Form 10QSB
period 1996-06-30
RAM-Z ENTERPRISES INC
filed 1996-08-12
CIK 937136

U. S. Securities and Exchange Commission
                         Washington, D. C. 20549

                               FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended June 30, 1996

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from               to
                                   -------------    --------------

                    Commission File No. 0-25496

                       RAM-Z ENTERPRISES. INC.
                       -----------------------
           (Name of Small Business Issuer in its Charter)

    DELAWARE                                           87-0400335
    --------                                           ----------
(State or Other Jurisdiction of                (I.R.S. Employer I.D. No.)
incorporation or organization)

                     155 EAST 34th Street
                   NEW YORK, NEW YORK 10016
                   ------------------------
           (Address of Principal Executive Offices)

           Issuer's Telephone Number: (212) 685-4515

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1) Yes  X    No      (2) Yes X    No
        ---      ---         ---      ---

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
                    PRECEDING FIVE YEARS

          Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court.

Yes X     No
   ---      ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

                              June 30, 1996

                    Common Voting Stock - 50,000,000

                     PART I - FINANCIAL INFORMATION

 Item 1.  Financial Statements.
          ---------------------

          The Financial Statements of the Registrant required to be filed with this 10-QSB Quarterly Report were prepared by management, and commence on the following page, together with Related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

                          RAM-Z ENTERPRISES, INC.
                       (A Development Stage Company)
                              Balance Sheets


                                          June 30,                December 31,
                                          1996                      1995
                                          ----                      ----
                                          (Unaudited)

CURRENT ASSETS

  Cash                                    $  -                      $  -

     Total Current Assets                    -                         -

     TOTAL  ASSETS                        $  -                      $  -


              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

  Accounts payable                        $   7,741                 $   1,626

     Total Current Liabilities                7,741                     1,626

STOCKHOLDERS' EQUITY (DEFICIT)

  Common stock 50,000,000 shares
   authorized to $0.001 par value,
   50,000,000 shares issued and
   outstanding                               50,000                    50,000
  Additional paid-in capital                108,503                   108,503
  Deficit accumulated during the
  development stage                        (166,244)                 (160,129)

     Total Stockholders' Equity (Deficit)    (7,741)                   (1,626)

     TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY (DEFICIT)      $  -                      $  -

The accompanying notes are an integral part of these financial statements






                          RAM-Z ENTERPRISES, INC.
                       (A Development Stage Company)
                         Statements of Operations
                                (Unaudited)

                                                                From
                                                                Inception on
                                                                July 29,
                     For the Three Months   For the Six Months  1983 Through
                     Ended June 30,         Ended June 30,      June 30,
                     1996       1995        1996       1995     1996
                     ----       ----        ----       ----     ----


REVENUES             $ -        $  -        $ -        $ -      $      -

EXPENSES                4,912       3,140      6,115      8,417      16,999

 LOSS FROM
 DISCONTINUED
 OPERATIONS (NOTE 4)   -           -          -          -          149,245

NET INCOME (LOSS)     $(4,912)  $  (3,140)  $ (6,115)  $ (8,417 )$ (166,244)

NET INCOME (LOSS)
 PER SHARE            $  (0.00) $   (0.00)  $  (0.00)  $  (0.00  $  (0.00)

WEIGHTED AVERAGE
 NUMBER OF SHARES
 OUTSTANDING          50,000,000 50,000,000 50,000,000 50,000,000 50,000,000


The accompanying notes are an integral part of these financial statements


                            RAM-Z ENTERPRISES, INC.
                         (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)

                                                                 Deficit
                                                                 Accumulated
                                                 Additional      During the
                           Common Stock          Paid-in         Development
                         Shares        Amount    Capital         Stage
                         ------        ------    -------         -----


Balance at Inception on
 July 29, 1983            -            $ -       $ -             $   -

Issuance of common stock
 at $0.0038 per share    2,650,000       2,650      7,350            -

Net loss for the year
 ended December 31, 1983  -              -         -                (2,469)

Balance at December 31,
 1983                    2,650,000       2,650      7,350           (2,469)

Issuance of common stock
 at $0.02 per share      5,000,000       5,000     91,895            -

Net loss for the year
 ended December 31, 1984   -             -         -                (7,065)

Balance at December 31,
 1984                    7,650,000       7,650     99,245           (9,534)

Net loss for the year
 ended December 31, 1985   -             -         -               (97,361)

Balance at December 31,
 1985                    7,650,000       7,650     99,245         (106,895)

Net loss for the year
 ended December 31, 1986   -             -         -                  -

Balance at December 31,
  1986                   7,650,000       7,650     99,245         (106,895)

Net loss for the year
 ended December 31, 1987   -             -         -                  -

Balance at December 31,
 1987                    7,650,000       7,650     99,245         (106,895)

Net loss for the year
 ended December 31, 1988    -            -         -                  -

Balance at December 31,
 1988                    7,650,000   $   7,650  $  99,245       $ (106,895)


                            RAM-Z ENTERPRISES, INC.
                         (A Development Stage Company)
            Statements of Stockholders' Equity (Deficit) (Continued)


                                                                 Deficit
                                                                 Accumulated
                                                 Additional      During the
                           Common Stock          Paid-in         Development
                          Shares       Amount    Capital         Stage
                          ------       ------    -------         -----


Balance at December 31,
 1988                      7,650,000     7,650     99,245         (106,895)

Net loss for the year
 ended December 31, 1989      -            -         -                -

Balance at December 31,
 1989                      7,650,000     7,650     99,245         (106,895)

Net loss for the year
 ended December 31, 1990       -           -         -                -

Balance at December 31,
 1990                      7,650,000     7,650     99,245         (106,895)

Net loss for the year
 ended December 31, 1991       -           -         -                -

Balance at December 31,
 1991                      7,650,000     7,650     99,245        (106,895)

Net loss for the year
 ended December 31, 1992       -           -         -                -

Balance at December 31,
 1992                      7,650,000     7,650     99,245        (106,895)

Net loss for the year
 ended December 31, 1993       -           -         -                -

Balance at December 31,
 1993                      7,650,000     7,650     99,245        (106,895)

Issuance of common stock
 on April 21, 1994 for
 services rendered at
 $0.001 per share         10,000,000    10,000       -                -

Issuance of common stock
 on May 18, 1994 for
 services rendered at
 $0.001 per share         32,350,000    32,350       -                -

Net loss for the year
 ended December 31, 1994        -         -          -            (42,350)

Balance at December 31,
 1994                     50,000,000   $50,000   $ 99,245       $(149,245)

The accompanying note are an integral part of these financial statements




                            RAM-Z ENTERPRISES, INC.
                         (A Development Stage Company)
            Statements of Stockholders' Equity (Deficit) (Continued)

                                                               Deficit
                                                               Accumulated
                                                Additional     During the
                          Common Stock          Paid-in        Development
                        Shares       Amount     Capital        Stage
                        ------       ------     -------        -----


Balance at December 31,
 1994                   50,000,000   $ 50,000   $  99,245      $ (149,245)

Services paid for by
 shareholder               -            -           9,258          -

Net loss for the year
 ended December 31, 1995   -            -             -           (10,884)

Balance at December 31,
 1995                   50,000,000     50,000     108,503        (160,129)

Net loss for the six
 months ended June 30,
 1996 (Unaudited)           -           -             -            (6,115)

Balance at June 30,
 1996 (Unaudited)       50,000,000   $ 50,000   $ 108,503      $ (166,244)


The accompanying note are an integral part of these financial statements


                             RAM-Z ENTERPRISES, INC.
                         (A Development Stage Company)
                            Statements of Cash Flows
                                  (Unaudited)


                                                                 From
                                                                 Inception on
                                                                 July 29,
                             For the           For the           1983
                             Three Months      Six Months        Through
                             Ended June 30,    Ended June 30,    June 30,
                           1996        1995    1996       1995   1996
                           ----        ----    ----       ----   ----


CASH FLOWS FROM
 OPERATING ACTIVITIES

  Loss from operations     $(4,912)    $(3,140) $(6,115)  $(8,417)  $(166,244)

  Common stock issued for
   services and wages          -          -        -         -         42,350

  Expenses paid by
  shareholder                  -          -        -         -          9,258

  Increase (decrease) in
   accounts payable          4,912       3,140    6,115     8,417       7,741

     Net Cash (Used) by
      Operating Activities     -          -        -         -       (106,895)

CASH FLOWS FROM
 INVESTING ACTIVITIES          -          -        -         -           -

CASH FLOWS FROM
 FINANCING ACTIVITIES

  Common stock issued
   for cash                    -          -        -         -        106,895

     Net Cash Provided by
      Financing Activities     -          -        -         -        106,895

  Net Increase (Decrease) in
  Cash and Cash Equivalents    -          -        -         -           -

Cash and Cash Equivalents at
 Beginning of Period           -          -        -         -           -

Cash and Cash Equivalents at
 End of Period               $ -       $  -      $ -       $ -         $ -

CASH PAID FOR
  Interest                   $ -       $  -      $ -       $ -         $ -
  Taxes                      $ -       $  -      $ -       $ -         $ -


The accompanying notes are an integral part of these financial statements



                          RAM-Z ENTERPRISES, INC.
                       (A Development Stage Company)
                     Notes to the Financial Statements
                          June 30, 1996 and 1995


NOTE 1 -     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a. Organization

     The financial statements presented are those of Ram-Z Enterprises, Inc. (a development stage company). The Company was incorporated under the laws of the State of Utah on July 29, 1983.

     On April 21, 1994, the Board of Directors caused to be incorporated in the State of Delaware, a new corporation, with the same name, with the specific intent of effecting a merger between Ram-Z Enterprises, Inc. of Delaware and Ram-Z Enterprises, Inc. of Utah, for the sole purpose of changing the domicile of the Company to the state of Delaware. On May 20, 1994, Ram-Z Enterprises, Inc. (Utah) and the newly formed Ram-Z Enterprises, Inc.(Delaware) executed a merger agreement whereby the shareholders of Ram-Z Enterprises, Inc. (Utah) exchanged all of their issued and outstanding shares of common stock for an equal number of shares of Ram-Z Enterprises, Inc. (Delaware) common stock. Ram-Z Enterprises, Inc. (Delaware) was the surviving corporation and Ram-Z Enterprises, Inc. (Utah) was dissolved.

     The Company is currently seeking business opportunities believed to hold a potential for profit. The Company has not presently identified a specific business area of direction that it will follow. Therefore, principal operations have not yet begun.

     b.  Accounting Method

     The Company's financial statements are presented using the accrual method of accounting. The Company has elected a December 31, year end.

     c. Loss Per Share

     The computations of loss per share of common stock are based on the weighted average number of shares outstanding at the date of the financial statements.

     d. Provision for Taxes

     At June 30, 1996, the Company had net operating loss carryforwards totaling approximately $165,000 that may be offset against future taxable income through 2011. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforward will expire unused. Accordingly, the potential tax benefits of the loss carryforward are offset by a valuation allowance of the same amount.

     e. Other Significant Accounting Policies

     Additional accounting policies will be determined when principle operations begin.
                          RAM-Z ENTERPRISES, INC.
                       (A Development Stage Company)
                     Notes to the Financial Statements
                          June 30, 1996 and 1995


NOTE 2 -     STOCK TRANSACTIONS

     On April 21, 1994 and May 18, 1994, 10,000,000 and 32,350,000 shares of common stock, respectively, were issued for $0.001 per share. These shares were issued at par value to related parties for services rendered on the Company's behalf.

NOTE 3 -     GOING CONCERN

     The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has no current source of revenue. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. It is management's plan to seek additional capital through a merger with an existing operating company. In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.

NOTE 4 -     DISCONTINUED OPERATIONS

     In 1994 the Company issued shares of its common stock to related parties for services rendered in connection with discontinuing its prior operations and preparing the Company to seek new business opportunities. Accordingly, those costs are charged to the net loss from discontinued operations.

NOTE 5 -     SUBSEQUENT EVENTS

     Subsequent to June 30, 1996 the Company's board of directors approved a reverse split of its common stock on a 1 share for 44.428648 shares basis. Under the terms of the reverse split no shareholder will be reduced below 100 shares. A shareholder has agreed to provide the shares of common stock to meet to minimum limitations. It is estimated that 1,125,400 shares will be outstanding after the reverse split.

     The board of directors also agreed to issue and register 633,600 shares of common stock to a consultant pursuant to a S-8 registration statement.

Item 2. Management's Discussion and Analysis or Plan of Operation.
        ----------------------------------------------------------

Plan of Operation.
- - ------------------

          The Company has not engaged in any material operations in the last fiscal year or the period ending June 30, 1996. The Company intends to continue to seek out the acquisition of assets, property or business that may be beneficial to the Company and its stockholders.

Results of Operations.
- - ----------------------

          The Company discontinued its operations in approximately 1985. The Company received no revenue in the last fiscal year or the period ending June 30, 1996. It sustained no net income or losses for either period.
                   PART II - OTHER INFORMATION

Item 1. Legal Proceedings.
        ------------------

None; not applicable with the exception a Default Order by the State of Utah dated April 27, 1987. There was a Civil action filed against the company in United States District Court Southern District of New York, on May 20, 1996. The action was settled on August 7, 1996.

Item 2.  Changes in Securities.
         ----------------------

None; not applicable.

Item 3.  Defaults Upon Senior Securities.
         --------------------------------

None; not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

None; not applicable.

Item 5.  Other Information.
         ------------------

None; not applicable.

Item 6.  Exhibits and Reports on Form 8-K.
         ---------------------------------

(a) Exhibits.

Financial Data Schedule.

 (b) Reports on Form 8-K.

None.

                                 SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          RAM-Z ENTERPRISES, INC.



Date: 8-7-96                              By /s/ Gregory Aurre
                                             -----------------
                                             Gregory Aurre, Jr., Director and
                                             President