Form 10QSB
period 1996-09-30
RAM-Z ENTERPRISES INC
filed 1996-11-14
CIK 937136

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                              ------------------

                                 FORM 10-QSB

                              ------------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934; For the Quarterly Period Ended: June 30, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:  0-25496

                           RAM-Z ENTERPRISES, INC.
            (Exact name of Registrant as specified in its charter)

          Delaware                                            87-0400335
(State or other jurisdiction of                              (IRS Employer
 incorporation or organization)                          Identification Number)

                         5444 Westheimer, Suite 2080
                             Houston, Texas 77056
         (Address of principal executive offices, including zip code)

                                (713) 622-1893
             (Registrant's telephone number, including area code)

                        155 East 34th Street, Apt. 10A
                           New York, New York 10016
                (Former Address, if changed from Last Report)

        Check whether the issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
                               Yes [X]   No [ ]

              APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS

        Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court.
                               Yes [ ]   No [ ]

                     APPLICABLE ONLY TO CORPORATE ISSUERS

        At October 25, 1996, 6,584,175 shares of common stock, $.01 par value, were outstanding.

        Transitional Small Business Disclosure Format (check one):
                               Yes [ ]   No [X]

                            RAM-Z ENTERPRISES, INC.

                                    CONTENTS


PART I - FINANCIAL INFORMATION
------------------------------
Item 1.  Financial Statements

         Independent Auditor's Report

         Consolidated Balance Sheet as of September 30, 1996 (Unaudited)

         Consolidated Statements of Operations for the first quarter ended September 30, 1996 (unaudited)

         Consolidated Statements of Cash Flows for the first quarter ended September 30, 1996 (unaudited)

         Notes to Consolidated Financial Statements

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations


PART II - OTHER INFORMATION
---------------------------
Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES
----------

                           RAM-Z ENTERPRISES, INC.


                        Interim Financial Statements


                             September 30, 1996





                              November 13, 1996

                        INDEPENDENT ACCOUNTANT'S REPORT


November 13, 1996


To the Board of Directors
   RAM-Z Enterprises, Inc.
   Houston, Texas

I have reviewed the accompanying consolidated balance sheet of RAM-Z Enterprises, Inc. as of September 30, 1996, and the related statements of income, stockholders' equity and cash flows for the three month periods ended September 30, 1996 and 1995. These financial statements are the responsibility of the Corporation's management.

I conducted my review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based on our review, I am not aware of any material modifications that should be made to such consolidated financial statements for them to be in conformity with generally accepted accounting principles.





Jack Evans, CPA
November 13, 1996

                            RAM-Z ENTERPRISES, INC.
                                 Balance Sheet
                               September 30, 1996

                               ASSETS
CURRENT ASSETS
   Cash                                               $     74,875
   Accounts Receivable                                     829,076
   Other Current Assets                                     40,142
                                                      ------------
        Total Current Assets                               944,093
                                                      ------------
EQUIPMENT
   Computer equipment                                      303,611
   Furniture and fixtures                                   69,289
   Vehicles                                                126,266
   Leasehold Improvements                                   12,872
                                                      ------------
                                                           512,038
   Less accumulated depreciation                          (281,144)
                                                      ------------
                                                           230,894

OTHER ASSETS, net of amortization of $2,913                 71,666
                                                      ------------
TOTAL ASSETS                                          $  1,246,653
                                                      ============

             LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Current portion of notes payable                   $     35,354
   Bank credit line                                        149,000
   Short term note payable                                  30,000
   Note payable - related party                             40,484
   Accounts payable                                        273,664
   Accrued expenses                                        123,841
   Deferred revenue                                         76,373
   Deferred federal income tax                              50,616
                                                      ------------
        TOTAL CURRENT LIABILITIES                          779,332
                                                      ------------
LONG-TERM DEBT                                             135,619

STOCKHOLDERS' EQUITY
   Common stock                                              6,324
   Paid-in capital                                         171,622
   Retained earnings                                       153,756
                                                      ------------
        TOTAL STOCKHOLDERS' EQUITY                         331,702
                                                      ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $  1,246,653
                                                      ============




See accountant's report and notes to financial statements.

                            RAM-Z ENTERPRISES, INC.
                         Consolidated Income Statements

                                                        3 months ended September 30

                                                            1996              1995
                                                     ---------------   ----------------
REVENUES
   Placements                                        $       978,825   $        910,962
   Sales of hardware/software                                405,610            370,078
   Graphic design and drafting services                      186,585                 72
                                                     ---------------   ----------------
                                                           1,571,020          1,281,112
                                                     ---------------   ----------------
COST OF SALES
   Placements                                                841,512            833,882
   Sales of hardware/software                                354,805             45,166
   Graphic design and drafting services                      172,196            291,982
                                                     ---------------   ----------------
                                                           1,368,513          1,171,030

       GROSS MARGIN                                          202,507            110,082
                                                     ---------------   ----------------
   Selling                                                    26,475             11,391
   General and administrative                                222,113            116,996
   Interest                                                    7,521              3,052
   Depreciation and amortization                              26,911              9,985
                                                     ---------------   ----------------
       TOTAL EXPENSES                                        283,020            141,424

   Net Income (loss)                                         (80,513)           (31,342)
   Other Income                                                  550
                                                     ---------------   ----------------
       Net income <loss> before income taxes                 (79,963)           (31,342)

INCOME TAXES <RECOVERY>                                      (19,991)
                                                     ---------------   ----------------
       NET INCOME (LOSS)                             $       (59,972)  $        (31,342)
                                                     ===============   ================
NET LOSS PER COMMON SHARE                            $         (0.01)        - n/a -

WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING                                             6,284,667         - n/a -




           See accountant's report and notes to financial statements.

                            RAM-Z ENTERPRISES, INC.
                      Consolidated Statement of Cash Flows


                                                                     3 months ended     September 30
                                                                          1996              1995
                                                                   ---------------  ----------------
Cash Flows From Operating Activities
   Net income (loss)                                               $       (59,972)  $        (31,342)
   Adjustments to reconcile net income to net cash
      provided by operating activities
       Depreciation and amortization                                        26,911              9,985
       Common stock issued for services                                     29,900
   Changes in:
       Accounts receivable                                                 (86,211)          (136,854)
       Other current assets                                                 (8,060)            30,560
       Accounts payable                                                    (74,743)           131,674
       Accrued expenses                                                     34,572             16,614
       Deferred revenue                                                     76,373            (34,450)
       Deferred income taxes                                               (19,991)
                                                                   ---------------   ----------------
   Cash Provided from (Used for) Operating Activities                      (81,221)           (13,813)
                                                                   ---------------   ----------------
Cash Flows From Investing Activities
   Organizational costs incurred                                           (58,251)
   Increase in other assets                                                 (1,599)
   Purchase of office/computer equipment                                    (5,736)            (2,421)
   Purchase of vehicles                                                    (84,173)           (15,000)
                                                                   ---------------   ----------------
   Cash Provided from (Used for) Investing Activities                     (149,759)           (17,421)
                                                                   ---------------   ----------------

Cash Flows From Financing Activities
   Sale of common stock                                                     38,000
   Net increase under line of credit                                         4,000             20,000
   Net increase of short-term notes payable                                 30,000
   Net increase of short-term notes payable to related party                40,484
   Net increase in long-term debt                                           84,173
   Payments on installment debt                                            (44,264)            (7,532)
                                                                   ---------------   ----------------
   Cash Flows from Financing Activities                                    152,393             12,468
                                                                   ---------------   ----------------
Net Increase (Decrease) in Cash                                            (78,587)           (18,766)

Cash at Beginning of Period                                                153,462             75,160
                                                                   ---------------   ----------------
Cash at end of period                                              $        74,875   $         56,394
                                                                   ===============   ================
EXPENSES PAID IN CASH
   Interest                                                        $         7,521   $          3,052


           See accountant's report and notes to financial statements.

                            RAM-Z ENTERPRISES, INC.
                Consolidated Statements of Stockholders' Equity
                   3 Months Ended September 30, 1996 and 1995



                                                    --  Common Stock - - Paid-In        Retained
                                            Shares          Amount       Capital        (Deficit)      Totals
                                         ------------       -------    -----------     ----------   -----------
AS RESTATED
   Balances, June 30, 1995                    9,500      $  9,500   $        546      $ 225,948     $ 235,994)

   Net (loss)                                                                           (31,342)      (31,342)
                                        -----------      --------   ------------      ---------     ---------
   Balances, September 30, 1995               9,500      $  9,500   $        546      $ 194,606     $(204,652)
                                        ===========      ========   =============     =========     =========
Balances, June 30, 1996                  50,000,000        50,000      $ 108,503      $(166,244)   $   (7,741)

Current period expenses incurred
   before reverse merger                                                                (70,000)      (70,000)

Reverse merger - reverse split less
   Shares retained by original "shell"
   shareholders                         (49,520,000)      (49,520)      (108,983)       236,244        77,741

Issuance of stock for purchase of
   Houston Creative Connections, Inc.     1,851,000         1,851            149        216,589       218,589
   MicroData Systems, Inc.                  604,000           604          7,442         (2,861)        5,185

Common stock issued for cash                259,000           259        137,741                      138,000

Common stock issued for services          3,130,000         3,130         26,770                       29,900

Net (loss)                                                                              (59,972)      (59,972)
                                        -----------      --------   ------------      ---------     ---------
Balances, June 30, 1996                   6,324,000      $  6,324   $    171,622      $ 153,756     $ 331,702
                                        ===========      ========   ============      =========     =========





           See accountant's report and notes to financial statements.

                            RAM-Z ENTERPRISES, INC.
                         NOTES TO FINANCIAL STATEMENTS
                       3 Months Ended September 30, 1996


1. The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. The financial statements contained herein should be read in conjunction with the audited financial statements of the 3 acquired subsidiaries and the audited pro forma consolidated balance sheet and income statement filed with the Company's Form 8-K in early November, 1996. Accordingly, footnote disclosure which would substantially duplicate the disclosure in the audited consolidated financial statements has been omitted.

2. In June, 1996, a subsidiary of the Company sold 200,000 shares of stock at $.50 per share, netting this subsidiary $100,000. In early August, 1996, prior to the merger, this same subsidiary of the Company sold another 25,000 shares of stock, netting the Company $12,500. All 225,000 such shares were exchanged on August 26, 1996 for an equal number of "post-split" shares of the Company in the reverse merger.

         During the 3 months ended September 30, 1996, but subsequent to the merger dated August 26, 1996, the Company granted 300,000 warrants to purchase common stock as finder's fee compensation for assisting with the acquisitions which occurred August 26, 1996, at prices ranging from $.75 to $1.25 per share. Also during this period, warrants for 34,000 shares were exercised, netting the Company $25,500.

         Options for 9,600 shares at $1.25 were issued to an officer of the Company for services rendered during July and August, 1996.

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS


Required background information of the Company and its newly-acquired subsidiaries have been included in the Form 8-K filed early November, 1996. Background and descriptive information included therein has not been repeated here.

LIQUIDITY. The Company had a $150,000 credit line with a local bank which has been increased October, 1996, to $300,000.

CAPITAL RESOURCES. The Company is continuing to raise small amounts of capital through exercise of previously-issued warrants for common stock. In addition, the Company plans to raise substantial additional cash for more acquisitions and an Internet equipment sales financing credit line through a public stock offering planned in early 1997.

RESULTS OF OPERATIONS. Sales were increased $290,000 or 23% from the quarter ended September 30, 1995 to the same quarter ending 1996, because the Houston, Texas area economy is strong in the two main areas of current Company sales: computer-related outsourcing and computer equipment sales. Both operating subsidiaries are expanding similarly to their competitors in expanding marketplaces.

$187,000 of such sales increase is due to the introduction of graphic design and drafting services, beginning with the quarter ending September 30, 1995.

PROSPECTIVE INFORMATION. The Company plans significant additional acquisitions to be announced soon. Such acquisitions will substantially increase operating revenues.

                                    PART II

                               OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

    (b)   REPORTS ON FORM 8-K

          (1) On August 26, 1996, the Company filed a current report on Form 8-K regarding: changes in control of the Company; the acquisition of HyperDynamics Corporation and its subsidiaries; changes in the Company's certifying accountant; the resignation of directors and executive officers and the appointment of new directors and officers, change in fiscal year to that of the accounting acquirer's fiscal year; and other events.

          (2) On November 8, 1996, the Company filed Amendment 1 to Form 8-K. Amendment 1 consisted of financial statements for Ram-Z Enterprises, Inc., HyperDynamics Corporation, Houston Creative Connections, Inc., and Micro Data Systems, Inc. as of June 30, 1996.

          (3) On November 11, 1996, the Company filed Amendment 2 to Form 8-K, which superceded Amendment 1 as filed on November 8, 1996. Amendment 2 consisted of amended financial statements for RAM-Z Enterprises, Inc., HyperDynamics Corporation, Houston Creative Connections, Inc., and Micro Data Systems, Inc. as of June 30, 1996.

Exhibit 27     Financial Data Schedule

                                  SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                        RAM-Z ENTERPRISES, INC.


Date:  August 13, 1996                  By: /s/ GREG J. MICEK
                                           ________________________________
                                            Greg J. Micek
                                            President



                                        By: /S/ LEWIS E. BALL
                                           ________________________________
                                            Lewis E. Ball
                                            Chief Financial Officer

                               INDEX TO EXHIBITS


Exhibits           Description
--------           -----------
   27              Financial Data Schedule