Form 10QSB
period 1996-12-31
HYPERDYNAMICS CORP
filed 1997-02-14
CIK 937136

 ______________________________________________________________________________

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                  FORM 10-QSB

                             ----------------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934; For the Quarterly Period Ended: December 31, 1996

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

Commission File Number: 000-25496

                           HYPERDYNAMICS CORPORATION
             (Exact name of registrant as specified in its charter)

                 Delaware                                           82-0400335
         (State or other jurisdiction                             (IRS Employer
       of incorporation or organization)                        Identification No.)

                          5444 Westheimer, Suite 2080
                              Houston, Texas 77056
          (Address of principal executive offices, including zip code)

                                 (713) 622-1893
              (Registrant's telephone number, including area code)

                            RAM-Z Enterprises, Inc.
                           (Registrant's former name)

                             ----------------------

        Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [x]   No []

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

        Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution
of securities under a plan confirmed by court.  Yes [ ]   No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

        At February 12, 1997, 5,310,775 shares of common stock, $.001 par value, were outstanding.

        Transitional Small Business Disclosure Format (check one);
Yes [ ]   No [x]

                           HYPERDYNAMICS CORPORATION


                                    CONTENTS



PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheet as of  December 31, 1996 (unaudited)

         Consolidated Statements of Operations for the three months and six months ended December 31, 1996 and 1995 (both unaudited)

         Consolidated Statements of Cash Flows for the six months ended
                December 31, 1996 and 1995 (both unaudited)

         Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                           HYPERDYNAMICS CORPORATION



                       (formerly RAM-Z ENTERPRISES, INC.)



                          Interim Financial Statements



                               December 31, 1996

                           HyperDynamics Corporation
                       (formerly RAM-Z Enterprises, Inc.)
                                 Balance Sheet
                               December 31, 1996

CURRENT ASSETS
   Cash                                                             $  128,021
   Accounts receivable                                                 561,046
   Other                                                                28,142
                                                                    ----------
         TOTAL CURRENT ASSETS                                          717,209
                                                                    ----------
EQUIPMENT
   Computer equipment                                                  352,228
   Furniture and fixtures                                               69,289
   Vehicles                                                            126,266
   Leasehold improvements                                               12,872
                                                                    ----------
                                                                       560,655
   Less accumulated depreciation                                      (313,731)
                                                                    ----------
                                                                       246,924

OTHER ASSETS, net of amortization OF $5,825                             70,857
                                                                    ----------

TOTAL ASSETS                                                        $1,034,990
                                                                    ==========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Current portion of notes payable                                 $   20,335
   Bank credit line                                                    168,000
   Accounts payable                                                    261,622
   Accrued expenses                                                    148,379
   Deferred revenue                                                     21,272
                                                                    ----------
               TOTAL CURRENT LIABILITIES                               619,608
                                                                    ----------
LONG TERM DEBT                                                         132,039

STOCKHOLDERS' EQUITY
     Common stock, par value $.001, authorized 50,000,000 shares,
       issued and outstanding 6,625,558 shares                           6,625
     Paid-in capital                                                   247,799
     Retained earnings                                                  28,919
                                                                    ----------

                 TOTAL STOCKHOLDERS' EQUITY                            283,343
                                                                    ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $1,034,990
                                                                    ==========

                          HyperDynamics Corporation
                      (formerly RAM-Z Enterprises, Inc.)
                        Consolidated Income Statements

                                     3 months ended Dec. 31,      6 months ended Dec. 31,
                                       1996          1995            1995         1996
                                     ----------   ----------      ----------   ----------
REVENUES                             $ 566,062    $  46,735      $  996,940    $ 416,813
COST OF REVENUES                       493,015       43,828         866,978      335,810
                                     ---------    ---------      ----------    ---------
       GROSS MARGIN                     73,047        2,907         129,962       81,003
                                     ---------    ---------      ----------    ---------
OPERATING EXPENSES
   Selling                               6,610         (792)         14,802        3,277
   General and administrative          173,412       12,220         289,382       34,282
   Interest                                213          683           1,212        2,141
   Depreciation and amortization        11,325        6,529          26,529       10,390
                                     ---------    ---------      ----------    ---------
     Total Operating Expenses          191,560       18,640         331,925       50,090
                                     ---------    ---------      ----------    ---------
     Net income (loss) from
       continuing operations          (118,513)     (15,733)       (201,963)      30,913

     Income (loss) from
       discontinued operations         (50,982)     110,157         (53,351)      32,169
                                     ---------    ---------      ----------    ---------

     Net income (loss) before taxes   (169,495)      94,424        (255,314)      63,082

   INCOME TAX BENEFIT                   50,616                       70,607
                                     ---------    ---------      ----------    ---------
NET INCOME (LOSS)                    $(118,879)   $  94,424      $ (184,707)   $  63,082
                                     =========    =========      ==========    =========

(LOSS) PER COMMON SHARE
   Continuing operations             $   (0.01)     -n/a-        $    (0.02)     --n/a--
   Discontinued operations               (0.01)                       (0.00)
                                     ---------                   ----------

NET LOSS PER COMMON SHARE            $   (0.02)                  $    (O.03)
                                     ---------                   ----------
Weighted average shares
   outstanding                       6,504,279                    6,504,519
                                     =========                   ==========

                           HyperDynamics Corporation
                       (formerly RAM-Z Enterprises, Inc.)
                Consolidated Statements of Stockholders' Equity
                   6 Months Ended December 31, 1996 and 1995

                                          - - Common Stock - -            Paid-in          Retained
                                         Shares           Amount          Capital          (Deficit)        Totals
                                        --------         --------        --------          ---------       --------
1996

AS RESTATED
   Balances, June 30, 1996               680,000          $    680      $ 92,923          $        0         $ 93,603

Issuance of stock for merger with:

   Houston Creative Connections, Inc.  2,102,000             2,102             0             216,487          218,589
   MicroData Systems, Inc.               604,000               604         7,442              (2,861)           5,185


Common stock issued for cash             151,175               151       103,531                              103,682

Common stock issued for services       3,088,383             3,088        43,903                               46,991

Net (loss)                                                                                  (184,707)         184,707
                                       ---------          --------      --------          ----------         --------

Balances, December 31, 1996            6,625,558          $  6,625      $247,799          $   28,919         $283,343
                                       =========          ========      ========          ==========         ========

1995

AS RESTATED
   Balances, June 30, 1995                 9,500          $  9,500      $    546          $  225,948         $235,994


   Net income                                                                                 63,082           63,082
                                       ---------          --------      --------          ----------         --------

   Balances, December 31, 1995             9,500          $  9,500      $    546          $  289,030         $299,076
                                       =========          ========      ========          ==========         ========

                           HyperDynamics Corporation
                       (formerly RAM-Z Enterprises, Inc.)
                      Consolidated Statement of Cash Flows
                   6 Months Ended December 31, 1996 and 1995

                                                                       1996          1995
                                                                  ------------    -----------
Cash Flows From Operating Activities
     Net income (loss)                                            $    (184,707)   $  63,082
     Adjustments to reconcile net income to net cash
     provided by operating activities
              Depreciation and amortization                              62,410       30,544
              Issuance of stock for services                             16,891
     Changes in:
             Accounts receivable                                        181,819     (128,525)
             Other current assets                                         3,940        7,206
             Accounts payable                                           (92,982)       2,343
             Accrued expenses                                            59,110       (1,346)
             Deferred revenue                                            21,272      (34,450)
             Deferred income tax                                        (70,607)
                                                                    -----------   ----------
     Cash Used for Operating Activities                                  (2,854)     (61,146)
                                                                    -----------   ----------
Cash Flows From Investing Activities
   Purchase of computer equipment                                       (52,553)     (28,927)
   Purchase of furniture and fixtures                                    (1,800)
   Purchase of vehicles                                                 (84,173)
   Increase in other assets                                             (32,053)
                                                                    -----------   ----------
   Cash Used for Investing Activities                                  (170,579)     (28,927)
                                                                    -----------   ----------
Cash Flows From Financing Activities
   Sale of common stock                                                 103,682
   Proceeds from bank credit line                                        23,000       40,000
   Proceeds from new installment debt                                    52,319
   Payments on installment debt                                         (31,009)      (8,592)
                                                                    -----------   ----------
   Cash Flows from Financing Activities                                 147,992       31,408
                                                                    -----------   ----------

Net Increase (Decrease) in Cash                                         (25,441)     (58,665)

Cash at Beginning of Period                                             153,462       75,160
                                                                    -----------   ----------
Cash at end of period                                               $   128,021   $   16,495
                                                                    ===========   ==========
EXPENSES PAID IN CASH
   Interest                                                         $     1,212   $    2,141

                           HYPERDYNAMICS CORPORATION
                       (formerly RAM-Z ENTERPRISES, INC.)
                         Notes to Financial Statements
                        6 Months Ended December 31, 1996


1. The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. The financial statements contained herein should be read in conjunction with the audited financial statements of the 3 acquired subsidiaries and the audited pro forma consolidated balance sheet and income statement filed with the Company's Form 8-K Amendment in early November, 1996 as an amendment to an 8-K filed August 26, 1996. Accordingly, footnote disclosure which would substantially duplicate the disclosure in the audited consolidated financial statements has been omitted.

2. During 1996, the Company granted 300,000 warrants to purchase common stock as finder's fee compensation for assisting with the acquisitions which occurred August 26, 1996, at prices ranging from $.75 to $1.25 per share. Also during this period, warrants for 34,000 shares were exercised, netting the Company $25,500. As of January 31, 1997, warrants for 170,000 have been exercised. Options for 9,600 shares at $1.25 were issued to an officer of the Company for services rendered during July and August, 1996.

3. Divestiture. On February 6, 1997, the Company agreed with the original shareholders of its largest acquisition, Houston Creative Connections, Inc., to transfer 100% of ownership of this subsidiary back to such original shareholders in exchange for their entire holdings of Company stock, or 2,102,000 shares. In connection with this divestiture, the Company agreed to issue 700,000 shares for cancellation of their recession rights to the original shareholders of its other significant acquisition, MicroData Systems, Inc. A summary of changes in significant shareholders is as follows:

                                                    Before Divestiture            After Divestiture
                                                      Shares       %                 Shares     %
                                                     ----------  ----               ---------  ----
Susanne and David Jackson                             1,600,000    23%
Houston Creative Mgmt. Incen. Plan                      251,000     4
Arthur F. Click                                         251,000     4
Kent Watts                                              480,000     7              1,180,000     21%
Greg J. Micek                                           590,000     9                590,000     11
Robert Hill                                             390,000     6                390,000      7
John C. Malone                                          299,000     4                299,000      6
  - others -                                          3,063,558    48              3,063,558     55
                                                      ---------   ---              ---------    ---
         Total shares outstanding                     6,625,558   100%             5,522,558    100%
                                                      =========   ===              =========    ===

Divestiture of Houston Creative Connections, Inc. reduced total revenues otherwise reportable in the 6 months ended December 31, 1996 and 1995 by $2,242,000 (69%) and $1,959,000 (82%), respectively. The income statements were restated to report this business segment as net discontinued operations.

          Item 6.   Management's Discussion and Analysis of
                    Financial Condition and Results of Operations

General Discussion

HyperDynamics Corporation is a systems integrator and re-seller of computer-related equipment. In addition, this past quarter it has made a material investment in, and has successfully established a new media capability, which includes Internet web-site development, electronic publishing and electronic commerce support services.

In a subsequent event, the company divested its personnel outsourcing and advertising subsidiary in February 1997, allowing it to focus more intently on the core business activities referenced above.

Results of Operations

Revenues increased to $996,940 for the six months ended December 31, 1996, from $416,813 for the same period in 1995. The 140% increase in sales was primarily due to strong hardware sales and the completion of the first stage of a system integration contract for Novo Industries at MicroData Systems.

Cost of Revenues increased, correspondingly to the sales increase, to $866,978 in the period, from $335,810 for the same period in 1995.

Selling, General and Administrative expenses increased to $304,184 in the six month period, as compared to $37,559 for the same period in 1995. The increase was due primarily due to legal and financial expenses associated with the building of corporate infrastructure and the transition to a public company. In addition, the costs associated with the start up of a new media division were reflected in the second quarter. Sales for this new division have been initiated in the third quarter.

Net Loss. The net loss of the Company was $(184,707) for the six months ended December 31,1996, or ($.03) per share. As stated above, this loss can be primarily attributed to the increase in expenses associated with the transition to becoming a public company, as well as the development of the new media division.

Liquidity and Capital Resources

As a result of successfully absorbing the 140% increase in sales from the first six months of this year over the first six months of last year, funding capabilities due to vendor-related credit lines resulted in an expansion of $200,000 in additional funding capacity. This expanding of credit capacities is continuing into the third quarter and is expected to continue as sales increase.

In addition to the above, the Company is continuing to raise small amounts of capital through the exercise of previously-issued warrants for common stock. In addition, it is planning to raise substantial additional cash for more acquisitions and expanding internal capabilities in early 1997.

Prospective Information

The company has mobilized its resources to support the ability to sustain the anticipated significant revenue growth experienced in the most recent quarters. In that regard, a consolidation of the operations of the parent company and the MicroData operating subsidiary is occurring in the third quarter to more effectively and efficiently respond to the increased level of bid activity.

In January, 1997, the company announced that it had been selected by the Department of Information Services for the State of Texas to supply hardware and software to various government entities throughout the state, including the City of Houston. This contract, along with other increased sales activities, is anticipated to drive continued growth in revenues.

In general, continued revenue growth from quarter to quarter, combined with continued expanding credit relationships with vendors, is anticipated to support our ability to respond to expected increased customer demand.

                                    PART II

                               OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)     EXHIBITS REQUIRED BY ITEM 601 OF REGULATION SB

                 (1) Exhibit 3.   Amendment to Articles of Incorporation

                 (2) Exhibit 27.  Financial Data Schedule

         (b)     REPORTS ON FORM 8-K

                 (1) On February 13, 1997, The Company filed a current report on Form 8-K regarding (i)Change in Control of the Company (ii) Acquisition or disposition of Assets, and (iii) Other Events.


                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                        HYPERDYNAMICS CORPORATION



Date: February 13, 1997                 By:      /s/ Gregory J. Micek
                                            ------------------------------------
                                            Gregory J. Micek, President


                                        By:      /s/ Kent Watts
                                            ------------------------------------
                                            Kent Watts, Chief Financial Officer

                               INDEX TO EXHIBITS



Exhibit
  No.             Description
-------           -----------
   3              Amendment to Articles of Incorporation
  27              Financial Data Schedule