Form 10QSB
period 1997-03-31
HYPERDYNAMICS CORP
filed 1997-05-15
CIK 937136

_______________________________________________
            _______________________________

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                       _________________

                          FORM 10-QSB
                       _________________

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR
     15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934; For the Quarterly Period Ended: March
     31, 1997

 [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 or
       15(d) OF THE SECURITIES EXCHANGE ACT OF
       1934

                  Commission File Number: 000-25496

                   HYPERDYNAMICS CORPORATION
         (Exact name of registrant as specified in its
                       charter)

                 Delaware                 82-0400335
              (State or other            (IRS Employer
              jurisdiction of           Identification
               incorporation                 No.)
              or organization)


                  5444 Westheimer, Suite 2080
                      Houston, Texas 77056
            (Address of principal executive offices,
                  including zip code)

                         (713) 622-1893
         (Registrant's telephone number, including area
                         code)

                    RAM-Z Enterprises, Inc.
                   (Registrant's former name)
                       _________________


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

At May 1, 1997, 5,570,558 shares of common stock, $.001 par value, were outstanding.

Transitional Small Business Disclosure Format (check one);   Yes [ ] No [x]

                       HYPERDYNAMICS CORPORATION

                            CONTENTS
PART I - FINANCIAL INFORMATION

      Item 1.Financial Statements

             Consolidated Balance Sheet as of March
             31, 1997  (unaudited)

             Consolidated Statements of Operations
             for the three and nine months ended
             March 31, 1997 and 1996 (both
             unaudited)

             Consolidated Statement of
             Stockholders' Equity for the nine
             months ended March 31, 1997
             (unaudited)

             Consolidated Statements of Cash Flows
             for the nine months ended March 31,
             1997 and 1996 (both unaudited)

             Notes to Consolidated Financial
             Statements

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

SIGNATURE PAGE

PART 1. FINANCIAL INFORMATION

ITEM 1. Financial Statements

                       HyperDynamics Corporation
                            Balance Sheet
                          As of March 31, 1997

CURRENT ASSETS
     Cash                                                 123,465
     Accounts receivable                                  130,987
     Other                                                 59,878
       TOTAL CURRENT ASSETS                               314,330

EQUIPMENT
     Computer equipment                                   129,226
     Furniture and fixtures                                10,129
     Vehicles                                              19,101
     Leasehold improvements                                 1,126
                                                          159,582
     Less accumulated depreciation                       (106,797)
                                                           52,785

OTHER ASSETS, net of amortization of $8,738                65,636

             TOTAL ASSETS                                 432,751


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Current portion of notes payable                        3,796
    Bank credit line                                       70,000
    Accounts payable                                      203,227
    Accrued expenses                                        9,394
    Deferred revenue                                        6,316
       TOTAL CURRENT LIABILITIES                          292,733

LONG TERM DEBT                                             11,824

STOCKHOLDERS' EQUITY
    Common stock, par value $.001,
      authorized 50,000,000 shares,
      issued and outstanding 5,242,558
      shares                                                5,243
    Paid-in capital                                       268,886
    Retained earnings                                    (145,935)
       TOTAL STOCKHOLDERS' EQUITY                         128,194

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             432,751

                       HyperDynamics Corporation
                 Consolidated Statements of Cash Flow
               9 Months Ended March 31, 1997 and 1996

                                                     1996     1995

Cash Flows From Operating Activities
       Net income (loss)                           (359,561)  44,157
       Adjustments to reconcile net income
         to net cash provided by operating
         activities
           Depreciation and amortization             70,122   10,390
           Divestiture of Houston Creative          216,487
           Issuance of stock for services            36,596
       Changes in:
           Accounts receivable                      108,908 (202,307)
           Other current assets                     (27,796)  32,676
           Accounts payable                         (85,533)  83,926
           Accrued expenses                           7,026    2,251
           Deferred revenue                           6,316    2,181
     Cash Used for Operating
              Activities                            (27,435) (26,726)

Cash Flows From Investing Activities
        Purchase of fixed assets                    (62,411)  (22,392)
        Increase in other assets                    (63,103)  (4,480)
     Cash Used for Investing
               Activities                          (125,514) (26,872)

Cash Flows From Financing Activities
     Sale of common stock                           135,684
     Proceeds from bank credit line                  70,000
     Payments on installment debt                   (32,177) (16,969)
        Cash Flows from Financing
               Activities                           173,507 (16,969)

Net Increase (Decrease) in Cash                      20,558 (70,567)

Cash at Beginning of Period                         102,907  71,912
Cash at End of Period                               123,465   1,345

EXPENSES PAID IN CASH
     Interest                                         1,356   3,063

                     HyperDynamics Corporation
                  Consolidated Income Statements

                                     3 Months Ended   9 Months Ended
                                        March 31,      March 31,
                                    1997     1996       1997      1996
REVENUES                          364,495  216,663  1,362,029   633,476
COST OF REVENUES                  314,820  171,697  1,181,798   507,507
GROSS MARGIN                       49,675   44,966    180,231   125,969

OPERATING EXPENSES
   Selling                         12,889    2,051     27,691     5,328
   General and
     administrative               166,717   28,749    456,692    63,031
   Interest                         1,331      922      2,543     3,063
   Depreciation and
     amortization                  43,592              70,122    10,390
     Total Operating
         Expenses                 224,529   31,722    557,048    81,812

    Net income (loss) from
      continuing operations      (174,854)  13,244   (376,817)   44,157

     Income (loss) from
     discontinued operations                          (53,351)

Net income (loss) before
     taxes                       (174,854)  13,244   (430,168)   44,157

INCOME TAX BENEFIT                 50,616              70,607

NET INCOME (LOSS)                (124,238)  13,244   (359,561)   44,157

(LOSS) PER COMMON SHARE
     Continuing operations          (0.03)  --n/a--     (0.07)   --n/a--
     Discontinued operations         0.00               (0.01)
     NET LOSS PER COMMON
        SHARE                       (0.02)              (0.07)

Weighted average shares
     outstanding                5,256,891           5,061,198

                      HyperDynamics Corporation
             Consolidated Statement of Stockholders' Equity
                  9 Months Ended March 31, 1997

<CAPTIONS>
                          Common Stock     Paid-in      Retained
                         Shares   Amount   Capital     <Deficit>     Totals

AS RESTATED
   Balances, June 30,
     1996                680,000    680     92,923           0         93,603

Issuance of stock for merger with:
   Houston Creative
     Connections, Inc. 2,102,000  2,102        0        216,487       218,589
   MicroData Systems,
     Inc.                604,000    604      7,442       (2,861)        5,185
Common stock issued for
     cash                151,175    151    103,531                    103,682
Common stock issued for
     services          3,108,383  3,108     63,588                     66,696
Divestiture of Houston
   Creative Connections,
   Inc.               (2,102,000)(2,102)     2,102                       0
Issuance of stock to
   former owners of
   MicroData Systems,
   Inc.                  700,000    700       (700)                      0
Net <loss>                                            (359,561)      (359,561)

Balances, March 31,
   1997                5,243,558  5,243    268,886    (145,935)       128,194

AS RESTATED
   Balances, June 30,
      1995                 7,500  7,500        546      (3,926)         4,120
   Net income                                           44,157         44,157
   Balances, March 31,
      1996                 7,500  7,500        546      40,231         48,277

                      HYPERDYNAMICS CORPORATION
                    Notes to Financial Statements
                    9 Months Ended March 31, 1997


1.The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. The financial statements contained herein should be read in conjunction with the audited financial statements of the 3 acquired subsidiaries and the audited pro forma consolidated balance sheet and income statement filed with the Company's Form 8-K Amendment in early November, 1996 as an amendment to an 8-K filed August 26, 1996. Accordingly, footnote disclosure which would substantially duplicate the disclosure in the audited consolidated financial statements has been omitted.

2.During 1996, the Company granted 300,000 warrants to purchase common stock as finder's fee compensation for assisting with the acquisitions which occurred August 26, 1996, at prices ranging from $.75 to $1.25 per share. Also during this period, warrants for 34,000 shares were exercised, netting the Company $25,500. As of January 31, 1997, warrants for 170,000 have been exercised. Options for 9,600 shares at $1.25 were issued to an officer of the Company for services rendered during July and August, 1996.

3.Divestiture. On February 6, 1997, the Company agreed with the original shareholders of its largest acquisition, Houston Creative Connections, Inc., to transfer 100% of ownership of this subsidiary back to such original shareholders in exchange for their entire holdings of Company stock, or 2,102,000 shares. In connection with this divestiture, the Company agreed to issue 700,000 shares for cancellation of their recession rights to the original shareholders of its other significant acquisition, MicroData Systems, Inc. A summary of changes in significant shareholders is as follows:

<CAPTIONS>
                                   Before Divestiture    After Divestiture
                                     Shs      %           Shs      %
Susanne and David Jackson . . .  1,600,000   23%
Houston Creative Mgmt. Incen.
   Plan . . . . . . . . . . . .    251,000    4
Arthur F. Click.. . . . . . . .    251,000    4
Kent Watts  . . . . . . . . . .    480,000    7       1,180,000    21%
Greg J. Micek.. . . . . . . . .    590,000    9         590,000    11
Robert Hill . . . . . . . . . .    390,000    6         390,000     7
John C. Malone  . . . . . . . .    299,000    4         299,000     6
  - others -  . . . . . . . . .  3,063,558   48       3,063,558    55
Total shares outstanding .. . .  6,625,558  100%      5,522,558   100%

The income statements were restated to report this business segment as net discontinued operations.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

General Discussion. HyperDynamics Corporation is a systems integrator and re-seller of computer-related equipment. In addition, this past quarter it has made a material investment in, and has successfully established a new media capability, which includes Internet web-site development, electronic publishing and electronic commerce support services.

In February, 1997 the company divested its personnel outsourcing and advertising subsidiary, allowing it to focus more intently on the core business activities referenced above.

Results of Operations. Revenues increased to $1,362,029 for the nine months ended March 31, 1997, from $633,476 for the same period in 1996. The 115% increase in sales was primarily due to strong hardware sales.

Cost of Revenues increased, correspondingly to the sales increase, to $1,181,798 in the period, from $507,507 for the same period in 1996.

Selling, General and Administrative expenses increased to $484,383 in the nine month period, as compared to $68,359 for the same period in 1996. The increase was due primarily due to legal and financial expenses associated with the building of corporate infrastructure and the transition to a public company.

Net Loss. The net loss of the Company was $(359,561) for the nine months ended March 31,1997, or ($.07) per share. As stated above, this loss can be primarily attributed to the increase in expenses associated with the transition to becoming a public company, as well as the development of the new media division.


On April 25, 1997, the Company acquired a contract interest in revenues from SierraNet, Inc., a Nevada Internet Service Provider.
The third-party purchaser of SierraNet, Internet Finance and Equipment, Inc. of Florida, agreed to our participation in financing their acquisition of SierraNet through our issuance of 177,000 shares of the Company's restricted stock to the sellers. This contract right provides the Company with 4% of monthly gross revenue of SierraNet, and 19% of sale proceeds should SierraNet be sold.

Liquidity and Capital Resources. As a result of successfully absorbing the 115% increase in sales from the first nine months of this year over the first nine months of last year, funding capabilities due to vendor-related credit lines resulted in an expansion of $200,000 in additional funding capacity. This expanding of credit capacities is continuing into the fourth quarter and is expected to continue as sales increase.

In addition to the above, the Company is continuing to raise small amounts of capital through the exercise of previously-issued warrants for common stock. In addition, it is planning to raise substantial additional cash for more acquisitions and expanding internal capabilities in 1997.

Prospective Information. The company has mobilized its resources to support the ability to sustain the anticipated significant revenue growth experienced in the most recent quarters. In that regard, a consolidation of the operations of the parent company and the MicroData operating subsidiary is occurring in the third quarter to more effectively and efficiently respond to the increased level of bid activity.

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

          (1) Exhibit 27.Financial Data Schedule

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


                              HYPERDYNAMICS CORPORATION



Date: May 15, 1997            By:/s/ Gregory J. Micek
                              Gregory J. Micek, President

                              By:/s/ Kent Watts
                              Kent Watts, Chief Financial
                              Officer