Form 10KSB
period 1997-06-30
HYPERDYNAMICS CORP
filed 1997-10-07
CIK 937136

----------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                -----------------

                                   FORM 10-KSB
                                -----------------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934; For the Fiscal Year Ended: June 30, 1997

                                                             OR

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

                         2656 South Loop West, Suite 103
                              Houston, Texas 77054
          (Address of principal executive offices, including zip code)
                         (281) 681-9300 Prior to 10/4/97
                          (713) 839-9300 After 10/4/97
              (Registrant's telephone number, including area code)
                                -----------------

Securities registered under Section 12(b) of the Exchange Act:

                                                  Name of Each Exchange
                    Title of Each Class           on which Registered

                           N/A                           N/A

Securities registered pursuant to 12(g) of the Exchange Act:

                               Title of Each Class

                          Common Stock, $.001 par value


           Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements fo the past 90 days. Yes [x] No [ ]

           Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x ]

           Issuer's revenues for the year ended June 30, 1997 were $1,520,928. The aggregate market value of Common Stock held by non-affiliates of the registrant at September 1, 1997, based upon the last reported sales prices
on the OTCBB was $ 3,452,489 .   As of September 1, 1997, there were 5,596,989
Shares of Common Stock outstanding.


-------------------------------------------------------------------------------

                                TABLE OF CONTENTS


PART I
    Item 1.           Business .............................................3

    Item 2.           Properties ...........................................7

    Item 3.           Legal Proceedings ....................................7

    Item 4.           Submission of Matters to a Vote of Security Holders ..8


PART II

    Item 5.           Market for Registrant's Common Equity and Related
                         Stockholder Matters ...............................8

    Item 6.           Management's Discussion and Analysis of Financial
                         Condition  and Results of Operations ..............9

    Item 7.           Financial Statements ................................11

    Item 8.           Changes in and Disagreements With Accountants
                         on Accounting and Financial Disclosure ...........11


PART III

    Item 9.           Directors, Executive Officers, Promoters and Control
                         Persons; Compliance with Section 16(a) of
                         The Exchange Act .................................12

    Item 10.          Executive Compensation ..............................13

    Item 11.          Security Ownership of Certain Beneficial Owners and
                         Management .......................................14

    Item 12.          Certain Relationships and Related Transactions ......16

    Item 13.          Exhibits and Reports on Form 8-K ....................16



                                     PART I

Item 1.           BUSINESS

         Historical Background of Business

         The Company changed its name to HyperDynamics Corporation in January 1997. The Company was formerly known as RAM-Z Enterprises, Inc. and was incorporated under the laws of the State of Utah on July 29, 1983. The Company was formed for the purpose of investing in one or more high-technology products, such as medical devices, computer hardware and software or such other products that the Company deemed advisable. The Company went public on December 19, 1983, pursuant to a Regulation D offering. The Company sold 5,000,000 shares at $0.02 cents per share. The aggregate dollar amount raised in the Regulation D offering was one hundred thousand dollars ($100,000). After several unsuccessful investments and higher than expected operating expenses, the Company did not have the funds necessary to continue its business operation after 1985. On May 17, 1994 the management formed a Delaware corporation named RAM-Z Enterprises, Inc., for the purpose of merging with and changing the domicile of the Company. The State of Utah approved the merger on May 27, 1994. The merger of the two companies was on the basis of one share of common stock exchanged for one share of common stock in the surviving corporation.

         Pursuant to an Agreement and Plan of Reorganization (the "Plan") between RAM-Z Enterprises, Inc. (the "Company"), its principal stockholders (the "Principal Stockholders"), HyperDynamics Corporation, a Texas corporation ("HyperDynamics"), and certain stockholders of HyperDynamics who owned more than eighty percent (80%) of the outstanding voting securities of HyperDynamics and who executed and joined in the Plan (the "HyperDynamics Stockholders"), the HyperDynamics Stockholders became the controlling stockholders of the Company in a business combination transaction that was effected in the form of a "reverse acquisition", and completed on August 26, 1996. Immediately prior to the completion of the Plan, the Company had no material assets, liabilities or business operations. The "reverse acquisition" by RAM-Z has been accounted for by the purchase method of accounting in the fiscal year ending June 30, 1997. Consequently, all prior financial statement history of RAM-Z is eliminated in the combination.

         HyperDynamics was formed March 7, 1996, to facilitate the acquisitions of one or more computer hardware/services-related companies, and to facilitate the merger with RAM-Z, which was a registered 12(g) company under the Securities Act of 1934, as amended, with no recent ongoing operations to date. Both Houston Creative Connections, Inc. ("HCCI") and MicroData Systems, Inc. ("MDSI") were acquired by HyperDynamics on August 15, 1996, in transactions accounted for as poolings of interest.

         At the time of the adoption of the Plan, the Company had 50,000,000 shares of voting common stock issued and outstanding. As a condition to the Plan, which was an exchange agreement between the Company and the HyperDynamics Stockholders, the stockholders approved and the Company effected a share consolidation or reverse split in the ratio of one post-consolidation share for every 44.428648 preconsolidation shares held by a stockholder, provided, however, that no single stockholder's share ownership was reduced to fewer than 100 post-consolidation shares.

         The consideration used by the HyperDynamics Stockholders to acquire their respective interests in the Company was 4,577,000 shares of $0.001 par value common voting stock of HyperDynamics, amounting to one hundred percent (100%) of the outstanding voting securities of HyperDynamics, for 4,577,000 post-consolidation shares of $0.001 par value common voting stock of the Company in addition to issuing an additional 355,000 shares to financial advisors.

         HCCI and MDSI had the opportunity, under certain circumstances, to rescind their portions of the merger transaction on or before June 30, 1997.

         Divestiture of Houston Creative Connections, Inc. ("HCCI") -- On February 6, 1997, the Company, through its subsidiary, HyperDynamics Corporation, a Texas corporation ("HyperDynamics"), divested its subsidiary, HCCI. HyperDynamics acquired HCCI in July 1996 and HCCI operated as a wholly owned subsidiary of HyperDynamics pursuant to the terms of a share exchange and acquisition agreement called the HCCI Reorganization Agreement (the "HCCI Reorganization Agreement"). HyperDynamics entered into an Agreement and Plan of Reorganization with the Company in August 1996. In February, 1997, the former shareholders of HCCI and the Company (the "Parties") agreed that the original business objectives envisioned at the time of the HCCI Reorganization Agreement had not been achieved, and that each of the Parties had unique management styles. The Parties agreed that the business objectives and goals of the Company and HCCI were not compatible and that it would be in the best interests of the Parties to pursue their goals and objectives independent of one another. The Parties further agreed that certain other conditions as contemplated by the HCCI Reorganization Agreement had not been satisfied as of that time. Accordingly, on February 7, 1997, the Parties entered into a Divestiture Agreement (the "Divestiture Agreement") pursuant to which the former shareholders of HCCI agreed to deliver 2,102,000 shares of the Company's common stock to the Company, and the Company agreed to deliver 1,000 shares of HCCI common stock to the former shareholders of HCCI. This represented a complete unwinding of the consideration of the Parties under the HCCI Reorganization Agreement. The 2,102,000 shares of the Company's common stock were canceled. A significant portion of the Company's assets were divested in connection with the Divestiture Agreement.

         Adjustment and correction of valuation of MDSI -- In January, 1997, the Board of Directors of the Company agreed with the former shareholders of MDSI that in the event of a divestiture of HCCI that the Company would issue to the former shareholders of MDSI 700,000 shares of common stock of the Company. The Board agreed to issue the additional 700,000 shares as recognition of the need to adjust and correct the valuation received by the former shareholders of MDSI in the Reorganization Agreement entered into between the Company and MDSI in July, 1996 (the "MDSI Reorganization Agreement"), which formed the basis for the original transaction between the Company and MDSI and which resulted in MDSI becoming a wholly owned subsidiary of the Company. In consideration for the Board of Directors' action, the former shareholders of MDSI agreed to waive certain rescission rights which were contained in the MDSI Reorganization Agreement. Consequently, as a result of the divestiture of HCCI, the Company issued to the former shareholders of MDSI 700,000 shares of common stock of the Company.

         Direction of Business Plan

         HyperDynamics Corporation is a public acquisition vehicle for technology based companies that maintain Internet and Intranet related business experience. Whereas the local area network of the 1970's and 1980's has evolved into a full blown communications network now being referred to as a companies private Intranet, and it is fast becoming a necessity for companies to have secured access to the world via the Internet, the Company has initially acquired MicroData Systems, Inc. Through MicroData the Company has acquired significant experience in value added resale and systems integration while obtaining a well designed Information Systems Infrastructure to be able to support the internal development and growth of the Company. Additionally, the core capability delivered by MicroData will help the Company build several profit centers for High Performance Internet Access and Services, Computer Hardware and Software Resale, Technical Employee Out-source Contracting, and complete Systems Integration Projects. Future targeted acquisitions will soon strengthen the companies capabilities as a complete Information Systems Services Company.

                                Mission Statement
         To help our customers obtain and maintain the optimum level of operating efficiency and productivity by providing integrated management information systems and services that maximizes a companies return on investment in IS (Information Systems) infrastructure and minimizes ongoing information system expenses.

                                Vision Statement
         HyperDynamics Corporation is in business to provide completely planned, designed, implemented and maintained IS (Information Systems)
         environments for business. With this directive the Company has developed and will develop on a continuing basis it's own "HYPERD" integrated IS environment to include ultimately, commercial Real Estate integration. Standards for the critical components of this IS environment have been adopted. These standards, bundling of products and services, and economies of scale provide the best cost/benefit to a broad base majority of companies for their Information System needs.

                  HyperDynamics    Corporations   definition   of   "Information
                  Systems":
                  The functions of planning, designing, implementing, and maintaining:
                      1. Telecommunications including wide area voice,  video,
                              and data  networking
                      2. Server and workstation  computer systems and operating
                              systems
                      3. Integrated client-server based software applications, as this all relates to a companies decision support and transaction processing data.

         The Company maintains a strong strategy to continue to develop and leverage it's own Information Systems Infrastructure and will continue to invest in the automation of the administratively based public company overhead. The Company will benefit from an ever increasing cost/benefit through economies of scale as it reaches it's critical mass through acquisition as well as building on it's initial infrastructure obtained through MDSI. This will allow the Company to help it's subsidiaries operate more efficiently as well and result in maximizing profits for it's shareholders.

         Long term the Company will continue to strive for technical excellence and always be looking to build it's own product offerings as well as a strong recurring contract service revenue base. This will continue to strengthen the companies value and related stock price in years to come.

         The Information Systems Service Industry

         As defined by HYPD information systems includes all factors associated with the design implementation, and maintenance of an organizations Intranet and Internet related communications. Technologies such as ATM (Asynchronous Transfer
Mode) allow simultaneous communication of voice, video, and data across a single fiber and/or copper cable plant. With this technology a computer workstation can now be transformed into a complete communication device that through standards based applications will allow a single cable connection to seamlessly support integrated applications such as video conferencing, telephone, voice mail and email, and many other integrated database applications. Additionally, wireless communication technologies and market potentials are being evaluated seriously in the areas of wireless microwave based television and simultaneous Internet data transmission. The recent technology leaps in these areas are being closely monitored.

         To be a viable IS services company it will be imperative to obtain and maintain expertise in these significant technical areas of Information Systems. With a trend in the industry for talented integration companies to be acquired by larger companies, HYPD is sitting in the right place and at the right time to obtain the required talents.

         HyperDynamics Corporation has a plan of rapid growth through hand picked timely acquisitions of Technology based companies that maintain expertise in the various defined areas of Information Systems Integration.


         Subsidiary - MicroData Systems, Inc. (MDSI)

         MDSI was established in 1988 and evolved from a typical networking value-added reseller to a systems integrator of integrated information systems. Since inception the Company developed reseller relationships with companies such as 3Com Corporation, Digital Equipment Corporation, IBM, Sunsoft, Microsoft, Great Plains Software, and Seattle Software Labs to name a few. These relationships have helped MDSI exploit its strong network engineering and systems integration expertise. Among MDSI's impressive list of customers are Lockheed Martin Space Operations, State of Texas Department of Information Resources, Novo Industries, and Harris County Hospital District.



         MDSI established an Internet infrastructure in 1995 with the MicroData Internet. The Company maintains a T-1 high bandwidth connection for providing high speed access for it's corporate customers and to continually develop Internet related services such as WWW hosting, web-site design, and electronic commerce for selling some of it's computer hardware and software components. MDSI has developed the current IS infrastructure being utilized and adopted by HYPD.

         Strategic Adjustments to Business

         As a strategic and organizational decision, in the first quarter of FYE 1998, HYPD will purchase the primary components of the IS infrastructure from MDSI including the Internet related parts. MDSI will become a focused profit center by rejuvenating and ramping up revenues based on hardware and software sales, network design and implementation, and complete systems integration projects. HYPD will use the Internet infrastructure to implement the "HYD.NET" access and Internet services network. HYPD will also be re-designing it's Internet web-site and providing hosting and other services already being provided by MDSI. Be looking for the new site at "http://www.hyd.net" in the October 1997 time frame. By moving the IS Corporate Infrastructure to the parent level, a standard role-out for new subsidiaries can be developed to allow the organization to quickly and efficiently assimilate the administration requirements for the new acquisitions.

         At the beginning of the calendar year 1998, the Company plans to move it's payroll operations over completely to be processed at the corporate level. HYPD currently has a contract with Lockheed Martin Space Operations to provide technical employees on a contract basis. The Company will move to expand this as a profit center managed by the IS infrastructure obtained from MDSI. HYPD will develop a standard method of allocating personnel based overhead to the various underlying subsidiaries so that there will be no need for multiple payroll departments within the consolidated group and the related subsidiaries can be operated as profit centers, focusing on revenue producing activity. By consolidating payroll the Company will be able to minimize costs of benefits for employees as well as cost of administrative overhead. This move to consolidate payroll will lead the step to standardize the organization on the Great Plains integrated client/server based accounting platform. Coupled with a smartly designed wide area network, the complete organization will be intra-networked regardless of geographic location with high speed secured access to the Internet via HYD.NET.

Employees and Independent Contractors

         The Company has eight (8) full time employees. The Company uses independent contractors to minimize fixed overhead. No employees are represented by a union and the Company believes that its labor relations are good.


Item 2.           PROPERTIES


         The office of the Company is located at 2656 South Loop West, Suite 103, Houston, Texas 77054 where the Company leases approximately 3,000 sq. ft. of commercial office space on a annual basis for both itself and MicroData Systems, Inc. The Company pays $2,573 per month. In the center of the space the Company has developed it's communications and computer room which serves as the network server center, wide area network hub, and central telephone room. The space is secured by a monitored alarm system.


Item 3.           LEGAL PROCEEDINGS

         In 1984, the Company failed to file financial statements as required by Utah law within thirteen months after its public offering in 1983. On June 17, 1987 the Division of Securities of the Department of Commerce (formerly known as the Securities Division of the Department of Business Regulation) of the State of Utah (the "Division") issued an Order (the "Utah Order") by which Utah Order any offering exemptions which would be otherwise applicable and available to the Company by reason of Section 61-1- 14 of the Utah Code were revoked by the Utah Order until such time as the Company filed financial statements as required by Rule 10.2-1(b)(7) of the Division. Therefore, the Company may not offer unregistered securities in Utah, except that under the federal National
Securities Markets Improvement Act of 1996 the Company may offer for sale unregistered securities in Utah if such offerings comply with Rule 506 of Regulation D of the Securities Act of 1933 as amended. Rule 506 offerings are exempt from state regulation other than state notice and fee requirements. In the future, the Company may seek to vacate the Utah Order. However, the Company has thus far been unsuccessful in locating records related to the financial information that the Company failed to file in 1983 and 1984, and the Company has been unsuccessful in locating the individuals who founded the Company in 1983. Thus, the Company's corporate memory on this matter is unavailable at this time. The Company believes that earlier attempts to vacate the Utah Order were unsuccessful because the Company was a shell company at the time the attempts to vacate the Utah Order occurred. The Company believes that since the Company is now an operating Company with assets and revenues related to operations, as opposed to assets and revenues related only to fund raising, the Company may be in a better position to petition Utah to vacate the Utah Order.

         The Company is not a party to any other material pending litigation.

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the fourth quarter of 1997, there were no matters submitted to a vote of the Security Holders, through solicitation of proxies or otherwise.







                                     PART II


Item 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS


                           PRICE RANGE OF COMMON STOCK


         The Company's Common Stock is traded on the OTCBB under the symbol "HYPD." The following table sets forth the quarterly high and low bid prices per share for the Common Stock, as reported by the OTCBB.


                                        High Bid                     Low Bid
1996
     First Quarter                      $ (*)                          $ (*)
     Second Quarter                     $ (*)                          $ (*)
     Third Quarter                      $ (*)                          $ (*)
     Fourth Quarter                     $ (*)                          $ (*)


1997
     Third Quarter                      $ 3 1/2                        $ 2 3/4
     Fourth Quarter                     $ 3 5/8                        $ 2 1/4
     First Quarter                      $ 3 1/4                        $ 2 7/8
     Second Quarter                     $ 2 13/16                      $ 1


* The Company believes that there were no bids on the Company's common shares during this period.

         On September 1, 1997, the last bid for the Common Stock as reported by the OTCBB was $1.00 per share. On September 1, 1997, there were approximately 139 stockholders of record of the Common.

Stock.

         The Company has not paid, and the Company does not currently intend to pay cash dividends on its common stock in the foreseeable future. The current policy of the Company's Board of Directors is to retain all earnings, if any, to provide funds for operation and expansion of the Company's business. The declaration of dividends, if any, will be subject to the discretion of the Board of Directors, which may consider such factors as the Company's results of operations, financial condition, capital needs and acquisition strategy, among others.



Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the financial statements and notes thereto for the fiscal years ended June 30, 1996 and 1997.

General
         The company's original plans to acquire and merge several technology based companies early in it's first year of operations were delayed when the financial condition and results of operations were determined for the first quarter of 1997. Additionally, significant time, money, and energy was expended on the divestiture of Houston Creative Connections (HCC). The divestiture was necessary to get the Company positioned for it's original goals of effecting viable acquisitions that meet the technology related goals of the business plan.

         Since the divestiture of HCC, the Company has struggled to get access to the planned core capital necessary to achieve it's acquisition business plan. Based on the problems of initial reverse merger, and the necessary divestiture of one of the two initial acquisitions, the Company has effectively been operating MDSI (Previously a small private company) as a public company for the first year of operations. Initially, MDSI was intended to be one of several acquisitions and not it's sole acquisition.

         The primary reason for the delay to effect additional acquisitions thus far has been the inability to obtain more than a fraction of the originally planned for capital. To make matters more difficult, fixed overhead was increased to manage organizational operations that had yet to emerge or evolve. What little capital obtained was used up with legal fees for attempting acquisitions and for fixed overhead at the corporate level.

Results of Operations

         Revenues increased to $ 1,520,928 for the twelve (12) months end June 30, 1997, from $943,141 for the same period in FYE 1996. The 61% increase was primarily due to stronger hardware sales for the first three quarters.

         Cost of Goods Sold increased, correspondingly to the sales increase, to $1,323,696 in the period, from $742,597 for the same period for FYE 1996.

         Selling, General and Administrative expenses increased to $675,458 in the twelve (12) month period, as compared to $181,131 for the same period in 1996.The increase was primarily due to legal and financial expenses associated with the building of corporate infrastructure and the transition to a public company.

         Net Loss. The net loss of the Company was $(663,809) for the twelve
(12) months ended June 30, 1997, or ($0.14) per share. As stated above, this loss can be primarily attributed to the increase in fixed overhead expenses associated with the transition to becoming a public company.

         On April 25, 1997, the Company acquired a contract interest in revenues from SierraNet, Inc., a Nevada Internet Service Provider. The third-party purchaser of SierraNet, Internet Finance and Equipment, Inc. of Florida, agreed to this contract right in return for our participation in financing their acquisition of SierraNet through issuance of 177,000 shares of the Company's restricted stock to the sellers. This contract right provides the Company with 4% of monthly gross revenue of SierraNet, and 19% of sale proceeds should SierraNet be sold.

Liquidity and Capital Resources

         The Company had difficult cash problems in the fourth quarter. Significant current liabilities in the amount of $42,107 were negotiated out of, in return for the companies common stock.

         Bridge loan financing has been obtained as a subsequent event to June 30, 1997 in the form of Convertible debt disclosed in an 8-K filing done on August 5, 1997. As of September 1, 1997 the Company has been in negotiation with Emerald Bay Interests, LTD to provide core private funding of at least two acquisitions it has been working on as well as provide necessary funding to ramp up MDSI.

Prospective Information

         In addition to an intense acquisition strategy, the Company is committed to developing operations from the core base provided by MicroData Systems, Inc. With a change to a basic profit center strategy, MDSI has been off-loaded from overhead and administrative burden and is currently ramping up operations to significantly increase sales from fiscal year end 1997. These increased sales are expected to start to show up in the second quarter of fiscal year 1998.

         MDSI will focus on value added hardware sales and integration sales as before, but will add it's own line of high performance desk top and server side computers. These systems will be optimized for business use with Microsoft's NT operating system environment. This strategy will help the Company to yield higher average profit margins, pick up more volume, and allow it to provide completely integrated product offerings.

         In addition to continuing to develop the corporate IS infrastructure, HYPD will focus on enhancing two profit centers at the corporate level during FYE 1998. The profit center for technical employee outsourcing will be expanded and the Internet services profit center obtained from MDSI is planned for substantial enhancement. These profit centers will provide corporate wide human resources to all subsidiaries and leveraged Internet connectivity as well.

Item 7.       FINANCIAL STATEMENTS

         The information required hereunder is included in this report as set forth in the "Index to Financial Statements on page F-1.


Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Jones, Jensen & Company, certified public accountants of Utah, audited the financial statements of the Company for the year ended December 31, 1995. Jones, Jensen & Company was dismissed as of August 26, 1996 at which time Jack Evans, CPA, certified public accountant of Houston, Texas was engaged as the Company's accountants. There were no disagreements between the Company and Jones, Jensen & Company, CPA, on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved, would have caused them to make reference to the subject matter of the disagreement in connection with their report.

        The report of Jones, Jensen & Company for the year ended December 31, 1995 did not contain any adverse opinion or disclaimer of opinion, excepting a going concern qualification, and was not qualified or modified as to uncertainty, audit scope or accounting principles.

        The decision to change principal accountants was approved by the Board of Directors because the offices of Jack Evans, CPA were located near the new principal executive offices of the Company.

        Also, during the Company's two most recent fiscal years, and since then, Jones, Jensen & Company has not advised the Company that any of the following exist or are applicable:

         (1) That the internal controls necessary for the Company to develop reliable financial statements do not exist, that information has come to their attention that has lead them to no longer be able to rely on management's representations, or that has made them unwilling to be associated with the financial statements prepared by management;

         (2) That the Company needs to expand significantly the scope of its audit, or that information has come to their attention that if further investigated may materially impact the fairness or reliability of a previously issued audit report or the underlying financial statements or any other financial presentation, or cause him to be unwilling to rely on management's representations or be associated with the Company's financial statements for the foregoing reasons or any other reason; or

         (3) That they have advised the Company that information has come to their attention that they have concluded materially impacts the fairness or reliability of either a previously issued audit report or the underlying financial statements for the foregoing reasons or any other reason.

         The Company has provided Jones, Jensen & Company with a copy of the disclosure provided herein. Jones, Jensen & Company has advised the Company that it agrees with the disclosures made herein and the Company has been provided with a letter to the Commission by Jones, Jensen & Company confirming such agreement.



                                    PART III


Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT


Executive Officers and Directors

         The following table sets forth the names and positions of each of the executive officers and directors of the Company.

Name                       Position                                 Age

Kent Watts                 Director, Chief Executive Officer,       39
                            and Chief Accounting Officer

Robert J. Hill             Director                                 42


         Directors are elected annually and hold office until the next annual meeting of the stockholders of the Company or until their successors are elected and qualified. Officers are elected annually and serve at the discretion of the Board of Directors. There is no family relationship between or among any of the directors and executive officers of the Company. Board vacancies are filled by a majority vote of the Board.

         Kent Watts, age 39, became Chairman of the Board of Directors and was named the companies President and Chief Executive Officer on June 4, 1997 simultaneously with the resignation of Greg J. Micek. He has served as a Director, Chief Financial Officer, and Chief Information Officer of the Company since January 17, 1997. Mr. Watts has been a certified public accountant in Texas since 1985 and a licensed Real Estate broker since 1979. He received a Bachelor of Business Administration Degree from the University of Houston in 1983. Mr. Watts founded MicroData Systems, Inc., a subsidiary of the Company, in 1988. He has extensive experience working with management information systems. Mr. Watts has been involved in the design, implementation and management of heterogeneous, multi-protocol networks. He has substantial technical experience with a variety of operating systems, relational databases, and client-server based software applications. He brings to the Company an interesting blend of business and technical experience.

         Robert J. Hill, age 42, has served as the Chief Operating Officer of the Company since June 1996 and as Chief Operating Officer and a Director of the Company since August 26, 1996. Before joining the Company, Mr. Hill served for two years as vice president of Hudson-Trinity Incorporated, a privately-held Internet service provider and network engineering company that also contracted senior network engineers to Loral Space Systems, Inc., the principal civilian contractor for the design, development and installation of NASA's new manned space flight control center. Previously, Mr. Hill served for three years as Acquisition Manager for Loral Space Systems, Inc. Mr. Hill has earned an MBA degree from South Eastern Institute of Technology and a BA degree from the State University of New York at Potsdam.

Certain Securities Filings

         The Company believes that filings required under Section 16(a) of the Exchange Act have been made in a timely manner.

Item 10.      EXECUTIVE COMPENSATION

         The following table reflects all forms of compensation for services to the Company for the fiscal years ended June 30, 1996 and 1997 of the chief executive officer of the Company. No executive officer (other than the chief executive officer) of the Company received compensation which exceeded $100,000 during 1996.

                           Summary Compensation Table

                               Annual Compensation     Long-Term Compensation   All
                                                        Restricted    Stock     Other
                              FYE                        Stock       Options    Compen-
Name & Principal Position    6/30  Salary  Bonus   Other Awards      (Shares)   sation

Kent Watts (1)               1997 $60,000   -0-    -0-    -0-          -0-       -0-
   Chief Executive Officer   1996 $  -0-    -0-    -0-    -0-          -0-       -0-

Gregory Micek (2)            1997 $22,100   -0-    -0-  420,000        -0-       -0-
    Former Chief Executive   1996 $  -0-    -0-    -0-    -0-          -0-       -0-
       Officer               1995 $  -0-    -0-    -0-    -0-          -0-       -0-

Gregory Aurre                1997 $  -0-    -0-    -0-    -0-          -0-       -0-
     Former Chief Executive  1996 $  -0-    -0-    -0-    -0-          -0-       -0-
       Officer               1995 $  -0-    -0-    -0-    -0-          -0-       -0-



    (1) Mr. Watts received a $60,000 salary from MicroData Systems, Inc, in fiscal year end 6/30/97. He will receive $84,000 annually starting July 1, 1997 and will be increased to $100,000 per year once the Company realizes it's first quarterly profit.

    (2) Mr.Micek received 420,000 restricted shares of common stock of the Company as payment for his salary through June, 1996. The estimated fair market value of the Common Stock was $0.03 per share.

Director Compensation

The Company does not currently pay any cash directors' fees, but it pays the expenses of its directors in attending board meetings.

Employee Stock Option Plan

The Company has been successful in attracting and retaining qualified personnel, the Company believes that its future success will depend in part on its continued ability to attract and retain highly qualified personnel. The Company pays wages and salaries which it believes are competitive. The Company also believes that equity ownership is an important factor in its ability to attract and retain skilled personnel, and the Board of Directors of the Company has adopted an employee stock option program.

Options to purchase 1,620,000 shares have been approved under the Plan. Such options will vest over a five year or other negotiated period and will have a strike at a price set at the time of grant and based on the then current market value of the stock. The President of the Company has the authority as given by the Board of Directors to negotiate stock option agreements with corporate consultants as well. As of September 1, 1997, options to purchase 962,060 shares have been granted under this plan.

The purpose of the executive stock option program will be to further the interest of the Company, its subsidiaries and its stockholders by providing incentives in the form of stock options to key employees and directors who contribute materially to the success and profitability of the Company. The grants will recognize and reward outstanding individual performances and contributions and will give such persons a proprietary interest in the Company, thus enhancing their personal interest in the Company's continued success and progress. This program will also assist the Company and its subsidiaries in attracting and retaining key employees and directors.


Item 11.           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                                       MANAGEMENT

The following table sets forth certain information at September 1, 1997, with respect to the beneficial ownership of shares of Common Stock by (i) each person who owns beneficially more than 5% of the outstanding shares of Common Stock,
(ii) each director of the Company, (iii) each executive officer of the Company and (iv) all executive officers and directors of the Company as a group.


                                                           Shares Beneficially Owned
    Name and Address of Beneficial Owner                    Number         Percent

    Kent Watts
    2656 South Loop West, Suite 103







    Houston, Texas 77054 . . . . . . . . . . . . . .      1,180,000         21.10%

    Robert J. Hill
    2656 South Loop West, Suite 103
    Houston, Texas 77054 . . . . . . . . . . . . . .        390,000          6.97%


    Gregory Micek
    5444 Westheimer, Suite 2080
    Houston, Texas 77056 . . . . . . . . . . . . . .        574,500         10.27%

    Other Affiliated Group                                    (1)

    All directors and executive officers as
    a group (2 persons) . . . . . . . . . . . . . . . .   1,570,000         28.07%



    ---------------
    On August 15, 1996 the Company went through a reorganization which resulted partly in the issuance of 1,540,000 shares of common stock to shareholders which represents 27% of total outstanding shares at September 1, 1997, that the Company believes may be a group acting in concert with regard to control of the Company. The Company's stock issuance records show the following list:

                      Name                               # of Shares

                      Peterson                            25,000
                      Thompson                           102,150
                      Klausmeyer                         237,250
                      Strawn                             339,300
                      Cicero Cinzano                      50,000
                      Fairweather Sec                     51,300
                      Glory Place                         10,000
                      HuggerMugger                       102,200
                      McKenna                             26,400
                      Segal/Alex Trust                    45,000
                      FYJIGIM                             45,000
                      Michelsen/cf Chelsey                 5,750
                      Michelsen/cf Allyse                  5,750
                      Nationsbank/Thompson family trust   45,000
                      Flicker                             70,000
                      Q-Marq                             115,000
                      Eurotrade                          160,000
                      Tobem                              100,000
                      Silvey                              10,000
                      Serafino                            20,000
                                                         --------
                                                       1,540,000





             Due to Registrant's inability to pay certain liabilities as they become due, Registrant's Board of Directors approved on July 15, 1997 a bridge financing arrangement (the "Financing") with Emerald Bay Interests, LTD ("EBI"). Under the terms of the Financing, Registrant can borrow up to $250,000. Borrowed amounts bear interest at a rate of 10% per annum and were due and payable on or before August 31, 1997. The total balance at September 25, 1997 is $195,000. At the option of EBI the notes are convertible to the restricted common stock of the Company at a rate of three cents ($.03) per share. The borrowed amounts have not been repaid as of September 25, 1997. This represents a potential change of control.


Item 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Board of Directors of the Company has adopted a policy that Company affairs will be conducted in all respects by standards applicable to publicly-held corporations and that the Company will not enter into any future transactions and/or loans between the Company and its officers, directors and 5% shareholders unless the terms are no less favorable than could be obtained from independent, third parties and will be approved by a majority of the independent, disinterested directors of the Company.

     During the fourth quarter of 1997 it was determined that the Company had difficult cash problems to overcome. The Company has obtained financing from Emerald Bay Interests, LTD as a partial solution to this problem. Michael Watts is the brother of Kent Watts, the President and Chief Executive Officer for the Company. Michael Watts conducts certain brokerage business with Emerald Bay Interests, LTD.

     Michael Watts was retained by the Company in April, 1996 with a consulting agreement related to several pending acquisitions. Under that agreement the Company granted 275,000 S-8 stock options. On June 15, 1997 the board of directors extended the consulting services agreement through 12/31/97. This extension came with additional compensation of 300,000 S-8 options and additional services in the area of corporate restructuring. The board believes that these services will enhance the companies ability to effect future acquisitions.

Item 13.          EXHIBITS AND REPORTS ON FORM 8-K

    (a)      Exhibits

    Exhibit No.       Identification of Exhibit

    10.1              Promissory Notes dated  July 17, 25, August 29, and
                         September 22, 1997
    21.1              Subsidiaries of Registrant
    27                Financial Data Schedule


    (b)      Reports on Form 8-K.

             A report on Form 8-K was filed on June 3, 1997 which reported other events regarding the resignation of Greg Micek as President and CEO and the election of Kent Watts as his successor.

             A report on Form 8-K was filed on August 5, 1997 which reported other events regarding bridge loan financing .

                           HYPERDYNAMICS CORPORATION

                          AUDITED FINANCIAL STATEMENTS

                          INDEX TO FINANCIAL STATEMENTS

                                                                           Page
Independent Auditor's Report                                               F-2

Balance Sheets as of June 30, 1997 and 1996                                F-3

Statements of Income for the
     years ended June 30, 1997 and 1996                                    F-4

Statements of Changes in Stockholders' Equity for
     the years ended June 30, 1997 and 1996                                F-5

Statements of Cash Flows for the years ended
     June 30, 1997 and 1996                                                F-6

Notes to Financial Statements                                              F-7


               Independent Auditors' Report


                                   JACK EVANS
                           CERTIFIED PUBLIC ACCOUNTANT
                            Three Riverway, Suite 120
                            Houston, Texas 77056-1909
                              Voice (713) 623-2898
                                Fax (713)960-8128




September 19, 1997


To the Board of Directors
         HyperDynamics Corporation
         Houston, Texas


         I have audited the accompanying consolidated balance sheets of HyperDynamics Corporation as of June 30, 1997 and June 30, 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These financial statements and financial statement schedule are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

         I conducted my audits in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for our opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HyperDynamics Corporation as of June 30, 1997 and 1996, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted auditing principles.


 JACK EVANS

                            HYPERDYNAMICS CORPORATION
                                 Balance Sheets
                             June 30, 1997 and 1996

                                    ASSETS                                          1997               1996
                                                                                -------------      ------------
CURRENT ASSETS
     Cash                                                                         $   30,068          $ 102,907
     Certificate of deposit (restricted)                                              70,000
     Accounts receivable                                                              39,772            239,895
     Due from officers                                                                 4,866
     Revenue interest current portion                                                 35,970
     Other                                                                            42,978             32,082
                                                                                -------------        -----------
                  TOTAL CURRENT ASSETS                                               223,654            374,884
                                                                                -------------        -----------

PROPERTY AND EQUIPMENT                                                                20,933             51,758
REVENUE INTEREST                                                                     141,030
OTHER ASSETS - deposits                                                                3,348             11,271
                                                                                ------------         -----------

                                                                                   $ 388,965          $ 437,913
                                                                                ============         ===========
        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Current maturities of long-term debt                                                           $    14,171
     Bank credit line                                                             $   70,000
     Accounts payable                                                                191,662            288,760
     Accrued expenses                                                                 30,962              2,368
     Notes payable                                                                    37,500
                                                                                 -----------        -----------
                  TOTAL CURRENT LIABILITIES                                          330,124            305,299

LONG-TERM DEBT                                                                                           33,626
                                                                                ------------        -----------
                  TOTAL LIABILITIES                                                  330,124            338,925
                                                                                ------------        -----------

STOCKHOLDERS' EQUITY
     Common stock, par value $0.001; 50,000,000 shares
         authorized; 5,596,989, and 2,000,000 shares
         issued and outstanding                                                        5,597              2,000
     Additional paid-in capital                                                      696,111            106,046
     Retained (deficit)                                                            ( 642,867)        (    9,058)
                                                                                ------------        -----------
                  TOTAL STOCKHOLDERS' EQUITY                                          58,841             98,988
                                                                                ------------        -----------
                                                                                   $ 388,965          $ 437,913
                                                                                ============        ===========

See accompanying notes.

                            HYPERDYNAMICS CORPORATION
                              Statements of Income
                    For the Year Ended June 30, 1997 and 1996


                                                                                        1997                1996
                                                                                  ----------------      -----------

REVENUES                                                                           $ 1,520,928       $     943,141

COST OF REVENUES                                                                     1,323,696             742,597
                                                                                 -------------      --------------

         GROSS MARGIN                                                                  197,232             200,544
                                                                                 -------------      --------------

OPERATING EXPENSES
     Selling                                                                            60,602               8,965
     General and administrative                                                        614,856             172,166
     Research & development - internet                                                  53,979
     Write-off of intangibles                                                           11,880
     Depreciation and amortization                                                      26,947              20,779
                                                                                 -------------      --------------

         Total operating expenses                                                      768,264             201,910
                                                                                 -------------      --------------

         OPERATING LOSS                                                         (      571,032)    (         1,366)

OTHER INCOME (EXPENSE)
     Interest                                                                   (        5,588)    (         3,766)
     Loss on disposal of asset                                                  (        3,838)
                                                                               ---------------      --------------

         LOSS FROM CONTINUING OPERATIONS                                        (      580,458)    (         5,132)

LOSS FROM DISCONTINUED OPERATIONS                                               (       53,351)
                                                                                ---------------     --------------

         NET LOSS                                                              $(      633,809)   $(         5,132)
                                                                                ==============     ===============



LOSS PER COMMON SHARE
     Continuing operations                                                             $( 0.13)
     Discontinued operations                                                            ( 0.01)
                                                                                      --------
         NET LOSS PER COMMON SHARE                                                     $( 0.14)        - n/a -
                                                                                       =======

Weighted average shares outstanding                                                  4,495,273         - n/a -


See accompanying notes.

                            HYPERDYNAMICS CORPORATION
                  Statement of Changes in Stockholders' Equity
                        Year Ended June 30, 1997 and 1996

                                                   - -Common Stock - -        Paid-in       Retained
                                                 Shares         Amount        Capital      (Deficit)       Totals
Balances - June 30, 1995
     MicroData Systems, Inc.                      75,000    $    7,500    $      546      $(   3,926)   $    4,120

Merger with MicroData
     Systems, Inc.                               529,000    (    6,896)        6,896
                                               -----------   -----------   ------------     ---------    ----------

AS RESTATED
     Balances - June 30, 1995                    604,000           604         7,442    (     3,926)         4,120

Common shares issued for cash                    200,000           200        99,800                       100,000


Net (loss)                                                                              (     5,132)     (   5,132)
                                            --------------   -----------   ------------     ----------   -----------

     Balances - June 30, 1996                    804,000           804       107,242    (     9,058)        98,988

Issuance of stock for merger with:
     Houston Creative
         Connections, Inc.                     2,102,000         2,102       ( 2,102)       216,487        216,487
     RAM-Z Enterprises, Inc.                     480,175           480       (   480)

Common stock issued for cash                     295,000           295       259,705                       260,000

Common shares issued for services              3,140,814         3,141       153,521                       156,662

Divestiture of Houston Creative
      Connections, Inc.                       (2,102,000)       (2,102)        2,102       (216,487)      (216,487)

Issuance of stock to former owners
     of MicroData Systems, Inc.                  700,000           700          (700)

Common shares issued to purchase
     Sierra-Net Revenue Interest                 177,000           177       176,823                       177,000

Net (loss)                                                                                 (633,809)      (633,809)
                                          ---------------    -----------   -----------    -----------     ---------

     Balances - June 30, 1997                  5,596,989    $    5,597      $ 696,111    $( 642,867)      $ 58,841
                                          ===============    ==========     =========    ==========      ==========

See accompanying notes.

                                                HYPERDYNAMICS CORPORATION
                                                Statements of Cash Flows
                                            Year Ended June 30, 1997 and 1996

                                                                                     1997              1996
                                                                                -------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net (loss)                                                                    ( 633,809)        (    5,132)
     Adjustments to reconcile net income to cash
        provided from operating activities
         Depreciation and amortization                                                26,948             20,779
         Loss on disposal of auto                                                      3,838
         Stock issued for services                                                   156,662
         Changes in:
              Certificates of deposit                                             (   70,000)
              Accounts receivable                                                    200,123         (  214,964)
              Employee advances                                                   (    4,866)
              Inventory                                                           (   26,737)            37,588
              Prepaid expenses                                                        15,841         (   19,555)
              Deposits                                                                 7,923         (    3,114)
              Accounts payable                                                    (   97,098)           190,220
              Customer deposits                                                                      (   34,450)
              Accrued expenses                                                        28,594         (    1,461)
                                                                                 -----------       -------------
NET CASH PROVIDED FROM OPERATING ACTIVITIES                                        ( 392,581)       (    30,089)
                                                                                  ----------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of equipment                                                        (   15,224)       (    29,969)
                                                                                 -----------       ------------
NET CASH PROVIDED FROM INVESTING ACTIVITIES                                       (   15,224)       (    29,969)
                                                                                 -----------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Increase in banking line of credit                                               70,000
     Increase in short-term convertible notes                                         37,500
     Reduction in notes payable                                                   (   32,534)      (      8,947)
     Sales of common stock                                                           260,000            100,000
                                                                                  ----------        -----------
NET CASH PROVIDED FROM FINANCING ACTIVITIES                                          334,966             91,053
                                                                                  ----------       ------------
                  NET INCREASE (DECREASE) IN CASH                                (    72,839)            30,995

                  CASH AT BEGINNING OF PERIOD                                        102,907             71,912
                                                                                  ----------        -----------
                  CASH AT END OF PERIOD                                           $   30,068          $ 102,907
                                                                                  ==========          =========

SUPPLEMENTAL INFORMATION
     Interest paid                                                               $     4,182          $   3,766

See accompanying notes.

                            HYPERDYNAMICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

Principles of consolidation. The consolidated financial statements include the accounts of MicroData Systems, Inc., a computer hardware reseller, and wholly owned subsidiary of the Company. Significant intercompany accounts and transactions have been eliminated in consolidation.

Nature of business. HyperDynamics Corporation ("Company") was formed on March 7, 1996 as a Texas corporation, and reorganized, through a reverse merger with Ram-Z Enterprises, Inc. as a Delaware corporation as of August 26, 1996. The
Company was formed primarily for the purposes of acquiring privately-held companies and merging with, Ram-Z Enterprises, Inc., a registered 12(g) company under the Securities Act of 1934, as amended, with no recent ongoing operations to date.

Cash and cash equivalents. The Company considers cash in operating bank accounts as cash and cash equivalents.

Revenue and cost recognition. Revenues from computer consulting and sales of computer hardware are recognized when services or installations are performed. In 1996, the Company's revenues were reported net of an allowance for uncollectibles of $15,000. In 1997 the Company's allowance for uncollectibles was zero resulting in bad debt recovery of $12,100.

Inventory. Inventory is stated at the lower of cost or market and consists of computer components available for sale. Inventory cost is determined using the cost method.

Property and equipment. The Company calculates depreciation for financial reporting using the straight-line method over the estimated useful lives of the assets as follows:

                                                                                 1997              1996
                                                                             -------------     ---------
          Computer equipment                            3 years               $   82,340        $   68,916
         Furniture & fixtures                           5 years                    9,590             7,790
         Auto                                           5 years                                     19,101
                                                                             ------------        ----------
         Total cost - property & equipment                                        91,930            95,807
         Less: accumulated depreciation                                        (  70,997)        (  44,049)
                                                                               ----------        ----------
         Net book value                                                       $   20,933        $   51,758
                                                                              ==========        ==========

Equipment maintenance is charged to administrative overhead as incurred.

Income taxes. Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to depreciation differences. To date there has been no taxable income

                                             HYPERDYNAMICS CORPORATION
                                           NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES (continued)

recorded.

Use of estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

NOTE 2 - OTHER CURRENT ASSETS

                                                                               1997                1996
                                                                          -------------        ----------
         Prepaid expenses                                                   $    16,241        $   32,082
         Inventory                                                               26,737
                                                                           ------------        ----------

                                                                            $    42,978        $   32,082
                                                                            ===========        ==========

NOTE 3 - REVENUE SHARING INTEREST

In May 1997, the Company purchased a revenue interest in the Sierra-Net subsidiary of Internet Finance & Equipment, Inc. (IF&E) by issuing 177,000 shares of stock. SierraNet is an internet service provider in Nevada. The Company valued this transaction at $177,000. The collections averaged $3,000 per month for July and August 1997. This interest includes 4% of gross revenue and 19% of gross sale proceeds if any significant assets or stock of Sierra-Net are sold.

The current portion of this interest represents management's estimate of cash receipts over the next 12 months.

NOTE 4 - MERGERS AND DIVESTITURE

Prior to August 26, 1996, the Company was an inactive public shell named RAM-Z Enterprises, Inc. On August 26, 1996, the Company completed a "reverse acquisition" of a holding company, HyperDynamics Corporation, and its two newly-acquired operating subsidiaries: Houston Creative Connections, Inc. (HCC) and MicroData Systems, Inc. (MDS). HCC is an outsourcing agency placing creative design and computer programming professionals. MDS is a reseller of computer networking software and hardware.

This reverse acquisition by RAM-Z was accounted for by the purchase method of accounting and the prior acquisitions of HCC and MDS by the Company were accounted for using the pooling of interests method.

                            HYPERDYNAMICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

NOTE 4 - MERGERS AND DIVESTITURE (continued)

On February 6, 1997, the Company agreed with the original shareholders of HCC to transfer 100% of ownership of this subsidiary back to such original shareholders in exchange for their entire holdings of Company stock, or 2,102,000 shares. In connection with this divestiture, the Company agreed to issue 700,000 shares to the original shareholders of MDS for cancellation of their recission rights.

The loss on this transaction is reflected as loss from discontinued operations on the consolidated financial statements.

NOTE 5 - BANK CREDIT LINE ARRANGEMENT

The Company has a revolving line of credit at Frost National Bank for $70,000 payable in full on January 23, 1998. Interest accrues at the lenders prime rate, currently 8.25%. The line of credit is secured by the $70,000 certificate of deposit.

NOTE 6 - NOTES PAYABLE

The Company borrowed $37,500 from two stockholders. Both of the loans accrue interest at 9% annually and mature in January 1998, at which time the balance is due in full or the loans may be converted into 25,000 common shares at $1, and 5,000 common shares at $2.50.

NOTE 7 - STOCK OPTIONS

The Company has granted options pursuant to its stock option plan. Grants are made at management's discretion, and are generally granted as compensation for services. Options granted in 1997 resulted in compensation expense of $20,000 based on management's estimate of the options fair value at date of grant. Options that have been granted and are outstanding generally expire in 1 - 5 years from date of grant, and are 100% exercisable at date of grant. At June 30, 1997 a total of 1,315,660 options were outstanding and exercisable with the following exercise prices:

                               1,172,900             at        $           1.250
                                  17,760             at             0.750 -1.000
                                 125,000             at                    0.001

Had compensation cost for the Company's stock-based compensation plan been determined based on the fair value at the grant dates for awards under the plan consistent with the Black-Scholes option-pricing model suggested by FASB Statement 123, the Company's net losses and loss per share would have been increased to the pro forma amounts indicated below:

                                             HYPERDYNAMICS CORPORATION
                                           NOTES TO FINANCIAL STATEMENTS




NOTE 7 - STOCK OPTIONS (continued)



                                                                          1997                  1996
                                                                    ----------------     -----------
            Net loss                 - as reported                   $(  633,809)       $(       5,132)
                                     - pro forma                     $(1,150,609)       $(       5,132)
         Net loss per share          - as reported                   $(     0.14)            - n/a -
                                     - pro forma                     $(     0.26)            - n/a -

Variables used in the Black-Scholes option-pricing model include (1) a 6% risk-free interest rate, (2) expected option life is the actual remaining life of the options as of June 30, 1997, (3) expected volatility is one-half of the actual calculated historical stock price fluctuation volatility, (4) zero expected dividends, and (5) one-half of the actual stock prices was used to offset the unusual price changes from the thin but developing actual trading volume.

During 1997, 200,000 options were exercised, 100,000 at $1.00 and 100,000 at $0.75.

NOTE 8 - WRITE-OFF OF INTANGIBLES

Organizational costs and internal use software totaling $11,880 capitalized in the prior year were expensed in the current year.

NOTE 9 - MAJOR CUSTOMERS AND VENDORS

Major customers during 1997 and 1997 earned revenues from them were:

         Novo Industries, Inc.     $ 369,038   or 24.3% of total revenues
         Lockheed Space Operations   215,412   or 14.2% of total revenues

Major vendors during 1997 and 1997 purchases from them were:

         Arrow Electronics         $ 313,899  or 23.7% of total costs
         Tech Data                   136,662  or 10.3% of total costs

No other customers or vendors accounted for greater than 10% of the respective totals.

NOTE 10 - CONTINGENCIES - GOING CONCERN

As shown in the accompanying financial statements, the Company incurred net operating losses of $633,809 for the year ended June 30, 1997, and $5,132 for the year ended June 30, 1996. As of June 30, 1997, current liabilities exceed current assets by $106,470. Those factors, as well as management's ability to increase acquisitions and long-term financing, create an uncertainty about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 11  - SUBSEQUENT EVENTS

Subsequent to June 30, 1997, the Company received $175,000 from Emerald Bay Investments, Ltd. as convertible debt. Interest accrues daily at a 10% annual rate. The debt matures August 31, 1998 and may be converted into 5,833,334 shares of common stock at $0.03 per share. In the event of conversion, Emerald Bay Investments, Ltd. would become the majority shareholder, and obtain control of the Company.

                                   SIGNATURES


             In accordance with the requirements of Section 13 of 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 3rd day of October, 1997.

                                   HyperDynamics Corporation


                                   By: /s/ Kent Watts
                                   ------------------------
                                   Kent Watts, Chairman of the
                                   Board, Chief Executive Officer, and
                                   Chief Accounting Officer


    Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons in the capacities and on the dates indicated:

    Signature                   Title                               Date


     /s/ Kent Watts             Chairman of the Board,          October 3, 1997
    ---------------------       Chief Executive Officer
         Kent Watts               and Chief Accounting Officer

     /s/ Robert Hill            Director                        October 3, 1997
    ---------------------
         Robert Hill

                                 EXHIBITS INDEX

Exhibit
 No.      Identification of Exhibit

10.1      Promissory Notes dated July 17, 25, August 29, and September 22, 1997
21.1      Subsidiaries of the Registrant
27        Financial Data Schedule