Form 10QSB
period 1997-09-30
HYPERDYNAMICS CORP
filed 1997-11-14
CIK 937136

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended: September 30, 1997

                                                    or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from _____ to _______

                        Commission file number: 000-25496


                            HYPERDYNAMICS CORPORATION
             (Exact name of registrant as specified in its charter)


          Delaware                                            82-0400335
 (State or other jurisdiction of                            (IRS Employer
 incorporation or organization)                          Identification No.)

                         2656 South Loop West, Suite 103
                              Houston, Texas 77054
          (Address of principal executive offices, including zip code)

                             RAM-Z ENTERPRISES, INC.
                           (Registrant's former name)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X    No  ___

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         As of October 31, 1997, 5,596,989 shares of common stock, $0.001 par value, were outstanding.

         Transitional Small Business Disclosure Format(check one):Yes[ ] No [X]

                            HYPERDYNAMICS CORPORATION

CONTENTS

PART I.           FINANCIAL INFORMATION                                                   Page

         Item 1. Financial Statements

                  Balance Sheet at September 30, 1997(unaudited)                            3

                  Consolidated Income Statements for the three
                           months ended September 30, 1997 and 1996
                           (both unaudited)                                                 4

                  Consolidated Statements of Stockholders' Equity
                           for the three months ended September 30,
                           1997 and 1996 (both unaudited)                                   5

                  Consolidated Statements of Cash Flows for the three
                           months ended September 30, 1997 and 1996
                           (both unaudited)                                                 6

                  Notes to Consolidated Financial Statements                                8

         Item 2. Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                              8

PART II.          OTHER INFORMATION

         Item 6. Exhibits and Reports on Form 8-K                                          10

SIGNATURE                                                                                  10

PART 1.           FINANCIAL INFORMATION

Item 1.           Financial Statements

                       HYPERDYNAMICS CORPORATION (Formerly
                            RAM-Z Enterprises, Inc.)
                                  Balance Sheet
                               September 30, 1997

                                     ASSETS

CURRENT ASSETS
   Cash                                                                          $      21,105
   Certificate of deposit (restricted)                                                  70,000
   Accounts Receivable                                                                  63,086
   Due from officers                                                                     8,058
   Revenue interest current portion                                                     35,970
   Other                                                                                15,736
                                                                                  ------------
                  TOTAL CURRENT ASSETS                                                 213,955

PROPERTY AND EQUIPMENT                                                                  45,744
REVENUE INTEREST                                                                       136,185
OTHER ASSETS                                                                             3,348
                                                                                   ------------
                                                                                  $    399,232

                  LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Convertible notes payable                                                      $    200,000
   Convertible notes payable to stockholders                                            37,500
   Bank credit line                                                                     70,000
   Accounts payable                                                                    124,044
   Accrued expenses                                                                     37,699
                                                                                 --------------
                  TOTAL CURRENT LIABILITIES                                            469,243

STOCKHOLDERS' EQUITY
   Common stock, par value $0.001; 50,000,000 shares
      authorized; 5,596,989 shares issued and outstanding                                5,597
   Additional paid-in capital                                                          696,111
   Retained (deficit)                                                                ( 771,719)
                                                                                 -------------

                  TOTAL STOCKHOLDERS' EQUITY                                         ( 70,011)
                                                                                 --------------
                                                                                 $    399,232

                       See notes to financial statements.

                       HYPERDYNAMICS CORPORATION (Formerly
                            RAM-Z Enterprises, Inc.)
                         Consolidated Income Statements
                   3 Months Ended September 30, 1997 and 1996




                                                                                         1997          1996
                                                                                    -------------  --------

REVENUES                                                                            $  156,003    $  430,878
COST OF REVENUES                                                                       147,738       373,963
                                                                                    -----------   ----------

                  GROSS MARGIN                                                           8,265        56,915
                                                                                    -----------   ----------

OPERATING EXPENSES
   Selling                                                                                 603         8,192
   General and administrative                                                          130,997       116,518
   Interest                                                                              1,340           999
   Depreciation                                                                          4,177         9,350
                                                                                     -----------   -----------
      Total operating expenses                                                         137,117       135,059
                                                                                     -----------   ---------

                  OPERATING LOSS                                                     ( 128,852)     ( 78,144)

OTHER INCOME (EXPENSE)
   Miscellaneous other income                                                                            550
   Loss from discontinued operations                                                                (  2,369)
                                                                                     -----------   -----------

                  NET LOSS BEFORE INCOME TAXES                                       ( 128,852)     ( 79,963)

INCOME TAX (BENEFIT)                                                                                ( 19,991)
                                                                                     -----------   -----------

                  NET LOSS                                                          $( 128,852)    $(  59,972)
                                                                                     ==========    ===========

NET LOSS PER COMMON SHARE                                                               $(0.02)        $(0.01)
                                                                                         ======         ======

Weighted average shares outstanding                                                  5,596,989      6,284,667



                                    See notes to financial statements.

                            HYPERDYNAMICS CORPORATION
                       (Formerly RAM-Z Enterprises, Inc.)
                 Consolidated Statements of Stockholders' Equity
                   3 Months Ended September 30, 1997 and 1996


                                                                  - -Common Stock - -Paid-in       Retained
                                                        Shares        Amount       Capital         (Deficit)        Totals
AS RESTATED
   Balances, June 30, 1996                               804,000    $    804       $ 107,242    $(    9,058)      $ 98,988

Issuance of stock for merger with:
   Houston Creative Connections, Inc.                  2,102,000       2,102      (    2,102)       216,487        216,487
   RAM-Z Enterprises, Inc.                               480,175         480     (       480)

Common stock issued for cash                              59,000          59          37,941                        38,000

Common stock issued for services                       3,130,000       3,130          26,770                        29,900

Net (loss)                                                                                        (  59,972)     (  59,972)
                                                ---------------- ------------ ----------------   ----------     ----------

Balances, September 30, 1996                           6,575,175     $ 6,575       $ 169,371      $ 147,457       $323,403
                                                       =========     =======       =========      =========       ========





Balances, June 30, 1997                                5,596,989     $ 5,597       $ 696,111      $(642,867)     $  58,841

Net (loss)                                                                                         (128,852)      (128,852)
                                                ---------------- ------------ ----------------    ---------      ---------

Balances, September 30, 1997                           5,596,989     $ 5,597       $ 696,111      $(771,719)     $( 70,011)
                                                       =========     =======       =========      =========      =========







                                            See notes to financial statements.


                                                                                    1997              1996
                                                                              ---------------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net (loss)                                                                 $  ( 128,852)      $ (   59,972)
     Adjustments to reconcile net income to cash
        provided from operating activities
         Depreciation and amortization                                                 4,177             26,911
         Common stock issued for services                                                                29,900
         Changes in:
              Accounts receivable                                                  (  23,314)        (   86,211)
              Due from officers                                                    (   3,192)
              Other assets                                                            27,242         (      8,060)
              Accounts payable                                                   (    67,618)        (   74,743)
              Accrued expenses                                                         6,737             34,572
              Deferred revenue                                                                           76,373
              Deferred income taxes                                                                  (   19,991)
                                                                          ------------------       ------------
NET CASH USED FOR OPERATING ACTIVITIES                                            (  184,820)        (   81,221)
                                                                                 -----------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Organizational costs incurred                                                                   (   58,251)
     Increase in other assets                                                                        (    1,599)
     Collection of revenue interest                                                    4,845
     Purchase of vehicles                                                                            (   84,173)
     Purchase of equipment                                                       (    28,988)        (    5,736)
                                                                                ------------      -------------
NET CASH USED FOR INVESTING ACTIVITIES                                           (    24,143)        (  149,759)
                                                                                ------------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Sale of common stock                                                                                38,000
     Net increase under line of credit                                                                    4,000
     Net increase of short-term notes payable                                                            30,000
     Net increase of short-term notes payable to related party                                           40,484
     Net increase in long-term debt                                                                      84,173
     Increase in short-term convertible notes                                        200,000
     Reduction in notes payable                                                                      (   44,264)
                                                                                ------------       ------------
NET CASH PROVIDED FROM FINANCING ACTIVITIES                                          200,000            152,393
                                                                                ------------       ------------

                  NET DECREASE IN CASH                                           (     8,963)       (    78,587)

                       See notes to financial statements.

                       HYPERDYNAMICS CORPORATION (Formerly
                            RAM-Z Enterprises, Inc.)
                      Consolidated Statement of Cash Flows
                   3 Months Ended September 30, 1997 and 1996


                                                                                    1997              1996
                                                                              ---------------    ---------
                  NET DECREASE IN CASH
                      (from previous page)                                      $(     8,963)      $(    78,587)

                  CASH AT BEGINNING OF PERIOD                                         30,068            153,462
                                                                               -------------       ------------

                  CASH AT END OF PERIOD                                         $     21,105        $    74,875
                                                                                ============       ============

SUPPLEMENTAL INFORMATION
     Interest paid                                                              $        496        $     7,521


                       See notes to financial statements.

                            HYPERDYNAMICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


1. The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. The financial statements contained herein should be read in conjunction with the audited financial statements of the Company. Accordingly, footnote disclosure which would substantially duplicate the disclosure in those statements has been omitted.

2. The Company received $220,000 from Emerald Bay Interests, Ltd. as convertible debt. Interest accrues daily at a 10% annual interest rate. The debt matured August 31, 1997 and may be converted into 7,333,334 shares of common stock at $0.03 per share at any time. Emerald Bay has contributed $20,000 of this to offset certain acquisition activity costs of the Company. Management is currently in the process of negotiating new terms for the remaining balance owing of $200,000.

3. Options for 336,000 shares at $1.25 were issued to professional consultants for services during July 1997. Management believes $1.25 represents the fair market value of the stock on the date of grant.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General Discussion

HyperDynamics Corporation is an information systems services company that provides integrated voice, video and data technology that maximizes it's customers return on their technology investment. The Company has spent most of this past quarter to focus it's business plan on redefined and rejuvenated operations for MicroData Systems, Inc. and to put these operating strategies in place while providing for adequate capitalization through bridge funding and related acquisition plans.

In a subsequent event, and as discussed in the most recent Form 10-KSB, the Company has successfully retrofitted it's facility for significantly enhanced PC integration services and custom system sales and service, the new web-site at "www.hyd.net" has been successfully established, and two key asset purchases have been accomplished to establish it's new subsidiary Wired & Wireless Corporation. Mr. Ted Tarver and Mr. Joseph Barris have been hired by the Company, with over thirty five (35) years of collective experience in the MMDS wireless communications industry, to operate Wired and Wireless. Wired and Wireless has shipped $160,000 of it's initial $240,000 order to date.

Results of Operations

As a result of the re-focus and the significant changes, revenues decreased to $156,000 for the three months ended September 30, 1997, from $430,878 for the same period in 1996. The decrease was a result of the re-focus of the Company, the retrofit of the MicroData facility, and the investment activity focused to establish the new Wired & Wireless subsidiary.

Cost of Revenues decreased, correspondingly to the sales decrease, to $147,738 in the period, from $373,963 for the same period in 1996.

Selling, General and Administrative expenses increased to $137,117 in the three month period, as compared to $135,059 for the same period in 1996.

Net Loss. The net loss of the Company was $(128,852) for the three months ended September 30, 1997, or ($.02) per share. As stated above, this loss can be primarily attributed to the significant operational changes made by management which are expected to significantly improve the results of operations in future quarters.

Liquidity and Capital Resources

As a subsequent event, the bridge financing obtained by the Company has been negotiated by the President of the Company to be increased to as much as $500,000 on October 20, 1997. The current bridge funding to date is $325,000. The President of the Company is currently renegotiating the terms of the financing. It is expected that the loan will be converted sometime in the second quarter to an equity position based on these negotiations. The goal of management is to obtain additional equity funding to help close additional viable acquisitions.

In addition to the above, the Company is in a position to obtain additional capital upon the exercise of previously-issued warrants and outstanding options for common stock.

Prospective Information

The  Company  has  positioned  itself to support  and  sustain  the  anticipated significant revenue growth over the remainder of the fiscal year. The retrofitted MicroData facility is capable of handling multiples of sales volume compared to prior years. With the diversification of the new Wired & Wireless subsidiary, revenues and gross profit margins are expected to increase substantially. Coupled with other business the Company is currently negotiating and the fundamental fact of maintaining low corporate overhead, operations are expected to show a profit by the third quarter of this fiscal year.

PART II.      OTHER INFORMATION

         Item 6.      Exhibits and Reports on Form 8-K

              (a)     Exhibits

                      The following exhibits are filed with this Quarterly Report or are incorporated herein by reference:

                      Exhibit Number                    Description

                          27                            Financial Data Schedule

              (b)     Reports on Form 8-K

                                       None



SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    HYPERDYNAMICS CORPORATION
                                          (Registrant)


                                    By:   /s/ Kent Watts

                                    Kent Watts, Chairman of the Board, Chief
                                    Executive Officer and Chief Accounting
                                    Officer

Dated: November 14, 1997
                                       10