Form 10QSB
period 1997-12-31
HYPERDYNAMICS CORP
filed 1998-02-17
CIK 937136

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended: December 31, 1997

                                                        or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______ to
         _________

                                         Commission file number: 000-25496

                            HYPERDYNAMICS CORPORATION
             (Exact name of registrant as specified in its charter)

         Delaware                                               87-0400335
State or other jurisdiction of                                (IRS Employer
incorporation or organization)                               Identification No.)

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

         As of December 31, 1997, 5,660,989 shares of common stock, $0.001 par value, were outstanding.

Transitional Small Business Disclosure Format  (check one):   Yes [  ]   No  [X]

                           HYPERDYNAMICS CORPORATION


                                    CONTENTS

PART I.  FINANCIAL INFORMATION                                             Page

         Item 1. Financial Statements

                  Consolidated Balance Sheet at
                     December 31, 1997(unaudited)                             3

                  Consolidated Statements of Income for the three
                     and six months ended December 31, 1997
                     and 1996 (both unaudited)                                4

                  Consolidated Statements of  Stockholders'  Equity
                     for the six months  ended  December 31, 1997
                     and 1996 (both unaudited)                                5

                  Consolidated Statements of Cash Flows for the six
                     months ended December 31, 1997 and 1996
                     (both unaudited)                                         6

                  Notes to Consolidated Financial Statements                  7

         Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                         8

PART II. OTHER INFORMATION

         Item 6.    Exhibits and Reports on From 8-K                          9

                    (a)   Exhibits

                    (b)   Reports on Form 8-K

SIGNATURES                                                                   10

PART 1.  FINANCIAL INFORMATION

Item 1.Financial Statements

                            HYPERDYNAMICS CORPORATION
                           Consolidated Balance Sheet
                                December 31, 1997


                                     ASSETS

CURRENT ASSETS
   Cash                                                             $    20,130
   Certificate of deposit (restricted)                                   70,000
   Accounts receivable                                                  229,887
   Due from officers                                                      8,123
   Inventory                                                             35,535
   Prepaid expenses                                                      39,277
   Revenue interest current portion                                      27,000
                                                                         ------
                  TOTAL CURRENT ASSETS                                  429,952

PROPERTY AND EQUIPMENT                                                   53,189
REVENUE INTEREST                                                        136,538
OTHER ASSETS                                                              3,348
                                                                          -----
                                                                        623,027
                                                                        =======

                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Convertible notes payable                                       $    350,000
   Convertible notes payable to stockholders                             37,500
   Bank credit line                                                      70,000
   Accounts payable                                                     327,745
   Accrued expenses                                                      20,086
                                                                         ------
                  TOTAL CURRENT LIABILITIES                             805,331
                                                                        -------

STOCKHOLDERS' EQUITY
   Common stock, par value $0.001; 50,000,000 shares
      authorized; 5,660,989 shares issued and outstanding                 5,661
   Additional paid-in capital                                           736,047
   Retained (deficit)                                                  (924,012)
                                                                       --------
                  TOTAL STOCKHOLDERS' EQUITY                           (182,304)
                                                                       --------

                                                                        623,027
                                                                        =======

                            HYPERDYNAMICS CORPORATION
                         Consolidated Income Statements
                    3 Months and 6 Months Ended December 31,
                                  1997 and 1996


                                                                    3 months ended Dec. 31,            6 months ended Dec. 31,
                                                                    1997              1996               1997            1996
                                                               --------------    --------------     -------------   ---------

REVENUES                                                          $   310,221       $   566,062        $  466,224      $   996,940
COST OF REVENUES                                                      297,361           493,015           445,099          866,978
                                                                      -------         ---------           -------        ---------

                  GROSS MARGIN                                         12,860            73,047            21,125          129,962
                                                                      -------         ---------      ------------     ------------

OPERATING EXPENSES
   Selling                                                             19,419             6,610            20,022           14,802
   General and administrative                                         140,124           173,412           271,121          289,382
   Interest                                                             2,033               213             3,373            1,212
   Depreciation                                                         3,577            11,325             7,754           26,529
                                                                        -----            ------             -----           ------
      Total operating expenses                                        165,153           191,560           302,270          331,925
                                                                 ------------       ----------- -----------------     ------------

                  OPERATING LOSS                                   (  152,293)       (  118,513)       (  281,145)      (  201,963)

OTHER INCOME (EXPENSE)
   Miscellaneous other income
   Loss from discontinued operations                                                 (   50,982)                       (    53,351)
                                                                 ------------        -----------         ---------     ------------

                  NET LOSS BEFORE
                      INCOME TAXES                                 (  152,293)       (  169,495)        ( 281,145)      (  255,314)

INCOME TAX (BENEFIT)                                                                     50,616                             70,607
                                                           ------------------ ----------------- ----------------------------------

                  NET LOSS                                        $(  152,293)      $(  118,879)       $( 281,145)     $(  184,707)
                                                                  ===========       ============       ===========      ===========



NET LOSS PER COMMON SHARE                                              $(0.03)           $(0.02)           $(0.05)          $(0.03)
                                                                  ===========       ============       ===========      ===========

Weighted average shares outstanding                                 5,397,861         6,504,279         5,397,861        6,424,519


                            HYPERDYNAMICS CORPORATION
                 Consolidated Statements of Stockholders' Equity
                    6 Months Ended December 31, 1997 and 1996


                                                         - -Common Stock - -       Paid-in        Retained
                                                        Shares        Amount       Capital       (Deficit)        Totals
AS RESTATED
   Balances, June 30, 1996                               804,000    $    804       $ 107,242   $(     9,058)    $   98,988

Issuance of stock for merger with:
   Houston Creative Connections, Inc.                  2,102,000       2,102      (    2,102)       216,487        216,487
   RAM-Z Enterprises, Inc.                               480,175         480      (      480)

Common stock issued for cash                              59,000          59          37,941                        38,000

Common stock issued for services                       3,130,000       3,130          26,770                        29,900

         Net (loss)                                                                               ( 184,707)     ( 184,707)
                                                ---------------- ------------ ----------------   ----------     ----------

Balances, December 31, 1996                            6,575,175     $ 6,575       $ 169,371    $    22,722      $ 198,668
                                                       =========     =======       =========    ===========      =========





Balances, June 30, 1997                                5,596,989     $ 5,597       $ 696,111      $(642,867)    $   58,841

Options exercised 64,000                                      64      39,936                         40,000

         Net (loss)                                                                                (281,145)     ( 281,145)
                                                ---------------- ------------ ----------------    ---------     ----------

Balances, December 31, 1997                            5,660,989     $ 5,661       $ 736,047      $(924,012)    $( 182,304)
                                                       =========     =======       =========      =========     ==========


                            HYPERDYNAMICS CORPORATION
                      Consolidated Statement of Cash Flows
                    6 Months Ended December 31, 1997 and 1996


                                                                                      1997              1996
                                                                                 -----------          ---------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net (loss)                                                                  $(  281,145)       $(  184,707)
     Adjustments to reconcile net income to cash
        provided from operating activities
         Depreciation and amortization                                                 7,754             62,410
         Common stock issued for services                                                                16,891
         Changes in:
              Accounts receivable                                                 (  190,115)           181,819
              Due from officers                                                   (    3,257)
              Inventory                                                           (    8,798)
              Other assets                                                        (   23,036)             3,940
              Accounts payable                                                       136,083        (    92,982)
              Accrued expenses                                                    (   10,876)            59,110
              Deferred revenue                                                                           21,272
              Deferred income taxes                                                                 (    70,607)
                                                                                 -----------       ------------
NET CASH USED FOR OPERATING ACTIVITIES                                            (  373,390)      (      2,854)
                                                                                 -----------      -------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Increase in other assets                                                                       (    32,053)
     Collection of revenue interest                                                   13,462
     Purchase of vehicles                                                                           (    84,173)
     Purchase of equipment/leasehold improvements                                (    40,010)       (    54,353)
                                                                                ------------       ------------
NET CASH USED FOR INVESTING ACTIVITIES                                           (    26,548)        (  170,579)
                                                                                ------------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Sale of common stock                                                             40,000            103,682
     Net increase under line of credit                                                                   23,000
     Net increase in long-term debt                                                                      52,319
     Increase in short-term convertible notes                                        350,000
     Reduction in notes payable                                                                     (    31,009)
                                                                                ------------        ------------
NET CASH PROVIDED FROM FINANCING ACTIVITIES                                          390,000            147,992
                                                                                ------------        ------------

                  NET DECREASE IN CASH                                          (      9,938)       (    25,441)
                  CASH AT BEGINNING OF PERIOD                                         30,068            153,462
                                                                               -------------       ------------
                  CASH AT END OF PERIOD                                         $     20,130        $   128,021
                                                                                ============        ===========


SUPPLEMENTAL INFORMATION
     Interest paid                                                              $       279         $     1,212

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

     2.In October 1997, the Company agreed to assume the operations of two small companies engaged in sales of wireless cable products and services by signing employment agreements with the two owners of these two companies. One owner is to receive a total of $40,000 as a prepaid commission for assignment of all sales in process. As of December 31, 1997, $26,461 has been paid and is carried as a current asset pending the expected realization of these orders in the next accounting quarter. The other owner has an agreement to receive 144,000 shares of Company stock contingent on collections by the Company of at least $144,000 in contingent FCC license consultation fees. A Company subsidiary, Wired & Wireless Corporation, will continue these sales efforts.

     3.In October 1997, the Company entered into two executive employment Agreements whereby the Company agreed to pay a total of $14,600 per month. Other incentives are based on performance. The agreements terminate June 30, 1998 and October 15, 1998.

     4.The Company received $350,000 from Emerald Bay Interests, Ltd. as convertible debt. The debt matured August 31, 1997 and was converted into 5,833,333 shares of common stock at $0.06 per share in January 1998.

     5.  Options  for  336,000  shares  at $1.25  were  issued  to  professional consultants for services during July 1997. Management believes $1.25 represents the fair market value of the stock on the date of grant. Options for 3,350 shares at $1.00 were issued to professional consultants for services during December 1997. Management believes $0.625 represents the fair market value of the stock on the date of grant. Also in December 1997, options for 375,000 shares were canceled and reissued. The exercise price was changed from $1.25 to $0.625 for 125,000 shares, $1.00 for 125,000 shares, and $1.375 for 125,000 shares.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General Discussion

         HyperDynamics Corporation is an information systems services company that provides integrated voice, video, and data technology that maximizes its customers return on their technology investment. The Company has accomplished two tactical business transactions with Wireless Cable Connection and Barris Communications, Inc. that allow it to confidently enter into the wireless technology market. This wireless capability has been organized under the Wired & Wireless Corporation subsidiary and is strategically positioned to provide the following for HyperDynamics Corporation:

         1.   Significantly   increased   revenues   and  gross   margins   from
International customers for wireless TV equipment sales.

         2. Wireless technical foundation to provide core capability necessary to offer completely designed, implemented, and maintained MMDS based wireless systems around the world. This capability is expected to significantly boost gross margin averages as well.

         3. Wired & Wireless will provide the core technical capability to build out and operate strategically acquired wireless TV markets which will present a recurring revenue opportunity.

         4. Wired & Wireless will on an ongoing basis work with other HyperDynamics Technology companies to develop integrated wired and wireless information systems infrastructures to include our customers voice, video, and data communication needs associated with their own intranet and integrated Internet access to the world.

         This quarter the Company has successfully retrofitted MicroData Systems, Inc.'s facility for significantly enhanced PC integration services and custom system sales. In a subsequent event to the end of this quarter, Wired & Wireless has received orders for and is shipping $378,500 of wireless equipment sales in the 3rd quarter. MicroData Systems, Inc. has received orders for over $75,000 in the early February.

Results of Operations

         As a result of the primary focus on strategic moves and tactical acquisitions revenues decreased to $310,221 for the three months ended December 31,1997, from $566,062 for the same period in 1996. The decrease was a result of the re-focus of the Company, the retrofit of the MicroData facility, and the investment activity focused to establish the new Wired & Wireless subsidiary.

         Cost of Revenues decreased, correspondingly to the sales decrease, to $297,361 in the period, from $493,015 for the same period in 1996. Gross margin percentage wise suffered in the quarter as a result of a conservative write-off against cost of goods sold of usable but non-sellable inventory. This was accomplished as part of the MicroData Systems, Inc. re-focus and retrofit. Additionally, certain costs associated with system assembly personnel were charged to costs of goods sold which will not significantly effect the gross margin on a percentage basis as the sales volume ramps up.

         Selling, General and Administrative expenses decreased to $165,153 in the three month period, as compared to $191,560 for the same period in
1996.  This reduction  was  caused   significantly   by  a  reduction  in  legal
and other professional fees. This reduction was accomplished while at the same time two key employees with employment contracts and salaries were hired for Wired & Wireless Corporation, during the quarter. The Company chose not to capitalize these costs as startup costs for this first two months of Wired and Wireless operations.

         Net Loss. The net loss of the Company was $(152,293) for the three months ended December 31, 1997, or ($.03) per share. This loss can be primarily attributed to the significant operational changes made by management which are expected to significantly improve the results of operations starting in the quarter to end on March 31, 1998.

Liquidity and Capital Resources

         During this quarter the key bridge financing plan was extended as the President of the Company negotiated the funding to be extended to as much as $500,000 on October 20, 1997. The bridge financing was completed at a total funding of $350,000. In a subsequent event, the President of the Company has negotiated the bridge loan to be converted to restricted common stock at less than the previously agreed conversion. Under the negotiated terms no stock was converted for accrued interest and the debt has been completely converted to equity.

         A requirement for the HyperDynamics business plan is to obtain significant equity funding starting in the 3rd quarter 1998 for the following purposes:

         1. To support our growing working capital requirement for our rapidly expanding sales volume so as to provide the necessary liquidity to keep this progress from slowing down.

         2. To help close additional tactical acquisitions that will immediately
enhance  the  core   capabilities,   sales  volume,   margins  and  bottom  line
profitability of the Company.

         3. To provide working capital and some investment capital for marketing and sales activity that will allow the most talented people of our tactical acquisitions to focus on increased sales forecast and critical operations instead of being bogged down by having to manage tight cash flow.

         4. To provide investment capital for strategic, money making technical assets including hardware and software purchases and software development.

         5. To step closer to qualification for small-cap NASDAQ qualifications.

         The company has plans to tactically raise a minimum of five million in the next 9 months to support these requirements. In addition to other capital raising plans and strategies to be determined and specified in the 3rd quarter of 1998, the Company can possibly obtain some additional capital upon the exercise of previously issued warrants and outstanding options for common stock.

Prospective Information

         HyperDynamics Corporation has positioned itself to support and sustain the anticipated significant revenue growth over the remainder of the fiscal year.

         MicroData Plans - The retrofitted MicroData facility is capable of handling multiples of sales volume compared to prior years with regard to PC integration type sales.

         Integration sales focus - MicroData's primary goals include a concentrated effort to build it's integrated system sales volume with an increasing margin due to an increasing ratio of professional services to commodity hardware sales. To this end the Company is building the capabilities of a separate group to concentrate on accounting systems and integrated network sales. Details of this systems focus will be released further in the 3rd quarter of 1998.

         Software Development - Additionally, MicroData has completed its first in-house software development project which will significantly enhance accurate response time for quotation of computer hardware and software. The newly developed application, QuoteSQL, uses the Microsoft SQL server database. This application will be used in-house and be marketed as an application to enhance the capabilities of Great Plains Software's Dynamics C/S+ SQL accounting system as well as potentially other SQL database based accounting systems. This is a natural direction for MicroData's client server based software development, given its relationship with Great Plains. This new tool is expected to dramatically increase the company's productivity. It is expected that customer demands will direct the company into other vertically based software development projects which will greatly enhance higher margin integrated system sales.

         Wired and Wireless Plans - By adding the new Wired & Wireless subsidiary, revenues and gross profit margins are increasing substantially.

         Wireless TV equipment sales- Through the forecast of Joe Barris, Vice President, the forecast for international sales of wireless TV equipment is growing rapidly. The Company will continue to invest in the area of sales and marketing for wireless TV equipment sales. Additionally, the Company is negotiating a distribution agreement with key manufacturers of strategically based wireless equipment. The Company plans to market its own private brand of down-converter and transmitter equipment.

         Wireless System Sales- The company plans to attend the international wireless cable show in Singapore, China in late March 1998. Among other goals the Company will start to make international customers aware of the turn-key wireless system talent that it has available to service their wireless needs.

         As of February 14, 1998 and looking to the end of the 3rd quarter, the Company has a very good chance to show profits for the quarter. This progress is expected to continue at a growing pace.

PART II. OTHER INFORMATION

                      Item 6.Exhibits and Reports on Form 8-K

              (a) Exhibits

                      The  following  exhibits  are filed  with  this  Quarterly
                  Report or are incorporated herein by reference:

                  Exhibit Number                       Description

                  27                                  Financial Data Schedule

              (b) Reports on Form 8-K

                      On January 28, 1998, the Company filed a current report on
                  From 8-K regarding a change in control of the Company.

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

                                   HYPERDYNAMICS CORPORATION
                                   (Registrant)

                                   By:   /s/ Kent Watts
                                   Kent Watts, Chairman of the Board, Chief
                                   Executive Officer and Chief Accounting
                                   Officer

Dated: February 17, 1998

                                 EXHIBITS INDEX

     Exhibit Number                 Description

        27                    Financial Data Schedule