Form 10KSB/A
period 1997-06-30
HYPERDYNAMICS CORP
filed 1998-03-11
CIK 937136

----------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                -----------------

                                  FORM 10-KSB/A
                                 AMENDMENT NO. 1
                                -----------------

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

                               Title of Each Class

                          Common Stock, $.001 par value


           Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements fo the past 90 days. Yes [x] No [ ]

           Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A, Amendment No. 1 or any amendment to this Form 10-KSB/A, Amendment No. 1. [x ]

           Issuer's revenues for the year ended June 30, 1997 were $1,520,928. The aggregate market value of Common Stock held by non-affiliates of the registrant at September 1, 1997, based upon the last reported sales prices
on the OTCBB was $ 3,452,489 .   As of September 1, 1997, there were 5,596,989
Shares of Common Stock outstanding.


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

Item 13.          EXHIBITS AND REPORTS ON FORM 8-K

    (a)      Exhibits

    Exhibit No.       Identification of Exhibit

    10.1              Promissory Notes dated  July 17, 25, August 29, and
                         September 22, 1997
    21.1              Subsidiaries of Registrant
    23                Consent of Jack B. Evans, II
    27                Financial Data Schedule


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

Balance Sheets as of June 30, 1997 and 1996                                F-3

Statements of Income for the
     years ended June 30, 1997 and 1996                                    F-4

Statements of Changes in Stockholders' Equity for
     the years ended June 30, 1997 and 1996                                F-5

Statements of Cash Flows for the years ended
     June 30, 1997 and 1996                                                F-6

Notes to Financial Statements                                              F-7


                          Independent Auditors' Report


                                JOHN B.EVANS, II
                           CERTIFIED PUBLIC ACCOUNTANT
                            Three Riverway, Suite 120
                            Houston, Texas 77056-1909
                              Voice (713) 623-2898
                                Fax (713)960-8128




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


 JOHN B.EVANS, II

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

NOTE 10 - GOING CONCERN

As shown in the accompanying financial statements, the Company incurred net operating losses of $633,809 for the year ended June 30, 1997, and $5,132 for the year ended June 30, 1996. As of June 30, 1997, current liabilities exceed current assets by $106,470. The Company has significant needs for additional financing, only some of which has been obtained as of September 19, 1997.


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

                                   SIGNATURES


             In accordance with the requirements of Section 13 of 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day of March, 1998.

                                   HyperDynamics Corporation


                                   By: /s/ Kent Watts
                                   ------------------------
                                   Kent Watts, Chairman of the
                                   Board, Chief Executive Officer, and
                                   Chief Accounting Officer


    Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons in the capacities and on the dates indicated:

    Signature                   Title                               Date


     /s/ Kent Watts             Chairman of the Board,          March 12, 1998
    ---------------------       Chief Executive Officer
         Kent Watts               and Chief Accounting Officer

     /s/ Robert Hill            Director                        March 12, 1998
    ---------------------
         Robert Hill

                                 EXHIBITS INDEX

Exhibit
 No.      Identification of Exhibit

10.1      Promissory Notes dated July 17, 25, August 29, and September 22, 1997
21.1      Subsidiaries of the Registrant
23        Consent of Jack B. Evans, II
27        Financial Data Schedule