Form 10QSB
period 1998-03-31
HYPERDYNAMICS CORP
filed 1998-05-15
CIK 937136

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934: For the quarterly period ended: March 31, 1998

                                       or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934: For the transition period from _______ to _________

                        Commission file number: 000-25496

                            HYPERDYNAMICS CORPORATION
             (Exact name of registrant as specified in its charter)

                   Delaware                                        87-0400335
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

         As of March 31, 1998, 11,660,989 shares of common stock, $0.001 par value, were outstanding.

         Transitional Small Business Disclosure Format (check one):Yes [ ] No[X]








                            HYPERDYNAMICS CORPORATION


                                    CONTENTS

PART I.  FINANCIAL INFORMATION                                                           Page

         Item 1. Financial Statements

                  Consolidated Balance Sheet at
                           March 31, 1998 (unaudited)                                    3

                  Consolidated Statements of Income for the three
                           and nine months ended March 31, 1998
                           and 1997 (both unaudited)                                     4

                           Consolidated Statements of Stockholders' Equity
                                    for the nine months ended March 31,
                                    1998 and 1997 (both unaudited)                       5

                  Consolidated Statements of Cash Flows for the nine
                           months ended March 31, 1998 and 1997
                           (both unaudited)                                              6

                  Notes to Consolidated Financial Statements                             7

         Item 2. Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                           9

PART II. OTHER INFORMATION

         Item 6.    Exhibits and Reports on Form 8-K                                    13

                              (a)   Exhibits

                              (b)   Reports on Form 8-K

SIGNATURES                                                                              14

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                            HYPERDYNAMICS CORPORATION
                                  Balance Sheet
                                 March 31, 1998


                                          ASSETS

CURRENT ASSETS
   Cash                                                                                              $      17,025
   Accounts Receivable                                                                                      47,184
   Employee advances                                                                                           700
   Inventory                                                                                                30,903
   Prepaid expenses                                                                                         92,566
   Revenue interest current portion                                                                         47,900
                                                                                                  --------------
                  TOTAL CURRENT ASSETS                                                                     236,278

PROPERTY AND EQUIPMENT                                                                                       1,213
REVENUE INTEREST                                                                                            99,659
OTHER ASSETS                                                                                                 3,348
                                                                                                      ---------------

                                                                                                      $    400,498

                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Convertible notes payable to stockholders                                                          $     37,500
   Accounts payable                                                                                        314,033
   Accrued expenses                                                                                         23,860
                                                                                                        --------------
                  TOTAL CURRENT LIABILITIES                                                                375,393

                  TOTAL LIABILITIES                                                                        375,393

STOCKHOLDERS' EQUITY
   Common stock, par value $0.001; 50,000,000 shares
      authorized; 11,499,322 shares issued and outstanding                                                  11,499
   Additional paid-in capital                                                                            1,085,209
   Retained (deficit)                                                                                   (1,071,603)
                                                                                                              -----------
                  TOTAL STOCKHOLDERS' EQUITY                                                                25,105

                                                                                                      $    400,498

                        See notes to financial statements
                            HYPERDYNAMICS CORPORATION
                         Consolidated Income Statements
               3 Months and 9 Months Ended March 31, 1998 and 1997


                                                                          3 months ended Mar. 31,    9 months ended Mar. 31,
                                                                    1998              1997               1998            1997
                                                               --------------    --------------     -------------   ---------

REVENUES                                                          $   174,397       $   364,495        $  640,621       $1,362,029
COST OF REVENUES                                                      115,505           314,820           560,604        1,181,798
                                                                  ------------    -------------      -------------    ------------

                  GROSS MARGIN                                         58,892            49,675            80,017          180,231
                                                                -------------     -------------      ------------     ------------

OPERATING EXPENSES
   Selling                                                             24,461            12,889            44,483           27,691
   General and administrative                                         177,541           166,717           448,662          456,692
   Interest                                                                               1,331             3,373            2,543
   Depreciation                                                         4,481            43,592            12,235           70,122
                                                                 -------------- -----------------    -------------   --------------
      Total operating expenses                                        206,483           224,529           508,753          557,048
                                                                 ------------ ----------------- -----------------     ------------

                  OPERATING LOSS                                  (   147,591)       (  174,854)       (  428,736)      (  376,817)

OTHER INCOME (EXPENSE)
   Miscellaneous other income
   Loss from discontinued operations                                                                                    (    53,351)
                                                                ------------------ --------------       ----------     ------------

                  NET LOSS BEFORE
                      INCOME TAXES                                (   147,591)      (   174,854)       (  428,736)      (  430,168)

INCOME TAX (BENEFIT)                                                                     50,616                             70,607
                                                           ------------------------------------------------------------------------
NET LOSS                                                            $(147,591)        $(124,238)        $(428,736)       $(359,561)
                                                                    ==============================================    =============

(LOSS) PER COMMON SHARE
   Continuing operations                                               $(0.02)           $(0.03)           $(0.07)          $(0.06)
   Discontinued operations                                               0.00              0.00              0.00            (0.01)
                                                                      -------           -------           -------          -------

NET LOSS PER COMMON SHARE                                              $(0.02)           $(0.03)           $(0.07)          $(0.07)
                                                                       ====== ================= =================           ======

Weighted average shares outstanding                                 6,566,056         5,256,891         6,566,056        5,061,198





                        See notes to financial statements

                            HYPERDYNAMICS CORPORATION
                 Consolidated Statements of Stockholders' Equity
                     9 Months Ended March 31, 1998 and 1997


                                                       - -Common Stock - -      Paid-in           Retained
                                                      Shares        Amount        Capital         (Deficit)        Totals
AS RESTATED
   Balances, June 30, 1996                             804,000    $    804        $ 107,242    $(     2,861)     $ 105,185

Issuance of stock for merger with:
   Houston Creative
       Connections, Inc.                             2,102,000       2,102       (    2,102)        216,487        216,487
   RAM-Z Enterprises, Inc.                             480,175         480      (       480)

Common stock issued for cash                           151,175         151          135,533                        135,684

Common stock issued for services                     3,108,383       3,108           27,291                         30,399

Divestiture of Houston Creative
   Connections, Inc.                                (2,102,000)   (  2,102)           2,102

Issuance of stock to former owners of
   MicroData Systems, Inc.                             700,000         700      (       700)

Net (loss)                                                                                       ( 359,561)      ( 359,561)

Balances, March 31, 1997                             5,243,558      $ 5,243       $ 268,886     $  145,935       $ 128,194
                                                     =========     =======        =========      ==========      =========



Balances, June 30, 1997                              5,596,989     $ 5,597      $   696,111     $(  642,867)    $   58,841

Options exercised                                       64,000          64           39,936                         40,000

Conversion of debt                                   5,833,333       5,833          344,167                        350,000

Stock issued for cash                                    5,000           5            4,995                          5,000

Net (loss)                                                                                      (   428,736)     ( 428,736)

Balances, March 31, 1998                            11,499,322     $11,499       $1,085,209     $(1,071,603)    $   25,105
                                                    ==========     =======       ==========     ===========     ==========


                        See notes to financial statements

                            HYPERDYNAMICS CORPORATION
                      Consolidated Statement of Cash Flows
                     9 Months Ended March 31, 1998 and 1997


                                                                                    1998              1997

                                                                              ---------------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES
    Net (loss)                                                                   $(  428,736)       $(  359,561)
     Adjustments to reconcile net income to cash
        provided from operating activities
         Depreciation and amortization                                                12,235             70,122
         Divestiture of Houston Creative Connections, Inc.                                              216,487
         Common stock issued for services                                                                36,596
         Changes in:
               Restricted certificate of deposit                                      70,000
              Accounts receivable                                               (      7,412)           108,908
              Due from officers                                                        4,166
              Inventory                                                         (      4,166)
              Other assets                                                       (    76,325)       (    27,796)
              Accounts payable                                                       122,371        (    85,533)
              Accrued expenses                                                  (      7,102)             7,026
              Deferred revenue                                                                            6,316
                                                                                ------------------ --------------
NET CASH USED FOR OPERATING ACTIVITIES                                            (  314,969)        (   27,435)
                                                                                  -----------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Increase in other assets                                                                       (    63,103)
     Collection of revenue interest                                                   29,441
     Purchase of fixed assets                                                    (    52,515)       (    62,411)
                                                                                ------------       ------------
NET CASH USED FOR INVESTING ACTIVITIES                                           (    23,074)        (  125,514)
                                                                                ------------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Sale of common stock                                                            395,000            135,684
     Net increase (decrease) under line of credit                                (    70,000)            70,000
     Reduction in notes payable                                                   (  350,000)       (    32,177)
                                                                                 -----------       ------------
NET CASH PROVIDED FROM FINANCING ACTIVITIES                                      (    25,000)           173,507
                                                                                ------------       ------------

                  NET DECREASE IN CASH                                           (    13,043)            20,558
                  CASH AT BEGINNING OF PERIOD                                         30,068            102,907
                                                                               -------------       ------------
                  CASH AT END OF PERIOD                                         $     17,025        $   123,465
                                                                                ============        ===========


SUPPLEMENTAL INFORMATION
     Interest paid                                                              $        279        $     1,356




                        See notes to financial statements

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

     2. In October 1997, the Company agreed to assume the operations of two small companies engaged in sales of wireless cable products and services by signing employment agreements with the two owners of these two companies. One owner received a total of $40,000 as a prepaid commission for assignment of all sales in process. As of March 31, 1998, $40,000 has been paid and is carried as a current asset pending the expected realization of these orders in the next accounting quarter. The other owner has an agreement to receive 144,000 shares of Company stock contingent on collections by the Company of at least $144,000 in contingent FCC license consultation fees. A Company subsidiary, Wired & Wireless Corporation, is continuing these sales efforts. As of March 31, 1998, the Company has collected $5,000 in consultation fees, and issued 5 shares of common stock.
3. In October 1997, the Company entered into two executive employment Agreements whereby the Company agreed to pay a total of $14,600 per month. Other incentives are based on performance. The agreements terminate June 30, 1998 and October 15, 1998.

4. The Company received $350,000 from Emerald Bay Interests, Ltd. as convertible debt. The debt matured August 31, 1997 and was converted into 5,833,333 shares of common stock at $0.06 per share in January 1998.

5. Convertible notes payable to stockholders in the amount of $37,500 matured in January 1998. The notes are payable upon demand, or may be converted into 25,000 and 5,000 shares at $1.00 and $2.50 respectively. As of May 8, 1998, no refinancing or conversion has been completed.

6.       In December 1997, options for 64,000 shares were exercised for $40,000.

                            HYPERDYNAMICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

     7. Options for 336,000 shares at $1.25 were issued to professional consultants for services during July 1997. Management believes $1.25 represents the fair market value of the stock on the date of grant. Options for 3,350 shares at $1.00 were issued to professional consultants for services during December 1997. Management believes $0.625 represents the fair market value of the stock on the date of grant. Also in December 1997, options for 375,000 shares were canceled and reissued. The exercise price was changed from $1.25 to $0.625 for 125,000 shares, $1.00 for 125,000 shares, and $1.375 for 125,000 shares.

8. In April 1998, options for 162,875 shares were exercised for $140,000.
































Item 2. Management's Discussion and Analysis of Financial Condition and
                        Results of Operations

General Discussion

         HyperDynamics Corporation is an information systems services company that provides integrated wired and wireless voice, video, and data technology that maximizes a business=s return on its technology investment. The Company has accomplished two tactical business transactions with Wireless Cable Connection and Barris Communications, Inc. that allow it to confidently enter into the wireless technology market. The Company has continued to invest in and develop its wireless capability through its subsidiary Wired and Wireless Corporation during the quarter ended March 31, 1998. This increased investment is expected provide positive results ramping up during the fourth quarter to end on June 30, 1998. These expected results include:

         Significantly increased revenues and gross margins from International customers for wireless TV equipment sales An expanding wireless technical foundation to provide core capability necessary to offer completely designed, implemented, and maintained MMDS based wireless systems around the world. This capability should significantly boost gross margin averages as well.
         Providing the capability of the Company to build out and operate strategically acquired wireless TV markets which will present a recurring revenue opportunity.
         Providing the capability for HyperDynamics Corporation to develop integrated wired and wireless information systems infrastructures to include our customers voice, video, and data communication needs associated with their own intranet and integrated Internet access to the world.

         This quarter ended March 31, 1998, the Company has more clearly defined the business plan for MicroData Systems, Inc. (Wholly owned subsidiary of HyperDyanamcis Corporation).

Results of Operations

         As a result of the primary focus on tactical acquisitions for wireless technology and a related delay due to technical problems with the wireless equipment, revenues have decreased to $174,397 for the three months ended March 31,1998, from $364,495 for the same period in 1997. The decrease was a result of the investment focus in Wired and Wireless with respect to limited capital resources available and a technical problem with equipment ordered in the quarter but not delivered yet as a result.

         Cost of Revenues decreased, correspondingly to the sales decrease, to $115,505 in the period, from $314,820 for the same period in 1997. Gross margin percentage was considerably more at 51% in the quarter compared to 15.7% for the same period last year as a result of reduced hardware sales and the beginnings of increased higher margin services for MicroData.

         Selling, General and Administrative expenses Increased to $202,002 in the three month period, as compared to $179,606 for the same period in 1997. This increase was caused by the additional overhead for two executive contracts for Wired and Wireless which increase General and Administrative expenses by approximately $46,288 for the quarter. These contracts were not in place for the same period in 1997. The Company chose not to capitalize these costs as startup costs for this first several ramp up months of Wired and Wireless operations. Additionally, sales and marketing expenses for international business was $24,461 for the quarter and did not exist in 1997.

         Net Loss. The net loss of the Company was $(147,591) for the three months ended December 31, 1997, or ($.02) per share.

Liquidity and Capital Resources

         During this quarter the key bridge financing loan of $350,000 was converted to 5,833,333 restricted common stock shares. Under the terms of conversion no stock was converted for accrued interest and the debt has been completely converted to equity. As of March 31, 1998, the Company continues to operate with a current ratio of 1.07 and a negative quick ratio indicating a tight cash flow position. Subsequent to the end of the quarter, the Company has received $170,000 of cash contribution through the exercising of outstanding options for 192,875 shares of common stock in the Company. A requirement for the HyperDynamics business plan is to obtain significant equity funding starting in the 3rd quarter 1998 for the following purposes:

         To support our growing working capital requirement for our rapidly expanding sales volume so as to provide the necessary liquidity to keep this progress from slowing down
         To help close additional tactical acquisitions that will immediately enhance the core capabilities, sales volume, margins and bottom line profitability of the Company
         To provide working capital and some investment capital for marketing and sales activity that will allow the most talented people of our tactical acquisitions to focus on increased sales forecast and critical operations instead of being bogged down by having to manage tight cash flow.
         To provide investment capital for strategic, money making technical assets including hardware and software purchases and software development.
         To step closer to qualification for small-cap NASDAQ or American Exchange qualifications.

         The company has plans to raise a minimum of five million in the next 9 months to support these requirements. In addition to other capital raising plans and strategies will be established and specified in the 4th quarter of FYE 1998 ending June 30, 1998.

Prospective Information

         HyperDynamics Corporation has positioned itself to support and sustain the anticipated significant revenue growth over the remainder of the fiscal year 1998 and throughout FYE 1999.

                      HyperDynamics Corporation is an information system services company that provides integrated wired and wireless, voice, video, and data communications technology that maximizes a business's return on its technology investment. See www.hyd.net.

-icroData Plans

         In line with the Information System Services direction of HyperDynamics Corporation, MicroData will re-focus its sales and marketing plan towards:

              Providing wired and wireless Intranet and Internet Integration using client-server application technology.

         MicroData's plans for sales and marketing focus are as follows:

              Client-server based accounting systems with uniquely developed vertical industry capabilities Office automation and database integration Telephony integration Internet application development and integration Niche software application development
              Personal computer integration and custom hardware solutions

         With the capital constraint based focus this year being on the Wired and Wireless investment through Wired and Wireless Corporation, MicroData has taken a back seat to developing its area of the business plan. However, the areas of its significant technical improvements so far this year are:

              Greatly enhanced PC integration and custom hardware solution capability for sales, implementation, and support. Rapidly growing Internet application development and integration capability. See www.hyd.net. Expanding software development ability to support the client-server based accounting systems which are scheduled to be ramped up during the first quarter of FYE 1999 beginning in July of this year.

         HyperDynamics has targeted plans for acquisitions and investment to enhance MicroData's capabilities in the areas of:

              Marketing and sales of Intranet and Internet  integration  as well as sales and marketing for Great Plains CS+ SQL client-server based accounting software and related development and Internet integration projects.
              Telephony integration expertise to enhance our voice and data integration platform. Custom software application development capabilities. Ongoing commitment to technical certification and compliance for the Microsoft NT computing platform.

Wired and Wireless Plans -

         By adding the new Wired & Wireless subsidiary, revenues and gross profit margins are expected to increase substantially. This fiscal year, Wired and Wireless has been the primary core investment of HyperDynamics to help it solve its core revenue and capitalization issues. During the quarter ended March 31, 1998, the Company has experienced an unexpected technical delay from the manufacturer for a purchase order received and pending delivery in the amount of $350,000. It was believed that this order would ship during the quarter ended March 31, 1998. The Company expects to either ship this particular order this quarter ending June 30, 1998 or to get its $40,000 pre-paid deposit returned post haste. Regardless of the resolution to this particular sale or possible cancellation thereof, it has no bearing on the wireless down-converter business which remains the primary focus.

         Wireless TV equipment sales-

         After a three month delay, purchase orders for June and July 1998 have been received and are being processed in the amount of $110,000 and $148,500 respectively.

         Through the forecast of Joe Barris, Vice President for Wired & Wireless Corporation, the forecast for international sales of wireless TV equipment is growing rapidly. The Company will continue to invest in the area of sales and marketing for wireless TV equipment sales. Additionally, the Company is negotiating a distribution agreement with key manufacturers of strategically based wireless equipment. The Company plans to market its own private brand of down-converter and transmitter equipment.

         Wireless System Sales-

         Among other goals the Company will start to make international customers aware of the turn-key wireless system talent that it has available to service their wireless needs.


         As of May 14, 1998, the Company is expected to improve its operating results on a monthly basis. Pending the outcome of current orders pending, the Company could start reporting profits in the 1st quarter of FYE 1999 ending September 30, 1998.


PART II. OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K

                  (a)      Exhibits

                           The following  exhibits are filed with this Quarterly
Report or are incorporated herein by reference:

                               Exhibit Number                    Description

                                  27                    Financial Data Schedule

                  (b)      Reports on Form 8-K

                           On January 28, 1998, the Company filed a current report on Form 8-K regarding a change in control of the Company.

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

                            HYPERDYNAMICS CORPORATION
                                (Registrant)

                            By:   /s/ Kent Watts
                            Kent Watts, Chairman of the Board, Chief
                            Executive Officer and Chief Accounting Officer

Dated: May 17, 1998

                                 EXHIBITS INDEX

     Exhibit Number                 Description

         27                    Financial Data Schedule