Form 10KSB
period 1998-06-30
HYPERDYNAMICS CORP
filed 1998-10-09
CIK 937136

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                                    FORM 10-KSB

[X] Annual Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934; For The Fiscal Year Ended: June 30, 1998

                                                        or

[ ]  Transition Report Pursuant To Section 13 Or 15(D) Of The Exchange Act Of
     1934

                        Commission File Number: 000-25496

                            HYPERDYNAMICS CORPORATION
             (Exact name of registrant as specified in its charter)

          Delaware                                      87-0400335
   (State or other jurisdiction                        (IRS Employer
   of incorporation or organization)                Identification No.)

                         2656 South Loop West, Suite 103
                              Houston, Texas 77054
          (Address of principal executive offices, including zip code)

                                 (713) 839-9300
              (Registrant's telephone number, including area code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for the year ended June 30, 1998 were $820,535. The aggregate market value of Common Stock held by non-affiliates of the registrant at September 18, 1998, based upon the last reported sales prices on the OTCBB was $2,826,981 . As of September 21, 1998, there were 12,208,321 Shares of Common Stock outstanding.

                                Table of Contents

Part I

    Item 1      Business                                                                                  3
    Item 2      Properties                                                                               10
    Item 3      Legal Proceedings                                                                        10
    Item 4      Submission of Matters to a Vote of Security Holders                                      11

Part II

    Item 5      Market for Registrant's Common Equity and Related Stockholder Matters                    12
    Item 6      Management's Discussion and Analysis of Financial Condition and
                Results of Operations                                                                    13
    Item 7      Financial Statements                                                                     15
    Item 8      Changes in and Disagreements With Accountants in Accounting and
                Financial Disclosure                                                                     15

Part III

    Item 9      Directors, Executive Officers, Promoters and Control Persons;
                Compliance with Section 16(a) of The Exchange Act                                        17
    Item 10     Executive Compensation                                                                   19
    Item 11     Security Ownership of Certain Beneficial Owners and Management                           21
    Item 12     Certain Relationships and Related Transactions                                           22
    Item 13     Exhibits and Reports on Form 8-K                                                         23


                                     Part I


    Item 1     Business

Historical Background of Business
The Company changed its name to HyperDynamics Corporation in January 1997. The Company was formerly known as RAM-Z Enterprises, Inc. and was incorporated under the laws of the State of Utah on July 29, 1983. The Company was formed originally for the purpose of investing in one or more high-technology products, such as medical devices, computer hardware and software or such other products that the Company deemed advisable. The Company went public on December 19, 1983, pursuant to a Regulation D offering. The Company sold 5,000,000 shares at $0.02 cents per share. The aggregate dollar amount raised in the Regulation D offering was one hundred thousand dollars ($100,000). After several unsuccessful investments and higher than expected operating expenses, the Company did not have the funds necessary to continue its business operation after 1985. On May 17, 1994 the management formed a Delaware corporation named RAM-Z Enterprises, Inc., for the purpose of merging with and changing the domicile of the Company. The State of Utah approved the merger on May 27, 1994. The merger of the two companies was on the basis of one share of common stock exchanged for one share of common stock in the surviving corporation.

Pursuant to an Agreement and Plan of Reorganization (the "Plan") between RAM-Z Enterprises, Inc. (the "Company"), its principal stockholders (the "Principal Stockholders"), HyperDynamics Corporation, a Texas corporation ("HyperDynamics"), and certain stockholders of HyperDynamics who owned more than eighty percent (80%) of the outstanding voting securities of HyperDynamics and who executed and joined in the Plan (the "HyperDynamics Stockholders"), the HyperDynamics Stockholders became the controlling stockholders of the Company in a business combination transaction that was effected in the form of a "reverse acquisition", and completed on August 26, 1996. Immediately prior to the completion of the Plan, the Company had no material assets, liabilities or business operations. The "reverse acquisition" by RAM-Z was accounted for by the purchase method of accounting in the fiscal year ended June 30, 1997. Consequently, all prior financial statement history of RAM-Z is eliminated in the combination.

HyperDynamics was formed March 7, 1996, to facilitate the acquisitions of one or more computer hardware/services-related companies, and to facilitate the merger with RAM-Z, which was a registered 12(g) company under the Securities Act of 1934, as amended, with no recent ongoing operations to date. Both Houston Creative Connections, Inc. ("HCCI") and MicroData Systems, Inc. ("MDS") were acquired by HyperDynamics on August 15, 1996, in transactions accounted for as poolings of interest.

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

HCCI and MDS had the opportunity, under certain circumstances, to rescind their portions of the merger transaction on or before June 30, 1997.


Divestiture of Houston Creative Connections, Inc. ("HCCI")
On February 6, 1997, the Company, through its subsidiary, HyperDynamics Corporation, a Texas corporation ("HyperDynamics"), divested its subsidiary, HCCI. HyperDynamics acquired HCCI in July 1996 and HCCI operated as a wholly owned subsidiary of HyperDynamics pursuant to the terms of a share exchange and acquisition agreement called the HCCI Reorganization Agreement (the "HCCI Reorganization Agreement"). HyperDynamics entered into an Agreement and Plan of Reorganization with the Company in August 1996. In February, 1997, the former shareholders of HCCI and the Company (the "Parties") agreed that the original business objectives envisioned at the time of the HCCI Reorganization Agreement had not been achieved, and that each of the Parties had unique management styles. The Parties agreed that the business objectives and goals of the Company and HCCI were not compatible and that it would be in the best interests of the Parties to pursue their goals and objectives independent of one another. The Parties further agreed that certain other conditions as contemplated by the HCCI Reorganization Agreement had not been satisfied as of that time. Accordingly, on February 7, 1997, the Parties entered into a Divestiture Agreement (the "Divestiture Agreement") pursuant to which the former shareholders of HCCI agreed to deliver 2,102,000 shares of the Company's common stock to the Company, and the Company agreed to deliver 1,000 shares of HCCI common stock to the former shareholders of HCCI. This represented a complete unwinding of the consideration of the Parties under the HCCI Reorganization Agreement. The 2,102,000 shares of the Company's common stock were canceled. A significant portion of the Company's assets were divested in connection with the Divestiture Agreement.


Adjustment and correction of valuation of MDS
In January, 1997, the Board of Directors of the Company agreed with the former shareholders of MDS that in the event of a divestiture of HCCI that the Company would issue to the former shareholders of MDS 700,000 shares of common stock of the Company. The Board agreed to issue the additional 700,000 shares as recognition of the need to adjust and correct the valuation received by the former shareholders of MDS in the Reorganization Agreement entered into between the Company and MDS in July, 1996 (the "MDS Reorganization Agreement"), which formed the basis for the original transaction between the Company and MDS and which resulted in MDS becoming a wholly owned subsidiary of the Company. In consideration for the Board of Directors' action, the former shareholders of MDS agreed to waive certain rescission rights which were contained in the MDS Reorganization Agreement. Consequently, as a result of the divestiture of HCCI, the Company issued to the former shareholders of MDS 700,000 shares of common stock of the Company.




Initiation of Wired & Wireless Corporation
On October 17, 1997 Wired & Wireless Corporation was established as a wholly owned subsidiary of the Company to plan, design and implement information systems for customers using wireless technologies such as multipoint / multichannel distribution systems (MMDS) and low-power multipoint / multichannel distribution systems (LMDS).

Two industry veterans were hired in October of 1997. Ted W. Tarver, former President of Wireless Cable Connection, Inc. was hired as President of the new subsidiary. Assets purchased by the Company from Wireless Cable Connection, Inc. include an interest in contingent contract receivables for consulting of $144,000 based on wireless frequency licenses granted and to be granted by the Federal Communications Commission (FCC) to be granted to third parties. The acquisition of certain Wireless Cable Connection assets was negotiated and finalized with the receipt of certain sellable inventory assets as reflected in inventory at June 30, 1998. The purchase also included miscellaneous equipment and software used for evaluating and building out wireless markets. The acquisition was finalized on June 23, 1998 when the company paid 100,000 shares of restricted common stock, then trading at $.51 per share. Additionally, on October 21, 1997 the company hired Joseph R. Barris as the Vice President for the newly established subsidiary. The company also purchased all rights to the International customer sales list and to all future sales for wireless equipment of Joseph Barris and Barris Communications, Inc. The company paid cash of $40,000 in cash for these customers and the rights to the related sales associated with each.


Addition to the MicroData Team
On June 23, 1998 the company hired Harry James Briers as the new "Director of Integrated Information Systems". Mr. Briers also agreed with the company to re-direct all of his consulting business, formally know as "Perfect Solutions" in Houston, Texas. The agreement included that the Company obtains all of the rights to all future sales for products and services to these customers. Mr. Briers was issued 100,000 shares of restricted common stock in the transaction. At the time of the agreement, the stock issued was trading at $.51 per share. Mr. Briers carries an MBA from the University of Houston - at Clear Lake. His focus on mission critical enterprise-wide software applications broadens the scope of MicroData's capabilities. A major area of focus for Mr. Briers are integrated enterprise level software applications like the Great Plains client-server plus SQL mid-range accounting system. This enterprise level accounting platform is targeted for progressive growth companies with $10 million to $500 million in revenues. To this goal Mr. Briers enhances the primary mission focus of HyperDynamics target market for its integrated information systems services.

Current Direction of Business Plan

The current focus of the HyperDynamics Business plan is to build core revenues in two areas.

MicroData is focusing on complete information system services as defined below. It has established standard services to give its customers the flexibility to pick and choose what services they need, but the main thrust it to build a complete design including all components of IS so as to provide a turn-key one stop shop for a company's IS requirements. We believe that this strategy will become increasingly successful as all the now separate components of information systems become much more tightly integrated over time.

Wired & Wireless Corporations' primary short-term mission is to develop core revenues in the international wireless cable TV market. Its growing customer base provides promise of some considerable revenues as the company starts to develop its end-to-end wireless solution sales.

The common ground that allows the two subsidiaries to co-exist within the HyperDynamics Business plan is the area of wired versus wireless voice, video, and data networking. With respect to the HyperDyanmics mission as an information systems service company, the issue will arise on an increasing basis as to what degree you design a customers IS environment using a standard fiber or copper infrastructure compared to using wireless technology. This also illustrates one of the main criteria for future technology company acquisitions: how a particular candidate company fits with respect to its ability to strengthen the core capabilities of HyperDynamics as an information system services company.


Mission Statement
         HyperDynamics Corporation is an information system services company that provides integrated, wired and wireless voice, video, and data technology that maximizes our customers' return on their technology investment


Vision Statement
         HyperDynamics Corporation is in business to provide completely planned, designed, implemented and maintained IS (Information Systems)
         environments for business. With this directive the Company has developed and will develop on a continuing basis it's own "HYPERD" integrated IS environment to ultimately become the Company's core product.

         Most of the standards for the critical components of this "HYPERD" IS environment have been adopted. These standards, bundling of products and services, and economies of scale are expected to provide the best cost/benefit to a broad base majority of companies for their Information System needs.


HyperDynamics Corporations definition of "Information Systems"
         The  functions  of  planning,  designing,   implementing  and  managing
Information Systems - defined as:

         Telecommunications, including wide-area voice, video and data networking;

         Local-area voice, video and data networking;

         Server and workstation computer systems and operating systems; and

         Integrated client-server-based software applications;

         Collectively providing effective management and distribution of a company's transactional and decision support data.


The Company maintains a strong strategy to continue to develop and leverage it's own Information Systems Infrastructure and will continue to invest in the automation of the administratively based public company overhead. The commitment that it has made to the Great Plains CS+ SQL mid-range system is evidence of substantial progress in this area. Based on this strategy, the Company will benefit from an ever increasing cost/benefit through economies of scale as it reaches it's critical mass through acquisition as well as building on it's initial infrastructure obtained through MDS. This will allow the Company to help its subsidiaries operate more efficiently as well and result in maximizing profits for its shareholders.

To keep up with technology as it changes so rapidly, the Company will continue to invest in technical certification and excellence. We believe that growing technical expertise will open doors for an increasing opportunity to provide total turnkey IS services. We expect the long-term results to be strong recurring contract service revenue. This will continue to strengthen the company's value and related stock price in years to come.


The Information System Services Industry (i.e. Information Technology)
In the United States there was reported vacancies of approximately 350,000 information technology (IT) related jobs in 1997. The Labor Department projects the need for an additional 95,000 IT jobs annually between now and the year 2005. With only an estimated 25,000 new IT graduates coming out into the workforce annually there could be a serious shortage of IT talent. This presents a serious growth opportunity for HyperDynamics Corporation due to its acquisition strategy to acquire information technology based companies with a heavy emphasis on the talent and experience within each company. By obtaining the talent, we believe that coupled with a reasonable marketing plan that we will continue to substantially increase IS service revenues.

The "HYPERD" integrated information system that the company is continuing to develop will wind up being the ultimate core product. This developing product is positioned towards total IT outsourcing. One of the reasons that there is a shortage of IT professionals is due to the lack of standards established across all areas of a company's IS infrastructure. With a lack of standards, companies create a complex maze of what we call "spaghetti warehouse" system designs. The larger and more diverse the organization, generally the more diverse the system. This is what has spawned the emergence of enterprise-wide application technology. Larger companies invest large amounts of resources in the implementation of these types of applications that allow the organization to standardize the way it does business. The enterprise applications cross over departmental boundaries, subsidiary lines, and even industry lines in the case of conglomerates or modified conglomerates. Business managers are learning that by standardizing the components used for each area of information systems that the ultimate total cost of ownership and ongoing management will greatly reduce. The hard dollar benefits are somewhat difficult to evaluate because some of the real benefits are long-term in nature. The soft-dollar benefits, such as increased organizational productivity are unfortunately not often considered until a competitor is able to provide a product or service more efficiently and you are fighting to stay in business. HyperDynamics is continuing to develop its complete standards based IS design. The "HYPERD" system that the Company also uses in-house may be completed in the second quarter of FYE June 30, 1999. However, due to the advancing nature of technology, this "HYPERD" design will constantly be updated. The marketing approach of this outsourcing concept will be defined by the end of the second quarter of FYE 1999. This "HYPD" product will provide a complete design from the integrated voice/data phone system to the integrated enterprise-wide software applications which run geographically independent across an organizations network infrastructure. One challenge will be to make the product flexible enough to handle a wide-range of companies in many different industries without compromising foundational standards. This is the reason that partnership with companies like Great Plains Software is so important.

As defined above by HyperDynamics Corporation, "information system" includes all factors associated with the design implementation, and maintenance of a organizations Intranet and Internet related communications. Technologies such as ATM (Asynchronous Transfer Mode) allow simultaneous communication of voice, video, and data across a single fiber and/or copper cable plant. With this technology a computer workstation can now be transformed into a complete communication device that through standards based applications will allow a single cable connection to seamlessly support integrated applications such as video conferencing, telephone, voice mail and email, and many other enterprise-wide productivity based applications. Additionally, wireless communication technologies and market potentials are being evaluated seriously in the areas of wireless microwave based television and simultaneous Internet data transmission. The recent technology leaps in these areas are being closely monitored.

To be a viable IS services company it will be imperative to obtain and maintain expertise in these significant technical areas of Information Systems. With a trend in the industry for talented integration companies to be acquired by larger companies, the Company is sitting in the right place and at the right time to obtain the required talents.

HyperDynamics Corporation has a plan for steady growth through hand picked timely acquisitions of Technology based companies that maintain expertise in the various defined areas of Information Systems Technology.


Subsidiary - MicroData Systems, Inc. (MDS)
The primary focus in fiscal year end 1998 was on the implementation of Wired & Wireless Corporation. However, MDS was able to achieve some significant positive accomplishments even with its limited resources.

As discussed in last year's report, the company discussed the implementation of its new point of presence (POP) on the Internet. "HYD.NET" was implemented using the infrastructure already in place with MDS. This POP has provided the beginnings of a powerful presence on the Internet for high speed access, web hosting, and e-commerce based services that MDS is providing on an increasing scale for its information system (IS) service based customers.

Additionally, although MDS has successfully shifted its position in the market to be increasingly more IS service oriented, it maintains the skills to provide custom hardware solutions. One such example is its certification as an Intel Systems Integrator. MDS's current strategy is to provide quality hardware to the customer with an emphasis on the IS services. Although the company can provide numerous name brand hardware systems to its customers, MDS can also provide the best cost/benefit solution for integrated hardware by using Intel Only components, including the processors, main system boards, network adapters and other peripheral components. Its technical facility is suited for substantial testing and configuration which allows it to deliver completely integrated networked systems which have already been configured and tested far beyond what is available from name brand manufacturers. This core ability over and above its professional network and system administration capabilities truly gives it the ability to be a turnkey outsource vendor for complete IS services. MicroData will be used by its customers, on an increasing basis, as their complete IS department.

With the addition of Harry Briers and the recent certification from Great Plains Software as a client/server plus certified partner, MicroData has solidified its core competency for marketing and selling one of the top enterprise wide accounting platforms available in the world. By exclusively using the Great Plains CS+ SQL software in-house, the infrastructure is complete with yet some additional nominal investment for the company to implement e-commerce for its higher volume and lower margin products. The heavy emphasis by Mr. Briers on marketing enterprise wide applications will help to yield increasingly larger and more lucrative IS service contracts.


Strategic Adjustments to Business
As discussed above the underlying strategy for MDS is to become the IS department for small to medium sized businesses. With increasing ability to provide complete intranet design, implementation, and maintenance, coupled with an integrated high speed Internet strategy for access, hosting, and e-commerce development MDS is expected to create an overwhelming demand for its services. With the increasing success with some of its core IS service accounts, the company has a growing need to invest extensively in developing its e-commerce capability in FYE 1999. Part of its acquisition strategy will be focused on company's that have the technical talent and core customer base to help it fulfill this part of its mission.

As discussed in last years annual report, HYPD consolidated its payroll processing at the corporate level. It has also initiated a cost allocation mechanism so that the separate corporate entities, MicroData, Wired & Wireless Corporation and HyperDynamics Corporation, the parent company, can each operate independently while maintaining the efficiency of having to process only one payroll for the organization.

By consolidating payroll the Company is able to minimize costs of benefits for employees as well as cost of administrative overhead as we continue to grow. This move to consolidate payroll has lead the step to standardize the organization on the Great Plains integrated client/server based accounting platform. Coupled with a smartly designed wide area network, the complete organization will be intra-networked regardless of geographic location with high speed secured access to the Internet via HYD.NET. This use what you sell concept will allow the Company to acquire and assimilate acquisitions swiftly and efficiently.

In order to provide for much tighter voice and data integration ability, the company is looking at a tactical acquisition of a small but talented voice/data company. Regardless of the outcome of the acquisition, the company expects to implement this technology in-house which will be a further testimony to its IS service customers and will be a core component to its "HYPERD" integrated information system. This new integrated phone and voice/data system is not expected to cost any additional investment since it expects to be able to sell its current phone system for roughly the same cost.

Employees and Independent Contractors
The Company has ten (10) full time employees. The Company uses independent contractors to minimize fixed overhead. No employees are represented by a union and the Company believes that its labor relations are good.


    Item 2     Properties
The office of the Company is located at 2656 South Loop West, Suite 103, Houston, Texas 77054 where the Company leases approximately 3,000 sq. ft. of commercial office space for itself, Wired & Wireless Coroporation, and MicroData Systems, Inc. The Company pays $2,573 per month. In the center of the space the Company has developed it's communications and computer room which serves as the network server center, wide area network hub including its Internet POP, and central telephone room. The space is secured by a monitored alarm system. The Company has plans to either expand its facilities at the current location or to lease new facilities for a corporate office as it continues to grow. It is anticipated also that Wired & Wireless will have some warehouse requirements that will need to be addressed.




    Item 3     Legal Proceedings
In 1984, the Company failed to file financial statements as required by Utah law within thirteen months after its public offering in 1983. On June 17, 1987 the Division of Securities of the Department of Commerce (formerly known as the Securities Division of the Department of Business Regulation) of the State of Utah (the "Division") issued an Order (the "Utah Order") by which Utah Order any offering exemptions which would be otherwise applicable and available to the Company by reason of Section 61-1- 14 of the Utah Code were revoked by the Utah Order until such time as the Company filed financial statements as required by Rule 10.2-1(b)(7) of the Division. Therefore, the Company may not offer unregistered securities in Utah, except that under the federal National
Securities Markets Improvement Act of 1996 the Company may offer for sale unregistered securities in Utah if such offerings comply with Rule 506 of Regulation D of the Securities Act of 1933 as amended. Rule 506 offerings are exempt from state regulation other than state notice and fee requirements. In the future, the Company may seek to vacate the Utah Order. However, the Company has thus far been unsuccessful in locating records related to the financial information that the Company failed to file in 1983 and 1984, and the Company has been unsuccessful in locating the individuals who founded the Company in 1983. Thus, the Company's corporate memory on this matter is unavailable at this time. The Company believes that earlier attempts to vacate the Utah Order were unsuccessful because the Company was a shell company at the time the attempts to vacate the Utah Order occurred. The Company believes that since the Company is now an operating Company with assets and revenues related to operations, as opposed to assets and revenues related only to fund raising, the Company may be in a better position to petition Utah to vacate the Utah Order.

The Company is not a party to any other material pending litigation.

    Item 4     Submission of Matters to a Vote of Security Holders
During the fourth quarter of 1998, the company held its annual shareholder meeting as disclosed in the proxy statement filed with the SEC on June 19, 1998. The shareholder meeting was held on June 25, 1998 for shareholders of record at May 1, 1998. There was 11,494,322 shares outstanding at May 1, 1998. All nominated directors were unanimously elected, a preferred class of stock was authorized by the shareholders for the directors to use as they see fit with regard to capitalization. Hein + Associates LLP were ratified as the auditor for the fiscal year end June 30, 1998. Subsequent to this meeting Hein + Associates were not engaged and based on authority given by the shareholders to the board of directors, the directors changed the auditor to John B. Evans, CPA. This change was primarily due to the improved cost effectiveness and timeliness of the audit.

The voting results including proxy's received were as follows:

                                                 Directors Elected

                        # of shares FOR              # of shares AGAINST                # of shares ABSTAIN

Kent Watts                 7,600,333                          0                                  0

Robert J. Hill             7,600,333                          0                                  0

Ted W. Tarver              7,600,333                          0                                  0


                                           Preferred Stock Authorization

                        # of shares FOR              # of shares AGAINST                # of shares ABSTAIN

                           7,581,333                          0                                  19,000

                                           Ratify Hein + Associates LLP
                        # of shares FOR              # of shares AGAINST                # of shares ABSTAIN

                           7,600,333                          0                                  0

                                          Other Business - None Discussed

                        # of shares FOR              # of shares AGAINST                # of shares ABSTAIN

                           7,600,333                          0                                  0





                                                      Part II


Item 5     Market for Registrant's Common Equity and Related Stockholder Matters

Price Range Of Common Stock
The Company's Common Stock is traded on the OTCBB under the symbol "HYPD." The following table sets forth the quarterly high and low bid prices per share for the Common Stock, as reported by the OTCBB.

                           High Bid             Low Bid

1997

    First Quarter         3.2500               2.8750
    Second Quarter        2.8125               1.0000
    Third Quarter         3.5000              2.7500
    Fourth Quarter        3.6250               2.2500


1998

    First Quarter          2.1250              1.0000
    Second Quarter         1.7500              0.5100
    Third Quarter          1.3750              0.1560
    Fourth Quarter         0.8750              0.2500


On September 1, 1998, the last bid for the Common Stock as reported by the OTCBB was $0.6250 per share. On September 1, 1998, there were approximately 140 stockholders of record of the Common Stock.

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

On January 12, 1998 the Company sold 5,833,333 shares of restricted common stock to Emerald Bay Interests, LTD. There were no underwriters. Due to Registrant's inability to pay certain liabilities as they become due, Registrant's Board of Directors approved on July 15, 1997 a bridge financing arrangement (the "Financing") with Emerald Bay Interests, LTD("EBI"). Under the terms of the Financing, Registrant could borrow up to $500,000 as extended by the Board of Directors on October 20, 1997. Borrowed amounts were to bear interest at a rate of 10% per annum and would be due and payable between August 31, 1997 and November 15, 1997. In the event that any borrowed amounts were not paid by November 15, 1997 as amended, EBI would be entitled, after a five-day notice to Registrant, to convert the unpaid portion of the borrowed amount into Registrant's common stock. Upon conversion, EBI would be entitled to receive one share of Registrant's common stock for every $.03 of the unpaid balance.

The Registrant borrowed $350,000 pursuant to the Financing. As Registrant was unable to repay these amounts on or before November 15, 1997 as amended, EBI was entitled to receive approximately 11,666,667 shares of Registrant's common stock. Since November 15, 1997, the Registrant has negotiated a lesser conversion of $.06 per share. This is half of the originally agreed upon conversion terms. On January 12, 1998, the Registrant entered into a Debt Conversion Agreement whereby 100% of the outstanding debt of $350,000 plus accrued interest would be converted to 5,833,333 shares of restricted common stock. Under these circumstances, EBI effectively acquired control of Registrant at the time.


The company relied on section 4 (2) of the securities act of 1933 for a exemption of registration for this transaction. Emerald Bay Interests, LTD was an accredited investor and knowledgeable about the Company's operation. EBI new of the risks associated with accepting shares of the Company in this transaction.

    Item 6 Management's Discussion and Analysis of Financial Condition and Results of Operations The following discussion should be read in conjunction with the financial statements and notes thereto for the fiscal years ended June 30, 1997 and 1998.


General
The company's original plans to acquire and merge several technology based companies early in it's first year of operations were delayed when the financial condition and results of operations were determined for the first quarter of 1997. Additionally, significant time, money, and energy was expended on the divestiture of Houston Creative Connections (HCC) in 1997. The divestiture was necessary to get the Company positioned for it's original goals of effecting viable acquisitions that meet the technology-related goals of the business plan. A limited strategy to implement its new subsidiary Wired and Wireless Corporation was accomplished while $350,000 of bridge financing was obtained from a loan from Emerald Bay Interest, LTD.

With its focus heavily on Wired & Wireless in FYE 1998 the Company has been aggressively pursuing some promising core revenues from a significant customer in Mexico, Central & South America. Unforeseen delays, in the culmination of these core sales, have put an unexpected strain on the Company's continued ability to grow in other areas and to capitalize itself with adequate working capital and investment capital.

The primary reason for the delay to effect additional acquisitions thus far has been the inability to obtain more than a fraction of the originally planned for capital.


Results of Operations
Revenues decreased to $820,535 for the twelve (12) months end June 30, 1998, from $1,520,928 for the same period in FYE 1997. The 46% decrease was primarily due to the major emphasis and focus on the Wired & Wireless sales which have taken longer to develop than first expected. This focus of marketing and sales effort away from the MicroData subsidiary coupled with the heavy administrative burden placed on Kent Watts, President, CEO, and CFO has caused a significant decline in MicroData's revenues in FYE 1998 as well. Mr. Kent Watts was not able to work as much on sales and marketing as he has in the past.

Cost of Goods Sold decreased, correspondingly to the sales decrease, to $702,164 in the period, from $1,323,696 for the same period for FYE 1997.

Selling, General and Administrative expenses increased to $693,001 in the twelve
(12) month period, as compared to $675,458 for the same period in 1997.The increase was primarily due to increased fixed overhead to implement and manage the Wired & Wireless subsidiary.



Net Loss. The net loss of the Company was $(558,324) for the twelve (12) months ended June 30, 1998, or ($0.07) per share. As stated above, this loss can be primarily attributed to the increase in fixed overhead expenses associated with the implementation of the Wired & Wireless subsidiary, the delays in the expected Wireless revenues, and the continued transition to becoming a public company.

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

On June 23, 1998 the Company acquired certain assets from Wireless Cable connection, including inventory, fixed asset equipment, and goodwill totaling $51,000 and an interest in contingent receivables from the federal communication commission (FCC) for wireless frequency's to be granted. This contingent receivable is estimated to be worth as much as $140,000 of which $5,000 has been collected to date. Also on June 15, 1998 the Company purchased all the rights to the customer list of Perfect Solutions, a small proprietorship owned by Mr. Harry Briers who also has joined MDS as the Director of Integrated System Sales and Service.


Liquidity and Capital Resources
The Company continues to have difficult cash flow and related working capital problems. With a growth in sales volume of Wired & Wireless Corporation and MicroData Systems, Inc. continuing in the first quarter of FYE 1999, the Company is working hard to raise its necessary working capital to allow it to fulfill the orders that it has worked so hard to develop.

A bridge loan was negotiated on July 15, 1997 with Emerald Bay Interests, LTD. The total balance of the funding concluded at $350,000. The complete balance of the loan plus accrued interest was converted into 5,833,333 shares of common stock of the Company on January 12, 1998.

The Company is in the process of raising additional working capital to fund its current growth in sales volume so as to give it the ability to gain its sales and marketing momentum. Additional strategies to raise capital will be implemented as the Company moves towards its more strategically based acquisitions.


Prospective Information
In addition to an intense acquisition strategy that the Company intensely works for, it is committed to developing operations from the core base provided by MicroData Systems, Inc. and Wired & Wireless Corporation. With a change to a basic profit center strategy, MDS has been off-loaded from overhead and administrative burden and is currently ramping up operations to significantly increase sales from fiscal year end 1998. These increased sales are expected to start to show up in the first quarter of fiscal year 1999. Sales already booked through September 15, 1998 were $389,500 with $627,000 of orders received.



MicroData will continue to concentrate on the increased IS services on a recurring basis. This strategy will help the Company to yield higher average profit margins, pick up more volume, and allow it to provide completely integrated product offerings on a recurring basis.

In addition to continuing to develop the corporate IS infrastructure, HYPD will focus on its capital fund raising and acquisition strategy for FYE 1999. Ultimately, a separate marketing and sales strategy will emerge at the corporate level for complete outsource IS services.

               CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION

The Company is including the following cautionary statement to make applicable and take advantage of the safe harbor provision of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of, the Company. This Annual Report on Form 10-KSB contains forward-looking statements. Forward-looking statements include statements concerning plans, objectives, goals, strategies, expectations, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Certain statements contained herein are forward-looking statements and, accordingly, involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitations, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectations, beliefs or projections will result or be achieved or accomplished. In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in the view of the Company, could cause actual results to differ materially from those discussed in the forward-looking statements: the ability of the Company to respond to changes in the information system environment, competition, the availability of financing, and, if available, on terms and conditions acceptable to the Company, and the availability of personnel in the future.



    Item 7     Financial Statements
The information required hereunder is included in this report as set forth in the "Index to Financial Statements on page F-1.


    Item 8 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
        Not Applicable.

                                    Part III


    Item 9 Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(A) of the Exchange Act

Executive Officers and Directors
The following table sets forth the names and positions of each of the executive officers and directors of the Company.

                      Name                                 Position                          Age

                  Kent Watts                 Director, Chief Executive Officer,             39
                                             and Chief Accounting Officer

                  Robert J. Hill             Director, Vice President                       42

                  Ted W. Tarver              Director, President for                        43
                                             Wired & Wireless Corporation

                  Lewis Ball                 Secretary                                      67


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

Kent Watts, age 40, became Chairman of the Board of Directors and was named the companies President and Chief Executive Officer on June 4, 1997 simultaneously with the resignation of Greg J. Micek. He has served as a Director, Chief Financial Officer, and Chief Information Officer of the Company since January 17, 1997. Mr. Watts has been a certified public accountant in Texas since 1985 and a licensed Real Estate broker since 1979. He received a Bachelor of Business Administration Degree from the University of Houston in 1983. Mr. Watts founded MicroData Systems, Inc., a subsidiary of the Company, in 1988. He has extensive experience working with management information systems. Mr. Watts has been involved in the design, implementation and management of heterogeneous, multi-protocol networks. He has substantial technical experience with a variety of operating systems, relational databases, and client-server based software applications. He brings to the Company an interesting blend of business and technical experience.







Robert J. Hill, age 42, has served as the Chief Operating Officer of the Company since June 1996 and as Chief Operating Officer and a Director of the Company since August 26, 1996. Starting in July of 1997 Mr. Hill became the Vice President of the Company and has served as the Vice President and a Director of the Company to date. Before joining the Company, Mr. Hill served for two years as vice president of Hudson-Trinity Incorporated, a privately-held Internet service provider and network engineering company that also contracted senior network engineers to Loral Space Systems, Inc., the principal civilian contractor for the design, development and installation of NASA's new manned space flight control center. Previously, Mr. Hill served for three years as Acquisition Manager for Loral Space Systems, Inc. Mr. Hill has earned an MBA degree from South Eastern Institute of Technology and a BA degree from the State University of New York at Potsdam.

Ted W. Tarver, age 43, was President of Wireless Cable Connection, Inc. (WCC) until October of 1997 when he became President of Wired & Wireless Corporation (Wholly owned subsidiary of HyperDynamics Corporation). Beginning in the wireless industry in 1979 and while operating WCC, Mr. Tarver played major roles in the development of over 50 wireless TV systems. Mr. Tarver has served as a Director of the Company since February of 1998. He plans to use his wireless technology experience to help the Wired & Wireless subsidiary establish itself in the international wireless industry with a unique capability to provide complete end to end wireless systems supporting voice, video, and data applications over wireless infrastructures.


Certain Securities Filings
The Company believes that filings required under Section 16(a) of the Exchange Act have been made in a timely manner except for Emerald Bay Interests which failed to file a form 3.

    Item 10    Executive Compensation
The following table reflects all forms of compensation for services to the Company for the fiscal years ended June 30, 1996, 1997 and 1998 of the chief executive officer of the Company. No executive officer of the Company received compensation that exceeded $100,000 during 1998.

                           Summary Compensation Table

                                            Annual Compensation                  Long Term Compensation

Name and Principal                                                               Awards                       Payouts
  Position                     Year   Salary         Bonus    Other      Restricted     Securities                All
                                                                        Stock Awards    Underlying       LTIP     Other
                                                                              $        Options SARs    Payouts    compensation
                                                                                                          $           $
                                                                                             #
Kent Watts                    1998     $84,000      $-0-        $-0-           $-0-            -0-        $-0-       $-0-
     Chief Executive
     Officer                  1997      60,000       -0-                        -0-            -0-         -0-        -0-
     Chief Financial                                             -0-
     Officer                  1996        NA         NA         NA               NA             NA          NA         NA




Director Compensation
The Company does not currently pay any cash directors' fees, but it pays the expenses of its directors in attending board meetings. There have been no director meeting expense reimbursements for 1998.


Employee Stock Option Plan
The Company has been successful in attracting and retaining qualified personnel, the Company believes that its future success will depend in part on its continued ability to attract and retain highly qualified personnel. The Company pays wages and salaries that it believes are competitive. The Company also believes that equity ownership is an important factor in its ability to attract and retain skilled personnel including consultants, and the Board of Directors of the Company has adopted an employee stock option program.

Options to purchase 1,620,000 shares of registered common stock have been approved under the Plan. Such options will vest over a five-year or other negotiated period and will have a strike at a price set at the time of grant and based on the then current market value of the stock. The President of the Company has the authority as given by the Board of Directors to negotiate stock option agreements with corporate consultants as well. As of September 1, 1998, options to purchase 1,037,060 shares have been granted under this plan and 577,999 of these have been exercised. This leaves 582,940 shares yet to be either granted or allocated to option agreements.

The purpose of the executive stock option program will be to further the interest of the Company, its subsidiaries and its stockholders by providing incentives in the form of stock options to key employees, consultants, and directors who contribute materially to the success and profitability of the
Company. The grants will recognize and reward outstanding individual performances and contributions and will give such persons a proprietary interest in the Company, thus enhancing their personal interest in the Company's continued success and progress. This program will also assist the Company and its subsidiaries in attracting and retaining key employees and directors.


    Item 11 Security Ownership of Certain Beneficial Owners and Management The following table sets forth certain information at September 21, 1998, with respect to the beneficial ownership of shares of Common Stock by (1) each person who owns beneficially more than 5% of the outstanding shares of Common Stock,
(2) each director of the Company,  (3) each executive officer of the Company and
(4) all executive officers and directors of the Company as a group.


Name and Address of Beneficial Owner             Shares Beneficially Owned
----------------------------------------
                                                      Number               Percent
   Kent Watts                                      1,180,000                  9.67
   2656 South Loop West, Suite 103
   Houston, Texas 77054
   Robert J. Hill                                130,000 (1)                  1.05
   2656 South Loop West, Suite 103
   Houston, Texas 77054
   Ted W. Tarver                                 200,000 (2)                  1.63
   2656 South Loop West, Suite
   103
   Houston, Texas 77054
   Emerald Bay Interests LTD                   5,833,333 (4)                 47.78
   All directors and executive                     1,510,000                 12.14
   officers as a group (3 persons)
   Other Group which may be affiliated         1,540,000 (3)                 27.00


                      (1) This amount includes 3-year options to purchase 130,000 shares of the common stock of the company for a strike price of $1.25 per share which was granted on July 23, 1997.

                      (2) This amount includes 100,000 shares of restricted common stock and 100,000 3-year warrants for restricted common stock with a strike price of $.51 for each share.

                      (3) On August 15, 1996 the Company went through a reorganization which resulted in the issuance of 1,540,000 shares of common stock to shareholders which represents 27% of total outstanding shares at September 1, 1998, that the Company believes may be a group acting in concert with regard to control of the Company. The Company's stock issuance records show the following list:


                                                    Name                                # of Shares

                                                    Peterson                                 25,000
                                                    Thompson                                102,150
                                                    Klausmeyer                              237,250
                                                    Strawn                                  339,300
                                                    Cicero Cinzano                           50,000
                                                    Fairweather Sec                          51,300
                                                    Glory Place                              10,000
                                                    HuggerMugger                            102,200
                                                    McKenna                                  26,400
                                                    Segal/Alex Trust                         45,000
                                                    FYJIGIM                                  45,000
                                                    Michelsen/cf Chelsey                      5,750
                                                    Michelsen/cf Allyse                       5,750
                                                    Nationsbank/Thompson family trust        45,000
                                                    Flicker                                  70,000
                                                    Q-Marq                                  115,000
                                                    Eurotrade                               160,000
                                                    Tobem                                   100,000
                                                    Silvey                                   10,000
                                                    Serafino                                 20,000
                                                                                             ------
                                                    Total                                 1,540,000


                      (4) Due to Registrant's inability to pay certain liabilities as they become due, Registrant's Board of Directors approved on July 15, 1997 a bridge financing arrangement (the "Financing") with Emerald Bay Interests, LTD ("EBI"). The total debt of $350,000 plus accrued interest was converted to 5,833,333 shares of the company's common stock as reflected above.

    Item 12    Certain Relationships and Related Transactions
The Board of Directors of the Company has adopted a policy that Company affairs will be conducted in all respects by standards applicable to publicly-held corporations and that the Company will not enter into any future transactions and/or loans between the Company and its officers, directors and 5% shareholders unless the terms are no less favorable than could be obtained from independent, third parties and will be approved by a majority of the independent, disinterested directors of the Company.

During the fourth quarter of 1997 it was determined that the Company had difficult cash problems to overcome. The Company has obtained financing from Emerald Bay Interests, LTD as a partial solution to this problem. Michael Watts is the brother of Kent Watts, the President and Chief Executive Officer for the Company. Michael Watts conducts certain brokerage business with Emerald Bay Interests, LTD. During the fiscal year the Company negotiated and signed a debt conversion agreement to extinguish the debt at $.06 per share as opposed to the $.03 per share reflected in the original bridge loan notes.

Michael Watts was retained by the Company in April, 1996 with a consulting agreement related to several pending acquisitions. Under that agreement the Company granted 275,000 stock options. On June 15, 1997 the board of directors extended the consulting services agreement through 12/31/97. On December 30, 1997 the board of directors amended and adjusted the original consulting agreement to 375,000 options exercisable 1/3 at $.625, 1/3 at $1.00, and 1/3 at $1.375 per share exercisable on or before June 30, 2000. The board believes that these services will enhance the companies ability to effect future acquisitions.


    Item 13    Exhibits and Reports on Form 8-K
        (a)   Exhibits
              The following exhibits are filed with this Annual Report or are incorporated herein by reference:
              Exhibit Number                    Description
                   21.1                 Subsidiaries of Registrant
                    27                    Financial Data Schedule

        (b)     Reports on Form 8-K
               On January 28, 1998, the Company filed a current report on Form 8-K regarding a change in control of the Company.

               A report on Form 8-K was filed on August 5, 1997 which reported other events.

                                   Signatures

In accordance with the requirements of Section 13 of 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 23th day of September, 1998.



                           HyperDynamics Corporation

                           By: /s/ Kent Watts
                           --------------------
                           Kent Watts, Chairman of the Board,
                           Chief Executive Officer, and Chief Accounting Officer




Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons in the capacities and on the dates indicated:


 Signature                             Title                                                   Date
 /s/ Kent Watts                        Chairman of the Board,                                  September 23, 1998
 ---------------------                 Chief Executive Officer and
 Kent Watts                            Chief Accounting Officer
 /s/ Robert Hill                       Director                                                September 23, 1998
 ---------------------
 Robert Hill
 /s/ Ted W. Tarver                     Director                                                September 23, 1998
 ---------------------
 Ted W. Tarver

                            HYPERDYNAMICS CORPORATION
                          Audited Financial Statements
                          Index To Financial Statements

                                                                                                        Page

 Independent Auditor's Report                                                                            F-1

 Balance Sheets as of June 30, 1998 and 1997                                                             F-2

 Statements of Income for the years ended June 30, 1998 and 1997                                         F-3

 Statements of Changes in Stockholders' Equity for the years ended June 30, 1998 and 1997                F-4

 Statements of Cash Flows for the years ended June 30, 1998 and 1997                                     F-5

 Notes to Financial Statements                                                                           F-6

                          Independent Auditor's Report


                                JOHN B. EVANS II
                           CERTIFIED PUBLIC ACCOUNTANT
                            Three Riverway, Suite 120
                            Houston, Texas 77056-1909
                              Voice (713) 623-2898
                                Fax (713)960-8128


September 19, 1998


To the Board of Directors
HyperDynamics Corporation
Houston, Texas


I have audited the accompanying consolidated balance sheets of HyperDynamics Corporation (a Deleware corporation) and subsidiaries as of June 30, 1998 and June 30, 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These financial statements and financial statement schedule are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HyperDynamics Corporation as of June 30, 1998 and 1997, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted auditing principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the company has suffered substantial recurring losses from operations that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

JOHN B. EVANS, II

                            HYPERDYNAMICS CORPORATION
                           Consolidated Balance Sheets
                          As of June 30, 1998 and 1997



          Assets
          Current Assets                                                         1998                 1997
             Cash                                                        $      4,908             $ 30,068
             Certificate of deposit (restricted)                               94,000               70,000
             Accounts receivable - trade                                      149,249               39,772
                                                  other                        30,013
             Due from officers                                                                       4,866
             Inventory                                                         65,508               26,737
             Revenue interest - current portion                                35,970               35,970
             Pre-paid Expenses                                                 40,000
             Other                                                                                  16,241
                                                                  -------------------- --------------------
                                            Total Current Assets              419,648              223,654
          Property and Equipment                                               83,153               20,933
          Other Assets
             Revenue Interest net of current portion                          104,458              141,030
             Intangible assets - net                                           51,000
             Other Assets - deposits                                            4,348                3,348
                                                                  -------------------- --------------------
                                              Total Other Assets              159,806              144,378

                                                    TOTAL ASSETS          $   662,607            $ 388,965

                                                                  ==================== ====================

          Liabilities and Stockholders' Equity
          Current Liabilities
             Bank credit line                                                                       70,000
             Accounts payable                                                 271,212              191,662
             Accrued expenses                                                     525               30,962
             Accrued taxes                                                     12,353
             Notes payable                                                                          37,500
                                                                  -------------------- --------------------
                                       Total Current Liabilities              284,090              330,124
                                                                  -------------------- --------------------
                                               Total Liabilities              284,090              330,124
          Stockholders' Equity
             Common stock, par value $0.001; 50,000,000 shares                 12,208                5,597
             authorized; 12,208,321, and 5,596,989 shares
             issued and outstanding.
             Additional paid-in capital                                     1,567,500              696,111
             Retained (deficit)                                           (1,201,191)            (642,867)
                                                                  -------------------- --------------------
                                      Total Stockholders' Equity              378,517               58,841
                                                                  -------------------- --------------------
                                           TOTAL LIABILITIES AND
                                             STOCKHOLDERS EQUITY          $   662,607           $  388,965
                                                                  ==================== ====================

                             See accompanying notes.

                            HYPERDYNAMICS CORPORATION
                        Consolidated Statements of Income
                   For the Years Ended June 30, 1998 and 1997


                                                                                 1998                 1997
          Revenues                                                        $   820,535          $ 1,520,928
          Cost of Revenues                                                    702,164            1,323,696
                                                                  -------------------- --------------------
                                                    Gross Margin              118,371              197,232
          Operating Expenses
             Selling                                                           39,988               60,602
             General and Administrative                                       653,013              614,856
             Research and development - internet                                                    53,979
             Write-off of intangibles                                                               11,880
             Depreciation and Amortization                                     14,293               26,947
                                                                  -------------------- --------------------
                                        Total Operating Expenses              707,294              768,264
                                                  Operating Loss            (588,923)            (571,032)
          Other Income (Expense)
             Other income                                                       3,750
             Gain on sale of securities                                        29,980
             Loss on disposal of asset                                                             (3,838)
             Interest income                                                      297
             Interest expense                                                 (3,428)              (5,588)
                                                                  -------------------- --------------------
                                    Total other income (expense)               30,599              (9,426)
                                                                  -------------------- --------------------


                                 Loss from Continuing Operations            (558,324)            (580,458)
          Loss from discontinued operations                                                       (53,351)
                                                                  ==================== ====================
                                                        Net Loss         $  (558,324)         $  (633,809)
                                                                  ==================== ====================
          Loss per Common Share
             Continuing operations                                             (0.07)               (0.13)
             Discontinued operations                                              N/A               (0.01)
                                       Net Loss per Common Share      $        (0.07)      $        (0.14)
          Weighted average share outstanding                                8,362,335            4,495,273


                             See accompanying notes.
                                      F-3

                            HYPERDYNAMICS CORPORATION
           Consolidated Statements of Changes in Stockholders' Equity
                   For The Years Ended June 30, 1998 and 1997


                                                      Common Stock
                                                 Shares            Amount    Paid in Capital       Retained         Totals
                                                                                                   (Deficit)
Balances - June 30, 1996                        804,000                 $      $   107,242                 $   $     98,988
                                                                      804                            (9,058)
Issuance of stock for merger with:
      Houston Creative Connections,           2,102,000             2,102          (2,102)           216,487        216,487
      Inc.
      RAM-Z Enterprises, Inc.                   480,175               480            (480)
   Common stock issued for cash                 295,000               295          259,705                          260,000
   Common share issued for services           3,140,814             3,141          153,521                          156,662
   Divestiture of Houston                   (2,102,000)           (2,102)            2,102         (216,487)      (216,487)
   Creative Connections
   Issuance of stock to former                  700,000               700            (700)
   owners of MicroData Systems, Inc
   Common shares issued to purchase             177,000               177          176,823                          177,000
   Sierra-Net Revenue Interest
   Net (loss)                                                                                      (633,809)      (633,809)
                                       ----------------- ----------------- ---------------- ----------------- --------------
Balances - June 30,1997                       5,596,989                 $       $  696,111      $  (642,867)    $    58,841
                                                                    5,597
   Common stock issued for cash               6,411,332             6,411          769,589                          776,000
   Common stock issued to purchase              100,000               100           50,900                           51,000
   certain assets of Wireless cable
   connection
   Common stock issued to purchase              100,000               100           50,900                           51,000
   interest in customer list of
   Perfect Solutions, Inc.
   Net (loss)                                                                                      (558,324)      (558,324)
                                       ================= ================= ================ ================= ==============
Balances - June 30, 1998                     12,208,321  $         12,208       $1,567,500      $(1,201,191)    $   378,517
                                       ================= ================= ================ ================= ==============


                             See accompanying notes.
                                      F-4

                            HYPERDYNAMICS CORPORATION
                      Consolidated Statements of Cash Flows
                   For The Years Ended June 30, 1998 and 1997


                                                                                1998                   1997
          Cash flows from operating activities
             Net (loss)                                                $   (558,324)        $     (633,809)
          Adjustments to reconcile net income to cash provided
          from operating activities
             Depreciation and amortization                                    14,293                 26,947
             Loss on disposal of equipment                                                            3,838
             Gain on sale of securities                                     (29,980)
             Stock issued for services                                                              156,662
          Changes in:
                Certificates of deposit                                     (24,000)               (70,000)
                Accounts receivable - Trade                                (105,349)                200,123
                                                   Other                    (29,275)
                Advances to officers                                                                (4,866)
                Inventory                                                   (38,771)               (26,737)
                Prepaid expenses                                            (23,759)                 15,841
                Revenue sharing                                               36,572
                Deposits and other                                           (1,000)                  7,923
          Net increase (decrease) accruals / payables
                Accounts payable - trade                                      79,550               (97,098)
                Accrued expenses                                            (30,437)                 28,594
                Accrued taxes                                                 12,353
                Other                                                              1                      1
                                                                   ------------------ ----------------------
               Net cash provided (used) from operating activities          (698,126)              (392,581)
          Cash flows from investing activities
             Purchases of property and equipment                            (25,514)
                                                                                                   (15,224)
             Proceeds on sale of securities                                   29,980
                                                                   ------------------ ----------------------
                            Net cash used by investing activities              4,466               (15,224)
          Cash flows from financing activities
             Net increase (decrease) in bank line of credit                 (70,000)                 70,000
             Short-term convertible notes                                   (37,500)                 37,500
             Reduction in notes payable                                                            (32,534)
             Sales of common stock                                           776,000                260,000
                                                                   ------------------ ----------------------
               Net cash provided (used) from financing activities            668,500                334,966
          Net increase (decrease)in cash                                    (25,160)               (72,839)
                                      Cash at beginning of period             30,068                102,907
                                                                   ================== ======================
                                            Cash at end of period     $        4,908     $           30,068
                                                                   ================== ======================
          Supplemental Information
             Interest paid                                                     3,428                  5,588

                             See accompanying notes.

                            HYPERDYNAMICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS



NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

Business. Hyperdynamics Corporation (the "Company"), was a Texas corporation formed in March 1996 to acquire and operate information systems service companies. In August, 1996, the Company completed a "reverse merger" with Ram-Z Enterprises, Inc., a Delaware corporation and a publicly-traded shell, whereby the Company's shareholders acquired the Delaware corporation shell, which was renamed Hyperdynamics Corporation, in exchange for stock. A business acquired in May 1996 was MicroData Corporation ("MicroData").

During the past year, the Company began operations through a wholly-owned subsidiary, Wired and Wireless Corporation ("Wireless"). MicroData is a complete information systems service company including its legacy as a computer hardware reseller. Wireless plans, designs and implements wireless information systems. The fiscal year-end is June 30.

Basis of Presentation. The consolidated financial statements include the accounts of MicroData and Wireless. Significant inter-company accounts and transactions have been eliminated.

Use of Estimates. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Actual results could differ from those estimates.

Cash includes demand deposit bank accounts. Company policy includes any highly liquid investments with original maturities of three months or less.

Restricted cash is cash on deposit at a bank to back an international letter of credit for ongoing foreign purchases of computer components.

Receivables are written down, where appropriate, to the estimated collectible amount in the opinion of management.

Depreciation is calculated using the straight-line method over the useful lives of property and equipment. A summary of property and equipment is as follows:

                                                                  - - Year Ended - -
                                                                _1998_            _1997_
Computer equipment                          3 years           $149,689          $ 82,340
Other                                       5 years             18,755             9,590
                                                              ----------        ----------
         Total cost                                            168,444            91,930
Less:  accumulated depreciation                               ( 85,291)        ( 70,997)
                                                              --------         --------
         Net carrying value                                    $ 83,153         $ 20,933
                                                               ========         ========

                                      F-6

Earnings (Loss) Per Share calculations are presented in accordance with Financial Accounting Standards Statement 128, and are calculated on the basis of the weighted average number of common shares outstanding during the year. They include the dilutive effect of common stock equivalents, principally stock options, in years with net income.

Supplemental Cash Flow Information is as follows:
                                                            - - Year Ended - -
                                                          1998             1997_
Customer list acquired with common stock                $ 51,000
Fixed assets and inventory acquired with common stock     51,000
                                                        $102,000

Income taxes are not due since the Company has had substantial losses since inception.

Reclassifications of certain prior year amounts were made to conform with the current year presentation.


NOTE 2 - GOING CONCERN

Since inception, the Company has incurred substantial recurring operating losses resulting in cash flow problems.

The Company has in the past relied almost entirely upon cash proceeds from stock sales for working capital requirements. There can be no assurance that present or future conditions will be conducive to funding current working capital needs from proceeds from stock sales. Absent stock sales, the Company is uncertain how it is going to fund working capital requirements. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.


NOTE 3 - REVENUE SHARING INTEREST

In May 1997, the Company purchased a revenue interest in the Sierra-Net subsidiary of Internet Finance & Equipment, Inc. by issuing 177,000 shares of stock. Sierra-Net is an internet service provider in Nevada. The Company valued this transaction at $177,000. Collections have been averaging $3,000 per month since. The interest is 4% of gross revenue and 19% of gross sale proceeds if any significant assets or stock of Sierra-Net are sold.

The current portion of this interest represents management's estimate of cash receipts over the next 12 months.


NOTE 4 - MERGERS AND DIVESTITURE

The Company was formed May 1996 as a Texas corporation. In May 1996, the Company merged with MicroData Corporation and Houston Creative Services, Inc. ("Houston Creative"). Houston Creative was a placement services company, specializing in Information Services personnel. In February 1997, the former shareholders of Houston Creative negotiated a divestiture of the assets and business originating with Houston Creative because of management policy and vision conflicts. The divestiture exchanged all prior assets and business of Houston Creative held by the company in exchange for all Company stock originally issued to the prior Houston Creative owners.

In connection with this divestiture, the Company agreed to issue an additional 700,000 shares to the former owners of MicroData as a value correction of the Company because of the Houston Creative divestiture.

In October 1997, the Company formed a new subsidiary, Wired and Wireless Corporation, to plan, design and implement wireless information systems. The Company purchased the equipment and inventory and hired the sole stockholder of Wireless Cable Connection, Inc. in exchange for 100,000 shares of stock to the stockholder.

In June 1998, the Company purchased the customer list and hired the sole owner of Perfect Solutions in exchange for 100,000 shares of stock to the stockholder.

The equipment, inventory, and customer lists were valued at their fair market values which approximated the fair market value of the stock at those times. All of the assets were capitalized and valued at $102,000.

In October 1997, purchased the customer list and accounts receivable and hired the sole stockholder of Barris Communications, Inc. for $40,000 cash. The payment was charged to operations.

Employment agreements were signed with all three key persons involved, with expiration dates ranging from June 1998 to May 1999.

NOTE 5 - STOCK OPTIONS AND WARRANTS

Beginning with fiscal 1997, the Company adopted the disclosure requirements of FASB Statement 123, Accounting for Stock Based Compensation Plans. The Company's Stock Option Plan provides for the grant of non-qualified options to directors, employees and consultants of the Company, and opportunities for directors, officers, employees and consultants of the Company to make purchases of stock in the Company. In addition, the Company issues stock warrants from time to time to employees, consultants, stockholders and creditors as additional financial incentives. The plans and warrants issuances are administered by the Board of Directors of the Company, who have substantial discretion to determine which persons, amounts, time, price, exercise terms, and restrictions, if any. Options differ from warrants in that the options awards are immediately exercisable and are assignable. In contrast, warrants have employment termination restrictions, vesting periods and are non-transferable.

The Company uses the intrinsic value method of calculating compensation expense, as described and recommended by APB Opinion 25, and allowed by FASB Statement
123. During the years ended June 30, 1998 and 1997, no compensation expense was recognized for the issuance of these options and warrants, because no option prices were below market prices at the date of grant. In addition, 200,000 and 577,999 options were exercised in 1997 and 1998 respectively. As of June 30, 1998, almost all outstanding warrants are payments for consulting and professional services. Summary information on each are as follows:

                                                     Weighted          Weighted
                                                     average           average
                                     Options         Share Price       Warrants         Share Price
Year ended June 30, 1997:
         Outstanding at
           June 30, 1996                 0                                  0
         Granted                   910,660             $0.99          605,000          $ 1.25
         Exercised                (200,000)           ($0.87)             0
                                    ---------          ------     -------------
         Outstanding at
           June 30, 1997           710,660              1.02          605,000            1.25

         Granted                   711,000              1.26           70,850            1.00
         Exercised                (577,999)             (.96)
         Canceled                 (375,000)            (1.25)        (600,000)           1.25
                                   --------           -------         --------        -------
Outstanding at
   June 30, 1998                   468,661            $ 1.27           75,850          $ 1.02
                                  ========            ======          =======          ======


Additional disclosures as of June 30, 1998 are:

                                                                                        Options
                                                                                       $1-$1.375
         Total options
                  Number of shares                                                      468,661
                  Weighted average exercise price                                         $1.27
                  Remaining life                                                      2-4 years
         All are currently exercisable options.

                                                                           Warrants      Warrants
                                                                            $1.00          $1.25
                                                                           -------        ------
         Total warrants
                  Number of shares                                          70,850          5,000
                  Weighted average exercise price                            $ 1.00         $1.25
                  Remaining life                                            2 years      2 years
     All are currently exercisable warrants.

Had compensation cost for the Company's stock-based compensation plan been determined based on the fair value at the grant dates for awards under those plans consistent with the Black-Scholes option-pricing model suggested by FASB Statement 123, the Company's net losses and loss per share would have been increased to the pro forma amount indicated below:

                                                        1998           1997__

         Net loss          -As reported             $(  558,324)    $(  633,809)
                                    -Pro forma       (1,105,031)     (1,150,609)
         Net loss per share         -As reported      $(   0.07)       $(  0.14)
                                    -Pro forma         (   0.13)        (  0.26)

Variables used in the Black-Scholes option-pricing model include (1) 6.0% risk-free interest rate, (2) expected option life is the actual remaining life of the options as of each year end, (3) expected volatility is the actual historical stock price fluctuation volatility and (4) zero expected dividends.

NOTE 6 - BANK CREDIT FACILITIES, SHAREHOLDER NOTES PAYABLE, AND OTHER FINANCING

As of June 1996, the Company owed $70,000 on a commercial bank credit line and $37,500 to two individual shareholders. During the current fiscal year, all amounts were paid. In May of FYE 1998 the Company issued a letter of credit from Frost National Bank to secure a vendor purchase for wireless equipment purchased from Hexawave, Inc. The LOC was secured by a $94,000 Certificate of Deposit. The CD was released and the vendor was paid on August 24, 1998.

During 1998, the company received $350,000 from Emerald Bay, LTD (EBLTD)an offshore investor for a convertible note at 10% that had matured on November 15, 1997. The Company attempted to find additional investors to pay the loan off, but was not able to do so in the time frame required. EBLTD converted its note plus accrued interest to 5,833,333 shares on January 12, 1998 after a negotiated reduction to the conversion rights from 3 cents per share to 6 cents per share.


NOTE 7 - MAJOR CUSTOMERS AND VENDORS

A summary of significant customers and vendors for the years ended June 30, 1998 and 1997, together with their respective size as a percent of total sales and purchases for the years then ended is as follows:

                                                     Percent of                    - - Year Ended - -
                                                      Totals                      1998             _1997__
Sales
   Comband, S.A. de C.V. (Mexico)                    42%                        $345,000
   Novo Industries                                   24                                          $369,000
   Lockheed Space Operations                         14                                           215,000
Purchases
   Hexawave, Inc.                                    50%                         314,000
   Arrow Electronics                                 24                                            314,000
   Tech Data                                         10                                            137,000


NOTE 8 - COMMITMENTS AND CONTINGENCIES

The  Company  is  liable  on  an  office   lease  for  $2,573  per  month  on  a
month-to-month lease.

The predecessor shell company, RAM-Z Enterprises, has an order restricting certain exemptions on sales of securities by it in the State of Utah, based on actions of former owners in the mid-1980's.

The Company has no lawsuits pending or threatened against it.