Form 10QSB
period 1998-09-30
HYPERDYNAMICS CORP
filed 1998-11-13
CIK 937136

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934: For the quarterly period ended: September 30, 1998

                                       or

[  ]     Transition report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934: For the transition period from _______ to _______


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

As of October 31, 1998, 12,208,321 shares of common stock, $0.001 par value, were outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                Table of Contents

Part I        Financial Information

    Item 1      Financial Statements                                                                      3
          Balance Sheet at September 30,1998 (unaudited)                                                  3
          Consolidated Statements of Income for the three
                  months ended September 30,1998
                 and 1997 (both unaudited)                                                                4
          Consolidated Statements of Stockholders' Equity
                 for the three months September 30,1998
                 and 1997 (both  unaudited)                                                               5
          Consolidated Statements of Cash Flows for the three
                 months ended September 30,1998
                 and 1997 (both unaudited)                                                                6
          Notes to Consolidated Financial Statements                                                      7

    Item 2      Management's Discussion and Analysis of Financial
                Condition and Results of Operations                                                       7

Part II       Other Information

    Item 6      Exhibits and Reports on Form 8-K                                                          9
          (a)   Exhibits
          (b)   Reports on Form 8-K
    Signatures                                                                                            9


                          Part 1 Financial Information


    Item 1.    Financial Statements
                            HYPERDYNAMICS CORPORATION
                       (Formerly RAM-Z Enterprises, Inc.)
                                  Balance Sheet
                               September 30, 1998


                      Assets
                      Current Assets
                         Cash                                                           $ 0
                         Accounts Receivable- trade                                 228,729
                         Accounts Receivable- other                                   1,008
                         Inventory                                                   71,000
                         Revenue interest current portion                            35,970
                         Other                                                        4,000
                                                                              -------------------
                                                        Total Current Assets        340,707
                      Property and Equipment                                         81,246
                      Revenue Interest                                               94,157
                      Other Assets                                                   52,798
                                                                              ===================
                                                                                  $ 568,908
                                                                              ===================

                      Liabilities and Stockholders' Equity
                      Current Liabilities
                         Accounts payable                                           254,978
                         Accrued expenses                                            14,224
                                                                              -------------------
                                                   Total Current Liabilities        242,326
                      Stockholders' Equity
                         Common stock, par value $0.001; 50,000,000 shares           12,208
                         authorized; 12,208,321 shares issued and
                         outstanding.
                         Additional paid-in capital                               1,567,500
                         Retained (deficit)                                      (1,280,002)
                                                                              ------------------
                                                  Total Stockholders' Equity        299,706
                                                                              ===================
                                                                                  $ 568,908
                                                                              ===================

                                        See notes to financial statements.

                            HYPERDYNAMICS CORPORATION
                       (Formerly RAM-Z Enterprises, Inc.)
                         Consolidated Income Statements
                   3 Months Ended September 30, 1998 and 1997

                                                                    1998               1997
                  Revenues                                         $ 419,403           $ 156,003
                  Cost of Revenues                                   297,677             147,738
                                                             ------------------- ------------------
                                               Gross Margin          121,726               8,265
                  Operating Expenses
                     Selling                                          14,677                 603
                     General and Administrative                      178,976             130,997
                     Interest                                                              1,340
                     Depreciation                                      8,309               4,177
                                                             ------------------- ------------------
                                   Total Operating Expenses          201,962             137,117
                                                             ------------------- ------------------
                                             Operating Loss          (80,236)           (128,852)
                  Other Income (Expense)
                     Interest income                                   1,425
                     Miscellaneous other expense             _____________________________________
                               Net Loss Before Income Taxes          (78,811)           (128,852)
                  Income Tax (Benefit)
                                                             -------------------------------------
                                                   Net Loss         $(78,811)          $(128,852)
                                                             =================== ==================
                                  Net Loss per Common Share           $(0.01)             $(0.02)
                  Weighted average shares outstanding              12,208,321          5,596,989

                                        See notes to financial statements.

                            HYPERDYNAMICS CORPORATION
                       (Formerly RAM-Z Enterprises, Inc.)
                 Consolidated Statements of Stockholders' Equity
                   3 Months Ended September 30, 1998 and 1997

                                                Common Stock
                                            Shares         Amount     Paid in Capital Retained (Deficit)    Totals
              As Restated
   Balances - June 30, 1997                    5,596,989       $5,597         $696,111      $(642,867)       $58,841
   Net (loss) for quarter-                                                                   (128,852)     (128,852)
   Balances - September 30, 1998               5,596,989       $5,597         $696,111      $(771,719)     $(70,011)

   Balances - June 30, 1998                   12,208,321      $12,208       $1,567,500    $(1,201,191)      $378,517

   Net (loss)                                                                                 (78,811)      (78,811)
   Balances - September 30, 1998              12,208,321      $12,208       $1,567,500    $(1,280,002)      $299,706

                                        See notes to financial statements.

                            HYPERDYNAMICS CORPORATION
                       (Formerly RAM-Z Enterprises, Inc.)
                      Consolidated Statement of Cash Flows
                   3 Months Ended September 30, 1998 and 1997

                                                                                 1998                1997
      Cash flows from operating activities
         Net (loss)                                                              $(78,811)          $(128,852)
      Adjustments to reconcile net income to cash provided from
      operating activities
         Depreciation and amortization                                               8,309               4,177
         Common stock issued for services
      Changes in:
              Certificate of deposit - restricted                                   94,000                   0
            Accounts receivable                                                    (80,475)            (23,314)
            Accounts receivable- other                                              30,000
            Due from officers                                                                           (3,192)
            Inventory                                                               (5,492)
            Other assets                                                            46,301              27,242
            Accounts payable                                                       (16,235)            (67,618)
            Accrued expenses                                                          (525)              6,737
            Accrued taxes                                                            1,871
                                                                           ------------------ -------------------
                                   Net cash used for operating activities           (1,057)           (184,820)
      Cash flows from investing activities
         Collection of revenue interest                                                                  4,845
         Purchase of property and equipment                                         (3,851)            (28,988)
                                                                           ------------------ -------------------
                        Net cash provided (used) for investing activities           (3,851)            (24,143)
      Cash flows from  financing  activities  Sale of common  stock Net increase under line of credit Net increase of short-term notes payable
         Net increase of short-term  notes payable to related party Net increase in long term debt
         Increase in short-term convertible notes                                                      200,000
                                                                           ------------------ -------------------
                              Net cash provided from financing activities                0             200,000
                                                                           ------------------ -------------------

      Net decrease in cash                                                          (4,908)             (8,963)
                                              Cash at beginning of period            4,908              30,068
                                                                           ------------------ -------------------

                                                    Cash at end of period              $ 0             $21,105
      Supplemental Information
         Interest paid                                                                  $0                $496

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

2. The Company has no long-term debt, contingent liabilities, obligations, or other financing arrangements as of the end of the first quarter.

3. The Company has not issued any shares and has not granted any stock options during the first quarter.


    Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

General Discussion
HyperDynamics Corporation is an information system services company that provides integrated voice, video and data technology that maximizes it's customers return on their technology investment. The Company is beginning to show positive results of its investment in Wired & Wireless Corporation and it's full service information systems strategy changes compared to last year.

During the past fiscal year, the Company focused resources available to it on building up the potential for sales of wireless television equipment. The results of this quarter discussed below reflects the beginnings of some positive results in this area. During the quarter the Company has been working on expanding its IS services and starting to invest more heavily in sales and marketing of the Great Plains mid-range accounting system and other enterprise level applications. The Company became certified through passing required examinations as a Great Plains authorized and certified Dynamics CS+ SQL reseller. Additionally, the company became certified and trained professionally with the "Image Now" document imaging system developed by Perceptive Vision, Inc. The Company's sales forecast is expected to continue to grow with enterprise level technical products.


Results of Operations
As a result of the prior years focus on Wired & Wireless and the significant changes in strategy with MicroData Systems, revenues increased to $419,403 for the three months ended September 30, 1998, from $156,003 for the same period in 1997. Both subsidiaries contributed to the increase with 274,501 generated from Wired and Wireless.
Wired and Wireless was not in existence in the same period last year.

Cost of Revenues increased, correspondingly to the sales increase, to $297,677 in the period from $147,738 for the same period in 1997.



Gross margin increased to 40.89% in the period from 5.59% for the same period in 1997.

Selling, General and Administrative expenses increased to $201,962 in the three month period, as compared to $137,117 for the same period in 1997. The increase was primarily due to the addition of the administrative overhead of Wired & Wireless Corporation.

Net Loss. The net loss of the Company was $(78,811) for the three months ended September 30, 1998, or ($.01) per share as compared to $(128,852) or $(.02) for the same period in 1997. As stated above, the reduction of loss can be primarily attributed to the increase in Wired & Wireless business and the significant operational changes made by management over the past year. These changes in strategy are expected to significantly improve the results of operations in future quarters.


Liquidity and Capital Resources
At September 30, 1998 the Company's current ratio of current assets to current liabilities was 1.27. The Company is working diligently to improve its liquidity through positive results of operations. The Company does not have any long-term debt or other financing arrangements. The goal of management is to continue to improve its results of operations and obtain additional equity funding to increase working capital, help close viable and profitable technology based acquisitions, and provide fuel for its expected rapid growth.

In addition to the above, the Company is in a position to obtain additional capital upon the exercise of previously-issued warrants and outstanding options for common stock.


Prospective Information
The Company is working diligently to start realizing increased sales and a steady growth in profits. With the investment in and diversification of the new Wired & Wireless subsidiary, revenues and gross profit margins are expected to increase substantially. Coupled with improved sales and marketing strategies for increased IS service revenues and enterprise level software application sales, operations are expected to produce profits in the future.



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

                            Part II Other Information


    Item 6     Exhibits and Reports on Form 8-K
        (a)   Exhibits
              The following exhibits are filed with this Quarterly Report or are incorporated herein by reference:
              Exhibit Number                    Description
                    27                    Financial Data Schedule

        (b)   Reports on Form 8-K
              On January 28, 1998, the Company filed a current report on Form 8-K regarding a change in control of the Company.



    Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly



                                  HyperDynamics Corporation
                                  (Registrant)

                                  By: /s/ Kent Watts
                                  --------------------
                                  Kent Watts, Chairman of the Board,
                                  Chief Executive Officer, and Chief Accounting
                                   Officer


Dated: November 12, 1998