Form 10QSB
period 1998-12-31
HYPERDYNAMICS CORP
filed 1999-02-12
CIK 937136

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934: For the quarterly period ended: December 31, 1998

                                                        or

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

As of February 10, 1999, 12,226,503 shares of common stock, $0.001 par value, were outstanding.
Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

                                Table of Contents

Part I        Financial Information

    Item 1      Financial Statements                                                                      3
          Consolidated Balance Sheet
                 at December 31, 1998 (unaudited)                                                         3
          Consolidated Statements of Income for the three
                 and six months ended December 31, 1998
                 and 1997 (both unaudited)                                                                4
          Consolidated Statements of Stockholders' Equity
                 for the six months December 31, 1998
                 and 1997 (both unaudited)                                                                5
          Consolidated Statements of Cash Flows for the six
                 months ended December 31, 1998
                 and 1997 (both unaudited)                                                                6
          Notes to Consolidated Financial Statements                                                      7
    Item 2      Management's Discussion and Analysis of Financial
                Condition and Results of Operations                                                       8
Part II       Other Information

    Item 6      Exhibits and Reports on Form 8-K                                                         10
          (a)   Exhibits
          (b)   Reports on Form 8-K
    Signatures                                                                                           10

Part 1 Financial Information


    Item 1.    Financial Statements
                            HYPERDYNAMICS CORPORATION
                                AND SUBSIDIARIES
                           Consolidated Balance Sheet
                                December 31, 1998


                     Assets
                     Current Assets
                        Cash - Operating                                                 56
                                   Other                                              1,493
                        Accounts Receivable - trade                                  84,243
                                                             other                    1,008
                        Inventory                                                    99,454
                        Revenue interest current portion                             35,970
                        Prepaid expenses                                              4,000
                                                                             --------------------
                                                       Total Current Assets         226,224
                     Property and Equipment
                     Computers, communication & IS infrastructure                   163,600
                     Office furniture and equipment                                   9,590
                     Leasehold improvements                                           9,165
                                                                             --------------------
                        Total property and equipment                                182,355

                           Accumulated depreciation                                (98,340)
                                                                             --------------------
                                           Total net property and equipment          84,015
                     Other Assets
                     Investment in revenue sharing - long term                       84,421
                     Investment in affiliates                                             0
                     Intangible assets - net (PS customer list)                      45,900
                     Deposits                                                         3,348
                     Other                                                            1,000
                                                                             --------------------
                                                         Total other assets         134,669
                                                                             ====================
                     Total Assets                                                   444,908
                                                                             ====================



                            HYPERDYNAMICS CORPORATION
                                AND SUBSIDIARIES
                           Consolidated Balance Sheet
                                December 31, 1998



                     Liabilities and Stockholders' Equity
                     Current Liabilities
                        Notes payable to bank - w/c                                       0
                        Accounts payable - trade                                    230,593
                        Accrued interest                                                  0
                        Accrued payroll and expenses                                  9,961
                        Accrued payroll taxes                                             0
                        Accrued income taxes                                              0
                        Sales taxes payable                                           6,463
                                                                             --------------------
                                                  Total Current Liabilities         247,017

                     Other Liabilities and Deferred Income
                        Due to- from affiliate corporations                               0
                        Due to KPW                                                   29,702
                                                                             --------------------
                                      Total Liabilities and Deferred Income         276,719

                     Stockholders' Equity
                        Common stock, par value $0.001; 50,000,000 shares            12,208
                        authorized; 12,208,321 shares issued and
                        outstanding.
                        Additional paid-in capital                                1,567,500
                        Retained (deficit)                                      (1,411,519)
                                                                             --------------------
                                                 Total Stockholders' Equity         168,189
                                                                             --------------------
                     Total Liabilities and Stockholders Equity                     $444,908
                                                                             ====================

                                        See notes to financial statements.



                            HYPERDYNAMICS CORPORATION
                                AND SUBSIDIARIES
                         Consolidated Income Statements
             3 Months and 6 Months Ended December 31, 1998 and 1997

                                                3 months ended December 31             6 months ended December 31
                                                 1998                1997               1998                1997
Revenues                                       $177,265           $ 310,221           $596,668           $ 466,224
Cost of Revenues                                 98,022             297,361            395,699             445,099
                                          ------------------- ------------------- ------------------ -------------------
                            Gross Margin         79,243              12,860            200,969              21,125
Operating Expenses
   Selling                                        5,543              19,419             20,220              20,022
   General and Administrative                   182,703             140,124            361,679             271,121
   Interest                                       4,702               2,033              3,277               3,373
   Depreciation                                   9,840               3,577             18,149               7,754
                                          ------------------- ------------------- ------------------ -------------------
                Total Operating Expenses        202,788             165,153            403,325             302,270
                                          ------------------- ------------------- ------------------ -------------------
                          Operating Loss      (123,545)           (152,293)          (202,356)           (281,145)
Other Income (Expense)
   Gain (loss) on securities sale, other              0                   0                  0                   0
   Other                                        (7,972)                   0            (7,972)                   0
                                          ------------------- ------------------- ------------------ -------------------
            Net Loss Before Income Taxes      (131,517)           (152,293)          (210,328)           (281,145)
Income Tax (Benefit)
                                Net Loss     $(131,517)          $(152,293)          (210,328)          $(281,145)
               Net Loss per Common Share        $(0.01)             $(0.03)            $(0.02)             $(0.05)
Weighted average share outstanding           12,208,321           5,397,861         12,208,321           5,397,861

                       See notes to financial statements.

                            HYPERDYNAMICS CORPORATION
                                AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity
                    6 Months Ended December 31, 1998 and 1997

                                                Common Stock
                                            Shares         Amount     Paid in Capital  Retained (Deficit)      Totals
              As Restated
   Balances - June 30, 1997               5,596,989       $5,597         $696,111          $(642,867)         $58,841
   Options exercised                         64,000           64           39,936                              40,000
   Net (loss) - 6 months                                                                    (281,145)       (281,145)
                                       ------------------------------------------------------------------------------------
   Balances - December 31, 1997           5,660,989       $5,661         $736,047          $(924,012)      $(182,304)

   Balances - June 30, 1998              12,208,321      $12,208       $1,567,500        $(1,201,191)        $378,517

   Net (loss) - 6 months                                                                    (210,328)       (210,328)
                                       ------------------------------------------------------------------------------------
   Balances - December 31, 1998          12,208,321      $12,208       $1,567,500        $(1,411,519)        $168,189

                                        See notes to financial statements.



                            HYPERDYNAMICS CORPORATION
                                AND SUBSIDIARIES
                      Consolidated Statement of Cash Flows
                    6 Months Ended December 31, 1998 and 1997

                                                                                 1998                1997

Cash flows from operating activities
         Net (loss)                                                          $(210,328)          $(281,145)
      Adjustments to reconcile net income to cash provided from
      operating activities
         Depreciation and amortization                                           18,149               7,754
         Note conversion                                                          7,972                   0
         Gain on sale of securities                                                   0                   0
         Common stock issued for services                                             0                   0
      Net (increase) decrease receivables and other
            Certificate of deposit - restricted                                  94,000                   0
            Accounts receivable - trade                                          64,011           (190,115)
                                               Other                             30,000                   0
            Due from officers                                                         0             (3,257)
            Inventory                                                          (33,946)             (8,798)
            Prepaid expenses                                                     36,000                   0
            Revenue sharing                                                      20,037                   0
            Deposits and Other assets                                                 0            (23,036)
      Net increase (decrease) accruals / payables
            Accounts payable - trade                                           (40,619)             136,083
            Accrued expenses                                                      9,436            (10,876)
            Accrued taxes                                                       (5,890)                   0
              Other                                                             (5,950)                   0
                                                                           ------------------ -------------------
                                  Net cash (used) by operating activities      (17,128)           (373,390)
      Cash flows from investing activities
         Purchase of property and equipment                                    (13,911)                   0
         Collection of revenue interest                                               0              13,462
         Purchase of vehicles                                                         0                   0
         Purchase of equipment/leasehold improvements                                 0            (40,010)
                                                                           ------------------ -------------------
                                   Net cash used for investing activities      (13,911)            (26,548)
      Cash flows from financing activities
         Sale of common stock                                                         0              40,000
         Net increase under line of credit                                            0                   0
         Net increase in long term debt                                               0                   0
         Increase in short-term convertible notes                                27,680             350,000
         Reduction in notes payable                                                   0                   0
                                                                           ------------------ -------------------
                              Net cash provided from financing activities        27,680             390,000
                                                                           ------------------ -------------------
                                                     Net decrease in cash       (3,359)             (9,938)
                                              Cash at beginning of period         4,908              30,068
                                                                           ------------------ -------------------
                               Cash and cash equivalents at end of period       $ 1,549             $20,130
      Supplemental Information
         Interest paid                                                                                 $279

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

2. Other than a convertible note payable to Kent Watts, President for the Company, the Company has no long-term debt, contingent liabilities, obligations, or other financing arrangements as of the end of its second quarter of fiscal year 1999. The note payable to Kent Watts has an accrued balance of $29,702 at 12/31/98. It is convertible at the option of Kent Watts at a price of $2.50 per share and accrues interest at 9% annual percentage rate.

3. The Company has not issued any shares and has not granted any stock options during the first or second quarter of fiscal year 1999.


Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

General Discussion
HyperDynamics Corporation is an information technology services company that maximizes it's customers return on their technology investment. The Company's strategies to increase service revenues and higher margin based integrated technology products is resulting in substantially higher gross margins for the Company.

During the past fiscal year, the Company focused resources available to it on building up the potential for sales of wireless television equipment. During the quarter the Company has been working on expanding its IS services and starting to invest more heavily in sales and marketing of the Great Plains mid-range accounting system and other enterprise level applications. The Company became certified through passing required examinations as a Great Plains authorized and certified Dynamics CS+ SQL reseller. The Company has also obtained certification with Citrix Systems for sales and support of their add-on products to Microsoft's NT 4.0 TSE operating system. Additionally, the company became certified and trained professionally with the "Image Now" document imaging system developed by Perceptive Vision, Inc. The Company's sales forecast is expected to continue to grow with enterprise level technical products.


Results of Operations
Wired & Wireless experienced no revenues during the quarter but anticipate several orders this quarter. MicroData Systems, Inc. continued on an increasing trend higher margin service revenues. The net resulted in total revenue for the quarter decreasing to $177,265 for the three months ended December 31, 1998, from $310,221 for the same period in 1997.

Cost of Revenues decreased, correspondingly to the sales decrease, to $98,022 in the period from $297,361 for the same period in 1997.

Gross margin increased to 44.70% in the period from 4.1% for the same period in 1997.

Selling, General and Administrative expenses increased to $188,246 in the three month period, as compared to $159,543 for the same period in 1997. The increase was primarily due to the addition of the administrative overhead of Wired & Wireless Corporation which accounted for $50,586 of the quarter ending December 31, 1998 amount.

Net Loss. The net loss of the Company was $(131,517) for the three months ended December 31, 1998, or ($.01) per share as compared to $(152,293) or $(.02) for the same period in 1997. The reduced loss even with a Wireless downturn in revenues shows marked improvements and development of the higher margin based IT service business and integrated technology products. These changes in strategy along with plans for substantially increased sales and marketing and acquisition activity are expected to significantly improve the results of operations in future quarters.


Liquidity and Capital Resources
At December 31, 1998 the Company's current ratio of current assets to current liabilities was .92. The Company is working diligently to improve its liquidity through positive results of operations. The Company does not have any long-term debt or other financing arrangements. The goal of management is to continue to improve its results of operations and obtain additional equity funding to increase working capital, help close viable and profitable technology based acquisitions, and provide fuel for its expected rapid growth.

In addition to the above, the Company is in a position to obtain additional capital upon the exercise of previously-issued warrants and outstanding options for common stock.


Prospective Information
The Company is working diligently to start realizing increased sales and a steady growth in profits. The closing of targeted acquisitions coupled with improved sales and marketing strategies for increased IT service revenues and enterprise level software application sales, operations are expected to produce profits in the future.

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




Dated: February 10, 1999