Form 10QSB
period 1999-03-31
HYPERDYNAMICS CORP
filed 1999-05-14
CIK 937136

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934: For the quarterly period ended: March 31, 1999

                                       or

[  ]    Transition report pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934: For the transition period from _______ to ________

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

As of March 31, 1999, 12,349,503 shares of common stock, $0.001 par value, were outstanding.
Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

                                Table of Contents

Part I        Financial Information

    Item 1      Financial Statements                                                                      3
          Consolidated Balance Sheet at
                 March 31, 1999 (unaudited)                                                               3
          Consolidated Statements of Income for the three
                 and nine months ended March 31, 1999
                 and 1998 (both unaudited)                                                                4
          Consolidated Statements of Stockholders' Equity
                 for the nine months ended March 31,
                 1999 and 1998 (both unaudited)                                                           5
          Consolidated Statements of Cash Flows for the nine
                 months ended March 31, 1999 and 1998
                 (both unaudited)                                                                         6
          Notes to Consolidated Financial Statements                                                      7
    Item 2      Management's Discussion and Analysis of Financial
                Condition and Results of Operations                                                       9
Part II       Other Information

    Item 6      Exhibits and Reports on Form 8-K                                                         13
          (a)    Exhibits
          (b)    Reports on Form 8-K
    Signatures                                                                                           14

                          Part 1 Financial Information


    Item 1     Financial Statements
                            HYPERDYNAMICS CORPORATION
                                  Balance Sheet
                                 March 31, 1999


                   Assets
                   Current Assets
                      Cash                                                            7,643
                      Accounts receivable - Trade                                   120,738
                      Accounts receivable - Other                                     1,243
                      Inventory                                                      81,884
                      Prepaid expenses                                               20,361
                      Revenue interest current portion                               35,970
                                                                             --------------------
                                                       Total Current Assets         267,839
                   Property and Equipment                                           108,309
                   Other Assets
                        Revenue Interest net of current portion                      73,402
                        Intangible assets - net                                      43,350
                        Deposits and other                                           11,287
                                                                             --------------------
                      Total other assets                                            128,039
                                                                             --------------------

                   Total Assets                                                     504,187
                                                                             ====================

                   Liabilities and Stockholders' Equity
                   Current Liabilities
                      Accounts payable - Trade                                      185,847
                      Accrued expenses                                               21,320
                      Accrue taxes                                                    1,142
                                                                             --------------------
                                                  Total Current Liabilities         208,309
                                                                             --------------------
                   Other Liabilities
                      Due to KPW                                                     12,499
                                                                             --------------------
                      Total Liabilities                                             220,808
                   Stockholders' Equity
                      Common stock, par value $0.001; 50,000,000 shares              12,349
                      authorized; 12,349,503 shares issued and outstanding.
                      Additional paid-in capital                                  1,679,985
                      Retained (deficit)                                        (1,408,955)
                                                                             --------------------
                      Total Stockholder's equity                                    283,379
                                                                             --------------------
                      Total Liabilities and Stockholder's Equity                    504,187
                   ========================================================= ====================

                        See notes to financial statements

                            HYPERDYNAMICS CORPORATION
                         Consolidated Income Statements
               3 Months and 9 Months Ended March 31, 1999 and 1998

                                                     3 Months Ended March 31                9 Months Ended March 31
                                                    1999                1998                1999                1998
Revenues                                         $ 331,071           $ 174,397              931,746          $ 640,621
Cost of Revenues                                   148,993             115,505              555,786            560,604
                                              ------------------ ------------------- -------------------- ------------------
                                Gross Margin       182,078              58,892              375,960             80,017
Operating Expenses
   Selling                                          10,989              24,461               26,665             44,483
   General and Administrative                      163,047             177,541              522,361            448,662
   Interest                                                                                                      3,373
   Depreciation                                      5,477               4,481               23,962             12,235
                                              ------------------ ------------------- -------------------- ------------------
                    Total Operating Expenses       179,513             206,483              572,988            508,753
                                              ------------------ ------------------- -------------------- ------------------
                     Operating Income (Loss)         2,565           (147,591)            (197,028)          (428,736)
Other Income (Expense)
   Other income (expense)                                0                   0              (7,460)                  0
   Gain on sale of securities                            0                   0                    0                  0
   Loss on disposal of asset                             0                   0                    0                  0
   Interest income                                       0                   0                1,426                  0
   Interest expense                                      0                   0              (4,702)
                                              ------------------ ------------------- -------------------- ------------------
                       Net Income (Loss) BIT         2,565           (147,591)            (207,764)          (428,736)
                                              ------------------ ------------------- -------------------- ------------------
Income Tax (Benefit)                                     0                   0                    0                  0
                                              ------------------ ------------------- -------------------- ------------------
                            Net Income (Loss        $2,565         $(147,591 )           $(207,764)         $(428,736)
                                              ================== =================== ==================== ==================
Income (Loss) per Common Share
             Net Income (Loss) per C/S Share         $0.00             $(0.02)              $(0.02)            $(0.07)
                                              ------------------ ------------------- -------------------- ------------------
Weighted average share outstanding              12,256,534           6,566,056           12,224,158          6,566,056


                        See notes to financial statements

                            HYPERDYNAMICS CORPORATION
                 Consolidated Statements of Stockholders' Equity
                     9 Months Ended March 31, 1999 and 1998

                                                Common Stock
                                           Shares            Amount          Paid in      Retained (Deficit)        Totals
                                                                             Capital
   Balances - June 30, 1997                   5,596,989           $5,597       $696,111            $(642,867)            $58,841
   Options exercised                             64,000               64         39,936                                   40,000
   Conversion of debt                         5,833,333            5,833        344,167                                  350,000
   Shares issued for cash                         5,000                5          4,995                                    5,000
   Net (loss)                                                                                       (428,736)          (428,736)
                                                                                                    ---------          ---------
   Balances - March 31, 1998                 11,499,322          $11,499     $1,085,209          $(1,071,603)            $25,105
                                             ----------          -------     ----------          ------------            -------

Balances - June 30, 1998                     12,208,321          $12,208     $1,567,500          $(1,201,191)          $ 378,517
   Adjustment for options paid                                                   37,625                                   37,626
   Options exercised                             18,182               18         24,982                                   25,000
   Shares issued for cash                       123,000              123         49,877                                   50,000
   Net Income (Loss)                                                                                (207,764)          (207,764)
   Balances - March 31, 1999                 12,349,503          $12,349     $1,679,984          $(1,408,955)           $283,379
                                             ----------          -------     ----------          ------------           --------

                        See notes to financial statements

                            HYPERDYNAMICS CORPORATION
                      Consolidated Statements of Cash Flows
                     9 Months Ended March 31, 1999 and 1998

                                                                           1999                1998
       Cash flows from operating activities
          Net Income (loss)                                           $ (207,764)             $(428,736)
       Adjustments to reconcile net income to cash provided from
       operating activities
          Depreciation and amortization                                    23,962                 12,235
          Common stock issued for services                                      0                      0
       Changes in:
             Restricted certificate of deposit                             94,000                 70,000
             Accounts receivable - Trade                                   27,281                (7,412)
                                              -  Other                     30,000                      0
             Due from officers                                                  0                  4,166
             Inventory                                                   (16,376)                (4,166)
             Other assets                                                  19,639               (76,325)
               Collection of revenue interest                              31,056                 29,441
             Accounts payable                                            (84,437)                122,371
             Accrued expenses                                               9,584                (7,102)
             Other                                                              0
                                                                     ----------------- ----------------------
                             Net cash used for operating activities      (73,055)              (285,528)
       Cash flows from investing activities
          Increase in other assets                                        (6,939)
          Purchase of fixed assets                                       (41,468)               (52,515)
                                                                     ----------------- ----------------------
                             Net cash used for investing activities      (48,407)               (52,515)
       Cash flows from financing activities
          Sale of common stock                                            112,626                395,000
          Net increase (decrease) under line of credit                          0               (70,000)
          Due from Affiliates                                               (928)                      0
          Short Term - convertible notes payable                           12,499
                                                                     ----------------- ----------------------
                        Net cash provided from financing activities       124,197                325,000
       Net increase (decrease) in cash                                      2,735               (13,043)
                                        Cash at beginning of period         4,908                 30,068
                                                                     ================= ======================
                                              Cash at end of period        $7,643                $17,025
                                                                     ================= ======================
       Supplemental Information
          Interest paid                                                    $4,702                   $279

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

2. Other than a convertible note payable to Kent Watts, President for the Company, the Company has no long-term debt, contingent liabilities, obligations, or other financing arrangements as of the end of its third quarter of fiscal year 1999. It is convertible at the option of Kent Watts at a price of $2.50 per share.

3. During the quarter 18,182 options were exercised by individual consultants for a total of $25,000. Additionally, the President negotiated with a single accredited investor to provide $50,000 of additional working capital for the company during the quarter. The Company issued 123,000 shares of section 144 restricted common stock for this working capital. The Company has not granted any stock options during the first, second, or third quarters of fiscal year 1999.


    Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

General Discussion
Hyperdynamics Corporation (HYPD : OTC BB) is a Internet Technology Service Provider developing e-Commerce based software applications and turn-key Internet based Information Technology (IT) hosting services. With the exploding demand for Internet integrated Information Technology Services, and the accompanying shortage of capable IT Professionals, Hyperdynamics has positioned itself to become knowns as an information technology services company that maximizes it's customers return on their technology investment. The Company's strategies to increase Internet related service revenues and market integrated technology products is resulting in substantially higher gross margins for the Company.

During the past fiscal year, the Company focused resources available to it on building up the potential for sales of wireless television equipment. During the quarter the Company has been working on expanding its Internet related hosting services and is continuing to invest more heavily in sales and marketing of the Great Plains Software Internet Commerce development platform. The Company became certified through passing required examinations as a Great Plains authorized and certified Dynamics CS+ SQL reseller. The Company has also obtained certification with Citrix Systems for sales and support of their add-on products to Microsoft's NT 4.0 TSE operating system.. The Company's sales forecast is expected to continue to grow with enterprise level technical products and announcements are soon expected regarding upcoming projects for web-based software application development, database driven web-site development, and increased service contracts.


Results of Operations
The Company's revenues increased in the quarter over the same quarter in 1998 from $174,397 to $331,071. The 90 % increase was primarily due to an increased IT service business as well as specialized wireless equipment sales over the same quarter in 1998.

Cost of Revenues increased correspondingly to the sales increase, to $ 148,993. However the cost of sales increased only 30% indicating the continuing effect of the Company's strategy in increasing its gross contribution margins. Gross margin percentage increased to 55% compared to 34% for the same quarter in 1998.

Selling, General and Administrative expenses decreased to $ 174,036 in the quarter, as compared to $202,002 for the same period in 1998. The decrease was primarily due to policies established to change some of the fixed payroll overhead to be variable based on Gross Profit production.

Net Income. The net income of the Company was $2,565 for the three months ended March 31, 1999, or a break-even $0.002 per share as compared to Loss of $(147,591) or $(.02) for the same period in 1998. The turn-around is due to the success of the strategies to control overhead, increase higher contribution margin IT service and specialized wireless equipment revenues.


Liquidity and Capital Resources
At March 31, 1999 the Company's current ratio of current assets to current liabilities was 1.29. The Company is working diligently to improve its liquidity through positive results of operations. The Company does not have any long-term debt and does not plan any particular debt financing in the near future. The goal of management is to continue to improve its results of operations and obtain additional equity funding to increase working capital, help close viable and profitable technology based acquisitions, and provide fuel for its expected rapid growth. The Company is working diligently to plan for a secondary offering of stock to be used to effect viable Internet technology related acquisitions. This plan includes that the Company become qualified to be listed on the American or NASDAQ exchange's.

In addition to the above, the Company is in a position to obtain additional capital upon the exercise of previously-issued warrants and outstanding options for common stock.


Prospective Information
The Company is working diligently to start realizing increased sales and a steady growth in profits. The closing of targeted acquisitions coupled with improved sales and marketing strategies for increased IT service revenues and enterprise level software application sales, operations are expected to produce profits in the future. The Company is planning to substantially increase its sales and marketing activities with respect to its core business development in the 4th quarter. This will help the Company to continue to pick up operational momentum.

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


Dated: May 14, 1999