Form 10KSB
period 1999-06-30
HYPERDYNAMICS CORP
filed 1999-10-12
CIK 937136

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] Annual Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934; For The Fiscal Year Ended: June 30, 1999

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

Securities  registered  under  Section  12(b)  of  the  Exchange  Act:

                                                 Name of Each Exchange
     Title  of  Each  Class                       on which  Registered
     ----------------------                      ---------------------
            N/A                                            N/A

Securities  registered  pursuant  to  12(g)  of  the  Exchange  Act:

                               Title of Each Class
                          Common Stock, $.001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for the year ended June 30, 1999 were $1,498,124. The aggregate market value of Common Stock held by non-affiliates of the registrant at September 14, 1999, based upon the last reported sales prices on the OTCBB was $4,020,878 . As of September 14, 1999, there were 12,409,503 Shares of Common Stock outstanding.



                                  TABLE OF CONTENTS

PART  I
Item 1             Business                                                                  3
Item 2             Properties                                                               12
Item 3             Legal Proceedings                                                        12
Item 4             Submission of Matters to a Vote of Security Holders                      13

PART II

Item 5             Market for Registrant's Common Equity and Related Stockholder Matters    14
Item 6             Management's Discussion and Analysis of Financial Condition and
                   Results of Operations                                                    16
Item 7             Financial Statements                                                     19
Item 8             Changes in and Disagreements With Accountants in Accounting and
                   Financial Disclosure                                                     19

PART III

Item 9             Directors, Executive Officers, Promoters and Control Persons;
                   Compliance with Section 16(a) of The Exchange Act                        20
Item 10            Executive Compensation                                                   22
Item 11            Security Ownership of Certain Beneficial Owners and Management           24
Item 12            Certain Relationships and Related Transactions                           26
Item 13            Exhibits and Reports on Form 8-K                                         26

                                     PART I


Item  1     BUSINESS

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

On August 26, 1996 a reorganization was completed. This reorganization was pursuant to an Agreement and Plan of Reorganization (the Plan). The parties to the Plan were RAM-Z Enterprises, Inc. (the "Company"), its Principal
Stockholders, HyperDynamics Corporation, a Texas corporation, and certain stockholders of HyperDynamics, who owned more than eighty percent (80%) of the outstanding voting securities of HyperDynamics and who executed and joined in the Plan. The HyperDynamics Stockholders became the controlling stockholders of the Company in a business combination transaction that was effected in the form of a "reverse acquisition". Immediately prior to the completion of the Plan, the Company had no material assets, liabilities or business operations. The "reverse acquisition" by RAM-Z was accounted for by the purchase method of accounting in the fiscal year ended June 30, 1997. Consequently, all prior financial statement history of RAM-Z is eliminated in the combination.

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

At the time of the adoption of the Plan, the Company had 50,000,000 shares of voting common stock issued and outstanding. As a condition to the Plan, which was an exchange agreement between the Company and the HyperDynamics
Stockholders, the stockholders approved and the Company effected a share consolidation or reverse split in the ratio of one post-consolidation share for every 44.428648 pre-consolidation shares held by a stockholder. This was done provided, however, that no single stockholder's share ownership was reduced to fewer than 100 post-consolidation shares.

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

Divestiture  of  Houston  Creative  Connections,  Inc.  ("HCCI")

On February 6, 1997, the Company, through its subsidiary, HyperDynamics Corporation, a Texas corporation ("HyperDynamics"), divested its subsidiary, HCCI. HyperDynamics acquired HCCI in July 1996 and HCCI operated as a wholly owned subsidiary of HyperDynamics pursuant to the terms of a share exchange and acquisition agreement called the HCCI Reorganization Agreement (the "HCCI Reorganization Agreement"). HyperDynamics entered into an Agreement and Plan of Reorganization with the Company in August 1996. In February, 1997, the former shareholders of HCCI and the Company (the "Parties") agreed that the original business objectives envisioned at the time of the HCCI Reorganization Agreement had not been achieved, and that each of the Parties had unique management styles. The Parties agreed that the business objectives and goals of the Company and HCCI were not compatible and that it would be in the best interests of the Parties to pursue their goals and objectives independent of one another. The Parties further agreed that certain other conditions as contemplated by the HCCI Reorganization Agreement had not been satisfied as of that time. On February 7, 1997, the Parties entered into a Divestiture Agreement in which the former shareholders of HCCI agreed to deliver 2,102,000 shares of the Company's common stock to the Company, and the Company agreed to deliver 1,000 shares of HCCI common stock to the former shareholders of HCCI. This represented a complete unwinding of the consideration of the Parties under the HCCI Reorganization Agreement. The 2,102,000 shares of the Company's common stock were canceled. A significant portion of the Company's Assets were divested in connection with the Divestiture Agreement.

Adjustment  and  correction  of  valuation  of  MDS

In January of 1997, the Board of Directors of the Company agreed with the former shareholders of MDS that in the event of a divestiture of HCCI that the Company would issue to the former shareholders of MDS 700,000 shares of common stock of the Company. The Board agreed to issue the additional 700,000 shares as recognition of the need to adjust and correct the valuation received by the former shareholders of MDS. The Reorganization Agreement entered into between the Company and MDS in July, 1996 (the "MDS Reorganization Agreement") had originally formed the basis for the original transaction between the Company and MDS and resulted in MDS becoming a wholly owned subsidiary of the Company. In consideration for the Board of Directors' action, the former shareholders of MDS agreed to waive certain rescission rights that were contained in the MDS Reorganization Agreement. Consequently, as a result of the divestiture of HCCI, the Company issued to the former shareholders of MDS 700,000 shares of common stock of the Company.

The  Company  name  change

On January 6, 1997 a "Unanimous Written Consent of the Board of Directors of RAM-Z Enterprises, Inc." was executed to amend the Company's Articles of Incorporation to reflect the name of the Company to be formerly changed to Hyperdynamics Corporation. This was done subsequent to a shareholder meeting where the name change was approved by vote of the shareholders. On January 7, 1997 a Certificate of Amendment of Certificate of Incorporation was duly filed with the State of Delaware, thus effecting the name change.

Investment  in  Revenue  Sharing  Agreement

On May 1, 1997, Hyperdynamics entered into a revenue sharing agreement with Internet Finance and Equipment, Inc. (A Florida Corporation referred to as "IF&E") and Sierra-Net, Inc. (A Nevada Corporation referred to as "Sierra-Net"). This agreement was pursuant to a "Stock Purchase Agreement" dated April 1, 1997 between Net Telecommunications, Inc., ISP.NET, Inc. and Hyperdynamics, as amended on April 25, 1997 whereby Hyperdynamics facilitated the acquisition of Sierra-Net through the issuance of 177,000 shares of the Company's restricted common stock. Hyperdynamics received a 4% interest in the gross revenues of Sierra-Net, Inc. (A Nevada based Internet Service Provider) as well as the right to 19% of the proceeds pursuant to any partial or complete sale of Sierra-Net, Inc. The monthly payments have been received consistently through the end of the year ended June 30, 1999. The payments have been recorded as a reduction to the book value of the revenue sharing agreement balance sheet amount that is reflected in the financial statements as of June 30, 1999.

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

Addition  to  the  MicroData  Team

On June 23, 1998 the company hired Harry James Briers as the new "Director of Integrated Information Systems". Mr. Briers also agreed with the company to re-direct all of his consulting business, formally known as "Perfect Solutions" in Houston, Texas. The agreement included that the Company obtains all of the rights to all future sales for products and services to these customers. Mr. Briers was issued 100,000 shares of restricted common stock in the transaction. At the time of the agreement, the stock issued was trading at $.51 per share. Mr. Briers carries an MBA from the University of Houston - at Clear Lake. His focus on mission critical enterprise-wide software applications broadens the scope of MicroData's capabilities. A major area of focus for Mr. Briers are integrated enterprise level software applications like the Great Plains client-server plus SQL mid-range accounting system. This enterprise level accounting platform is targeted for progressive growth companies with $10 million to $500 million in revenues. Mr. Briers enhances the primary mission focus of the Company's target market for its integrated IT services.

MicroData  implements  mid-range  system  project

On June 3, 1999 the Company announced a significant mid-range system project. MicroData Systems, Inc., (its wholly owned subsidiary) initiated an e-commerce development project with The Mattress Venture, LP of Houston, Texas. The
Mattress Venture, LP at the time supported eighteen (18) Franchisee's representing approximately one hundred thirty (130) stores across the country. According to Furniture/Today magazine, The Mattress Firm is currently the 46th largest furniture sales organization and fastest growing bedding specialty retailer in the United States with projected annual sales in excess of one hundred million dollars ($100,000,000). The initial project revenue was budgeted at $800,000 and could increase depending upon the startup or acquisition of additional stores. The Company has completed the planning phase of this core project as of September 23, 1999 and is beginning the development phase. The Company has recognized $329,276 in revenues off of this project through June 30, 1999.

MicroData Systems, Inc. was renamed to IThost.net Corporation and Mr. Harry Briers is elected as President

On August 4, 1999 the Company announced that it has amended the articles of incorporation of MicroData Systems, Inc. (A Texas Corporation and wholly owned subsidiary) to change its name to "IThost.net Corporation". Management believes that we must do everything possible to more clearly and easily communicate its mission to be a premier Information Technology Service Provider (ITSP). MicroData was founded in 1988 to provide computer and network technology equipment to such customers as Lockheed, Rockwell, Johnson Space Center (JSC-
NASA), The Texas Medical Center, and Chevron, to name a few. The Subsidiary's mission has now evolved to where it now plans, designs, implements, and manages its clients IT (information technology) infrastructures. The Company believes that the name "IThost.net" more accurately reflects its core business. While IThost.net Corporation is focused on migrating conventional business to e-business and to complete IT Hosting services, the name MicroData Systems, Inc. has been reserved for the company to establish a division that continues to provide more conventional IT services.

Mr. Harry Briers was elected president of IThost.net Corporation (Wholly owned subsidiary of Hyperdynamics Corp.).

Current  Direction  of  Business  Plan

As the United States Department of Commerce refers to "The Emerging Digital Economy", in annual reports over the last two years, Hyperdynamics would like to declare the "Digital Economy" officially emerged. The next report should be entitled "The Burgeoning Digital Economy".

     Mission  Statement
     To be the premier information technology services provider (ITSP) that maximizes its client's return on their technology investment.

Vision  Statement
The Company is in business to provide completely planned, designed, implemented and managed Information Technology (IT) based environments for business. With this directive the Company has developed and will develop on a continuing basis it's own "ITHOST.NET" integrated IT environment to become the Company's fully integrated product providing complete IT Hosting services.

In years past larger companies have had the luxury of having extensive resources to implement and manage their information technology budgets. They have learned that the more efficiently they balance their information technology (IT) investment with benefits, the more they can earn as a result of lowered expenses and increased productivity. As a rule, the smaller an organization becomes the less likely it is to be able to take cost effective advantage of the latest and best technology. Company's like ours, using the newest system management technology help remove the gap between small and large organizations. By acquiring technology based companies in the primary defined areas of information technology, we provide a total cost effective and competent service acting as the IT department. As a result our customers derive the benefits from highly trained professionals in the IT field and only pay for the actual amount they need.

The  phenomenal  information  technology  (IT)  industry

You cannot talk about information technology (IT) without having a major focus on the Internet, e-commerce, and e-business. The Internet and all of its functionality has now become a primary component of any company's IT infrastructure. Deciding how exactly to integrate with the Internet and achieving the optimum integration requires significant technical expertise. Hyperdynamics provides the design, implementation, and management services to support complete IT Hosting of a clients IT Department with a emphasis on e-Business (e-commerce is a subset of e-Business). The growth of the Internet and rapid movement of conventional business to e-Business puts Hyperdynamics in the middle of "The Millennium 2000 Gold Rush".

The Emerging Digital Economy II, published by the US Department of commerce discloses the following statistics and estimates in June 1999:

The  expansion  of  the  Internet
     - Total people across the globe with Internet access has grown to 171 million worldwide
     - From 1998 to 1999 web users increased 55%, Internet hosts rose by 46%, web servers increased by 128%, and new web addresses rose 137%
     - IDC Corporation (IDC) was said to report that between 1998 and 1999 revenues of U.S. Internet service providers (ISPs) will rise by 41%. IDC projects that these ISP revenues will continue growing at a compound annual rate of 28% through 2003.
     - As of June 8, 1999 Canada and the US make up 56.6% of total people with Internet access. This equates to 37% of US citizens and 36% of Canadians with Internet access at home or work.
     -     Concerning  electronic  commerce  in  the  digital  economy:

 "The newest innovations, which we label information technologies, have begun to alter the manner in which we do business and create value, often in ways not readily foreseeable even five years ago."

                                                                  Alan Greenspan
                                                 Chairman, Federal Reserve Board
                                                                     May 6, 1999

     - In the Emerging Digital Economy II, Patricia Buckley wrote "Two facets of the digital economy, electronic commerce (i.e. business processes which shift transactions to the Internet or some other non-proprietary, Web-based system) and the information technology
           (IT) industries that make e-commerce possible, are growing and changing at breathtaking speed".

     The  rise  in  e-commerce
     - The 1998 "Emerging Digital Economy Report" sited last year that, "In early 1998, forecasters were suggesting that business-to -business e-commerce might rise to $300 billion by 2002." Most forecasters now expect that to be a very low projection. "U.S. Online Business trade will Soar to $1.3 Trillion by 2003", According to Forrester Research's press release, December 17, 1998. (http://www.forrester.com).
           -------------------------
     - "Early 1998 estimates suggested that Internet retailing might reach $7 billion by 2000. In all probability, this level was exceeded last year (1998), current private estimates of 1998 online retail trade range between $7.0 billion and $15 billion. Forecasters now project online retail sales in the range of $40 billion to $80 billion by 2002. And even these increased forecasts of both business-to-business and business-to-consumer e-commerce may prove to be low if a recent study financed by Cisco Systems, which estimates that 1998 total e-commerce (both business-to-business and business-to-consumer) was $102 billion, is a more accurate estimate."

Increasing  Global  Markets

The Department of Commerce reports that the U.S. and Canadian share of world Internet users has declined from 62 percent in 1997 to 57% in May 1999. The report basically says that the rest of the world is catching up and the most important aspect for the world to come online is the development of the critical infrastructure in developing countries. U.S. companies will continuously have opportunities for e-commerce in foreign countries and they will also have increasing competition in a reciprocal manner.

New  ways  of  doing  business

Hyperdynamics facilitates its client's e-Business integration by defining new business models, new processes, and dramatically changing the way they do business. The explosion of e-Business is having an effect that goes way beyond the tangible dollar value of the sales on the Internet. Companies that implement effective e-Business models will have substantial competitive advantages by providing timely and useful information through the web, expanding personal choices, providing enriched services, and increasing productivity through efficiency inherent with their newly integrated capabilities.

In "The ASP Industry News", August/September 1999 edition, an article entitled "It's Time to Get Out of the IT Business", Mr. Brad Bishop, CEO for AVCOM Technologies writes about how Scott McNealy, CEO for Sun Microsystems is advising businesses to stop buying computer hardware and software. Mr. Bishop makes a case for "one of the hottest new trends in the computer industry: application service provisioning (ASP). He writes "With application service provisioning, you don't have to invest in the hardware, software and staff needed to support mission-critical business applications." He further writes, "Finding an ASP with experience in sophisticated enterprise applications is the key to success. Application service provisioning demands highly secure, high-speed data hosting and a wealth of expertise. Neither traditional ISP's or system integrators have all the necessary skills. It takes a special breed". Hyperdynamics exists to be that special breed. With our positioning as an information technology service provider (ITSP), application service provisioning is a primary subset of the business plan we implemented a year ago.

The  shortage  of  IT  workers  and  related  strategy

In the United States there was reported vacancies of approximately 350,000 information technology (IT) related jobs in 1997. The Labor Department projects the need for an additional 95,000 IT jobs annually between now and the year 2005. With only an estimated 25,000 new IT graduates coming out into the workforce annually, there is a serious shortage of IT talent. According to the Emerging Digital Economy II, published by the US Department of Commerce in June of 1999, "Organizations, both public and private, continue to experience real difficulty in recruiting and retaining employees with specialized IT skills." This presents a serious growth opportunity for Hyperdynamics Corporation because of its acquisition strategy to acquire information technology based companies with a heavy emphasis on the talent and experience within each company. By obtaining the talent, we believe that coupled with a reasonable marketing plan that we will continue to substantially increase IT service revenues.

In addition to its acquisition strategy, the "ITHOST.NET" strategy to intensely cross train its IT professionals and build its virtual IT department will increasingly attract top technical talent. This integrated service is positioned towards total IT outsourcing. One of the reasons that there is a shortage of IT professionals is due to the lack of standards established across all areas of a company's IT infrastructure. With a lack of standards, companies create a maze of complex system designs. The larger and more diverse the organization, generally the more complex the system. This is what has spawned the emergence of enterprise-wide application technology. Larger companies invest large amounts of resources in the implementation of these types of applications that allow the organization to standardize the way it does business. The enterprise applications cross over departmental boundaries, subsidiary lines, and possibly even industry lines in the case of conglomerates or modified conglomerates. Business managers are learning that by standardizing the components used for each area of information systems that the ultimate total cost of ownership will be greatly reduced. The hard dollar benefits are somewhat difficult to evaluate because some of the real benefits are long-term in nature. The soft-dollar benefits, such as increased organizational productivity are unfortunately not often considered until a competitor is able to provide a product or service more efficiently and your company is fighting to stay in business. Hyperdynamics' IT professionals have developed a complete standards based information system design and is providing a one-stop IT Hosting option for its clients.

ITHOST.NET will provide a complete design from the integrated voice and data phone system to the integrated enterprise-wide software applications which run geographically independent across an organizations network infrastructure. One challenge will be to make the services flexible enough to handle a wide-range of companies in many different industries without compromising foundational standards. This is the reason that partnership with companies like Great Plains Software is so important.

An integrated information technology environment includes all factors associated with the design, implementation, and maintenance of an organization's Intranet and Internet related communications. Technologies such as ATM (Asynchronous Transfer Mode) allow the real world convergence of voice, video, and data across a single fiber and/or copper cable plant. With this technology a computer workstation can now be transformed into a complete communication device that through standards based applications will allow a single cable connection to seamlessly support integrated applications such as video conferencing, telephone, voice mail and email, and many other enterprise-wide productivity based applications.

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

Subsidiary  -IThost.net  Corporation  (Formerly  MicroData  Systems, Inc. (MDS))

The primary focus in fiscal year end June 30, 1999 was on the fulfillment of the MDS's goal to establish itself as a complete information technology service provider (ITSP). MicroData's increasing capabilities have provided the foundation for the company to build on its plan to be the Premier Information Technology Service Provider and to initiate its IT Hosting service.

During the year MDS successfully shifted its revenue base clearly more to IT services. To support this goal MDS enhanced or maintained certifications with Microsoft as a Microsoft Solution Provider, Great Plains Software as eEnterprise reseller, Intel Product Dealer, Citrix Systems Certified reseller, 3Com Network Systems Integrator, Xerox Peripherals reseller, and Extreme Networks Premier VAR to name a few. With its relationship with Intel, the Company has the capability to provide custom hardware solutions along with its IT services. This capability provides a tighter integration for its services.

IThost.net Corporation (Formerly MDS) plans to implement and market its IT Hosting infrastructure by the second quarter of fiscal year end June 30, 2000. It has registered ITHOST.NET as its Internet address to establish its national presence.

Subsidiary  -  Wired  &  Wireless  Corporation

Wired & Wireless is continuing to provide wireless equipment for wireless television to customers in Mexico and South America. Ted Tarver, President for Wired & Wireless has negotiated with primary suppliers to provide certain key inventory items on a consignment basis. The primary goal for Wired & Wireless is to continue to increase its wireless equipment sales with an increasing number of customers.

Hyperdynamics Corporation provides complete IT Hosting services, acting in the capacity of its clients IT department, and services its clients by migrating conventional business to e-Business. It also continues to provide conventional based IT services through its MicroData division. This gives the Company the flexibility to service its clients in a way that they feel the most comfortable while being educated about the new ways of acquiring IT Hosting services. Hyperdynamics expects to continue to grow from expanding operations as well as through acquisition in the fiscal year ending June 30, 2000.

Item  2     PROPERTIES

The  office  of  the  Company  is  located  at  2656 South Loop West, Suite 103,
Houston, Texas 77054 where the Company leases approximately 3,000 sq. ft. of commercial office space for itself, Wired & Wireless Coroporation, and MicroData Systems, Inc. The Company pays $3,065 per month. This is a month to month lease. In the center of the space the Company has developed its communications and computer room which serves as the network server center, wide area network hub including its Internet point of presence (POP), and central telephone room. The space is secured by a monitored alarm system. The Company has plans to either expand its facilities at the current location or to lease new facilities for a corporate office as it continues to grow. Additionally, Wired & Wireless has leased approximately 5,000 square feet of warehouse facility to hold its wireless inventory and consigned inventory, if any. The Company pays $1,700 per month for this facility. This lease expires on May 1, 2000. The Company believes that its offices and warehouse are adequate for its present future needs.

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

Item  4     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

On August 26, 1999, the company held its annual shareholder meeting as disclosed in the proxy statement "PRE 14A" filed on July 14, 1999. The shareholder meeting was for shareholders of record at July 14, 1999. There was 12,405,503 shares outstanding on that date. All nominated directors were duly elected, a preferred class of stock was authorized by the shareholders for the directors to use as they see fit with regard to capitalization. John B. Evans II, CPA was ratified as the auditor for the fiscal year end June 30, 1999.

The  voting  results  including  proxy's  received  were  as  follows:

Directors  Elected

                # of shares FOR  # of shares AGAINST  # of shares ABSTAIN
Kent Watts            9,709,352                    0                1,000
Robert J. Hill        9,709,352                    0                1,000
Ted W. Tarver         9,709,352                    0                1,000

Authorization to amend Articles of Incorporation to provide 20,000,000 shares of Preferred Stock

     #  of  shares FOR          # of shares AGAINST          # of shares ABSTAIN

        7,601,368                     5,200                       116,300

                            RATIFY JOHN B. EVANS II, CPA

     #  of  shares FOR          # of shares AGAINST          # of shares ABSTAIN

        9,706,352                     5,000                          0

                         OTHER BUSINESS - NONE DISCUSSED

     #  of  shares FOR          # of shares AGAINST          # of shares ABSTAIN

        9,686,672                     5,180                        18,500

                                     PART II


Item 5     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Price  Range  Of  Common  Stock
The Company's Common Stock is traded on the OTCBB under the symbol "HYPD." The following table sets forth the quarterly high and low bid prices per share for the Common Stock, as reported by the OTCBB. The bid prices reflect inter-dealer quotations, do not include retail markup, markdown, or commission and do not necessarily reflect actual transactions.

                High Bid  Low Bid

1998
First Quarter     2.1250   1.0000
Second Quarter    1.7500   0.5100
Third Quarter     1.3750   0.1560
Fourth Quarter    0.8750   0.2500


1999

First Quarter     1.2500  0.25000
Second Quarter    2.2500  0.78125
Third Quarter     3.5000  0.28125
Fourth Quarter    1.3750  0.46875

On September 21, 1999, the last bid for the Common Stock as reported by the OTCBB was $0.78125 per share. On September 21, 1999, there were approximately 450 stockholders of record of the Common Stock.

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

Recent  Sales  of  Unregistered  Securities

During the year ended June 30, 1999, the following transactions were effected by the Company in reliance upon exemptions from registration under the Securities Act of 1933 as amended (the "Act") as provided in Section 4(2) thereof. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Act and setting forth the restrictions on the transferability and the sale of the securities. No underwriter participated in, nor did the Company pay any commissions or fees to any underwriter in connection with any of these transactions. None of the transactions involved a public offering. The Company believes that each person had knowledge and experience in financial and business matters which allowed them to evaluate the merits and risk of the receipt of these securities of the Company. The Company believes that each person was knowledgeable about the Company's operations and financial condition.

On April 1, 1999, the Company issued an option to purchase up to 350,000 shares of common stock of the Company to Michael Watts as compensation under a consulting agreement. The fair market value of the common stock on the date of the grant of this option was $.50 per share. This option has a strike price of $.50 per share and expires on April 1, 2001. Michael Watts is the brother of Kent Watts, who is a Director, President and CFO of the Company .

On April 1, 1999, the Company issued an option to purchase up to 30,000 shares of common stock of the Company to Heidi Youtsey as compensation for consulting services in connection with marketing. The fair market value of the common stock on the date of the grant of this option was $.50 per share. This option has a strike price of $.50 per share and expires on April 1, 2001.

On April 1, 1999, the Company issued an option to purchase up to 100,000 shares of common stock of the Company to Ted Tarver, who is a Director of the Company, as compensation. The fair market value of the common stock on the date of the grant of this option was $.50 per share. This option has a strike price of $.50 per share and expires on April 1, 2001.

On April 1, 1999, the Company issued a warrant to purchase up to 200,000 shares of common stock of the Company to Randy Massey as compensation as a consultant in relation to acquisitions. The fair market value of the common stock on the date of the grant of this warrant was $.50 per share. This warrant has a strike price of $.50 per share and expires on April 1, 2002.

On April 1, 1999, the Company issued a warrant to purchase up to 150,000 shares of common stock of the Company to Colleen Wilkins as compensation as a marketing consultant. The fair market value of the common stock on the date of the grant of this warrant was $.50 per share. This warrant has a strike price of $.50 per share and expires on April 1, 2001.

Item 6 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


              CAUTIONARY  STATEMENT ON FORWARD-LOOKING INFORMATION

The Company is including the following cautionary statement to make applicable and take advantage of the safe harbor provision of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on
behalf  of,  the  Company.   This  Annual  Report  on  Form  10-KSB  contains
forward-looking statements. Forward-looking statements include statements concerning plans, objectives, goals, strategies, expectations, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Certain statements contained herein are forward-looking statements and, accordingly, involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitations, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectations, beliefs or projections will result or be achieved or accomplished. In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in the view of the Company, could cause actual results to differ materially from those discussed in the forward-looking statements: the ability of the Company to respond to changes in the information system environment, competition, the availability of financing, and, if available, on terms and conditions acceptable to the Company, and the availability of personnel in the future. The Company has no obligations to update or revise these forward looking statements to reflect future events.

The following discussion should be read in conjunction with the financial statements and notes thereto for the fiscal years ended June 30, 1999 and 1998.

General
With its focus heavily on Wired & Wireless in FYE 1998 the Company started to aggressively pursue some promising core revenues from a significant customer in Mexico, Central & South America. Unforeseen delays, in the culmination of these core sales put an unexpected strain on the Company's continued ability to grow in other areas and to capitalize itself with adequate working capital and investment capital.

In 1999, the Company successfully shifted its primary focus of the Company to be the Premier Information Technology Service Provider (ITSP). The Subsidiary, MicroData, shifted its sales and marketing efforts from lower margin equipment sales to higher contribution margin business as an IT service company. Subsequent to the fiscal year 1999 MicroData's name was changed to IThost.net Corporation. The acquisition strategy of the Company has not yet been implemented. It has been delayed thus far due to time consuming negotiations of acceptable capital structures and the belief by management that the Company's stock has been undervalued in recent months.

Results  of  Operations

Revenues increased to $1,498,124 for the year ended 1999, from $820,535 for 1998. The 83% increase was primarily due to the major emphasis and focus on the information technology services and e-Business related sales compared to a divided focus with Wired & Wireless Subsidiary's equipment sales the year before.

Cost of revenues increased to $870,151 (58% of revenue) for the year ended 1999, from $702,164 (86% of revenue) for 1998.

Selling, General and Administrative expenses increased to $774,378 (52% of revenue) for the year ended 1999, as compared to $693,001 (84% of revenue) for 1998.The increase was primarily due to increased labor costs associated with establishing the e-Business programs and IT Hosting services.

The Net Loss of the Company was $(184,546) for the year ended 1999, or ($0.02) per share, compared to $(558,324) or ($0.07) per share for 1998.

During the last two quarters of 1999 the Company reported profits of $2,565 and $22,304 respectively. This improvement was a result of the culmination of core projects for e-Business and IT Hosting services.

Liquidity  and  Capital  Resources

The Company has no long-term debt obligations or other related requirements or contingencies.

The Company has a need for additional working capital to implement the e-Business and IT Hosting services as well as to recognize its growing sales forecast. It has invested in equipment and software infrastructure out of its working capital as it has been able to.

The Company needs both additional investment capital and working capital to Continue developing its core sales and IT service capabilities.

Estimated working capital requirements of $500,000 is needed to allow the Company to substantially increase its current sales forecast of IT services. While continuing to increase its sales and marketing, core business obtained in the last quarter of 1999 is very important to the continued progress of operations.

As of October 8, 1999 management has three plans to obtain additional needed working capital.
1. The Company is proceeding to facilitate the sale of SierraNet, Inc. of which it has a 19% interest in the proceeds of such sale. It is expected that this sale could generate up to $475,000 of additional working capital.
2. The Company is in negotiations with and evaluating the sale of its wholly owned Subsidiary Wired and Wireless Corporation. It has been determined that this transaction would result in immediate improvement of its working capital and result in an extra-ordinary gain for the Company.
3. The Company is preparing a private placement memorandum to raise an additional $1,000,000 to $2,000,000 dollars of working capital and investment capital for implementing its IT hosting infrastructure as well facilitate an acquisition.

In addition to raising working capital, the Company plans to implement its plans to raise capital to qualify it to be listed on a national Stock Exchange such as NASDAQ. The Company is in negotiation with various private investors to structure a private transaction that could potentially help to qualify the Company for listing on a stock exchange. Additional strategies to raise capital will be implemented as the Company moves towards its more strategically based acquisitions. Upon qualifying for listing on an exchange, the Company intends to prepare an underwriting package to attract the right team for a new securities registration to be used to raise substantially more capital to support its IT Hosting business plan. This new registration will include plans to acquire Entrepreneurial based and technically talented companies to enhance the Company's e-Business and IT Hosting capabilities.

Factors  effecting  future  results

As discussed in the Liquidity and Capital Resources section the Company has significant needs for additional capital. The Company has minimal financial resources due to its need for this growth capital. Should the Company be delayed in obtaining these needed resources as planned, its planned growth through expanding core operations as well as acquisition could slow down do to a natural tightening of its cash flow.

In order for the Company to be successful with its IThosting business plan, it needs to strengthen its core IT infrastructure. On April 25, 1997, the Company acquired a contract interest in revenues from SierraNet, Inc., a Nevada Internet Service Provider. The third-party purchaser of SierraNet, Internet Finance and Equipment, Inc. of Florida, agreed to this contract right in return for our participation in financing their acquisition of SierraNet through issuance of 177,000 shares of the Company's restricted stock to the sellers. This contract right provides the Company with 4% of monthly gross revenue of SierraNet, and 19% of sale proceeds should SierraNet be sold. The Revenue Sharing Agreement has been consistently generating payments on a monthly basis. The Company is looking into the possibility of facilitating the sale of SierraNet that would provide an extraordinary gain and increase its working capital. This would allow the Company to make several pending decisions to strengthen the IThost.net infrastructure. It would also enrich the sales and marketing efforts and revenue potential of IThost.net Corporation (the Company's wholly owned subsidiary).

In addition to the sale of SierraNet, the Company is evaluating the use of a Reg-D private placement to raise its necessary working capital as well as the prospect of a new registration under the 1933 Securities Act to raise substantially more capital for its acquisition roll up plans.

The Company plans to primarily focus on its capital raising and acquisition strategy for FYE 2000. The Company is extremely close to substantially profitable operations on a recurring basis. Additionally, there are plans to hire a Marketing and Sales vice president in FYE 2000 to focus on the sales of its ITHOST.NET services. By closing additional core business, providing for adequate capitalization, and establishing the relationship with the appropriate underwriter, the Company expects to move into a rapid growth mode by the third quarter of fiscal year 2000.

Year  2000  Issues  and  Y2K

All of the Company's hardware and software have been acquired and represented by the sellers to be fully Y2K compliant. The Company presently anticipates no Y2K impact in connection with its suppliers or customers. However, the Company is presently assessing its Year 2000 compliance status and the status of its suppliers and customers. Furthermore, since the Company's future revenues from the Internet operations are wholly dependent on others being able to use their own computers to connect to the Internet, there can be no assurance that the Company will escape the consequences of a Year 2000 compliance deficiency. The Company's web-sites are hosted at its central office and currently uses Concentric Network for its primary access circuits. Concentric is a large national tier-1 backbone provider.

The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculation causing disruption of business activities.

Based on ongoing assessments, the Company believes that no significant modifications of existing computer software will be required. The Company believes that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The Company also believes that costs related to the Year 2000 issue will not be significant.

The Company has assessed its relationships with significant suppliers and customers to determine the extent to which the Company is vulnerable to any known third party's failure to remedy their own Year 2000 issues. Based on these assessments, management believes that significant exposure does not exist with respect to known third parties.

Y2K  Contingency  Plans

In the event that the Company's computers ultimately are shown not to be Y2K compliant, the Company will shift its internal and external programming capabilities to addressing Y2K compliance.

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

            DISCLOSURE

     Not Applicable.

                                    PART III


Item  9     DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
            COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT

Executive  Officers  and  Directors
The following table sets forth the names and positions of each of the executive officers and directors of the Company.

Name                                    Position                 Age
Kent Watts                 Director, Chief Executive Officer,     41
                           and Chief Accounting Officer

Robert J. Hill             Director, Vice President               45

Ted W. Tarver              Director, President for                44
                           Wired & Wireless Corporation

Lewis Ball                 Secretary                              68

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

Kent Watts, age 41, became Chairman of the Board of Directors and was named the companies President and Chief Executive Officer on June 4, 1997 simultaneously with the resignation of Greg J. Micek. He has served as a Director, Chief Financial Officer, and Chief Information Officer of the Company since January 17, 1997. Mr. Watts has been a certified public accountant in Texas since 1985 and a licensed Real Estate broker since 1979. He received a Bachelor of Business Administration Degree from the University of Houston in 1983. Mr. Watts founded MicroData Systems, Inc., a subsidiary of the Company, in 1988. He has extensive experience working with management information systems. Mr. Watts has been involved in the design, implementation and management of heterogeneous, multi-protocol networks. He has substantial technical experience with a variety of operating systems, relational databases, and client-server based software applications. He brings to the Company an interesting blend of business and technical experience.

Robert J. Hill, age 45, has served as the Chief Operating Officer of the Company since June 1996 and as Chief Operating Officer and a Director of the Company since August 26, 1996. Starting in July of 1997 Mr. Hill became the Vice President of the Company and has served as the Vice President and a Director of the Company to date. Before joining the Company, Mr. Hill served for two years as vice president of Hudson-Trinity Incorporated, a privately-held Internet service provider and network engineering company that also contracted senior network engineers to Loral Space Systems, Inc., the principal civilian contractor for the design, development and installation of NASA's new manned space flight control center. Previously, Mr. Hill served for three years as Acquisition Manager for Loral Space Systems, Inc. Mr. Hill has earned an MBA degree from South Eastern Institute of Technology and a BA degree from the State University of New York at Potsdam.

Ted W. Tarver, age 44, was President of Wireless Cable Connection, Inc. (WCC) until October of 1997 when he became President of Wired & Wireless Corporation (Wholly owned subsidiary of HyperDynamics Corporation). Beginning in the wireless industry in 1979 and while operating WCC, Mr. Tarver played major roles in the development of over 50 wireless TV systems. Mr. Tarver has served as a Director of the Company since February of 1998. He plans to use his wireless technology experience to help the Wired & Wireless subsidiary establish itself in the international wireless industry with a unique capability to provide complete end to end wireless systems supporting voice, video, and data applications over wireless infrastructures.

Lewis E. Ball, age 68, has served as the secretary of the Company since 1997 and as the Chief Financial Officer from June 1996 to January 1997. He has been a financial consultant to a number of companies since 1993. Mr. Ball has served as a director of JVWeb, Inc. since 1997 and as secretary and treasurer of JVWeb, Inc. since 1998. Mr. Ball has many years of industry experience as a chief Financial Officer with Stevenson Services, Inc. and Richmond Tank Car Company (from 1983 to 1993). Mr. Ball is a Certified Public Accountant and a Certified Management Accountant. Mr. Ball has a B.B.A. in Finance from the University of Texas, and he did post-graduate work in accounting at the University of Houston.

Certain  Securities  Filings

COMPLIANCE  WITH  SECTION  16(A)  OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934

The Company believes that Kent Watts, Bob Hill, Ted Tarver, and Lewis Ball have filed reports under required under section 16(A).

Item  10     EXECUTIVE  COMPENSATION

The following table reflects all forms of compensation for services to the Company for the fiscal years ended June 30, 1997, 1998 and 1999 of the executive officers of the Company. No executive officer of the Company received compensation that exceeded $100,000 during 1999.

                                SUMMARY COMPENSATION TABLE

                                               ANNUAL COMPENSATION         LONG TERM COMPENSATION

                                                                              AWARDS        PAYOUTS
                                                                 OTHER     RESTR  SECURITIES          ALL
                                                                 ANNUAL    ICTED  UNDERLYING         OTHER
NAME AND                                                         COMPE-    STOCK   OPTIONS    LTIP  COMPEN-
   PRINCIPLE                                SALARY       BONUS   NSATION   AWARDS   SARS    PAYOUTS  SATION
   POSITION                        YEAR        $           $        $        $       #        $        $

Kent Watts (1)                     1999      $84,000      $-0-     $-0-    $-0-       -0-   $-0-   $-0-
     Chief Executive  Officer      1998       84,000       -0-      -0-     -0-       -0-    -0-    -0-
     Chief Financial Officer       1997       60,000       -0-      -0-     -0-       -0-    -0-    -0-

Robert J. Hill                     1999      $72,000      $-0-     $-0-    $-0-       -0-   $-0-   $-0-
     Vice President                1998       72,000       -0-      -0-     -0-       -0-    -0-    -0-
                                   1997       72,000       -0-      -0-     -0-   130,000    -0-    -0-

Chief  Executive  Officer  Compensation

On July 21, 1999, the Board of Directors of Hyperdynamics Corp. unanimously agreed to the terms of a "Executive Employment Agreement" for Kent Watts. The Agreement was duly executed on July 21, 1999 which establishes Mr. Watts as the Company's President, Chief Executive Officer (CEO), and Chief Financial Officer
(CFO). In the agreement it is noted that the Company intends to hire a new CFO at the time the board deems it to be beneficial to the Company. At that time, Mr. Watts will continue his responsibilities as President and CEO while relinquishing his duty as CFO.

The contract allows for a base salary of $100,000 annually with a performance based incentive salary based on 5% of adjusted net income, up to an additional $100,000 in salary. Therefore, maximum salary under the Agreement is $200,000 annually. Additionally, Mr. Watts will receive 7,000 options with a strike price of $1.00 per share for unrestricted common stock for each $1,000,000 of revenue generated in fiscal year end June 30, 2000, by the Company, in excess of the revenues reported for the fiscal year end June 30, 1999.

Director  Compensation

The Company does not currently pay any cash directors' fees, but it pays the expenses of its directors in attending board meetings. There have been no director meeting expense reimbursements for 199 and 1998.

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

Options to purchase 1,620,000 shares of registered common stock have been approved under the Plan. Such options will vest over a five-year or other negotiated period and will have a strike at a price set at the time of grant and based on the then current market value of the stock. The President of the Company has the authority as given by the Board of Directors to negotiate stock option agreements with corporate consultants as well. As of September 21, 1999, options to purchase 1,517,060 shares have been granted under this plan and 646,581 of these have been exercised. This leaves 870,479 shares granted under employment or consulting agreements but not yet to be exercised and 102,940 shares left to be granted pursuant to employment or consulting agreements. This is a total of 973,419 shares available under the plan not yet issued.

The Company also has 5,000 remaining shares available to issue pursuant to the S-8 filing on August 13, 1996 and 64,212 shares available pursuant to the S-8 filing on December 31, 1996.

The purpose of the stock option program will be to further the interest of the Company, its subsidiaries and its stockholders by providing incentives in the form of stock options to key employees, consultants, and directors who contribute materially to the success and profitability of the Company. The grants will recognize and reward outstanding individual performances and contributions and will give such persons a proprietary interest in the Company, thus enhancing their personal interest in the Company's continued success and progress. This program will also assist the Company and its subsidiaries in attracting and retaining key employees and directors.

Item  11     SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS AND MANAGEMENT

The following table sets forth certain information at September 21, 1999, with respect to the beneficial ownership of shares of Common Stock by (1) each person who owns beneficially more than 5% of the outstanding shares of Common Stock,
(2)  each director of the Company, (3) each executive officer of the Company and
(4)  all  executive  officers  and  directors  of  the  Company  as  a  group.

NAME AND ADDRESS OF                       SHARES BENEFICIALLY OWNED
 BENEFICIAL OWNER
-------------------
                                              NUMBER     PERCENT

Kent Watts
2656 South Loop West, Suite 103
Houston, Texas 77054                           1,015,000    7.93
Robert J. Hill
2656 South Loop West, Suite 103               139,600 (1)
Houston, Texas 77054                                        1.09
Ted W. Tarver
2656 South Loop West, Suite
103
Houston, Texas 77054                          300,000 (2)   2.34
Lewis E. Ball
2656 South Loop West
Suite 103
Houston, Texas 77054                           54,560 (3)   0.43
Emerald Bay Interests LTD                   5,933,333 (4)  46.34
All directors and executive officers as a
group (4 persons)                              1,509,160   11.79
Other Group which may be affiliated         1,410,900 (5)  11.02

(1) This amount includes 3-year options to purchase 139,600 shares of the common stock of the company for a strike price of $1.25 per share which was granted 130,000 on July 23, 1997 and 9,600 on August 10, 1996.
(2) This amount includes currently exercisable options to purchase up to 100,000 shares of common stock of the Company at an exercise price of $.50 per share, and currently exercisable warrants to purchase up to 100,000 shares of common stock of the Company at an exercise price of $.51 per share.
(3) This amount includes currently exercisable options to purchase up to 8,760 shares of common stock of the Company at an exercise price of $.75 per share, currently exercisable options to purchase up to 33,300 shares of common stock of the Company at an exercise price of $1.25 per share, and currently exercisable warrants to purchase up to 12,500 shares of common stock of the Company at an exercise price of $.51 price share.
(4) Due to Registrant's inability to pay certain liabilities as they become due, Registrant's Board of Directors approved on July 15, 1997 a bridge financing arrangement (the "Financing") with Emerald Bay Interests, LTD ("EBI"). The total debt of $350,000 plus accrued interest was converted to 5,833,333 shares of the company's common stock.

(5) On August 15, 1996 the Company went through a reorganization which resulted in the issuance of 1,540,000 shares of common stock to certain shareholders. The following is the total remaining outstanding shares at September 21, 1999, that the Company believes may be a group acting in concert with regard to control of the Company. The Company's stock issuance records show the following list:

NAME                             #  OF  SHARES

Peterson                                25,000
Thompson                               102,150
Klausmeyer                             237,250
Strawn                                 339,300
Cicero Cinzano                          50,000
HuggerMugger                           102,200
Segal/Alex Trust                        45,000
FYJIGIM                                 45,000
Nationsbank/Thompson family trust       45,000
Flicker                                 70,000
Q-Marq                                 115,000
Eurotrade                              160,000
Tobem                                  100,000
                                       -------
Total                                1,410,900

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

Michael Watts, the brother of Kent Watts, has conducted certain securities brokerage business with Emerald Bay Interests, LTD. Michael Watts was retained by the Company in April, 1996 as a consultant in the area of acquisitions. Under that agreement the Company granted 275,000 stock options to Michael Watts. The Board of Directors has renewed the consulting agreement with Michael Watts through March, 2000. In December, 1997, the Company adjusted the original consulting agreement to include a total of 375,000 currently exercisable options exercisable 1/3 at $.625, 1/3 at $1.00, and 1/3 at $1.375 per share expiring on June 30, 2000. In April 1, 1999, pursuant to the consulting agreement, the
Company granted to Michael Watts 350,000 currently exercisable options exercisable at $.50 per share expiring in March, 2001. Some of these options have been exercised. As of June 30, 1999 Michael Watts has exercised all options except 343,819 options at $.50 strike price.

In December, 1998, Kent Watts purchase a convertible promissory note of the Company from a note holder. The Company had not made any payments of principal or interest on the note. This promissory note was paid off to Kent Watts by the Company at a 50% discount to the principal balance remaining and without any accrued interest, to Kent Watts in May, 1999. The Company paid $12,500 to Mr. Watts. This transaction extinguished the debt.

Item  13     EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (a)     EXHIBITS

             The following exhibits are filed with this Annual Report or are incorporated herein by reference:

             Exhibit  Number     Description

             21.1     Subsidiaries  of  Registrant

             27       Financial  Data  Schedule

     (b)     REPORTS  ON  FORM  8-K

             None.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 24th day of March 1999.

                           HyperDynamics  Corporation

                           By:  /s/  Kent  Watts
                           --------------------
                           Kent  Watts,  Chairman  of  the  Board,
                           Chief Executive Officer, and Chief Accounting Officer


     Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons in the capacities and on the dates indicated:

Signature                         Title                    Date

/s/ Kent Watts         Chairman of the Board,       Septermber 24, 1999
---------------------  Chief Executive Officer and
Kent Watts             Chief Accounting Officer
/s/ Robert Hill        Director                     September 24, 1999
---------------------
Robert Hill
/s/ Ted W. Tarver      Director                     September 24, 1999
---------------------
Ted W. Tarver

                            HYPERDYNAMICS CORPORATION
                          Audited Financial Statements
                          Index To Financial Statements


Independent  Auditor's  Report                                               F-2

Balance  Sheets  as  of  June  30,  1999  and  1998                          F-3

Statements of Income for the years ended June 30, 1999 and 1998              F-4

Statements of Changes in Stockholders' Equity for the years
ended June 30, 1999 and  1998                                                F-5

Statements of Cash Flows for the years ended June 30, 1999 and 1998          F-6

Notes  to  Financial  Statements                                             F-7

                          Independent Auditor's Report


                                JOHN B. EVANS II
                           CERTIFIED PUBLIC ACCOUNTANT
                            Three Riverway, Suite 120
                            Houston, Texas 77056-1909
                              Voice (713) 623-2898
                                Fax (713)960-8128
September  24,  1999

To  the  Board  of  Directors
HyperDynamics  Corporation
Houston,  Texas

I have audited the accompanying consolidated balance sheets of HyperDynamics Corporation (a Delaware corporation) and subsidiaries as of June 30, 1999 and June 30, 1998, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HyperDynamics Corporation as of June 30, 1999 and June 30, 1998, and the results of its operations and its cash flows for the years then ended, in conformity with
generally  accepted  accounting   principles.


/s/ JOHN  B.  EVANS,  II

                                    HYPERDYNAMICS CORPORATION
                                   CONSOLIDATED BALANCE SHEETS
                                  As of June 30, 1999 and 1998


ASSETS

Current Assets                                                            1999          1998
  Cash                                                                $    67,483   $     4,908
  Certificate of deposit (restricted)                                                    94,000
  Accounts receivable - trade                                              86,386       149,249
                        other                                               5,001        30,013
  Inventory                                                                96,960        65,508
  Revenue interest - current portion                                       35,970        35,970
  Pre-paid Expenses                                                                      40,000
  Other
                                                                      ------------  ------------
     TOTAL CURRENT ASSETS                                                 291,800       419,648

  Property and Equipment                                                  108,435        83,153
  Other Assets
     Revenue Interest net of current portion                               58,658       104,458
     Intangible assets - net                                               59,592        51,000
     Other Assets - deposits                                                5,048         4,348
                                                                      ------------  ------------
     TOTAL OTHER ASSETS                                                   123,298       159,806

     TOTAL ASSETS                                                     $   523,533   $   662,607
                                                                      ============  ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable                                                    $   171,037   $   271,212
  Accrued expenses                                                         11,200           525
  Accrued taxes                                                             4,699        12,353
TOTAL CURRENT LIABILITIES                                                 186,936       284,090
                                                                      ------------  ------------
TOTAL LIABILITIES                                                         186,936       284,090
                                                                      ------------  ------------
Stockholders' Equity
  Common stock, par value $0.001; 50,000,000 shares                        12,409        12,208
  authorized; 12,409,503 and 12,208,321shares issued and outstanding.
  Additional paid-in capital                                            1,709,925     1,567,500
  Retained (deficit)                                                   (1,385,737)   (1,201,191)
                                                                      ------------  ------------
     TOTAL STOCKHOLDERS' EQUITY                                           336,597       378,517
                                                                      ------------  ------------
     TOTAL LIABILITIES AND
     STOCKHOLDERS EQUITY                                              $   523,533   $   662,607
                                                                      ============  ============

                        See  accompanying  notes.

                            HYPERDYNAMICS CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                   For the Years Ended June 30, 1999 and 1998


                                         1999         1998
Revenues                             $ 1,498,124   $  820,535
Cost of Revenues                         870,151      702,164
                                     ------------  -----------
     GROSS MARGIN                        627,973      118,371

Operating Expenses
  Selling                                 49,298       39,988
  General and Administrative             725,080      653,013
  Depreciation and Amortization           25,761       14,293
                                     ------------  -----------
     TOTAL OPERATING EXPENSES            800,139      707,294

     OPERATING LOSS                     (172,166)    (588,923)

Other Income (Expense)
  Other income / expenses                 (1,166)       3,750
  Gain on sale of securities                           29,980
  Loss on disposal of asset               (7,972)
  Interest income                          1,461          297
  Interest expense                        (4,703)      (3,428)
                                     ------------  -----------
     TOTAL OTHER INCOME (EXPENSE)        (12,380)      30,599
                                     ------------  -----------


     LOSS FROM CONTINUING OPERATIONS    (184,546)    (558,324)
                                     ------------  -----------
     NET LOSS                        $  (184,546)  $ (558,324)
                                     ============  ===========
Loss per Common Share
  Continuing operations                    (0.02)       (0.07)
  Discontinued operations                   N/A           N/A

     NET LOSS PER COMMON SHARE       $     (0.02)  $    (0.07)

Weighted average share outstanding    12,264,945    8,362,335

                             See accompanying notes.

                                          HYPERDYNAMICS CORPORATION
                          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                  For The Years Ended June 30, 1999 and 1998

                                         COMMON STOCK
                                         SHARES    AMOUNT   PAID IN CAPITAL   RETAINED (DEFICIT)     TOTALS
BALANCES - JUNE 30, 1997                5,596,989  $ 5,597  $        696,111  $         (642,867)  $  58,841
  Common stock issued for cash          6,411,332    6,411           769,589                         776,000
  Common stock issued to purchase         100,000      100            50,900                          51,000
  certain assets of Wireless cable
  connection
  Common stock issued to purchase         100,000      100            50,900                          51,000
  interest in customer list of Perfect
  Solutions, Inc.
  Net (loss)                                                                            (558,324)   (558,324)
                                       ----------  -------  ----------------  -------------------  ----------
BALANCES - JUNE 30,1998                12,208,321  $12,208  $      1,567,500  $       (1,201,191)  $ 378,517
  Common stock issued for cash            201,182      201           142,424                         142,625
  Net (loss)                                                                            (184,546)   (184,546)
                                       ----------  -------  ----------------  -------------------  ----------
BALANCES - JUNE 30, 1999               12,409,503  $12,409  $      1,709,924  $       (1,385,737)  $ 336,597
                                       ==========  =======  ================  ===================  ==========

                             See accompanying notes.

                                       HYPERDYNAMICS CORPORATION
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                               For The Years Ended June 30, 1999 and 1998


                                                                                    1999        1998
Cash flows from operating activities
  Net (loss)                                                                     $(184,546)  $(558,324)
Adjustments to reconcile net income to cash provided from operating activities
  Depreciation and amortization                                                     25,761      14,293
  Loss on disposal of assets                                                         7,972
  Gain on sale of securities                                                                   (29,980)
Changes in:
    Certificates of deposit                                                         94,000     (24,000)
    Accounts receivable - Trade                                                     62,863    (105,349)
                                   Other                                            25,012     (29,275)
    Inventory                                                                      (31,452)    (38,771)
    Prepaid expenses                                                                40,000     (23,759)
    Revenue sharing                                                                 45,800      36,572
    Deposits and other                                                                (700)     (1,000)
Net increase (decrease) accruals / payables
    Accounts payable - trade                                                      (100,175)     79,550
    Accrued expenses                                                                10,675     (30,437)
    Accrued taxes                                                                   (7,653)     12,353
    Other                                                                                1           1
                                                                                 ----------  ----------
          NET CASH PROVIDED (USED) FROM OPERATING ACTIVITIES                       (12,442)   (698,126)
Cash flows from investing activities
  Purchases of property, equipment, and intangibles                                (67,608)    (25,514)
  Proceeds on sale of securities                                                                29,980
                                                                                 ----------  ----------
          NET CASH USED BY INVESTING ACTIVITIES                                    (67,608)      4,466
Cash flows from financing activities
  Net increase (decrease) in bank line of credit                                               (70,000)
  Short-term convertible notes                                                                 (37,500)
  Reduction in notes payable
  Sales of common stock                                                            142,625     776,000
                                                                                 ----------  ----------
          NET CASH PROVIDED (USED) FROM FINANCING                                  142,625     668,500
          ACTIVITIES
Net increase (decrease)in cash                                                      62,575     (25,160)
          CASH AT BEGINNING OF PERIOD                                                4,908      30,068
                                                                                 ----------  ----------
          CASH AT END OF PERIOD                                                     67,483   $   4,908
                                                                                 ==========  ==========
Supplemental Information
  Interest paid                                                                      4,703       3,428

                             See accompanying notes.

                            HYPERDYNAMICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


NOTE  1  -  SIGNIFICANT  ACCOUNTING  POLICIES

Business.  Hyperdynamics  Corporation  (the  "Company"), was a Texas corporation
--------
formed in March 1996 to acquire and operate information systems service companies. In August, 1996, the Company completed a "reverse merger" with Ram-Z Enterprises, Inc., a Delaware corporation and a publicly-traded shell, whereby the Company's shareholders acquired the Delaware corporation shell, which was renamed Hyperdynamics Corporation, in exchange for stock. A business acquired in May 1996 was MicroData Corporation ("MicroData").

During the past year, the Company began operations through a wholly-owned subsidiary, Wired and Wireless Corporation ("Wireless"). MicroData is a complete information systems service company including its legacy as a computer hardware reseller. Wireless plans, designs and implements wireless information systems. The fiscal year-end is June 30.

Basis  of  Presentation.  The  consolidated  financial  statements  include  the
-----------------------
accounts of MicroData and Wireless. Significant inter-company accounts and transactions have been eliminated.

Use  of  Estimates.  Preparing  financial statements requires management to make
------------------
estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Actual results could differ from those estimates.

Cash  includes demand deposit bank accounts.  Company policy includes any highly
----
liquid  investments  with  original  maturities  of  three  months  or  less.

Restricted  cash is cash on deposit at a bank to back an international letter of
----------------
credit  for  ongoing  foreign  purchases  of  computer  components.

Receivables  are  written  down, where appropriate, to the estimated collectible
-----------
amount  in  the  opinion  of  management.

Inventory  is stated at the lower of cost or market using the first-in first-out
---------
basis  (FIFO).

Inventory  at  June  30,  by  major  classification,  were  as  follows:

                              - - Year Ended - -
                                1999     1998
                               -------  -------
Hardware and Software          $51,960  $39,508
Electronic Wireless Equipment   45,000   26,000
                               -------  -------
                               $96,960  $65,508
                               =======  =======

NOTE  1  -  SIGNIFICANT  ACCOUNTING  POLICIES  (continued)

Leasehold  Improvements, Machinery and Equipment, and Depreciation is calculated
------------------------------------------------------------------
using the straight-line method over the useful lives of property and equipment. Depreciation expense for was $19,890 for 1999 and $14,293 for 1998. A summary of property and equipment is as follows:

                                             - - Year Ended - -
                                                1999       1998
                                             ----------  --------
Computer equipment                 3 years   $ 193,313   $149,689
Other                              5 years      20,303     18,755
                                             ----------  --------
       Total cost                              213,616    168,444
Less:  accumulated depreciation               (105,181)   (85,291)
                                             ----------  ---------
       Net carrying value                    $ 108,435   $ 83,153
                                             ==========  =========

Intangible Property and Amortizationis calculated using the straight-line method
------------------------------------
over 10 years. Amortization expense for 1999 was $5,871. A Summary of Intangible Property is as follows:

                                            - - Year Ended - -
                                             1999       1998
                                          ----------  --------
Intangible Property - Perfect Solutions  $   51,000   $51,000
Web-site Development and Other               14,463         0
                                         -----------  -------
     Total cost                              65,463    51,000

Less: accumulated amortization               (5,871)        0
                                         -----------  -------
     Net carrying value                      59,592    51,000
                                         ===========  =======

Earnings  (Loss)  Per  Share  calculations  are  presented  in  accordance  with
----------------------------
Financial Accounting Standards Statement 128, and are calculated on the basis of the weighted average number of common shares outstanding during the year. They include the dilutive effect of common stock equivalents, principally stock options, in years with net income.

NOTE  1  -  SIGNIFICANT  ACCOUNTING  POLICIES  (continued)

Income  taxes  are  not  due  since  the Company has had losses since inception.
-------------
The Company has filed its annual tax returns for 1998 and 1997 and reported a net operating losses (NOLs) of :

                           - - Year Ended - -
                       1998                1997
                      -------           ---------
                      556,089            662,607

This is a total potential NOL currently reported on the Company's last two 1120 federal tax returns of $1,218,696. These potential NOL carry forwards with the addition of the 1999 loss of about $184,546 may be utilized to reduce future taxable income. These amounts expire at various dates beginning in year 2012. The Company is currently in the process of preparing its current 1120 tax return for fiscal year end June 30, 1999.

Reclassifications  of  certain  prior year amounts were made to conform with the
-----------------
current  year  presentation.


NOTE  2  -  GOING CONCERN REMOVED IN 1999

In 1998 the following footnote was presented with Auditor's appropriate
Qualification:

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

In 1999 the "Going Concern Qualification" has been removed based on the following:

1. The Company's loss for 1999 was from the first two quarters of the fiscal year and was considerably less than prior years.
2. The Company generated positive results of operations in the last two quarters of 1999.
3. The Company was able to generate $142,625 of new capital from Financing Activities according to the Statement of Cash Flows. This is only $41,921 short of the entire loss for the year. It appears that the Company maintains the ability to obtain more capital through its "Financing Activities".
4.  The Company has no debt.
5. The sales of the Company increased substantially for the year and management's forecast for sales in fiscal year 2000 continues to grow. The Company has a Contract with The Mattress Ventures, LP which will generate at least another $700,000 in sales in fiscal year 2000.

On October 8, 1999 management reported an improved current Ratio (Current Assets / Current Liabilities) as of September 30, 1999 of 2.12 compared to 1.56 as of June 30, 1999. The Quick Ratio (Current Assets - Inventory + Prepaid Expenses / Current Liabilities) was reported to improve To 1.20 as of September 30, 1999 compared to .66 as of June 30, 1999.

In summary, the Company's sales forecast, potential gross profits, and ability to raise additional capital are substantially enhanced over the prior year.


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

NOTE  3  -  REVENUE  SHARING  INTEREST  (continued)

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

NOTE  5  -  STOCK  OPTIONS  AND  WARRANTS

Beginning with fiscal 1997, the Company adopted the disclosure requirements of FASB Statement 123, Accounting for Stock Based Compensation Plans. The Company's Stock Option Plan provides for the grant of non-qualified options to directors, employees and consultants of the Company, and opportunities for directors, officers, employees and consultants of the Company to make purchases of stock in the Company. In addition, the Company issues stock warrants from time to time to employees, consultants, stockholders and creditors as additional financial incentives. The plans and warrants issuance are administered by the Board of Directors of the Company, who have substantial discretion to determine which persons, amounts, time, price, exercise terms, and restrictions, if any. Options differ from warrants in that the options awards are immediately exercisable and are assignable. In contrast, warrants have employment termination restrictions, vesting periods and are non-transferable.

The Company uses the intrinsic value method of calculating compensation expense, as described and recommended by APB Opinion 25, and allowed by FASB Statement
123. During the years ended June 30, 1999 and 1998, no compensation expense was recognized for the issuance of these options and warrants, because no option prices were below market prices at the date of grant. In addition, 78,182 and 577,999 options were exercised in 1999 and 1998 respectively. As of June 30, 1999, almost all outstanding warrants are payments for consulting and professional services. Summary information on each are as follows:

                                       Weighted                 Weighted
                                       average                  average
                            Options    Share Price   Warrants   Share Price
                           ---------  -------------  ---------  ------------
Year ended June 30, 1999:

  Outstanding at
  June 30, 1997             710,660           1.02    605,000           1.25

  Granted                   711,000           1.26     70,850           1.00
  Exercised                (577,999)          (.96)
  Canceled                 (375,000)         (1.25)  (600,000)          1.25
                           ---------  -------------  ---------  ------------
  Outstanding at
  June 30, 1998             468,661   $       1.27     75,850   $       1.02


  Granted                   480,000            .50    350,000           0.50
  Exercised                ( 78,182)           .70
  Canceled                 ---------  -------------  ---------  ------------

  Outstanding at
  June 30, 1999             870,479            .90    425,850           0.59
                           =========  =============  =========  ============

NOTE  5  -  STOCK  OPTIONS  AND  WARRANTS  (Continued)

Additional  disclosures  as  of  June  30,  1999  are:

                                                                Options
                                                           $       .50-$1.375
                                                           ------------------
  Total options
    Number of shares                                                  870,479
    Weighted average exercise price                        $             0.90
    Remaining life                                                  2-4 years
  All are currently exercisable options.

                                                     Warrants  Warrants  Warrants
                                           $             0.50  $  1.00   $ 1.25
                                           ------------------  -------  -------
  Total warrants
    Number of shares                                  350,000   70,850    5,000
    Weighted average exercise price        $             0.50  $  1.00   $ 1.25
    Remaining life                                  2-3 years   1 year   1 year
  All are currently exercisable warrants.

Had compensation cost for the Company's stock-based compensation plan been determined based on the fair value at the grant dates for awards under those plans consistent with the Black-Scholes option-pricing model suggested by FASB Statement 123, the Company's net losses and loss per share would have been increased to the pro forma amount indicated below:

                                         1999          1998
                                     ------------  ------------
  Net loss            -As reported   $  (184,546)  $  (558,324)
                      -Pro forma        (640,323)   (1,105,031)
  Net loss per share  -As reported         (0.02)        (0.07)
                      -Pro forma           (0.05)        (0.13)

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

NOTE  7  -  MAJOR  CUSTOMERS  AND  VENDORS

A summary of significant customers and vendors for the years ended June 30, 1999 and 1998, together with their respective size as a percent of total sales and purchases for the years then ended is as follows:

                                               Percent of        Percent of
                                                 Totals   1999     Totals     1998
                                                  ----  --------  --------  --------
Sales
   Comband, S.A. de C.V. (Mexico)                  31%  $460,890  42%       $345,000
   ADC Telecommunications                          11%  $163,500
   The Mattress Ventures, LP                       22%  $329,276

Purchases
   Hexawave, Inc.                                                 50%        314,000
   ATI                                              7%  $ 59,163
   CCW                                             17%  $147,500
   Great Plains Software                           18%  $159,362

NOTE  8  -  COMMITMENTS  AND  CONTINGENCIES

The Company is liable on an office lease for $3,065 per month on a month-to-month lease.

The predecessor shell company, RAM-Z Enterprises, has an order restricting certain exemptions on sales of securities by it in the State of Utah, based on actions of former owners in the mid-1980's.

The  Company  has  no  lawsuits  pending  or  threatened  against  it.