Form 10QSB
period 1999-09-30
HYPERDYNAMICS CORP
filed 1999-11-10
CIK 937136

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934: For the quarterly period ended: September 30, 1999
                                                              ------------------
                                       or
[  ]    Transition  report  pursuant  to  Section 13 or 15(d) of the Securities
        Exchange Act of 1934: For the transition period from _______ to ________

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___
                                                     ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 8, 1999, 12,429,503 shares of common stock, $0.001 par value, were outstanding.
Transitional  Small  Business  Disclosure  Format  (check  one):  Yes [ ] No [X]

                                TABLE OF CONTENTS

PART I     FINANCIAL INFORMATION

  ITEM 1     Financial Statements                                  3
    Balance Sheet at September 30,1999 (unaudited)                 3
    Consolidated Statements of Income for the three
      months ended September 30,1999
      and 1998 (both unaudited)                                    4
    Consolidated Statements of Stockholders' Equity
      for the three months September 30,1999
      and 1998 (both  unaudited)                                   5
    Consolidated Statements of Cash Flows for the three
      months ended September 30,1999
      and 1998 (both unaudited)                                    6
    Notes to Consolidated Financial Statements                     7

  ITEM 2     Management's Discussion and Analysis of Financial
             Condition and Results of Operations                   7

PART II     OTHER INFORMATION

  ITEM 6     Exhibits and Reports on Form 8-K                      9
    (a)  Exhibits
    (b)  Reports on Form 8-K

  SIGNATURES                                                       9

                        PART 1     FINANCIAL INFORMATION

ITEM  1.     Financial  Statements

                    HYPERDYNAMICS CORPORATION
               (Formerly RAM-Z Enterprises, Inc.)
                          Balance Sheet
                       September 30, 1999


ASSETS
Current Assets
  Cash                                             $     4,409
  Accounts Receivable- trade                           102,862
  Accounts Receivable- other                             3,001
  Inventory                                             81,660
  Revenue interest current portion                      85,970
  Other                                                 44,362
                                                   ------------
                             TOTAL CURRENT ASSETS      322,264
Property and Equipment                                  79,944
Revenue Interest - long term                           107,395
Other Assets                                            90,351
                                                   ------------
                                                   $   599,954
                                                   ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable                                     105,752
  Accrued expenses                                      17,155
                                                   ------------
                        TOTAL CURRENT LIABILITIES      122,907
                                                   ------------
Stockholders' Equity
  Preferred Stock, 20,000,000 shares authorized,             0
  0 shares issued or outstanding
  Common stock, par value $0.001; 50,000,000            12,429
  shares authorized; 12,429,503 shares issued
  and outstanding
  Additional paid-in capital                         1,719,905
  Retained (deficit)                                (1,255,287)
                                                   ------------
                       TOTAL STOCKHOLDERS' EQUITY      477,047
                                                   ------------
                                                   $   599,954
                                                   ============

                       See notes to financial statements.

                            HYPERDYNAMICS CORPORATION
                       (Formerly RAM-Z Enterprises, Inc.)
                         Consolidated Income Statements
                   3 Months Ended September 30, 1999 and 1998


                                              1999          1998
Revenues                                  $   243,389   $   156,903
Cost of Revenues                               98,253       110,177
                                          ------------  ------------
                           GROSS MARGIN       145,136        46,726
                                          ------------  ------------
Operating Expenses
  Selling                                       4,314         5,671
  General and Administrative                  131,186       113,828
  Depreciation                                  6,250         6,809
                                          ------------  ------------
               TOTAL OPERATING EXPENSES       141,750       126,308
                                          ------------  ------------
                OPERATING INCOME/(LOSS)         3,386       (79,582)
Other Income (Expense)
  Interest income                                   0         1,425
                                          ------------  ------------
          INCOME/(LOSS) FROM CONTINUING         3,386       (78,157)
                             OPERATIONS
Gain on Sale of Discontinued Operations       127,633             0
Loss From Discontinued Operations                (568)         (654)
                                          ------------  ------------
Income/(Loss) Before Income Taxes             130,450       (78,811)
Income Tax (Benefit)                                0             0
                                          ------------  ------------
                      NET INCOME/(LOSS)   $   130,450   $   (78,811)
                                          ============  ============
NET INCOME /(LOSS) PER COMMON SHARE       $      0.01   $     (0.01)
Weighted average share outstanding         12,411,676    12,208,321

                       See notes to financial statements.

                                   HYPERDYNAMICS CORPORATION
                              (Formerly RAM-Z Enterprises, Inc.)
                        Consolidated Statements of Stockholders' Equity
                          3 Months Ended September 30, 1999 and 1998
                                            COMMON STOCK


                                 SHARES    AMOUNT   PAID IN CAPITAL     RETAINED      TOTALS
                                                                       (DEFICIT)
AS RESTATED
Balances - June 30, 1998       12,208,321  $12,208  $      1,567,500  $(1,201,191)  $ 378,517
Net (loss) for quarter-                                                   (78,811)    (78,811)
Balances - September 30, 1998  12,208,321  $12,208  $      1,567,500  $(1,280,002)  $(299,706)

Balances - June 30, 1999       12,409,503  $12,409  $      1,709,924  $(1,385,737)  $ 336,596
Common Stock issued for cash       20,000       20             9,980                   10,000
Net Income for quarter                                                    130,451     130,451
Balances - September 30, 1999  12,429,503  $12,429  $      1,719,904  $(1,255,286)  $ 477,047

                       See notes to financial statements.

                             HYPERDYNAMICS CORPORATION
                         (Formerly RAM-Z Enterprises, Inc.)
                        Consolidated Statement of Cash Flows
                     3 Months Ended September 30, 1999 and 1998


                                                                 1999       1998
Cash flows from operating activities
  Net Income / (loss)                                         $   3,386   $(78,811)
Adjustments to reconcile net income to cash provided from
operating activities
  Depreciation and amortization                                   6,250      8,309
  Common stock issued for services
Changes in:
    Certificate of deposit - restricted                                     94,000
    Accounts receivable                                         (16,476)   (80,475)
    Accounts receivable- other                                    2,000     30,000
    Due from officers
    Inventory                                                    15,300     (5,492)
    Other assets                                               (168,810)    46,301
    Accounts payable                                            (65,285)   (16,235)
    Accrued expenses                                              1,256       (525)
    Accrued taxes                                                            1,871
                                                              ----------  ---------
NET CASH USED FOR OPERATING ACTIVITIES                         (222,379)    (1,057)
                                                              ----------  ---------
Cash flows from investing activities
  Net change of Property, Plant & Equipment                      22,240     (3,851)
                                                              ----------  ---------
          NET CASH PROVIDED (USED) FOR INVESTING ACTIVITIES      22,240     (3,851)
                                                              ----------  ---------
Cash flows from financing activities
  Sale of common stock                                           10,000
  Sale of Discontinued Operations                               127,633
  Loss from Discontinued Operations                                (568)
  Net increase in long term debt
  Increase in short-term convertible notes
                                                              ----------  ---------
                 NET CASH PROVIDED FROM FINANCING ACTIVITIES    137,065          0
                                                              ----------  ---------

Net increase / decrease in cash                                 (63,074)    (4,908)
                                 CASH AT BEGINNING OF PERIOD     67,483      4,908
                                                              ----------  ---------

                                       CASH AT END OF PERIOD  $   4,409   $      0
Supplemental Information
  Interest paid                                               $       0   $      0

                       See notes to financial statements.

                            HYPERDYNAMICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

1. The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. The financial statements contained herein should be read in conjunction with the audited financial statements of the Company. Accordingly, footnote disclosures which would substantially duplicate the disclosure in those statements has been omitted.

     Certain reclassifications were made to financials as of September 30, 1998 in order to conform to the current presentation.

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

General  Discussion

HyperDynamics Corporation is an information technology service provider (ITSP) that maximizes its clients return on their technology investment. The Company's business plan includes an initial roll up strategy to acquire information technology service companies. While the Company had started to shift its focus last year towards developing its IT services business plan it maintained a strategy with Wired & Wireless Corporation (Its' then wholly owned subsidiary -
WWC) for volume sales of wireless television equipment. During the last year, management determined that the business plan for WWC was not in line with the objectives of its IT services business plan. As of September 30, 1999, the Company sold its WWC subsidiary.

Results  of  Operations

Sales increased 55% to $243,389 for the three months ended September 30, 1999, from $156,903 for the same period in 1998. The change was do to an increase over the prior year in the Company's efforts being focused on information technology service including IT hosting and eBusiness projects.

Cost of Revenues decreased to $98,253 compared to $110,177 for the same period in 1998. The change was a result primarily of increasing margins for professional information technology services including IT hosting and eBusiness projects.

Gross margin increased to 59.6% in the period from 29.7% as restated for the same period in 1998.

Selling, General and Administrative expenses increased to $135,500 in the three month period, as compared to $119,499 for the same period in 1998. The increase was primarily due to the addition of the administrative overhead to hire a new financial controller.

Income from continuing operations was $3,386 for the period ending September 30, 1999 compared to a loss of $(79,582) for the same period in 1998. This is the third quarter in a row that the Company has reported positive results of operations. As stated above this can be attributed to the re-focus of the Company to its information technology service business plan preparing for its initial roll up strategy.

The Gain on Sale of Discontinued Operations was $127,633 based on the write-off of a retained negative investment of $(27,633) booked on the equity method of accounting at September 30, 1999 and a $100,000 reasonable valuation of the Revenue Sharing Agreement received from Wired and Wireless Corporation. This "Revenue Sharing Agreement" provides for 7% of gross sales received to be paid up to $50,000; 5% of gross sales received for the next $50,000 up to $100,000 total; and 3% of gross sales received thereafter until the company is sold. Upon any sale of Wired and Wireless, the Company will also receive 10% of the gross proceeds of any such sale. The Company has received approximately $9,000 so far under this agreement for sales through October 31, 1999.

Net income for the period ended September 30, 1999 was $130,450 or $0.01 per share compared to a loss of $(78,811) or $(0.01) per share for the same period in 1998.

Results are expected to continue to improve based on increased sales and marketing efforts for information technology services including IT hosting and eBusiness projects, as well as leveraging its growth through planned acquisitions of profitable information technology service companies.

Liquidity  and  Capital  Resources

At September 30, 1999 the Company's current ratio of current assets to current liabilities was 2.62 with a quick ratio excluding inventory and pre-paid expenses of 1.59. The Company is continuing to work diligently to improve its liquidity through positive results of operations. The Company does not have any long-term debt or other financing arrangements.

In addition to the goal of management to continue to improve its results of operations, the Company is preparing a private placement memorandum to raise $3,000,000 of equity. The capital will be used to increase working capital for itself and as well as planned acquisitions; to invest in increasing its technical staff; and to provide investment capital for its IT hosting infrastructure. The Company expects to grow substantially in annual revenues and profits. The Company's goal is to qualify for small-cap NASDAQ as result of positive effect expected from this timely capital.

In addition to the above, the Company is in a position to obtain additional capital upon the exercise of previously issued warrants and outstanding options for common stock.

Prospective  Information

The Company expects to continue to improve its results of operations in the second quarter. Through October 31, 1999 revenues already booked for the second quarter exceed $200,000. These growing core operations coupled with improved sales and marketing strategies for increased IT service revenues including IT hosting and eBusiness projects provide the foundation of the business plan. Management plans to continue to control overhead and to leverage existing overhead with new business and acquisitions. By the success of obtaining the capital to enhance its IT hosting infrastructure and being in a position to start to close its information technology based acquisitions, the Company's operations are expected to expand rapidly and show positive results in future periods.


                          PART II     OTHER INFORMATION

  ITEM 6  Exhibits  and  Reports  on  Form  8-K

     (a)  EXHIBITS

          The following exhibits are filed with this Quarterly Report or are incorporated herein by reference:

          Exhibit
          Number    Description

          3.1       Amendment   to  Articles  of   Incorporation   to  authorize
                    20,000,000 preferred stock shares

          27        Financial Data Schedule

     (b)  Reports on Form 8-K


          On October 14, 1999 the Company filed form 8-K regarding the resignation of Ted W. Tarver as a Director of the Company and disclosing the sale of Wired and Wireless Corporation.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly

                           HyperDynamics  Corporation
                           (Registrant)

                           By:  /s/  Kent  Watts
                           ---------------------
                           Kent  Watts,  Chairman  of  the  Board,
                           Chief Executive Officer, and Chief Accounting Officer

                           Dated:  November 8, 1999