Form 10QSB
period 1999-12-31
HYPERDYNAMICS CORP
filed 2000-02-09
CIK 937136

UNITED  STATES
                      SECURITIES  AND  EXCHANGE  COMMISSION
                            Washington,  D.C.  20549


                                   FORM 10-QSB


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934: For the quarterly period ended: December 31, 1999
                                                               -----------------
                                       or

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

                                  713-660-9771
                 (Issuer's telephone number including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing  requirements  for  the  past  90  days.  Yes  X   No
                                                     ---     ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of February 7, 2000, 12,726,503 shares of common stock, $0.001 par value, were outstanding. Transitional Small Business Disclosure Format
(check  one): Yes [  ] No [X]

                                TABLE OF CONTENTS

PART  I     FINANCIAL  INFORMATION

     ITEM  1     Financial  Statements                                         3

          Consolidated  Balance  Sheet
               at  December  31,  1999  (unaudited)                            3

          Consolidated  Statements  of  Income  for  the  three
               and  six  months  ended  December  31,  1999
               and  1998  (both  unaudited)                                    4

          Consolidated  Statements  of  Stockholders'  Equity
               for  the  six  months  December  31,  1999
               and  1998  (both  unaudited)                                    5

          Consolidated  Statements  of  Cash  Flows  for  the  six
               months  ended  December  31,  1998
               and  1998  (both  unaudited)                                    6

          Notes  to  Consolidated  Financial  Statements                       7

     ITEM  2     Management's Discussion and Analysis of Financial
                 Condition  and  Results  of  Operations                       8

PART  II     OTHER  INFORMATION

          ITEM  6     Exhibits  and  Reports  on  Form  8-K                   10

     (a)     Exhibits

     (b)     Reports  on  Form  8-K

SIGNATURES                                                                    10

                         PART 1     FINANCIAL INFORMATION

ITEM  1.     Financial  Statements

                            HYPERDYNAMICS CORPORATION
                                AND SUBSIDIARIES
                           Consolidated Balance Sheet
                                December 31, 1999

ASSETS
Current Assets
  Cash - Operating                                  $   3,583
           Other                                        2,351
  Accounts Receivable - trade                         306,239
                           other                       28,001
  Inventory                                            88,148
  Revenue interest current portion                     85,970
                           Prepaid expenses            65,212
                                                    ----------
TOTAL CURRENT ASSETS                                  579,504
PROPERTY AND EQUIPMENT
Computers, communication & IS infrastructure          159,359
Office furniture and equipment                         10,152
Leasehold improvements                                 11,188
                                                    ----------
   Total property and equipment                       180,699
      Accumulated depreciation                       (111,231)
                                                    ----------
TOTAL NET PROPERTY AND EQUIPMENT                       69,468
OTHER ASSETS
Investment in revenue sharing - long term             106,827
Intangible assets - net (PS customer list)             45,900
Other                                                 101,598
                                                    ----------
                               TOTAL OTHER ASSETS     254,325
                                                    ----------
TOTAL ASSETS                                        $ 903,297
                                                    ==========

                       See notes to financial statements.

                            HYPERDYNAMICS CORPORATION
                                AND SUBSIDIARIES
                           Consolidated Balance Sheet
                                December 31, 1999


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable - trade                    $168,576
  Accrued payroll taxes                        2,459
  Sales taxes payable                          21,255
                                            ------------
               TOTAL CURRENT LIABILITIES      192,290

OTHER LIABILITIES AND DEFERRED INCOME
  Deferred Revenue                             65,000
                                            ------------
   TOTAL LIABILITIES AND DEFERRED INCOME       65,000

STOCKHOLDERS' EQUITY

Common stock, par value $0.001;                 12,564
  50,000,000 shares authorized; 12,564,503
  shares issued and outstanding.
  Additional paid-in capital                 1,787,270
  Retained (deficit)                        (1,153,827)
                                            ------------
               TOTAL STOCKHOLDERS' EQUITY     646,007
                                            ------------
TOTAL LIABILITIES AND STOCKHOLDERS EQUITY     $903,297
                                            ============

                       See notes to financial statements.

                                     HYPERDYNAMICS CORPORATION
                                         AND SUBSIDIARIES
                                  Consolidated Income Statements
                      3 Months and 6 Months Ended December 31, 1999 and 1998

                                            3 MONTHS ENDED DECEMBER 31  6 MONTHS ENDED DECEMBER 31
                                            --------------------------  --------------------------
                                                1999          1998          1999          1998
                                            ------------  ------------  ------------  ------------
Revenues                                    $   712,422   $   177,265   $   955,811   $   334,168
Cost of Revenues                                444,294        91,878       542,547       202,055
                                            ------------  ------------  ------------  ------------
                       GROSS MARGIN             268,128        85,387       413,264       132,113
Operating Expenses
  Selling                                        36,901         2,298        41,215         7,969
  General and Administrative                    122,978       147,748       254,164       261,576
  Interest                                            0         3,277             0         3,277
  Depreciation                                    6,250         8,340        12,500        15,149
                                            ------------  ------------  ------------  ------------
           TOTAL OPERATING EXPENSES             166,129       161,663       307,879       287,971
                                            ------------  ------------  ------------  ------------
            OPERATING INCOME/(LOSS)             101,999       (76,276)      105,385      (155,858)
Other Income (Expense)
  Gain on Sale of Discontinued Operations          (568)            0       127,065             0
  Loss from Discontinued Operations                   0           654          (568)            0
  Other                                              29        (9,397)           28        (7,972)
                                            ------------  ------------  ------------  ------------
  NET INCOME/(LOSS) BEFORE INCOME TAXES         101,460       (85,019)      231,910      (163,830)
                                            ------------  ------------  ------------  ------------
Income Tax (Benefit)                                  0             0             0             0
                     NET INCOME/(LOSS)      $   101,460      ($85,019)  $   231,910     ($163,830)
    NET INCOME/(LOSS) PER COMMON SHARE      $       .01   $      (.01)  $       .02   $      (.02)
Weighted average share outstanding           12,437,329    12,208,321    12,437,329    12,208,321


                       See notes to financial statements.

                                    HYPERDYNAMICS  CORPORATION
                                       AND  SUBSIDIARIES
                            Consolidated  Statement  of  Cash  Flows
                         6  Months  Ended  December  31,  1999  and  1998

                                                                                    1999        1998
                                                                                 ----------  ----------
Cash flows from operating activities
  Net Income/(Loss)                                                               105,414    $(163,830)
Adjustments to reconcile net income to cash provided from operating activities
  Depreciation and amortization                                                    12,500      15,149
  Sale of Discontinued Operations                                                 127,633        0
  Loss from Discontinued Operations                                                (568)         0
  Note conversion                                                                    0         7,972
  Decrease in equipment from discontinued operations                               26,468        0
Net (increase) decrease receivables and other
    Certificate of deposit - restricted                                              0         94,000
    Accounts receivable - trade                                                  (219,853)    (44,912)
                          Other                                                   (23,000)     30,000
    Due from officers                                                                0           0
    Inventory                                                                     (16,664)    (33,946)
    Prepaid expenses                                                              (60,164)       0
    Revenue sharing                                                               (50,000)     20,037
    Deposits and Other assets                                                    (111,169)       0
Net increase (decrease) accruals / payables
    Accounts payable - trade                                                       7,659       60,754
    Accrued expenses                                                              (10,120)     9,436
    Accrued taxes                                                                  19,015     (5,890)
    Other                                                                          53,800     (5,950)
                                                                                 ----------  ----------
                       NET CASH (USED) BY OPERATING ACTIVITIES                   (139,049)    (17,180)
Cash flows from investing activities
Purchase of property and equipment                                                   0        (13,911)
                                                                                 ----------  ----------
             NET CASH PROVIDED (USED) FOR INVESTING ACTIVITIES                       0        (13,911)
Cash flows from financing activities
  Sale of common stock - related party                                             50,000        0
  Sale of common stock                                                             27,500        0
  Increase in short-term convertible notes                                           0         27,680
                                                                                 ----------  ----------
                   NET CASH PROVIDED FROM FINANCING ACTIVITIES                     77,500      27,680
                                                                                 ----------  ----------
                                          NET DECREASE IN CASH                    (61,549)    (3,411)
                                   CASH AT BEGINNING OF PERIOD                     67,483      4,908
                                                                                 ----------  ----------
                    CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $5,934      $1,549
Supplemental Information
Interest paid                                                                        $0          $0

                       See notes to financial statements.

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

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

       Certain reclassifications were made to financials as of December 31, 1998 in order to conform to the current presentation.

2. During the quarter and six months ended December 31, 1999, warrants for 275,000 unregistered common stock with a strike price of $2.00 per share were granted to Robert Gleckman pursuant to a consulting agreement. During the same period 57,500 options with a strike price of $2.00 per share for registered common stock under S-8 registration were granted to employees.

3. During the second quarter ending December 31, 1999,100,000 options were exercised at $.50 per share by Michael E. Watts, brother of Kent Watts, President for the Company and 100,000 shares were issued as a result. During the same period 55,000 options were exercised at $.50 per share by others and the 55,000 shares were issued. This is a total of 155,000 options exercised for the period ended December 31, 1999 for a total of $77,500.


              CAUTIONARY  STATEMENT ON FORWARD-LOOKING INFORMATION

The Company is including the following cautionary statement to make applicable and take advantage of the safe harbor provision of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of, the Company. This Quarterly Report on Form 10-QSB contains forward-looking statements. Forward-looking statements include statements concerning plans, objectives, goals, strategies, expectations, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Certain statements contained herein are forward-looking statements and, accordingly, involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitations, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectations, beliefs or projections will result or be achieved or accomplished. In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in the view of the Company, could cause actual results to differ materially from those discussed in the forward-looking statements: the ability of the Company to respond to changes in the information system environment, competition, the availability of financing, and, if available, on terms and conditions acceptable to the Company, and the availability of personnel in the future.

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

General  Discussion

HyperDynamics Corporation is an information technology service provider (ITSP) that maximizes it's clients return on their technology investment. The Company provides conventional IT services, migration services from conventional ways of doing business to eBusiness, and complete IThosting services whereby it becomes the IT department for its clients. The Hyperdynamics's strategy provides flexible solutions for its customers to transition to a fully hosted eBusiness model.

Recent  Events

In January, 2000 the Company raised three million dollars ($3,000,000) cash through the sale of 3,000 shares of its Series A Preferred Stock.

Continued  Conventional  IT  services

During 1999 IThost.net Corporation (formerly Microdata Systems, Inc.) continued to provide networks, systems, servers, and software to the client based it has established since 1988. The Company will provide such services as requested to be flexible while it educates its clients on new ways of providing these services through eBusiness systems and its complete IThosting service that it continues to develop. Approximately one fourth of the Company's revenues continue to come from these network and system integration jobs.

Major  eBusiness

The Company started a major project with The Mattress Venture, LP to supply a complete new point-of-sale system for its over 130 "Mattress Firm" retail stores across the country. Working as an eEnterprise partner for Great Plains Software, a custom retail point-of-sale software application has been developed and is in the process of being rolled out over the next few months. During the quarter the Great Plains financial system was implemented and is now being used by the Mattress Firm for accounting and financial reporting. To date the Company has realized approximately one million dollars ($1,000,000) in revenue from this project since April of 1999. It is expected that this project could grow substantially and there is a possibility to obtain a long-term IT hosting agreement.

In August of 1999 the Company started a project with Drydiaper.com, IncThe Company is developing a complete eCommerce web-site. It is developing the site, Drybabies.com which is scheduled for release launch in the current quarter to end March 31, 2000. This project is expected to become a full-blown integration project with respect to manufacturing as well as retail store point-of-sale as well. The Web-site will ultimately allow orders to be taken off the web-site and to be shipped without human intervention until the shipping carrier picks up the order. Being tied into inventory control on the back end will help control and maintain the manufacturing process on an efficient basis as well.
The Company has several other projects of similar nature that it is forecasting and expecting to announce.

Vendor  Relationships

     Great  Plains  Software

     In fiscal 1999 the Company added to its eEnterprise and Dynamics certifications with Great Plains Software. The additional authorizations and certifications are as follows:

     International  Partner  Authorization
     Service  Management  Series
     Great  Plains  Siebel  Front  Office
     Project  Accounting  Series
     Enterprise  Reporting

     The Company is currently on target to be in the top 10% of Great Plains Partners. The Company plans to continue to enhance this key relationship in every way possible including an application to become a designated ASP.

     Citrix  Systems,  Inc.

     During the fiscal year 1999, the Company highest level Citrix Gold authorization and certification This qualifies the Company to administer systems including Citrix's software for high end application servers. Next to the advancement of web based software technology and the increasing bandwidth at decreasing prices, Microsoft NT Terminal Serer addition (Originally developed by Citrix) and Citrix Metaframe technology are significant pieces that enable the Company's IThosting strategy.

     Intel

     In fiscal year 1999, the Company has made substantial progress towards a certification as an Intel ASP. (Authorized Service Provider). This is Intel's highest level certification. The Company embraces the idea of providing the best cost/benefit solution for high-end rack-mounted servers that are Intel only and second to none in processing power and scalability. The Company has several other strategic vendor relationships that it is developing and plans to announce in the current year in connection with its IThosting capability.

IT  hosting  strategy

Since around May of 1999, the Company has planned to enhance its capabilities to role out and establish its new IThosting services. Over two years ago, Hyperdynamics established its position as a premier information technology service provider (ITSP). Months later, the concept of the Application Service Provider (ASP) was coined. Hyperdynamics Corporation plans to announce specific strategies and relationships with true tier 1 Internet providers to substantiate and accentuate its position as the "premier ITSP". In the process it plans to establish "ITHOST.NET" in the coming months. Based its new strategy, the Company expects to increase its IThosting revenues dramatically starting in the final quarter of FYE 2000.

Results  of  Operations

Sales increased to $712,422 and $955,811 for the three (3) months and six (6) months ended December 31, 1999, respectively. This compared to $177,265 and $334,168 for the same periods in 1998, respectively. The increase in revenue is a result of the continuation of large projects started in 1999 while successfully closing new business in addition to these projects.

Cost of Revenues increased correspondingly to $444,294 and $542,547 for the three (3) months and six (6) months ended December 31, 1999, respectively. This compared to $91,878 and $202,055 for the same periods in 1998, respectively.

For the three (3) month period ended December 31, 1999, gross margin decreased to 37.70% compared to 48.2% for the same period in 1998. The decrease was due to a portion of the Company's service revenue that was contracted to a third party, thereby reducing its gross margin percentage for the quarter. For the six (6) months period ended December 31, 1999, gross margin increased to 43.24% compared to 39.5% for the same period in 1998. The increase overall for the six months is due to increasing efficiencies overall within the organization to provide more cost effective services.

Selling, General and Administrative expenses increased to $159,879 and $295,379 in the three (3)month and six (6) month periods ending December 31, 1999, as compared to $150,046 and $269,545 for the same periods in 1998, respectively. The increase was primarily due to the addition to sales staff.

Net Income. The net income of the Company was $101,460 and $231,910 for the three (3) month and six (6) month periods ended December 31, 1999. This compares to losses of $(85,019) and $(163,830) for the same periods in 1998, respectively. The positive results are due to the continuing policy to control overhead while maintaining a flexible approach to providing its information technology services while closing an increasing number of longer term more lucrative eBusiness based contracts. Additionally, the people that it has added have either directly added to sales force or allowed others in the organization to focus more heavily on developing the Company's revenues.

Liquidity  and  Capital  Resources

At December 31, 1999 the Company's current ratio of current assets to current liabilities was 3.01. This compares to .92 for 1998. The Company has dramatically improved its current ratio through positive results of operations. Additionally, to fuel its growth both through operations and acquisition, the Company filed form 8K on January 26, 2000 disclosing that it has raised an additional three million dollars ($3,000,000) of new capital through a Reg D private placement. The Company does not have any long-term debt nor does it plan for any.

In addition to the above, the Company is in a position to obtain additional capital upon the exercise of previously-issued warrants and outstanding options for common stock.

Prospective  Information

The Company is now realizing increased sales and growth in profits. The success of the Company to date has been accomplished with limited capital resources. Now and for future periods, it has obtained the working capital necessary to meet its short-term business plan goals and to continue to grow with profits. Management is now evaluating its opportunity to apply for a National Market System (NMS) listing on the NASDAQ stock exchange.

Management will continue to update the Company's ITSP business plan and will look to start its next phase of capitalization to coincide with increasingly larger profit based acquisition targets while its unique IThosting service strategy continues to grow its recurring revenue base.

                          PART II     OTHER INFORMATION

ITEM  6     Exhibits  and  Reports  on  Form  8-K

    (A)     EXHIBITS

            Exhibit  Number              Description

                 27                 Financial  Data  Schedule

    (B)     REPORTS  ON  FORM  8-K

            On January 26, 2000, the Company filed a current report on Form 8-K reporting item 5, Other Events regarding the three million dollars ($3,000,000) of additional financing we have received.



                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly

                                        HyperDynamics  Corporation
                                        (Registrant)

                                        By: /s/  Kent Watts
                                        ----------------------------------
                                        Kent Watts, Chairman of the Board,
                                        Chief Executive Officer,
                                        and Chief Accounting Officer

Dated: February 7, 2000