Form 10QSB
period 2000-03-31
HYPERDYNAMICS CORP
filed 2000-05-31
CIK 937136

UNITED  STATES
                         SECURITIES  AND  EXCHANGE  COMMISSION
                              Washington,  D.C.  20549


                                   FORM 10-QSB

[X]     Quarterly  report  pursuant  to  Section  13  or 15(d) of the Securities
Exchange  Act  of  1934:  For  the  quarterly  period  ended:  March  31,  2000
                                                             ------------------
                                       or

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

                             RAM-Z ENTERPRISES, INC.
                           (Registrant's former name)

1. Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing  requirements  for  the  past  90  days.  Yes  X   No
                                                    ----    ----


                      APPLICABLE ONLY TO CORPORATE ISSUERS

2. As of May 8, 2000 13,007,888 shares of common stock, $0.001 par value, were outstanding.

Transitional  Small  Business  Disclosure  Format  (check  one): Yes [  ] No [X]

                                Table of Contents

TABLE  OF  CONTENTS

PART  I     FINANCIAL  INFORMATION

   ITEM  1     Financial  Statements                                     3

      Consolidated  Balance  Sheet  at
            March  31,  2000  (unaudited)                                3

      Consolidated  Statements  of  Income  for  the  three
            and  nine  months  ended  March  31,  2000
            and  1999  (both  unaudited)                                 4

      Consolidated  Statements  of  Stockholders'  Equity
            for  the  nine  months  ended  March  31,
            2000  and  1999  (both  unaudited)                           5

      Consolidated  Statements  of  Cash  Flows  for  the  nine
            months  ended  March  31,  2000  and  1999
            (both  unaudited)                                            6

      Notes  to  Consolidated  Financial  Statements                     7

   ITEM  2     Management's  Discussion  and  Analysis  of  Financial
            Condition  and  Results  of  Operations                      9

PART  II    OTHER  INFORMATION

   ITEM  2     Changes  in  Securities                                  12

   ITEM  6     Exhibits  and  Reports  on  Form  8-K                    13

       (a)   Exhibits

       (b)   Reports  on  Form  8-K

SIGNATURES                                                              13

                        Part 1     Financial Information

ITEM  1     Financial  Statements

                            HYPERDYNAMICS CORPORATION
                                  Balance Sheet
                                  March 31, 2000

ASSETS
Current Assets
Cash                                                  2,379,728
Accounts receivable - Trade                             321,812
Inventory                                               117,928
Prepaid expenses                                         58,045
                                                     -----------
TOTAL CURRENT ASSETS                                  2,877,514

Property and Equipment                                  164,220
Other Assets
  Revenue Interests                                      69,297
  Intangible assets - net                                45,189
  Deposits and other                                      3,348
                                                     -----------
Total other assets                                      117,834
                                                     -----------

TOTAL ASSETS                                          3,159,568
                                                     ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable - Trade                                111,864
Accrued expenses                                         96,807
Accrued taxes                                             9,213
                                                     -----------
TOTAL CURRENT LIABILITIES                               217,884
                                                     -----------
Stockholders' Equity
    Preferred stock, par value $0.001; 20,000,000
    shares authorized; 3,000,000 shares issued and
    outstanding.                                          3,000
    Additional paid-in capital                        2,601,190
Common stock, par value $0.001;
 50,000,000 shares authorized; 12,349,503
 shares issued and outstanding.                          12,841
Additional paid-in capital                            1,937,993
Retained (deficit)                                   (1,613,340)
                                                     -----------
Total Stockholder's equity                            2,941,684
                                                     -----------
Total Liabilities and Stockholder's Equity            3,159,568
                                                     ===========

                        See notes to financial statements

                            HYPERDYNAMICS CORPORATION
                         Consolidated Income Statements
               3 Months and 9 Months Ended March 31, 2000 and 1999


                                              3 MONTHS ENDED MARCH 31     9 MONTHS ENDED MARCH 31
                                                2000          1999          2000          1999
Revenues                                    $   495,163   $   155,078     1,450,974   $   489,246
Cost of Revenues                                473,312        94,717     1,015,860       296,772
                                            ------------  ------------  ------------  ------------
GROSS MARGIN                                     21,851        60,361       435,114       192,474

Operating Expenses
Selling                                          32,156        17,087        73,371        26,665
General and Administrative                      438,598        92,079       692,762       353,660
Interest
Depreciation                                     12,250         4,313        24,750        19,462
                                            ------------  ------------  ------------  ------------
TOTAL OPERATING EXPENSES                        483,004       113,479       790,883       399,787
                                            ------------  ------------  ------------  ------------
OPERATING INCOME (LOSS)                        (461,153)      (53,118)     (355,769)     (207,313)
                                            ------------  ------------  ------------  ------------
Other Income (Expense)
Other income (expense)                                0           512             0        (7,460)
Revenue sharing income                           18,161                      18,161
Gain on sale of Revenue Sharing
Agreement                                        12,000             0        12,000             0
Writedown of carrying  value of
 receivable from sale of subsidiary             (50,000)            0       (50,000)            0
Interest income                                  21,480             1        21,507         1.426
Interest expense                                      0             0             0        (4,702)
                                            ------------  ------------  ------------  ------------
LOSS FROM CONTINUING OPERATIONS                (459,512)      (52,605)     (354,101)     (218,049)
Gain/(Loss) from Discontinued
 Operations, net of income tax benefit of
 $0 and $0, respectively                              0        55,169          (568)       10,285
Gain / (Loss) on Sale of Discontinued
Operations, net of income tax benefit of
 $0 and $0 , respectively                             0             0       127,065             0
                                            ------------  ------------  ------------  ------------
NET INCOME (LOSS) BIT                          (459,512)        2,564      (227,604)     (207,764)
                                            ------------  ------------  ------------  ------------
Income Tax (Benefit)                                  0             0             0             0
                                            ------------  ------------  ------------  ------------
NET INCOME (LOSS                            $  (459,512)  $     2,564   $  (227,604)  $  (207,764)
                                            ============  ============  ============  ============
Income (Loss) per Common Share
NET INCOME (LOSS) PER C/S SHARE             $     (0.04)  $      0.00   $     (0.02)  $     (0.02)
                                            ------------  ------------  ------------  ------------
Weighted average share outstanding           12,688,041    12,256,534    12,520,292    12,224,158

                                  See  notes  to  financial  statements

                            HYPERDYNAMICS CORPORATION
                 Consolidated Statements of Stockholders' Equity
                     9 Months Ended March 31, 2000 and 1999


                                                                          RETAINED
AS RESTATED                        SHARES      AMOUNT   PAID IN CAPITAL   (DEFICIT)     TOTALS

Preferred Stock
    Balances - June 30, 1998             0.00  $  0.00  $           0.00  $      0.00   $      0.00
    Shares issued for cash
    Balances - March 31, 1999
Common Stock
    Balances - June 30, 1998       12,208,321   12,208         1,567,500                  1,579,708
    Adjustments for options paid                                  37,625                     37,626
    Options exercised                  18,182       18            24,982                     25,000
    Shares issued for cash            123,000      123            49,877                     50,000
    Balances - March 31, 1999      12,349,503  $12,349  $      1,679,984                  1,692,334
                                   ----------  -------  ----------------
Retained Earnings
    Balance - June 30, 1998                                                (1,201,191)   (1,201,191)
    Net (loss)                                                               (218,084)     (218,084)
    Balance - March 31, 1999                                              $(1,419,275)   (1,419,275)
                                                                          ------------

Total Stockholders' Equity -
              March 31, 1999                                                            $   273,059
                                                                                        ------------

Preferred Stock
    Balance - June 30, 1999              0.00  $  0.00  $           0.00                $      0.00
    Shares issued for cash          3,000,000    3,000         2,601,190                  2,604,190
    Balance - March 31, 2000        3,000,000  $ 3,000  $      2,601,190                  2,604,190
                                   ----------  -------  ----------------
Common Stock
    Balances - June 30, 1999       12,409,503  $12,409  $      1,709,924                  1,722,333
    Shares issued for cash            432,000      432           228,068                    228,500
    Balances - March 31, 2000      12,841,503  $12,841  $      1,937,992                  1,950,834
                                   ----------  -------  ----------------
Retained Earnings
    Balance - June 30, 1998                                               $(1,385,737)   (1,385,737)
    Net Income (Loss)                                                        (227,603)     (227,603)
    Balances - March 31, 2000
                                                                          $(1,613,340)   (1,613,340)
                                                                          ------------

Total Stockholders' Equity -
              March 31, 2000                                                            $ 2,941,684
                                                                                        ------------

                                     See  notes  to  financial  statements

                            HYPERDYNAMICS  CORPORATION
                      Consolidated  Statements  of  Cash  Flows
                   9  Months  Ended  March  31,  2000  and  1999

                                                    2000        1999
Cash flows from operating activities
Net Income (loss)                             $ (227,603)  $(207,764)
Adjustments to reconcile net income
 to cash provided from operating activities
Depreciation and amortization                     24,750      19,010
Gain on sale of revenue sharing agreement        (12,000)          0
Sale of Discontinued Operations                 (127,065)          0
Writedown of carrying value of receivable
from sale of subsidiary                           50,000           0
Writedown of capitalized intangible assets         4,757
Income or loss from Discontinued Operations          568     (10,285)
Changes in:
Restricted certificate of deposit                      0      94,000
Accounts receivable - Trade                     (239,626)    (38,969)
                                 -  Other          1,500      30,000
Inventory                                        (65,968)    (16,376)
Other assets                                     (58,046)          0
         Collection of revenue interest            1,263      31,056
Accounts payable                                  64,626      34,119
Accrued expenses                                  90,121     (10,600)
                                              -----------  ----------
NET CASH USED FOR OPERATING ACTIVITIES          (492,723)    (75,809)

Cash flows from investing activities
Cash investment in discontinued operations             0     (10,958)
Proceeds from sale of revenue interest            85,500           0
        Purchase of fixed assets                (101,939)    (48,405)
                                              -----------  ----------
NET CASH USED FOR INVESTING ACTIVITIES           (16,439)    (59,363)

Cash flows from financing activities
Increase in short-term convertible notes                      12,499
Sale of preferred stock                        2,604,190           0
Sale of common stock                             228,500     112,626
                                              -----------  ----------
NET CASH PROVIDED FROM FINANCING ACTIVITIES    2,832,690     125,125

Net increase (decrease) in cash                2,323,528     (10,047)
CASH AT BEGINNING OF PERIOD                       56,200      11,582
                                              -----------  ----------
CASH AT END OF PERIOD                         $2,379,728   $   1,535
                                              ===========  ==========
Supplemental Information
Interest paid                                 $        0   $   4,702

                      See  notes  to  financial  statements

                            HYPERDYNAMICS  CORPORATION
                         NOTES  TO  FINANCIAL  STATEMENTS

1. The accompanying unaudited interim financial statements of Hyperdynamics Corporation, a Delaware Corporation ("Company") have been prepared in accordance with generally accepted accounting principles and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's latest Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year, 1999, as reported in Form 10-KSB, have been omitted.

2. During the quarter 177,000 options for free trading shares were exercised for $105,000 and 100,000 warrants for restricted 144 stock was exercised for $50,000.

3.     Revenue  Interests  consists  of  the  following:
       Revenue  interest  in  SeirraNet                         $19,865
       Revenue  interest  in  Wired  &  Wireless  Corporation    49,432
                                                                 ------
                                                                $69,297
                                                                 ======

4.     Sale  of  Revenue  Interest.

In May 1997, the Company purchased a 4% revenue interest in the Sierra-Net subsidiary of Internet Finance & Equipment, Inc. by issuing 177,000 shares of stock. The Company valued this transaction at $177,000. Since that time, the Company has been receiving expected cash flows and amortizing its carrying value appropriately. On March 6, 2000, substantially all assets of Sierra-Net were purchased by M&A West, Inc. (stock trading symbol "MAWI"), for cash and MAWI stock. Sierra-Net may only sell 1/6 of the shares per month during the first six months after the MAWI shares are registered (the "lock-up period"). As of May 12, 2000, these shares had not been registered. This sale includes a "put" provision whereby Sierra-Net can demand repurchase of its MAWI stock for $16.25 per share. The provision expires at the end of the lock-up period. If Sierra-Net exercises this provision, MAWI may refuse to repurchase the stock and Sierra-Net can then elect to rescind the entire transaction and return the MAWI shares and all of the cash received up front. As of May 12, 2000, these shares were trading at around $11 per share. According to the May 1997 agreement, the Company's share of any Sierra-Net asset sales is 19%, and accordingly, the Company received $85,500 as its share of the cash received by Sierra-Net. $73,500 of this cash is shown as a reduction of the remaining $93,365 carrying value of the Sierra-Net Revenue Interest and the remaining $12,000 was recognized in the current quarter. Profit will be recognized on this transaction commensurate with the previous monthly revenue stream until the "put" provision expires.

5.     Write  down  of  revenue  interest.

In September 1999, the Company sold its Wired & Wireless, Inc. ("W&W") subsidiary to its founder in exchange for a 5% net revenue interest. This asset is valued at $100,000 and W&W's net book value at that time was a deficit $27,065, resulting in a recorded gain on sale of $127,065. Cash flows received since that date total $4,515, and the principal balance of $100,000 was amortized by $568. In November 1999, a hunting accident severely injured the key employee of W&W, and the Company took a resulting $50,000 write-down in the current quarter. The net remaining balance is $49,432.

6. The Company utilizes trade credit lines to purchase components that it sells. Terms with its vendors range from COD company check to net 30 day terms. The Company has no long term debt

7. Preferred Stock. During the quarter $3,000,000 of Series A preferred stock was sold to investors. Expenses of the offering totaled $395,810 and were netted against capital, resulting in net proceeds of $2,604,190. The preferred stock is convertible into the Company's common stock at a price of 80% of the previous 5 day average trading days upon the conversion date. All or portions of the 3,000 shares outstanding may converted at any time.

8. Subsequent to March 31, 2000, the Company has signed a 10-year lease with the Westwood Technology Center in Houston for approximately 15,236 sq. ft. of general office, integration, and IT hosting center space. The Company will move its Houston based headquarters into the space in the September time frame. The space is to be provided by the Landlord to the Company for its build-out by June 30, 2000. Under the terms of the lease, the Company has a right of first offer for an additional 15,000 square feet of space adjacent to its current space. Concurrently, the Company has signed a five year contract with Worldcom to provide Tier-1 scalable backbone connectivity to support the Company's emerging IT hosting services. Under this agreement Worldcom will extend their Metropolitan Fiber network into the Company's IT hosting facility inside the Westwood Technology Center and provide redundant, high bandwidth access for the whole 536,000 sq. ft. facility. The Company will commit to a minimum bandwidth utilization and resell the bandwidth to its clients with its bundled IT hosting services.

              CAUTIONARY  STATEMENT ON FORWARD-LOOKING INFORMATION

The Company is including the following cautionary statement to make applicable and take advantage of the safe harbor provision of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on
behalf  of,  the  Company.   This  quarterly  report  on  form  10QSB  contains
forward-looking statements. Forward-looking statements include statements concerning plans, objectives, goals, strategies, expectations, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Certain statements contained herein are forward-looking statements and, accordingly, involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitations, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectations, beliefs or projections will result or be achieved or accomplished. In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in the view of the Company, could cause actual results to differ materially from those discussed in the forward-looking statements: the ability of the Company to respond to changes in the information system environment, competition, the availability of financing, and, if available, on terms and conditions acceptable to the Company, and the availability of personnel in the future.

   ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

General  Discussion

During the quarter, we reached a core capitalization milestone in raising $3,000,000 through its private placement of preferred stock. This allowed the Company to spend much of the quarter positioning itself and actually implementing plans for future controlled growth. Operationally, the Company maintains three primary revenue sources. We provide conventional IT services, migration services to help our clients develop end-to-end eBusiness systems, and we are rapidly preparing to fully launch our new bundled service offerings for complete IT hosting. This quarter and next as we begin to implement our IT hosting strategies we will be establishing a seriously focused marketing and sales plan, especially for IT hosting. As we move closer to becoming 100% on-line with the Houston based IT hosting center at the Westwood Technology Center, we will be preparing to raise additional capital and looking for the next opportunities to expand nationally. Overall, management is very pleased with the results of operations this quarter and excited about the positioning of our business plan and expected future results.

Results  of  Operations

Sales increased to $495,163 and $1,450,974 for the three (3) months and nine (9) months ended March 31, 2000, respectively. This compared to $155,078 and $489,246 for the same periods in 1999, respectively. The increase in revenue is a result of the continuation of large projects started in 1999 while successfully closing new business in addition to these projects. Additionally, our continued flexibility to provide conventional IT services while implementing our newer migration services to eBusiness and IT hosting services is helping us to maintain our core revenue base while adding new sources of revenue.

Cost of Revenues increased correspondingly to $473,312 and $1,015,860 for the three (3) months and nine (9) months ended March 31, 2000, respectively. This compared to $94,717 and $296,772 for the same periods in 1999, respectively.

For  the  three (3) month period ended March 31, 2000, gross margin decreased to
4.40%  compared to              44.65% for the same period in 1999. The decrease
was due to a portion of the Company's service revenue that was contracted to a third parties, thereby reducing its gross margin percentage for the quarter. The outsourcing has been necessary to keep up with the Company's growth rate without adding fixed overhead too fast. As more technical professionals are employed or added through acquisition, it is expected that gross margins will increase significantly in future periods. For the nine (9) months period ended March 31, 2000, gross margin also decreased to 30.00% compared to 39.34% for the same period in 1999. The decrease overall for the nine months is a combination of increasing efficiencies overall within the organization to provide more cost effective services even while the Company is outsourcing certain performance processes to manage growth while minimizing losses and ultimately maximizing profits. This outsourcing is the Company's mechanism to determine the optimum time to add fixed overhead and to match the addition of fixed administrative overhead, discussed below, as closely as possible with its increase in revenues and gross profits.

Selling, General and Administrative expenses increased to $ 470,754 and $766,133 in the three (3) month and nine (9) month periods ending March 31, 2000, as compared to $ 109,166 and $380,325 for the same periods in 1999, respectively. $225,396 of the increase was due to a change in accounting policy regarding the expensing versus capitalization of certain pre-operational costs of start-up activities for the Company's bundled IT hosting services. Up until this now, the Company had maintained a policy to capitalize certain expenditures related specifically to establishing its new bundled IT hosting services planned to come on-line in September of this year with the new IT hosting facility. As a result of the change in accountants recently announced in the Company's 8K filing on April 18, 2000, the Company's new accounting firm brought to its attention that SOP 98-5, "Reporting on the Costs of Start-up Activities", applied to us starting in our current fiscal year. Under the instruction of SOP 98-5 the Company has herein reflected the cumulative effect with a one-time adjustment in this quarter ended March 31, 2000 and is not required to report the pro forma effects of retroactive application. The remaining increase was due to in selling, legal, and accounting expenses as well as accounting, and administrative staff to help support increasing activity levels.

Net Loss. The net loss of the Company was ($459,512) and ($227,604) for the three (3) month and nine (9) month periods ended March 31, 2000. This compares to a gain and loss of $2,564 and $(207,764) for the same periods in 1999, respectively. The negative results are due primarily to a change in accounting policy required by SOP 98-5 as explained above and an increase in staffing for sales, accounting and legal expenses. Also, the Company had expected to recognize a portion of the extraordinary gain on the sale of SierraNet, Inc. as disclosed to a footnote in the financial statements above. Due to certain provisions explained in this footnote, the Company has yet to recognize any of this gain. Based on the plan to role-out the bundled IT hosting services later this year, the Company expects fewer necessary expenditures that it would have capitalized under its old policy but now will expense according to SOP 98-5. Thus, the Company is working hard to reflect profits during periods that it is ramping up its marketing and sales for its new IT hosting services as it maintains its goal to be profitable as it grows.

Liquidity  and  Capital  Resources

At March 31, 2000 the Company's current ratio of current assets to current liabilities was 13.21. This compares to 1.29 for 1999. The Company has dramatically improved its current ratio through improving results of operations as well as obtaining additional capital financing through its Reg D private placement completed during the quarter. The Company does not have any long-term debt nor does it plan for any.

In the process of increasing its marketing and sales activities in preparation for bringing the new IT hosting facility on-line, the Company is evaluating a long-term equity line of capital to be used for implementing additional IT hosting centers in strategic locations around the country and for key acquisitions of technically talented IT consulting and integration firms.

The Company is in a position to obtain additional capital upon the exercise of previously-issued warrants and outstanding options for common stock.

Prospective  Information

The Company is now realizing increased sales and expects growth and profitability in future periods. The progress of the Company to date has been accomplished with limited capital resources. Now and for future periods, it has obtained the working capital necessary to meet its short-term business plan goals and to continue to grow with profits. With the new IT hosting facility coming on-line, the Company's bundled IT service offerings and related revenues are expected to grow exponentially. The Company plans to announce a relationship with a key business development partner in the coming weeks. Through controlled overhead, enhanced resources, and a focused marketing and sales strategy, management will maintain a goal to become steadily profitable while it continues to grow the business and expects to be successful in doing so.

In preparation of rolling out its full-blown marketing plans, the Company has already hired two new sales professionals with combined 20 years experience. Additionally, the board of Directors made a decision to drop all reference to the Company's subsidiaries and to roll out a unified new identity referring only to Hyperdynamics Corporation. The Company's website will be updated in the coming weeks to reflect this unified identity as Hyperdynamics, "the premier information technology service provider, providing the power for eBusiness."
During the quarter management applied for a NASDAQ Stock Market small-cap listing. Market conditions were such that delayed some requirements for the Company to meet to become listed. To facilitate the efficient processing of its application when market conditions become favorable, management is evaluating whether to have a stub audit completed for the period ended March 31, 2000 so that the process to become listed on a major exchange can be expedited as much as reasonably possible. Management feels that becoming listed on a major exchange is an important milestone that the Company can reach in the coming months and will continue to put a priority towards that goal.

Now that the implementation of the Company's Houston based IT hosting facility is in process, Management will continue to update the Company's ITSP (Information Technology Service Provider) business plan and will look to start its next phase of capitalization. The Company is working to establish an equity line to support its plans for adding additional IT hosting facilities across the country and facilitate appropriate acquisitions to enhance its technical capabilities. During the current quarter, management has made the decision to expend adequate resources to focus on the core marketing and sales plan for the Company.

                         PART  II     OTHER  INFORMATION

ITEM  2.   Changes  In  Securities

On January 12, 2000, we sold 2,000 shares of our new issue Series A Preferred Stock for a total of $2,000,000 in cash to three accredited investors. As part of this transaction, we also issued to the three investors a total of 200,000 warrants to purchase shares of our common stock at a price of $5.9125 per share which are immediately exercisable and expire on January 6, 2005. In addition, we issued as part of the placement costs a total of 200,000 warrants to purchase shares of our common stock at a price of $7.095 per share which are immediately exercisable and expire on January 6, 2005.

On January 25, 2000, we sold an additional 1,000 shares of our new issue Series A Preferred Stock for a total of $1,000,000 in cash to one of the same accredited investors who purchased on January 12, 2000. As part of this transaction, we also issued to the accredited investor a total of 100,000 warrants to purchase shares of our common stock at a price of $5.9125 per share which are immediately exercisable and expire on January 6, 2005. In addition, we issued as part of the placement costs, 100,000 warrants to purchase shares of our common stock at a price of $7.095 per share which are immediately exercisable and expire on January 6, 2005.

This was a private placement offering of securities that was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the Act) and Rule 506 of Regulation D of the Act. Each certificate issued for these securities contained a legend stating that the securities have not been registered under the Act and setting forth the restrictions on the transferability and the sale of the securities. None of the transactions involved a public offering. We believe that these investors had the knowledge and experience in financial and business matters that allowed them to evaluate the merits and risk of the purchase of these securities. We believe that these investors were knowledgeable about our operations and financial condition.

The Series A Preferred Stock is convertible into our common stock upon the earlier of (i) the effective date of a registration statement covering the shares of common stock underlying Series A Preferred Stock (the "Conversion Shares), or (ii) the ninetieth (90th) day after the issuance of each such share of Series A Preferred Stock(referred to as a "Conversion Date"). Each share of Series A Preferred Stock outstanding on January 30, 2002 shall be converted automatically into Common Stock on such date in accordance with the Conversion Formula and the Conversion Price then in effect.

The Series A Preferred Stock is convertible into our common stock in accordance with the "Conversion Formula" which is $1,000.00 divided by "Conversion Price", where:

Conversion Price = Average Price at Closing or the Average Price at Conversion, whichever is less; and

Average Price at Closing = The five (5)-day average Closing Bid Price for the Corporation's Common Stock on the trading date immediately before the date such Series A Preferred Stock was issued; and

Average Price at Conversion = Eighty percent (80%) of (that is, a 20% discount to) the five (5)-day average Closing Bid Price for the Corporation's Common Stock immediately before the Conversion Date.



ITEM  6     Exhibits  and  Reports  on  Form  8-K

      (A)     EXHIBITS

              The following exhibits are filed with this Quarterly Report or are incorporated herein by reference:

              Exhibit  Number     Description
                          27     Financial  Data  Schedule

      (B)     REPORTS  ON  FORM  8-K
              On January 26, 2000 the Company filed form 8K reporting the completion of its $3,000,000 financing.

              On April 18, 2000 the Company filed form 8K reporting on the change in its certifying accountant.

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

Dated:  May  31,  2000