Form 10KSB
period 2000-06-30
HYPERDYNAMICS CORP
filed 2000-10-13
CIK 937136

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] Annual Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934; For The Fiscal Year Ended: June 30, 2000

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

Securities  registered  under  Section  12(b)  of  the  Exchange  Act:

                                                     Name of Each Exchange
        Title of Each Class                           on which Registered
        -------------------                          ---------------------
                N/A                                            N/A

Securities  registered  pursuant  to  12(g)  of  the  Exchange  Act:

                               Title of Each Class
                          Common Stock, $.001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for the year ended June 30, 2000 were $2,137,998. The aggregate market value of Common Stock held by non-affiliates of the registrant at September 22, 2000, based upon the last reported sales prices on the OTCBB of $2.8125 was $17,350,863. As of September 22,2000, there were 13,567,859 Shares of  Common  Stock  outstanding.

                                   TABLE OF CONTENTS


PART I

Item 1        Business                                                                3

     Item 2   Properties                                                             12

     Item 3   Legal Proceedings                                                      12

     Item 4   Submission of Matters to a Vote of Security Holders                    13


PART II

     Item 5   Market for Registrant's Common Equity and Related Stockholder Matters  14

     Item 6   Management's Discussion and Analysis of Financial Condition and

              Results of Operations                                                  16

     Item 7   Financial Statements                                                   19

     Item 8   Changes in and Disagreements With Accountants in Accounting and

              Financial Disclosure                                                   19


PART III

     Item 9   Directors, Executive Officers, Promoters and Control Persons;

              Compliance with Section 16(a) of The Exchange Act                      20

     Item 10  Executive Compensation                                                 22

     Item 11  Security Ownership of Certain Beneficial Owners and Management         24

     Item 12  Certain Relationships and Related Transactions                         26

     Item 13  Exhibits and Reports on Form 8-K                                       27

                                     PART I
Item  1     BUSINESS

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

Investment  in  Revenue  Sharing  Agreement

On May 1, 1997, Hyperdynamics entered into a revenue sharing agreement with Internet Finance and Equipment, Inc. (A Florida Corporation referred to as "IF&E") and Sierra-Net, Inc. (A Nevada Corporation referred to as "Sierra-Net"). This agreement was pursuant to a "Stock Purchase Agreement" dated April 1, 1997 between Net Telecommunications, Inc., ISP.NET, Inc. and Hyperdynamics, as amended on April 25, 1997 whereby Hyperdynamics facilitated the acquisition of Sierra-Net through the issuance of 177,000 shares of the Company's restricted common stock. Hyperdynamics received a 4% interest in the gross revenues of Sierra-Net, Inc. (A Nevada based Internet Service Provider) as well as the right to 19% of the proceeds pursuant to any partial or complete sale of SierraNet, Inc. The monthly payments were received consistently up until the time SierraNet, Inc. was acquired by M&A West, Inc. (OTC/BB: MAWI). The Company received its portion of cash proceeds as disclosed in the financial statements and maintains a 19% interest in 153,846 shares of MAWI or 29,230 shares. On October 1, 2000 the MAWI stock was trading at approximately $5 per share. Based on the acquisition agreement it appears that there is a possibility for the acquisition to be unwound and thus Hyperdynamics Management, based on conservative accounting principles, is waiting for complete resolution to determine the value of its 19% interest.

Initiation  and  Sale  of  Wired  &  Wireless  Corporation

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

On September 30, 1999, management decided that the Wired & Wireless business was not conducive to its business plan to become the premier Integrated Technology Service Provider (ITSPTM). Thus it sold the subsidiary to Joseph Barris and Ted Tarver, In the transaction Wired & Wireless took all of its assets and liabilities and the Company received a revenue sharing agreement. Cash flows received to date have totaled $4,515. In November the President of Wired & Wireless was in a serious hunting accident and on a long road to recovery. Any future revenue is contingent on the recovery of the President and the rebuilding of their business.

Addition  of  key  management

On June 23, 1998 the Company hired Harry James Briers as the new "Director of Integrated Information Systems". Mr. Briers also agreed with the company to re-direct all of his consulting business, formally known as "Perfect Solutions" in Houston, Texas. The agreement included that the Company obtains all of the rights to all future sales for products and services to these customers. Mr. Briers was issued 100,000 shares of restricted common stock in the transaction. At the time of the agreement, the stock issued was trading at $.51 per share. Mr. Briers carries an MBA from the University of Houston - at Clear Lake. His focus on mission critical enterprise-wide software applications broadens the scope of the Company's capabilities. A major area of focus for Mr. Briers has been integrated enterprise level software applications like the Great Plains client-server plus SQL mid-range accounting system. This enterprise level accounting platform is targeted for progressive growth companies with $10 million to $500 million in revenues. The addition of Mr. Briers enhanced the primary mission focus of the Company's target market for its integrated IT services.

The  Company's  first  Enterprise  Wide  Mid-range  System  Project

On June 3, 1999 the Company announced a significant Enterprise Wide Mid-range System Project. MicroData Systems, Inc., (its wholly owned subsidiary) initiated an e-commerce development project with The Mattress Venture, LP of Houston, Texas. The Mattress Venture, LP at the time supported eighteen (18) Franchisee's representing approximately one hundred thirty (130) stores across the country. According to Furniture/Today magazine, The Mattress Firm is currently the 46th largest furniture sales organization and fastest growing bedding specialty retailer in the United States with projected annual sales in excess of one hundred million dollars ($100,000,000). The initial project revenue was budgeted at $800,000 and could increase depending upon the startup or acquisition of additional stores. Revenues to date have totaled $1,503,634 as of June 30, 2000. The Company has completed the planning, design, and development phase I together with its key partner Great Plains software. In phase I a custom point-of-sale application has been developed and is currently being rolled out to the Mattress Firm stores nation-wide. This is a custom web-based application that integrates via Microsoft Site Server and Great Plains eEnterprise accounting software to run at the point-of-sale workstation without any additional software than a standard web browser. Hyperdynamics designed the system to use the Internet as the primary connectivity thereby bypassing the need for much more costly private wide area networking. These facts coupled with the utilization of Microsoft SQL server on the back-end makes this retail point-of-sale system one of the most feature rich, integrated, scalable and cost effective system available today. Based on the success of this project and a growing number of opportunities in our pipeline, the Company has a growing confidence in its ability to obtain more and more enterprise level system projects. Additionally, the Mattress Firm has indicated the possibility of significant follow-on business with respect to Phase II of this project which is expected to address more customization in inventory control including bar-coding among other things. These projects are perfect lead -ins for our new Integrated Technology Centers, the first of which is being built in Houston, Texas at the Westwood Technology Center.

Current  Direction  of  Business  Plan

               Mission  Statement

               To be the premier integrated technology service provider (ITSPTM) that maximizes our clients' return on their technology investment

Hyperdynamics has a mission to be a premier integrated technology services provider (ITSPTM). The information technology (IT) industry is the most dynamic and rapidly growing industry in the history of free commerce. Through its initial strategies, Hyperdynamics will build its core IT knowledge base and infrastructure capability to position it to be a leader in the e-Business economy of the future. Its primary goal is to position itself to capture its share of what we perceive to be the largest potential recurring revenue base in history.

Hyperdynamics has refined and continues to develop the best cost/beneficial IT services. To maintain flexibility the Company has grouped its approach to IT services into three groupings.

          CONVENTIONAL IT SERVICES are provided on a highly flexible basis to help companies with existing IT infrastructures to plan, design, implement, and manage their own telecommunications, wide area networking, server and workstation systems, operating systems, and integrated software applications. Our clients dictate to which degree we get involved in any one or all of these defined areas of IT.

          EBUSINESS MIGRATION SERVICES are provided to specifically address the evolution of our clients IT systems to support the new ways of doing business such as business to business and business to consumer e-Commerce and Internet marketing. Hyperdynamics Corporation designs and implement transaction based, mission critical eCommerce systems for its clients.

          ITHOSTING SERVICES are provided to handle a company's complete end-to-end IT requirements and literally become our clients IT department by contract. The Company is continuing to develop its IT hosting infrastructure to allow it to professionally manage our clients centralized servers in a true data center environment.



Over the last five years, the technology industry has proven out and tested all manner of service delivery models. During that time, the client has assumed varying levels of risk, responsibility, and management of the IT processes.
Three models have risen to the top as the most cost-effective, performance enhancing, and results-focused:

-     The  outsource  IT  services  organization,
-     The  Internet  Service  Provider  (ISP)
-     And  the  Application  Service  Provider  (ASP).

HyperDynamics combines all three delivery models into a single, customer-directed delivery model - the Integrated Technology Service Provider or ITSP as it has come to be known. By bringing together the power of the ITSP to the emerging growth and mid-market clients, HyperDynamics allows its customers yet another avenue of competitive advantage in their unique market places.

In years past larger companies have had the luxury of having extensive resources to implement and manage their information technology budgets. They have learned that the more efficiently they balance their information technology (IT) investment with benefits, the more they can earn as a result of lowered expenses and increased productivity. As a rule, the smaller an organization becomes the less likely it is to be able to take cost effective advantage of the latest and best technology. Company's like ours, using the newest system management technology help remove the gap between small and large organizations. By acquiring technology-based companies in the primary defined areas of information technology, we provide a total cost effective and competent service acting as the IT department. As a result our customers derive the benefits from highly trained professionals in the IT field and only pay for the actual amount they need.

Our  Central  Message  to  Customers

HyperDynamics enables you for tomorrow today. We do this through comprehensive IT services and applications hosting that maximize your returns. We deliver best of breed technology and rapid deployment methodologies to empower your business. At HyperDynamics, we're focused on today so you can focus on tomorrow.


The  phenomenal  information  technology  (IT)  industry

You cannot talk about information technology (IT) without having a major focus on the Internet and e-Business. The Internet and all of its parts has now become a primary component of any company's IT infrastructure.
Deciding how exactly to integrate with the Internet and achieving the optimum integration requires significant technical expertise. Hyperdynamics provides the design, implementation, and management services to support complete IT Hosting of a clients IT Department with a emphasis on e-Business (e-commerce is a subset of e-Business). The growth of the Internet and rapid movement of conventional business to e-Business puts Hyperdynamics in the in the right place at the right time.

The Emerging Digital Economy II, published by the US Department of commerce discloses the following statistics and estimates in June 1999:

A.   THE EXPANSION OF THE INTERNET
     1. Total people across the globe with Internet access has grown to 171 million worldwide
     2. From 1998 to 1999 web users increased 55%, Internet hosts rose by 46%, web servers increased by 128%, and new web addresses rose 137%
     3. IDC Corporation (IDC) was said to report that between 1998 and 1999 revenues of U.S. Internet service providers (ISPs) will rise by 41%. IDC projects that these ISP revenues will continue growing at a compound annual rate of 28% through 2003.
     4. As of June 8, 1999 Canada and the US make up 56.6% of total people with Internet access. This equates to 37% of US citizens and 36% of Canadians with Internet access at home or work.

     5.   Concerning electronic commerce in the digital economy:

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

B.     THE  RISE  IN  E-COMMERCE

               The 1998 "Emerging Digital Economy Report" sited last year that, "In early 1998, forecasters were suggesting that business-to-business e-commerce might rise to $300 billion by 2002." Most forecasters now expect that to be a very low projection. "U.S. Online Business trade will Soar to $1.3 Trillion by 2003", According to Forrester Research's press release, December 17, 1998. (http://www.forrester.com).
                                            ------------------------
               "Early 1998 estimates suggested that Internet retailing might reach $7 billion by 2000. In all probability, this level was exceeded last year (1998), current private estimates of 1998 online retail trade range between $7.0 billion and $15 billion. Forecasters now project online retail sales in the range of $40 billion to $80 billion by 2002. And even these increased forecasts of both business-to-business and business-to-consumer e-commerce may prove to be low if a recent study financed by Cisco Systems, which estimates that 1998 total e-commerce (both business-to-business and business-to-consumer) was $102 billion, is a more accurate estimate."

C.     INCREASING  GLOBAL  MARKETS

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

D.     NEW  WAYS  OF  DOING  BUSINESS

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

          Hyperdynamics exists to be that special breed. With our positioning as an integrated technology service provider (ITSPTM), application service provisioning is a primary subset of the business plan we implemented over two years ago. With our strategy for our cost/benefit designed IT hosting centers, we will provide the best end-to-end services for our clients at the best possible cost. This will allow our clients to focus on what makes them money.

          IT HOSTING AND EXSOURCING

          In the December 1999 Forrester research report, "The exSourcing Imperative", the research writers identify a "new breed of outsourcer", the "exSourcer". In the report Forrester defines the exSourcer as:

               "A help provider that manages multi-company processes and technologies across the Internet."

          In the report, Forrester graphically depicts the difference between the traditional IT outsourcing model from the new exSourcing strategy. In traditional IT outsourcing, the Company is the centerpiece surrounded by its PC, Data Center, and Network outsourcers with custom integration requirements for each of its Customers, Partners, and Suppliers having diverse systems needing to access its system processes. With the exSourcing model, the exSourcer becomes the centerpiece by extending its clients integrated multi-company process services such as ordering, account status, and inventory management to its customers, vendors, and partners. The exSourcer primarily utilizes the Internet as the connection point between the transacting parties and must manage the relationships between them.

          Hyperdynamics' business plan for IT hosting has significant similarities and cross over with Forrester's exSourcing concept. While maintaining its flexibility to provide conventional IT services and moving towards the IT hosting model, the Company will naturally be developing and performing more and more business process services. Hyperdynamics is positioned to become the premier ITSPTM providing complete end-to-end IT hosting services on an outsourced and ultimately exSourced basis.

E.   THE SHORTAGE OF IT WORKERS AND RELATED STRATEGY

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

          In addition to its acquisition strategy, the IT hosting strategy to intensely cross train our IT professionals and build our virtual IT department will increasingly attract top technical talent. This integrated service is positioned towards total IT outsourcing. One of the reasons that there is a shortage of IT professionals is due to the lack of standards established across all areas of a company's IT infrastructure. With a lack of standards, companies create a maze of complex system designs. The larger and more diverse the organization, generally the more complex the system. This is what has spawned the emergence of enterprise-wide application technology. Larger companies invest large amounts of resources in the implementation of these types of applications that allow the organization to standardize the way it does business. The enterprise applications cross over departmental boundaries, subsidiary lines, and possibly even industry lines in the case of conglomerates or modified conglomerates. Business managers are learning that by standardizing the components used for each area of information systems that the ultimate total cost of ownership will be greatly reduced. The hard dollar benefits are somewhat difficult to evaluate because some of the real benefits are long-term in nature. The soft-dollar benefits, such as increased organizational productivity are unfortunately not often considered until a competitor is able to provide a product or service more efficiently and your company is fighting to stay in business. Hyperdynamics' IT professionals have developed a complete standards based information system design and is providing a one-stop IT Hosting option for its clients.

          Ultimately,  IT  hosting  will  provide  a  complete  design  from the integrated voice and data phone system to the integrated enterprise-wide software applications which run geographically independent across an organizations network infrastructure. Network based video applications will be integrated in a like manner. One challenge will be to make the services flexible enough to handle a wide-range of companies in many different industries without compromising foundational standards. This is the reason that partnership with companies like Great Plains Software is so important.

          An integrated information technology environment includes all factors associated with the design, implementation, and maintenance of an organization's Intranet and Internet related communications. Technologies such as ATM (Asynchronous Transfer Mode) allow the real world convergence of voice, video, and data across a single fiber and/or copper cable plant. With this technology a computer workstation can now be transformed into a complete communication device that, through standards based applications, will allow a single cable connection to seamlessly support integrated applications such as video conferencing, telephone, voice mail and email, and many other enterprise-wide productivity based applications.

          The Company maintains a strong strategy to continue to develop and leverage it's own Information Systems Infrastructure and will continue to invest in the automation of the administratively based public company overhead. The commitment that it has made to the Great Plains eEnterprise mid-range system is evidence of substantial progress in this area. Based on this strategy, the Company will benefit from an ever increasing cost/benefit through economies of scale as it reaches it's critical mass through acquisition as well as building on it's expanding IT hosting infrastructure. This will allow the Company to operate more efficiently as well and result in maximizing profits for its shareholders.

          To keep up with technology as it changes so rapidly, the Company will continue to invest in technical certification and excellence. We believe that growing technical expertise will open doors for an increasing opportunity to provide total turnkey IT services. We expect the long-term results to be strong recurring contract service revenue. This will continue to strengthen the Company's value and related stock price in years to come.

Employees and Independent Contractors

The Company has sixteen (16) full time employees. The Company uses independent contractors to minimize fixed overhead prior to its initiation of its first Integrated Technology Center (ITC), expected to come on-line in late November 2000. While utilization of independent contractors reduces the Company's gross profits in the interim, management believes that it ultimately minimizes its risk during its transition to the new IT hosting business model. Direct employment is expected to increase dramatically with the opening of its ITC. No employees are represented by a union and the Company believes that its labor relations are good.

Key Vendors and Technical Certifications

In the past two years Hyperdynamics has positioned itself to successfully shift its primary revenue base more clearly to IT services while maintaining technical expertise to continue selling hardware and software components on a convention basis, especially to its larger customers. To support this goal the Company has enhanced or maintained certifications with Microsoft as a Microsoft Solution Provider, Great Plains Software and Seibel sales management as eEnterprise reseller, Intel Product Dealer and now Intel Premier Partner, Citrix Systems Certified reseller, 3Com Network Systems Integrator, Xerox Peripherals reseller, Extreme Networks Premier VAR, and CCC Networks authorized reseller just to name a few. With its relationship with Intel, the Company has the capability to provide custom hardware solutions along with its IT hosting services. This capability provides a tighter integration for its services.

In conjunction for its plans to establish its first ITC at the Westwood Technology Center as discussed below, the Company negotiated with major International Exchange Carriers to decide on its key Internet backbone partner for its redundant and scalable bandwidth requirements. Based on the ability to deliver a redundant fiber based On-Net solution and their co-marketing plan presented as the "HyperGrowth" plan, AT&T has become that partner. Other carriers considered either did not have a strong co-marketing plan or could not deliver the requirements in the time specified. Management feels that this accomplishment is another milestone that has positioned the Company for true
"HyperGrowth",  as  AT&T  puts  it.

Subsequent  Events

Stock Buyback Program. On April 25, 2000 we announced a stock buy back program for up to 500,000 shares of our common stock. We have purchased 71,000 shares to date in the open market. Our last open market purchase occurred on July 24, 2000, of which 2,500 shares were purchased subsequent to June 30, 2000. We do not intend to make any more purchases of our stock under this program.

In August 2000, we announced an exchange offer. We anticipate delivering the exchange offer disclosure materials to our shareholders shortly after we file this Form 10-KSB. Our Board of Directors approved an Exchange Offering for a minimum of 6,620,676 shares up to a maximum of 11,917,216 shares of our common stock. Under the terms of the exchange, shareholders will exchange 100 shares of the company's common stock for a Unit. Each Unit consists of one share of 9% series B redeemable preferred stock (stated value $200), 100 redeemable Class A warrants, 100 redeemable Class B warrants and 100 redeemable Class C warrants.

ABOUT THE PREFERRED: The preferred stock (stated value $200) will pay a 9% dividend on a quarterly basis in arrears. As long as the units trade as originally issued, the dividend will be credited automatically as a reduction of the exercise price of the Class A warrant until fully paid, then to the exercise price of the Class B warrant until fully paid, and then to the exercise price of the Class C warrant until fully paid. Thereafter, or in the event that all of the Unit's component securities are detached, the dividends will be paid in cash or shares of common stock, at our discretion. The preferred stock is redeemable at its stated value plus accrued dividends. The preferred stock is not convertible into common stock.

ABOUT THE WARRANTS: Each Class A, B, and C warrant will have an exercise of price of $1.35 per share and will expire after 7-1/2, 15 and 22-1/2 years, respectively. Beginning no sooner than one year and one day after the completion of the exchange, and only after the daily closing bid price on the common stock is over $5 for a period of 20 consecutive trading days, we may, at our discretion, call for redemption the Class A, B, or C warrants at a redemption price of $.01 per warrant. In the event that the Class A, B or C warrants are not detached from the unit, then the dividend payments from the preferred stock will fully pay for the exercise price of the Class A, B and C warrants in 7-1/2, 15 and 22-1/2 years, respectively, at which time the warrants will be automatically exercised into shares of common stock.

Our shareholders should carefully read the Exchange Offer and related materials that we will be sending out within a reasonable time because they contain important information, including various risks, terms and conditions to the Exchange Offer. Shareholders can obtain the Exchange Offer and related materials free at the SEC's Web site at www.sec.gov or from the information agent or exchange agent. Shareholders are urged to carefully read these materials prior to making any decision with respect to the Exchange Offer. There is no assurance that the minimum number of shares will be exchanged.

The board of directors of HyperDynamics has approved the Exchange Offer. However, neither we nor our board of directors make any recommendation to shareholders as to whether to exchange or refrain from exchanging their shares. Shareholders must make their own decision as to whether to exchange some or all of their shares.

Item  2     PROPERTIES

The office of the Company is currently located at 2656 South Loop West, Suite 103, Houston, Texas 77054 where the Company leases approximately 3,000 sq. ft. of commercial office space. The Company pays $3,065 per month. This is a month-to-month lease. In the center of the space the Company has developed its communications and computer room, which serves as the network server center, wide area network hub including its Internet point of presence (POP), and central telephone room. The space is secured by a monitored alarm system.

On May 9, 2000 the Company signed a 10-year lease with AGB Westwood, LTD to lease its new facilities at the Westwood Technology Center, a 540,000 square foot development in Houston, Texas. After tremendous design efforts were put forth working with Moody Rambin Interests, Lamereaux and Associates-Architects, Day Brown Rice Engineering, and Smith Commercial Construction were exerted to design the first Hyperdynamics Integrated Technology Center, build-out initiated on September 12, 2000. AGB Westwood, LTD is one of the largest Real Estate development partnerships that focus on picking selected properties around the country and retrofitting them into technology centers. Basic features expected upon the completion of WTC are redundant power sources from Reliant Energy with an Automatic Transfer Over (ATO) switching capability in case of a power outage. Additionally, it is expected that power available to the facility will hit 100 watts per square foot so as to support rapid growth for companies like Hyperdynamics.

Under the lease the company leased approximately 15,236 sq. ft. of space to be used initially for corporate offices, data center and integration center operations as well as marketing and sales for its new HypersourceTM services model. Additionally, plans for specified technical training areas are included. The Company also has a right of first offer on an adjacent 15,000 sq. ft. In the facility, the data center component will provide the guts of the operation as the focal point for AT&T's redundant fiber co-location and with features such as FM200 fire suppression, N+1 redundant power with battery backups, backup electric generator, redundant air conditioning, 24 inch raised flooring, leak detection, and security system. The more costly data center component has been designed to be as modular as possible so that the Company can more easily match up capital investment outlay with the closure of new Hypersource service contracts.

Hyperdynamics paid the first and last months rent of the 60-month lease upon signing. Upon commencement of the lease the Company will receive a 6 month free rent period and then on the 7th month after commencement begin paying $17,775 per month or $14 per square foot. Should the Company not elect to cancel the lease, as is its right, beginning the 55th month of the lease the rate will change to $20,632 per month or $16.25 per square foot. Per mutual agreement by AGB Westwood and Hyperdynamics on September 22, 2000, the parties are in agreement to commence the lease on November 1, 2000.

Item  3     LEGAL  PROCEEDINGS

Arbitration has commenced between Charterbridge Financial Group, Inc. (the claimant) and us (the respondent). Charterbridge is claiming that it was entitled to receive warrants to purchase up to 100,000 shares of our common stock, exercisable at $0.75 per share in connection with an investor relations contract with us. This arbitration was filed in June 2000. We believe that Charterbridge breached the contract and is owed nothing. The parties are presently in settlement negotiations.

We were named as a defendant in litigation in which the plaintiff, Cherie Dunn, is claiming that she was entitled to receive options to purchase up to 55,000 shares of our common stock, exercisable at $1.00 per share in connection with an employment agreement with us. The case is styled Cherie Dunn v. Hyperdynamics Corporation, No. 2000-27220, 80th Judicial District Court, Harris County, Texas. This suit was filed in June 2000. We dispute the plaintiff's allegations. Initial discovery has recently commenced in this matter.

In 1984, we failed to file financial statements as required by Utah law within thirteen months after our public offering in 1983. On June 17, 1987 the Division of Securities of the Department of Commerce (formerly known as the Securities Division of the Department of Business Regulation) of the State of Utah issued an Order by which an offering exemptions which would be otherwise applicable and available to us by reason of Section 61-1-14 of the Utah Code were revoked by the Utah Order until such time as we filed financial statements as required by Rule 10.2-1(b)(7) of the Division. The State of Utah vacated this order in July 2000.

Item  4     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

On July 21, 2000, the company held its annual shareholder meeting as disclosed its proxy statement filed in June 2000. The shareholder meeting was for shareholders of record at May 8, 2000. There was 13,007,888 shares outstanding on that date. All nominated directors were duly elected and Malone & Bailey, PLLC was ratified as the auditor for the fiscal year end June 30, 2000. There was no other business conducted.

The  voting  results  including  proxy's  received  were  as  follows:
Total shares voting in person and by proxy totaled 11,362,122 or 87% of the outstanding shares as of the date of record

Directors Elected
                         # of shares FOR    # of shares AGAINST  # of shares ABSTAIN

Kent Watts                      11,362,122                    0                    0

Robert J. Hill                  11,362,122                    0                    0

Harry Briers                    11,362,122                    0                    0

Bobby Lewis                     11,362,122                    0                    0

Christopher
St. Laurent                     11,362,122                    0                    0

                                           RATIFY MALONE & BAILEY, PLLC
                         # of shares FOR    # of shares AGAINST  # of shares ABSTAIN
                                11,362,122                    0                    0

                                      OTHER BUSINESS - NONE DISCUSSED

                         # of shares FOR    # of shares AGAINST  # of shares ABSTAIN
                                11,359,622                1,000                1,500

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

                      High Bid  Low Bid

1999
      First Quarter     1.2500  0.25000
      Second Quarter    2.2500  0.78125
      Third Quarter     3.5000  0.28125
      Fourth Quarter    1.3750  0.46875

2000
      First Quarter     1.1250   0.6800
      Second Quarter    5.0625   0.5000
      Third Quarter     7.7500   3.6250
      Fourth Quarter    4.7500   1.1875

On September 22, 2000, the last bid for the Common Stock as reported by the OTCBB was $2.8125 per share. On September 21, 2000, there were approximately
3,000  stockholders  of  record  of  the  Common  Stock.

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

Recent  Sales  of  Unregistered  Securities

During the year ended June 30, 2000, the following transactions were effected by the Company in reliance upon exemptions from registration under the Securities Act of 1933 as amended (the "Act") as provided in Section 4(2) thereof. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Act and setting forth the restrictions on the transferability and the sale of the securities. No underwriter participated in, nor did the Company pay any commissions or fees to any underwriter in connection with any of these transactions. None of the transactions involved a public offering. The Company believes that each person had knowledge and experience in financial and business matters, which allowed them to evaluate the merits and risk of the receipt of these securities of the Company. The Company believes that each person was knowledgeable about the Company's operations and financial condition

In October 1999 we issued a total of 275,000 warrants to purchase shares of common stock to one vendor as payment in kind for business and financing services rendered. These warrants are immediately exercisable at an exercise price of $1.50 per share. The expiration date of these warrants is September, 2002. This was a private placement made in reliance on Section 4(2) of the Act.

In December 1999, we issued a total of 57,500 options to purchase shares of common stock to 10 employees as payment in kind for employment (bonuses and incentive compensation). 17,500 of these options are immediately exercisable at an exercise price of $2.00 per share. 40,000 of the options vest at future dates at the discretion of the board with exercise price of $2.00. The expiration date of these options is November, 2001. This was a private placement made in reliance on Section 4(2) of the Act.

In March 2000, we issued 100,000 shares of section 144 restricted common stock pursuant to the exercise and payment of $50,000 or $.50 per share of outstanding Consultant Warrants with Mr. Randy Massey.

Item 6 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            CAUTIONARY  STATEMENT ON FORWARD-LOOKING INFORMATION

The Company is including the following cautionary statement to make applicable and take advantage of the safe harbor provision of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on
behalf  of,  the  Company.   This  Annual  Report  on  Form  10-KSB  contains
forward-looking statements. Forward-looking statements include statements concerning plans, objectives, goals, strategies, expectations, future events or performance and underlying assumptions and other statements, which are other than statements of historical facts. Certain statements contained herein are forward-looking statements and, accordingly, involve risks and uncertainties, which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitations, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectations, beliefs or projections will result or be achieved or accomplished. In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in the view of the Company, could cause actual results to differ materially from those discussed in the forward-looking statements: the ability of the Company to respond to changes in the information system environment, competition, the availability of financing, and, if available, on terms and conditions acceptable to the Company, and the availability of personnel in the future. The Company has no obligations to update or revise these forward looking statements to reflect future events.

The following discussion should be read in conjunction with the financial statements and notes thereto for the fiscal years ended June 30, 2000 and 1999.

General

With its focus heavily on the The Mattress Firm Project in FYE 2000 the Company recognized some promising core revenues. Having limited capital resources for the first half of the year and with its intense focus on this project, the ability for the Company to close substantial follow-on business was curtailed. The Company's priorities were clearly to make this project run as smooth as possible and to focus its sites on establishing its new Integrated Technology Center (ITC) at the Westwood Technology Center in Houston, Texas. The Company has been able this year to move forward with its IT hosting business plan by leasing its new facilities at the Westwood Technology Center and contracting with AT&T for its fiber based backbone. AT&T is providing redundant physical path fiber to be colocated at the new ITC and is also working with Hyperdynamics with respect to co-marketing and business development through their "Hypergrowth" program. The Company has also been able to implement new and improved business development strategies associated with the new ITC with help from Interneed as a consulting partner in Houston that has helped to define our complete marketing and sales strategy. However, with all of this progress towards the new IT hosting plan, the slowing down of Phase I of The Mattress Firm Project and cost overruns in the fourth quarter curtailed revenues and gross profit percentages. Regardless of its operational difficulties, the Company is now on a fast track to its new Integrated Technology Center (ITC) and is expected to go on-line in late November or early December 2000. Management is expecting increasing revenues in the second quarter of 2001. Based on current activity for increasing demand and quotation for end-to-end Hypersource services to be provided at its new ITC; additional potential business with The Mattress Firm for phase II of their requirements; and other mid-range systems projects expected to be closed, management expects major revenue and gross profit increases by the third quarter of FYE 2001.

With the focus of the Company to be the Premier Integrated Technology Service Provider (ITSPTM) the Company is in a transition to a heavier mix of higher contribution margin business as an IT service company. The acquisition strategy of the Company has not yet been implemented. It has been delayed thus far because of difficulties to negotiate acceptable capital structures and a technology market that has seriously retracted in recent months.

Results  of  Operations

Revenues increased to $2,137,998 for the year ended 2000, from $938,306 as restated for 1999. The 128% increase was due to the major emphasis and focus on the major e-Business project with The Mattress Firm and information technology services and e-Business related sales. The Mattress Firm was 71% of current year business and was the reason for the increase. We continue to service their needs for hardware and follow-on project requirements as their system continues to be rolled out to their retail sites.

Cost of revenues increased to $1,962,150 (91.78% of revenue) for the year ended 2000, from $747,046 (79.6% of revenue) as restated for 1999. The reason for the significant increase cost of sales is related directly to the increase in related revenues, however the increase in the percentage of cost of sales to revenue needs further explanation. During the year the Company made some substantial decisions to position itself for its new IT hosting business model. At least for the first 1/2 of the fiscal year we were not in a position to move forward with the new IT hosting business model. With respect to its largest core project regarding the Mattress Firm, management decided not to hire the necessary programming consulting group that would add substantially to its fixed overhead. Instead we contracted with Great Plains Consulting to perform a substantial portion of the custom development performed on this project during the year. This was done in an effort to minimize fixed overhead during a period of time that we expected to be in a major transitional state. Towards the end of the third quarter we were already heavily focused on the major transition to the new business model being implemented with the Westwood Technology Center. By the end of the fourth quarter it became apparent that the Mattress Firm contract had incurred cost overruns to the extent that our billings were immediately cut short. In an effort to maintain a higher level of customer satisfaction and be positioned properly for significant future business, management was compelled to give approximately $80,000 in credits, which in effect reduce our revenues and worsened our gross profit percentages because we had committed a certain amount already to our sub-contractors. Management expects cost of sales as a percentage to improve significantly in the future.

Selling, General and Administrative expenses increased to $669,485 (31.31% of revenue) for the year ended 2000, as compared to $259,324 (33.86% of revenue) as restated for 1999.The increase was partly due to increased selling expenses which increased to $196,595 as a result of substantial sales commissions paid for the year ended 2000 compared to $58,393 as restated for 1999. Legal and accounting expenses increased by approximately $36,000. The remaining increase was due to an increased level of overall increase in salaries (both cash and value of options), travel, general office, rent, utilities, and etc. across the board. Management has considered this necessary to get prepared for the expected increase in activity resulting from its new Integrated Technology Center. Management expects selling, general, and administrative expenses to decrease significantly on a percentage of revenue basis as activity levels increase.

Net Loss. The net loss of the Company was $(616,048) for the year ended 2000, or ($0.04) per share, compared to $(184,546) or ($0.01) per share as restated for 1999. The net loss available to shareholders was $(666,132). This amount includes the deduction for preferred stock dividends.

The negative results is due to Phase I of the Company's core eBusiness project with The Mattress Firm coming to a close at the same time that it began its transition to its new business model. Also Selling, General, and Administrative expenses have continued to increase partly in preparation for its new revenue model associated with its first Integrated Technology Center currently being built in Houston at the Westwood Technology Center. Management expects revenues and margins to dramatically increase in the coming periods as a result of its key agreements with AT&T and by putting in this key infrastructure and its full blown marketing plan to fill it to capacity.

Liquidity  and  Capital  Resources

At June 30, 2000 the Company's current ratio of current assets to current liabilities was 6.16. This compares to 2.52 for 1999. The Company has dramatically improved its current ratio primarily through obtaining additional capital financing through its Reg D private placement completed during the third quarter of the year. The Company does not have any long-term debt. In the process of increasing its marketing and sales activities in preparation for bringing the new IT hosting facility on-line, the Company is evaluating the opportunities for strategic partners that could provide financing for up to an additional $10,000,000 equity financing to be used for implementing additional IT hosting centers 2 & 3 in strategic locations around the country and for key acquisitions of technically talented IT consulting and integration firms. Thus, the Company is talking with several potential business partners that could potentially provide capital to implement Integrated Technology Centers 2, 3, and 4.

The Company is in a position to obtain additional capital upon the exercise of previously issued warrants and outstanding options for common stock.

The Company is continuing its plans to raise necessary capital to qualify it to be listed on an exchange such as the NASDAQ or American Stock Exchange. The Company is in negotiation with various private investors to structure a private transaction that could potentially help to qualify the Company for listing on a stock exchange. Additional strategies to raise capital will be implemented as the Company moves towards its more strategically based acquisitions. Upon qualifying for listing on an exchange, the Company intends to prepare an underwriting package to attract the right team for a new securities registration to be used to raise substantially more capital to support its IT Hosting business plan. This new registration would include plans to acquire entrepreneurial based and technically talented companies to enhance the Company's e-Business and IT Hosting capabilities. No assurance can be given that the Company will qualify for or become listed on the American or Nasdaq stock exchanges or that it will be successful in raising additional capital through the sale of its securities.

In an effort to enhance shareholder value, on August 31, 2000 the Company's Board of Directors approved an exchange offering for a minimum of 50% to a maximum of 90% of the company's common stock. Under the terms of the exchange, shareholders will exchange 100 shares of the company's common stock for a unit. Each unit consists of one share of 9% series B redeemable preferred stock (stated value $200), 100 redeemable class A warrants, 100 redeemable class B warrants and 100 redeemable class C warrants.

It is currently planned that the preferred stock (stated value $200) will pay a 9% dividend on a quarterly basis in arrears. As long as the units trade as originally issued, the dividend will be credited automatically as a reduction of the exercise price of the class A warrant until fully paid, then to the exercise price of the class B warrant until fully paid, and then to the exercise price of the class C warrant until fully paid. Thereafter, or in the event that all of the unit components are detached, the dividends shall be paid in cash or shares of common stock, at the discretion of the company. The preferred stock is to be redeemable at its stated value plus accrued dividends. The preferred stock is not convertible into common stock.

At this time it is anticipated that each class A, B, and C warrant will have an exercise of price of $1.35 and will expire after 7 1/2, 15 and 22 1/2 years, respectively. Beginning no sooner than one year and one day after the completion of the exchange, and only after the daily closing bid price on the common stock is over $5 for a period of 20 consecutive trading days, the company may, at its discretion, call for redemption the class A, B, or C warrants. In the event that the class A, B or C warrants are not detached from the unit, then the dividend payments from the preferred stock will fully pay for the exercise price of the class A, B and C warrants in 7 1/2, 15 and 22 1/2 years, respectively, at which time the warrants will be automatically exercised into shares of common stock.

Shareholders will be urged to read carefully the exchange offer and related materials that the company will be sending out within a reasonable time after the filing of this annual report because they contain important information, including various risks, terms and conditions to the exchange offer. Shareholders will be able to obtain the exchange offer and related materials free at the SEC's Web site at www.sec.gov or from the Company's to-be-announced
                               -----------
information agent. The Company makes absolutely no assurances that the minimum number of shares of common stock (50%) will be exchanged.

The board of directors of HyperDynamics has approved the exchange offer. However, neither the company nor its board of directors will make any recommendation to shareholders as to whether to exchange or refrain from exchanging their shares. Shareholders will be required to make their own decision as to whether to exchange some or all of their shares. Announcement as to the exchange agent for the exchange offer is still pending.

Factors  affecting  future  results

This year the Company gained significant experience with large custom eBusiness projects and it succeeded in raising its necessary core capital.

The degree that the Company is successful in designing, building, and implementing its first new Integrated Technology Center (ITC) and the degree and speed that it is also able to begin to sell out its capacity will go a long way to determining the positive future results of operations.

The implementation of the Company's new ITC Marketing plan co-developed with the help of Interneed, a business development firm in Houston, is expected to steer Hyperdynamics to success.

Once in its new ITC, the Company must continue to increase its recurring revenue base, continue to close project oriented eBusiness contracts, raise additional capital to start building ITC 2, 3, and 4, and to start making some core acquisitions of successful IT services companies to combine with its ITC strategy. These are the goals established by management for the fiscal year to end June 2001.

Management is very pleased with the results of FYE 2000 results and is more excited than ever about the Company's future and ability to grow steadily and on a profitable basis.

Item  7     FINANCIAL  STATEMENTS

The information required hereunder is included in this report as set forth in the "Index to Financial Statements on page F-1.

Item 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not  Applicable.

                                    PART III

Item 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Executive  Officers  and  Directors

The following table sets forth the names and positions of each of the executive officers and directors of the Company.

                   Name                  Position                        Age

               Kent Watts        Director, Chief Executive Officer,      42
                                 and Chief Accounting Officer

               Robert J. Hill    Director, Executive Vice President      46

               Harry J. Briers   Director, Vice President - Operations   37
                                 Chief Operating Officer

               Bobby P. Lewis    Director                                59

               Christopher
               St. Laurent       Director                                33

               Lewis Ball        Secretary                               69

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

     Kent Watts, age 42, became Chairman of the Board of Directors and was named the Company's President and Chief Executive Officer on June 4, 1997. He has served as a Director, Chief Financial Officer, and Chief Information Officer of the Company since January 17, 1997. Mr. Watts has been a certified public accountant in Texas since 1985 and a licensed real estate broker since 1979. He received a Bachelor of Business Administration Degree from the University of Houston in 1983. Mr. Watts founded MicroData Systems, Inc., a subsidiary of the Company, in 1988 and has been MicroData's CEO until he became President and Chief Executive Officer of Hyperdynamics Corporation. He has extensive experience working with management information systems. Mr. Watts has been involved in the design, implementation and management of heterogeneous, multiprotocol networks. He has substantial technical experience with a variety of operating systems, relational databases, and client-server based software applications. He brings to the Company an interesting blend of business and technical experience.

     Robert J. Hill, age 46, has served as the Chief Operating Officer of the Company since June 1996 and as Chief Operating Officer and a Director of the Company since August 26, 1996. In July, 1997, Mr. Hill was appointed vice-president of the Company. Before joining the Company, Mr. Hill served for two years as vice president of Hudson Trinity Incorporated, a privately held Internet service provider and network engineering company that also contracted senior network engineers to Loral Space Systems, Inc., the principal civilian contractor for the design, development and installation of NASA's new manned space flight control center. Previously, Mr. Hill served for three years as Acquisition Manager for Loral Space Systems, Inc. Mr. Hill has earned an MBA degree from South Eastern Institute of Technology and a BA degree from the State University of New York at Potsdam.

     Harry  James  Briers,  age 37, has been a Director since March 2, 2000. Mr.
Briers was also elected as Vice President of Operations for Hyperdynamics Corporation and named the Chief Operating Officer. From 1988 until May of 1998, Mr. Briers owned and operated Perfect Solutions, a software consulting firm in Houston, Texas. He was named President of Ithost.net Corporation (wholly owned subsidiary) in May of 1999. He served as the Director of Integrated Information Systems when he joined the company in May of 1998. Prior to that, he founded and operated Perfect Solutions, an office automation systems provider, for over ten years. He has extensive experience in the selling and implementation of mission critical software applications. Prior work experience included consulting for Ernst and Young in their Entrepreneurial Services Group. Harry has BS in Accounting and a MBA from the University of Houston - Clear Lake.

     Bobby P. Lewis, age 59, has been a Director since March 2, 2000. From 1995 through 1998, Mr. Lewis was chairman of BPL Investments, Inc. Since 1998 Mr. Lewis, has been an independent investor and associate with Prudential Allied Realtors in Pearland, Texas. Mr. Lewis specializes in commercial Real Estate and is expected to be instrumental with regard to the Company's strategies pertaining to integration of Technology and Real Estate. Mr. Lewis has also been a past Director of Total World Telecom, a publicly traded long distance carrier in the early 1990's. Mr. Lewis has a B.S. degree in Mathematics from University of Memphis and MS in Systems Management from University of Southern California.

     Christopher D. St. Laurent, age 33, has been a Director since March 13, 2000. From 1992 through 1994, Mr. St. Laurent was an Investment Analyst with Central United Life Insurance Co. From 1994 through 1997, Mr. St. Laurent was Chief Operating Officer / Financial Analyst with Paul L. Comstock Co. Mr. St. Laurent is the Managing Partner for Vista Analytics, LLC of Sugarland, Texas. Vista Analytics provides financial services and back-office support for Financial Advisors by assisting them in everything from capital market research and asset allocation modeling to the ongoing monitoring of client portfolios, and everything in between. Mr. St. Laurent's strong financial management background is expected to provide valuable insight for management. He has a Finance degree from the University of Houston and carries NASD licenses Series 2 and 63.

     Lewis E. Ball, age 69, has served as the secretary of the Company since 1997 and as the Chief Financial Officer from June 1996 to January 1997. Mr. Lewis has been a financial consultant to a number of companies since 1993. Mr. Ball has served as a director of JVWeb, Inc. since 1997 and as secretary and treasurer of JVWeb, Inc. since 1998. Mr. Ball has many years of industry experience as a Chief Financial Officer with Stevenson Services, Inc. and Richmond Tank Car Company (from 1983 to 1993). Mr. Ball is a Certified Public Accountant and a Certified Management Accountant. Mr. Ball has a B.B.A. in Finance from the University of Texas, and he did post-graduate work in accounting at the University of Houston.

Certain  Securities  Filings

COMPLIANCE  WITH  SECTION  16(A)  OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934

The Company believes that Kent Watts, Bob Hill, Harry Briers, Bob Lewis, Christopher St. Laurent and Lewis Ball have filed reports required under section 16(A).

Item  10     EXECUTIVE  COMPENSATION

The following table reflects all forms of compensation for services to the Company for the fiscal years ended June 30, 1997, 1998 and 1999 of the executive officers of the Company. No executive officer of the Company received compensation that exceeded $100,000 during 2000.

                              SUMMARY COMPENSATION TABLE

                             ANNUAL COMPENSATION             LONG TERM COMPENSATION

                                                              AWARDS        PAYOUTS

                                                                  SECURITIES
                                              OTHER               UNDERLYING            ALL
                                              ANNUAL  RESTRICTED   OPTIONS             OTHER
                                              COMPE-    STOCK        SARS       LTIP   COMPEN-
NAME AND PRINCIPLE           SALARY   BONUS  NSATION   AWARDS                 PAYOUTS  SATION
     POSITION         YEAR     $        $       $        $            #          $       $
Kent Watts (1)
     Chief Executive  2000  100,000  $  -0-  $   -0-         -0-    15,000    $   -0-      -0-
     Officer          1999   84,000     -0-      -0-         -0-       -0-        -0-      -0-
     Chief Financial  1998   84,000     -0-      -0-         -0-       -0-        -0-      -0-
     Officer

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

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
                               (INDIVIDUAL GRANTS)

                 NUMBER OF    PERCENT OF TOTAL
                 SECURITIES     OPTIONS/SARS
                 UNDERLYING      GRANTED TO     EXERCISE OF
               OPTIONAL/SARS   EMPLOYEES IN     BASE PRICE   EXPIRATION
    NAME          GRANTED      FISCAL  YEAR       ($/SH)        DATE
Kent P. Watts
CEO                   15,000              1.5%  $      2.00    11/30/01

Director  Compensation

The Company does not currently pay any cash directors' fees, but it pays the expenses of its directors in attending board meetings. The board of directors received 10,000, 2-year stock options each for a total of 50,000 for all 5 directors with a strike price of $5.9125 for their work on the FYE 2000 board. On July 22, 2000, the strike price of these options was reduced to $3.000. There have been no director meeting expense reimbursements for 2000 and 1999.

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

Options to purchase 1,620,000 shares of registered common stock have been approved under the Plan. Such options will vest over a five-year or other negotiated period and will have a strike at a price set at the time of grant and based on the then current market value of the stock. The President of the Company has the authority as given by the Board of Directors to negotiate stock option agreements with corporate consultants as well. As of September 21, 2000, options to purchase 1,574,560 shares have been granted under this plan and 1,088,407 of these have been exercised. This leaves 486,153 shares granted under employment or consulting agreements but not yet to be exercised and 45,440 shares left to be granted pursuant to employment or consulting agreements. This is a total of 531,593 shares available under the plan not yet issued.

The Company also had 5,000 remaining shares available to issue pursuant to the S-8 filing on August 13, 1996 and 64,212 shares available pursuant to the S-8 filing on December 31, 1996.

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

Item  11     SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS AND MANAGEMENT

The following table sets forth certain information at September 22, 2000, with respect to the beneficial ownership of shares of Common Stock by (1) each person who owns beneficially more than 5% of the outstanding shares of Common Stock,
(2)  each director of the Company, (3) each executive officer of the Company and
(4)  all  executive  officers  and  directors  of  the  Company  as  a  group.

NAME AND ADDRESS OF BENEFICIAL              SHARES BENEFICIALLY OWNED
OWNER
                                                 Number       Percent
   KENT WATTS                                 1,040,000 (1)    7.550%
   2656 SOUTH LOOP WEST,
   SUITE 103
   HOUSTON, TEXAS 77054

   ROBERT J. HILL                               115,055 (2)    0.835%
   2656 SOUTH LOOP WEST,
   SUITE 103
   HOUSTON, TEXAS 77054

   HARRY JAMES BRIERS                           120,000 (3)    0.871%
   2656 SOUTH LOOP WEST,
   SUITE 103
   HOUSTON, TEXAS 77054

   BOBBY P. LEWIS                                10,700 (4)    0.077%
   2905 COUNTRY CLUB DRIVE
   PEARLAND, TEXAS 77478

   CHRISTOPHER D. ST. LAURENT                    10,000 (5)    0.073%
   ONE SUGAR CREEK CENTER,
   SUITE 1045
   HOUSTON, TEXAS 77478

   LEWIS E. BALL                                 62,560 (6)    0.454%
   2656 SOUTH LOOP WEST
   SUITE 103
   HOUSTON, TEXAS 77054

   EMERALD BAY INTERESTS LTD                  5,833,333 (7)   42.348%

   ALL DIRECTORS AND EXECUTIVE                1,565,330       11.364%
   OFFICERS AS A GROUP (6
   PERSONS)


(1) This amount includes options to purchase 15,000 shares at $2.00 per share and options to purchase 10,000 shares at $3.00 per share.
(2) This amount includes 3-year options to purchase 87,455 shares of the common stock of the company for a strike price of $1.25 per share which was granted 130,000 on July 23, 1997 and 9,600 on August 10, 1996.
(3) This amount includes currently exercisable options to purchase 10,000 shares of common stock of the Company at an exercise price of $2.00 per share, and 10,000 options to purchase commons stock at $3.00 per share.
(4) This amount includes options to purchase up to 10,000 shares of our common stock at an exercise price of $3.00 per share.
(5) This amount includes options to purchase up to 10,000 shares of our common stock at an exercise price of $3.00 per share.
(6) This amount includes currently exercisable options to purchase up to 8,760 shares of common stock of the Company at an exercise price of $.75 per share, currently exercisable options to purchase up to 33,300 shares of common stock of the Company at an exercise price of $1.25 per share, and currently exercisable warrants to purchase up to 12,500 shares of common stock of the Company at an exercise price of $.51 price share.
(7) Due to Registrant's inability to pay certain liabilities as they become due, Registrant's Board of Directors approved on July 15, 1997 a bridge financing arrangement (the "Financing") with Emerald Bay Interests, LTD ("EBI"). The total debt of $350,000 plus accrued interest was converted to 5,833,333 shares of the company's common stock.

Item  12     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

Our Board of Directors has adopted a policy that all of our affairs will be conducted by standards applicable to publicly-held corporations and that we will not enter into any transactions or loans between us and our officers, directors and 5% shareholders, unless the terms are no less favorable than we could obtain from independent, third parties, and that these types of transactions must be approved by our disinterested directors.

Michael Watts, the brother of Kent Watts, was retained by us in April 1996 as a consultant for acquisition strategy. We granted 275,000 stock options to Michael Watts. Our Board of Directors renewed the consulting agreement with Michael Watts through March 2000. In December 1997, we amended the original consulting agreement to include a total of 375,000 currently exercisable options which are exercisable as follows: 1/3 of which are exercisable at a strike price of $.625 per share; 1/3 of which are exercisable at a strike price of $1.00 per share; and 1/3 of which are exercisable at a strike price of $1.375 per share. All of these options expire on June 30, 2000. In April 1999, we granted Michael Watts an additional 350,000 options exercisable at a strike price of $.50 per share that expire in March 2001, pursuant to the consulting agreement. Of these, Michael Watts has previously exercised 487,362 options, and currently holds 237,638 options exercisable at a strike price of $.50 per share.

During 1997, we sold a convertible promissory note to Emerald Bay Interests LTD for $350,000. The interest rate on the note was 10% and had a maturity date in November 1997. At that time we were unable to pay off the note. In January 1998, Emerald Bay Interests LTD agreed to convert the note into 5,833,333 shares of our common stock. This resulted in Emerald Bay Interests LTD becoming a control person of us.

In December 1998, Kent Watts purchased a convertible promissory note of ours from a note holder. This note in the original principal amount of $25,000 had an interest rate of 9% per annum and matured in May 1998. We had not made any payments of principal or interest on the note. In May 1999, we paid off this promissory note to Kent Watts at a 50% discount to the principal balance remaining without any accrued interest, or $12,500. This transaction extinguished our debt under this promissory note.

In September 1999, we sold 100% of the equity of our then wholly-owned subsidiary, Wired and Wireless Corporation, to Ted W. Tarver, one of our then-directors who resigned as our director in connection with the sale of Wired & Wireless to him. We had concluded that Wired & Wireless no longer fit into our business strategy. The consideration we received for this transaction was a revenue sharing agreement that provides that we will receive, after the effective date of the sale, 7% of the gross revenues of Wired & Wireless for the first $714,286 of its revenue, 5% of its next $1,000,000 in revenue, and 3% of its revenues thereafter. The revenue sharing agreement further provides that in the event a third party acquires or merges with Wired and Wireless we will receive 10% of the proceeds from such a transaction. The Wired and Wireless subsidiary's asset value represented approximately 17.9% of the consolidated assets at September 30, 1999. We had a loss of $184,546 for fiscal year end June 30, 1999 of which approximately 15%, or $27,625, was attributable Wired and Wireless. The terms of the sale of Wired and Wireless Corporation to Mr. Tarver were the result of negotiations between the parties, however no appraisal was done. All of the disinterested directors voted in favor of the sale.

Item  13     EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (A)  EXHIBITS
          The following exhibits are filed with this Annual Report or are incorporated herein by reference:
          Exhibit  Number                      Description
                27                      Financial Data Schedule

     (B)  REPORTS ON FORM 8-K

      None.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day of October 2000.

                        HyperDynamics Corporation

                        By: /s/ Kent Watts
                        --------------------
                        Kent Watts, Chairman  of the Board,
                        Chief Executive Officer, and Chief Accounting Officer

     Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons in the capacities and on the dates indicated:

Signature                    Title                        Date

/s/ Kent Watts               Chairman of the Board,       October 12, 2000
---------------------        Chief Executive Officer and
Kent Watts                   Chief Accounting Officer

/s/ Robert Hill              Director                     October 12, 2000
---------------------
Robert Hill

/s/ Harry J. Briers          Director                     October 12, 2000
---------------------
Harry J. Briers

/s/ Christopher St. Laurent  Director                     October 12, 2000
---------------------
Christopher St. Laurent

/s/ Bobby P. Lewis           Director                     October 12, 2000
---------------------
Bobby P. Lewis

                                        HYPERDYNAMICS  CORPORATION
                                       Audited  Financial  Statements
                                      Index  To  Financial  Statements

                                                                                         PAGE
Independent Auditor's Report                                                              F-2

Balance Sheets as of June 30, 2000                                                        F-4

Consolidated Statements of Income for the years ended June 30, 2000 and 1999              F-5

Statements of Changes in Stockholders' Equity for the years ended June 30, 2000 and 1999  F-6

Statements of Cash Flows for the years ended June 30, 2000 and 1999                       F-8

Notes to Financial Statements                                                             F-9

                          INDEPENDENT AUDITORS' REPORT

September  12,  2000

To  the  Board  of  Directors  and  Stockholders
  HyperDynamics  Corporation
  Houston,  Texas

We have audited the accompanying consolidated balance sheet of HyperDynamics Corporation (a Delaware corporation) and subsidiaries as of June 30, 2000, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HyperDynamics Corporation as of June 30, 2000, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.


/s/ MALONE  AND  BAILEY,  PLLC
Houston,  Texas

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

To  the  Board  of  Directors
  HyperDynamics  Corporation
  Houston,  Texas

I have audited the accompanying consolidated balance sheet of HyperDynamics Corporation (a Delaware corporation) and subsidiaries as of June 30, 1999, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HyperDynamics Corporation as of June 30, 1999, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.


/s/ JOHN B. EVANS II

                          HYPERDYNAMICS  CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                  June 30, 2000

ASSETS
Current Assets

  Cash                                                    $ 1,033,435
  Restricted certificate of deposit                           436,300
  Accounts receivable, net of allowance for
   doubtful accounts of $6,884                                537,193
  Inventory                                                   225,647
  Revenue interest                                             28,865
  Prepaid expenses                                             40,707
  Note receivable                                             400,000
  Other current assets                                         48,190
                                                          ------------
    Total Current Assets                                    2,750,337

Property and Equipment, net of accumulated
   depreciation of $54,916                                     52,268

Other Assets
  Intangible assets, net of accumulated
   amortization of $21,250                                     29,750
  Deposits                                                     20,632
                                                          ------------
      TOTAL ASSETS                                          2,852,987
                                                          ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable and accrued expenses                   $   418,478
  Dividends payable                                            44,826
                                                          ------------
    Total Current Liabilities                                 463,304
                                                          ------------

      TOTAL LIABILITIES                                       463,304
                                                          ------------

Stockholders' Equity
  Preferred stock, par value $.001; stated value
   $1,000; 20,000,000 authorized; 2,560 shares
   issued and outstanding                                           3
  Common Stock, par value $.001; 50,000,000 shares
   authorized; 13,021,821 shares issued and outstanding        13,022
  Additional paid in capital                                4,378,443
  Retained (deficit)                                       (2,001,785)
                                                          ------------
    Total Stockholders' Equity                              2,389,683
                                                          ------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $ 2,852,987
                                                          ============

                 See accompanying summary of accounting policies
                        and notes to financial statements

                          HYPERDYNAMICS  CORPORATION
                       CONSOLIDATED  INCOME  STATEMENTS
              For  the  Years  Ended  June  30,  2000  and  1999

                                                             (Restated)
                                                  2000          1999
                                              ------------  ------------

Revenues                                      $ 2,137,998   $   938,306
Cost of Revenues                                1,962,150       747,046
                                              ------------  ------------
      GROSS MARGIN                                175,848       191,260

Operating Expenses
  Selling                                         196,595        58,393
  General and administration                      472,890       259,324
  Startup costs for ITHost.net                    170,284
  Depreciation and amortization                    47,221        19,761
                                              ------------  ------------
    Total Operating Expenses                      886,990       337,478
                                              ------------  ------------
      OPERATING (LOSS)                           (711,142)     (146,218)

Other Income (Expense)
  Revenue sharing income                           18,162
  (Loss) on disposal of assets                    (12,316)       (7,972)
  Gain on sale of revenue sharing
   agreement                                       21,000
  Impairment loss on revenue interest
   received from sale of Wired and Wireless      (104,998)
  Interest (expense)                               (4,703)
  Interest income                                  46,749         1,461
  Other income                                        512
                                              ------------  ------------
    Total Other Income (Expense)                  (31,403)      (10,702)
                                              ------------  ------------
      LOSS FROM CONTINUING OPERATIONS            (742,545)     (156,920)

(Loss) from discontinued operations,
 net of income tax benefit of $0 and
 $0, respectively                                    (568)      (27,626)
Gain on sale of discontinued operations,
 Net of income tax benefit of $0 and
 $0, respectively                                 127,065
                                              ------------  ------------
      NET INCOME (LOSS)                          (616,048)     (184,546)
      Preferred dividends                         (50,084)
                                              ------------  ------------
NET INCOME (LOSS) AVAILABLE TO
  COMMON SHAREHOLDERS                         $  (666,132)  $  (184,546)
                                              ============  ============

Income (loss) per common share
  Continuing operations                       $      (.05)  $      (.01)
  Discontinued operations                     $       .01
Weighted average shares outstanding            12,609,770    12,264,945

                 See accompanying summary of accounting policies
                        and notes to financial statements

                            HYPERDYNAMICS CORPORATION
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                   For the Years Ended June 30, 2000 and 1999


AS RESTATED

                                     PREFERRED        COMMON    PREFERRED     COMMON
                                        SHARES        SHARES       AMOUNT     AMOUNT
                                  ------------  ------------  -----------  ---------
BALANCES, June 30, 1998                           12,208,321               $ 12,208

  Common stock issued
   for cash                                          201,182                    201

Net (loss)
                                                ------------               ---------
BALANCES, June 30, 1999                           12,409,503                 12,409

  Common stock issued
   for cash                                          428,000                    428
   cashless exercise of
     options                                          27,600                     28

  Issuance of stock options
   and warrants

  Repurchase and cancellation
   of common stock purchased
   on the open market                               (68,500)                    (69)

  Sale of convertible Preferred
   Stock Series A, net                  3,000                 $     3.00

  Preferred stock dividends

  Conversion of preferred stock
   to common stock                       (440)      222,541   $     (.44)       223

  Payment of preferred
   stock dividends in
   common shares                                      2,676                       3

Net (loss)

                                  ------------  ------------  -----------  ---------
BALANCES, June 30, 2000                 2,560    13,021,820   $     2.56   $ 13,022
                                  ============  ============  ===========  =========

                 See accompanying summary of accounting policies
                        and notes to financial statements

                            HYPERDYNAMICS CORPORATION
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                   For the Years Ended June 30, 2000 and 1999
                                   (Continued)

AS RESTATED
                                     ADDITIONAL
                                        PAID-IN       RETAINED
                                        CAPITAL      (DEFICIT)       TOTALS
                                  -------------  -------------  ------------
BALANCES, June 30, 1998           $  1,567,500   $ (1,201,191)  $   378,517

  Common stock issued
   for cash                            142,424                      142,625

Net (loss)                                           (184,546)     (184,546)
                                  -------------  -------------  ------------
BALANCES, June 30, 1999              1,709,924     (1,385,737)      336,596

  Common stock issued
   for cash                            228,070                      228,498
   cashless exercise of
     options                               (28)

  Issuance of stock options
   and warrants                         25,106                       25,106

  Repurchase and cancellation
   of common stock purchased
   on the open market                 (143,764)                    (143,833)

  Sale of convertible Preferred
   Stock Series A, net               2,604,187                    2,604,190

  Preferred stock dividends            (50,084)                     (50,084)

  Conversion of preferred stock
   to common stock                        (223)

  Payment of preferred
   stock dividends in
   common shares                         5,255                        5,258

Net (loss)                                           (616,048)     (616,048)

                                  -------------  -------------  ------------

BALANCES, June 30, 2000           $  4,378,443   $ (2,001,785)  $ 2,389,683
                                  =============  =============  ============

                 See accompanying summary of accounting policies
                        and notes to financial statements

                            HYPERDYNAMICS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   For the Years Ended June 30, 2000 and 1999

                                                                     (Restated)
                                                            2000          1999
                                                   -------------  ------------
Cash flows from operating activities
  Net (loss)                                       $   (616,048)  $  (184,546)
Adjustments to reconcile net (loss) to cash
 provided from operating activities
  Depreciation and amortization                          47,221        25,761
  Loss on disposition of assets                          12,315         7,972
  (Gain) on sale of revenue sharing agreement           (21,000)
  (Gain) on sale of discontinued operations            (127,065)
  Impairment loss on assets received from
   from sale of subsidiary                              104,998
  Writedown of capitalized intangible asset               6,755
  Intrinsic value of options issued for services         25,106
  Loss from discontinued operations                         568        26,726
Changes in:
  Accounts receivable, net                             (852,506)      (44,526)
  Accounts receivable - other                            25,012
  Inventory                                            (173,687)      (12,452)
  Collection of revenue interest                          1,263        45,800
  Prepaid expenses                                      (37,359)
  Other current assets                                  (48,190)
  Accounts payable and accrued expenses                 353,343        18,947
                                                   -------------  ------------
    NET CASH (USED) BY OPERATING ACTIVITIES          (1,324,286)      (91,306)

Cash flows from investing activities
  Purchases of property and intangibles                  (9,336)      (72,509)
  Cash investment in discontinued operations             (6,566)      (28,192)
  Proceeds from sale of revenue interest                 85,500
  Security deposit paid                                 (20,632)
  (Increase) decrease in restricted cash               (436,300)       94,000
                                                   -------------  ------------
    NET CASH (USED) BY INVESTING ACTIVITIES            (387,334)       (6,701)

Cash flows from financing activities
  Proceeds from sale of common stock                    228,498       142,625
  Proceeds from sale of preferred stock               2,604,190
  Purchases of common stock                            (143,833)
                                                   -------------  ------------
    NET CASH PROVIDED BY FINANCING ACTIVITIES         2,688,855       142,625
                                                   -------------  ------------
Net increase in cash                                    977,235        44,618
    CASH AT BEGINNING OF PERIOD                          56,200        11,582
                                                   -------------  ------------
    CASH AT END OF PERIOD                          $  1,033,435   $    56,200
                                                   =============  ============

SUPPLEMENTAL DISCLOSURES
  Interest paid in cash                                          $      4,703

                 See accompanying summary of accounting policies
                        and notes to financial statements

                            HYPERDYNAMICS CORPORATION
                   NOTES CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTE  1  -  SIGNIFICANT  ACCOUNTING  POLICIES

Nature of business. Hyperdynamics Corporation ("Company"), was a Texas corporation formed in March 1996. The Company sells and supports computer hardware and software.

During the fiscal year ended June 30, 1998, the Company began operations through a wholly-owned subsidiary, Wired and Wireless Corporation ("Wireless"). Wireless was sold in September 1999. Another wholly-owned subsidiary, MicroData, is a complete information systems service company including its legacy as a computer hardware reseller. Wireless plans, designs and implements wireless information systems. The fiscal year-end is June 30.

Basis of presentation. The consolidated financial statements include the accounts of MicroData and of the Company. Significant inter-company accounts and transactions have been eliminated. The Company's financial statements have been restated to reflect the divestiture of Wireless.

Estimates and assumptions. Preparing financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses at the balance sheet date and for the period then ended. Actual results could differ from these estimates.

Restricted cash is a certificate of deposit at a bank to back a letter of credit for construction of the Company's new facility. The CD matures on May 9, 2001 and accrues interest at 6.6% annually.

Revenue and cost recognition. Revenue from consulting is recognized when services are rendered. Revenue from hardware and software sales are recognized when goods are shipped. Advertising costs are expensed as incurred.

Accounts receivable are written down to the estimated collectible amount in the opinion of management. The allowance for bad debts as of June 30, 2000 was $6,884.

PREPAID EXPENSES CONSISTS OF $14,584 PREPAID ON A PUBLIC RELATIONS CONTRACT THAT EXPIRES IN JANUARY 2001, $21,123 PREPAID RENT, AND A $5,000 ADVANCE TO A DIRECTOR USED DURING SEPTEMBER 2000.

Inventory is stated at the lower of cost or market using the first-in first-out basis (FIFO).

Other current assets includes a $43,988 return merchandise authorization from a vendor, which was collected in July 2000, and $4,202 accrued interest income on the restricted CD, which is expected to be received in May 2001.

                       HYPERDYNAMICS  CORPORATION
               NOTES  CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS

NOTE  1  -  SIGNIFICANT  ACCOUNTING  POLICIES  (continued)

Property and Equipment. The Company calculates depreciation for financial reporting using the straight-line method over the useful lives of the assets. A summary of property and equipment is as follows:

Software                          3 years  $ 35,069
Office equipment and furniture    5 years    31,940
Leasehold improvements            5 years    40,175
                                           ---------
       Total cost                           107,184
Less:  accumulated depreciation             (54,916)
                                           ---------
       Net carrying value                  $ 52,268
                                           =========


Intangible Property consists of a customer list purchased in May 1998 for $51,000, net of accumulated amortization of $21,250. Amortization is calculated on a straight-line basis over 5 years.

The Company follows Statement of Financial Accounting Standards No. 121, Impairment of Long-Lived Assets, by reviewing such assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Accounts  payable  and  accrued  expenses:

       Accounts payable                  $ 374,023
       Accrued payroll and payroll tax       4,398
       State sales tax payable              40,057
                                         ---------
                                         $ 418,478
                                         =========

Income taxes are computed using the tax liability method of accounting, whereby deferred income taxes are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates that will be in effect when the differences reverse.

Startup costs for ITHost.net consist of training costs for the new information technology center that will open in fiscal 2001. The IT center will operate as a information services provider to businesses who wish to outsource their technology needs.

Stock options are accounted for by following Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and by following Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation, which established a fair-value-based method of accounting for stock-based compensation plans.

Loss per share is reported under Statement No. 128 of the Financial Accounting Standards Board (FAS 128"), which requires the calculation of

                       HYPERDYNAMICS  CORPORATION
               NOTES  CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS

NOTE  1  -  SIGNIFICANT  ACCOUNTING  POLICIES  (continued)

basic and diluted earnings per share. Basic earnings per share exclude any dilutive effects of options, warrants, and convertible securities.

Diluted earnings per share are not shown here because such effect would be anti-dilutive.

Cash and cash equivalents include all highly liquid investments purchased with original maturities of three months or less.

Non-cash transactions include the conversion of $400,000 in accounts receivable to a note receivable.

Reclassifications of certain prior year amounts were made to conform with the current year presentation.


NOTE  2  -  CONCENTRATION  OF  CREDIT  RISK

The Company maintains significant deposits at one bank located in Houston, Texas. As of June 30, 2000, the Company had $494,128 on deposit, before deducting outstanding checks, and only $100,000 is insured under federal law. Additionally, the Company owns shares in various money market funds at brokerage firm, and money market funds are not insured under federal law. As of June 30, 2000, the value of these funds totaled $1,029,168.


NOTE  3  -  NOTE  RECEIVABLE

On September 27, 2000, the major customer of the Company, Malachi Mattress America, Inc., ("Malachi") converted $432,439 of then-outstanding invoices into a note receivable in the amount of $400,000. These invoices were all for services performed and recognized by the Company as of June 30, 2000. The note receivable accrues interest at 10% annually. Interest is payable quarterly and the unpaid principal and interest is due on March 27, 2001. Accordingly, the Company recognized the $32,439 discount given to Malachi as a bad debt in the year ended June 30, 2000 and has recorded the note as a current asset.


NOTE  4  -  SALE  OF  REVENUE  INTEREST

In May 1997, the Company purchased a 4% revenue interest in the Sierra-Net subsidiary of Internet Finance & Equipment, Inc. by issuing 177,000 shares of stock valued at $177,000. Since that time, the Company has been receiving expected cash flows and amortizing its carrying value appropriately. On March 6, 2000, substantially all assets of Sierra-Net were purchased by M&A West, Inc. (stock trading symbol "MAWI"), for cash and MAWI stock. Sierra-Net may only sell 1/6 of the shares per month during the first six months after the MAWI shares are registered (the "lock-up period"). As of September 12, 2000, these shares had not been registered.

                       HYPERDYNAMICS  CORPORATION
               NOTES  CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS

NOTE  4  -  SALE  OF  REVENUE  INTEREST  (Continued)

This sale includes a "put" provision whereby Sierra-Net can demand repurchase of its MAWI stock for $16.25 per share. The provision expires at the end of the lock-up period. If Sierra-Net exercises this provision, MAWI may refuse to repurchase the stock and Sierra-Net can then elect to rescind the entire transaction and return the MAWI shares and all of the cash received up front. As of September 12, 2000, these shares were trading at around $6 per share. According to the May 1997 agreement, the Company's share of any Sierra-Net asset sales is 19%, and accordingly, the Company received $85,500 as its share of the cash received by Sierra-Net. $73,500 of this cash is shown as a reduction of the remaining $93,365 carrying value of the Sierra-Net Revenue Interest and the remaining $12,000 was recognized during the fiscal year ended June 30, 2000. Profit will be recognized on this transaction commensurate with the previous monthly revenue stream until the "put" provision expires. Accordingly, an additional $9,000 of gain was recognized during the year ended June 30, 2000. This corresponds to $21,000, or $3,500 per month over six months.


NOTE  5  -  SALE  OF  WIRED  AND  WIRELESS

In September 1999, the Company sold its Wireless subsidiary to the Wireless founder in exchange for a 5% net revenue interest. This asset was valued at $100,000 and Wireless' net book value at that time was a deficit $27,065, resulting in a recorded gain on sale of $127,065. Cash flows received since that date total $4,515, and the principal balance of $100,000 was amortized by $669. In November 1999, a hunting accident severely injured the founder and key employee of Wireless. The balance of the revenue interest and a minor receivable of $5,667 have been written off as of June 30, 2000, because there have been no revenues since the accident, and the asset is contingent upon the recovery of the founder and successful rebuilding of the business.


NOTE  6  -  LETTER  OF  CREDIT

On May 10, 2000, the Company entered into a letter of credit for $436,300 with Frost Bank expiring on May 10, 2001. The purpose of the letter of credit is to guarantee the funding of construction draws for the buildout of the Company's new office space. The letter of credit is guaranteed by security interest in a certificate with deposit with Frost Bank that may not be redeemed until the letter of credit expires. There were no draws against this letter of credit as of June 30, 2000 nor as of September 12, 2000, the date of our report. See note 12.


NOTE  7  -  INCOME  TAXES

Income taxes are not due since the Company has had losses since inception. The Company has net operating losses of $610,000 and $180,000 in tax in the years ended June 30, 2000 and 1999, respectively. As of June 30, 2000, the Company had approximately $1,910,000 in unused net operating loss carryforwards which expire $640,000 in 2012, $550,000 in 2013, $110,000 in

                       HYPERDYNAMICS  CORPORATION
               NOTES  CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS

NOTE  7  -  INCOME  TAXES  (Continued)

2014, and $610,000 in 2015. Internal Revenue Section 382 restricts the ability to use these carryforwards whenever an ownership change as defined occurs. The Company incurred such an ownership change on January 14, 1998, when $350,000 of debt was converted to 5,833,333 shares of stock, which then represented 50.7% of total outstanding shares. As a result of this ownership change, the Company's Net Operating loss as of January 14, 1998 of $940,000 is restricted to $151,000 per year. Losses occurring after that date are not restricted.


NOTE  8  -  PREFERRED  STOCK

In January 2000, 3,000 shares of Series A preferred stock was sold to investors for $3,000,000. Expenses of the offering totaled $395,810, resulting in net proceeds of $2,604,190. The preferred stock is convertible into the Company's common stock at a price of the lower of the trading price when purchased at $5.25 or 80% of the current 5 day trading average. All or portions of the 3,000 shares outstanding may be converted at any time, and all shares outstanding as of January 30, 2002 will be automatically converted. 300,000 warrants with an exercise price of $5.9125 (reduced to $3 per share effective July 21, 2000) were issued to the investors in connection with this offering and warrants for 300,000 shares with an exercise price of $7.095 were issued to promoters.

The preferred stock is non-voting and pays dividends of 4%, payable at conversion in either cash or shares of common stock. As of June 30, 2000, $50,084 in dividends were earned, of which $5,255 were paid with the issuance of 2,677 shares of common stock in conjunction with the conversion of 440 shares of the preferred stock to 222,541 shares of common stock during April, May, and June 2000. The remaining dividends earned, $44,826, have been accrued. Additional conversions occurred in July and August 2000: 130 shares of preferred were cancelled and 376,253 shares of common stock were issued.


NOTE  9  -  COMMON  STOCK

Common stock was issued pursuant to the exercise of options during the year ended June 30, 2000. $228,502 was collected for the issuance of 432,000 shares of common stock. Additionally, an officer of the company elected to exercise an option to purchase 40,145 shares at an exercise price of $1.25 per share or $50,181 total purchase price. The Company repurchased 12,545 of his previously owned shares at $4 per share, the then market price. This offset the entire amount due from the officer, in effect resulting in a cashless exercise by the officer of 27,600 net shares issued.

On April 18,2000, the Board authorized the repurchase of up to 500,000 shares of Company stock on the open market at a price not to exceed $2.50 per share. Between that date and June 30, 2000, 68,500 shares had been repurchased at prices ranging from $2.50 to $1.50 per share, for a total cost of $143,833. These shares have been deemed cancelled as of June 30, 2000.

                       HYPERDYNAMICS  CORPORATION
               NOTES  CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS

NOTE  10  -  STOCK  OPTIONS  AND  WARRANTS

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

The Company uses the intrinsic value method of calculating compensation expense, as described and recommended by APB Opinion 25, and allowed by FASB Statement
123. During the year ended June 30, 2000, $25,106 in compensation expense was recognized for the issuance of 177,015 options and warrants ranging in exercise price from $.75 to $1.25 per share, because these option prices were below market prices at the date of grant. During the year ended June 30, 1999, no compensation expense was recognized for the issuance of options and warrants, because no option prices were below market prices at the date of grant. Options and warrants to purchase 1,107,500 shares of common stock that had no intrinsic value were issued during the year ended June 30, 2000. In addition, 459,600 and 78,182 options were exercised and 219,560 and 0 shares expired in 2000 and 1999 respectively As of June 30, 2000, 300,000 outstanding warrants are noncompensatory. The balance of the outstanding warrants and options are payments for consulting and professional services. Summary information regarding options and warrants is as follows:

                                         Weighted                  Weighted
                                         average                   average
                             Options   Share Price   Warrants    Share Price
                           ----------  -----------  -----------  -----------
Year ended June 30, 1999:
Granted and outstanding      948,661   $       .88     425,850   $       .59
   Exercised                 (78,182)          .70
                           ----------  -----------  -----------
Outstanding at
   June 30, 1999             870,479           .90     425,850           .59
Year ended June 30, 2000:
  Granted                    267,015          1.18   1,017,500          3.43
  Exercised                 (372,145)          .68    (100,000)          .50
  Expired                   (134,515)         1.21     (72,500)         1.02
                           ----------  -----------  -----------  -----------
Outstanding at
  June 30, 2000              630,834   $      1.47   1,270,850   $      3.57
                           ==========  ===========  ===========  ===========

                       HYPERDYNAMICS  CORPORATION
               NOTES  CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS

NOTE  10  -  STOCK  OPTIONS  AND  WARRANTS  (Continued)

  Options outstanding and exercisable as of June 30, 2000:

                        - - Outstanding - -    Exercisable
                           Number Remaining         Number
  Exercise Price        of Shares      life      of Shares
                        ----------  ---------  -----------
     $   .50             308,819    1 years       308,819
         .50              50,000    2 years        50,000
         .75               8,760    1 years         8,760
        1.00               5,000    1 years         5,000
        1.25             120,755    1 years       120,755
        1.25               6,000    2 years         6,000
        2.00              51,500    2 years        16,500
        5.91              50,000    2 years        50,000
        5.91              30,000    3 years        30,000
                        --------                  -------
                         630,834                  595,834
                        ========                  =======

  Warrants  outstanding and exercisable as of June 30, 2000:

                         - - Outstanding - -   Exercisable
                            Number  Remaining       Number
  Exercise Price         of Shares       life    of Shares
                        ----------  ---------  -----------
       $ .50               308,819    1 years      308,819
         .50                50,000    2 years       50,000
         .75                 8,760    1 years        8,760
        1.00                 5,000    1 years        5,000
        1.25               120,755    1 years      120,755
        1.25                 6,000    2 years        6,000
        2.00                51,500    2 years       16,500
        5.91                50,000    2 years       50,000
        5.91                30,000    3 years       30,000
                        ----------             -----------
                           630,834                 595,834
                        ==========             ===========

Had compensation cost for the Companys stock-based compensation plan been determined based on the fair value at the grant dates for awards under those plans consistent with the Black-Scholes option-pricing model suggested by FASB Statement 123, the Companys net losses and loss per share would have been increased to the pro forma amount indicated below:

    (in thousands)                                     2000        1999
                                               ------------  ----------
   Net loss available for common
     shareholders               -As reported   $  (666,132)  $(184,546)
                                  -Pro forma    (2,516,212)   (640,323)
   Net loss per share           -As reported   $     (0.05)  $   (0.02)
                                  -Pro forma         (0.20)      (0.05)

                       HYPERDYNAMICS  CORPORATION
               NOTES  CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS

NOTE  10  -  STOCK  OPTIONS  AND  WARRANTS  (Continued)

Variables used in the Black-Scholes option-pricing model include (1) 5.0% risk-free interest rate, (2) expected option life is the actual remaining life of the options as of each year end, (3) expected volatility is the actual historical stock price fluctuation volatility and (4) zero expected dividends.


NOTE  11  -  MAJOR  CUSTOMERS  AND  VENDORS

A summary of significant customers and vendors for the year ended June 30, 2000 together with their respective size as a percent of total sales and purchases follows:

                                      2000 Volume  % of Total
                                      -----------  ----------
Sales
    Mattress Mattress America, Inc.   $ 1,503,634         71%

Purchases
    Great Plains Software             $   939,215         57%
    Ingram Micro                          351,280         21%
    Arrow Electronics                     242,358         11%


NOTE  12-  COMMITMENTS  AND  CONTINGENCIES

The Company is liable on its current office lease for $3,065 per month on a month-to-month lease. Lease expense for the years ended June 30, 2000 and 1999, respectively, totaled $36,678 and $34,321.

The Company signed a lease for additional space for its new Information Technology ("IT") center during May 2000. The lease term is ten years and there are two five-year renewal options. The base rent is $0 for months 1-6, $17,775 for months 7-54, and $20,632 for months 55-120. Additional Common Area Maintenance charge will be assessed. The commencement date for rent is November 1, 2000. At June 30, 2000, future minimum payments are $35,550 in 2001, $213,304 per year in years 2002-2005, $236,156 in year 2006, $247,585 per year in  years  2007-2010,  and  185,688  in  2011.

On August 31, 2000, the Company engaged a general contractor to perform the buildout of the IT center. The total price of the buildout, including design fees, is expected to be $827,011, of which the landlord will pay $334,720 and the Company will pay $492,291. The new facility is expected to be ready as of November 1, 2000. No costs associated with the buildout had been incurred as of June 30, 2000.

The Company entered into an employment contract in July 1999 with its CEO/ CFO. Under this contract, the Company will pay $100,000 per year in salary. The contract expires on June 30, 2001.

                       HYPERDYNAMICS  CORPORATION
               NOTES  CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS

NOTE  13  -  SUBSEQUENT  EVENTS


The Company announced its plans to make an exchange offering to its common shareholders on August 31, 2000. 100 common shares may be exchanged for one unit consisting of one share of 9% series B redeemable preferred stock (stated value $200), 100 redeemable Class A warrants with exercise price of $1.35 per share expiring 7.2 years from the date of issue, 100 redeemable Class B warrants with exercise price of $1.35 per share expiring 15 years from the date of issue, and 100 redeemable Class C warrants with exercise price of $1.35 per share expiring 22.2 years from the date of issue.