Form 10QSB
period 2000-09-30
HYPERDYNAMICS CORP
filed 2000-11-20
CIK 937136

UNITED  STATES

                         SECURITIES AND EXCHANGE COMMISSION
                             Washington,  D.C.  20549

FORM  10-QSB
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934: For the quarterly period ended: September 30, 2000
                                                            ------------------
      or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934: For the transition period from _______ to _______

      Commission  file  number:                                      000-25496

                                 HYPERDYNAMICS  CORPORATION
              (Exact  name  of  registrant  as  specified  in  its  charter)

     Delaware                                             87-0400335
(State  or  other  jurisdiction             (IRS  Employer Identification No.)
of  incorporation  or  organization)

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

                        APPLICABLE  ONLY  TO  CORPORATE  ISSUERS

2. As of November 14, 2000 13,636,506 shares of common stock, $0.001 par value, were outstanding.

Transitional  Small  Business  Disclosure  Format  (check  one): Yes [  ] No [X]

                                 Table  of  Contents

PART I     FINANCIAL INFORMATION
     ITEM 1     Financial Statements                                       3
        Consolidated Balance Sheet at
           September 30, 2000 (unaudited)                                  3
        Consolidated Statements of Income for the three
           months ended September 30, 2000
           and 1999 (both unaudited)                                       4
        Consolidated Statements of Cash Flows for the three
           months ended September 30, 2000 and 1999
           (both unaudited)                                                5
        Notes to Consolidated Financial Statements                         6

     ITEM 2 Management's Discussion and Analysis of Financial
            Condition and Results of Operations                          6-8

PART II     OTHER INFORMATION

     ITEM 6     Exhibits and Reports on Form 8-K                           9
        (a)     Exhibits
        (b)     Reports on Form 8-K

     SIGNATURES                                                            9


1. 2

                        Part 1     Financial Information

ITEM  1     FINANCIAL  STATEMENTS

                            HYPERDYNAMICS CORPORATION
                                  Balance Sheet
                               September 30, 2000
ASSETS
Current Assets
                                                Cash    $   892,706
                              Certificate of deposit        436,300
  Accounts receivable, net of allowance for doubtful
                                 accounts of $18,068        175,303
                                           Inventory        233,962
                                    Revenue interest         32,365
                                    Prepaid expenses         49,457
                                     Note receivable        400,000
                                Other current assets         21,406
                                                        ------------
                                TOTAL CURRENT ASSETS      2,241,499

Property and Equipment, net of accumulated
depreciation of $60,706                                      47,170

Other Assets
                            Construction in progress         47,685
                             Intangible assets - net         27,200
                                  Deposits and other         20,632
                                                        ------------
                                  Total other assets         95,517
                                                        ------------
TOTAL ASSETS                                            $ 2,384,186
                                                        ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
                            Accounts payable - Trade    $   262,748
                                    Accrued expenses         51,443
                                   Dividends payable         60,323
                                                        ------------
                           TOTAL CURRENT LIABILITIES        374,514
                                                        ------------
Stockholders' Equity
Preferred stock, par value $0.001; 20,000,000 shares
    authorized; 2,120 shares issued and outstanding.              2
   Common stock, par value $0.001; 50,000,000 shares
authorized;13,542,505 shares issued and outstanding.         13,543
                          Additional paid-in capital      4,391,643
                       Stock subscription receivable         (5,000)
                                  Retained (deficit)     (2,390,516)
                                                        ------------
                          Total Stockholders' equity      2,009,672
                                                        ------------
          Total Liabilities and Stockholders' Equity    $ 2,384,186
--------------------------------------------------------============

                 See  notes  to  financial  statements


1. 3

                             HYPERDYNAMICS CORPORATION
                          Consolidated Income Statements
                    3 Months Ended September 30, 2000 and 1999

                                                            2000          1999
Revenues                                                $   130,789   $   233,389
Cost of Revenues                                            241,686       155,381
                                                        ------------  ------------
                                         GROSS MARGIN      (110,897)       78,008
                                                        ------------  ------------
Operating Expenses
                                              Selling        53,038        14,343
                           General and Administrative       252,541        54,029
                                         Depreciation         8,340         6,250
                                                        ------------  ------------
                             TOTAL OPERATING EXPENSES       313,920        74,622
                                                        ------------  ------------
                              OPERATING INCOME (LOSS)      (424,816)        3,386
                                                        ------------  ------------
Other Income (Expense)
            Gain on sale of Revenue Sharing Agreement         3,500
                                      Interest income        32,534             0
                                     Interest expense
                                                        ------------  ------------
            Income /(Loss) From Continuing Operations      (388,732)        3,386
     Gain/(Loss) from Discontinued Operations, net of             0          (568)
        income tax benefit of $0 and $0, respectively
Gain / (Loss) on Sale of Discontinued Operations, net             0       127,633
    of income tax benefit of $0 and $0 , respectively
                                NET INCOME (LOSS) BIT      (388,732)      130,450
                                                        ------------  ------------
Income Tax (Benefit)                                              0             0
                                     NET INCOME (LOSS      (388,732)  $   130,450
                                                        ============  ============
Income (Loss) per Common Share
                      NET INCOME (LOSS) PER C/S SHARE   $     (0.03)  $      0.01
                                                        ------------  ------------
Weighted average share outstanding                       13,263,803    12,411,676
                                                        ------------  ------------

                        See  notes  to  financial  statements


1. 4

                             HYPERDYNAMICS CORPORATION
                    Consolidated  Statements  of  Cash  Flows
               3  Months  Ended  ,September  30,  2000  and  1999
                                                                   2000        1999
Cash flows from operating activities
                                             Net Income (loss)   $ (388,731)  130,450
Adjustments to reconcile net income to cash provided
from operating activities
                                 Depreciation and amortization        8,340     6,250
                     Gain on sale of revenue sharing agreement       (3,500)
                               Sale of Discontinued Operations               (127,065)
                             Loss from Discontinued Operations                    568
Changes in:
                                   Accounts receivable - Trade      361,889   (25,177)
                                                      -  Other                  2,000
                                                     Inventory       (8,314)  (29,700)
                                                  Other assets       26,784   (37,696)
                                              Prepaid expenses       (8,750)  (41,014)
                                Collection of revenue interest                  1,263
                                              Accounts payable     (111,275)   57,073
                                              Accrued expenses        6,988     1,257
                                                                 -----------  --------
                        NET CASH USED FOR OPERATING ACTIVITIES     (108,569)  (61,791)
Cash flows from investing activities
                                      Construction in progress      (47,685)
                                      Purchase of fixed assets         (692)
                                                                 -----------  --------
                        NET CASH USED FOR INVESTING ACTIVITIES      (48,377)
Cash flows from financing activities
                                     Purchases of common stock       (2,602)
      Sale of common stock, net of subscription receivable of        18,819    10,000
                                     $5,000                      -----------  --------
                   NET CASH PROVIDED FROM FINANCING ACTIVITIES       16,217    10,000
                               Net increase (decrease) in cash     (140,729)  (51,791)
                                   CASH AT BEGINNING OF PERIOD    1,033,435    56,200
                                                                 -----------  --------
                                         CASH AT END OF PERIOD      892,706     4,409
                                                                 ===========  ========
Supplemental Information
                                                 Interest paid

                           See  notes  to  financial  statements


1. 5

                             HYPERDYNAMICS CORPORATION
                         NOTES  TO  FINANCIAL  STATEMENTS

1. The unaudited consolidated financial statements of Hyperdynamics Corporation have been prepared in accordance with generally accepted accounting  principles  and  the  rules  of  the  Securities  and  Exchange
     Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's latest Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year 2000 as reported in the Form 10-KSB, have been omitted.

2. During the quarter 47,638 options for free trading shares each were exercised for $23,819 and 8,000 free trading shares were issued to professionals for compensation valued at $8,000.

3. Preferred Stock. During the quarter $440,000 dollars worth or 440 shares of Series A Preferred stock was converted at 80% of the previous 5 day average trading days upon the conversion date. The Company issued 456,370 shares upon these conversions and additional 3,169 shares to pay for accrued dividends on converted preferred stock.

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


1. 6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General  Discussion

During the quarter, we reached an agreement with AT&T to build a Dedicated Entrance Facility to our new Integrated Technology Center. This accomplishment insured the redundancy, quality and scalability of our Internet backbone and will serve as a key infrastructure for rapid growth in our recurring revenue based HypersourceSM services. The primary focus for the quarter was centered around issues related to actually getting the construction started for our first Integrated technology center. As of May of this year, the Company had originally planned to have its new ITC online by August. It became apparent in July that the Westwood Technology Center was not going to be in a position to deliver the space to us in the expected time frame so our expected start date was pushed back several months. Other factors including city building permits, architectural and engineering issues, and long lead time components delayed the implementation of the construction project even more. Now the construction is over 50% completed and is moving along at a much more rapid pace. We expect construction to be completed by the first week in December. This is also the time frame that the first leg of our dual entrance diverse routed fiber is expected to be installed and ready to be lit up.

As a result of this major project and all related aspects necessary for its success, our sales and marketing has been centered around the new ITC coming online and we decided that it would be difficult to take on new conventional IT business while transitioning to the new facility. Due largely to the delays, our revenues dropped sharply this quarter and are expected to remain sub-par through the end of the 2nd quarter.

Operationally, we expect to maintain three primary revenue sources. We provide conventional IT services, migration services to help our clients develop end-to-end eBusiness systems, and we are rapidly preparing to fully launch our new bundled service offerings for complete IT hosting. This quarter and next as we begin to implement our IT hosting strategies we will be establishing a seriously focused marketing and sales plan, especially for our HypersourceSM services. As we move closer to become on-line in the Month of December with the Houston based Integrated Technology Center (ITC), we are working to fill our initial ITC to capacity. While accomplishing this task by singing up long-term recurring revenue based contracts, we will also be preparing to raise additional capital and looking for the next opportunities to expand nationally.

Results  of  Operations

Sales decreased to $130,789 for the three (3) months ended September 30, 2000. This compared to $233,389 for the same period in 1999. The decrease in revenue is a result of the discontinuation of large projects started in 1999 and the marketing and sales focus heavily on the new ITC that has been delayed. Cost of Revenues increased to $241,686 for the three (3) months ended September 30, 2000. This compared to $155,381 for the same periods in 1999. We staffed up with cross-trained IT professionals necessary to fill up and service the business expected for the new ITC. These operational employees salaries of $78,652 have been charged to Cost of Revenues. Also, in an effort to prepare for our move to our new facility, we have revalued our inventory and determined that we had approximately $30,000 in obsolete inventory and another $20,000 in shrinkage. We made a total adjustment of $50,277 against Cost of Revenues as a result. We hired a transaction processing and inventory control manager to increase our control on inventory for future periods.

For the three (3) month period ended September 30, 2000, gross margin decreased to a (85)% compared to 33% for the same period in 1999. The decrease and negative amount was due to the allocation of operational employees salaries and inventory adjustments mentioned above in combination with the overall drop in service revenues in preparation for the new facility coming online.


1. 7

Selling, General and Administrative expenses increased to $ 313,920 in the three
(3) month period ending September 30, 2000, as compared to $ 74,622 for the same period in 1999. The increase was primarily due to significant increases in employee related costs and legal fees from a year ago.

Net Loss. Our net loss was ($388,732) for the three (3) month period ended September 30, 2000. This compares to a gain of $130,450 for the same period in 1999. As discussed above the negative results are due primarily to the decrease in revenues as a result of delays in building out and bringing online its new ITC while focusing its resources for sales and marketing on the new infrastructure.

Liquidity  and  Capital  Resources

At September 30, 2000. our current ratio of current assets to current liabilities was 5.99. This compares to 2.62 for 1999. We do not have any long-term debt nor do we plan to have any.

In the process of increasing its marketing and sales activities in preparation for bringing the new IT hosting facility on-line, we are evaluating whether to raise additional capital for data center expansion of the new facility as the initial space comes online.

We may obtain additional capital upon the exercise of previously-issued warrants and outstanding options for common stock.

Prospective  Information

We are undergoing a significant transition and realizing a major milestone in its road to becoming the premier integrated technology service provider (ITSP). With the new ITC coming online in the second quarter, and with a significant demand in Houston for tier-1 data center facilities as well as integrated technology services, we expect to be able to quickly fill up the initial data center space with recurring revenue based contracts over the next few months. While we are reaching this milestone, we expect to quickly cash flow the operation in the third quarter and become profitable.

Based on our five year plan, and during this process of contractually filling up its initial space, we plan to raise additional capital for expansion of our facility at its first ITC and to initiate ITCs number 2 and 3 in a different parts of the country. While these facilities are coming online, cash flowing, and becoming profitable, we will be looking to contract with the appropriate underwriter to put together a major secondary offering to expand our business model nationally and internationally.


                          Part II     Other Information

ITEM  2.   CHANGES  IN  SECURITIES

During the quarter ended September 30, 2000, we effected the following transactions in reliance upon exemptions from registration under the Securities Act of 1933 as amended (the "Act") as provided in Section 4(2) thereof. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Act and setting forth the restrictions on the transferability and the sale of the securities. No underwriter participated in, nor did we pay any commissions or fees to any underwriter in connection with any of these transactions. None of the transactions involved a public offering. We believe that each person had knowledge and experience in financial and business matters which allowed them to evaluate the merits and risks of our securities. We believes that each person was knowledgeable about our operations and financial condition.


1. 8

In August 2000, we issued 100,000 Consultant Warrants to purchase restricted common stock at an exercise price of $1.50 to Carla Lattinelli as payment in kind for services related to assisting with investor relation functions for the Company. The warrants expire in August of 2001. This was a private placement that was exempt from registration pursuant to Section 4(2) of the Act.

In August 2000, we issued 75,000 Warrants to purchase restricted common stock at an exercise price of $1.50 per share to Darren-Anthony Lumar for partial compensation for his services as our Director of Investor Relations. The warrants expire in August of 2003. This was a private placement that was exempt from registration pursuant to Section 4(2) of the Act.


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

Dated:  November 20,  2000


1. 9