Form 10QSB
period 2000-12-31
HYPERDYNAMICS CORP
filed 2001-02-20
CIK 937136

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended: December 31, 2000
                                       or

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of January 25, 2001, 13,636,506 shares of common stock, $0.001 par value, were outstanding.

Transitional  Small Business Disclosure Format (check one):  Yes [ ]     No [X]

                            HYPERDYNAMICS CORPORATION

                                Table of Contents
                                -----------------

Part  I     Financial  Information

Item  1.          Financial  Statements

Consolidated  Balance  Sheet  at  December  31,  2000  (unaudited)

Consolidated Statements of Income for the six months ended December 31, 2000 and 1999 (both unaudited)

     Consolidated Statements of Cash Flows for the six months ended December 31, 2000 and 1999 (both unaudited)

     Notes  to  Consolidated  Financial  Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Part  II          Other  Information

Item  2.     Changes  in  Securities

Item  6.          Exhibits  and  Reports  on  Form  8-K

     (a)     Exhibits

     (b)     Reports  on  Form  8-K

Signatures

                        PART 1     FINANCIAL INFORMATION

ITEM  1.     Financial  Statements

                            HYPERDYNAMICS CORPORATION
                                AND SUBSIDIARIES
                           Consolidated Balance Sheet
                                December 31, 2000

ASSETS
Current Assets
  Cash                                          $      535,524
  Certificate of deposit                               436,300
  Accounts receivable, net of allowance for
                 doubtful accounts of $18,068          164,509
  Inventory                                            229,969
Revenue interest                                         7,308
  Note receivable                                      400,000
  Other current assets                                  76,412
                   Total Current Assets              1,850,022
                                                ---------------

Property and Equipment, net of accumulated
depreciation of $77,072                                111,196
Other Assets
Construction in progress                               494,949
Intangible assets - net                                 24,650
Deposits                                                20,632
                                                ---------------
                   TOTAL OTHER ASSETS                  540,231
                                                ---------------
TOTAL ASSETS                                    $    2,501,449
                                                ===============


LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable - trade                      $      711,185
  Current portion of installment debt                   12,725
  Accrued expenses                                      24,405
  Dividends payable                                     85,405
                   Total Current Liabilities           833,720
                                                ---------------

Long Term Debt                                          64,970

Stockholders' Equity
  Preferred stock, par value $0.001;
  20,000,000 shares authorized; 1,971 shares
  issued and outstanding.                                    2
  Common stock, par value $0.001;
  50,000,000 shares authorized; 13,793,279
  shares issued and outstanding.                        13,794
  Additional paid-in capital                         4,468,685
  Stock subscription receivable                  (       5,000)
  Retained (deficit)                                (2,874,722)
                                                ---------------
          Total Stockholders' Equity                 1,602,759
                                                ---------------
TOTAL LIABILITIES AND STOCKHOLDERS EQUITY       $    2,501,449
                                                ===============

                       See notes to financial statements.

                                      HYPERDYNAMICS CORPORATION
                                           AND SUBSIDIARIES
                                    Consolidated Income Statements
                        3 Months and 6 Months Ended December 31, 2000 and 1999
                         3 MONTHS ENDED DECEMBER 31     6 MONTHS ENDED DECEMBER 31

                                                 2000          1999          2000           1999
Revenues                                     $   153,046   $   712,422   $    283,835   $    955,811
Cost of Revenues                                 312,544       444,294        554,230        542,547
                                             ------------  ------------  -------------  -------------
          Gross Margin                          (159,498)      268,128       (270,395)       413,264
Operating Expenses
  Selling                                         15,790        36,901         68,828         41,215
  General and Administrative                     285,780       122,978        538,320        254,164
  Depreciation                                    18,916         6,250         27,256         12,500
                                             ------------  ------------  -------------  -------------
         Total Operating Expenses                320,486       166,129        634,404        307,879
                                             ------------  ------------  -------------  -------------
          Operating Income/(Loss)               (479,984)      101,999       (904,799)       105,385
Other Income (Expense)

  Gain on Sale of Discontinued Operations                    (     568)                       127,065
  Loss from Discontinued Operations                    0             0                    (       568)

  Interest (expense)                          (      693)                 (       693)
  Interest income                                 20,551                       53,134
  Impairment (loss)                             ( 25,057)                   (  21,557)
  Other                                              978            29            978             28
  Net Income/(Loss) Before Income Taxes         (484,205)      101,460       (872,937)       231,910
                                             ------------  ------------  -------------  -------------
Income Tax (Benefit)                                   0             0              0              0
                                             ------------  ------------  -------------  -------------
         Net Income/(Loss)                   $  (484,205)  $   101,460   $   (872,937)  $    231,910
  Preferred dividends                          (  20,027)                    (  56,357)

     Net income (loss) available to common
          Shareholders                          (504,232)  $   101,460       (929,294)

  Net Income/(Loss) per Common Share         $      (.04)  $       .01   $       (.07)  $        .02
                                              13,597,070
Weighted average share outstanding                          12,437,329     13,345,360     12,437,329

                       See notes to financial statements.

                                HYPERDYNAMICS CORPORATION
                                     AND SUBSIDIARIES
                           Consolidated Statement of Cash Flows
                        6 Months Ended December 31, 2000 and 1999

                                                                  2000           1999
Cash flows from operating activities
  Net Income/(Loss)                                           $ (  872,937)  $   105,414
Adjustments to reconcile net income to cash provided from
operating activities
  Depreciation and amortization                                     27,256        12,500
  Sale of Discontinued Operations                                                127,633
  Loss from Discontinued Operations                                           (      568)
                                                                    21,557
  Impairment loss
  Decrease in equipment from discontinued operations                              26,468
  Stock and warrants issued for services                           110,375
Net (increase) decrease receivables and other
  Accounts receivable - trade                                      372,683      (219,853)
                    Other                                                      (  23,000)
  Inventory                                                    (     4,322)    (  16,664)
  Other current assets                                              12,485     (  60,164)
  Revenue sharing                                                              (  50,000)
  Deposits                                                                      (111,169)
Net increase (decrease) accruals / payables
  Accounts payable - trade                                         337,162         7,659
  Accrued expenses                                             (    20,051)    (  10,120)
  Accrued taxes                                                                   19,015
        Other                                                                     53,800
          Net cash (used) by operating activities              (    15,792)     (139,049)
                                                              -------------  ------------
Cash flows from investing activities
  Purchase of property and equipment                           (    81,084)            0
  Construction in progress                                      (  494,949)
                                                              -------------  ------------
          Net cash provided (used) for investing activities     (  576,033)            0
Cash flows from financing activities
  Proceeds from new installment note payable                        78,698
  Payments on installment notes payable                        (     1,001)
  Sale of common stock, net of subscription receivable of                         77,500
                         $5,000                                     18,819
  Purchases of common stock                                    (     2,602)            0
          Net cash provided from financing activities               93,914        77,500
                                                              -------------  ------------
Net decrease in cash                                            (  497,911)     ( 61,549)
               Cash at beginning of period                       1,033,435        67,483
                                                              -------------  ------------
           Cash and cash equivalents at end of period         $    535,524   $     5,934
Supplemental Information
Interest paid                                                 $        693   $         0

                       See notes to financial statements.

                            HYPERDYNAMICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. The unaudited condensed consolidated financial statements of Hyperdynamics Corporation have been prepared in accordance with generally accepted accounting principles and the rules of the Securities and Exchange Commission ("SEC") and should be read in conjunction with the audited financial statements and the notes thereto contained in the Company's latest Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair financial presentation of financial position and the results of operations for the interim periods have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2000 as reported in the Form 10-KSB have been omitted.

2. Common Stock. During the six months ended December 31, 2000, 47,638 options for free trading shares were exercised for $23,819 and 50,000 warrants were issued to former consultants of the Company. The warrants were immediately exercised as a cashless exercise, resulting in 37,500 shares issued. The warrants were issued at $.75 at a time when the market value of the Company's stock was $2.875; accordingly, compensation expense of $96,375 has been recorded. Additionally, 16,000 shares valued at $13,500 were issued to employees and a consultant.

3. Preferred Stock. During the six months ended December 31, 2000, $589,415 worth or 589 shares of Series A Preferred Stock was converted at 80% of the previous 5 day average trading days upon the conversion date. The Company issued 654,813 shares upon these conversions and an additional 18,008 shares to pay for accrued dividends on converted preferred stock.

4. Impairment loss is recognized on the amounts due from the gain on the sale of Sierra Net that had been effected in the fiscal year ended June 30, 2000. The impairment loss arises because the Company will be paid in 29,230 shares of MAWI, the new parent company of Sierra Net, or in cash upon the exercise of a put option on behalf of the Company. MAWI has experienced a significant decline in value and is currently trading at close to $.25. Accordingly, the Company has written down the value of the amounts receivable from the sale of the revenue interest to $7,308, or the current value of the shares that it is expected to receive.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD  LOOKING  STATEMENT  AND  INFORMATION


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

General  Discussion

     The primary focus for the quarter was to get transitioned over to the Company's new Integrated Technology Center (the "ITC"). Undue delays prevented to completion of this completion and has slowed the Company's operations to a much lower level for the quarter. As of May 2000, the Company had originally planned to have its new ITC online by August. Delays associated with fiber routing and installation at the Westwood Technology Center have effectively kept us from turning up our new ITC and bringing on new clients as planned and thus the latest target date of early December was not met. As of February 16, 2001 the new facility construction and the primary data circuits have been turned up. The Company has been starting to move into the facility beginning around the 1st of February. With focused efforts on the new ITC and the unreasonable delays we have experienced greater losses than planned and have not yet benefited from sales and marketing efforts targeted for our HypersourceSM services.


     As a result our sales and marketing has been centered around the new ITC coming online and we decided that it would be difficult to take on new conventional IT business while transitioning to the new facility. Due to these delays, our revenues dropped more sharply than expected this quarter and are expected to remain sub-par through the end of the current quarter ending March 31, 2001. Management expects revenues to rise significantly thereafter with a much stronger base of recurring revenues based on longer term contracts.

     Operationally, we expect to maintain three primary revenue sources. We provide conventional IT services, migration services to help our clients develop end-to-end eBusiness systems, and we are rapidly preparing to fully launch our new bundled service offerings for complete IT hosting in our ITC. As we begin to implement our IT hosting strategies, we will be establishing a seriously focused marketing and sales plan, especially for our HypersourceSM services. Now that we are in and fully operational at the new Integrated Technology Center
(ITC), we are working to fill our initial ITC to capacity. While accomplishing this task by signing up long-term recurring revenue based contracts, we will also be preparing to raise additional capital and looking for the next opportunities to expand nationally.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED DECEMBER 31, 2000 COMPARED TO THE SIX MONTHS ENDED DECEMBER 31, 1999

     Sales decreased to $ 283,835 for the six months ended December 31, 2000. This compared to $ 955,811 for the same period in 1999. The decrease in revenue is a result of the discontinuation of large projects started in 1999 and the marketing and sales focus heavily on the new ITC that was seriously delayed.

     Cost of Revenues increased to $ 554,230 for the six months ended December 31, 2000. This compared to $ 542,547 for the same period in 1999. We staffed up with cross-trained IT professionals necessary to fill up and service the business expected for the new ITC. These operational employees salaries of $ 82,374 have been charged to Cost of Revenues. Also, in an effort to prepare for our move to our new facility, we have revalued our inventory and determined that we had approximately $ 23,000 in obsolete inventory and shrinkage combined. We made a total adjustment of $ 105,374 against Cost of Revenues as a result. We hired a transaction processing and inventory control manager to increase our control on inventory for future periods. We have also started an inventory serialization and tagging procedure together with new security associated with the new ITC to enhance controls.

     For the six months ended December 31, 2000, gross margin decreased to (95)% compared to 43% for the same period in 1999. The decrease and negative amount was due to the allocation of operational employees salaries and inventory adjustments mentioned above in combination with the overall drop in revenues in preparation for the new facility coming online.

     Selling, General and Administrative expenses increased to $ 607,148 in the six months ending December 31, 2000 as compared to $ 295,379 for the same period in 1999. The increase was primarily due to significant increases in employee related costs and legal fees from a year ago, again in preparation of now filling up our new ITC with recurring revenue based contracts.

     Our net loss was ($ 872,937) for the six months ended December 31, 2000. This compares to a gain of $ 231,910 for the same period in 1999. As discussed above the negative results are due primarily to the decrease in revenues as a result of delays in building out and bringing online our new ITC while focusing its resources for sales and marketing on the new infrastructure.


Liquidity  and  Capital  Resources

     At December 31, 2000. our current ratio of current assets to current liabilities was 2.2. This compares to a current ration of 6.1 at June 30, 2000. We have $64,970 of long-term associated with equipment leases for the new ITC.

     At  December  31,  2000,  we  had  cash on hand in the amount of $ 535,524.

     In the process of increasing our marketing and sales activities in preparation for bringing the new ITC hosting facility on-line, we are evaluating whether to raise additional capital for data center expansion of the new facility as the initial space comes online.

We could obtain additional capital upon the exercise, of any, of outstanding options and warrants for common stock.

Prospective  Information

     We are undergoing a significant transition and realizing a major milestone in our road to becoming the premier integrated technology service provider
(ITSP). With the new ITC now online and with a significant demand in Houston for tier-1 data center facilities as well as integrated technology services, we expect to be able to quickly fill up the initial data center space with recurring revenue based contracts over the next few months. While we are reaching this milestone, we expect cash flow the operations in the final quarter of FYE June 30, 2001 and to become profitable during by the first quarter of fiscal year beginning July 1, 2001.

     Based on our five-year plan, and during this process of contractually filling up our initial space, we plan to raise additional capital for expansion of our facility at our first ITC and to initiate second and third ITC's in different parts of the country. While these facilities are coming online, cash flowing, and becoming profitable, we will be looking to contract with the appropriate underwriter to put together a major secondary offering to expand our business model nationally and internationally.

Part  II          Other  Information

Item  2.     Changes  in  Securities

     The following transactions were effected by us in reliance upon exemptions from registration under the Securities Act of 1933 as amended under Section 4(2). We believe that these investors had knowledge and experience in financial and business matters that allowed them to evaluate the merits and risk of the receipt of these securities, and that they were knowledgeable about our operations and financial condition. No underwriter participated in, nor did we pay any commissions or fees to any underwriter in connection with this transaction. This transaction did not involve a public offerings. Each certificate issued for these unregistered securities contained a legend stating that the securities have not been registered under the Act and setting forth the restrictions on the transferability and the sale of the securities.

     In December, 2000 we issued 37,500 restricted shares of common stock to Charterbridge Group in consideration of a Public Relations services agreement.



Item  6.          Exhibits  and  Reports  on  Form  8-K

     (a)     Exhibits

                    None.

     (b)     Reports  on  Form  8-K

                    None.


                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly

                                      HyperDynamics  Corporation


Dated:  February  20,  2001               By:     /s/  Kent  Watts
                                          --------------------------------------
                                          Kent  Watts, Chairman of the  Board,
                                          Chief  Executive  Officer,
                                          and  Chief  Accounting  Officer