Form 10QSB
period 2001-03-31
HYPERDYNAMICS CORP
filed 2001-05-21
CIK 937136

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended: March 31, 2001
                                       or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
        For the transition period from _______ to _______

                       Commission file number:   000-25496

                            HYPERDYNAMICS CORPORATION
             (Exact name of registrant as specified in its charter)

                Delaware                                     87-0400335
     (State or other jurisdiction of           (IRS Employer Identification No.)
     incorporation or organization)

                           9700 Bissonnet, Suite 1700
                              Houston, Texas 77036
          (Address of principal executive offices, including zip code)

                    Registrant's Telephone No. (713) 353-9400

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements  for  the  past  90  days.     Yes  [X]          No  [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 11, 2001 13,966,982 of common stock, $0.001 par value, were outstanding.

Transitional  Small Business Disclosure Format (check one):  Yes [ ]     No [X]

                            HYPERDYNAMICS CORPORATION

                                Table of Contents
                                -----------------

Part  I  Financial  Information

Item  1.     Financial  Statements

             Consolidated  Balance Sheet at March 31, 2001 (unaudited)

             Consolidated Statements of Income for the nine months ended March 31, 2001 and 2000 (both unaudited)

             Consolidated Statements of Cash Flows for the nine months ended March 31, 2001 and 2000 (both unaudited)

             Notes  to  Consolidated  Financial  Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Part  II     Other  Information

Item  1.     Legal  Proceedings

Item  2.     Changes  in  Securities

Item  6.     Exhibits  and  Reports  on  Form  8-K

             (a)    Exhibits

             (b)    Reports  on  Form  8-K

Signatures

                       PART  1     FINANCIAL  INFORMATION

ITEM  1.    Financial  Statements

                            HYPERDYNAMICS CORPORATION
                                AND SUBSIDIARIES
                           Consolidated Balance Sheet
                                 March 31, 2001

ASSETS
Current Assets
  Cash                                          $         262,314
  Certificate of deposit, restricted                       65,445
  Accounts receivable, net of allowance for
           doubtful accounts of $18,068                    70,002
  Inventory                                               193,795
  Revenue interest                                          2,631
  Prepaid services to related party                        50,000
  Other current assets                                     78,913
                                                ------------------
                        Total Current Assets              723,100

Property and Equipment, net of                            791,190
           depreciation of $55,920
  Other Assets
  Certificate of deposit, restricted                      370,855
  Intangible assets - net                                  22,100
  Deposits                                                 22,432
                                                ------------------
  Total other assets                                      416,387
                                                ------------------
  Total Assets                                  $       1,930,677
                                                ==================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable - trade                      $         363,982
  Current portion of installment debt                      16,676
  Accrued expenses                                         22,168
  Dividends payable                                       104,892
                                                ------------------
                      Total Current Liabilities           507,718

Long Term Debt                                             84,591

Stockholders' Equity
  Preferred stock, par value $0.001;
  20,000,000 shares authorized; 1,948 shares
  issued and outstanding.                                       2
  Common stock, par value $0.001;
  50,000,000 shares authorized; 13,943,643
  shares issued and outstanding.                           13,944
  Additional paid-in capital                            4,655,388
  Stock subscription receivable                            (5,000)
  Retained (deficit)                                   (3,325,966)
                                                ------------------
                    Total Stockholders' Equity          1,338,368
                                                ------------------
  Total Liabilities and Stockholders Equity     $       1,930,677
                                                ==================

                       See notes to financial statements.

                                     HYPERDYNAMICS CORPORATION
                                          AND SUBSIDIARIES
                                   Consolidated Income Statements
                        3 Months and 9 Months Ended March 31, 2001 and 2000

                                                3 MONTHS ENDED MARCH 31    9 MONTHS ENDED MARCH 31

                                                 2001          2000          2001          2000
Revenues                                     $    98,597   $   486,014   $   382,432   $ 1,427,064
Cost of Revenues                                 162,225       545,199       716,455     1,203,726
                                             ------------  ------------  ------------  ------------
                              Gross Margin       (63,628)      (59,185)     (334,023)      223,338
Operating Expenses
  Selling                                         50,622        43,919       119,450       104,113
  General and Administrative                     205,255       345,799       743,576       450,244
  Depreciation                                    17,034        12,250        44,290        24,750
                                             ------------  ------------  ------------  ------------
                  Total Operating Expenses       272,911       401,968       907,316       579,107
                                             ------------  ------------  ------------  ------------
                   Operating Income/(Loss)      (336,539)     (461,153)   (1,241,339)     (355,769)
Other Income (Expense)
  Loss on disposal of equipment                   (4,539)                     (4,539)
  Revenue sharing income                                        18,161                      18,161
  Gain on sale of revenue interest                              12,000         3,500        12,000
  Interest (expense)                              (2,799)                     (3,491)
  Writedown of carrying value of
  receivable
  from sale of subsidiary                                      (50,000)                    (50,000)
  Interest income                                 16,534        51,480        69,669        21,507
  Impairment loss                                 (4,677)                    (29,735)
  Other                                            6,704                       7,682
                                             ------------  ------------  ------------  ------------
           Loss From Continuing Operations      (325,316)     (459,512)   (1,198,253)     (354,101)
                                             ------------  ------------  ------------  ------------

        Loss from Discontinued Operations,
   net of income tax benefit of $0 and $0,
                              respectively                                                    (568)

   Gain on Sale of Discontinued Operations
   net of income tax benefit of $0 and $0,
                              respectively
                                                                                           127,065
                                             ------------  ------------  ------------  ------------
                                  Net Loss      (325,316)     (459,512)  $(1,198,253)     (227,604)
                                             ------------  ------------  ------------  ------------
                       Preferred dividends       (19,487)      (16,000)      (75,844)      (16,000)
              Net loss available to common
                              Shareholders   $  (344,803)  $  (475,512)  $(1,274,097)  $  (243,604)
                                             ============  ============  ============  ============

  Net Income/(Loss) per Common Share         $      (.02)  $      (.04)  $      (.09)  $      (.02)
Weighted average share outstanding            13,860,189    12,688,041    13,516,970    12,520,292

                       See notes to financial statements.

                            HYPERDYNAMICS CORPORATION
                                AND SUBSIDIARIES
                      Consolidated Statement of Cash Flows
                     9 Months Ended March 31, 2001 and 2000


                                                                 2001           2000
Cash flows from operating activities
  Net Loss                                                 $    (1,198,253)  $ (227,604)
Adjustments to reconcile net income to cash provided from
operating activities
  Depreciation and amortization                                     44,290       24,750
  Stock and warrants issued for services                           190,795
  Gain on sale of discontinued operations                                      (127,065)
  Gain on sale of revenue interest                                  (3,500)     (12,000)
  Loss from discontinued operations                                                 568
  Writedown of carrying value of receivable from sale of
     Subsidiary                                                                  50,000

  Loss on disposal of equipment                                      4,539
  Impairment loss                                                   29,735
  Writedown of capitalized intangible assets                                      4,757
Changes in:
    Accounts receivable - trade                                    467,189     (239,626)
                          Other                                                   1,500
    Inventory                                                       31,852      (65,968)
    Other current assets                                           (40,016)     (58,046)
    Collection of revenue interest                                                1,263
    Accounts payable                                              (112,520)      64,627
    Accrued expenses                                                80,184       90,121
                                                           ----------------  -----------
                 Net cash (used) by operating activities          (505,705)    (492,723)
Cash flows from investing activities
  Purchase of property and equipment                              (780,101)    (101,939)
  Increase in deposit                                               (2,800)
  Collection of note receivable                                    400,000
  Proceeds from sale of revenue interest                                         85,500
                                                           ----------------  -----------
         Net cash provided (used) for investing activities        (332,385)     (16,439)
Cash flows from financing activities
  Proceeds from new installment notes payable                      105,598
  Payments on installment notes payable                             (4,331)
  Sale of preferred stock                                                     2,604,190
  Sale of common stock, net of subscription receivable of
                         $5,000                                     18,819      228,500
Purchases of common stock                                           (2,601)
                                                           ----------------  -----------
Net cash provided from financing activities                        117,485    2,832,690
                                                           ----------------  -----------
Net increase (decrease) in cash                                   (771,121)   2,323,528
Cash at beginning of period                                      1,033,435       56,200
                                                           ----------------  -----------
Cash and cash equivalents at end of period                 $       262,314    2,379,728
Supplemental Information
Interest paid                                              $         3,491            0

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

2. Common Stock. During the nine months ended March 31, 2001, 47,638 options for free trading shares were exercised for $23,819 and 50,000 warrants were issued to former consultants of the Company. The warrants were immediately exercised as a cashless exercise, resulting in 37,500 shares issued. The warrants were issued at $.75 at a time when the market value of the Company's stock was $2.875; accordingly, compensation expense of $96,375 has been recorded. Additionally, 123,538 shares valued at $93,912 were issued to employees, to a consultant, and as payment to vendors for construction of the Information Technology Center.

3. Preferred Stock. During the nine months ended March 31, 2001, $1,052,219 worth or 1,052 shares of Series A Preferred Stock was converted at 80% of the previous 5 day average trading days upon the conversion date. The Company issued 697,639 shares upon these conversions and an additional 18,008 shares to pay for accrued dividends on converted preferred stock.

4. Impairment loss is recognized on the amounts due from the gain on the sale of Sierra Net that had been effected in the fiscal year ended June 30, 2000. The impairment loss arises because the Company will be paid in 29,230 shares of MAWI, the new parent company of Sierra Net, or in cash upon the exercise of a put option on behalf of the Company. MAWI has experienced a significant decline in value and is currently trading at close to $.09. Accordingly, the Company has written down the value of the amounts receivable from the sale of the revenue interest to $2,631, or the current value of the shares that it is expected to receive.

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

General  Discussion

As reported in last quarters 10QSB the Company had reported serious and undue delays in the completion of its new Integrated Technology Center (the "ITC") facility. Operations were seriously slowed as a result of these delays and this operational slow down has extended over into the quarter ended March 31, 2001. The Company is working hard to continue to develop and market its new bundled HypersourceTM services. Again, the unreasonable delays and difficulties in getting our primary data circuits installed have caused us to experience greater losses than expected and an additional drain on cash. However, it is important to point out that building this facility, together with the flexibility and engineering excellence and investment of an AT&T dedicated entrance facility has positioned the Company to provide the best and most cost effective integrated technology services available. This was a mandatory event in order to fulfill our mission to be the premier ITSP. It is important to note that we have also accomplished this in the time frame necessary to be in position to capture our share of what we expect to be the largest recurring revenue base in history of IT services. This is a monumental accomplishment, especially given the resources that we have had to work with and knowing the investment made by Company's like AT&T right in the corner of our initial data center space.

The Company's primary focus is now on continuing to develop its bundled IT services while learning how to successfully and cost effectively market and sell them. Management is very confident that the operation can cash flow in a matter of months and there are possibilities of contracts and deals it is pipeline that can accomplish this cash flow milestone very quickly. Now that we have moved into our new facility, with more to work with than ever before, management views this need to cash flow the operation as an essential and imperative focus. Due to the changes in the way that IT services are delivered now and the flux of the IT services market we are in, we believe that it is reasonable to have a six month plan to cash flow the operation. With the new facility we have the ability to offer our customers either the new way of obtaining services or we can perform services in the older integration mode. We can now give our clients first hand education as to the real options for IT hosting. By proceeding and succeeding on a ramp up basis in which the Company will ultimately cash flow itself, we will then be able to concentrate on moving into a mode of positive net income with the goal to never turn back.

In the current quarter the Company is building more potential in its pipeline and its recurring revenue base is gradually increasing. The Company's current sales and marketing strategies include an Agency program for IT consulting companies and partners that wish to leverage off or our data center and telecommunications infrastructure.




RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED MARCH 31, 2001 COMPARED TO THE NINE MONTHS ENDED MARCH 31, 2000

     Sales decreased to $ 382,432 for the nine months ended March 31, 2001. This compared to $1,450,974 for the same period in 2000. The decrease in revenue is a result of the completion of large projects started in 1999 and continuing into 2000 and also due to significant business disruption and slow down during our transition to the new facility together with the undue delays discussed above.

     Cost of Revenues decreased only 29.47% to $716,455 compared to a decrease of 73% for sales to $382,432 for the nine months ended March 31, 2001. The reason that Cost of Revenues did not decrease proportionally due primarily to 1) the allocation of operational salaries of $237,733 that have been charged to cost of sales in 2001 compared to$187,866 in 2000. These salaries are a fixed component that has been added to Cost of Revenues during development and preparation for the Company's new business model that it is just now starting to ramp up. Thus, even though the sales dramatically decreased, this fixed portion related to operational employee salaries actually increased. 2) a $91,396 write-off in obsolete inventory and shrinkage; and 3) an additional contract adjustment of $34,689 with Great Plains Software, our primary supplier for the Mattress Firm project completed in June of 2000. These amount to a total of $363,818. Taking this amount into account the decrease of cost of revenues would be proportional to the decrease in sales.

     Selling, General and Administrative expenses increased to $ 863,026 in the nine months ending March 31, 2001 as compared to $ 766,133 for the same period in 2000. The increase was primarily due to significant increases in employee related costs, warrants issued to settle a dispute, theft loss due to forgery, and the increased rent expense attributable to our new IT center.

     Our net loss was ($1,198,253) for the nine months ended March 31, 2001. This compares to a loss of ($ 227,604) for the same period in 2000. As discussed above the negative results are due primarily to a sharp decrease in revenues as a result of the company not being able to immediately replace revenues it obtained from a large project (the Mattress Firm) starting in 1999 and finishing in early 2000. This loss is additionally attributable to our ramp up of fixed salaried operational employees in expectation of coming online at least three months sooner than we were able to. These delays in building out and bringing online our new facility including our primary telecommunications circuits remain under scrutiny by management for any possible concessions from the primary vendors responsible.

Liquidity  and  Capital  Resources

     Liquidity and access to capital resources for Hyperdynamics Corporation ties directly to the health of our market for our common stock. Our market has suffered substantially in recent months.

     There is no question that general market conditions and specifically the market for our own common stock on the OTC/BB:HYPD has made it more difficult for the Company to raise capital. The price of our stock and our average daily volumes are down considerably. We have experienced problems that appear to be caused by some or all of our preferred stock Series A shareholders. This problem is discussed in Part II, Item 1. Legal Proceedings section hereunder. The Company is evaluating in detail how these Preferred Shareholders appear to have created a major downward pressure on our stock price and our market volumes. Management believes that this trend was established by them a year ago, greatly exasperating our market problems to date. Thus, management believes its common stock to be significantly under valued even considering its significant reduction in revenues.

     Any capital raised now will probably cause a significant dilution of current common stock shareholders. In recent months our largest shareholder, Emerald Bay Interests LTD and related parties have decided they need to divest their investment due to other pressing business matters. The Company has been working, partly through a consulting agreement with Michael Watts, brother of Kent Watts, the Company's Chairman, CEO, and President to facilitate an orderly buy-out of this shareholder on a private basis. Success of this private buy-out can go a long way to eliminating a potentially large seller of our common stock and help maintain a reasonably tight float. Management believes this would be healthy for our market and good for all shareholders.

     At March 31, 2001. our current ratio of current assets to current liabilities was 1.42. This compares to a current ration of 6.1 at June 30, 2000. We have $84,591 of long-term debt associated with operating equipment leases.

     At March 31, 2001, we had unrestricted cash on hand in the amount of $ 262,314.

     Management believes the Company needs between $500,000 and $750,000 in additional working capital in order to successfully cash flow its new facility, building a strong recurring revenue base. Without additional working capital, some large contract business, other expense cutting measures taken by the Company, or a combination thereof, the Company's current cash resources could deplete to critical levels over the next few quarters. Thus, management has made it a priority and is working to obtain additional working capital it needs.



     The Company has inventory it can liquidate and management will work to make this happen as the Company no longer has a need to maintain the levels of inventory it has in the past.

     The Company has new fixed assets with a book value in the amount of $791,190. This is actually made up of assets that cost $999,662 for the new facility build-out. The difference is part of the amount paid by our landlord for our build-out allowance. We believe part of these hard assets can be used to secure additional short term financing. Management will work to secure this financing.

     The Company maintains a CD in the amount of $436,000 which secures the Lease with a Letter of Credit arrangement. This CD is released at a rate of approximately 20% per year. The first release of this collateral will occur in November of this year.

Prospective  Information

     We have undergone a significant transition and reached a major critical milestone on our road to becoming the premier integrated technology service provider (ITSP). We now have our new facility online.

     Management's intense focus is now shifted to cash flow the operation. With a significant demand in Houston for tier-1 data center facilities as well as integrated technology services, we are extremely optimistic that we can meet or beat our six-month goal. While continuing to develop new, more flexible, and cost effective Hypersource services, management's primary goal is to fill up the initial data center space with recurring revenue based contracts over the next six months.

     The Company's strategies for ramping up its sales volume include its new Hyperdynamics Partner Program (HPP). This program was designed to make our new infrastructure available to information technology consultants in the Houston area. This program is being developed by Robert J. Hill, the Company's Senior Vice President. The program establishes IT consultants as Agents for Hyperdynamics IT hosting services. One of the first Agents to sign up under this program was Gulf Coast Business Systems, Inc. As announced by the Company on March 28, 2001 the Company had obtained approximately 150 new customers by a business arrangement with Gulf Coast Business Systems and we hired their two top people. Subsequently, this new Agency program was established and Mr. Hill offered it to Gulf Coast. Gulf Coast decided to become the second of three companies to sign up to date for the program in lieu of its agreement to become employees signed on February 27, 2001. A key positive feature of this HPP relationship is that the Company does not have to take on the overhead of other companies to access their establish customer accounts. These consulting firms like Gulf Coast Business Systems, Inc. can leverage off of our infrastructure to provide bundled services for their clients and they don't have to invest in the infrastructure. The Company is currently evaluating five additional applications for this program.

     Darren-Anthony Lumar, the Company's Executive Vice President is focusing on continuing to develop the close relationship with AT&T. Recently, the Company signed a new AT&T Agency Agreement. This Agreement makes Hyperdynamics one of approximately 17 companies in the country that have joined this program. It allows us to offer AT&T Business IP Services, AT&T Business Dial-Up Internet Access Services, AT&T Web Site Services, and AT&T Core Data Services. The Company now can add services at its new facility under its existing contract with AT&T or it can sell any service that AT&T provides as its own and/or augmented service offering. Thus, for example Hyperdynamics can service IT projects that require very large and extensive data centers around the country because in essence, AT&T's infrastructure is extended to us. We even have access to the same web pricing tools as AT&T employees under this agreement. For services sold by Hyperdynamics we receive a bonus up front on each contract and a monthly recurring residual. Also, AT&T sales representatives can bring us business surrounding our core competency to provide end-to-end IT services and we can provide a bundled total solution to our mutual customer. Under that scenario we can be the company selling the project or AT&T could be depending on the details of each deal. Management is very excited about the potential this program is providing for meeting its goals to build its recurring revenue base as the Company continues to grow.

     Harry Briers the Company's CIO has been focused on continuing to build a pipeline for Great Plains based platform business. The Company currently has a few larger deals at different stages of the sales cycle process and is working diligently on closing this business. Now with the new facility, we can implement complete Great Plains (now Microsoft) eEnterprise solutions for companies and then host them with recurring revenue based contracts, after the implementation is complete. With the AT&T alliance we can establish a nationwide wide area network or use the Internet for our IT hosting clients to access their mission critical servers that are managed in our data center facility. Another opportunity that has been presented in recent months to the Company is to become a vertical market Application Service Provider (ASP) for the seismic data storage, conversion, and interpretation industry. This market is closely related to the booming oil industry. One of the opportunities that we hope to release more detailed information about in the near future has to do with projects to convert 2D and 3D seismic data from old tape media over to DVD and transmission of the converted data around the world. There are hundreds of millions of old data tapes that have a limited storage capacity and shelf life. We believe that these tapes will need conversion to save the invaluable data captured on them. Hyperdynamics new facility is a perfect fit to provide custom seismic data conversion services. The Company expects to release more detailed information on this business as it develops.

     While we are in the process of reaching this milestone, we expect cash flow the operations in the second quarter of FYE June 30, 2002 and to become profitable by the third quarter of FYE 2002.

     Based on our five-year plan, and during this process of contractually filling up our initial space, we plan to raise additional capital for expansion of our facility at Westwood Technology Center and to initiate second and third ITC's in different parts of the country. While these facilities are coming online, cash flowing, and becoming profitable, we will be looking to contract with the appropriate underwriter to put together a major secondary offering to expand our business model nationally and internationally.

Part II      Other  Information

Item  1.     Legal  Proceedings

A. During the quarter a lawsuit was filed against the Company and is described as follows:

     Court  &  #:     District  Court of Harris County, Texas the 215th Judicial
                      District  No.  2001-06263

     Date  Filed:     February  2,  2001

     Parties:         Plantiff:
                      Dixon  Financial  Services,  Ltd.

                      Vs.

                      Defendants:
                      Fidelity Transfer Company, Enrin Oil Exploration, Inc., Bill Knollenberg, Ron Bearden, R.F. Bearden Associates, Inc.,
                      James Chang, Nick H. Johnson, Riley L. Burnett, Jr., Johnson, Burnett & Chang, L. L. P., Greenberg, Peden, Siegmyer & Oshman, P.C., George Siegmyer and Hyperdynamics Corporation

     The  $3,000,000  suit  stems  from  the fact that in January of 2000, Dixon
Financial Services, Ltd. requested Fidelity Transfer, the Company's transfer agent, to transfer stock in restricted and certificate form under rule 144k and to send them unrestricted certificates that they could deposit into their account as free trading shares. Fidelity Transfer refused to transfer the shares even after Hyperdynamics directed them to. Fidelity transfer had been faxed a temporary restraining order which others claimed prevented Hyperdynamics from transferring the shares. Hyperydnamics hired legal counsel who expeditiously and forcefully showed the court that it should not be part of the TRO at all. Hyperdynamics was immediately released from the TRO. Kent Watts, President for Hyperdynamics, its corporate counsel, and additional counsel clearly directed Fidelity to transfer the shares. Other claims of the suit claims that other defendants acted as conspirator's who falsified documents and fraudulently obtained the temporary restraining order that initially caused the problem.

     Hyperdynamics has filed a cross-claim in this suit claiming that Fidelity acted willfully in their failure to transfer the stock when directed to do so and thus the Company's position is that because of their willful action, we will not indemnify them whatsoever. Counsel believes that the Company has done everything proper and prudent in this matter and believes its exposure should be minimal if any.

B. During the quarter a lawsuit was filed against the Company and is described as follows:

     Court  &  #:     The  Court  of  Chancery  of  the  State  of  Delaware
                      Civil  Action#  18811-NC

     Date  Filed:     April  9,  2001

     Parties:         Plantiff:  Wellington,  LLC.

                      Vs.

                      Hyperdynamics Corporation, Kent Watts, and Michael Watts

     Wellington LLC sued Hyperdynamics to make the Company start converting their preferred stock again after the Company stopped converting due to a breach of the selling provision as amended in the subscription document.

     On December 4, 2000 a letter was written by Kent Watts, President for the Company to Wellington LLC informing them that for the second time within a six month time frame that we believe that they had breached the selling provision contained in the subscription agreement documents. After the first breach the President wrote a similar letter and then negotiated an amendment to the selling provision dated September 25, 2000. The selling provision was placed in the document to protect the Company's market from being dumped on indiscriminately by the preferred shareholder, thereby protecting the value for all shareholders. The December 2000 letter further stated that "Under the circumstances, in order to protect all shareholder interests, it will not be possible for the Company to convert any more Series A Preferred stock for Wellington LLC until this supporting evidence can be provided and we can become reasonably comfortable that this breach has not occurred as it appears". Further investigation and information provided by Wellington clearly substantiated their second breach. At that time, two conversions had been sent in by Wellington, LLC. One on December 4, 2000 was a $35,000 conversion for 59,905 shares of HYPD common stock and another conversion for $40,000 for 63,000 shares. Based on the breach the Company started negotiations in good faith with Wellington LLC to try and determine a basis that the Company could protect the interests of all shareholders and again start converting again in the future. In that spirit of good faith, Wellington asked us to at least deliver 37,076 shares of the 122,905 shares converted in December. The Company delivered 37,076 shares at their request with the understanding that no additional shares would be delivered until a new arrangement securing the accountability of how they sell the shares could be reached. It appears now that the 37,076 delivered was to cover their short sale in the market. Further investigation of their trading practices back to the original dates that Wellington LLC started converting reveals that Wellington LLC was heavily shorting our stock possibly even before the financing deal was signed, as it appears. We are concerned that they have consequentially been selling unregistered securities since they were sold prior to being converted under the Company's SB2 registration and resulting in a scenario whereby they have driven our price down illegally and thus have already received more shares than they had coming to them for their investment.

     Hyperdynamics is in the process of either responding to their lawsuit or to work out a mutually agreeable arrangement to go forward. Depending on the further response of Wellington LLC, the Company is also investigating other options including the possibility of filing its own lawsuit against them. Depending on their response, this may be the only alternative the Company is reasonably left with.

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

     In March of 2001 we issued 100,000 shares of restricted common stock to Smith Commercial Contracting, Inc. in payment of the general contracting fee for the build-out at our new facility.



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


                                              ----------------------------------
Dated:  May  19,  2001                   By:  /s/  Kent  Watts
                                              Kent Watts, Chairman of the Board,
                                              Chief  Executive  Officer,
                                              and  Chief  Accounting  Officer