Form 10KSB
period 2001-06-30
HYPERDYNAMICS CORP
filed 2001-10-15
CIK 937136

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
[X] Annual Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934; For The Fiscal Year Ended: June 30, 2001

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

                                 (713) 353-9400
              (Registrant's telephone number, including area code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for the year ended June 30, 2001 were $426,601. The aggregate market value of Common Stock held by non-affiliates of the registrant at September 28, 2001, based upon the last reported sales prices on the OTCBB of
$0.90      was  $14,081,349.  As  of  September  21, 2001, there were 15,645,944
Shares  of  Common  Stock  outstanding.

TABLE  OF  CONTENTS

PART  I

Item  1    Business                                                            3
Item  2    Properties                                                          8
Item  3    Legal  Proceedings                                                  9
Item  4    Submission  of  Matters  to  a  Vote  of  Security  Holders         9

PART  II

Item 5     Market for Registrant's Common Equity and Related Stockholder
           Matters                                                            10
Item  6    Management's Discussion and Analysis of Financial Condition and
           Results  of  Operations                                            13
Item  7    Financial  Statements                                              17
Item  8    Changes in and Disagreements With Accountants in Accounting and
           Financial  Disclosure                                              17

PART  III

Item  9    Directors, Executive Officers, Promoters and Control Persons;
           Compliance with  Section  16(a)  of  The  Exchange  Act            18
Item  10   Executive  Compensation                                            20
Item  11   Security Ownership of Certain Beneficial Owners and Management     22
Item  12   Certain  Relationships  and  Related  Transactions                 24
Item  13   Exhibits  and  Reports  on  Form  8-K                              25

PART  I

Item  1     BUSINESS

Transition  and  move  to  first  Integrated  Technology  Center  (ITC)

We have made a transformation to our new business model this year. The shifting of our revenue base this year from a project orientation to a recurring revenue based service model has been dramatic and difficult. Management made difficult decisions during the year to stay focused on the move without cutting its strategic workforce dramatically even though revenues were significantly down from the previous year.

We experienced serious problems in the transition regarding the time it took for our mission critical fiber to be installed at the new facility. Hence, the Company had expected to move into the new facility originally no later than December 2000. Due to the delays we were not able to move into the new facility until March and effectively begin operations in April 2001. As of September 2001 it is safe to say that we are now settled into the new facility and are in the process of ramping up our revenues.

Our new facility is located within the highly secure Westwood Technology Center, which was designed around a small but scalable data center that contains an AT&T dedicated entrance facility switch at its core with redundant fiber. This point of presence (POP) gives us significant flexibility for supporting a wide range of integrated voice, video, and data applications and supports highly scalable bandwidth requirements. Other basic features of our first Integrated Technology Center (ITC) include significant security features, gas fire suppression, online UPS system, and a backup generator.

Our ITC withstood of negative effects from the City of Houston's 500-year flood in July with no downtime. After the attacks on the World Trade Center, our ITC provided an unbelievably clear illustration how to be prepared to provide redundancy. The facility is indeed our reflection of our new business model to provide integrated technology services based on a strong and flexible technical foundation.

Emergence  of  the  ITSP  business  model,  a  year  of  transition

During the year we closed our first three-year Hypersource (SM) contract with Eagle Wireless International. Hypersource is our brand and service mark of our bundled IT services. This contract specifies our duties to provide the mission critical Integrated Technology (IT) services for their Great Plains Accounting System. The contract provides a base amount for all the related services including hosting their mission critical applications on servers within our ITC. We also provide access to the application servers via a dedicated T-1 circuit between their home office and our ITC. Internet bandwidth is also provided across this same dedicated circuit. Additionally, as Eagle requires more users, our flexible Hypersource contract allows them to grow to 500 users and it is our responsibility to manage all the IT requirements for that growth in user base including upgrades to their server hardware as required. This contract is the prototype for Hypersource services. It is a clear reflection of how we can successfully provide a leveraged cost/benefit to our customers.

Other Hypersource contracts to date include our initial agreements with Premier Media Group (PMG) and MaxVu, Inc. Both of these agreements include hosting their mission critical applications inside our ITC.

Hyperdynamics is refining its Hypersource service offering and the way we market and sell this service. We have a growing base of long sales cycle Hypersource deals in our sales queue and expect to advance our recurring revenue based contracts substantially this coming year. While this part of our revenues is ramping up, we have also made progress towards vertically oriented ASP services and Special IT Services as discussed below. These strategies will help us to increase revenues much faster and cash flow our operations in the coming months.

Acquisition  of  SCS  Corporation

The Company implemented its acquisition strategy on May 31, 2001 by closing its acquisition of SCS Corporation. Management believes now that this acquisition was a critical and strategic transaction that has significantly strengthened us, giving us substantial vertical industry expertise in the area of Geophysical Data Management. This industry expertise coupled with the exclusive rights to the ONYX II tape to DVD-RAM conversion software developed over five years, immediately gives us diversification and competitive advantages. Neil Moore, President for SCS Corporation and Robert Bearnth, Vice President, have many years of experience in the Oil and Gas Exploration industry. Robert Bearnth is both a Geologist and Geophysicist and has worked for major oil companies including Exxon and Saudi-Aramco.

The acquisition of SCS Corporation leverages our investment in our ITC and infrastructure. The synergy between our companies has already helped us to have our first major conversion contract signed. The project includes conversion of approximately 70,000 tapes of geophysical data and film scanning, cataloguing of data, and delivery of DVD-RAM disks as well as transmission of the data to a foreign country over our telecommunications infrastructure. Without the ITC infrastructure, SCS would not have been so likely to close this contract.

Current  Focus  Direction  of  Business  Plan

Over the last five years, the technology industry has proven out and tested all manner of service delivery models. During that time, the client has assumed varying levels of risk, responsibility, and management of the IT processes.
Three models have risen to the top as the most cost-effective, performance enhancing, and results-focused:

-     The  outsource  of  Information  Technology  services  organization,
-     The  Internet  Service  Provider  (ISP)
-     And  the  Application  Service  Provider  (ASP).

HyperDynamics combines all three delivery models into a single, customer-directed delivery model that we named - the Integrated Technology Service Provider or ITSP(SM). By bringing together the power of the ITSP(SM) to the emerging growth and mid-market clients, HyperDynamics allows its customers yet another avenue of competitive advantage in their unique market places.

In years past larger companies have had the luxury of having extensive resources to implement and manage their information technology budgets. They have learned that the more efficiently they balance their IT investment with benefits, the more they can earn as a result of lowered expenses and increased productivity. As a rule, the smaller an organization becomes the less likely it is to be able to take cost effective advantage of the latest and best technology. Company's like ours, using the newest system management technology help remove the gap between small and large organizations. By acquiring technology-based companies in the primary defined areas of information technology, we provide a total cost effective and competent service acting as the IT department. As a result our customers derive the benefits from highly trained professionals in the IT field and only pay for the actual amount they need.

          Mission  Statement

          To be the premier integrated technology service provider (ITSP(SM)) that facilitates its client's ability to maximize their profitable business.

Hyperdynamics has a mission to be a premier integrated technology services provider (ITSP(SM)). Through its initial strategies, Hyperdynamics has begun to build its core IT knowledge base and infrastructure capability to position it to be a leader in the ITSP industry of the future. Our primary goal is to position ourselves to capture our share of what we perceive to be the largest potential recurring revenue base in history.

          Hyperdynamics has refined and continues to develop the best cost/beneficial Integrated Technology (IT) services. To maintain flexibility the Company has grouped its approach to IT services into four groupings.

          IT HOSTING services are provided to handle a company's complete end-to-end information technology and telecommunications requirements and literally become our client's Integrated Technology (IT) department by contractually providing our bundled Hypersource(SM) services. The low end of IT hosting spectrum has become known in our industry as simply managed services. We are continuing to develop our IT hosting infrastructure to allow us to professionally manage our client's centralized servers in a true data center environment. Based on our core IT hosting strategy, we offer much more than a commodity driven colocation service. The high quality of our professional IT management services provided is paramount to bringing true cost/benefit and financial leverage to our customers. Thus, Hyperdynamics is offering to become small businesses complete IT departments or segments of the IT department for larger organizations. These turn-key services generally take significantly longer sales cycles at this time. As our customers continue to go through the educational process of truly learning the benefits for this integrated service, this sales cycle will shorten considerably. As of right now, we approach every IT Hosting opportunity on a custom basis. As we continue to standardize our Hypersource offering, customers will see and understand benefits much more clearly and quickly in the months and years to come. At some point in the not to distant future, Hyperdynamics believes that the standard approach for companies to procure their IT services will be to purchase Hypersource(SM) services from their Integrated Technology Service Provider (ITSP(SM)).

          APPLICATION SERVICE PROVIDER (ASP) services are provided on a vertical industry and/or application specific basis. We believe that development as a true ASP with vertical industry expertise brings extensive value to our customers. IDC (a World Class Technology Research Firm - see www.idc.com) released findings recently published a study on October 2, 2001 where they announced that "Utilizing the services of an ASP positively impacts an organization's bottom line, according to the just-released findings of IDC's groundbreaking study,"The Financial Impact of Application Service Providers". This study reveals that ASP implementations tend to be an enormously beneficial investment with an average yield of 404%."

               In this report, their Key Findings as published by IDC on their website at www.idc.com/services/press/PR/SV100201pr.stm, were as follows:

                    "
                    - ASP implementations generated an average five-year ROI of 404%, and almost half of the organizations in the study had payback within six months.
                    - 44% of the organizations included in the study experienced an ROI greater than 100%, while 12% reported ROI returns of over 1,000%.

                    -    The  average payback for an ASP outsourced solution was
                         1.33 years on an average total investment of $4.2 million. The average initial investment was $399,000. "

          We are picking specific applications that we have significant industry expertise with and can support better than other companies in our field. We choose not to be an ASP for an application unless that application fits our general business offering or that application contributes to a vertical niche expertise. Thus we seek to differentiate ourselves from other IT service companies who do little more than simply provide applications. For example we support the Great Plains Software platform on the Microsoft SQLserver as an eEnterprise partner. We have developed specific technical expertise to support this broad-based business application platform using thin client technology. We are also setting up to be an ASP for a geophysical data-attribute interpretation-enhancement software program through one of SCS Corporation's strategic partners, Prime Geoscience Corporation (PGC). We have recently announced that we have an agreement with PGC to host their PrimeView(TM) application. We are planning to build an extensive processing server cluster for use by oil and gas exploration firms to use this application and others so they can buy time from Hyperdynamics to perform their seismic interpretation processes.

          SPECIALIZED IT SERVICES are provided specifically addressing the evolution of our clients IT systems to support the new ways of doing business such as business to business and business to consumer e-Commerce and Internet marketing. This area of service primarily includes Business Migration Services, Disaster Recovery Services, and Data Management Services. Hyperdynamics Corporation designs and implement transaction based mission critical eCommerce systems for its clients as well as complete enterprise level business systems such as Great Plains eEnterprise platform. On the eEnterprise platform we design complete systems and help companies migrate their entire business to this enterprise platform.

          We also offer companies, off-site backup for their data and customize disaster recovery plans so that companies minimize downtime if their primary source goes offline.

          With the acquisition of SCS Corporation, we have entered into the vertical market for Geophysical Data Management. We have now added a new specialized oil and gas exploration industry service to convert geophysical data off of old and deteriorating tape media over to new DVD-RAM. With our proprietary ONYXII conversion software, we are increasingly performing significant data conversion projects. We recently announced the completion of a project for a major oil company in which we converted 846 9-track tapes over to less than 1/2 of a DVD-RAM disk. Other projects for this service are lining up, and based on the significant demand to convert this valuable data off approximately 2 billion tapes worldwide, we expect substantial and rapid growth in this area of services.

          CONVENTIONAL IT services are provided on a highly flexible basis to help companies with existing IT infrastructures to plan, design, implement, and manage their own telecommunications, wide area networking, server and workstation systems, operating systems, and integrated software applications. Our clients dictate to which degree we get involved in any one or all of these defined areas of IT. This approach to IT services will ultimately be phased out as our IThosting Hypersource services continue to roll out.

Our  Central  Message  to  Customers

HyperDynamics enables you for tomorrow today. We do this through comprehensive IT services and applications hosting that maximize your business productivity. We deliver best of breed technology and rapid deployment methodologies to empower your business. At HyperDynamics, we're focused on today so you can focus on tomorrow.

The  State  of  Affairs  in  the  IT  services  industry

It has been a tough year for the IT services industry, especially for the large ASP business models. The stock market fundamentals have reflected a dramatic shift towards companies in this service industry that have learned how to cash flow their operations or are at least showing significant progress towards cash flowing their operations. Also, there must now be a reasonable management plan for beginning in some reasonable time frame to turn a profit, while showing the ability to do so on an ongoing basis. Consequentially, large ASP's with extensive data center assets have fallen out of grace with the financial markets. An example of this is Exodus Communications (NASDAQ:EXDS).

We believe the problem lies in an approach of trying to sell infrastructure basically as a commodity without wisely bundled IT services that are marketed and proven to be valuable to companies. The understanding of the typical IT services customer for the cost/benefit value of integrated services such as operating system administration, application administration, and network administration is lacking clarity. What is actually perceived as a valuable IT service that customers are willing to buy is changing gradually based on the continued advancement of technology and the educational process of learning the benefits of obtaining turn-key integrated services. Ultimately, many integrated services that are charged as a line item billing in today's market will wind up as a standard feature in the bundled service offerings of the future. The larger IT companies that cater to large fortune 500 type companies are usually over kill in both data center feature sets and the relative cost. Most small to medium sized companies would not be willing to pay the premium they must charge to be in their data center. Small companies don't need three (3) backup generators for example. Having one good one would make sense. There are still companies that just don't get the benefit of one generator, but they will ultimately conform or run the true risk of losing their business at some point. Thus, it is truly an evolving educational process to market the ITSP business model to companies over more conventional ways that they have obtained their IT services in the past.

In the most recent tragedy of the World Trade Center attacks, the concept of redundant offsite backups is being hammered home to business owners. This is part of the educational process necessary to have companies move to the ITSP model as a standard approach. Other requirements to successfully shift businesses away from internal IT departments and higher costs will be the smart bundling of cost effective services such as Hyperdynamics Hypersource(SM) services.

Employees  and  Independent  Contractors

The Company has sixteen full time employees. The Company uses independent contractors to minimize fixed overhead prior to the ramp-up of its first Integrated Technology Center (ITC). While utilization of independent contractors reduces the Company's gross profits in the interim, management believes that it ultimately minimizes its risk during its transition to the new IT hosting business model. Direct employment is expected to increase gradually, matching revenues with expenditures. No employees are represented by a union and the Company believes that its labor relations are good.

Alliance  Partnerships,  Key  Vendors  and  Technical  Certifications

In the past three years Hyperdynamics has positioned itself to successfully shift its primary revenue base more clearly to IT services while maintaining technical expertise to continue selling hardware and software components on a convention basis. To support this strategy we have enhanced or maintained certifications with Microsoft as a Microsoft Solution Provider, Great Plains Software as eEnterprise reseller, Intel Premier Partner, Citrix Systems Certified reseller, 3Com Network Systems Integrator, Xerox Peripherals reseller, Lightspeed Systems Reseller and Alliance Partner, MaxVu Streaming video alliance partner, Calsoft Alliance Partner, and Extreme Networks Premier VAR just to name a few. With its relationship with Intel, the Company has the capability to provide custom hardware solutions along with its IT hosting services. This capability provides a tighter integration for its services.

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

Item  2     PROPERTIES

Last year the Company signed a 10-year lease with AGB Westwood, LTD to lease its new facilities at the Westwood Technology Center, a 540,000 square foot development in Houston, Texas. After tremendous design efforts were put forth working with Moody Rambin Interests, Lamereaux and Associates-Architects, Day Brown Rice Engineering, and Smith Commercial Construction, build-out for Hyperdynamics first Integrated Technology Center (ITC) initiated on September 12, 2000. AGB Westwood, LTD is one of the largest Real Estate development partnerships that focus on picking selected properties around the country and retrofitting them into technology centers. Basic features expected upon the completion of Westwood Technology Center are redundant power sources from Reliant Energy with an Automatic Transfer Over (ATO) switching capability in case of a power outage. Additionally, power available to the facility is expected to hit 100 watts per square foot so as to support rapid growth for companies like Hyperdynamics.

The build-out by Smith Commercial Contracting was completed in December 2000. After undue delays in having our fiber installed, finally in March 2001, we began a major transition in our business model. This transition included the physical move from the old office, where the Company leased approximately 3,000 sq. ft. of commercial office space, to its new location of 17,807 sq. ft. of net rentable area (NRA). We built our first Integrated Technology Center (ITC) around a tier-1 data center with an AT&T point of presence located physically inside it. With this new facility, the Company now has the ability to provide class A bundled IT services that include hosting mission critical applications in its data center and can support high level redundancy with extensive bandwidth scalability.

Under the lease the company leased approximately 17,807 square feet NRA of space to be used initially for corporate offices, data center and integration center operations as well as marketing and sales for its new Hypersource(SM) services model. We also have begun to establish our technical training area and have several revenue based training sessions scheduled in the near future. In addition to this space we also have a right of first offer on an adjacent 15,000 sq. ft.

In the new facility, the data center component now provides the guts of the operations. It is the focal point for AT&T's redundant fiber co-location and has features such as FM200 fire suppression, N+1 redundant power with battery backups, backup electric generator, redundant air conditioning, 24 inch raised flooring, leak detection, and security system.

The more costly data center component part of our build-out was designed to be as modular as possible so we can more easily match up capital investment outlay with the closure of new Hypersource service revenue contracts.

Hyperdynamics paid the first and last months rent of the 60-month lease upon signing. Upon commencement of the lease the Company will receive a 6 month free rent period and then on the 7th month after commencement begin paying $20,774 per month or $14 per square foot. Should the Company not elect to cancel the lease, as is its right, beginning the 55th month of the lease the rate will change to $24,114 per month or $16.25 per square foot.

Item  3     LEGAL  PROCEEDINGS

Through arbitration proceedings the dispute between Charterbridge Financial Group, Inc. and us as reported in last years report was settled by the Company issuing 37,500 shares of restricted stock on December 1, 2000.

In June 2000, we were named as a defendant in a lawsuit styled Cherie Dunn v. Hyperdynamics Corporation, Cause No. 2000-27220, 80th Judicial District Court, Harris County, Texas. The plaintiff, Cherie Dunn, claimed that she was entitled to receive options to purchase up to 55,000 shares of our common stock, exercisable at $1.00 per share in connection with an employment agreement with us. The parties are in settlement discussions.

We  were  named as a defendant in a lawsuit styled Dixon Financial Services, LTD
v. Fidelity Transfer Company et al, Cause NO. 2001-06263, 215th Judicial District Court, Harris County, Texas.

The plaintiff claims $3,000,000 in damages related to interference with stock transfers.

We intend to vigorously defend ourselves. The lawsuit is in discovery. Counsel believes that the Company has done everything proper and prudent in this matter.

On April 9, 2001, we were named as a defendant in a lawsuit styled Wellington, LLC vs. Hyperdynamics Corporation et al. Civil Action# 18811-NC, The Court of Chancery of Delaware.

The Plaintiff claims that we did not carry out conversion of series A preferred stock to common stock.

We  intend  to  vigorously  defend  ourselves  in  this  matter.


Item  4     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

None

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

                    High Bid     Low Bid
FISCAL  2000
  First  Quarter      1.1250     0.6800
  Second  Quarter     5.0625     0.5000
  Third  Quarter      7.7500     3.6250
  Fourth  Quarter     4.7500     1.1875

FISCAL  2001
  First  Quarter      3.1875     0.8125
  Second  Quarter     1.9375     0.6250
  Third  Quarter      1.0000     0.4375
  Fourth  Quarter     0.8800     0.2500

On September 21, 2001, the last bid for the Common Stock as reported by the OTCBB was $0.74 per share. On September 21, 2001, there were 148 stockholders of record of the Common Stock.

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

Recent  Sales  of Unregistered Securities since July 2000 through September 2001

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

In August 2000 we issued a total of 75,000 warrants to purchase shares of common stock to the Money Circle for consulting. These warrants are immediately exercisable at an exercise price of $1.50 per share. The expiration date of these warrants is August 3, 2001. This was a private placement made in reliance on Section 4(2) of the Act.

In August 2000 we issued a total of 100,000 warrants to purchase shares of common stock to Carla Lattinelli for consulting. These warrants are immediately exercisable at an exercise price of $1.50 per share. The expiration date of these warrants has been extended to August 3, 2002. This was a private placement made in reliance on Section 4(2) of the Act.

In August 2000 we issued a total of 75,000 warrants to purchase shares of common stock to Darren-Anthony Lumar, Executive Vice President for the Company as an employment bonus. These warrants are immediately exercisable at an exercise price of $1.50 per share. The expiration date of these warrants is August 2, 2003. This was a private placement made in reliance on Section 4(2) of the Act.

In December 2000, 8,000 shares in total of section 144 restricted common stock were issued to 9 different employees as an employment bonus. This was a private placement made in reliance on Section 4(2) of the Act.

In January 2001, we issued a total of 60,000 options to purchase shares of common stock to Eagle Wireless International, Inc. pursuant to a consulting agreement. These options vest 30,000 in January 2002 and 30,000 in January 2003 as long as the minimum services associated with their Hypersource contract with the company is in full force and effect. The options have an exercise price of $1.50 per share. The expiration date of these options is January 1, 2004. This was a private placement made in reliance on Section 4(2) of the Act.

In March 2001, we issued 100,000 shares of section 144 restricted common stock pursuant to a Subscription Agreement, to Smith Commercial Contracting, Inc. as a general contractor fee for building our new Integrated Technology Center. This was a private placement made in reliance on Section 4(2) of the Act.

In July 2001, we issued 62,500 shares of section 144 restricted common stock to Ben J. Smith pursuant to a Subscription Agreement for a $25,000 cash capital contribution. At the same time we also issued 62,500 warrants to purchase section 144 common stock 31,250 shares at $1.00 per share and 31,250 shares at $2.00 per share. This was a private placement made in reliance on Section 4(2) of the Act.

In July 2001, we issued 50,000 shares of section 144 restricted common stock to James Brown pursuant to a Subscription Agreement for a $25,000 cash capital contribution. At the same time we also issued 50,000 warrants to purchase section 144 common stock 25,000 shares at $1.00 per share and 25,000 shares at $2.00 per share. This was a private placement made in reliance on Section 4(2) of the Act.

In July 2001, we issued 62,500 shares of section 144 restricted common stock to David L. Lindskog pursuant to a Subscription Agreement for a $25,000 cash capital contribution. We also issued 62,500 warrants to purchase section 144 common stock 31,250 shares at $1.00 per share and 31,250 shares at $2.00 per share. This was a private placement made in reliance on Section 4(2) of the Act.

In July 2001, we issued a total of 1,500,000 warrants to purchase shares of common stock to Robert J. Hill, Senior Vice President as additional officer compensation incentive. These warrants vest 300,000, immediately for services rendered as an officer in the fiscal year end June 30, 2001, 400,000 upon completion of employment through July 25, 2002, 400,000 upon completion of employment through July 25, 2003, and the final 400,000 upon completion of employment through July 25,2004. The warrants have an exercise price of $.40 per share. Any resulting shares from the exercise of the warrants are subject to strict selling provisions. The expiration date of these warrants are 3 years from vesting. This was a private placement made in reliance on Section 4(2) of the Act.

In July 2001, we issued a total of 1,500,000 warrants to purchase shares of common stock Harry James Briers, Vice President as additional officer compensation incentive. These warrants vest 300,000, immediately for services rendered as an officer in the fiscal year end June 30, 2001, 400,000 upon completion of employment through July 25, 2002, 400,000 upon completion of employment through July 25, 2003, and the final 400,000 upon completion of employment through July 25,2004. The warrants have an exercise price of $.40 per share. Any resulting shares from the exercise of the warrants are subject to strict selling provisions. The expiration date of these warrants are 3 years from vesting. This was a private placement made in reliance on Section 4(2) of the Act.

In July 2001, we issued a total of 1,500,000 warrants to purchase shares of common stock Darren-Anthony Lumar, Executive Vice President as additional officer compensation incentive. These warrants vest 300,000, immediately for services rendered as an officer in the fiscal year end June 30, 2001, 400,000 upon completion of employment through July 25, 2002, 400,000 upon completion of employment through July 25, 2003, and the final 400,000 upon completion of employment through July 25,2004. The warrants have an exercise price of $.40 per share. Any resulting shares from the exercise of the warrants are subject to strict selling provisions. The expiration date of these warrants are 3 years from vesting. This was a private placement made in reliance on Section 4(2) of the Act.

In July 2001, we issued a total of 1,500,000 warrants to purchase shares of common stock Kent P. Watts, President as additional officer compensation incentive. These warrants vest 300,000, immediately for services rendered as an officer in the fiscal year end June 30, 2001, 400,000 upon completion of employment through July 25, 2002, 400,000 upon completion of employment through July 25, 2003, and the final 400,000 upon completion of employment through July 25,2004. The warrants have an exercise price of $.40 per share. Any resulting shares from the exercise of the warrants are subject to strict selling provisions. The expiration date of these warrants are 3 years from vesting. This was a private placement made in reliance on Section 4(2) of the Act.

In August 2001, we issued 237,500 shares of section 144 restricted common stock to David L. Lindskog pursuant to a Subscription Agreement for a $95,000 cash capital contribution. We also issued 237,500 warrants to purchase section 144 common stock 118,750 shares at $1.00 per share and 118,750 shares at $2.00 per share. This was a private placement made in reliance on Section 4(2) of the Act.

In September 2001, we issued 7,538 shares of section 144 restricted common stock pursuant to a Subscription Agreement for services, to Engineered Protection Systems, Inc. as a partial payment for our data center security system in our new Integrated Technology Center installed in February 2001. This was a private placement made in reliance on Section 4(2) of the Act.

Item 6 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

              CAUTIONARY  STATEMENT ON FORWARD-LOOKING INFORMATION

The Company is including the following cautionary statement to make applicable and take advantage of the safe harbor provision of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on
behalf  of,  the  Company.   This  Annual  Report  on  Form  10-KSB  contains
forward-looking statements. Forward-looking statements include statements concerning plans, objectives, goals, strategies, expectations, future events or performance and underlying assumptions and other statements, which are other than statements of historical facts. Certain statements contained herein are forward-looking statements and, accordingly, involve risks and uncertainties, which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitations, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectations, beliefs or projections will result or be achieved or accomplished. In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in the view of the Company, could cause actual results to differ materially from those discussed in the forward-looking statements: the ability of the Company to respond to changes in the information system environment, competition, the availability of financing, and, if available, on terms and conditions acceptable to the Company, and the availability of personnel in the future. The Company has no obligations to update or revise these forward-looking statements to reflect future events.

The following discussion should be read in conjunction with the financial statements and notes thereto for the fiscal years ended June 30, 2001 and 2000.

General

The fiscal year end June 30, 2001 reflects the culmination of a major transition for us. In order to fulfill our vision to become the premier integrated technology service provider, it was imperative that we put a class A integrated technology service infrastructure in place. During the year we designed and built our first Integrated Technology Center (ITC). This facility reflects, in the truest sense, the vision and now actual capability we have to provide the quality Hypersource services for our client's IT needs. We moved our entire operation from the old location starting in February and have been getting settled in and implementing our technical capabilities within our data center in a direct and methodical manner since then. The implementation of the ITC (gradually bringing it online-while adding new customers) has been a development project itself. Management's goal is to have a proactively managed environment in place so that we can literally fix our clients problems before they negatively effect their business. There have been many technical design issues and decisions made to partner with technology companies such as AT&T, Intel, Lightspeed Systems, and Computer Associates for examples. Critical components from these companies have been implemented and we are now fully operational with respect to our monitoring systems, security systems, bandwidth management systems, and we have installed a Network Operating Center (NOC) within our facility. As a result we have 24/7 monitoring with automatic error alarms, trouble ticketing, and paging of our technical personnel all activated upon a defined potential negative event within our complete monitoring environment. As a result, we know as soon as a problem arises and we can fix it before it becomes too serious.

During this major transition to the ITC infrastructure, we also chose to shift our sales and marketing focus heavily towards building up our new and emerging recurring revenue and long-term project model. In doing so, we have left the old value-added reseller mentality, that stemmed from our origin, behind. This was a major shift in strategy and is one of the primary reasons, together with the total disruption of operations due to the move, for the decrease in revenues from the prior year. The Mattress Firm Project ended last year and based on the transition and focus to our new business model, our financials this year reflect a sharp reduction in sales.

In the last several months, we have learned that our new business model requires a more custom approach and has a longer lead-time to close a hosting or integrated technology service sale. We are working on standardizing our bundled IT service offerings and developing new and faster ways to sell our Hypersource services as we progress. Since we are not a typical Application Service Provider
(ASP), but have most of the same capabilities, we find it necessary to educate our clients on these important differences. We have observed many ASP's and co-location hotel operations sink heavy capital into huge data centers and find themselves in a highly competitive commodity driven market. Many of these type companies have failed miserably and almost every one of them experienced futile sales and marketing efforts. They were able to sell their product, but not enough of it and at a price that was economically feasible for success of their business model. In observance, there seemed to be no consideration to what the customer felt was a cost/benefit worth paying for, or at least the customers were not educated to the point of believing it. Incidences like flooding and the World Trade Center attacks have opened the eyes of many business managers and the educational process is occurring. More and more business owners and managers will recognize an ITSP like Hyperdynamics as being the best cost/benefit solution for protecting their ability to efficiently operate their business. Because of the obvious futile efforts of ASP's that had flawed business models with ineffective sales and marketing, we decided not to dump resources blindly into sales and marketing. Instead we have taken a careful, gradual, and creative approach towards finding our core revenues to effectively ramp our operations. It is also important to note however, that we had planned to raise additional resources to implement a full blown sales and marketing campaign by now. As discussed in the liquidity section below, we believe that the actions of the series A preferred shareholders, now under litigation, severely hampered our ability to effectively raise the minimum of an additional five million dollars ($5,000,000) of capital that we had planned on, partially to be allocated for our sales and marketing focus. Nonetheless, we have done what we could with what we have had to work with and management now has a four pronged attack on ramping up our revenues considerably beyond where they have ever been before.

First we are networking with all of our primary vendors, and business partners to find core account business. Second, we are formalizing this networking activity by creating bilateral strategic alliances with companies like Calsoft, Lightspeed Systems, MaxVu, Houston Community College, and others that all can use our infrastructure capabilities to support and/or sell their products and service their customers. Each of these relationships has helped to close small amounts of recurring business for us and we have forecasted significantly greater revenues as our relationships grow.

Thirdly, we are continuing to develop our vertical application platform expertise. We continue to support Great Plains Software as an eEnterprise partner and have significant expertise supporting this Microsoft SQL platform with thin client technology. We believe this fact will allow us to attract additional Great Plains based accounts in the future. We are also rapidly developing expertise with vertically oriented seismic data interpretation applications. For example, we recently announced an agreement for us to provide ASP hosting for Prime Geoscience Corporation's PrimeView(TM) software application. It is expected that this hosting will grow to hundreds of users.

Lastly, we have just implemented our acquisition strategy with the May 31, 2001 acquisition of SCS Corporation. SCS has proprietary software and vertical industry expertise in the geophysical data management market. This market is huge. We recognized the potential of being one of the only companies that can cost effectively convert old geophysical data off deteriorating tape media onto the new age optical DVD media. Since our acquisition we have given them the support necessary to complete their first data conversion project for a major oil company. Additionally SCS signed a contract, soon to be announced, for converting approximately 70,000 tapes on numerous different tape media over to DVD and to transmit this data to a foreign country using our telecommunications infrastructure. It is important to note that this contract would not have been possible without our new ITC infrastructure.

We must continue to refine our sales & marketing approach, continuing to focus on a heavier mix of higher contribution margin business as an IT service company. The acquisition strategy of the Company has now been initiated and we will actively look for profitable technology companies to acquire that can take advantage of our ITC infrastructure.

Results  of  Operations

     Revenues decreased to $426,601 for the year ended 2001, from $2,137,998 for 2000. The 80 % decrease was due to the transition the company underwent while building its first Integrated Technology Center (ITC) and moving to a new, more reliable and forecastable revenue model. The undue delays in installing our fiber optics exasperated the effects of our business downturn. Our ITC came on line in April 2001, five months later than planned. Comparatively, last year, The Mattress Firm was 71% of the FYE 2000 business and we did not replace this revenue with another Great Plains project during the transition.

     Cost of revenues decreased to $919,538 (215% of revenue) for the year ended 2001, from $1,962,150 (91.78% of revenue) for 2000. The reason for the significant decrease cost of sales is related directly to the decrease in related revenues and the reason cost of revenues is more than twice revenues reflects management's decision to keep core operational employees on staff and the increased operational costs of the new ITC during the downturn and transition. Management decided to maintain a minimum level of operational overhead so that employees could be trained and prepared to ramp revenues back up under the new business model for recurring revenue based IT service contracts. As a result, Cost of Revenues decreased only 53% compared to a decrease of 80% for the decrease in sales for the year. The reason that Cost of Revenues did not decrease proportionally due primarily to 1) the allocation of operational salaries of $355,220 that have been charged to cost of sales in 2001 compared to$327,540 in 2000. These salaries are a fixed component that has been added to Cost of Revenues during development and preparation for the Company's new business model that it is just now ramping up. Thus, even though the sales dramatically decreased, this fixed portion related to operational employee salaries actually increased. 2) a $91,396 write-off in obsolete inventory and shrinkage; and 3) an additional contract adjustment of $34,689 with Great Plains Software, our primary supplier for the Mattress Firm project completed in June of 2000. These amount to a total of $481,305. Taking this amount into account the decrease of cost of revenues would be proportional to the decrease in sales.

Selling, General and Administrative expenses increased to $2,315,421 (543% of revenue) for the year ended 2001, as compared to $669,485 (31.31% of revenue) for 2000. The parent company, Hyperdynamics' legal, accounting, and consulting expenses increased by $1,153,936. This increase was primarily a result of the accrual of the litigation support costs totaling $812,000 for the suit Hyperdynamics plans to pursue against preferred shareholders who breached their agreement with us. Legal, accounting, and consulting expenses also included settlements of disputes totaling $182,053 and $182,359 of fair value of options and warrants issued to non-employees pursuant to the definition of employee defined in FASB Interpretation #44 where previously we would have classified them as employees. Office rent increased by $144,499 for the year as a result of increased costs from the new ITC. The SG&A added from SCS Corporation is $47,015, which was non-existent in the financials last year. Management has considered this increase necessary to get prepared for the expected increase in activity resulting from its new Integrated Technology Center. Management expects selling, general, and administrative expenses to decrease significantly on a percentage of revenue basis as activity levels increase.

Net Loss. The net loss of the Company was $(2,809,183) for the year ended 2001, or ($0.21) per share, compared to $(616,048) or ($0.04) per share as restated for 2000. The net loss available to shareholders was $(2,911,971). This amount includes the deduction for preferred stock dividends.

The negative results are due to the substantial transition and resulting business downturn required to position the company for its new business model. Also Selling, General, and Administrative expenses have continued to increase at the same time in preparation for supporting the expected ramp up in new business. Management expects revenues and margins to dramatically increase in the coming periods based on its four-pronged marketing plan as discussed above. Liquidity and Capital Resources

At June 30, 2001 the Company's current ratio of current assets to current liabilities was .62. This compares to 6.16 for 2000. This decrease reflects the funding of cash deficits resulting from operating losses during this year of transition and highlights why it is management's priority focus to cash flow the company from operations as quickly as possible. It is critical as discussed hereunder that the Company obtain additional working capital so that it can continue to meet current cash obligations as it continues to generate more and more cash from operations.

We have been operating with a cash deficit this entire last year and have been running out of cash resources with an artificially weakened market. As a public company, the health of our market is paramount to be able to raise critical working capital and bridge capital. During tough times such as this year, our only source for obtaining critical capital historically has been through direct and indirect efforts and consulting provided by Michael Watts, the brother of the Chairman, CEO, and President. In May of 2001, the Company was running very tight on cash with dwindling market and a stock price of 27 cents per share. Under the most difficult of circumstances, Michael Watts structured the acquisition of SCS Corporation in such a way that he could justify his successful continuance of supporting the Company with its necessary cash requirements. Thus, the acquisition of SCS Corporation was structured with a critical necessity to make it possible for the Company to raise bridge capital through the efforts of Michael Watts. To date, no other firm except those recruited by the efforts of Michael Watts have brought any true financing options to us, much less made us a true offer to raise our bridge capital and working capital necessary to get the Company to a point of cash flowing from operations.

As a direct result of the closing of the SCS acquisition on May 31, 2001, Michael Watts has been directly and indirectly facilitating and has been responsible for cash contributions to the Company of $312,000. Without these critical funds, the Company would have not been able to meet its current obligations in recent months.

Now, based on a significant tape conversion contract recently signed by our new subsidiary, SCS Corporation, and other sales forecasted, management expects to cash flow from operations on an ongoing monthly basis by February 2002.

On September 28, 2001, also resulting from the consulting work of Michael Watts, the Company signed a stock subscription agreement to sell up to $750,000 on a best efforts basis, of our restricted 144 common stock to IC Investments LTD at $.50 per share. Our first traunch of this additional working capital is currently due and payable as of October 12, 2001.

The Company could obtain additional capital upon the exercise of previously issued in the money outstanding warrants and options for common stock.

The Company has long-term debt of $81,292 financing certain electrical equipment in its data center. We also have a contingent $700,000 note payable that is only payable with 50% of the profits of SCS Corporation. We have the right to pay this note off using common stock. The Company does not plan on using significant debt financing except for the possibility of financing income-producing assets in the future.

The Company maintains a CD in the amount of $436,000 which secures the lease at Westwood with a Letter of Credit arrangement. This CD is released at a rate of 15% in year one, then 20% a year for the next three years, then 25% in year five of the lease. The first release of this collateral will occur in November 2001.

Factors  affecting  future  results  and  conclusions  of  management

This past year we designed, built and moved into our first Integrated Technology Center (ITC) while shifting our business model heavily towards building a strong recurring revenue base for IT services and long-term projects. We have been gradually and deliberately progressing since April 2001. We must continue to refine our sales and marketing strategies within our four-pronged attack as discussed above. The degree that we are successful in profitably implementing our first new ITC and the speed that we also are able to begin selling out its capacity and to cash flow from operations, will determine how quickly we will benefit from showing positive results from operations. This must remain the primary focus of management.

This year we must continue to increase our recurring revenue base by closing recurring revenue service contracts, raise additional capital to start building ITC 2 and 3 in other cities, as discussed above, and begin making some core acquisitions of successful IT services companies to combine with our ITC strategy. These are the goals established by management for the fiscal year ending June 30, 2002.

Item  7     FINANCIAL  STATEMENTS

The information required hereunder is included in this report as set forth in the "Index to Financial Statements on page F-1.

Item 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

PART  III

Item  9     DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
            COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT

Executive  Officers  and  Directors

The following table sets forth the names and positions of each of the executive officers and directors of the Company.

        Name                         Position                         Age
     Kent Watts         Director,  Chief  Executive  Officer,         43
                        and  Chief  Financial  Officer

     Robert J. Hill     Director,  Senior  Vice  President            47

     Harry J. Briers    Director,  Vice  President  -  Operations     38
                        Chief  Operating  Officer

     Darren-Anthony
     Lumar              Executive  Vice  President                    31

     Lewis Ball         Secretary                                     70

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

     Kent Watts, age 43, became Chairman of the Board of Directors and was named the Company's President and Chief Executive Officer on June 4, 1997. He has served as a Director and Chief Financial Officer since January 17, 1997, and as Chief Information Officer until July 2000. Mr. Watts has been a certified public accountant in Texas since 1985 and a licensed real estate broker since 1979. He received a Bachelor of Business Administration Degree from the University of Houston in 1983. Mr. Watts founded MicroData Systems, Inc., a subsidiary of the Company, in 1988 and has been MicroData's CEO until he became President and Chief Executive Officer of Hyperdynamics Corporation. He has extensive experience working with management information systems. Mr. Watts has been involved in the design, implementation and management of heterogeneous, multiprotocol networks. He has substantial technical experience with a variety of operating systems, relational databases, and client-server based software applications. He brings to the Company an interesting blend of business and technical experience. Mr. Watts is the primary technical designer of the Company's first Integrated Technology Center (ITC) and author of the Company's ITSP business plan and evolving business model.

     Robert J. Hill, age 47, served as the Chief Operating Officer of the Company from June 1996 until June 1997. In July, 1997, Mr. Hill was appointed vice-president of the Company. Mr. Hill currently serves the Company in the capacity as a Director and Senior Vice President. Before joining the Company, Mr. Hill served for two years as vice president of Hudson Trinity Incorporated, a privately held Internet Service Provider and network engineering company that also contracted senior network engineers to Loral Space Systems, Inc., the principal civilian contractor for the design, development and installation of NASA's new manned space flight control center. Previously, Mr. Hill served for three years as Acquisition Manager for Loral Space Systems, Inc. Mr. Hill has earned an MBA degree from South Eastern Institute of Technology and a BA degree from the State University of New York at Potsdam.

     Harry  James  Briers,  age 38, has been a Director since March 2, 2000. Mr.
Briers was also elected as Vice President of Operations for Hyperdynamics Corporation. He served as the Director of Integrated Information Systems when he joined the company in May of 1998 and named the Chief Operating Officer in July 1998. He was named President of Ithost.net Corporation (wholly owned subsidiary) in May of 1999. He is now serving in the capacity as a Vice President and is the Company's Chief Technology Officer (CTO). From 1988 until May of 1998, Mr.
Briers owned and operated Perfect Solutions, a software consulting firm in Houston, Texas. Prior to that, he founded and operated Perfect Solutions, an office automation systems provider, for over ten years. He has extensive experience in the selling and implementation of mission critical software applications. Prior work experience included consulting for Ernst and Young in their Entrepreneurial Services Group. Harry has BS in Accounting and a MBA from the University of Houston - Clear Lake.

     Darren-Anthony Lumar, age 31, became Executive Vice President of Hyperdynamics Corporation on November 2, 2000. Lumar has a wealth of experience in investor relations, capital formation, relationship management, and due diligence compliance. As Vice President of Capital Acquisition for First Financial Services, LLC, Lumar successfully managed to secure financing of over $30,000,000. Lumar also served as Vice President of Capital Management for the Economic Planning and Development Council. Lumar assisted in establishing financial management standards and practices for new venture start-ups as well as emerging growth companies. Most recently as President of Lumar Worldwide Consulting, Lumar assisted small to mid-sized companies in developing relationships necessary for proper capital formation and core business development. Mr. Lumar received a degree in Economics and a Masters of Business Administration from the University of Devonshire (London, England). Lumar is a member of the following organizations: American Bar Association, Christian Business Leaders of America, Fellowship of Christian Athletes, and Kappa Alpha Psi Fraternity American Management Association International Investor Relations Society (London, England). Lumar is also an active and a proud member of Quail Valley Church in Stafford TX.

     Lewis E. Ball, age 70, has served as the secretary of the Company since 1997 and as the Chief Financial Officer from June 1996 to January 1997. Mr. Lewis has been a financial consultant to a number of companies since 1993. Mr. Ball has served as a director of JVWeb, Inc. since 1997 and as secretary and treasurer of JVWeb, Inc. since 1998. Mr. Ball has many years of industry experience as a Chief Financial Officer with Stevenson Services, Inc. and Richmond Tank Car Company (from 1983 to 1993). Mr. Ball is a Certified Public Accountant and a Certified Management Accountant. Mr. Ball has a B.B.A. in Finance from the University of Texas, and he did post-graduate work in accounting at the University of Houston.

Item  10     EXECUTIVE  COMPENSATION

The following table reflects all forms of compensation for services to the Company for the fiscal years ended June 30, 1999, 2000 and 2001 of the executive officers of the Company. No executive officer of the Company received compensation that exceeded $100,000 during 2001.

SUMMARY  COMPENSATION  TABLE

                              SUMMARY COMPENSATION TABLE

                             ANNUAL COMPENSATION             LONG TERM COMPENSATION

                                                              AWARDS        PAYOUTS

                                                                  SECURITIES
                                              OTHER               UNDERLYING            ALL
                                              ANNUAL  RESTRICTED   OPTIONS             OTHER
                                              COMPE-    STOCK        SARS       LTIP   COMPEN-
NAME AND PRINCIPLE           SALARY   BONUS  NSATION   AWARDS                 PAYOUTS  SATION
     POSITION         YEAR     $        $       $        $            #          $       $
Kent Watts (1)
     Chief Executive  2001  100,000  $  -0-  $   -0-  $      -0-       -0-    $   -0-  $   -0-
     Officer and      2000  100,000     -0-      -0-         -0-    15,000        -0-      -0-
     Chief Financial  1999   84,000     -0-      -0-         -0-       -0-        -0-      -0-
     Officer

Chief  Executive  Officer  Compensation

(1) On July 21, 1999, the Board of Directors of Hyperdynamics Corp. unanimously agreed to the terms of a "Executive Employment Agreement" for Kent Watts. The Agreement was duly executed on July 21, 1999 which establishes Mr. Watts as the Company's President, Chief Executive Officer (CEO), and Chief Financial Officer (CFO). In the agreement it is noted that the Company intends to hire a new CFO at the time the board deems it to be beneficial to the Company. At that time, Mr. Watts will continue his responsibilities as President and CEO while relinquishing his duty as CFO. As of September 21, 2001 Mr. Watts is still acting as the CFO for the Company. The contract allows for a base salary of $100,000 annually with a performance based incentive salary based on 5% of adjusted net income, up to an additional $100,000 in salary. Therefore, maximum salary under the Agreement is $200,000 annually. Additionally, Mr. Watts will receive 7,000 options with a strike price of $1.00 per share for unrestricted common stock for each $1,000,000 of revenue generated in fiscal year end June 30, 2000, by the Company, in excess of the revenues reported for the fiscal year end June 30, 1999. This agreement has been informally renewed on a year by year basis under the same terms.


     No options were granted to Mr. Watts during the fiscal year ended June 30, 2001.

                 AGGREGATED OPTIONS EXERCISES IN LAST FISCAL YEAR
                         AND FISCAL YEAR END OPTION VALUES

                                                   NUMBER OF         VALUE OF
                                                  UNEXERCISED     UNEXERCISED IN
                            SHARES                 SECURITIES        THE MONEY
                            AQUIRED     VALUE      UNDERLYING    OPTIONS AT FISCAL
NAME                      ON EXERCISE  REALIZED  OPTIONS AT FYE      YEAR END
Kent P. Watts (1)                   0         0          15,000                  0
CEO and
Chief Financial Officer

(1) Mr. Watts did not exercise any options. None of Mr. Watts's options were in the money at fiscal year end.

Director  Compensation

There were no options or other compensation granted by the board for services rendered during the FYE 2001. There have been no director meeting expense reimbursements for 2001 and 2000.

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

Options to purchase 1,620,000 shares of registered common stock have been approved under the Plan. Such options will vest over a five-year or other negotiated period and will have a strike at a price set at the time of grant and based on the then current market value of the stock. The President of the Company has the authority as given by the Board of Directors to negotiate stock option agreements with corporate consultants as well. As of September 21, 2001, options to purchase 1,619,560 shares have been granted under this plan and 1,331,295 of these have been exercised. This leaves 288,265 shares granted under employment or consulting agreements but not yet to be exercised and 440 shares left to be granted pursuant to employment or consulting agreements. This is a total of 288,705 shares available under the plan not yet issued.

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

Item  11     SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS AND MANAGEMENT

The following table sets forth certain information at September 21, 2001, with respect to the beneficial ownership of shares of Common Stock by (1) each person who owns beneficially more than 5% of the outstanding shares of Common Stock,
(2)  each director of the Company, (3) each executive officer of the Company and
(4)  all  executive  officers  and  directors  of  the  Company  as  a  group.

NAME AND ADDRESS OF BENEFICIAL OWNER                   SHARES BENEFICIALLY OWNED
                                                            Number       Percent
KENT  WATTS
9700  BISSONNET,
SUITE  1700
HOUSTON,  TEXAS  77036                                   21,515,185(1)     57.7%

ROBERT  J.  HILL
9700  BISSONNET,
SUITE  1700
HOUSTON, TEXAS 77036                                       400,455 (2)      1.1%

HARRY  JAMES  BRIERS
9700  BISSONNET,
SUITE  1700
HOUSTON,  TEXAS  77036                                     413,000 (3)      1.1%

DARREN-ANTHONY  LUMAR
9700  BISSONNET,
SUITE  1700
HOUSTON, TEXAS 77036                                        375,000(4)      1.0%

LEWIS  E.  BALL
2656  SOUTH  LOOP  WEST
SUITE  103
HOUSTON,  TEXAS  77054                                       42,060(5)      0.1%

ERNEST  M.  WATTS
9700  BISSONNET
SUITE  1700
HOUSTON, TEXAS 77036                                     20,185,185(6)     54.1%

DJX  LTD.
4438  WEST  10TH  AVENUE
VANCOUVER, BC V6R4R8                                     20,185,185(7)     54.1%

ALL DIRECTORS AND EXECUTIVE OFFICERS AS A GROUP
(5 PERSONS PLUS DJX SHARES)                              22,758,200(8)     61.0%

(1) This amount includes 1,015,000 shares held in certificates, options to purchase 5,000 shares at $2.00 per share and options to purchase 10,000 shares at $3.00 per share, and 300,000 shares at $.40; and 20,185,185 shares attributable to Kent P. Watts based on his relationship with his father who votes the shares of DJX Ltd.

(2) This amount includes 3-year options to purchase 87,455 shares of the common stock of the company for a strike price of $1.25, 3,000 shares at $2.00, 10,000 shares at $3.00 per share, and 300,000 shares at $.40.

(3) This amount includes currently exercisable options to purchase 3,000 shares at $2.00, 10,000 shares at $3.00 per share, and 300,000 shares at $.40. (4)
     This amount includes options to purchase 300,000 shares at $.40 each and 75,000 shares at $1.50 per share.

(5) This amount includes currently exercisable options to purchase up to 8,760 shares of common stock of the Company at an exercise price of $.75 per share, currently exercisable options to purchase up to 33,300 shares of common stock of the Company at an exercise price of $1.25 per share.

(6) Ernest Watts, the father of Kent P. Watts, Chairman, CEO and President is the control person of DJX Ltd. Thus 20,185,185 shares as discussed below are attributable to him.

(7) On May 31, 2001 a stock exchange agreement was completed to acquire SCS Corporation as a wholly owned subsidiary of the Company. The Company issued 2,725 shares of Series B Preferred Stock to pay for the acquisition. Each share of Series B Preferred Stock carries a $1,000 per share face value and is convertible by written request into common stock at the lesser of $0.135 per share or 50% of the closing bid price on conversion. On September 25, 2001 the closing bid price was $.73 per share. Thus if 100% of this series B Preferred was converted at the lesser $.135 amount per share, the shares common stock shares issued would be 20,185,185. This presentation is prepared as if full conversion has occurred. DJX Ltd. is a foreign corporation with the shareholders being the grand children of Ernest M.Watts, the father of Kent P. Watts, the Chairman, CEO, and President for our Company. Two of the grand children are the minor children of Kent P. Watts. Their voting rights in DJX Ltd. stock, are exercised by Ernest M. Watts.

(8) Based on 6 above, the shares for DJX Ltd. are a related party to Kent P. Watts, Chairman and thus are added to the total shares for all Directors and Executive Officers as a group.

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

Michael Watts, the brother of Kent Watts, was retained by us originally in April 1996 as a consultant. We granted 275,000 stock options to Michael Watts. Our Board of Directors renewed the consulting agreement with Michael Watts through March 2000. In December 1997, we amended the original consulting agreement to include a total of 375,000 currently exercisable options which were exercisable as follows: 1/3 of which are exercisable at a strike price of $.625 per share; 1/3 of which are exercisable at a strike price of $1.00 per share; and 1/3 of which are exercisable at a strike price of $1.375 per share. All of these options expired on June 30, 2000. In April 1999, we granted Michael Watts an additional 350,000 options exercisable at a strike price of $.50 per share that expire in March 2001, pursuant to the consulting agreement. On January 10, 2001 a new consulting agreement was signed with Michael Watts and he was paid a $75,000 retainer to be applied against services to be rendered. Part of this agreement was specifically to consult with respect to public relations issues on behalf of the Company in relation to interactions with broker-dealers, large shareholders, and preferred shareholders.

Since this agreement with Michael Watts has been signed he has facilitated and successfully helped to attract numerous private investors to purchase all the shares of the Company's common stock owned by Emerald Bay Interest LTD and related parties. Secondly, he successfully structured the acquisition for SCS Corporation (SCS) as disclosed in the Company's 8K filing on June 15, 2001 so that the Company could both consummate the acquisition and be in a workable position to raise its much needed working capital. As discussed in the Company's March 31, 2001 10QSB management believed that it needed an additional $750,000 of working capital to help it reach its goal of cash flowing from operations and positioning itself to turn profitable.

As a direct result of the closing of the SCS acquisition on May31, 2001, Michael Watts has been directly and indirectly facilitating and has been responsible for cash contributions to the Company of $312,000. On July 25, 2001 the board of directors granted Michael Watts 125,000 options at a price of $.80 cents per share as additional compensation for the consulting agreement. Of all the 850,000 options Michael Watts has received for consulting compensation since April of 1996 he has exercised 783,750 options as of September 22, 2001. On that date he held 66,250 options exercisable at a strike price of $.80 per share. On September 28, 2001, Mike Watts facilitated the execution of a subscription agreement to raise us an additional $750,000 in working capital.

During 1997, we sold a convertible promissory note to Emerald Bay Interests LTD for $350,000. The interest rate on the note was 10% and had a maturity date in November 1997. At that time we were unable to pay off the note. In January 1998, Emerald Bay Interests LTD agreed to convert the note into 5,833,333 shares of our common stock. This resulted in Emerald Bay Interests LTD becoming a control person of us. According to the Company's stock transfer records to date, they have completely sold their interest and are no longer a shareholder.

In September 1999, we sold 100% of the equity of our then wholly-owned subsidiary, Wired and Wireless Corporation, to Ted W. Tarver, one of our then-directors who resigned as our director in connection with the sale of Wired & Wireless to him. We had concluded that Wired & Wireless no longer fit into our business strategy. The consideration we received for this transaction was a revenue sharing agreement that provides that we will receive, after the effective date of the sale, 7% of the gross revenues of Wired & Wireless for the first $714,286 of its revenue, 5% of its next $1,000,000 in revenue, and 3% of its revenues thereafter. The revenue sharing agreement further provides that in the event a third party acquires or merges with Wired and Wireless we will receive 10% of the proceeds from such a transaction. The Wired and Wireless subsidiary's asset value represented approximately 17.9% of the consolidated assets at September 30, 1999. We had a loss of $184,546 for fiscal year end June 30, 1999 of which approximately 15%, or $27,625, was attributable Wired and Wireless. The terms of the sale of Wired and Wireless Corporation to Mr. Tarver were the result of negotiations between the parties, however no appraisal was done. All of the disinterested directors voted in favor of the sale. In the winter of 1999, Mr. Tarver was the victim of a serious hunting accident in which he lived but almost lost his leg. He has had a long convalescence and the Company has not produced under the revenue sharing agreement since. Thus, we do not expect any future results from the Revenue Sharing Agreement.

In September 2000 a non interest bearing Note was signed with then director, Bobby P. Lewis for fifteen thousand dollars ($15,000). The note was based on advances for expenses to be presented and accepted by management. The Note was originally due on September 21, 2001 but has been extended until March 31, 2002.

In December 2000 a non interest bearing Note was signed with the Executive Vice President, Darren-Anthony Lumar for eight thousand dollars ($8,000). The note was originally due on April 15, 2001. It has been extended until March 31, 2002.

On May 31, 2001 a Stock Exchange Agreement was executed by and among our Company, DJX Ltd., a Belize corporation ("DJX") being the sole stockholder of all capital stock of SCS Corporation, a Delaware corporation ("SCS") and J. Hamilton, being a control person of DJX and SCS. DJX Ltd., a Belize company has now obtained a controlling interest in our Company through the receipt of 2,725 shares of series B preferred stock. Each share of series B preferred stock has the equivalent voting rights of 7,408 shares of common stock and the rights to receive notice and vote on any matters that common stock shareholders can vote on. Thus, DJX, Ltd. has 20,186,800 votes with the total common stock outstanding September 28, 2001 of 15,645,944 shares. This is 56.3% of the outstanding voting rights. DJX Ltd. is a foreign corporation with the shareholders being the grand children of Ernest M. Watts, the father of Kent P. Watts, the Chairman, CEO, and President for our Company. Two of the grand children are the minor children of Kent P. Watts. Their voting rights in DJX Ltd. stock, are exercised by Ernest M. Watts.

Item  13     EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (A)  EXHIBITS

          The following exhibits are filed with this Annual Report or are incorporated herein by reference:

          Exhibit Number      Description
               21.1       Subsidiaries  of  Registrant

     (B)  REPORTS  ON  FORM  8-K

     The company filed an 8-K on June 15, 2001 reporting Item 1. Change in Control Registrant

     The company filed an 8-K on June 15, 2001 reporting Item 2. Acquisition of Disposition of Assets

     The company filed an 8-K on August 15, 2001 reporting Item 7. Financial Statements and Exhibits

     The company filed an 8-K on September 4, 2001 reporting Item 6. Resignation of Registrant's Director

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day of October 2001.

                                  HyperDynamics  Corporation

                                  By:  /s/  Kent Watts
                                  --------------------
                                  Kent Watts, Chairman of the Board,
                                  Chief Executive Officer, and Chief Financial
                                  Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons in the capacities and on the dates indicated:

Signature              Title                                Date
/s/  Kent Watts        Chairman of the Board,
---------------------  Chief Executive Officer and
Kent Watts             Chief Financial Officer              October 12, 2001

/s/  Robert Hill
---------------------
Robert Hill            Director                             October 12, 2001

/s/  Harry J. Briers
---------------------
Harry J. Briers        Director                             October 12, 2001

                            HYPERDYNAMICS CORPORATION
                          Audited Financial Statements
                          Index To Financial Statements

                                                                            PAGE
Independent  Auditor's  Report                                               F-2
Consolidated  Balance  Sheet  as  of  June  30,  2001                        F-3
Consolidated Statements of Income for the years ended June 30, 2001 and
  2000                                                                       F-4
Consolidated  Statements  of  Changes  in  Stockholders'  Equity
  for  the  years  ended  June  30,  2001  and  2000                         F-5
Consolidated  Statement of Cash Flows for the years ended June 30, 2001
  and 2000                                                                   F-7
Notes  to  Financial  Statements                                             F-9

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
  HyperDynamics  Corporation
  Houston,  Texas

We have audited the accompanying consolidated balance sheet of HyperDynamics Corporation (a Delaware corporation) and subsidiaries as of June 30, 2001, and the related consolidated statements of income, stockholders' equity, and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HyperDynamics Corporation as of June 30, 2001, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.


MALONE  AND  BAILEY,  PLLC
Houston,  Texas

September  12,  2001,  except  for  Note  15,
 which  is  dated  October  12,  2001

                            HYPERDYNAMICS CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                  June 30, 2001


                         ASSETS
Current Assets
  Cash                                                       $    34,265
  Restricted certificate of deposit                               65,445
  Accounts receivable, net of allowance for
    doubtful accounts of $6,000                                   30,687
  Inventory                                                       46,178
  Stock subscription receivable                                   95,000
  Advances to officers and directors                              26,233
  Other current assets                                            21,994
                                                             ------------
    Total Current Assets                                         319,802

Property and equipment, net of accumulated
   depreciation of $113,682                                      835,683
Other Assets
  Restricted certificate of deposit                              370,855
  Customer list, net of accumulated amortization of $47,423       19,167
  Deposits                                                        23,432
                                                             ------------
      TOTAL ASSETS                                           $ 1,568,939
                                                             ============

      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Current portion of installment debt                        $    17,685
  Accounts payable and accrued expenses                          359,102
  Lawsuit costs payable in stock                                 886,240
  Dividends payable                                              130,800
  Dividends payable to related party                               9,083
                                                             ------------
    Total Current Liabilities                                  1,402,910
Long-term portion of installment debt                             81,292
                                                             ------------
      TOTAL LIABILITIES                                        1,484,202
                                                             ------------
Stockholders' Equity
  Convertible preferred stock, par value $.001;
    stated value $1,000; 20,000,000 authorized;
    Series A - 1,945 shares issued and outstanding                     2
    Series B - 2,725 shares issued and outstanding                     3
  Common Stock, par value $.001; 50,000,000 shares
    authorized; 14,371,945 shares issued and outstanding          14,372
  Additional paid in capital                                   5,034,200
  Retained deficit                                            (4,963,840)
                                                             ------------
        -----------
    Total Stockholders' Equity                                    84,737
                                                             ------------
        -----------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $ 1,568,939
                                                             ============

                 See accompanying summary of accounting policies
                        and notes to financial statements

                            HYPERDYNAMICS CORPORATION
                         CONSOLIDATED INCOME STATEMENTS
                   For the Years Ended June 30, 2001 and 2000


                                                  2001          2000
                                              ------------  ------------
Revenues                                      $   426,601   $ 2,137,998
Cost of Revenues                                  919,538     1,962,150
                                              ------------  ------------
      GROSS MARGIN                              ( 492,937)      175,848
                                              ------------  ------------
Operating Expenses
  Selling                                         126,511       196,595
  General and administration                    1,072,714       472,890
  Litigation costs payable in stock               994,052
  Startup costs for ITHost.net                                  170,284
  Depreciation and amortization                   122,144        47,221
                                              ------------  ------------
    Total Operating Expenses                    2,315,421       886,990
                                              ------------  ------------
      OPERATING (LOSS)                         (2,808,358)    ( 711,142)
                                              ------------  ------------
Other Income (Expense)
  Revenue sharing income                                         18,162
  (Loss) on retirement of assets               (   20,149)    (  12,316)
  Gain on sale of revenue sharing agreement         3,500        21,000
  Impairment loss on revenue interest
    - Wired and Wireless                                      ( 104,998)
    - Sierra-Net                               (   32,365)
  Interest (expense)                           (    3,549)
  Interest income                                  75,495        46,749
  Other expense                                (   23,757)
                                              ------------  ------------
    Total Other (Expense)                      (      825)    (  31,403)
                                              ------------  ------------
      LOSS FROM CONTINUING OPERATIONS          (2,809,183)    ( 742,545)

(Loss) from discontinued operations,
   net of income tax benefit of $0                            (     568)
Gain on sale of discontinued operations,
   net of income tax benefit of $0                              127,065
                                              ------------  ------------
      NET LOSS                                 (2,809,183)    ( 616,048)
      Preferred dividend requirement           (  102,788)    (  50,084)
                                              ------------  ------------

NET LOSS CHARGEABLE TO COMMON SHAREHOLDERS    $(2,911,971)  $ ( 666,132)
                                              ============  ============

Income (loss) per common share
  Continuing operations                       $ (     .21)  $ (     .05)
  Discontinued operations                                   $       .01
Weighted average shares outstanding            13,655,960    12,609,770

                 See accompanying summary of accounting policies
                        and notes to financial statements

                                HYPERDYNAMICS CORPORATION
                CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                        For the Years Ended June 30, 2001 and 2000


                                          Preferred    Preferred      Common      Common
                                            Shares      Amount        Shares      Amount
                                          ----------  -----------  ------------  --------
Balances, June 30, 1999                                             12,409,503   $12,409

  Common stock issued for cash                                         428,000       428
  Cashless exercise of options                                          27,600        28

  Issuance of stock options and warrants

  Repurchase and cancellation of common
    stock purchased on the open market                               (  68,500)   (   69)

  Sale of convertible Preferred
    Stock Series A, net                       3,000   $        3

  Preferred stock dividends

  Conversion of preferred stock
    to common stock                          (  440)        (  0)                    223

  Payment of preferred stock dividends
    in common shares                                                     2,676         3

Net loss
                                          ----------  -----------  ------------  --------

Balances, June 30, 2000                       2,560            3    13,021,820    13,022

  Common stock issued for
    - cash                                                             175,000       175
    - exercise of options                                               37,638        38
    - services                                                         171,038       171
    - stock subscription                                               237,500       238

  Issuance of stock options and warrants

  Repurchase and cancellation of common
    stock purchased on the open market                             (     2,500)   (    3)

  Issuance of convertible Preferred
    Stock Series B to related party in
    connection with the acquisition of
    SCS Corporation                           2,725            3

  Preferred stock dividends

  Conversion of preferred stock
    to common stock                          (  615)          (1)      721,449       721

  Payment of preferred stock dividends
    in common shares                                                    10,000        10

Net loss
                                          ----------  -----------  ------------  --------

Balances, June 30, 2001                       4,670   $        5    14,371,945   $14,372
                                          ==========  ===========  ============  ========

                 See accompanying summary of accounting policies
                        and notes to financial statements

                             HYPERDYNAMICS CORPORATION
             CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                    For the Years Ended June 30, 2001 and 2000
                                    (Continued)


                                           Additional
                                            Paid in       Retained
                                            Capital      (Deficit)       Totals
                                          ------------  ------------  ------------
Balances, June 30, 1999                   $ 1,709,924   $(1,385,737)  $   336,596

  Common stock issued for cash                228,070                     228,498
  Cashless exercise of options              (      28)
  Issuance of stock options and warrants       25,106                      25,106
  Repurchase and cancellation of common
    stock purchased on the open market      ( 143,764)                 (  143,833)
  Sale of convertible Preferred
    Stock Series A, net                     2,604,187                   2,604,190
  Preferred stock dividends                               (  50,084)   (   50,084)
  Conversion of preferred stock
    to common stock                         (     223)

  Payment of preferred stock dividends
    in common shares                            5,255                       5,258

Net loss                                                 (  616,048)   (  616,048)
                                          ------------  ------------  ------------

Balances, June 30, 2000                     4,428,527    (2,051,869)    2,389,683

  Common stock issued for
    - cash                                     69,825                      70,000
    - exercise of options                      18,781                      18,819
    - services                                206,547                     206,718
    - stock subscription                       94,762                      95,000

  Issuance of stock options and warrants      182,359                     182,359

  Repurchase and cancellation of common
    stock purchased on the open market      (   2,599)                 (    2,602)

  Issuance of convertible Preferred
    Stock Series B to related party in
    connection with the acquisition of
    SCS Corporation                            28,997                      29,000

  Preferred stock dividends                               ( 102,788)   (  102,788)

  Conversion of preferred stock
    to common stock                         (     720)

  Payment of preferred stock dividends
    in common shares                            7,721                       7,731

Net loss                                                 (2,809,183)   (2,809,183)
                                          ------------  ------------  ------------

Balances, June 30, 2001                     5,034,200   $(4,963,840)  $    84,737
                                          ============  ============  ============

                 See accompanying summary of accounting policies
                        and notes to financial statements


                            HYPERDYNAMICS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   For the Years Ended June 30, 2001 and 2000


                                                      2001          2000
                                                  ------------  ------------
Cash flows from operating activities
  Net loss                                        $(2,809,183)  $(  616,048)
Adjustments to reconcile net (loss) to cash
  provided from operating activities
    Depreciation and amortization                     122,144        47,221
    Loss on disposition of assets                      20,149        12,315
    (Gain) on sale of revenue sharing agreement    (    3,500)   (   21,000)
    (Gain) on sale of discontinued operations                    (  127,065)
    Impairment loss on assets received from sale
      of subsidiary and revenue interest               32,365       104,998
    Writedown of capitalized intangible asset                         6,755
    Lawsuit costs payable in stock                    886,240
    Options and warrants issued                       182,359        25,106
    Stock issued for services                         206,719
    Loss from discontinued operations                                   568
Changes in assets and liabilities, net of
  acquisition:
    Accounts receivable, net                          506,504    (  852,506)
    Inventory                                      (    6,362)   (  173,687)
    Other current assets                               40,670    (   84,286)
    Accounts payable and accrued expenses          (   59,377)      353,343
                                                  ------------  ------------
     NET CASH USED BY OPERATING ACTIVITIES         (  881,272)   (1,324,286)
                                                  ------------  ------------
Cash flows from investing activities
  Purchases of property and intangibles            (  702,292)   (    9,336)
  Cash investment in discontinued operations                     (    6,566)
  Cash assumed in acquisition                           2,000
  Proceeds from sale of revenue interest                             85,500
  Collection of note receivable                       400,000
  Security deposits paid                           (    2,800)   (   20,632)
  (Increase) in restricted cash                                  (  436,300)
                                                  ------------  ------------
     NET CASH USED BY INVESTING ACTIVITIES         (  303,092)   (  387,334)
                                                  ------------  ------------
Cash flows from financing activities
  Proceeds from new installment debt                  104,444
  Payments on installment debt                     (    5,468)
  Proceeds from sale of common stock                  183,819       228,498
  Less: stock subscription receivable              (   95,000)
  Proceeds from sale of preferred stock                           2,604,190
  Purchases of common stock                        (    2,601)   (  143,833)
                                                  ------------  ------------
     NET CASH PROVIDED BY FINANCING ACTIVITIES        185,194     2,688,855
                                                  ------------  ------------
Net increase (decrease) in cash                    (  999,170)      977,235
                                                  ------------  ------------

                 See accompanying summary of accounting policies
                        and notes to financial statements

                            HYPERDYNAMICS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   For the Years Ended June 30, 2001 and 2000


                                     2001         2000
                                 ------------  ----------
Net increase (decrease) in cash  $(  999,170)  $  977,235

    CASH AT BEGINNING OF PERIOD    1,033,435       56,200
                                 ------------  ----------
    CASH AT END OF PERIOD        $    34,265   $1,033,435
                                 ============  ==========

SUPPLEMENTAL DISCLOSURES
  Interest paid in cash          $     3,549

NON-CASH TRANSACTIONS
  Reclassification of inventory
   to property and equipment     $   202,687

                 See accompanying summary of accounting policies
                        and notes to financial statements

                            HYPERDYNAMICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

NOTE  1  -  SIGNIFICANT  ACCOUNTING  POLICIES

Nature of business. Hyperdynamics Corporation ("Company"), is a Delaware corporation formed in March 1996. The Company provides outsourcing of information technology services and through its newly-acquired wholly-owned subsidiary, SCS Corporation, the conversion of seismic data from tape media to modern media, such as DVD computer technology. Formerly, the Company sold and supported computer hardware and software through its wholly-owned subsidiary, MicroData Systems, Inc. The fiscal year-end is June 30.

Basis of presentation. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, SCS Corporation and IThost.net Corporation (formerly - MicroData Systems, Inc.) Significant inter-company accounts and transactions have been eliminated.

Estimates and assumptions. Preparing financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses at the balance sheet date and for the period then ended. Actual results could differ from these estimates.

Cash and cash equivalents include all highly liquid investments purchased with original maturities of three months or less. Restricted cash is a certificate of deposit at a bank to back a letter of credit supporting the construction and the lease commitment for the Company's new facility. The CD matures on May 9, 2002 and accrues interest at 3.75% annually. The restriction is removed pro-rata for the next 5 years of the lease, so 15% may be converted to operating cash before the next year-end.

Revenue recognition. Revenue from tape conversions, consulting, and information technology services are recognized when services are rendered. Revenue from hardware and software sales are recognized when goods are shipped.

Advertising  costs  are  expensed  as  incurred.

Accounts receivable are written down to the estimated collectible amount in the opinion of management.

Inventory consists of computer hardware and software and is stated at the lower of cost or market using the first-in first-out basis (FIFO).

The stock subscription receivable was subscribed in May 2001 and was collected in August 2001 and accordingly is reported as an asset.

Property and Equipment. The Company calculates depreciation for financial reporting using the straight-line method over the useful lives of the assets. A summary of property and equipment is as follows:

     Computer  equipment  and  software      3  years     $  237,714
     Office  equipment  and  furniture       5  years         66,407
     Other  equipment                        5  years         80,392
     Leasehold  improvements                10  years        564,852
                                                          -----------
       Total cost                                            949,365
     Less: accumulated depreciation                         (113,682)
                                                          -----------
       Net carrying value                                 $  835,681
                                                          ===========

Amortization is calculated on a customer list using the straight-line method over 5 years.

The Company follows Statement of Financial Accounting Standards No. 121, Impairment of Long-Lived Assets, by reviewing such assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Accounts  payable  and  accrued  expenses:

     Accounts  payable              $229,635
     Accrued  rent                   123,658
     State  sales  tax  payable        5,809
                                    --------
                                    $359,102
                                    ========

Accrued rent represents the pro-rata portion rent expense over the 10-year lease term incurred during the initial 6-month free rent period.

Income taxes are computed using the tax liability method of accounting, whereby deferred income taxes are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates that will be in effect when the differences reverse.

Startup costs for ITHost.net consist of training costs for the new information technology center that opened in fiscal 2001. The IT center operates as a information services provider to businesses who wish to outsource their technology needs.

Stock options issued to employees are accounted for by following Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and by following the disclosure requirements of Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation, which established a fair-value-based method of accounting for stock-based compensation plans. Stock options issued to other than employees are accounted for by following Statement of Financial Accounting Standards No. 123.

Loss per share is reported under Statement No. 128 of the Financial Accounting Standards Board ("FAS 128"), which requires the calculation of basic and diluted earnings per share. Basic earnings per share exclude any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share are not shown here because such effect would be anti-dilutive.

Reclassifications of certain prior year amounts were made to conform with the current year presentation.

NOTE  2  -  ACQUISITION  OF  SCS  CORPORATION

On May 31, 2001, the Company acquired 100% of the outstanding shares of SCS Corporation (formerly ASACK Corporation) from DJX, Inc., a company controlled by an affiliate. SCS was acquired by the issuance of 2,725 shares of Series B Convertible Preferred Stock, which had a market value of $2,725,000, based upon the value of the common shares at $1 per share and the number of common shares to be received upon conversion at 1,000 common shares for each preferred share. SCS was formed to acquire the assets of Seacon Computer Systems, Inc. ("Seacon") on April 1, 2001 (see below), which consisted of the inventory and equipment.

The transaction is accounted for as an asset transfer from a control person; thus the business acquired was recorded at DJX's purchase price of $27,000 under the purchase method of accounting and the premium paid to DJX is reflected as a capital distribution, netted against the preferred stock market valuation. The results of Company consolidated operations contain the results of Seacon since May 31, 2001.

The  assets  acquired  and  liabilities  assumed at May 31, 2001 are as follows:

     Assets
       Cash                                       $    2,000
       Inventory  and  equipment                      27,000
                                                  ----------
     Net  assets  assumed                             29,000
     Premium  paid  over  net  assets  assumed     2,696,000
                                                  ----------
     Purchase  price                              $2,725,000
                                                  ==========

SCS was previously a wholly-owned subsidiary of DJX, Inc. and has had minimal activity from inception, March 15, 2001.

On April 1, 2001, SCS had purchased the assets of Seacon for 100,000 shares of Company stock valued at the market price of $.27 and personally owned by an affiliate and a $700,000 note payable quarterly and only from 50% of any future profits with no interest. Because the $700,000 note is wholly contingent on future profits, the assets purchased are recorded at the $27,000 stock valuation only.

The following table reflects the results of operations on a proforma basis as if the acquisition had been completed on July 1, 1999:

                                                     2001            2000
                                                 ------------    -------------
     Net  revenues                               $   539,013     $  2,367,281
     Income  (loss)
       -  available  to  common  shareholders
          from  continuing  operations            (3,018,303)      (1,115,203)
       -  from  discontinued  operations                              126,497
                                                 ------------    -------------
     Net  loss                                   $(3,018,303)    $   (988,706)
                                                 ============    =============
     Earnings  per  common  share
       -  available  to  common  shareholders
          from  continuing  operations           $      (.22)    $       (.09)
       -  from  discontinued  operations                         $        .01
                                                 ------------    -------------
     Net  loss  per  common  share               $      (.22)    $       (.08)
                                                 ============    =============


NOTE  3  -  SALE  OF  REVENUE  INTEREST  IN  SIERRA  NET

In May 1997, the Company purchased a revenue interest in the Sierra-Net subsidiary of Internet Finance and Equipment, Inc. (IF &E). In March 2000, IF & E sold Sierra-Net to M & A West, Inc. (MAWI) resulting in the receipt by the Company of $85,500 and 29,230 MAWI shares. In conjunction with a mutual settlement and release between MAWI and IF & E, the MAWI shares issued were returned to MAWI and Sierra-Net was returned to IF & E. The previous arrangement between IF & E and the Company, which provides that the Company will receive 4% of the revenues or 19% of the proceeds from the sale of Sierra-Net or its assets was restored. Because of the uncertainty that the Company will receive additional income from this investment, the revenue interest has been written down to $0 as of June 30, 2001.

NOTE  4  -  INSTALLMENT  DEBT

The Company is obligated on three capital leases payable in monthly payments totaling $2,352 including principal and interest ranging from 10 - 21% APR, and secured by electrical equipment, a burglar alarm and a telephone system. Principal maturities are $17,685 in fiscal 2002, $19,796 in 2003, $22,179 in 2004, $24,872 in 2005, and $14,447 in 2006.


NOTE  5  -  LETTER  OF  CREDIT

The Company renewed its letter of credit for $436,300 with Frost Bank, which now expires on May 10, 2002. The purpose of the letter of credit is to guarantee the lease payments on the Company's new office space. The letter of credit is guaranteed by security interest in a certificate of deposit with Frost Bank that may not be redeemed until the letter of credit expires. There were no draws against this letter of credit as of June 30, 2001 nor as of September 12, 2001, the date of our report.


NOTE  6  -  INCOME  TAXES

Income taxes are not due since the Company has had losses since inception. The Company has deductible net operating losses of $1,970,000 and $589,000 in the years ended June 30, 2001 and 2000, respectively. As of June 30, 2001, the Company had approximately $3,932,000 in unused net operating loss carryforwards which expire $640,000 in 2012, $548,000 in 2013, $185,000 in 2019, $589,000 in
2020,  and  $1,970,000  in  2021.

Internal Revenue Section 382 restricts the ability to use these carryforwards whenever an ownership change as defined occurs. The Company incurred such an ownership change on January 14, 1998 and on June 30, 2001, As a result of the first ownership change, the Company's use of net operating losses as of January 14, 1998 of $949,000 are restricted to $151,000 per year. The availability of losses of $2,983,000 since that date is restricted to $784,000 per year.


NOTE  7  -  PREFERRED  STOCK

Series A Convertible Preferred Stock was issued in January 2000 for net proceeds of $2,604,190. It is convertible into the Company's common stock at a price of the lower of the trading price when purchased at $5.25 or 80% of the current 5-day trading average. All or any of the stock may be converted at any time at the holder's option, and all shares outstanding as of January 30, 2002 will be automatically converted. This series is non-voting and pays dividends of 4%, payable at conversion in either cash or shares of common stock, at the Company's option.

During the year ended June 30, 2001, $93,705 in dividends were earned, of which $7,731 were paid with the issuance of 10,000 shares of common stock in conjunction with the conversion of 615 shares of the preferred stock to 721,449 shares of common stock. The remaining dividends earned, $85,974, have been accrued, resulting in total accrued dividends of $130,800. No further conversions have occurred.

Series B Convertible Preferred Stock. The Company issued 2,725 shares of Series B Preferred stock in conjunction with the acquisition of SCS Corporation on May 31, 2001 (see Note 2). The stated value of the Series B stock is $1,000 and the par value is $.001. Each Series B share may vote 7,408 shares for a total of 20,186,800 votes. The shares are convertible to common stock at the lesser of $.135 or 50% of the current 5-day average trading price. Series B stockholders are entitled to a 4% cumulative dividend on the stated value, which is payable only upon conversion of the preferred stock. Dividends may be paid in stock or cash at the Company's option. Dividends accrued during the year ended June 30, 2001 totaled $9,083.


NOTE  8  -  COMMON  STOCK

$70,000 was collected for the issuance of 175,000 shares of common stock. An additional $95,000 was collected in August 2001 in conjunction with stock that was subscribed in May 2001. In connection with the stock sales, warrants were issued to the investors as follows: 206,250 warrants with an exercise price of $1.00 and 206,250 warrants with an exercise price of $2.00. The warrants expire during July and August 2003.

37,638 shares of common stock were issued pursuant to the exercise of options for cash during the year ended June 30, 2001.

171,038 shares were issued for services valued at contemporaneous market prices for a total of $206,719.

731,499 shares of common stock were issued in connection with the conversion of Series A preferred stock and payment of dividends thereon.

On April 18, 2000, the Board authorized the repurchase of up to 500,000 shares of Company stock on the open market at a price not to exceed $2.50 per share. Between that date and June 30, 2000, 68,500 shares had been repurchased at prices ranging from $2.50 to $1.50 per share, for a total cost of $143,833. These shares have been deemed cancelled as of June 30, 2000. An additional
2,500 shares were repurchased during the first quarter of the year for $2,601 and they have been deemed canceled as of June 30, 2001.


NOTE  9  -  STOCK  OPTIONS  AND  WARRANTS

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

The Company uses the intrinsic value method of calculating compensation expense for employees, as described and recommended by APB Opinion 25, and allowed by FASB Statement 123. During the year ended June 30, 2001, no compensation expense was recognized for the issuance of options and warrants, because no option prices were below market prices at the date of grant. During the year ended June 30, 2000, $25,106 in compensation expense was recognized for the issuance of 177,015 options and warrants ranging in exercise price from $.75 to $1.25 per share, because these option prices were below market prices at the date of grant. Options and warrants to purchase 6,075,500 shares of common stock that had no intrinsic value were issued to employees during the year ended June 30, 2000.

During the year ended June 30, 2001, the Company issued 581,181 options and warrants to consultants whose stock-based compensation must be recorded at fair value pursuant to FASB Interpretation Number 44. The compensation cost record for these options and warrants was $182,359 based on the Black-scholes option pricing model as suggested by FASB Statement 123.

Had compensation cost for the Company's stock-based compensation plan for employees been determined based on the fair value at the grant dates for awards under those plans consistent with the Black-Scholes option-pricing model suggested by FASB Statement 123, the Company's net losses and loss per share would have been increased to the pro forma amount indicated below:

         (in thousands)                        2001             2000
                                           ------------     ------------
     Net loss available for common
       shareholders      -As  reported     $(2,911,971)     $(  666,132)
                         -Pro  forma        (3,728,073)      (2,516,212)
     Net loss per share  -As  reported     $(     0.21)     $(     0.05)
                         -Pro  forma        (     0.27)      (     0.20)

The weighted average fair value of the stock options granted during 2001 and 2000 was $.58 and $1.26, respectively. Variables used in the Black-Scholes option-pricing model include (1) 5.0% risk-free interest rate, (2) expected option life is the actual remaining life of the options as of each year end, (3) expected volatility is the actual historical stock price fluctuation volatility and (4) zero expected dividends.

Summary  information  regarding  options  and  warrants  is  as  follows:

                                        Weighted                   Weighted
                                        average                    average
                            Options   Share Price    Warrants    Share Price
                           ---------  ------------  -----------  ------------
Year ended June 30, 2000:
Outstanding, 1999           870,479   $        .90     425,850   $        .59
  Granted                   267,015           1.18   1,017,500           3.43
  Exercised                (372,145)           .68  (  100,000)           .50
  Expired                  (134,515)          1.21  (   72,500)          1.02
                           ---------  ------------  -----------  ------------
Outstanding at
  June 30, 2000             630,834           1.47   1,270,850           3.57

Year ended June 30, 2001:
  Granted                   346,181            .61   6,722,500            .52
  Exercised                ( 47,638)           .60
  Expired                  (308,241)           .60    (145,850)           .66
   Forfeited               (115,000)          4.72
                           ---------  ------------  -----------  ------------
                            506,136   $        .76   7,847,500   $       1.01
                           =========  ============  ===========  ============

     Options  outstanding  and  exercisable  as  of  June  30,  2001:

                - - Outstanding - -   Exercisable
                   Number  Remaining       Number
Exercise Price  of Shares       life    of Shares
                ---------  ---------  -----------
    $  .50        271,181    1 years      271,181
       .80        125,000    2 years      125,000
      1.25         87,455    0 years       87,455
      1.25          6,000    1 years        6,000
      2.00         16,500  1/2 years       16,500
                ---------             -----------
                  506,136                 506,136
                =========             ===========

     Warrants  outstanding  and  exercisable  as  of  June  30,  2001:

                - - Outstanding - -   Exercisable
                   Number  Remaining       Number
Exercise Price  of Shares       life    of Shares
                ---------  ---------  -----------
    $  .40      1,200,000   3  years    1,200,000
       .40      1,600,000   4  years            0
       .40      1,600,000   5  years            0
       .40      1,600,000   6  years            0
       .50        250,000   1  years      250,000
      1.00        206,250   2  years      206,250
      1.50        175,000   0  years      175,000
      1.50         75,000   2  years       75,000
      1.50        275,000   1  years      275,000
      1.50         60,000   2  years       30,000
      2.00        206,250   2  years      206,250
      5.91        300,000   4  years      300,000
      7.09        300,000   4  years      300,000
                ---------             -----------
                7,847,500               3,017,500
                =========             ===========


NOTE  10  -  SEGMENT  DISCLOSURES

SFAS  No.  131.  "Disclosures  about  Segments  of  an  Enterprise",  requires disclosures of information about operating segments. Beginning with the acquisition of SCS, the Company was operating in two reportable segments: the IT segment ("HYPD") and the Seismic Data Conversion segment ("SCS"). HYPD provides Information Technology services as described at its website at www.hypd.com.
                                                                   ------------
SCS converts seismic data from tapes to computer media, for example DVD. The accounting policies for the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on profit or loss from operations before income taxes. There are no intersegment sales and transfers. The following table summarizes certain balance sheet and income statement data as required by SFAS 131:

                             HYPD         SCS        Totals
                         ------------  ---------  ------------
  Revenues               $   374,683   $ 51,918   $   426,601
  Cost of sales           (  873,878)   (45,660)   (  919,538)
  Selling, general, and
    administrative        (2,142,762)   (50,515)   (2,193,277)
  Depreciation &
    amortization          (  122,094)   (    50)   (  122,144)
  Loss on equipment
    Retirement            (   20,149)              (   20,149)
  Interest income             75,495                   75,495
  Interest expense        (    3,549)              (    3,549)
  Other expense           (   52,622)              (   52,622)
                         ------------  ---------  ------------
  Net loss               $(2,764,876)  $(44,307)  $(2,809,183)
                         ============  =========  ============

  Segment assets         $ 1,501,929   $ 67,010   $ 1,568,939
  Expenditures for
    long-lived assets        903,793      1,185       904,978

The Company had one customer with revenues which comprised 39% of total revenues and one vendor with purchases comprising 16% of total purchases.

Concentrations. The seismic data media conversion segment operates exclusively in the oil and gas industry.


NOTE  12-  COMMITMENTS  AND  CONTINGENCIES

The Company is liable on its 10-year office lease as follows: The base monthly rent is $0 for months 1-6, $20,774 for months 7-54, and $24,114 for months 55-120, beginning November 1, 2000. Additional common area maintenance charges will be assessed. At June 30, 2001, future minimum payments are $249,288 per year in fiscal years 2002-2004, $252,328 in year 2005, $289,364 per year in years 2006-2010, and 120,568 in 2011. Lease expense for the years ended June 30, 2001 and 2000 totaled $184,567 and $36,678, respectively. The Company has a termination option that may be exercised on the 60th month of the lease. If the termination option is exercised the Company will be released from the lease on the 69th month.

The Company is obligated on a variety of agreements with AT&T. The company is purchasing bandwidth for $10,299 per month for 5 years and is reselling certain telephone service with minimum annual revenue commitments of $42,000 per year over three years.

The Company is obligated to pay $7,000 per month for two years pursuant to a service contract with the managers of the SCS subsidiary.


NOTE  13  -  LAWSUIT  COSTS  PAYABLE  IN  STOCK  AND  LEGAL  PROCEEDINGS

The Company is defending a lawsuit filed by one of the Series A preferred shareholders arising from the Company's failure to deliver common stock pursuant to conversion requests. The preferred shareholder seeks a judgment to require the Company to resume conversion of its preferred stock. The Company did not deliver the stock because the shareholder had breached the selling provision of its agreement with the Company and the Company is suing the shareholder for damages arising from the shareholder's breaches of the agreement. The Company believes the potential for damages to be assessed in favor of the shareholder is possible but not probable; accordingly, there is no reserve accrued.

In August 2001 the Company entered a contingency agreement for 50% of any recovery with an attorney who is representing the Company in its counterclaim against that same preferred shareholder. The claim alleges that the shareholder engaged in securities violations that damaged the Company. In connection with the suit, the Company also entered into an agreement by which 1,015,000 S-8 shares will be issued to another attorney who will provide litigation support. The shares will be used to fund the litigation support and are non-refundable after October 17, 2001. These services are valued at $.80 per share, or $812,000, and are accrued as of June 30, 2001.

An additional $182,053 of legal costs payable in stock was incurred pursuant to settlements made with two consultants of the Company; as of June 30, 2001 $107,813 has been paid and $74,240 is accrued.

NOTE  14  -  RELATED  PARTY  TRANSACTIONS

Related party transactions include the acquisition of SCS as described in Note 2, and payments to the CEO's brother for consulting services as follows:
$75,000 cash and issuance of options to purchase 206,181 shares of stock at $.50 and 125,000 shares at $.80.


NOTE  15  -  ECONOMIC  RISK

In early September 2001, the Company obtained a $1.7 million sub-contract with a contractor for a major oil company to provide equipment, software and knowhow for a seismic data media storage conversion project. As of October 12, 2001, the first payment to initiate work has still not been received. This contract will likely produce more than half of fiscal 2002's gross revenues.

Also in September 2001, the Company agreed in principle with certain investors to provide up to $750,000 in new equity financing. No monies have yet been received.

Should both the contract and the new equity financing fail, the Company will likely default on its office lease and have substantial personnel layoffs. Both events are considered likely to succeed by management.