Form 10QSB
period 2001-09-30
HYPERDYNAMICS CORP
filed 2001-11-16
CIK 937136

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934: For the quarterly period ended: September 30, 2001
                                                          --------------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of September 30, 2001 15,712,194 shares of common stock, $0.001 par value, were outstanding. Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                TABLE OF CONTENTS


Part I     Financial Information

     ITEM 1     Financial Statements                                3

          Consolidated Balance Sheet at
               September 30, 2001 (unaudited)                       3

          Consolidated Statements of Income for the three
               months ended September 30, 2001
               and 2000 (both unaudited)                            4

          Consolidated Statements of Cash Flows for the three
               months ended September 30, 2001 and 2000
               (both unaudited)                                     5

          Notes to Consolidated Financial Statements                6

     ITEM 2     Management's Discussion and Analysis of Financial
                Condition and Results of Operations                 7

Part II   Other Information

     ITEM 1     Legal Proceedings

     ITEM 6     Exhibits and Reports on Form 8-K

          (a)     Exhibits
          (b)     Reports on Form 8-K

     SIGNATURES

                        PART 1     FINANCIAL INFORMATION

Item  1     Financial  Statements

                              HYPERDYNAMICS CORPORATION
                              CONSOLIDATED BALANCE SHEET
                                  SEPTEMBER 30, 2001


ASSETS
Current Assets
                                                                   Cash  $    37,117
                                      Restricted certificate of deposit       65,445
  Accounts receivable, net of allowance for doubtful accounts of $3,000       32,645
                                                              Inventory       37,155
                                     Advances to officers and directors       26,233
                                                   Other current assets       14,201
                                                                         ------------
                                                   TOTAL CURRENT ASSETS      212,796
                                                                         ------------
Property and Equipment, net of accumulated depreciation of $158,920          791,890
Other Assets
                                      Restricted certificate of deposit      370,855

                                                     Deposits and other       23,432
                                                     Total other assets      410,904
                                                                         ------------
TOTAL ASSETS                                                             $ 1,415,590
                                                                         ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
                                    Current portion of installment debt  $    17,855
                                  Accounts payable and accrued expenses      319,269
                                                           Accrued rent      124,432
                                         Lawsuit costs payable in stock       74,240
                                                      Dividends payable      150,668
                                     Dividends payable to related party       36,333
                                                                         ------------
                                              TOTAL CURRENT LIABILITIES      722,797
                                                                         ------------
                                  LONG-TERM PORTION OF INSTALLMENT DEBT       77,100
                                                                         ------------

Stockholders' Equity
        Preferred stock, par value $0.001; 20,000,000 shares authorized
                         Series A - 1,945 shares issued and outstanding            2
                         Series B - 2,725 shares issued and outstanding            3
        Common stock, par value $0.001; 50,000,000  shares  authorized;       15,712
                              15,712,194 shares issued and outstanding.
                                             Additional paid-in capital    6,054,543
                                                       Retained deficit   (5,454,567)
                                                                         ------------
                                             Total stockholders' equity      615,693
                                                                         ------------
                             Total Liabilities and Stockholders' Equity  $ 1,415,590
                                                                         ============

                            HYPERDYNAMICS CORPORATION
                         CONSOLIDATED INCOME STATEMENTS
                   3 MONTHS ENDED SEPTEMBER 30, 2001 AND 2000



                                                  2001           2000
                                              -------------  ------------
Revenues                                      $     83,069   $   130,789
Cost of Revenues                                   158,982       241,686
                                              -------------  ------------
                                GROSS MARGIN       (75,913)     (110,897)
                                              -------------  ------------
Operating Expenses
                                     Selling        51,545        53,037
                  General and Administrative       269,454       338,318
                                Depreciation        47,788         8,340
                                              -------------  ------------
                    TOTAL OPERATING EXPENSES       368,787       399,695
                                              -------------  ------------
                              OPERATING LOSS      (444,700)     (510,592)
Other Income (Expense)
  Gain on sale of Revenue Sharing Agreement                        3,500
                             Interest income         4,073        32,583
                            Interest expense        (2,980)
                                    NET LOSS  $   (443,607)  $  (474,509)
                                              -------------  ------------
              PREFERRED DIVIDEND REQUIREMENT       (47,118)      (26,330)
                                              -------------  ------------
  NET LOSS CHARGEABLE TO COMMON SHAREHOLDERS  $   (490,725)  $  (500,839)
                                              =============  ============

                   NET LOSS PER COMMON SHARE  $      (0.03)  $     (0.04)
         Weighted average shares outstanding    14,816,944    13,263,803

                            HYPERDYNAMICS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   3 MONTHS ENDED SEPTEMBER 30, 2001 AND 2000



                                                  2001         2000
                                             ----------  -----------
Cash flows from operating activities
                                   Net loss  $(443,607)  $ (474,509)
Adjustments to reconcile net income to cash
provided from operating activities
              Depreciation and amortization     47,788        8,340
(Gain) on sale of revenue sharing agreement                  (3,500)
                Options and warrants issued      9,883       70,777
           Common stock issued for services                  13,000
Changes in:
                        Accounts receivable     (1,957)     361,889
                                  Inventory      9,023       (8,314)
                               Other assets      7,792       18,034
      Accounts payable and accrued expenses     84,597      (94,286)
                                             ----------  -----------
     NET CASH USED FOR OPERATING ACTIVITIES   (286,481)    (108,569)
                                             ----------  -----------
Cash flows from investing activities
                   Construction in progress                 (47,685)
                      Purchase of equipment     (1,445)        (692)
                                             ----------  -----------
     NET CASH USED FOR INVESTING ACTIVITIES     (1,445)     (48,377)
                                             ----------  -----------
Cash flows from financing activities
                  Purchases of common stock                  (2,602)
Collection of stock subscription receivable     95,000
               Payments on installment debt     (4,022)
         Proceeds from sale of common stock    199,800       18,819
                                             ----------  -----------
NET CASH PROVIDED FROM FINANCING ACTIVITIES    290,778       16,217
                                             ----------  -----------
Net increase (decrease) in cash                  2,852     (140,729)
                CASH AT BEGINNING OF PERIOD     34,265    1,033.435
                                             ----------  -----------
                      CASH AT END OF PERIOD  $  37,117   $  892,706
                                             ==========  ===========

                            HYPERDYNAMICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

1. The unaudited consolidated financial statements of Hyperdynamics Corporation have been prepared in accordance with generally accepted accounting principles and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's latest Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year, 2001, as reported in the Form 10-KSB, have been omitted.

2. During the quarter 325,250 options were exercised for $199,800 and 1,015,000 shares were issued to professionals in payment of legal costs accrued in the prior year of $812,000. Also during this quarter, we extended the expiration date of warrants issued to a consultant to purchase 100,000 shares of common stock at an exercise price of $1.50 resulting in compensation expense of $9,883, which is reflected as an increase in additional paid-in capital.

3. Segment information. During the quarter ended September 30, 2000, the company had no reportable segments. During the quarter ended September 30, 2001, the company had two reportable segments, seismic data services (SCS) and information technology segment (HYPD). The following table summarizes certain balance sheet and income statement data as required by SFAS 131:

                                           HYPD         SCS       Totals
                                        -----------  ---------  -----------
     Revenues                           $   42,673   $ 40,396   $   83,069
     Cost of sales                        (113,668)   (45,314)    (158,982)
     Selling, general and
       administrative                     (273,292)   (47,707)    (320,999)
     Depreciation and amortization         (46,844)      (944)     (47,788)
     Interest income                         4,073                   4,073
     Interest expense                       (2,980)                 (2,980)
                                        -----------  ---------  -----------
     Net loss                           $ (390,038)  $(53,569)  $ (443,607)
                                        ===========  =========  ===========

     Segment assets                     $1,347,384   $ 63,206   $1,415,590
     Expenditures for long-lived
       assets                                1,445                   1,445

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

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Results  of  Operations

     Information  Technology  Segment
     Sales decreased to $ 42,673 for the three (3) months ended September 30, 2001. This compared to $130,789 for the same period in 2000. The decrease in revenue is a result of a slow of ITC revenues.

     Cost of Revenues decreased to $113,668 for the three (3) months ended September 30, 2001. This compared to $241,686 for the same period in 2000. The reduction is due to the drop in revenues and also due to the one-time inventory charges that were taken last year. The drop in costs of revenues is not proportional due to our migration to the ITC business model, which has a higher fixed component than our then-core value-added reselling and consulting business. Our costs now consist mainly of operational salaries and the cost for our point of presence.

     For the three (3) month period ended September 30, 2001, gross margin decreased to (166)% compared to (85)% for the same period in 2000. The decrease is due to the overall drop in service revenues resulting from the slow ramp-up of the new facility. As we ramp up the incremental costs are few, so we expect to achieve much better margins once we book additional ITC business.

     Selling, General and Administrative expenses decreased to $ 320,136 in the three (3) month period ending September 30, 2001, as compared to $399,696 for the same period in 2000. The September 2000 results have been restated from the amounts previously reported to reflect the fair value of warrants issued to consultants of $70,777 and other minor expenses. The net decrease is a reflection of a decrease in salary and consulting expense countered with increased rent and depreciation expense.

     Net Loss. Our net loss was ($390,038) for the three (3) month period ended September 30, 2001. This compares to a loss of ($474,509) for the same period in 2000. As discussed above this is due to significant reductions in inventory, salaries, and consulting costs counterbalanced by reductions in revenue and increases in rent, utilities, and depreciation expense.

     Seismic  Data  Services  Segment
     In our first full quarter operating the Seismic Data Services Segment, we generated revenues of $40,396 and a gross margin of $($4,918) or (12%). Net loss attributable to this segment was $(53,569).

Liquidity  and  Capital  Resources

     At September 30, 2001 our current ratio of current assets to current liabilities was 0.30. This compares to 4.70 for 2000. This reflects the funding of cash deficits which resulted from operating losses during the year. Although management has prospects for additional equity funding, it is management's priority to generate positive cash flows from operations as soon as possible.

     We received the first release of $65,225 from the CD securing our letter of credit in favor of our landlord during November 2001. The next release of $87,260 will occur next November.

     We may obtain additional capital upon the exercise of previously-issued warrants and outstanding options for common stock.

     On September 28, 2001, the Company signed a stock subscription agreement to sell up to $750,000 on a best efforts basis, of our restricted 144 common stock to IC Investments LTD at $.50 per share. As of November 14, 2001, we have received $50,000 in connection with this agreement.


General  Discussion  and  Prospective  Information

     We have experienced difficulty in generating revenues and profitability in both our operating segments. We believe this is due mainly to the general business downturn and to the long educational and sales cycles required to get our target customers to understand the cost/benefits of our product and service offerings which is necessary to close new business. The industry has been so unstable that it is more difficult today to convince customers to entrust their mission-critical data to an outside vendor. This is somewhat of a chicken or the egg scenario. As we get more business, new customers become easier and easier to close, the better we do operationally. The complete outsourcing of the technology needs of mid-sized businesses is the niche our IT services segment seeks to occupy, and we have not pursued and do not plan to pursue conventional IT business. Our marketing approach focuses on relationships - we differentiate ourselves by offering comprehensive business solutions tailored to our customers and we have built synergetic relationships with business partners such as CalSoft, Premiere Media Group, MaxVu, and others, which expands both our contact base and our potential offerings to our customers. In essence our personnel resources through our strategic alliances are 600 to 800 strong, while our own payroll is currently at 12 people. We believe the value of this approach is that we can compete on quality bundled services that have superior cost/benefit and not on price alone. Thus, we can participate in higher margin business that is much more beneficial to our clients and ourselves. This is a difficult business strategy to take, particularly during a business downturn, because customers become more price-sensitive. However, we believe that providing a complete, customized business solution rather than competing based only on price is key to long-term success in this industry. We currently have a number of contracts under negotiation and plan to continue to aggressively market our capabilities.

     The activities of the seismic data segment were concentrated significantly on a significant contract to convert 70,000 tapes to DVD, as discussed our latest Annual Report on Form 10-KSB. The contract which is signed with our customer is currently in the final stages of putting the detailed specifications into a written contract with a major oil company. Based on verbal representations, we expect this core project to come online by January, 2002 at the latest. This contract will provide significant cash flow. We also have new service offerings together with our strategic partner, PrimeView, such as an application that enables remote seismic data processing that will be available on a subscription basis. There now at least 1/2 dozen customers asking for SCS to provide a processing center to process geophysical data on a per diem basis. The opportunity is substantial and together with the ITC infrastructure, we can provide benefits such as worldwide collaboration on interpretive output from our hosting center. Also, with the economy in its present condition, it is an advantage to be able to analyze data daily and only pay for when you use it.

     Based on our five year plan, and during this process of contractually filling up our initial ITC space, we plan to raise additional capital for expansion of our facility at its first ITC and to initiate ITCs number 2 and 3 in a different parts of the country. While these facilities are coming online, cash flowing, and becoming profitable, we will be looking to contract with the appropriate underwriter to put together a major secondary offering to expand our business model nationally and internationally.

                          PART II     OTHER INFORMATION

ITEM  1.  Legal  Proceedings

On November 4, 2001, the Company filed a lawsuit styled Hyperdynamics Corporation v. J.P. Carey Securities, et. al, Cause No. 2001CV44988, Superior Court of Fulton County, Georgia. The suit alleges breach of contract, fraud, constructive fraud, breach of fiduciary duties, failure to indemnify, unlawful conversion, violation of Georgia Securities Act of 1973, and violation of the Georgia Racketeer Influenced and Corrupt Organizations (RICO) Act. The Company seeks actual damages and punitive damages.

ITEM  2.  Changes  in  Securities

In addition to the transactions occurring during the quarter ended September 30, 2001, which were reported in our Annual Report on Form 10-KSB, we have effected the following transactions in reliance upon exemptions from registration under the Securities Act of 1933 as amended (the "Act") as provided in Section 4(2) thereof. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Act and setting forth the restrictions on the transferability and the sale of the securities. No underwriter participated in, nor did we pay any commissions or fees to any underwriter in connection with any of these transactions. None of the transactions involved a public offering. We believe that each person had knowledge and experience in financial and business matters which allowed them to evaluate the merits and risks of our securities. We believe that each person was knowledgeable about our operations and financial condition.

In October 2001, options to purchase 50,000 shares at $1.25 per share were granted to Tarrant Hancock for consulting services. The expiration date of these warrants is October 18, 2002. This was a private placement made in reliance on Section 4(2) of the Act.

In November 2001, we issued 100,000 shares to IC Investments, LTD pursuant to a $50,000 cash payment which was a partial payment on a subscription agreement to purchase up to 1,500,000 shares of common stock. This was a private placement made in reliance on Section 4(2) of the Act.


Item  6     Exhibits  and  Reports  on  Form  8-K
     (a)  EXHIBITS
          None

     (b)  REPORTS  ON  FORM  8-K
          On September 04, 2001 the Company filed Form 8K reporting the resignation of a director.

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

Dated:  November 15, 2001