Form 10QSB
period 2001-12-31
HYPERDYNAMICS CORP
filed 2002-02-19
CIK 937136

UNITED STATES
                        SECURITY AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934: For the quarterly period ended:  December 31, 2001
            ------------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of December 31, 2001, 18,481,654 shares of common stock, $0.001 par value, were outstanding.
   Transitional Small Business Disclosure Format  (check one): Yes [ ] No [X]

                                TABLE OF CONTENTS

Part I  Financial Information

   ITEM 1  Financial Statements                               3

     Consolidated Balance Sheet at
          December 31, 2001 (unaudited)                       3

     Consolidated Statements of Income for the three
           and six months ended December 31, 2001
          and 2000 (both unaudited)                           4

     Consolidated Statements of Cash Flows for the six
          months ended December 31, 2001 and 2000
          (both unaudited)                                    5

     Notes to Consolidated Financial Statements               6

   ITEM 2  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                7

Part II  Other Information                                   10

   ITEM 1   Legal Proceedings                                10

   ITEM 2  Changes in Securities                             10

   ITEM 6  Exhibits and Reports on Form 8-K                  10

     (a)  Exhibits
     (b)  Reports on Form 8-K

SIGNATURES                                                   11

                          PART 1 FINANCIAL INFORMATION

Item 1  FINANCIAL  STATEMENTS


                              HYPERDYNAMICS CORPORATION
                              Consolidated Balance Sheet
                                  December 31, 2001


ASSETS
Current Assets
                                                                   Cash  $    39,719

                                      Restricted certificate of deposit       87,260
  Accounts receivable, net of allowance for doubtful accounts of $7,290       12,566
                                                              Inventory       51,363
                                     Advances to officers and directors       17,700
                                                   Other current assets        4,725
                                                                         ------------
                                                   TOTAL CURRENT ASSETS      213,333
                                                                         ------------
    Property and Equipment, net of accumulated depreciation of $194,361      758,614
Other Assets
                                      Restricted certificate of deposit      283,595
              Customer list, net of accumulated amortization of $36,933       14,067
                                                               Deposits       23,432
                                                                         ------------
                                                     Total other assets      321,094
                                                                         ------------
TOTAL ASSETS                                                             $ 1,293,041
                                                                         ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
                                    Current portion of installment debt  $    18,357
                                  Accounts payable and accrued expenses      341,632
                                                           Accrued rent      141,248
                                                      Dividends payable      158,827
                                     Dividends payable to related party       63,583
                                                                         ------------
                                              TOTAL CURRENT LIABILITIES      723,647
                                                                         ------------
                                  LONG-TERM PORTION OF INSTALLMENT DEBT       72,329
                                                                         ------------
Stockholders' Equity
        Preferred stock, par value $0.001; 20,000,000 shares authorized
                         Series A - 1,945 shares issued and outstanding            2
                         Series B - 2,725 shares issued and outstanding            3
          Common stock, par value $0.001; 50,000,000 shares authorized;
                              18,481,654 shares issued and outstanding.       18,482
                                             Additional paid-in capital    7,382,074
                                                       Retained deficit   (6,903,496)
                                                                         ------------
                                             Total stockholders' equity      497,065
                                                                         ------------
                             Total Liabilities and Stockholders' Equity  $ 1,293,041
                                                                         ============

                            HYPERDYNAMICS CORPORATION
                         Consolidated Income Statements
             3 Months and 6 Months ended December 31, 2001 and 2000



                                                       3  MONTHS  ENDED                     6  MONTHS  ENDED
                                                   2001               2000               2001              2000
                                             -----------------  -----------------  ----------------  -----------------
Revenues                                     $        126,740   $        135,341   $       209,809   $        266,130
Cost of Revenues                                      152,959            360,067           311,941            601,753
                                             -----------------  -----------------  ----------------  -----------------
  GROSS MARGIN                                        (26,219)          (224,726)         (102,132)          (335,623)
                                             -----------------  -----------------  ----------------  -----------------
Operating Expenses
  Selling                                              14,916             41,071            66,461             94,108
  General and
  Administrative                                    1,338,493            239,069         1,607,947            577,387
  Depreciation                                         37,991             43,916            85,779             52,256
                                             -----------------  -----------------  ----------------  -----------------
TOTAL OPERATING
  EXPENSES                                          1,391,400            324,056         1,760,187            723,751
                                             -----------------  -----------------  ----------------  -----------------
OPERATING LOSS                                     (1,417,619)          (548,782)       (1,862,319)        (1,059,374)

Other Income
(Expense)
(Loss) on
  retirement of assets                                                   (15,610)                             (15,610)
Impairment (loss)                                                        (25,057)                             (21,557)
Other                                                   2,874                978             2,874                978
  Interest income                                       3,963             20,551             8,036             53,134
  Interest expense                                     (2,739)              (693)           (5,719)              (693)
                                             -----------------  -----------------  ----------------  -----------------
NET LOSS                                           (1,413,521)          (568,613)  $    (1,857,128)  $     (1,043,122)

PREFERRED
DIVIDEND
REQUIREMENT                                           (35,409)           (30,027)          (82,527)           (56,357)
NET LOSS                                     -----------------  -----------------  ----------------  -----------------
CHARGEABLE TO
COMMON
SHAREHOLDERS                                 $     (1,448,930)  $       (598,640)  $    (1,939,655)  $     (1,099,479)
                                             =================  =================  ================  =================

NET LOSS PER
COMMON SHARE                                 $           (.09)  $           (.04)  $          (.13)  $           (.08)
Weighted average
shares outstanding                                 16,123,351         13,597,070        15,470,148         13,345,360

                            HYPERDYNAMICS CORPORATION
                      Consolidated Statements of Cash Flows
                    6 Months Ended December 31, 2001 and 2000



                                                  2001          2000
                                              ------------  ------------
Cash flows from operating activities
                                    Net loss  $(1,857,128)  $(1,043,122)
Adjustments to reconcile net income to cash
provided from operating activities
               Depreciation and amortization       85,779        52,256
                                  Impairment                     21,557
                Loss on retirement of assets                     15,610
                 Options and warrants issued       21,910        70,777
            Common stock issued for services    1,075,000       110,375
Changes in:
                         Accounts receivable       18,122       372,683
                                   Inventory       (5,185)       (4,322)
                                Other assets       25,802         9,137
       Accounts payable and accrued expenses      142,811       386,047
                                              ------------  ------------
      NET CASH USED FOR OPERATING ACTIVITIES     (492,888)      ( 9,002)
                                              ------------  ------------
Cash flows from investing activities
                    Construction in progress                   (501,739)
                       Purchase of equipment       (3,611)     ( 81,084)
                                              ------------  ------------
      NET CASH USED FOR INVESTING ACTIVITIES       (3,611)    ( 582,823)
                                              ------------  ------------
Cash flows from financing activities
                   Purchases of common stock                   (  2,602)
 Collection of stock subscription receivable       95,000
Release of restricted certificate of deposit       65,445
              Proceeds from installment debt                     78,698
                Payments on installment debt       (8,291)       (1,001)
          Proceeds from sale of common stock      349,800        18,819
                                              ------------  ------------
 NET CASH PROVIDED FROM FINANCING ACTIVITIES      501,954        93,914
                                              ------------  ------------
Net increase (decrease) in cash                     5,454      (497,911)
                 CASH AT BEGINNING OF PERIOD       34,265     1,033.435
                                              ------------  ------------
                       CASH AT END OF PERIOD  $    39,719   $   535,524
                                              ============  ============

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

2. During the six months ended December 31, 2001 324,750 options were exercised for $199,800 and 100,000 shares were issued upon the cashless exercise of 300,000 warrants with an exercise price of $.40 when the market price was $.60. 1,136,588 shares were issued to professionals in payment of legal costs accrued in the prior year or to extinguish accounts payable of $905,274. We issued 2,197,872 valued at $1,075,000 to consultants for services rendered in the quarter ended December 31, 2001. We issued 350,000 shares for $150,000 invested pursuant to private subscription agreements. Also during the six months, we extended the expiration date of warrants issued to consultants to purchase 150,000 shares of common stock at exercise prices ranging from $1.25 to $1.50 resulting in compensation expense of $21,910, which is reflected as an increase in additional paid-in capital. As of February 5, 2002, 75,452 shares were issued to settle accounts payable of $40,745 and 100,000 shares were purchased for cash of $50,000.

3. Segment information. During the six months ended December 31, 2000, the company had no reportable segments. During the six months ended December 31, 2001, the company had two reportable segments, geophysical data services (SCS) and integrated technology segment (HYPD). The following tables summarize certain balance sheet and income statement data as required by SFAS 131:

As  of  December  31,  2001:

                                           HYPD          SCS          Totals
                                        -----------  ------------  ------------
         Segment assets                 $1,243,361   $    49,680   $ 1,293,041

3 Months Ended December 31, 2001:
                                           HYPD          SCS          Totals
                                        -----------  ------------  ------------
         Revenues                       $   45,526   $    81,214   $   126,740
         Cost of sales                     (73,115)     ( 79,844)     (152,959)
         Selling, general and
           administrative                 (269,951)   (1,083,458)   (1,353,409)
         Depreciation and amortization     (37,047)         (944)      (37,991)
         Interest income                     3,963                       3,963
         Interest expense                   (2,739)                     (2,739)
         Other income                        2,874                       2,874
                                        -----------                ------------
         Net loss                       $ (330,489)  $(1,083,032)  $(1,413,521)
                                        ===========  ============  ============

         Expenditures for long-lived
           assets                       $    2,166                 $     2,166


6 Months Ended December 31, 2001:

                                           HYPD          SCS          Totals
                                        -----------  ------------  ------------
         Revenues                       $   88,199   $   121,610   $   209,809
         Cost of sales                    (186,784)     (125,158)     (311,942)
         Selling, general and
           administrative                 (543,242)   (1,131,165)   (1,674,407)
         Depreciation and amortization     (83,891)       (1,888)      (85,789)
         Interest income                     8,036                       8,036
         Interest expense                   (5,719)                     (5,719)
         Other income                        2,874                       2,874
                                        -----------  ------------  ------------
         Net loss                       $ (720,527)  $(1,136,601)  $(1,857,128)
                                        ===========  ============  ============

         Expenditures for long-lived
           assets                       $    3,611                 $     3,611


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

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Results  of  Operations

     Integrated  Technology  (IT)  Service  Segment
     Integrated technology service sales decreased from $266,130 to $89,199 because during calendar 2001 we effectively ceased our old business of sales and support of computer hardware and software. When we moved to our new facilities in Spring 2001, we began offering our Hypersource integrated technology outsourcing service. We expect this service ultimately to result in a recurring revenue base, but to date the sales of this service offering have been slower than expected. We are also pursuing IT projects and hope to show significant results during fiscal 2002.

     Cost of Revenues decreased to $186,784 for the six (6) months ended December 31, 2001. This compared to $601,753 for the same period in 2000. The reduction is due to the drop in revenues and also due to the one-time inventory charges that were taken last year. Additionally, we had staffed up in 2000 in preparation for our migration to the ITC business model, but we later reduced our workforce. Therefore, employee costs are lower in the six months ended December 31, 2001 as compared with the six months ended December 31, 2000.

     For the six (6) month period ended December 31, 2001, gross margin decreased to (112)% compared to (95)% for the same period in 2000. The decrease is due to the overall drop in service revenues resulting from the slow ramp-up of the new facility. As we ramp up the incremental costs are few, so we expect to achieve much better margins once we book additional ITC business.

     Selling, General and Administrative expenses increased to $ 627,133 in the six (6) month period ending December 31, 2001, as compared to $607,148 for the same period in 2000. The December 2000 results have been restated from the amounts previously reported to reflect the fair value of warrants issued to consultants of $70,777 and other minor expenses. The net increase is a reflection of a decrease in salary and consulting expense countered with increased rent and depreciation expense.

     Net Loss. Our net loss was ($720,527) for the six (6) month period ended December 31, 2001. This compares to a loss of ($872,937) for the same period in 2000. As discussed above this is due to significant reductions in inventory, salaries, and consulting costs counterbalanced by reductions in revenue and increases in rent, utilities, and depreciation expense.

     Geophysical  Data  Services  Segment
     In our first six months operating the Geophysical Data Services Segment, we generated revenues of $121,610 and a gross margin of ($3,548) or (3%). Net loss attributable to this segment was $(1,136,601). The large increase in Selling, General, and Administrative expense is mainly due to $1,075,000 of consulting costs paid during the quarter with stock. This cost is not expected to be recurring.

Liquidity  and  Capital  Resources

     At December 31, 2001 our current ratio of current assets to current liabilities was 0.29. This compares to 1.45 for 2000. This reflects the funding of cash deficits, which resulted from operating losses during the year. Although management has prospects for additional equity funding, it is management's priority to generate positive cash flows from operations as soon as possible. See the "General Discussion and Prospective Information" below regarding our plans for significantly improved liquidity.

     We received the first release of $65,225 from the CD securing our letter of credit in favor of our landlord during November 2001. The next release of $87,260 will occur next November.

     We may obtain additional capital upon the exercise of previously-issued warrants and outstanding options for common stock.

     On September 28, 2001, the Company signed a stock subscription agreement to sell up to $750,000 on a best efforts basis, of our restricted 144 common stock to IC Investments LTD at $.50 per share. As of February 15, 2002, we have received $265,000 in connection with this agreement.

General  Discussion  and  Prospective  Information

     This year has been a continuation of our pursuit to ramp up our new facility and close and implement new recurring revenues under our ITSP business model and a diversification into the more vertical focused geophysical data services industry. Both segments of business utilize the same integrated technology center (ITC) infrastructure built and initiated last year. The integrated technology (IT) services industry, since the demise of the dot-coms has been in major flux over the last few years. As a result, the development of our IT services segment of business has proven to come much slower than originally expected. We believe this is due mainly to the general business downturn and to the long educational and sales cycles required to get our target IT customers to understand the cost/benefits of our product and service offerings which is necessary to close new business. The IT industry has been so unstable that it is more difficult today to convince customers to entrust their mission-critical data to an outside vendor. This is a success breeds success scenario. As we get more business, new customers become easier and easier to close. The complete outsourcing of the technology needs of mid-sized businesses is the niche our IT services segment seeks to occupy, and we have not pursued and do not plan to pursue conventional IT business, except for larger core IT infrastructure opportunities we have been developing with international partners whereby we will design, implement and manage IT systems that communicate via our ITC infrastructure. We expect to announce more about these core infrastructure deals in the coming weeks. Our marketing approach focuses on relationships - we differentiate ourselves by offering comprehensive integrated business solutions tailored to our customers and we have built synergetic relationships with business partners such as AT&T, Lightspeed Systems, Premiere Media Group, MaxVu, and others, which expands both our contact base and our potential offerings to our customers. In essence our personnel resources through our strategic alliances are in the hundreds and even thousands, while our own payroll is currently at 12 people. We believe the value of this approach is that we can compete on quality bundled services that have superior cost/benefit overall and not on price alone for one particular piece. Thus, we can participate in higher margin business that is much more beneficial to our clients and ourselves. This is a difficult business strategy to take initially, particularly during a business downturn, because customers become more price-sensitive. However, we believe that educating our customers regarding concepts like total cost-of-ownership, and providing a complete, customized business solution rather than competing based only on price is key to long-term success in this industry. We currently have a number of IT contracts and projects under negotiation and plan to continue to aggressively market our capabilities.

     We have experienced difficulty in generating revenues and profitability in both our operating segments so far this year, however we are extremely encouraged with the work starting up for the Geophysical Data Services segment. Although we do have significant (IT) business that we have been working on and expect to close in the near future, management made a significant decision last year to diversify and acquire SCS Corporation. The activities of the geophysical data segment have been concentrated significantly on a significant contract to convert thousands of geophysical data tapes to DVD, as discussed our latest Annual Report on Form 10-KSB. The expectation from the acquisition was to close this currently available business that could significantly enhance our cash flow from operations first and ultimately our profitability in the future. We completed the acquisition with the expectation that we would close the tape transcription project in October of 2001 and startup work in November. Based on a reorganization of the client, this time frame was pushed back until our most recent announcement on February 14, 2002. The SCS Acquisition is now beginning to meet our original expectations and based on this contract coming completely online operationally and other business for SCS such as PrimeView seismic interpretation subscription operations and data brokerage, we expect SCS will substantially exceed those expectations before the end of this fiscal year.

     Since management's priority focus is on increasing recurring service revenues as quickly as possible so that the Company cash flows itself from its operations, the officers for the Company have voluntarily given a moratorium on receiving their salaries since December 1, 2001. Although it does not appear that we will cash flow from operations during the 3rd quarter to end March 31, 2002, with the tape transcription project now coming online, the company expects substantial improvement by significantly increasing cash from operations without increasing overhead burdens. This transcription project, together with the moratorium on officer salaries, will give us a real chance to completely cash flow from operations in the fourth quarter of fiscal year end June 30, 2002. This is expected to be a major milestone and will put the company into a significant growth mode for the future.

     Based on our five-year plan, and during this process of contractually filling up our initial ITC space, we plan to raise additional capital for expansion of our facility at its first ITC and to initiate ITCs number 2 and 3 in a different parts of the country and/or in foreign countries. While these facilities are coming online, cash flowing, and becoming profitable, we will be looking to contract with the appropriate underwriter to put together a major secondary offering to expand our business model nationally and internationally.

                          PART II     OTHER INFORMATION

ITEM  1.  Legal  Proceedings


The lawsuit styled Cherie Dunn v. Hyperdynamics Corporation, Cause No. 2000-27220, 80th Judicial District Court, Harris County, Texas was settled during the quarter.


ITEM  2.  Changes  in  Securities

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

In October 2001, warrants to purchase 50,000 shares at $1.25 per share were granted to Tarrant Hancock for consulting services. We valued these options at $1,000. The expiration date of these warrants is October 18, 2002. This was a private placement made in reliance on Section 4(2) of the Act.

Between September 2001 and January 31, 2002, we issued 400,000 shares to IC Investments, LTD pursuant to $200,000 cash payments which have been made on a subscription agreement to purchase up to 1,500,000 shares of common stock. This was a private placement made in reliance on Section 4(2) of the Act.

In November 2001, Darren-Anthony Lumar, a former officer of the Company, received 100,000 shares of restricted stock in connection with the cashless exercise of 300,000 warrants which had been issued to him on July 25, 2001. This was a private placement made in reliance on Section 4(2) of the Act.

In December 2001, Earl Norwood purchased 100,000 shares of restricted stock for $25,000 and received warrants to purchase an additional 100,000 shares at an exercise price of $1.00 pursuant to a subscription agreement. This was a private placement made in reliance on Section 4(2) of the Act.


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

                                                            By:  /s/  Kent Watts
                                                               -----------------
                                              Kent Watts, Chairman of the Board,
                           Chief Executive Officer, and Chief Accounting Officer

Dated:  February  18,  2002