Form 10QSB
period 2002-03-31
HYPERDYNAMICS CORP
filed 2002-05-20
CIK 937136

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934: For the quarterly period ended: March 31, 2002
                                                  --------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 5, 2002, 20,174,524 shares of common stock, $0.001 par value, were outstanding.
     Transitional  Small  Business Disclosure Format (check one): Yes [ ] No [X]

                                TABLE OF CONTENTS

PART  I     FINANCIAL  INFORMATION

     ITEM 1     Financial Statements

          Consolidated Balance Sheet at
               March 31, 2002                                                  3

          Consolidated  Statements  of  Income  for  the  three
               and  nine  months  ended  March  31,  2002
               and  2001                                                       4

          Consolidated  Statements  of  Cash  Flows  for  the  nine
               months  ended  March  31,  2002  and  2001                      5

          Notes  to  Consolidated  Financial  Statements                       6

     ITEM 2     Management's  Discussion  and  Analysis  of  Financial
                Condition  and  Results  of  Operations                        8

PART  II     OTHER  INFORMATION

     ITEM 1     Legal  Proceedings                                            12

     ITEM 2     Changes  in  Securities                                       12

     ITEM 6     Exhibits  and  Reports  on  Form  8-K                         12

          (a)   Exhibits

          (b)   Reports  on  Form  8-K

     SIGNATURES                                                               13

                         PART 1   FINANCIAL INFORMATION

Item  1     FINANCIAL  STATEMENTS

                              HYPERDYNAMICS CORPORATION
                             Consolidated Balance Sheet
                                   March 31, 2002

ASSETS
Current Assets
                                                                   Cash  $    59,645
                                      Restricted certificate of deposit       87,260
  Accounts receivable, net of allowance for doubtful accounts of $4,601       10,411
                                                              Inventory       49,868
                                     Advances to officers and directors        6,196
                                                   Other current assets        6,795
                                                                         ------------
                                                   TOTAL CURRENT ASSETS      220,175
                                                                         ------------
Property and Equipment, net of accumulated depreciation of $231,253          724,723
Other Assets
                                     Restricted certificate of deposit       283,595
             Customer list, net of accumulated amortization of $39,483        11,517
             14,067er list, net of accumulated amortization of $34,383        16,617
                                                              Deposits        23,432
                                                                         ------------
                                                    Total other assets       318,544
                                                                         ------------

TOTAL ASSETS                                                             $ 1,263,442
                                                                         ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
                                    Current portion of installment debt  $    18,937
                                  Accounts payable and accrued expenses      322,163
                                                           Accrued rent      184,730
                                             Accrued salary to officers       82,837
                                                      Customer deposits       35,334
                                                      Dividends payable      177,792
                                     Dividends payable to related party       90,833
                                                                         ------------
                                              TOTAL CURRENT LIABILITIES      912,626
                                                                         ------------
                                  LONG-TERM PORTION OF INSTALLMENT DEBT       67,353
                                                                         ------------
TOTAL LIABILITIES                                                            979,979
Stockholders' Equity
        Preferred stock, par value $0.001; 20,000,000 shares authorized
                         Series A - 1,945 shares issued and outstanding            2
                         Series B - 2,725 shares issued and outstanding            3
          Common stock, par value $0.001; 50,000,000 shares authorized;
                              19,427,524 shares issued and outstanding.       19,428
                                             Additional paid-in capital    7,921,546
                                                       Retained deficit   (7,657,516)
                                                                         ------------
                                             Total stockholders' equity      283,463
                                                                         ------------
                             TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $ 1,263,442
                                                                         ============

                                  HYPERDYNAMICS CORPORATION
                                Consolidated Income Statements
                     3 Months and 9 Months ended March 31, 2002 and 2001

                                   3 MONTHS ENDED                         9 MONTHS ENDED
                              2002                2001               2002                2001
                       ------------------  ------------------  -----------------  ------------------
Revenues               $          43,732   $          89,744   $        253,541   $         355,874
Cost of Revenues                 122,829             142,014            434,770             743,767
                       ------------------  ------------------  -----------------  ------------------
        GROSS MARGIN             (79,097)            (52,270)          (181,229)           (387,893)
                       ------------------  ------------------  -----------------  ------------------
  Operating Expenses
             Selling              11,760              63,262             78,221             157,370
         General and
      Administrative             580,630             296,556          2,188,577             873,943
        Depreciation              39,441              42,034            125,220              94,290
                       ------------------  ------------------  -----------------  ------------------
     TOTAL OPERATING
            EXPENSES             631,831             401,852          2,392,018           1,125,603
                       ------------------  ------------------  -----------------  ------------------
      OPERATING LOSS            (710,928)           (454,122)        (2,573,247)         (1,513,496)
Other Income
(Expense)
           (Loss) on
retirement of assets                                  (4,539)                               (20,149)
   Impairment (loss)                                  (8,178)                               (29,735)
               Other                   1              10,204              2,875              11,182
     Interest income               6,507              16,535             14,544              69,669
    Interest expense              (3,386)             (2,798)            (9,105)             (3,491)
                       ------------------  ------------------  -----------------  ------------------
            NET LOSS            (707,806)           (442,898)  $     (2,564,933)  $      (1,486,020)
           PREFERRED
            DIVIDEND
         REQUIREMENT             (46,215)            (19,487)          (128,742)            (75,844)
                       ------------------  ------------------  -----------------  ------------------
            NET LOSS
       CHARGEABLE TO
              COMMON
        SHAREHOLDERS   $        (754,021)  $        (462,385)  $     (2,693,675)  $      (1,561,864)
                       ==================  ==================  =================  ==================

   BASIS AND DILUTED
      LOSS PER SHARE   $            (.04)  $            (.03)  $           (.16)  $            (.12)
    Weighted average
  shares outstanding          18,750,828          13,860,189         16,563,708          13,516,970

                            HYPERDYNAMICS CORPORATION
                      Consolidated Statements of Cash Flows
                     9 Months Ended March 31, 2002 and 2001

                                                   2002              2001
                                              ---------------  -----------------
Cash flows from operating activities
                                    Net loss  $   (2,564,933)  $     (1,486,020)
 Adjustments to reconcile net income to cash
 provided from operating activities
               Depreciation and amortization         125,221             94,290
                                  Impairment                             26,235
                Loss on retirement of assets                             20,149
                 Options and warrants issued          58,442            182,359
            Common stock issued for services       1,325,000            206,727
Changes in:
                         Accounts receivable          20,277            467,189
                                   Inventory          (3,691)              (202)
                        Other current assets          35,236            (15,668)
                           Customer deposits          35,334
       Accounts payable and accrued expenses         213,210              6,027
                                              ---------------  -----------------
      NET CASH USED FOR OPERATING ACTIVITIES        (755,904)          (498,914)
                                              ---------------  -----------------
Cash flows from investing activities
Release of restricted certificate of deposit          65,445
                         Increase in deposit                             (2,800)
               Collection of note receivable                            400,000
          Purchase of property and equipment          (6,611)          (786,891)
                                              ---------------  -----------------
      NET CASH USED FOR INVESTING ACTIVITIES          58,834           (389,691)
                                              ---------------  -----------------
Cash flows from financing activities
                   Purchases of common stock                             (2,602)
 Collection of stock subscription receivable          95,000
      Increase in accrued salary to officers          82,837
              Proceeds from installment debt                            105,598
                Payments on installment debt         (12,687)            (4,331)
          Proceeds from sale of common stock         557,300             18,819
                                              ---------------  -----------------
 NET CASH PROVIDED FROM FINANCING ACTIVITIES         722,450            117,484
                                              ---------------  -----------------
             Net increase (decrease) in cash          25,380           (771,121)
                 CASH AT BEGINNING OF PERIOD          34,265          1,033,435
                                              ---------------  -----------------
                       CASH AT END OF PERIOD  $       59,645   $        262,314
                                              ===============  =================

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

2. During the nine months ended March 31, 2002, 349,750 options were exercised for $212,300 and 100,000 shares were issued upon the cashless exercise of 300,000 warrants with an exercise price of $.40 when the market price was $.60. 1,224,858 shares were issued to professionals in payment of legal costs accrued in the prior year or to extinguish accounts payable of $951,659. We issued 2,644,301 shares valued at $1,325,000 to consultants for services rendered in the nine months ended March 31, 2002. We issued 741,170 shares for $345,000 invested pursuant to private subscription agreements. Also during the nine months, we extended the expiration date of warrants issued to consultants to purchase 321,181 shares of common stock at exercise prices ranging from $0.50 to $1.50 resulting in compensation expense of $58,442, which is reflected as an increase in additional paid-in capital. As of May 6, 2002, 47,000 additional shares were purchased for cash of $23,500 and 34,313 shares were issued to settle accounts payable of $14,755.

Additionally, on April 23, 2002, 700,000 shares were issued to Seacon Computer
     Systems, Inc. as a partial payment of $350,000 against the $700,000 contingent note payable for the acquisition of SCS Corporation. The payments were originally scheduled to be paid quarterly. The amount of payment was to have been a cash payment of 25% of SCS' profit for the quarter and a stock payment of 25% of SCS' profit for the quarter. Seacon accepted the stock as a prepayment of the cash portion of the note. Therefore, the quarterly payment in the future will be 25% of SCS' profit for that quarter, paid in stock. As yet, SCS has not recorded any profits. The shares issued in April will be recorded as of the issuance date as an adjustment to the purchase price and thus an increase of goodwill. The increased goodwill will be tested for impairment at year-end in accordance with SFAS 142.

3. Segment information. During the nine months ended March 31, 2001, the company had no reportable segments. During the nine months ended March 31, 2002, the company had two reportable segments, geophysical data services
     (SCS) and integrated technology segment (HYPD). The following tables summarize certain balance sheet and income statement data as required by SFAS 131:

As  of  March  31,  2002:

                                         HYPD               SCS             Totals
                                    ---------------  -----------------  ---------------
         Segment assets             $    1,178,902   $         84,540   $    1,263,442

3 Months Ended March 31, 2002:

                                         HYPD               SCS             Totals
                                    ---------------  -----------------  ---------------
     Revenues                       $       34,523   $          9,209   $       43,732
     Cost of sales                         (88,562)           (34,267)        (122,829)
     Selling, general and


       administrative                     (332,080)          (260,310)        (592,390)
     Depreciation and amortization         (38,497)              (944)         (39,441)
     Interest income                         6,507                               6,507
     Interest expense                       (3,255)              (131)          (3,386)
     Other income                                1                                   1
                                    ---------------  -----------------  ---------------
     Net loss                       $     (421,363)  $       (286,443)  $     (707,806)
                                    ===============  =================  ===============

     Expenditures for long-lived
       assets                       $        3,000                      $        3,000

9 Months Ended March 31, 2002:

                                         HYPD               SCS             Totals
                                    ---------------  -----------------  ---------------
     Revenues                       $      122,722   $        130,819   $      253,541
     Cost of sales                        (275,345)          (159,425)        (434,770)
     Selling, general and
       administrative                     (875,323)        (1,391,475)      (2,266,798)
     Depreciation and amortization        (122,388)            (2,832)        (125,220)
     Interest income                        14,544                              14,544
     Interest expense                       (8,974)              (131)          (9,105)
     Other income                            2,875                               2,875
                                    ---------------  -----------------  ---------------
     Net loss                       $   (1,141,889)  $     (1,423,044)  $   (2,564,933)
                                    ===============  =================  ===============

     Expenditures for long-lived
       assets                       $        6,611                      $        6,611


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

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

During the quarter, and so far this quarter, we have reached significant milestones that management feels will totally turn operations around and give us a solid core base to grow from. After reading the historical information as analyzed in the "Results of Operations" section, please take a moment to read significant information for consideration in the "Liquidity and Capital Resources" section and the "General Discussion and Prospective Information" section. Management feels strongly that these sections of this Management Discussion and Analysis reveal trends and accomplishments that indeed can turn us quickly from qualifying as a speculative investment to a more fundamentally sound growth-based investment.

Results  of  Operations

     Integrated Technology (IT) Service Segment

     Integrated technology service segment sales decreased from $355,874 to $122,722 because during calendar 2001 we effectively ceased our old business of sales and support of computer hardware and software. When we moved to our new facilities in Spring 2001, we began offering our Hypersource integrated technology outsourcing service. We expect this service ultimately to result in a recurring revenue base, but to date the sales of this service offering have been slower than expected. We are also pursuing IT projects and hope to show significant results during fiscal 2002 and beyond.

     Cost of Revenues decreased to $275,345 for the nine (9) months ended March 31, 2002. This compared to $743,767 for the same period in 2001. The reduction is due to the drop in revenues, which was accompanied by a reduction of cost of hardware, and also due to the one-time inventory charges that were taken last year. Additionally, we had staffed up during 2000 in preparation for our migration to the ITC business model, but we later reduced our workforce. Therefore, employee costs are lower in the nine months ended March 31, 2002 as compared with the nine months ended March 31, 2001.

     For the nine (9) month period ended March 31, 2002, gross margin decreased to (124)% compared to (109)% for the same period in 2001. The decrease is due to the overall drop in service revenues resulting from the slow ramp-up of the new facility. Our fixed costs associated with the ITC business model are relatively high and the variable costs are relatively low, so we expect to achieve much better margins once we book additional ITC business.

     Selling, General and Administrative expenses decreased to $ 875,323 in the nine (9) month period ending March 31, 2002, as compared to $1,031,319 for the same period in 2001. The March 2001 results have been restated from the amounts previously reported to reflect the fair value of warrants and options issued to consultants of $182,359 and other minor expenses. The net decrease is a reflection of a decrease in salary and consulting expense countered with increased rent and depreciation expense.

     Net Loss. Our net loss was ($1,141,889) for the nine (9) month period ended March 31, 2002. This compares to a loss of ($1,486,020) for the same period in 2001. As discussed above this is due to significant reductions in inventory, salaries, and consulting costs counterbalanced by reductions in revenue and increases in rent, utilities, and depreciation expense.

     Geophysical Data Services Segment

     In our first six months operating the Geophysical Data Services Segment, we generated revenues of $130,819 and a gross margin of ($28,606) or (21%). Net loss attributable to this segment was $(1,423,044). The large increase in Selling, General, and Administrative expense is mainly due to $1,075,000 of consulting costs paid during the three months ended December 31, 2001 with stock.

     This cost is not expected to be recurring. An additional $250,000 of consulting costs was settled with stock in the quarter ended March 31, 2002. The costs are associated with the closing of a contract involving seismic data interpretation and exploration off of the coast of Guinea, Africa.


Liquidity  and  Capital  Resources

     At March 31, 2002, our current ratio of current assets to current liabilities was 0.24. This compares to 1.42 for 2001. This reflects the funding of cash deficits, which resulted from operating losses during the year. Although management has prospects for additional equity funding, it remains management's priority to generate positive cash flows from operations as soon as possible. We feel it is very important to note here that conservative forecasts of net increase in operational cash flow from our recently announced tape transcription contract alone is in a range of $30,000 to $60,000 per month and we expect to be ramped up to full production capacity by June 30, 2002, the end of our fiscal year. See the "General Discussion and Prospective Information" below regarding our plans for significantly improved liquidity from our tape transcription contract and significant other business at hand.

     We received the first release of $65,225 from the CD securing our letter of credit in favor of our landlord during November 2001. The next release of $87,260 will occur in November 2002.

     We may obtain additional capital upon the exercise of previously issued warrants and outstanding options for common stock. The stronger our market becomes the more likely these warrant and option exercises will occur.

     On September 28, 2001, the Company signed a stock subscription agreement to sell up to $750,000, on a best efforts basis, of our restricted 144 common stock to IC Investments LTD at $.50 per share. As of May 15, 2002, we have received $300,000 in connection with this agreement. The recent decline of our market price makes it more difficult to raise funds from this and other private financing sources at the moment. Management expects to close business, make announcements, show improving results, including hard forecasts, significant enough in the near future to substantially enhance demand for our securities within the market and again allowing us to obtain additional funding from these stock subscription sources. Management's immediate goal is to cash flow the company from operations on a monthly basis by July 2002, the first month of our new fiscal year, and then ongoing thereafter for the foreseeable future. By attaining this next milestone and realizing the associated revenues, we also expect to have additional financing options made readily available to us for growth capital using more conventional equity financing methods at much higher stock prices resulting in a significant anti-dilution effect with respect to book value and market value per share.

General  Discussion  and  Prospective  Information

     This year has been a continuation of our pursuit to fill up our new facility and close and implement new recurring revenues under our ITSP business model. Additionally we are diversifying into the more vertical focused geophysical data services industry. Both segments of business utilize the same integrated technology center (ITC) infrastructure built and initiated last year. The integrated technology (IT) services industry, since the demise of the dot-coms has been in major flux over the last few years. As a result, the development of our IT services segment of business has proven to come much slower than originally expected and our strategies have changed dramatically as a result.

     The IT industry has been so unstable that it is more difficult today to convince customers to entrust their mission-critical data to an outside vendor. This is a success-breeds-success scenario. As we get more business, new customers become easier and easier to close. The complete outsourcing of the technology needs of mid-sized businesses is the niche our IT services segment seeks to occupy, and we have not pursued and do not plan to pursue conventional IT business, except for our strategy implemented and discussed hereunder for very large core IT infrastructure opportunities we have been developing.

     We have been working diligently with international partners whereby we will design, implement and manage IT systems that communicate via our ITC infrastructure. Bob Hill, Senior Vice President for the company has been focused since January 2002 on procuring very large foreign government based project opportunities that involve high finance methodologies. We currently have written commitments from two heads of state, of two separate countries, who have committed to provide sovereign guarantees that will facilitate funding of very large projects in each of their respective countries. Upon completion of contracts, we will become significant participants in these projects. As a result also of this strategy, we are also in the process of closing a subcontract purchase order for a project soon to be announced that once closed would yield approximately $6MM of revenue over approximately two years for us. Management felt it was prudent to mention these three projects that we are working to close since the smallest of these would more than double our revenues over our largest reported revenue year ever and almost immediately make us cash flow positive and profitable.

     Our marketing approach focuses on relationships - we differentiate ourselves by offering comprehensive integrated business solutions tailored to our customers and we have built relationships with business partners such as AT&T, Lightspeed Systems, and others. Using this strategy our personnel resources through our strategic alliances are in the hundreds, while our own payroll consists currently of 12 people. We believe the value of this approach is that we can compete on quality bundled services that have superior cost/benefit overall and not on price alone for one particular piece. Thus, we can participate in higher margin business that is much more beneficial to our clients and ourselves. This is a difficult business strategy to take initially, particularly during a business downturn, because customers become more price-sensitive. However, we believe that educating our customers regarding concepts like total cost-of-ownership, and providing a complete, customized business solution rather than competing based only on price is key to long-term success in this industry. We have not abandoned our belief in the HyperSource product, but we are currently concentrating on areas that we expect to result in more rapid gains in cash flow, such our tape transcription projects, GHRC participation as discussed below, and foreign government based projects as discussed above.

     We are extremely encouraged with the work that has started for the Geophysical Data Services segment. Management made a significant decision last year to diversify and acquire SCS Corporation. The activities of the geophysical data segment have been concentrated significantly on a significant contract to convert thousands of geophysical data tapes to DVD. The expectation from the acquisition was to close this currently available business that could significantly enhance our cash flow from operations first and ultimately our profitability in the future. We completed the acquisition with the expectation that we would close the tape transcription project in October of 2001 and startup work in November. Based on a reorganization of the major oil company client, this time frame was pushed back until our most recent announcement on February 14, 2002. The project was further pushed back, but the final contracts were executed in April 2002. Thus, a major milestone was reached this quarter with the award of this major tape transcription project.

     Since that announcement and during the current quarter, mobilization fees have been paid for that project and the first shipment of over 10,000 tapes to process have been formerly on ordered for delivery. We have received our first 6 pallets of tapes. We expect a continuous flow of tapes until we have a significant backlog in our facility. Under the contract we will transcribe a minimum budget of $660,000 worth of tapes in the first contract year beginning in March. Thus, as discussed in the previous quarterly report, the SCS Acquisition is now beginning to meet our original expectations and based on this contract coming completely online operationally and other business for SCS such as PrimeView seismic interpretation subscription operations and data brokerage, and the new operations with Guinea Hydrocarbon Resources Corporation discussed below, we expect SCS will exceed our expectations by the end of our fiscal year ending June 30, 2002.

     Another major SCS accomplishment was the recent formation of Guinea Hydrocarbon Resources Corporation (GHRC- a new entity 50% owned by SCS). Pursuant to a March 4th agreement with USOil Corp. out of Houston, Texas, GHRC received the assignment of all the rights of the 1995 Royalty and Production Sharing Agreement (RPSA) including all extensions and amendments thereof between USOil and the Republic of Guinea, West Africa. During March and part of April, GHRC successfully contracted with Offshore Seismic Surveys (OSS) which received permits from the government of Guinea and operating under the terms of the RPSA completed a significant 2-D seismic shoot in the 16,000,000+ acres covered by the RPSA offshore Guinea. On April 23rd we announced that GHRC obtained the largest concession offshore the west coast of Africa. It was also announced that GHRC was now actively presenting its Guinea Offshore Exploration and Production venture to qualified companies to participate in the exploration phases of the RPSA. The offer can be viewed on the company's Web site at www.guineaoffshore.com
                                                          ----------------------
     Collectively, under the offer participants are expected to pay a minimum of $10MM to fund the exploration phases of the agreement. After the exploration phases are complete, GHRC will retain an ongoing interest in all production of the entire offshore area. Currently, GHRC has signed up non-disclosure and working agreements with five different consultants, all currently bringing prospective participants in to SCS offices to evaluate preliminary data. Based the level of interest and significant number of parties now coming back for 2nd and 3rd geological meetings, we expect to obtain commitments from significant participants in the near future. By GHRC obtaining these participants, we will see substantial financial benefits that we hope to be able to announce in the near future.

     Management's priority focus is on increasing revenues as quickly as possible so that the Company cash flows itself from its operations.
     Although it does not appear that we will cash flow from operations during the 4th quarter to end June 30, 2002, with the tape transcription project now coming online, the real possibility of obtaining significant participants in GHRC, and other large IT projects in the latter stages of the sales process, the company expects substantial improvement by significantly increasing cash from operations without increasing overhead burdens, since the officers for the Company have voluntarily given a moratorium on receiving their salaries since December 1, 2001. Additionally, management expects to cash flow from operations by July 2002 on a monthly basis and then ongoing for the foreseeable future thereafter. At that point we will have achieved our goal to be classified as a fundamentally sound growth company and we will then look to continue implementation of our five-year plan for growth in revenues and profits.

                          PART II     OTHER INFORMATION



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

Between February 1, 2002 and May 6, 2002, we issued 297,000 shares to IC Investments, LTD pursuant to $148,500 cash payments, which have been made on a subscription agreement to purchase up to 1,500,000 shares of common stock. This was a private placement made in reliance on Section 4(2) of the Act.

In March 2002, an investor purchased 41,170 shares of restricted stock for $20,000 pursuant to a subscription agreement. This was a private placement made in reliance on Section 4(2) of the Act.

In March 2002, we extended the expiration date of warrants previously issued to Colleen Wilkend, a consultant, to purchase 150,000 shares of restricted stock at $.50 per share. The expiration date of these warrants is March 31, 2003. This was a private placement made in reliance on Section 4(2) of the Act. In April 2002, we issued 700,000 shares of restricted stock to Seacon Computer Systems, Inc. as a partial payment of the contingent note payable deriving from the acquisition of SCS Corporation. This was a private placement made in reliance on
Section  4(2)  of  the  Act.

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

Dated:  May 17, 2002