Form 10KSB
period 2002-06-30
HYPERDYNAMICS CORP
filed 2002-10-15
CIK 937136

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] Annual Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934; For The Fiscal Year Ended: June 30, 2002

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


Securities registered under Section 12(b) of the Exchange Act:

                                              Name of Each Exchange
     Title  of  Each  Class                    on which Registered
     ----------------------                    -------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for the year ended June 30, 2002 were $355,628. The aggregate market value of Common Stock held by non-affiliates of the registrant at September 27, 2002, based upon the last reported sales prices on the OTCBB of
$0.28      was  $5,204,208.  As  of  September  27,  2002, there were 21,231,971
Shares  of  Common  Stock  outstanding.

                                TABLE OF CONTENTS

PART I

    Item 1  Business                                                                3

    Item 2  Properties                                                              8

    Item 3  Legal Proceedings                                                       9

    Item 4  Submission of Matters to a Vote of Security Holders                     9

PART II

    Item 5  Market for Registrant's Common Equity and Related Stockholder Matters  10

    Item 6  Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                                  14

    Item 7  Financial Statements                                                   18

    Item 8  Changes in and Disagreements With Accountants in Accounting and
            Financial Disclosure                                                   18

PART III

    Item 9   Directors, Executive Officers, Promoters and Control Persons;
             Compliance with Section 16(a) of The Exchange Act                     19

    Item 10  Executive Compensation                                                21

    Item 11  Security Ownership of Certain Beneficial Owners and Management        24

    Item 12  Certain Relationships and Related Transactions                        26

    Item 13  Exhibits and Reports on Form 8-K                                      27

PART  I

ITEM  1     Business

Focus Shift to Seismic Data Management, and Oil and Gas Exploration

Out of necessity resulting from a dramatic downturn in the IT services and related communications industries, and the design of a basic diversification strategy, we transitioned our focus this year. In the most general sense, the company leveraged its resources away from a troubled IT services market and diversified to a more clear cut vertical focus in the arena of seismic data management within the oil and gas exploration industry. This shift of focus began after the acquisition of SCS Corporation in May of 2001. This resulted in the addition of Oil and Gas industry based service revenues associated with seismic data management to our revenue base.

The necessity to vertically focus and diversify began when we experienced serious problems in the transition regarding the time it took for our mission critical fiber to be installed at the new facility in 2001. The Company encountered unforeseen delays in moving into its new facility while the entire ITSP industry was encountering major difficulties. The need for vertical diversification away from general ITSP services was accented dramatically during the year with the literal downfall of so many once viable communications companies including such name brands as Worldcom, as one example.

ITSP  business  model  re-prioritized  and  placed  on  hold

As required by the companies ITSP business plan, in January 2000 the Company raised approximately $3,000,000 in capital from preferred stock series A holders with a commitment to raise eight million dollars ($8,000,000) altogether. According to the plan a substantial portion of this initial $3,000,000 was immediately allocated for required ITC infrastructure. Following the initial receipt of the three million dollars that netted the Company approximately $2,600,000 in cash, it was subsequently determined that the additional commitment for the required five million in additional equity financing was part of a sham. Based on allegations brought forth and additional information discovered after the litigation was filed, it is now clear to management that the Company never had a chance to raise sufficient capital and was in essence prevented from raising the capital necessary to properly implement the ITSP business model in 2000 and 2001. These and other serious issues resulted in the Company's counter lawsuit (Item 3 Legal Proceedings) filed during the fiscal year. The Company believes that the Preferred Stock, series A shareholders prevented us from raising the additionally required capital necessary to make our Hypersource service model operationally viable. The lack of that planned-for capital resulted in no funds available for product and service development or marketing and sales. As a result, the Company failed to obtain minimally required core ITSP business at the Company's new facility in 2000 and 2001. The original plan was to raise a minimum of eight million dollars ($8,000,000) necessary to build and sustain a reasonable core block of operational service business for its new Integrated Technology Center (ITC). Obtaining this core block of business was to be accomplished while reflecting a reasonably liquid balance sheet necessary to exude the appropriate level of confidence to our potential customers and giving them a comfort level to enter into long-term service contracts with us. Since the ITSP business model included a basic strategy to become the entire IT service arm for its customers, it was imperative that Hyperdynamics financials showed this serious financial stability and it was always an integral part of our plan to be able to do so. During the fiscal year several potential contracts were lost and never came to fruition as a result of the cash position and stability reflected in its financial position and result of operations. Consequently, we were not seriously considered for significant service business as a direct result of being prevented from raising the additional required capital pursuant to the business plan.

In addition to the lack of capital required for the successful ramp up of the ITSP business model a dramatic downturn in the communications and IT services industry made it almost impossible to close significantly more business and increase revenues for this targeted sector of the Company's business. The dramatic curtailment of required capital as discussed above and the faltering of the ITSP industry, including communication and technology companies as a whole made it clear to management that we must try to position ourselves to obtain core business in other creative ways.

A plan was born to leverage our infrastructure and shift our service focus towards vertical industries. Thus, after the acquisition of SCS, a natural vertical focus was placed on the tape transcription business being developed by the newly acquired SCS Corporation and ultimately the ITSP business model, although still believed to have future potential, has been placed on hold and de-emphasized. Instead, the ITC infrastructure has now been redirected to support the developing tape transcription and seismic data management business of SCS Corporation, our wholly owned subsidiary.

Acquisition of SCS Corporation and Leveraging of ITC Infrastructure

The Company implemented a significant diversification strategy on May 31, 2001 by closing its acquisition of SCS Corporation. This acquisition was a critical and strategic transaction that has significantly strengthened us, giving us substantial vertical industry expertise in the area of Geophysical Data Management. Neil Moore, President for SCS Corporation and Robert Bearnth, Vice President, have many years of experience in the Oil and Gas Exploration industry. Robert Bearnth is both a Geologist and Geophysicist and has worked for major oil companies including Exxon and Saudi-Aramco.

The acquisition of SCS Corporation also allowed us to justify and leverage our investment in our Integrated Technology Center (ITC). It is important to note that, although the ITSP business model has been put on hold, the same infrastructure planned to support that business model is ideal for supporting many others including our diversification into geophysical data management. Indeed we believe that without the ITC, that we would not have been able to attract the acquisition of SCS Corporation at all. Neil Moore viewed the ITC and its capabilities as a major reason to be acquired based on the capabilities and ability to fulfill service contracts in the geophysical data management industry.

Tape  transcription  business  and  related  marketing  strategies

During the year SCS Corporation closed its first major tape transcription contract to transcribe the seismic data located in Houston, Texas for the country of Trinidad and Tobago. Beginning operationally in April, the company has increased its production on this contract and other smaller jobs every month through the month of August 2002. In September, revenue numbers dropped temporarily as a result of a logistical problem that was solved in early October. However, the missed revenue for the dip in September will be recovered in future periods going forward.

Additionally, through the work of Geoserv Marketing as a consultant, Harry Briers, the Company's Executive Vice President, and Neil Moore, SCS's President, new marketing materials and strategies to provide turnkey solutions for maximizing oil company investments in their seismic data have emerged. This long-term, turnkey service is marketed as its NuDataTM services. As a result we are seeing a growing forecast trend for significant long-term transcription, conversion, and data management projects with several major oil companies. We are actively customizing programs for these potential customers and continually moving towards closing more significant contracts in the near future partly resulting from smaller projects that we have already successfully performed.

Development  of  SCS  NuDataTM  Management  System

On September 13, 2002 we acquired the copyrights and all rights to the source code of the ONYX and ONYXII related conversion and transcription software. The software is instrumental in providing the technical capabilities to handle virtually any type of tape transcription and data conversion service. The ONYX software establishes a major competitive advantage for us as a primary component for our SCS NuDataTM Management System. The ONYX software has been developed by us over the last five years and the Company is in the process of completing its latest version of the software to more fully take advantage of Microsoft's 32 bit Operating Systems such as Windows 2000 and Windows XP and future 64 bit operating systems as technology advances. As the primary cornerstone of our NuData Management System, ONYX facilitates over 120 different tape formats including such common formats like SEG A,B,C, or D, Western Code 4.2 and 1, Geocore 4, and Tempest, to name a few. These formats are converted to the more standard SEG-Y format and then consolidated to DVD. Features of the NuData(TM)Management System in addition to the ONYX based conversion capabilities include:

     - A custom and unique tape tracking system tightly monitoring and managing the transcription process and database to organize and keep track of all the data associated with a particular line or area of seismic data.

     - Bundled services to scan well logs, maps and other related information to PDF format and consolidate such related data on the same disk or DVD as the converted seismic data.

     - Quality assurance is assured. Data sets are catalogued in the NuDataTM database and then compared to client's database and reconciled to NuDataTM database.

     - Once consolidated on DVD, there are many different data management and backup solutions available for online virtual private network (VPN) access established privately for a client, to high speed transmission from Hyperdynamics transcription facility to the customer across high bandwidth capacity connection.

The Company plans to continue to develop new features to maximize the value of our NuDataTM Management System. When coupled with our extensive industry experience, the NuDataTM Management System allows us to consolidate and organize our client's seismic data in ways to save them substantial amounts in future data maintenance expenses. We can dramatically enhance our customer's accessibility and utility of their seismic data thereby enhancing their ability to find new O&G reserves faster and at a lower cost. In Summary, the NuDataTM Management System makes our clients data much more secure, accessible, manageable, and portable all while saving them significant time and money.

Guinea  Hydrocarbon  Resource  Corporation

In March 2002 SCS Corporation (SCS), our wholly owned subsidiary, entered into an agreement with USOil Corporation (USOil). USOil approached SCS with a request for assistance in meeting the requirements for oil and gas exploration that it had regarding a 1995 Revenue and Production Sharing Agreement (1995 RPSA) that they had signed with The Republic of Guinea (Guinea) in West Africa. Mr. Neil Moore, President for SCS, had years of geological and geophysical experience in exploring and studying offshore territories including West Africa, in years past. Upon a cursory review of older seismic data originally acquired by USOil,

Mr. Moore rapidly concluded that the 65,000 square kilometer area offshore Guinea warranted much more extensive investigation. This was accomplished by establishing Guinea Hydrocarbon Resource Corporation (GHRC) pursuant to the March agreement between USOil and SCS, with Mr. Neil Moore as President of GHRC, and pursuant to that same agreement, by USOil assigning 100% of its rights in the 1995 RPSA currently and in the future to GHRC. Based on Mr. Moore's work, GHRC was able to obtain a contract with a seismic acquisition vessel in the region and thus commenced to fulfill the exploration requirements set forth in the 1995 RPSA and immediately obtained approval from the government of Guinea for new seismic data to be acquired. At the time of formation of GHRC and assignment of the 1995 RPSA pursuant to the March agreement, it was reported by GHRC that the 65,000 square kilometer area was the "entire area" offshore the Republic of Guinea. We have since been informed that this is not the "entire area" but that it is the lion's share of the entire offshore territory. Our understanding now is that there is additional area in deeper water that is not covered by the 1995 RPSA.

GHRC went to Guinea and visited top officials in July 2002 and again in September 2002. In September, GHRC reported on a significant portion of the data acquired in April.

GHRC has fulfilled the requirements of the initial exploration period and has an approved work program for the first additional exploration period. GHRC is now working to fulfill the September approved work program under the 1995 RPSA. SCS, in addition to being a 50% shareholder in GHRC is continuing to manage the exploration activities of GHRC in accordance with the requirements of the 1995 RPSA and the Company is extremely pleased with GHRC's progress thus far.

Current  Focus  and  Direction  of  Business  Plan

With our emphasis on SCS Corporation's operations and focus on technology-based services for the Oil and Gas exploration industry, we realigned our services into the following three areas of services:

- GEOPHYSICAL DATA TRANSCRIPTION, MIGRATION, PROTECTION, AND RESURRECTION SERVICES - Our proprietary ONYX Software, the core of our NuDataTM Management System services, gives us advanced capabilities to efficiently transcribe seismic data off old tape media onto any other newer tape or disk media. We can perform transcription on a batch job by batch job basis or a production total migration of database basis. By transcribing and copying on a total data migration and production basis, old 2d and 3d seismic data stored on old outdated tape media can be copied off the old media, and printed well log data and associated maps and reports can be digitized and copied over to any other tape media or disk such as DVD-RAM. This migration and organization of data allows all associated data with specified lines of seismic information in a given area to be stored in an organized retrievable fashion and easily queried and quickly accessed for reference and further analysis in the future.

- MANAGEMENT OF OIL AND GAS EXPLORATION AND EXPLOITATION OPERATIONS -Including the outsource of Oil and Gas Technology services associated primarily with geophysical data management including seismic data acquisition, seismic data processing including specialties in the area of data transcription, data brokerage, geophysical interpretation and analysis. While the Company has no intention of entering the seismic data acquisition business it now has a need, through GHRC for these services and is establishing significant strategic alliances with seismic acquisition companies. Additionally, the requirement for seismic processing and interpretation of newly acquired data is quite extensive.

- ACQUISITION OF ADDITIONAL SEISMIC DATA MANAGEMENT RELATED COMPANIES. The Company is evaluating whether to establish a processing center at its integrated technology center or the possibility of acquiring a seismic processing company as a wholly owned subsidiary. Other acquisition targets that could help us increase our profits would be companies in the seismic tape transcription business and seismic data interpretation business. The Company is evaluating the possibility of acquisitions of small service companies to give the company expanded capabilities to service larger and larger projects.


          Mission  Statement

          To be the premier integrated technology service provider (ITSP(SM)) facilitating the most cost effective operations for clients within vertical industries of our core competence and significant experience

Hyperdynamics has a mission to be a premier integrated technology services provider (ITSP(SM)). Through its initial strategies, Hyperdynamics has begun to build its core ITSP infrastructure capability necessary to be a leader in the ITSP service industry of the future. The acquisition of SCS Corporation in 2001 has initiated the vertical industry strategy of the company with increasing revenues and growing expertise for technology based services in the vertical oil and gas industry.


Employees  and  Independent  Contractors

The Company has ten full time employees. The Company uses independent contractors to minimize fixed overhead. While utilization of independent contractors reduces the Company's gross profits in the interim, management believes that it ultimately minimizes its risk during our transition period and diversification strategy implementation. Direct employment is expected to increase gradually, matching revenues with expenditures. No employees are represented by a union and the Company believes that its labor relations are good.


Alliance  Partnerships,  Key  Vendors  and  Technical  Certifications

In the past three years Hyperdynamics has positioned itself to successfully shift its primary revenue base more clearly to IT services while maintaining technical expertise to continue selling hardware and software components on a convention basis. To support this strategy we have enhanced or maintained certifications with Microsoft as a Microsoft Solution Provider, Great Plains Software as eEnterprise reseller, Intel Premier Partner, and Citrix Systems Certified reseller to name a few. The actual technical certifications have now taken a back seat to our vertical software development regarding our new version of ONYX software that is the cornerstone of our NuDataSM end-to-end seismic data services. As such, our technical capabilities are much more focused now into our vertical expertise in seismic data management.

In conjunction with its plans to establish its first ITC at the Westwood Technology Center as discussed below, the Company negotiated with major International Exchange Carriers to decide on its key Internet backbone partner for its redundant and scalable bandwidth requirements. Based on their ability and commitment to deliver a redundant fiber based On-Net solution AT&T became that partner in 2001. Based on the significant downturn in the IT services and communications industries, we are currently negotiating to maintain some degree of On-Net capability under a business downturn negotiation with AT&T. Several of the oil companies we have marketed the NuDataTM Management System to, for example, have expressed the desire to have a significant data circuit into our Integrated Technology Center so that we can more easily service their seismic data management needs. Whether with AT&T or other vendors it negotiates with, the Company will maintain grade A communications as required to deliver the top level of services.

Other alliance partners established by us this fiscal year include an offshore seismic acquisition company and a supercomputer seismic data processing company.


ITEM  2     Properties

In 2000 the Company signed a 10-year lease with AGB Westwood, LTD to lease its new facilities at the Westwood Technology Center, a 540,000 square foot development in Houston, Texas. After tremendous design efforts were put forth working with Moody Rambin Interests, Lamereaux and Associates-Architects, Day Brown Rice Engineering, and Smith Commercial Construction, build-out for Hyperdynamics first Integrated Technology Center (ITC) initiated on September 12, 2000. AGB Westwood, LTD is one of the largest Real Estate development partnerships that focus on picking selected properties around the country and retrofitting them into technology centers. Basic features expected upon the completion of Westwood Technology Center are redundant power sources from Reliant Energy with an Automatic Transfer Over (ATO) switching capability in case of a power outage. Additionally, power available to the facility is expected to hit 100 watts per square foot so as to support rapid growth for companies like Hyperdynamics.

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

Under the lease the company leased approximately 17,807 square feet NRA of space to be used initially for corporate offices, data center and integration center operations as well as marketing and sales for the NuData Management System. In addition to this space we also have a right of first offer on an adjacent 15,000 sq. ft.

In our facility, the data center component provides the significant capabilities to service our clients. It is the focal point for AT&T's redundant fiber co-location and has features such as FM200 fire suppression, N+1 redundant power with battery backups, backup electric generator, redundant air conditioning, 24 inch raised flooring, leak detection, and security system.

Hyperdynamics paid the first and last months rent of the 60-month lease upon signing. Upon commencement of the lease the Company received a 6 month free rent period and then on the 7th month after commencement began paying $20,774 per month or $14 per square foot. Should the Company not elect to cancel the lease, as is its right, beginning the 55th month of the lease the rate will change to $24,114 per month or $16.25 per square foot.

Item  3     LEGAL  PROCEEDINGS


In  2001,  we  were  named  as  a  defendant in a lawsuit styled Dixon Financial
Services, Ltd. v. Fidelity Transfer Company, Erin Oil Exploration, Inc., Bill Knollenberg, Ron Bearden, R.F. Bearden Associates, Inc., James Chang, Nick H. Johnson, Riley L. Burnett, Jr., Johnson, Burnett & Chang, L.L.P., Greenberg, Peden, Siegmyer & Oshman, P.C., George Siegmyer and Hyperdynamics Corporation; Cause No. 2001-06263; In the 215th Judicial District Court of Harris County, Texas

This is a suit alleges breach of contract by failure to deliver share certificates in the name of Dixon Financial Services. Investors' claims against third parties have been denied by summary judgment leaving Hyperdynamics and Fidelity Transfer as defendants. Both rely on Fidelity Transfer's refusal to deliver certificates when a court injunction remained outstanding. The Investor asserts damages in excess of $5,000.00. The Company has and intends to continue to vigorously defend itself and denies liability. Discovery is at a standstill while the Court has considered various motions of the parties.

On April 9, 2001, we were named as a defendant in a lawsuit styled Wellington, LLC vs. Hyperdynamics Corporation et al. Civil Action# 18811-NC, The Court of Chancery of Delaware.

The Plaintiff claims that we did not carry out conversion of series A preferred stock to common stock. On August 9, 2002 an "Agreement for Transfer of Claims in Delaware Action to Georgia" was executed by the Plaintiff, Defendant, and their respective counsels. Subsequently, the lawsuit was moved in its entirety to the Atlanta, Georgia to be litigated under the lawsuit discussed BELOW. It was agreed that the Plaintiff in the Delaware action, Wellington, LLC. would become the Defendant in Atlanta.

On November 5, 2001, we filed a lawsuit styled Hyperdynamics Corporation, Plaintiff v. J.P. Carey Securities, Inc., J.P. Carey Asset Management LLC, Joseph C. Canouse, James P. Canouse, Jeffrey Canouse, Southridge Capital Management LLC, Stephen Hicks a/k/a Steve Hicks, Thomson Kernaghan & Co., Limited, Talya Davies, Cache Capital (USA), L.P., Carpe Diem, Carpe Diem LTD., and Navigator Management LTD., Defendants, Civil Action File No. 2001CV44988, In The Superior Court of Fulton County, State of Georgia.

Mark  Valentine  was  added  as  a  defendant in the case on September 12, 2002.

We filed our First Amended Complaint against Defendants on September 12, 2002 in which WE presented thirteen counts for Causes of Action against defendants including "Violations of Georgia Racketeer Influenced and Corrupt Organizations
(RICO)  Act  (O.C.G.A.  SS  16-14-1,  ET  SEO).

We believe that more than one of the Defendants worked together and operated a contrived conspiracy to create the appearance of providing initial long-term financing ($3,000,000) and additional financing commitments (up to additional $5,000,000), all from reputable sources, while the Defendants real plan was to manipulate our stock through contractually prohibited short selling and multiple breaches of the contractually agreed to selling covenants.

We intend to continue to vigorously pursue damages. The case is still in discovery at this time.

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

                     High Bid  Low Bid

FISCAL 2001

     First Quarter     3.1875   0.8125

     Second Quarter    1.9375   0.6250

     Third Quarter     1.0000   0.4375

     Fourth Quarter    0.8800   0.2500

FISCAL 2002

     First Quarter     1.3400   0.6500

     Second Quarter    1.0000   0.4000

     Third Quarter     0.9000   0.4300

     Fourth Quarter    0.6500   0.2300

On September 30, 2002, the last bid for the Common Stock as reported by the OTCBB was $0.26 per share. On September 2, 2002, there were 177 stockholders of record of the Common Stock.

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

Securities  authorized  for  issuance  under  equity  compensation  plans.

                              EQUITY COMPENSATION PLAN INFORMATION

                                                                        NUMBER OF SECURITIES
                                                                        REMAINING AVAILABLE
                       NUMBER OF SECURITIES                             FOR FUTURE ISSUANCE
                         TO BE ISSUED UPON       WEIGHTED-AVERAGE           UNDER EQUITY
                            EXERCISE OF         EXERCISE PRICE OF        COMPENSATION PLANS
                       OUTSTANDING OPTIONS,    OUTSTANDING OPTIONS,    (EXCLUDING SECURITIES
                        WARRANTS AND RIGHTS    WARRANTS AND RIGHTS    REFLECTED IN COLUMN (A))

PLAN CATEGORY                   (a)                    (b)                      (c)
---------------------  ---------------------  ----------------------  -------------------------
Equity compensation
plans approved by
security holders                           0                       0                         0
---------------------  ---------------------  ----------------------  -------------------------
Equity compensation
plans not approved by
security holders                   5,189,334  $                 0.36                   233,764
---------------------  ---------------------  ----------------------  -------------------------
       TOTAL                       5,189,334  $                 0.36                   233,764

The above table reflects all equity compensation plans to date that have not been approved specifically by security holders. The Company has a Stock and Stock Option Plan and several Individual Compensation Arrangements established by the board of directors.

The Stock Option Plan of Hyperdynamics dated effective May 7, 1997 initiated by the Board of Directors authorized 1,620,000 shares. The Board of Directors amended this plan on December 3, 2001 as the "Stock and Stock Option Plan" and increased the total shares available under the plan by 3,500,000 additional shares. This brought the total shares that could be issued under the plan to 5,120,000. The Company has been successful in attracting and retaining qualified personnel and specialized consultants. The Company believes that its future success will depend in part on its continued ability to attract and retain highly qualified personnel as employees, independent consultants, and attorneys. The Company pays wages, salaries, and consulting rates that it believes are competitive.

Under the Stock and Stock Option plan, options will vest over a five-year or other negotiated period and will have a strike at a price set at the time of grant and based on the then current market value of the stock. The President of the Company has the authority as given by the Board of Directors to negotiate stock option agreements with corporate consultants as well.

As of September 30, 2002, options to purchase 1,619,560 shares have been granted under this plan and of those, 1,422,545 (1,331,295 at beginning of year + 91,250 this year) have been exercised and 32,681 have expired or been forfeited and made available for reissue. Also, 3,208,107 shares have been issued directly as compensation during the year. This leaves 164,334 options granted under employment or consulting agreements but not yet exercised and 233,764 shares left to be issued or granted pursuant to employment or consulting agreements or other determination by the board of directors.

The purpose of the stock option program will be to further the interest of the Company, its subsidiaries and its stockholders by providing incentives in the form of stock or stock options to key employees, consultants, and directors who contribute materially to the success and profitability of the Company. The issuance of stock and grants of options and warrants will recognize and reward outstanding individual performances and contributions and will give such persons a proprietary interest in the Company, thus enhancing their personal interest in the Company's continued success and progress. This program will also assist the Company and its subsidiaries in attracting and retaining key employees and directors.

On April 1, 1999 the Company approved an individual compensation arrangement for a consultant who provided various management consulting services. The compensation was 150,000 2-year warrants for unregistered 144 restricted common stock with a strike price of $0.50. The warrants were extended on the original expiration date of April 1, 2001 and the warrants were outstanding as of the fiscal year end June 30, 2002

On October 1, 1999 the Company approved an individual compensation arrangement for a consultant who provided assistant in locating financing and related public relations. The compensation was 275,000 3-year warrants for unregistered 144 restricted common stock with a strike price of $1.50 each. These warrants were outstanding as of the fiscal year end June 30, 2002.

On August 3, 2000, the Company approved an individual compensation arrangement for a consultant who provided public relation services. The compensation was 100,000 3-year warrants for unregistered 144 restricted common stock with a strike price of $1.50 each. The warrants were extended for another year on their expiration date of August , 3, 2001. These warrants were outstanding as of the fiscal year end June 30, 2002.

On July 25, 2001 the Company approved a individual compensation arrangement for each of its four officers whereby 1,500,000 warrants for restricted common stock were granted with an annual vesting for each officer with required continued employment, scheduled as follows:

            Immediate  vesting    300,000
              July  26,  2002     400,000
              July  26,  2003     400,000
              July  26,  2004     400,000

The warrants are for 3 years from the date of vesting at a price of $0.40 per share with a cashless exercise provision. On August 26, 2002 the strike price was reduced from $0.40 to $0.23 per share. On November 9, 2001, one officer exercised his 300,000 warrants through a cashless exercise with a closing price of $0.60 per share on November 8, 2001 and he was issued 100,000 shares of restricted common stock. This officer is no longer employed by the Company so the remaining 1,200,000 warrants allocated to him have been forfeited. Therefore, the outstanding warrants as of September 30, 2002 are 2,100,000 (3 remaining officers x 700,000 vested warrants each), to be added to column (a) above. Under this compensation arrangement, an additional 1,200,000 will vest if all three officers are still employed (400,000 less for any officer still not employed) on July 26, 2003 and an additional 1,200,000 will vest (400,000 less for any officer still not employed) if all three officers are still employed on July 26, 2004. Thus, there are 2,400,000 warrants available to be issued in the future to be added to column (c) above.

On September 24, 2001 the Company approved an individual compensation arrangement with its attorney, James W. Christian. Under the plan 1,015,000 shares of S-8 registered stock was issued to pay attorneys for litigation support services and other various legal fees associated with its litigation in Delaware. All of these shares were issued immediately for services rendered. Thus there are no outstanding warrants or options under this plan and all shares have been issued according to this individual compensation arrangement.

Recent Sales  of Unregistered Securities since July 2001 through September 2002

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

In April 2002, we issued 47,000 shares of section 144 restricted common stock pursuant to a Subscription Agreement, to IC Investments for $23,500 cash or $0.50 per share. This was a private placement made in reliance on Section 4(2) of the Act.

In April 2002, we issued 700,000 shares of section 144 restricted common stock in payment of the cash portion of 50% of an outstanding contingent note payable to Seacon Computer Systems, Inc. Thus, the shares paid off $350,000 cash portion of the $700,000 note at the rate of $0.50 per share. This was a private placement made in reliance on Section 4(2) of the Act.

In May 2002, we issued 50,000 shares of section 144 restricted common stock to Ben Smith pursuant to a Subscription Agreement for a $10,000 cash capital contribution at $0.20 per share. This was a private placement made in reliance on Section 4(2) of the Act.

In May 2002, we issued 100,000 shares of section 144 restricted common stock to Stanley Briers pursuant to a Subscription Agreement for a $20,000 cash capital contribution at $0.20 per share. This was a private placement made in reliance on Section 4(2) of the Act.

In May 2002, we issued 150,000 shares of section 144 restricted common stock to David Lindskog pursuant to a Subscription Agreement for a $30,000 cash capital contribution at $0.20 per share. This was a private placement made in reliance on Section 4(2) of the Act.

In May 2002, we issued 250,000 shares of section 144 restricted common stock to Jack Manning pursuant to a Subscription Agreement for a $50,000 cash capital contribution at $0.20 per share. This was a private placement made in reliance on Section 4(2) of the Act.

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

The following discussion should be read in conjunction with the financial statements and notes thereto for the fiscal years ended June 30, 2002 and 2001.

General

The fiscal year ended June 30, 2002 reflects the culmination of a major transition for us. As discussed in Item 1, Nature of Business, we have placed the ITSP business model on hold and our future operations are focused on the pursuit of opportunities in the oil and gas industry as discussed in Item 1, Nature of Business.

Results  of  Operations

Revenues decreased to $355,628 for the year ended 2002, from $426,601 for 2001. The 16.7 % decrease was due to the transitioning from the ITSP services and refocusing and starting up new contracts in the area of the Company's current focus of seismic data management services. Revenues for general IT services were significantly reduced during the year because of difficulties related to the implementation of the ITSP business model. Additionally, new business contracts in the oil and gas industry were slow to begin. However, we expect to deepen our revenue base with the creation and marketing of the NuData (TM) Management System, which began in early fiscal 2003, and with seismic data transcription services.

Cost of revenues decreased to $466,765 (131% of revenue) for the year ended 2002, from $919,538 (215% of revenue) for 2001. The reason for the significant decrease cost of sales is related directly to the decrease in related revenues and the reason cost of revenues is more than revenues reflects management's decision to keep core operational infrastructure in place and personnel on staff during the downturn of the IT services business and ramp up of our seismic data management services in transition. The cost of revenues is beginning to decrease as a percentage of revenues compared to 2001 based on gradually increased service revenues with higher contribution margins in 2002.


Selling, General and Administrative expenses increased to $2,559,069 (719% of revenue) for the year ended 2002, as compared to $2,315,421 (543% of revenue) for 2001. The most significant expenses in 2002 were legal, accounting, and consulting expenses of $1,627,660 and rent expense of $286,701. This compares with $1,401,527 of legal, accounting, and consulting in 2001 and rent of $184,567 in 2001. The relative increase in Selling, General, and Administrative as compared with revenues is attributable to the decline in revenues during 2002.

Net Loss. The net loss of the Company was $(2,915,057) for the year ended 2002, or ($0.17) per share, compared to $(2,809,183) or ($0.21) per share for 2001. The net loss available to shareholders was $(3,090,652). This amount includes the deduction for preferred stock dividends. The negative results are due to the factors discussed above.

Critical  Accounting  Policies

With respect to the Statement of Financial Accounting Standards No. 142, we prepared forecasts and analysis to test the need for possible impairment of the carrying value we have for certain assets with an indeterminable asset life. The projections we performed to calculate projected discounted net cash flows expected from the assets with a discount rate of 20%, which reflects the risk-free interest rate adjusted for our estimate of the risks associated with the cash flows, and with the following cash flow assumptions:

Increase SCS's production by 200% for 2003 and 2004
Increase SCS's production by 50% for 2005 through 2006
Increase SCS's production by 25% for 2007

Projections include actual experience from existing project including forecasted amounts on that Project plus projections for at least one major contract added each year for the SCS NuData Management System.

Current SCS NuData Management System sales in the sales cycle include four different major oil companies that we have already performed a varying degree of work for and in which they are actively working with us on significantly more business including the potential for significantly large long-term contracts. We have placed a 90% probability on forecasted business from our existing major project and a 50% probability of closing other significant business from other customers that we don't yet have a major contract with.

There is a huge demand for the SCS NuData Management System with an estimated 2 billion 2D tapes in the world to manage.

SCS owns the transcription software copyright, and has and is developing database applications to integrate with the ONYX software, giving SCS a serious competitive advantage.

Most of SCS's competitors actually use older versions of our ONYX software to fulfill requirements for clients. If tape transcriptions are done on personal computers it is highly probable that it is being done on an ONYX software based system.

Any one additional customer signing a long-term contract can yield or exceed the nominal results estimated in our projections.

The projection model does not anticipate the likelihood of additional clients coming on board that we have not even met yet.

The projected revenues do not consider potential seismic processing and interpretation revenues that could add significantly to the actual results of operations.

The projected revenues do not consider other online services, data backups, and high bandwidth access revenues expressed as a requirement by all of these companies.

We have done highly touted and successful work already for three of the major oil companies in our sales forecast and projections, so they are already customers. Our first quote with another company for transcribing for approximately fifty thousand dollars of transcription work is already quoted and awaiting an order. This customer has expressed four different projects they need us to help them on. One of the projects carries the possibility of a five year in-depth contract.

SCS has also developed an integrated tracking software and is continuing to develop a catalog database application to control and manage the complete seismic data management including associated maps, well logs, etc. into a completely integrated NuData Management System providing a turn-key service for our clients.

We could have taken the approach not to substantiate the carrying value of the goodwill in which case we would have written off up to 100% of our goodwill.

Thus, the difference of our decision to record our goodwill without impairment is simply that, if our estimates and assumptions are wrong, the goodwill could be worth nothing and on that basis we could have shown an approximately $350,000 additional loss as the effect of writing the assets down.

With respect to the Statement of Financial Accounting Standards No. 144 we prepared forecasts and analysis to test the need for possible impairment of the carrying value we have for certain long-lived assets. We used the same cash flow assumptions for SCS as stated above. Additionally, we added out corporate overhead to the projection, where appropriate. Consistent with the methodology prescribed by FAS 144, we did not apply a discount rate and we used only the cash flows for the number of years corresponding with the remaining life of the asset group being tested. We tested an asset group consisting of our investment in computer and electrical equipment for recoverability over two years and we tested the investment in our headquarters at the entity level over four years. Based on our analyses, we concluded that the assets are recoverable.

An integral part of the SCS NuData System includes having all the integrated capabilities provide by the Integrated Technology Center regarding its data center infrastructure. Every company we are working with for the NuData Management System wants to be able to store their converted and consolidated seismic database online in our data center and their requirements are met minimally with the design of our data center including the FM200 fire suppression, electrical UPS, raised flooring, backup Generator, and access to high bandwidth communications. Thus, our assumption is that our data center is used heavily and is substantiated at least its book value and should not be impaired and hasn't been.

We could have taken the approach not to substantiate the carrying value of our assets in which case we would have written off up to 100% of our fixed assets.

Thus, the difference of our decision to substantiate our long-lived assets without impairment is simply that, if our estimates and assumptions are wrong, our leasehold improvements could be worth nothing and on that basis we could have shown an approximately $586,000 additional loss as the effect of writing the assets down. Also, if our assumptions are mostly incorrect, our business will ultimately die, our assets would be worth nothing and the company could be forced to reorganize or liquidate.

Controls  and  Procedures

We have evaluated our disclosure controls and procedures within the last ninety days. The top Officer, Kent Watts who is both the CEO and CFO for the Company has concluded that the disclosure controls are highly effective and he believes the disclosures are accurate and complete.

There have been no changes to the Company's Controls and Procedures subsequent to the evaluation date.


Liquidity  and  Capital  Resources

     At June 30, 2002 the Company's current ratio of current assets to current liabilities was .20. This compares to .20 for 2001. It remains management's priority to cash flow the company from operations as quickly as possible. It is critical as discussed hereunder that the Company obtain additional working capital so that it can continue to meet current cash obligations as it continues to generate more and more cash from operations. It is important to note however, that deeper analysis of the current ratio reveals several current obligations that while they reduce the current ratio, there is no requirement to use cash to satisfy the obligation. These items include Accrued salaries payable to officers, Deposits, Dividends Payable, and Dividends payable to related party. Adjusting these amounts not requiring cash would calculate an adjusted current ratio of .61.

We have been operating with a cash deficit this entire last year. The Company has taken steps to minimize cash requirements including the officer's agreement to accept notes from the Company in lieu of cash payments for their salaries. With cash conservation steps put in place by management and increasing contribution margins beginning in April 2002, the Company has made significant progress in especially the latter part of the fiscal year in reducing and ultimately eradicating its negative cash flow from operations.

As a public company, the health of our market is paramount to be able to raise critical working capital and bridge capital. During continued tough times such as this year, our only source for obtaining critical capital historically has been through the Company's ability to place private investments with accredited investors, for restricted stock from several of our significant long-term shareholders. This last fiscal year $643,500 was raised from private accredited investors for the purchase of restricted common stock. Other funds in the amount of $222,183 were also paid into the company upon the exercise of outstanding options. Without these funds paid in, the Company would have not been able to reasonably meet its current obligations this last fiscal year.


Now, based on the progress of the Company's most significant tape conversion contract implemented in April 2002, SCS Corporation, and other sales forecasted, the Company has made significant progress towards cash flowing from operations. Based on contracts in hand, being currently performed, and forecasted sales for significant projects associated with the Company's NuDataTM Management System, we expect to cash flow our operations for the second quarter of fiscal year end June 30, 2003.

In order to bridge ourselves to a new level of operational success, management is planning for creatively raising another $250,000. On September 12, 2002, the Company signed a stock subscription agreement to sell up to $250,000 on a best efforts basis, of our restricted 144 common stock to IC Investments LTD at $.23 per share. As of October 10, 2002 the Company has raised $10,000 from this agreement.

The Company could obtain additional capital upon the exercise of previously issued in the money outstanding warrants and options for common stock.

The Company has long-term debt of $61,015 financing certain electrical equipment in its data center. We also have a contingent $350,000 note payable that is only payable with 50% of the profits of SCS Corporation. We have the right to pay this note off using common stock. The Company does not plan on using significant debt financing except for the possibility of financing income-producing assets in the future.

The Company originally purchased a CD in the amount of $436,300, which secured the lease at Westwood with a Letter of Credit arrangement. This CD and letter of credit is now $370,855 of which $87,260 ($436,300 x 20%) is due to be released to the Company on November 1, 2002. Thereafter, $87,260 will be released on November 1, 2003 and also another $87,260 on November 1, 2004. The remaining
$109,075  will  be  released  on  November  1,  2005.


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



ITEM 8 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None

PART  III

ITEM  9     Directors,  Executive  Officers,  Promoters  and  Control  Persons;
            Compliance  with  Section  16(A)  of  the  Exchange  Act

Executive  Officers  and  Directors

The following table sets forth the names and positions of each of the executive officers and directors of the Company.

            Name                          Position               Age

       Kent Watts            Director, Chief Executive Officer,   44
                             and Chief Financial Officer

       Robert J. Hill        Director, Senior Vice President      48

       Harry J. Briers       Director, Executive Vice President   39

       Lewis Ball            Secretary                            71


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

     Kent Watts, age 44, became Chairman of the Board of Directors and was named the Company's President and Chief Executive Officer on June 4, 1997. He has served as a Director and in the dual role of Chief Financial Officer since January 17, 1997. Formerly, Mr. Watts worked as an auditor for Peat, Marwick, Mitchell, and Company. He founded MicroData Systems, Inc., a former subsidiary of Hyperdynamics, in 1988. He operated as a private technology company until he became President and Chief Executive Officer of Hyperdynamics Corporation. He has extensive experience working with management information systems. Through the years Mr. Watts has been involved in the design, implementation and management of heterogeneous, multi-protocol communication networks and he has a substantial background working with a variety of operating systems, relational databases, and client-server based software applications. He brings to the Company a relatively unique blend of business, technical, and entrepreneurial experience. Mr. Watts has been a certified public accountant in Texas since 1985 and a licensed real estate broker since 1979. He received a Bachelor of Business Administration Degree from the University of Houston in 1983.

     Robert J. Hill, age 48, served as the Chief Operating Officer of the Company from June 1996 until June 1997. In July, 1997, Mr. Hill was appointed vice-president of the Company. Mr. Hill currently serves the Company in the capacity as a Director and Senior Vice President. Before joining the Company, Mr. Hill served for two years as vice president of Hudson Trinity Incorporated, a privately held Internet Service Provider and network engineering company that also contracted senior network engineers to Loral Space Systems, Inc., the principal civilian contractor for the design, development and installation of NASA's new manned space flight control center. Previously, Mr. Hill served for three years as Acquisition Manager for Loral Space Systems, Inc. Mr. Hill has earned an MBA degree from South Eastern Institute of Technology and a BA degree from the State University of New York at Potsdam.

     Harry  James  Briers,  age 39, has been a Director since March 2, 2000. Mr.
Briers was also elected as Vice President of Operations for Hyperdynamics Corporation. He served as the Director of Integrated Information Systems when he joined the company in May of 1998 and named the Chief Operating Officer in July 1998. He was named President of Ithost.net Corporation (wholly owned subsidiary) in May of 1999. He is now serving in the capacity as a Vice President and is the Company's Chief Technology Officer (CTO). From 1988 until May of 1998, Mr.
Briers owned and operated Perfect Solutions, a software consulting firm in Houston, Texas. Prior to that, he founded and operated Perfect Solutions, an office automation systems provider, for over ten years. He has extensive experience in the selling and implementation of mission critical software applications. Prior work experience included consulting for Ernst and Young in their Entrepreneurial Services Group. During 2002, Mr. Briers worked directly with the Company's marketing consultant and he was instrumental in negotiating and closing the first core tape transcription contract for SCS Corporation. Harry has BS in Accounting and a MBA from the University of Houston - Clear Lake.

     Lewis E. Ball, age 71, has served as the secretary of the Company since 1997 and as the Chief Financial Officer from June 1996 to January 1997. Mr. Lewis has been a financial consultant to a number of companies since 1993. Mr. Ball has served as a director of JVWeb, Inc. since 1997 and as secretary and treasurer of JVWeb, Inc. since 1998. Mr. Ball has many years of industry experience as a Chief Financial Officer with Stevenson Services, Inc. and Richmond Tank Car Company (from 1983 to 1993). Mr. Ball is a Certified Public Accountant and a Certified Management Accountant. Mr. Ball has a B.B.A. in Finance from the University of Texas, and he did post-graduate work in accounting at the University of Houston.

ITEM  10     Executive  Compensation

The following table reflects all forms of compensation for services to the Company for the fiscal years ended June 30, 2000, 2001 and 2002 of the executive officers of the Company. No executive officer of the Company received compensation that exceeded $100,000 during 2002.

SUMMARY  COMPENSATION  TABLE

                                    ANNUAL COMPENSATION                 LONG TERM COMPENSATION

                                                                  AWARDS          Payouts
                                                OTHER                SECURITIES               ALL
                                                ANNUAL   RESTRICTED   UNDERLYING    LTIP     OTHER
                                                COMPE-     STOCK       OPTIONS    PAYOUTS    COMPEN
NAME AND PRINCIPLE            SALARY   BONUS   NSATION     AWARDS        SARS                SATION
    POSITION           YEAR     $        $        $          $            #                    $
Kent Watts (1)         2002  $100,000  $  -0-  $    -0-  $       -0-   1,515,000  $    -0-  $    -0-
     Chief             2001   100,000     -0-       -0-          -0-         -0-       -0-       -0-
     Executive         2000   100,000     -0-       -0-          -0-      15,000       -0-       -0-
     Officer and
     Chief Financial
     Officer


Chief  Executive  Officer  Compensation

(1) On July 21, 1999, the Board of Directors of Hyperdynamics Corp. unanimously agreed to the terms of a "Executive Employment Agreement" for Kent Watts. The Agreement was duly executed on July 21, 1999 which establishes Mr. Watts as the Company's President, Chief Executive Officer (CEO), and Chief Financial Officer (CFO). In the agreement it is noted that the Company intends to hire a new CFO at the time the board deems it to be beneficial to the Company. At that time, Mr. Watts will continue his responsibilities as President and CEO while relinquishing his duty as CFO. As of September 30, 2002 Mr. Watts is still acting as the CFO for the Company. The contract allows for a base salary of $100,000 annually with a performance based incentive salary based on 5% of adjusted net income, up to an additional $100,000 in salary. Therefore, maximum salary under the Agreement is $200,000 annually. This agreement has been informally renewed on a year by year basis under the same terms. Additionally, Mr. Watts has voluntarily accepted a convertible note payable for compensation accrued between December 2001 and June 30, 2002.

     On July 25, 2001 the Company approved a warrant package for its officers. Mr. Watts obtained 1,500,000 3-year warrants for restricted common stock with a strike price of $0.23, of which 700,000 are vested and 800,000 vest at a rate of 400,000 each on July 25, 2003 and July 25, 2004.

OPTION/SAR  GRANTS  TABLE

                              OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                       [Individual Grants]

                            NUMBER OF    PERCENT OF TOTAL
                           SECURITIES      OPTIONS/SARS
             NAME          UNDERLYING       GRANTED TO       EXERCISE OR BASE   EXPIRATION DATE
                          OPTIONS/SARS     EMPLOYEES IN        PRICE ($/SH)
                           GRANTED (#)      FISCAL YEAR

            (a)                (b)              (c)                (d)                (e)
------------------------  -------------  -----------------  ------------------  ---------------
Kent P. Watts (1)
CEO and
Chief Financal
Officer                       1,500,000                25%  $             0.26      Various (1)

1) On July 25, 2001 the Company approved a warrant package for its officers where 6,000,000 warrants for restricted common stock were granted. No other options or warrants were granted during the fiscal year. Mr. Watts obtained 1,500,000 3-year warrants for restricted common stock with a strike price of $0.23, of which 700,000 are vested and 800,000 vest at a rate of 400,000 each on July 25, 2003 and July 25, 2004. The vesting schedule for the outstanding warrants are three years from the date of vesting. Thus, 300,000 warrants expire July 25, 2004, 400,000 expire on July 25, 2005, and the remaining expiration dates on the remaining unvested 800,000 warrants is undetermined at this time.

                AGGREGATED OPTIONS EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR END OPTION VALUES


                                                      NUMBER OF         VALUE OF
                                                     UNEXERCISED     UNEXERCISED IN
                                                      SECURITIES        THE MONEY
                   SHARES ACQUIRED                    UNDERLYING    OPTIONS AT FISCAL
NAME                 ON EXERCISE    VALUE REALIZED  OPTIONS AT FYE      YEAR END
Kent P. Watts (1)               0               0        1,515,000                 0
CEO and
Chief Financial
Officer

(1) Mr. Watts did not exercise any options or warrants. None of Mr. Watts's options were in the money at fiscal year end. Of these, 15,000 are options and 1,500,000 are warrants for restricted common stock of which 700,000 are currently vested. Thus, there are another 800,000 that vest 400,000 each in the next two years in July 2003 and July 2004.

Director  Compensation

There were no options or other compensation granted by the board for services rendered during the FYE 2002. There have been no director meeting expense reimbursements for 2002 and 2001.

Employee Stock and Stock Option Plan

The Company has been successful in attracting and retaining qualified personnel, the Company believes that its future success will depend in part on its continued ability to attract and retain highly qualified personnel as employees and independent consultants. The Company pays wages, salaries, and consulting rates that it believes are competitive. The Company also believes that equity ownership is an important factor in its ability to attract and retain skilled personnel including consultants, and the Board of Directors of the Company has adopted an employee stock option program.

The Stock Option Plan of Hyperdynamics dated effective May 7, 1997 initiated by the Board of Directors authorized 1,620,000 shares. The Board of Directors amended this plan on December 3, 2001 as the "Stock and Stock Option Plan" and increased the total shares available under the plan by 3,500,000 additional shares. This brought the total shares that could be issued under the plan to 5,120,000.

The Company has been successful in attracting and retaining qualified personnel, the Company believes that its future success will depend in part on its continued ability to attract and retain highly qualified personnel as employees, independent consultants, and attorneys. The Company pays wages, salaries, and consulting rates that it believes are competitive. The Company also believes that equity ownership is an important factor in its ability to attract and retain skilled personnel including consultants, and the Board of Directors of the Company has adopted an employee stock option program.

Stock to issue and/or Options to purchase a total of 5,120,000 shares of S8 registered common stock have been approved under the Plan. Options typically vest over a five-year or other negotiated period and will have a strike at a price set at the time of grant and based on the then current market value of the stock. The President of the Company has the authority as given by the Board of Directors to negotiate stock option agreements with corporate consultants as well.

As of September 30, 2002, options to purchase 1,619,560 shares have been granted under this plan and of those, 1,422,545 (1,331,295 at beginning of year + 91,250 this year) have been exercised and 32,681 have expired or been forfeited and made available for reissue. Also, 3,208,107 shares have been issued directly as compensation during the year. This leaves 164,334 options granted under employment or consulting agreements but not yet exercised and 233,764 shares left to be issued or granted pursuant to employment or consulting agreements or other determination by the board of directors.

The purpose of the stock option program will be to further the interest of the Company, its subsidiaries and its stockholders by providing incentives in the form of stock or stock options to key employees, consultants, and directors who contribute materially to the success and profitability of the Company. The issuance of stock and grants of options and warrants will recognize and reward outstanding individual performances and contributions and will give such persons a proprietary interest in the Company, thus enhancing their personal interest in the Company's continued success and progress. This program will also assist the Company and its subsidiaries in attracting and retaining key employees and directors.

ITEM  11     Security  Ownership  of  Certain  Beneficial  Owners and Management

The following table sets forth certain information at September 30, 2002, with respect to the beneficial ownership of shares of Common Stock by (1) each person who owns beneficially more than 5% of the outstanding shares of Common Stock,
(2)  each director of the Company, (3) each executive officer of the Company and
(4)  all  executive  officers  and  directors  of  the  Company  as  a  group.

NAME AND ADDRESS OF BENEFICIAL  SHARES BENEFICIALLY OWNED
OWNER
                                 Number      Percent

KENT WATTS                    21,915,185(1)     53.0%
9700 BISSONNET,
SUITE 1700
HOUSTON, TEXAS 77036

ROBERT J. HILL                   800,455(2)      1.9%
9700 BISSONNET,
SUITE 1700
HOUSTON, TEXAS 77036

HARRY JAMES BRIERS               813,000(3)      2.0%
9700 BISSONNET,
SUITE 1700
HOUSTON, TEXAS 77036


LEWIS E. BALL                     42,060(4)      0.1%
2656 SOUTH LOOP WEST
SUITE 103
HOUSTON, TEXAS 77054

ERNEST M. WATTS                20,185,1855)     48.8%
9700 BISSONNET
SUITE 1700
HOUSTON, TEXAS 77036

DJX LTD.                      20,185,185(6)     48.8%
4438 WEST 10TH AVENUE
VANCOUVER, BC V6R4R8

ALL DIRECTORS AND EXECUTIVE   23,570,700(7)     57.0%
OFFICERS AS A GROUP
(5 PERSONS PLUS DJX SHARES)


(1) This amount includes 1,015,000 shares held in certificates, options to purchase 5,000 shares at $2.00 per share and options to purchase 10,000 shares at $3.00 per share, and 700,000 shares at $.23; and 20,185,185 shares attributable to Kent P. Watts based on his relationship with his father who votes the shares of DJX Ltd.
(2) This amount includes 3-year options to purchase 87,455 shares of the common stock of the company for a strike price of $1.25, 3,000 shares at $2.00, 10,000 shares at $3.00 per share, and 700,000 shares at $.23.
(3) This amount includes currently exercisable options to purchase 3,000 shares at $2.00, 10,000 shares at $3.00 per share, and 700,000 shares at $.23.
(4) This amount includes currently exercisable options to purchase up to 8,760 shares of common stock of the Company at an exercise price of $.75 per share, currently exercisable options to purchase up to 33,300 shares of common stock of the Company at an exercise price of $1.25 per share.
(5) Ernest Watts, the father of Kent P. Watts, Chairman, CEO and President is the control person of DJX Ltd. Thus 20,185,185 shares as discussed below are attributable to him.
(6) On May 31, 2001 a stock exchange agreement was completed to acquire SCS Corporation as a wholly owned subsidiary of the Company. The Company issued 2,725 shares of Series B Preferred Stock to pay for the acquisition. Each share of Series B Preferred Stock carries a $1,000 per share face value and is convertible by written request into common stock at the lesser of $0.135 per share or 50% of the closing bid price on conversion. On September 25, 2001 the closing bid price was $.73 per share. Thus if 100% of this series B Preferred was converted at the lesser $.135 amount per share, the shares common stock shares issued would be 20,185,185. This presentation is prepared as if full conversion has occurred. DJX Ltd. is a foreign corporation with the shareholders being the grand children of Ernest M.Watts, the father of Kent P. Watts, the Chairman, CEO, and President for our Company. Two of the grand children are the minor children of Kent P. Watts. Their voting rights in DJX Ltd. stock, are exercised by Ernest M. Watts.
(7) Based on 6 above, the shares for DJX Ltd. are a related party to Kent P. Watts, Chairman and thus are added to the total shares for all Directors and Executive Officers as a group.

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

Michael Watts, the brother of Kent Watts, brother of Kent Watts the Chairman, President and CEO, is our consultant. In April 1999, we granted Michael Watts an additional 350,000 options exercisable at a strike price of $.50 per share that expire in March 2001, pursuant to the consulting agreement. On January 10, 2001 a new consulting agreement was signed with Michael Watts and he was paid a $75,000 retainer to be applied against services to be rendered. On July 25, 2001 the board of directors granted Michael Watts 125,000 options at a price of $.80 cents per share as additional compensation for the consulting agreement. Of all the 850,000 options Michael Watts has received for consulting compensation since April 1996, he has exercised 783,750 options as of September 22, 2001. On that date he held 66,250 options exercisable at a strike price of $.80 per share.

On November 30, 2001 the Company contracted with GeoServ Marketing, a company owned by Michael Watts, brother of Kent Watts. Under the Agreement, GeoServ was hired to help implement the complete business development plan for tape transcription revenues of SCS Corporation, the Company's wholly owned subsidiary. The Contract provided for a fixed fee of $375,000. This fee was paid by the issuance of S8 registered stock pursuant to the Company's Stock and Stock Option Plan. On March 1, 2002 the Agreement with GeoServ Marketing was amended to include work associated with the establishment and organization and marketing of Guinea Hydrocarbon Resource Corporation, GHRC, and additional specific fees were approved in the amount of $250,000. The $250,000 was paid by the issuance of S8 registered stock pursuant to the Company's Stock and Stock Option Plan.

In September 2000 a non-interest bearing Note was signed with then director, Bobby P. Lewis for fifteen thousand dollars ($15,000). The note was based on advances for expenses to be presented and accepted by management. The Note was originally due on September 21, 2001 but has been extended until March 31, 2002. As of September 30, 2002 the Note has not been repaid.

In December 2000 a non-interest bearing Note was signed with the Executive Vice President, Darren-Anthony Lumar for eight thousand dollars ($8,000). The note was originally due on April 15, 2001. It has been extended until March 31, 2002. As of September 30, 2002 the Note has not been repaid.

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

ITEM  13     Exhibits  and  Reports  on  Form  8-K

     (a)       EXHIBITS

          The following exhibits are filed with this Annual Report or are incorporated herein by reference:

          None

     (b)       REPORTS  ON  FORM  8-K

          None

ITEM  14  Evaluation  of  disclosure  controls  and  procedures

     Kent Watts, our Chief Executive Officer and our Chief Financial Officer have concluded that that our disclosure controls and procedures are appropriate and effective. Mr. Watts has evaluated these controls and procedures as of a date within 90 days of the filing date of is report on Form 10-KSB. There were no significant changes in the our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

                                    HyperDynamics  Corporation

                                    By:  /s/  Kent Watts
                                    --------------------
                                    Kent Watts, Chairman of the Board,
                                    Chief Executive Officer, and Chief Financial
                                    Officer

     Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons in the capacities and on the dates indicated:


Signature                              Title                      Date

/s/ Kent Watts              Chairman of the Board,          October 11, 2002
---------------------       Chief Executive Officer and
Kent Watts                  Chief Financial Officer

/s/ Robert Hill             Director                        October 11, 2002
---------------------
Robert Hill

/s/ Harry J. Briers         Director                        October 11, 2002
---------------------
Harry J. Briers

CERTIFICATIONS*
---------------
I,  Kent  Watts,  certify  that:
1. I have reviewed this annual report on Form 10-KSB of HyperDynamics
Corporation;
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  October 11, 2002


/s/
Kent  Watts
Chief Executive Officer

CERTIFICATIONS*
---------------
I,  Kent  Watts,  certify  that:
1. I have reviewed this annual report on Form 10-KSB of HyperDynamics
Corporation;
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  October 11, 2002


/s/
Kent  Watts
Chief Executive Officer

Certification  of Chief Executive Officer of  HyperDynamics Corporation pursuant
--------------------------------------------------------------------------------
to  Section  906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C.
--------------------------------------------------------------------------------
63.
--

I, Kent Watts, the Chief Executive Officer of HyperDynamics Corporation hereby certify that HyperDynamics, Inc.'s periodic report on Form 10-KSB and the financial statements contained therein, of which this certification is Exhibit Number 99.1, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d) and that information contained in the periodic report on Form 10-KSB and the financial statements contained therein fairly represents, in all material respects, the financial condition and results of the operations of HyperDynamics Corporation.

Date:   October 11, 2002             /s/  ____________________________
                                                Kent  P.  Watts
                                          Chief Executive Officer of
                                          HyperDynamics  Corporation


Certification  of  Chief Financial Officer of HyperDynamics Corporation pursuant
--------------------------------------------------------------------------------
to  Section  906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C.
--------------------------------------------------------------------------------
63.
--


I, Kent P. Watts, the Chief Financial Officer of HyperDynamics Corporation hereby certify that HyperDynamics, Inc.'s periodic report on Form 10-KSB and the financial statements contained therein, of which this certification is Exhibit Number 99.1, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d) and that information contained in the periodic report on Form 10-KSB and the financial statements contained therein fairly represents, in all material respects, the financial condition and results of the operations of HyperDynamics Corporation.


Date:   October 11, 2002             /s/  ____________________________
                                                Kent  P.  Watts
                                          Chief Executive Officer of
                                          HyperDynamics  Corporation

                            HYPERDYNAMICS CORPORATION
                          Audited Financial Statements
                          Index To Financial Statements


                                                                                 PAGE
Independent Auditor's Report                                                     F-2
Consolidated Balance Sheet as of June 30, 2002                                   F-3
Consolidated Statements of Income for the years ended June 30, 2002 and 2001     F-4
Consolidated Statements of Changes in Stockholders' Equity
     for the years ended June 30, 2002 and 2001                                  F-5
Consolidated Statement of Cash Flows for the years ended June 30, 2002 and 2001  F-7
Notes to Financial Statements                                                    F-9

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
  HyperDynamics  Corporation
  Houston,  Texas

We have audited the accompanying consolidated balance sheet of HyperDynamics Corporation and subsidiaries as of June 30, 2002, and the related consolidated statements of income, stockholders' equity, and cash flows for the two years then ended. These financial statements are the responsibility of HyperDynamics' management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HyperDynamics Corporation as of June 30, 2002, and the results of its operations and its cash flows for the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that HyperDynamics will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, HyperDynamics has suffered recurring losses from operations which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


MALONE  AND  BAILEY,  PLLC
www.malone-bailey.com
Houston,  Texas

September  13,  2002

                           HYPERDYNAMICS CORPORATION
                           CONSOLIDATED BALANCE SHEET
                               As of June 30, 2002

                    ASSETS
Current Assets
  Cash                                                    $    29,015
  Restricted certificate of deposit                            80,715
  Accounts receivable, net of allowance for
    doubtful accounts of $5,000                                27,792
  Inventory                                                     7,027
  Other current assets                                          5,724
                                                          ------------
    Total Current Assets                                      150,273

Property and equipment, net of accumulated
  depreciation of $307,315                                    617,666
Other Assets
  Investment in joint venture                                 550,000
  Restricted certificate of deposit                           283,595
  Goodwill                                                    350,000
  Deposits                                                     23,432
                                                          ------------
      TOTAL ASSETS                                        $ 1,974,966
                                                          ============

      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Current portion of installment debt                     $    19,891
  Accounts payable and accrued expenses                       969,106
  Accrued officer salaries                                    133,603
  Customer deposits                                            40,325
  Dividends payable                                           197,396
  Dividends payable to related party                          118,083
                                                          ------------
    Total Current Liabilities                               1,478,404
Long-term portion of installment debt                          61,015
Deferred rent                                                 122,330
                                                          ------------
      TOTAL LIABILITIES                                     1,661,749
                                                          ------------
Commitments and Contingencies

Stockholders' Equity
  Convertible preferred stock, par value $.001;
    stated value $1,000; 20,000,000 authorized;
    Series A - 1,945 shares issued and outstanding                  2
    Series B - 2,725 shares issued and outstanding                  3
  Common Stock, par value $.001; 50,000,000 shares
    authorized; 21,033,791 shares issued and outstanding       21,034
  Additional paid in capital                                8,491,055
  Accumulated deficit                                      (8,198,877)
                                                          ------------
    Total Stockholders' Equity                                313,217
                                                          ------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $ 1,974,966
                                                          ============

                 See accompanying summary of accounting policies
                       and notes to financial statements.

                            HYPERDYNAMICS CORPORATION
                         CONSOLIDATED INCOME STATEMENTS
                   For the Years Ended June 30, 2002 and 2001


                                                         2002          2001
                                                     ------------  ------------
Revenues                                             $   355,628   $   426,601
Cost of revenues                                         526,197       919,538
                                                     ------------  ------------
      GROSS MARGIN DEFICIT                              (170,569)     (492,937)
                                                     ------------  ------------
Operating Expenses
  Selling                                                 74,034       126,511
  General and administration                           2,561,996     1,096,471
  Litigation costs payable in stock                                    994,052
  Depreciation and amortization                          250,808       122,144
  Loss on retirement of assets                             9,523        20,149
  Impairment loss on revenue interest - Sierra-Net                      28,865
                                                     ------------  ------------
    Total Operating Expenses                           2,896,361     2,388,192
                                                     ------------  ------------
      NET LOSS FROM OPERATIONS                        (3,066,930)   (2,881,129)
                                                     ------------  ------------
Other Income (Expense)
  Interest expense                                       (10,595)       (3,549)
  Interest income                                         18,083        75,495
                                                     ------------  ------------
    Total Other Income                                     7,488        71,946
                                                     ------------  ------------
      NET LOSS                                        (3,059,442)   (2,809,183)

      Preferred dividend requirement                    (175,595)     (102,788)
                                                     ------------  ------------

NET LOSS CHARGEABLE TO COMMON SHAREHOLDERS           $(3,235,037)  $(2,911,971)
                                                     ============  ============


Basic and diluted loss per common share              $      (.19)  $      (.21)
Weighted average shares outstanding                   17,426,561    13,655,960


                 See accompanying summary of accounting policies
                       and notes to financial statements.

                            HYPERDYNAMICS CORPORATION
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                    For the Years Ended June 30, 2002 and 2001


                                              Preferred              Common
                                          Shares     Amount     Shares    Amount
                                        ----------  --------  ----------  -------

Balances, June 30, 2000                     2,560   $     3   13,021,820  $13,022

Common stock issued for:
  - cash                                                         175,000      175
  - exercise of options                                           37,638       38
  - services                                                     171,038      171
  - stock subscription                                           237,500      238

Issuance of stock options and warrants

Repurchase and cancellation of common
  stock purchased on the open market                             (2,500)       (3)

Issuance of convertible Preferred
  Stock Series B to related party in
  connection with the acquisition of
  SCS Corporation                           2,725         3

Preferred stock dividends

Conversion of preferred stock
  to common stock                            (615)       (1)     721,449      721

Payment of preferred stock dividends
  in common shares                                                10,000       10

Net loss
                                        ----------  --------  ----------  -------
Balances, June 30, 2001                     4,670         5   14,371,945   14,372

Common stock issued for:
  - cash                                                       1,349,170    1,349
  - exercise of options                                          445,250      445
  - services                                                   2,894,301    2,894
  - contingent note payable                                      700,000      700
  - accounts payable                                           1,273,125    1,274

Issuance of stock options and warrants

Preferred stock dividends

Net loss
                                        ----------  --------  ----------  -------
Balances, June 30, 2002                     4,670   $     5   21,033,791  $21,034
                                        ==========  ========  ==========  =======


                 See accompanying summary of accounting policies
                       and notes to financial statements.

                            HYPERDYNAMICS CORPORATION
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                   For the Years Ended June 30, 2002 and 2001
                                  (Continued)

                                         Additional
                                          Paid  in    Accumulated
                                          Capital       Deficit       Totals
                                        ------------  ------------  -----------
Balances, June 30, 2000                 $ 4,428,527   $(2,051,869)  $2,389,683

Common stock issued for:
  - cash                                     69,825                     70,000
  - exercise of options                      18,781                     18,819
  - services                                206,547                    206,718
  - stock subscription                       94,762                     95,000

Issuance of stock options and warrants      182,359                    182,359

Repurchase and cancellation of common
  stock purchased on the open market         (2,599)                    (2,602)

Issuance of convertible Preferred
  Stock Series B to related party in
  connection with the acquisition of
  SCS Corporation                            28,997                     29,000

Preferred stock dividends                                 (102,788)   (102,788)

Conversion of preferred stock
  to common stock                              (720)

Payment of preferred stock dividends
  in common shares                            7,721                      7,731

Net loss                                               (2,809,183)  (2,809,183)
                                        ------------  ------------  -----------
Balances, June 30, 2001                   5,034,200    (4,963,840)      84,737

Common stock issued for:
  - cash                                    477,151                    478,500
  - exercise of options                     211,855                    212,300
  - services                              1,389,606                  1,392,500
  - contingent note payable                 349,300                    350,000
  - accounts payable                        971,141                    972,415

Issuance of stock options and warrants       57,802                     57,802

Preferred stock dividends                               (175,595)     (175,595)

Net loss                                               (3,059,442)  (3,059,442)
                                        ------------  ------------  -----------
Balances, June 30, 2002                 $ 8,491,055   $(8,198,877)  $  313,217
                                        ============  ============  ==========


                 See accompanying summary of accounting policies
                       and notes to financial statements.

                            HYPERDYNAMICS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   For the Years Ended June 30, 2002 and 2001

                                                         2002          2001
                                                     ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                           $(3,059,442)  $(2,809,183)
Adjustments to reconcile net loss to cash
  used from operating activities:
    Depreciation and amortization                        250,808       122,144
    Stock issued for services                          1,392,500     1,092,958
    Options and warrants issued                           57,802       182,359
    Loss on disposition of assets                          9,523        20,149
    Impairment loss                                                     28,865
  Changes in assets and liabilities, net of
    acquisition:
    Accounts receivable                                    2,896       506,504
    Inventory                                             39,151        (6,362)
    Other current assets                                  16,752        40,670
    Accounts payable and accrued expenses                250,742      (181,414)
    Accrued officer salaries                             159,353
    Customer deposits                                     40,325
    Change in deferred rent                               17,768       122,038
                                                     ------------  ------------
NET CASH USED IN OPERATING ACTIVITIES                   (821,822)     (881,272)
                                                     ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment                    (26,018)     (700,292)
  Decrease in restricted cash                             71,990
  Proceeds from sale of assets                             2,871
  Collection of note receivable                                        400,000
  Security deposits paid                                                (2,800)
                                                     ------------  ------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES       48,843      (303,092)
                                                     ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from sale of common stock                     690,800       183,819
  Change in stock subscription receivable                 95,000       (95,000)
  Payments on installment debt                           (18,071)       (5,468)
  Proceeds from new installment debt                                   104,444
  Purchases of common stock                                             (2,601)
                                                     ------------  ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                767,729       185,194
                                                     ------------  ------------

Net Change In Cash                                   $    (5,250)  $  (999,170)
                                                     ------------  ------------
    CASH AT BEGINNING OF PERIOD                           34,265     1,033,435
                                                     ------------  ------------
    CASH AT END OF PERIOD                            $    29,015   $    34,265
                                                     ============  ============


                 See accompanying summary of accounting policies
                       and notes to financial statements.

                            HYPERDYNAMICS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   For the Years Ended June 30, 2002 and 2001



                                                   2002      2001
                                                 --------  --------

SUPPLEMENTAL DISCLOSURES
  Interest paid in cash                          $  9,801  $  3,549

NON-CASH TRANSACTIONS
  Engagement of vendor to produce seismic work
    as an investment in a joint venture          $550,000
  Issuance of common stock to cancel contingent
    liability related to the purchase of assets
    of Seacon Computer Systems, Inc.              350,000
  Issuance of common stock for accounts payable   972,415
  Payment of preferred stock dividends in
    common shares                                             7,731


                 See accompanying summary of accounting policies
                       and notes to financial statements.

                            HYPERDYNAMICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


NOTE  1  -  SIGNIFICANT  ACCOUNTING  POLICIES

Nature of business. HyperDynamics Corporation is a Delaware corporation formed in March 1996. HyperDynamics utilizes its integrated technology infrastructure to provide a variety of general and vertical industry focused services. In its own name, HyperDynamics provides generalized information technology services. Through its wholly-owned subsidiary, SCS Corporation, HyperDynamics focuses on oil and gas company services, such as seismic data management. Through SCS, HyperDynamics currently derives a significant portion of its revenue from the conversion of seismic data from tape media to modern media, such as DVD computer technology. Through SCS's investment in GHRC in late fiscal 2002 (Note 3), HyperDynamics began operations in oil and gas exploration, seismic data acquisition, processing, and interpretation.

The fiscal year-end is June 30.

Basis of presentation. The consolidated financial statements include the accounts of HyperDynamics and its wholly-owned subsidiary, SCS Corporation. Significant inter-company accounts and transactions have been eliminated.

Estimates and assumptions. Preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses at the balance sheet date and for the period then ended. Actual results could differ from these estimates.

Cash and cash equivalents include all highly liquid investments purchased with original maturities of three months or less. Restricted cash is a certificate of deposit at a bank to back a letter of credit supporting the construction and the lease commitment for HyperDynamics' new facility. The CD matures on May 9, 2003 and accrues interest at 2% annually. HyperDynamics plans to renew it each year for the next 4 years and the amount will be reduced to coincide with the Letter of Credit in favor of HyperDynamics' Landlord. The restriction on the CD established as security for the Letter of Credit is removed over the next 4 years of the lease. 20% of the remaining $364,310 Letter of Credit may be converted to operating cash in each of the next three years on November 1 in 2002, 2003, and 2004 and the remaining 25% on November 1, 2005.

Revenue recognition. Revenue from tape conversions, consulting, and information technology services is recognized when services are rendered. While contracts to perform such services might last multiple years, provisions allow for periodic billing based on what services have been performed during each period. Revenue from hardware and software sales is recognized when goods are shipped.

Accounts receivable are written down to reflect management's best estimate based upon known specific analysis, historical experience, and other currently available evidence of the net collectable amount.

Inventory consists of computer hardware, software, and tape media and is stated at the lower of cost or market using the first-in first-out basis (FIFO).

Long-lived Assets. Property and equipment are stated on the basis of historical cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the assets of 3 - 5 years.

Goodwill was recorded when the additional shares were issued in the current year, modifying last year's purchase price for SCS(see Note 3). There was no goodwill recorded in the original purchase transaction in 2001. HyperDynamics adopted SFAS 141 in the current year, and is not amortizing goodwill.

Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Impairment losses have not been recognized because the estimated revenues of the SCS acquisition in June 2001 were not originally expected to occur for several months and they have started in August 2002.

Accounts payable and accrued expenses consist of the following:

                     Accounts payable                   $903,224
                     Accrued payroll and payroll tax      22,295
                     Other taxes payable                  26,111
                     Current portion of deferred rent     17,476
                                                        --------
                                                        $969,106
                                                        ========

Deferred rent represents the difference between the rent expense per month as calculated based on the total contractual payments specified over the 10-year period of the lease and the actual monthly rent paid. It arises because the initial 6 months of the lease were free. The deferral will reverse beginning in the year ended June 30, 2005.

Income taxes are computed using the tax liability method of accounting, whereby deferred income taxes are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates that will be in effect when the differences reverse.

HyperDynamics accounts for stock options issued to employees under the intrinsic value method. Under this method, no compensation expense is recognized for stock options granted when the number of underlying shares is known and exercise price of the option is greater than or equal to the fair market value of the stock on the date of grant. Fair value is used for options and warrants issued to non-employees as compensation.

The basic net loss per common share is computed by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding.

Diluted net loss per common share is computed by dividing the net loss applicable to common stockholders, adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the years ended June 30, 2002 and 2001, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

Reclassifications of certain prior year amounts were made to conform with the current year presentation.

Recently issued accounting pronouncements. HyperDynamics does not expect the adoption of recently issued accounting pronouncements to have a significant impact on HyperDynamics' results of operations, financial position or cash flow.


NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, HyperDynamics has incurred recurring net losses of $3,059,442 and $2,809,183 in 2002 and 2001, respectively, and has an accumulated deficit of $8,198,877 as of June 30, 2002. These conditions create an uncertainty as to HyperDynamics' ability to continue as a going concern. Management is trying to raise additional capital through sales of its common stock as well as seeking financing from third parties. The financial statements do not include any adjustments that might be necessary if Hyperdynamics is unable to continue as a going concern.


NOTE 3 - GOODWILL

On April 23, 2002, HyperDynamics issued 700,000 shares of its common stock valued at $350,000 to Seacon Computer Systems, Inc., the former owners of the assets of SCS, as a partial payment to substitute for $350,000 of the $700,000 contingent note payable pursuant to the acquisition of SCS. Originally, HyperDynamics owed quarterly payments of 25% in cash and another 25% in common stock of SCS's profits. Seacon accepted the 700,000 shares as a single settlement of all future possible cash portions of the note. Therefore, the quarterly payment in the future will be only 25% of SCS's profit, if any, for each quarter, paid in stock. As yet, SCS has not recorded any profits. The 700,000 shares were recorded as an adjustment to the purchase price of SCS as goodwill on the purchase of SCS. Any additional payments will also be recorded as additions to goodwill. Goodwill will be tested as needed for impairment. No impairment was recorded during 2002 or 2001.


NOTE 4 - EQUITY INVESTMENT IN GHRC

On March 4, 2002, SCS entered into an Agreement with USOil Corporation ("USOil") to form a Belize Corporation, Guinea Hydrocarbon Resource Corporation ("GHRC"), as the entity to perform all requirements under the 1995 Revenue and Production Sharing Agreement ("1995 RPSA") originally between USOil and The Republic of Guinea in Africa.

SCS accepted a 50% ownership in GHRC in exchange for promising to pay $1.6 million to USOil, and to provide managerial, geological and geophysical expertise.

USOil accepted the other 50% ownership in exchange for assigning to GHRC the 1995 RPSA, in which USOil is named as the exclusive exploration and exploitation contractor for the Republic of Guinea for an area of approximately 65,000 square kilometers offshore. In conjunction with the assignment of the 1995 RPSA, GHRC has replaced USOil as the government of Guinea's contractor.

In connection with the management, SCS and GHRC jointly engaged a third-party seismic services contractor to perform work for SCS for $550,000. The agreement called for timely payment which didn't occur. The stated penalty was that SCS may be required to cede 10% ownership of GHRC to the contractor, thus reducing its own ownership interest to 40%. SCS is in the process of renegotiating this potential obligation. The $550,000 is shown as an investment in the GHRC which is described as a joint venture since the required $1.6 million payment to USOil has not yet been made. The corresponding liability is included in accounts payable.

The 1995 RPSA expires in November 2002 and current negotiations are in progress to renew it. This contract provides for a royalty of 15% to the Republic of Guinea of all production for the first seven years of production and a royalty ranging from 25% to 50% of the production, net of costs, thereafter. The 1995 RPSA also provides for the contractor to surrender parts of the area over the term of the agreement if work obligations are not met per a schedule outlined in the agreement. GHRC believes that it has met all requirements for the initial phase of exploration. GHRC met with government representatives in September 2002 to report on the initial 2D seismic survey that GHRC had performed in April 2002.

In April 2002, the parties agreed to a specific work program beginning with additional geological and geophysical work in October 2002 and culminating in the drilling of an exploratory well during 2003 and commercial production, if warranted, in 2004. The additional geological and geophysical work is expected to cost $2.5 million and the cost of drilling wells and beginning production has not been determined, but will likely cost in excess of $20 million. The work is expected to be funded by the sale of participation units to a limited number of outside oil company participants. If GHRC is unable to elicit outside participation, it is unlikely to complete this work program and thus may lose its exploration and exploitation rights under the 1995 RPSA. Even if GHRC lost its rights under the 1995 RPSA, it would still retain the right to sell the seismic data it has collected.

Financial information for GHRC is as follows:

          SUMMARY OF OPERATIONS:
             Company Equity in net loss (a)              $(21,043)
                                                         ========

          BALANCE SHEET ACCOUNTS
             Investment in joint venture                 $550,000
             Accounts payable (b)                         550,000
                                                         ========

(a) All losses are included in HyperDynamics' general and administrative expenses for 2002, because HyperDynamics pays all GHRC expenses and because their ownership in GHRC is dependent upon the success of GHRC in raising capital to pay the $1.6 million for their ownership and to pursue the drilling program to maintain the leasehold development rights.

(b) Cost of the initial survey performed in April 2002. The contractor who performed this survey is entitled to 90% of the proceeds from data sales or participation fees until the $550,000 is paid.


NOTE 5 - PROPERTY AND EQUIPMENT

A summary of property and equipment is as follows:

     Computer equipment and software      3 years             $ 210,850
     Office equipment and furniture       5 years                94,284
     Leasehold improvements               5 years               619,847
                                                              ---------
          Total cost                                            924,981
     Less:  accumulated depreciation and amortization          (307,315)
                                                              ---------
          Net carrying value                                  $ 617,666
                                                              =========

During fiscal year 2002, Hyperdynamics changed its estimated life for leasehold improvements from 10 years to 5 years. The change increased current amortization by $57,451 and will result in full amortization of the leasehold improvements by fiscal year 2006.


NOTE 6 - INSTALLMENT DEBT

HyperDynamics is obligated on three capital leases payable in monthly payments totaling $2,352 including principal and interest ranging from 10 - 21% APR, and secured by electrical equipment, a burglar alarm and a telephone system. Principal maturities are $19,891 in fiscal 2003 and $61,015 due in later years, or $22,304 in 2004, $25,030 in 2005, and $13,681 in 2006.


NOTE 7 - LETTER OF CREDIT

HyperDynamics renewed its letter of credit for $370,855 with Frost Bank, which now expires on October 31, 2002. The purpose of the letter of credit is to guarantee the lease payments on HyperDynamics' office space. The letter of credit is guaranteed by security interest in a certificate of deposit with Frost Bank that may not be redeemed until the letter of credit expires. There were no draws against this letter of credit as of June 30, 2002, nor as of September 12, 2002. The letter is expected to be renewed and reduced to $283,595 in October 2003 in accordance with our lease.

NOTE 8 - INCOME TAXES

Income taxes are not due since HyperDynamics has had losses since inception. HyperDynamics has deductible net operating losses of approximately $2,300,000 in each of 2002 and 2001, which each can be carried forward for 20 years.

                Deferred tax assets               $ 2,230,000
                Less: valuation allowance          (2,230,000)
                                                  -----------
                Net deferred taxes                $         0
                                                  ===========

Internal Revenue Section 382 restricts the ability to use these carryforwards whenever an ownership change as defined occurs. HyperDynamics incurred such an ownership change on January 14, 1998 and again on June 30, 2001, As a result of the first ownership change, HyperDynamics' use of net operating losses as of January 14, 1998 of $949,000 are restricted to $151,000 per year. The availability of losses from that date through June 30, 2001 of $3,313,000 since that date is restricted to $784,000 per year. Losses in 2002 are not restricted.


NOTE 8 - COMMITMENTS AND CONTINGENCIES

HyperDynamics and its subsidiaries are involved in a number of routine business disputes that have arisen in the ordinary course of business. HyperDynamics is unable to predict the outcome of these matters, but does not believe that the ultimate resolution of these matters will have a material adverse effect on the financial statements of HyperDynamics. The amounts in dispute total approximately $135,000, which is not accrued.

HyperDynamics leases its office space from AT&T over a 10-year period. The base monthly rent is $0 for months 1-6, $20,774 for months 7-54, and $24,114 for months 55-120, beginning November 1, 2000. Additional common area maintenance charges will be assessed. At June 30, 2002, future minimum payments are $249,288 per year in fiscal years 2003-2004, $252,328 in year 2005, $289,364 per year in years 2006-2010, and 120,568 in 2011. Rent expense for the years ended June 30, 2002 and 2001 totaled $286,701 and $184,567, respectively. HyperDynamics has a termination option that may be exercised after 60 months of the lease. If the termination option is exercised HyperDynamics will be released from the lease after 69 months.

Due to a severe downturn in the IT services and communications industry, HyperDynamics is in the process of renegotiating its lease agreement with AT&T.

In addition, HyperDynamics is involved in a dispute with its preferred shareholders over conversion rights to common and if monetary damages are for various claims against the preferred shareholders. The effect of this outcome is not known.


NOTE 9 - PREFERRED STOCK

Series A Convertible Preferred Stock was issued in January 2000 for net proceeds of $2,604,190. The stated value is $1,000 per share and par value is $.001. It is convertible into HyperDynamics' common stock at a price of the lower of the trading price when purchased at $5.25 or 80% of the current 5-day trading average. All or any of the stock may be converted at any time at the holder's option, and all shares outstanding as of January 30, 2002 were to be automatically converted. This series is non-voting and pays dividends of 4%, payable at conversion in either cash or shares of common stock, at HyperDynamics' option. 1,055 shares were converted to common in 2000 and 2001. HyperDynamics has not converted any of the Series A shares since fiscal 2001 because of claims filed in November 2001 in our lawsuit with the Series A shareholders. Since the outcome is not known and no conversion has been effected, HyperDynamics is continuing to accrue the dividend.

In 2001, $93,705 in dividends were earned, of which $7,731 were paid with the issuance of 10,000 shares of common stock in conjunction with the conversion of 615 shares of the preferred stock to 721,449 shares of common stock. The remaining dividends earned, $85,974, were accrued. 2002 dividends of $66,597 have been accrued, resulting in total accrued dividends of $197,396.

2,725 shares of Series B Convertible Preferred Stock were issued for the acquisition of SCS Corporation on May 31, 2001. The stated value is $1,000 per share and the par value is $.001. Each Series B share may vote 7,408 common shares for a total of 20,186,800 votes. The shares are convertible to common stock at the lesser of $.135 or 50% of the current 5-day average trading price. Series B stockholders are entitled to a 4% cumulative dividend on the stated value, which is payable only upon conversion of the preferred stock. Dividends may be paid in stock or cash at HyperDynamics' option. Dividends accrued during 2002 and 2001 were $175,595 and $102,788, respectively, for a total of $315,479 as of June 30, 2002.

If all Preferred Series A and B shares were converted as of June 30, 2002 at the current market price, total common shares outstanding would be about 45,387,000 shares.


NOTE 10 - COMMON STOCK

During the year ended June 30, 2002, 349,750 options were exercised for $212,300 and 100,000 shares were issued upon the cashless exercise of 300,000 warrants with an exercise price of $.40 when the market price was $.60. 1,273,170 shares were issued in payment of 2001 legal costs of $972,414. 2,894,301 shares valued at $1,392,500 were issued to consultants for services in 2002. 1,349,170 shares were issued for $478,500 pursuant to private subscription agreements. Additionally, on April 23, 2002, 700,000 shares were issued as a payment for the acquisition of SCS Corporation (see Note 3). Also during the year, the expiration date was extended for certain warrants issued to consultants to purchase 321,181 shares of common stock at exercise prices ranging from $0.50 to $1.50 resulting in additional compensation expense of $57,802.


NOTE 11 - STOCK OPTIONS AND WARRANTS

HyperDynamics' Stock Option Plan provides for the grant of non-qualified options to directors, employees and consultants, and opportunities for directors, officers, employees and consultants to make purchases of stock in HyperDynamics. In addition, HyperDynamics issues stock warrants from time to time to employees, consultants, stockholders and creditors as additional financial incentives. The plans and warrants issuance are administered by the Board of Directors, who have substantial discretion to determine which persons, amounts, time, price, exercise terms, and restrictions, if any. Options differ from warrants in that the options awards are immediately exercisable and are assignable. In contrast, warrants have employment termination restrictions, vesting periods and are non-transferable.

HyperDynamics uses the intrinsic value method of calculating compensation expense for employees. During 2002 and 2001, no compensation expense was recognized for the issuance of options and warrants issued to employees, because no option prices were below market prices at the date of grant.

During 2002 and 2001, HyperDynamics issued 421,181 and 581,181 options and warrants, respectively, to consultants whose stock-based compensation is recorded at fair value. The compensation cost recorded for these options and warrants was $57,802 and $182,359 based on the Black-Scholes option pricing model.

Had compensation cost for HyperDynamics' stock-based compensation plan for employees been determined based on the fair value at the grant dates for awards under those plans consistent with the Black-Scholes option-pricing model suggested by FASB Statement 123, HyperDynamics' net losses and loss per share would have been increased to the pro forma amount indicated below:

                                                     2002             2001
                                                  -----------      -----------
     Net loss chargeable to common shareholders
          - As reported                           $(3,235,037)     $(2,911,971)
          - Pro forma                              (3,805,932)      (3,728,073)
     Net loss per share
          - As reported                           $(     0.19)     $(     0.21)
          - Pro forma                              (     0.22)      (     0.27)

The weighted average fair value of the stock options granted during 2002 and 2001 was $.46 and $.58, respectively. Variables used in the Black-Scholes option-pricing model include (1) 5.0% risk-free interest rate, (2) expected option life is the actual remaining life of the options as of each year end, (3) expected volatility is the actual historical stock price fluctuation volatility and (4) zero expected dividends.

Summary information regarding options and warrants is as follows:

                                         Weighted                Weighted
                                          Average                Average
                                           Share                  Share
                             Options       Price      Warrants    Price
                           -----------  -----------  -----------  ------
Year ended June 30, 2001:
  Outstanding, 2000           630,834   $       .47   1,270,850   $  .57
  Granted                     346,181           .61   6,722,500      .52
  Exercised                  ( 47,638)          .60
  Expired                    (308,241)          .60  (  145,850)     .66
  Forfeited                  (115,000)         4.72
                           -----------  -----------  -----------  ------
Outstanding, year ended
  June 30, 2001               506,136           .76   7,847,500     1.01

Year ended June 30, 2002:
  Granted                     158,636           .76     350,000      .93
  Exercised                  (350,000)          .61  (  300,000)     .40
  Expired                    (150,136)         1.10  (  425,000)     .91
  Forfeited                                          (1,200,000)     .40
                           -----------  -----------  -----------  ------
Outstanding, year ended
  June 30, 2002               164,636   $      1.15   6,272,500   $ 1.16
                           ===========  ============  ==========  ======

Options outstanding and exercisable as of June 30, 2002:


                                - - Outstanding - -        Exercisable
                              No. of          Remaining    Number of
       Exercise Price         Shares            life        Shares
                             ---------        --------     -------
          .50                  21,181         1 years       21,181
         1.25                 143,455         0 years      143,455
                             ---------                     -------
                              164,636                      164,636
                             =========                     =======

     Warrants outstanding and exercisable as of June 30, 2002:


                           - - Outstanding - -    Exercisable
                         No. of       Remaining    Number of
       Exercise Price    Shares         life        Shares
                        ---------     ---------   ----------
           .40          1,200,000      2 years     900,000
           .40          1,200,000      3 years   1,200,000
           .40          1,200,000      4 years
           .40          1,200,000      5 years
           .50            150,000      1 years     150,000
          1.00            306,250      1 years     306,250
          1.50             75,000      1 years      75,000
          1.50            375,000      0 years     375,000
          1.50             60,000      2 years      30,000
          2.00            206,250      2 years     206,250
          5.91            300,000      4 years     300,000
          7.09            300,000      4 years     300,000
                        ---------                ---------
                        6,572,500                3,842,500
                        =========                =========

NOTE 12 - SEGMENT DISCLOSURES

SFAS No. 131. "Disclosures about Segments of an Enterprise", requires disclosures of information about operating segments. Beginning with the acquisition of SCS, HyperDynamics was operating in two reportable segments: the Information Technology segment ("HYPD") and the Seismic Data Conversion segment ("SCS"). Corporate assets are included in the HYPD segment. HyperDynamics evaluates performance based on profit or loss from operations before income taxes. There are no intersegment sales and transfers. The following table summarizes certain balance sheet and income statement data as required by SFAS 131:

                                                      HYPD           SCS          Totals
                                                  -------------  -------------  ------------
Segment assets                                    $  1,016,728   $    958,238  $  1,974,966
Expenditures for long-lived assets
  2001                                                 903,793          1,185       700,292
  2002                                                   5,654         20,364        26,018


Income Statement Data, Year Ended June 30, 2002:

  Revenues                                        $    147,586   $    208,042  $    355,628
  Cost of sales                                     (  304,291)    (  221,906)   (  526,197)
  Selling, general and administrative               (1,144,319)    (1,491,711)   (2,636,030)
  Depreciation & amortization                       (  243,955)    (    6,853)   (  250,808)
  Loss on equipment retirement                      (    8,341)    (    1,182)   (    9,523)
  Interest expense                                  (   10,386)    (      209)   (   10,595)
  Interest income                                       18,083                       18,083
                                                  -------------  -------------  ------------
  Net loss                                        $ (1,545,623)  $ (1,513,819)  $(3,059,442)
                                                  =============  =============  ============

Income Statement Data, Year Ended June 30, 2001:

  Revenues                                        $    374,683   $     51,918  $    426,601
  Cost of sales                                     (  873,878)       (45,660)   (  919,538)
  Selling, general and administrative               (2,142,762)       (50,515)   (2,193,277)
  Depreciation &  amortization                      (  122,094)       (    50)   (  122,144)
  Loss on equipment retirement                      (   20,149)                  (   20,149)
  Interest income                                       75,495                       75,495
  Interest expense                                      (3,549)                  (    3,549)
  Other expense                                        (52,622)                  (   52,622)
                                                  -------------  -------------  ------------
  Net loss                                        $ (2,764,876)  $    (44,307)  $(2,809,183)
                                                  =============  =============  ============

HyperDynamics had one customer with revenues that comprised 19% of total revenues and one vendor with purchases comprising 16% of total purchases.

Concentrations. The seismic data media conversion segment operates exclusively in the oil and gas industry.


NOTE 13 - RELATED PARTY TRANSACTIONS

Related party transactions include payments to the CEO's brother for consulting services as follows: issuance of 1,474,301 shares of stock valued at $692,500. Additionally, a former director of HyperDynamics exercised 300,000 warrants at $.40 per share as a cashless warrant when the market price was $.60 per share, resulting in a net issuance of 100,000 shares.


NOTE 14 - SUBSEQUENT EVENTS

On August 1, 2002, HyperDynamics entered into a financing arrangement which provides for approximately $21,000 to be paid to HyperDynamics during each of the three months of August, September, and October. The proceeds of the financing arrangement accrue interest at 28% and are payable on demand. Demand is expected to be made in November 2002.

On August 26, 2002, HyperDynamics' officers agreed to convert their accrued salaries payable as of June 30, 2002 into unsecured convertible notes payable totaling $138,450. The interest rate on the notes payable is 12% per annum.
The notes are convertible at the option of the officer into restricted common stock at 60% of the lowest closing bid price during the six months preceding the officer's letter notifying HyperDynamics that he wishes to convert the note into shares. If the accrued salaries were converted on June 30, 2002, the additional expense resulting from issuing the additional shares would have been $92,300.

On August 26, 2002, HyperDynamics entered into a contract to issue stock valued at up to $150,000 between August 26, 2002 and November 26, 2002 at $.27 per share, which approximates current market price, to a company owned by the CEO's brother, which is assisting in marketing efforts associated with SCS.