Form 10KSB/A
period 2002-06-30
HYPERDYNAMICS CORP
filed 2002-10-24
CIK 937136

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           FORM 10-KSB AMENDMENT NO. 1

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

Securities registered under Section 12(b) of the Exchange Act:

                                          Name of Each Exchange
     Title of Each Class                   on which Registered
     -------------------                   -------------------
             N/A                                   N/A

Securities registered pursuant to 12(g) of the Exchange Act:

                               Title of Each Class
                          Common Stock, $.001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB Amendment No. 1 or any amendment to this Form 10-KSB Amendment No. 1. [X]

Issuer's revenues for the year ended June 30, 2002 were $355,628. The aggregate market value of Common Stock held by non-affiliates of the registrant at September 27, 2002, based upon the last reported sales prices on the OTCBB of
$0.28      was  $5,204,208.  As  of  September  27,  2002, there were 21,231,971
Shares  of  Common  Stock  outstanding.

TABLE OF CONTENTS

PART I

   Item 1     Business                                                                3

   Item 2     Properties                                                              7

   Item 3     Legal Proceedings                                                       8

   Item 4     Submission of Matters to a Vote of Security Holders                     9


PART II

   Item 5     Market for Registrant's Common Equity and Related Stockholder Matters   9

   Item 6     Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                                  12

   Item 7     Financial Statements                                                   15

   Item 8     Changes in and Disagreements With Accountants in Accounting and
              Financial Disclosure                                                   15

PART III

   Item 9      Directors, Executive Officers, Promoters and Control Persons;
               Compliance with Section 16(a) of The Exchange Act                     16

   Item 10     Executive Compensation                                                18

   Item 11     Security Ownership of Certain Beneficial Owners and Management        21

   Item 12     Certain Relationships and Related Transactions                        23

   Item 13     Exhibits and Reports on Form 8-K                                      24

   Item 14     Evaluation of disclosure controls and procedures                      24

PART I

ITEM 1     Business

Focus Shift to Seismic Data Management, and Oil and Gas Exploration

Out of necessity resulting from a dramatic downturn in the IT services and related communications industries, and the design of a basic diversification strategy, we transitioned our focus this year. In the most general sense, we leveraged our resources while moving away from the troubled IT services market. We have diversified to a more clear-cut vertical focus in the arena of seismic data management within the oil and gas exploration industry. This shift of focus started with the acquisition of SCS Corporation in May of 2001. The result is the addition of growing and developing oil and gas industry based service revenues associated with seismic data management.

The necessity to vertically focus and diversify began when we experienced serious problems in the transition regarding the time it took for our mission critical fiber to be installed at the new facility in 2001. We encountered unforeseen delays in moving into its new facility while the entire ITSP industry was encountering major difficulties. The need for vertical diversification away from general ITSP services was accented dramatically during the year with the literal downfall of so many once viable communications companies including such name brands as Worldcom, as one example.

ITSP business model re-prioritized and placed on hold

As required by our ITSP business plan, in January 2000 we raised approximately $3,000,000 in capital from Preferred Stock Series A holders with a commitment to raise eight million dollars ($8,000,000) altogether. According to the plan a substantial portion of this initial $3,000,000 was immediately allocated for required ITC infrastructure. Following the initial receipt of the three million dollars that netted us approximately $2,600,000 in cash, it was subsequently determined that the additional commitment for the required five million in additional equity financing was part of a sham. Based on allegations brought forth and additional information discovered after the litigation was filed, it is now clear to management that we never had a chance to raise sufficient capital and were in essence prevented from raising the capital necessary to properly implement the ITSP business model in 2000 and 2001. These and other serious issues resulted in our counter lawsuit (Item 3 Legal Proceedings) filed during the fiscal year. We believe that the Preferred Stock Series A shareholders prevented us from raising the additionally required capital necessary to make our Hypersource service model operationally viable. The lack of that planned-for capital resulted in no funds available for product and service development or marketing and sales. As a result, we failed to obtain minimally required core ITSP business at our new facility in 2000 and 2001. The original plan was to raise a minimum of eight million dollars ($8,000,000) necessary to build and sustain a reasonable core block of operational service business for our new Integrated Technology Center (ITC). Obtaining this core block of business was to be accomplished while reflecting a reasonably liquid balance sheet necessary to exude the appropriate level of confidence to our potential customers and giving them a comfort level to enter into long-term service contracts with us. Since the ITSP business model included a basic strategy to become the entire IT service arm for our customers, it was imperative that Hyperdynamics financials showed this serious financial stability and it was always an integral part of our plan to be able to do so. During the fiscal year several potential contracts were lost and never came to fruition as a result of the cash position and stability reflected in our financial position and result of operations. Consequently, we were not seriously considered for significant service business as a direct result of being prevented from raising the additional required capital pursuant to the business plan.

In addition to the lack of capital required for the successful ramp up of the ITSP business model a dramatic downturn in the communications and IT services industry made it almost impossible to close significantly more business and increase revenues for this targeted sector of our business. The dramatic curtailment of required capital as discussed above and the faltering of the ITSP industry, including communication and technology companies as a whole made it clear to management that we must try to position ourselves to obtain core business in other creative ways.

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

Acquisition of SCS Corporation and Leveraging of ITC Infrastructure

We implemented a significant diversification strategy on May 31, 2001 by closing our acquisition of SCS Corporation. This acquisition was a critical and strategic transaction that has significantly strengthened us, giving us substantial vertical industry expertise in the area of Geophysical Data Management. Neil Moore, President for SCS Corporation and Robert Bearnth, Vice President, have many years of experience in the Oil and Gas Exploration industry. Robert Bearnth is both a Geologist and Geophysicist and has worked for major oil companies including Exxon and Saudi-Aramco.

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

Tape transcription business and related marketing strategies

During the year SCS Corporation closed its first major tape transcription contract to transcribe the seismic data located in Houston, Texas for the country of Trinidad and Tobago. Beginning operationally in April, we have increased production on this contract and other smaller jobs every month through the month of August 2002. In September, revenue numbers dropped temporarily as a result of a logistical problem that was solved in early October. However, the missed revenue for the dip in September will be recovered in future periods going forward.

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

Development of SCS NuDataTM Management System

On September 13, 2002 we acquired the copyrights and all rights to the source code of the ONYX and ONYXII related conversion and transcription software. The software is instrumental in providing the technical capabilities to handle virtually any type of tape transcription and data conversion service. The ONYX software establishes a major competitive advantage for us as a primary component for our SCS NuDataTM Management System. The ONYX software has been developed over the last five years and the Company is in the process of completing its latest version of the software to more fully take advantage of Microsoft's 32 bit Operating Systems such as Windows 2000 and Windows XP and future 64 bit operating systems as technology advances. As the primary cornerstone of our NuData Management System, ONYX facilitates over 120 different tape formats including such common formats like SEG A,B,C, or D, Western Code 4.2 and 1, Geocore 4, and Tempest, to name a few. These formats are converted to the more standard SEG-Y format and then consolidated to DVD. Features of the NuData(TM)Management System in addition to the ONYX based conversion capabilities include:

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

We plan to continue to develop new features to maximize the value of our NuDataTM Management System. When coupled with our extensive industry experience, the NuDataTM Management System allows us to consolidate and organize our client's seismic data in ways to save them substantial amounts in future data maintenance expenses. We can dramatically enhance our customer's accessibility and utility of their seismic data thereby enhancing their ability to find new O&G reserves faster and at a lower cost. In Summary, the NuDataTM Management System makes our client's data much more secure, accessible, manageable, and portable all while saving them significant time and money.

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

- MANAGEMENT OF OIL AND GAS EXPLORATION AND EXPLOITATION OPERATIONS -Including the outsource of Oil and Gas Technology services associated primarily with geophysical data management including seismic data acquisition, seismic data processing including specialties in the area of data transcription, data brokerage, geophysical interpretation and analysis. While we have no intention of entering the seismic data acquisition business we now have a need, through GHRC, for these services and we are establishing significant strategic alliances with seismic acquisition companies. Additionally, the requirement for seismic processing and interpretation of newly acquired data is quite extensive.

- ACQUISITION OF ADDITIONAL SEISMIC DATA MANAGEMENT RELATED COMPANIES. We are evaluating whether to establish a processing center at its integrated technology center or the possibility of acquiring a seismic processing company as a wholly owned subsidiary. Other acquisition targets that could help us increase our profits would be companies in the seismic tape transcription business and seismic data interpretation business. We are evaluating the possibility of acquisitions of small service companies to give the company expanded capabilities to service larger and larger projects.


Mission Statement

To be the premier integrated technology service provider (ITSP(SM)) facilitating the most cost effective operations for clients within vertical industries of our core competence and significant experience

Hyperdynamics has a mission to be a premier integrated technology services provider (ITSP(SM)). Through its initial strategies, we have begun to build our core ITSP infrastructure capability necessary to be a leader in the ITSP service industry of the future. The acquisition of SCS Corporation in 2001 has initiated our vertical industry strategy with increasing revenues and growing expertise for technology based services in the vertical oil and gas industry.




Employees and Independent Contractors

We have ten full time employees. We use independent contractors to minimize fixed overhead. While utilization of independent contractors reduces our gross profits in the interim, management believes that it ultimately minimizes its risk during our transition period and diversification strategy implementation. Direct employment is expected to increase gradually, matching revenues with expenditures. No employees are represented by a union and the Company believes that its labor relations are good.


Alliance Partnerships, Key Vendors and Technical Certifications

In the past three years We have positioned ourselves to successfully shift its primary revenue base more clearly to IT services while maintaining technical expertise to continue selling hardware and software components on a convention basis. To support this strategy we have enhanced or maintained certifications with Microsoft as a Microsoft Solution Provider, Great Plains Software as eEnterprise reseller, Intel Premier Partner, and Citrix Systems Certified reseller to name a few. The actual technical certifications have now taken a back seat to our vertical software development regarding our new version of ONYX software that is the cornerstone of our NuDataSM end-to-end seismic data services. As such, our technical capabilities are much more focused now into our vertical expertise in seismic data management.

In conjunction with our plans to establish its first ITC at the Westwood Technology Center as discussed below, we negotiated with major International
Exchange Carriers to decide on our key Internet backbone partner for our redundant and scalable bandwidth requirements. Based on their ability and commitment to deliver a redundant fiber based On-Net solution AT&T became that partner in 2001. Based on the significant downturn in the IT services and communications industries, we are currently negotiating to maintain some degree of On-Net capability under a business downturn negotiation with AT&T. Several of the oil companies we have marketed the NuDataTM Management System to, for example, have expressed the desire to have a significant data circuit into our Integrated Technology Center so that we can more easily service their seismic data management needs. Whether with AT&T or other vendors it negotiates with, we will maintain grade A communications as required to deliver the top level of services.

Other alliance partners established by us this fiscal year include an offshore seismic acquisition company and a supercomputer seismic data processing company.

ITEM 2     Properties

In 2000 we signed a 10-year lease with AGB Westwood, LTD to lease our new facilities at the Westwood Technology Center, a 540,000 square foot development in Houston, Texas. After tremendous design efforts were put forth working with Moody Rambin Interests, Lamereaux and Associates-Architects, Day Brown Rice Engineering, and Smith Commercial Construction, build-out for our first

Integrated Technology Center (ITC) initiated on September 12, 2000. AGB Westwood, LTD is one of the largest Real Estate development partnerships that focus on picking selected properties around the country and retrofitting them into technology centers. Basic features expected upon the completion of Westwood Technology Center are redundant power sources from Reliant Energy with an Automatic Transfer Over (ATO) switching capability in case of a power outage. Additionally, power available to the facility is expected to hit 100 watts per square foot so as to support rapid growth for companies like Hyperdynamics.

The build-out by Smith Commercial Contracting was completed in December 2000. After undue delays in having our fiber installed, finally in March 2001, we began a major transition in our business model. This transition included the physical move from the old office, where we leased approximately 3,000 sq. ft. of commercial office space, to its new location of 17,807 sq. ft. of net rentable area (NRA). We built our first Integrated Technology Center (ITC) around a tier-1 data center with an AT&T point of presence located physically inside it. With this new facility, we now have the ability to provide class A bundled IT services that include hosting mission critical applications in our data center and can support high level redundancy with extensive bandwidth scalability.

Under the lease we leased approximately 17,807 square feet NRA of space to be used initially for corporate offices, data center and integration center operations as well as marketing and sales for the NuData Management System. In addition to this space we also have a right of first offer on an adjacent 15,000 sq. ft.

In our facility, the data center component provides the significant capabilities to service our clients. It is the focal point for AT&T's redundant fiber co-location and has features such as FM200 fire suppression, N+1 redundant power with battery backups, backup electric generator, redundant air conditioning, 24 inch raised flooring, leak detection, and security system.

We paid the first and last months rent of the 60-month lease upon signing. Upon commencement of the lease the Company received a 6 month free rent period and then on the 7th month after commencement began paying $20,774 per month or $14 per square foot. Should the Company not elect to cancel the lease, as is its right, beginning the 55th month of the lease the rate will change to $24,114 per month or $16.25 per square foot.


Item 3     LEGAL PROCEEDINGS

In  2001,  we  were  named  as  a  defendant in a lawsuit styled Dixon Financial
Services, Ltd. v. Fidelity Transfer Company, Erin Oil Exploration, Inc., Bill Knollenberg, Ron Bearden, R.F. Bearden Associates, Inc., James Chang, Nick H. Johnson, Riley L. Burnett, Jr., Johnson, Burnett & Chang, L.L.P., Greenberg, Peden, Siegmyer & Oshman, P.C., George Siegmyer and Hyperdynamics Corporation; Cause No. 2001-06263; In the 215th Judicial District Court of Harris County, Texas

This is a suit alleges breach of contract by failure to deliver share certificates in the name of Dixon Financial Services. Investors' claims against third parties have been denied by summary judgment leaving Hyperdynamics and Fidelity Transfer as defendants. Both rely on Fidelity Transfer's refusal to deliver certificates when a court injunction remained outstanding. The Investor asserts damages in excess of $5,000.00. We have and intend to continue to vigorously defend ourselves and to deny liability. Discovery is at a standstill while the Court has considered various motions of the parties.

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

We believe that more than one of the Defendants worked together and operated a contrived conspiracy to create the appearance of providing initial long-term financing ($3,000,000) and additional financing commitments (up to additional $5,000,000), all from reputable sources, while the Defendants' real plan was to manipulate our stock through contractually prohibited short selling and multiple breaches of the contractually agreed to selling covenants.

We intend to continue to vigorously pursue damages. The case is still in discovery at this time.

ITEM 4     Submission of Matters to a Vote of Security Holders

None

PART II

ITEM 5     Market for Registrant's Common Equity and Related Stockholder Matters

Price Range Of Common Stock

Our Common Stock is traded on the OTCBB under the symbol "HYPD." The following table sets forth the quarterly high and low bid prices per share for the Common Stock, as reported by the OTCBB. The bid prices reflect inter-dealer quotations, do not include retail markup, markdown, or commission and do not necessarily reflect actual transactions.

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

We have not paid, and we do not currently intend to pay cash dividends on our common stock in the foreseeable future. The current policy of our Board of Directors is to retain all earnings, if any, to provide funds for operation and expansion of our business. The declaration of dividends, if any, will be subject to the discretion of the Board of Directors, which may consider such factors as our results of operations, financial condition, capital needs and acquisition strategy, among others.



Securities authorized for issuance under equity compensation plans.

                             EQUITY COMPENSATION PLAN INFORMATION

                                                                       NUMBER OF SECURITIES
                                                                       REMAINING AVAILABLE
                                                                       FOR FUTURE ISSUANCE
                       NUMBER OF SECURITIES                                UNDER EQUITY
                         TO BE ISSUED UPON       WEIGHTED-AVERAGE       COMPENSATION PLANS
                            EXERCISE OF         EXERCISE PRICE OF     (EXCLUDING SECURITIES
                       OUTSTANDING OPTIONS,    OUTSTANDING OPTIONS,    REFLECTED IN COLUMN
                        WARRANTS AND RIGHTS    WARRANTS AND RIGHTS             (a))

    PLAN CATEGORY               (a)                    (b)                     (c)
Equity compensation
plans approved by
security holders                           0                       0                       0

Equity compensation
plans not approved by
security holders                   5,189,334  $                 0.36                 233,764

     TOTAL                         5,189,334  $                 0.36                 233,764

The above table reflects all equity compensation plans to date that have not been approved specifically by security holders. We have a Stock and Stock Option Plan and several Individual Compensation Arrangements established by the board of directors.

The Stock Option Plan of Hyperdynamics dated effective May 7, 1997 initiated by the Board of Directors authorized 1,620,000 shares. The Board of Directors amended this plan on December 3, 2001 as the "Stock and Stock Option Plan" and increased the total shares available under the plan by 3,500,000 additional shares. This brought the total shares that could be issued under the plan to 5,120,000. We have been successful in attracting and retaining qualified personnel and specialized consultants. We believe that our future success will depend in part on our continued ability to attract and retain highly qualified personnel as employees, independent consultants, and attorneys. We pay wages, salaries, and consulting rates that we believe are competitive.

Under the Stock and Stock Option plan, options will vest over a five-year or other negotiated period and will have a strike at a price set at the time of grant and based on the then current market value of the stock. Our President has the authority as given by the Board of Directors to negotiate stock option agreements with corporate consultants as well.

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

The purpose of the stock option program will be to further our interest, and the interest of our subsidiaries and our stockholders by providing incentives in the form of stock or stock options to key employees, consultants, and directors who contribute materially to our success and profitability. The issuance of stock and grants of options and warrants will recognize and reward outstanding individual performances and contributions and will give such persons a proprietary interest in us, thus enhancing their personal interest in our continued success and progress. This program will also assist us in attracting and retaining key employees and directors.

On April 1, 1999 we approved an individual compensation arrangement for a consultant who provided various management consulting services. The compensation was 150,000 2-year warrants for unregistered 144 restricted common stock with a strike price of $0.50. The warrants were extended on the original expiration date of April 1, 2001 and the warrants were outstanding as of the fiscal year end June 30, 2002

On October 1, 1999 we approved an individual compensation arrangement for a consultant who provided assistance in locating financing and related public relations. The compensation was 275,000 3-year warrants for unregistered 144 restricted common stock with a strike price of $1.50 each. These warrants were outstanding as of the fiscal year end June 30, 2002.

On August 3, 2000, we approved an individual compensation arrangement for a consultant who provided public relation services. The compensation was 100,000 3-year warrants for unregistered 144 restricted common stock with a strike price of $1.50 each. The warrants were extended for another year on their expiration date of August , 3, 2001. These warrants were outstanding as of the fiscal year end June 30, 2002.

On July 25, 2001 we approved a individual compensation arrangement for each of our four officers whereby 1,500,000 warrants for restricted common stock were granted with an annual vesting for each officer with required continued employment, scheduled as follows:

          Immediate  vesting     300,000
             July  26,  2002     400,000
             July  26,  2003     400,000
             July  26,  2004     400,000

The warrants are for 3 years from the date of vesting at a price of $0.40 per share with a cashless exercise provision. On August 26, 2002 the strike price was reduced from $0.40 to $0.23 per share. On November 9, 2001, one officer exercised his 300,000 warrants through a cashless exercise with a closing price of $0.60 per share on November 8, 2001 and he was issued 100,000 shares of restricted common stock. We no longer employ this officer so the remaining
1,200,000 warrants allocated to him have been forfeited. Therefore, the outstanding warrants as of September 30, 2002 are 2,100,000 (3 remaining officers x 700,000 vested warrants each), to be added to column (a) above. Under this compensation arrangement, an additional 1,200,000 will vest if all three officers are still employed (400,000 less for any officer still not employed) on July 26, 2003 and an additional 1,200,000 will vest (400,000 less for any officer still not employed) if all three officers are still employed on July 26, 2004. Thus, there are 2,400,000 warrants available to be issued in the future to be added to column (c) above.

On September 24, 2001 we approved an individual compensation arrangement with our attorney, James W. Christian. Under the plan 1,015,000 shares of S-8 registered stock was issued to pay attorneys for litigation support services and other various legal fees associated with our litigation in Delaware. All of these shares were issued immediately for services rendered. Thus there are no outstanding warrants or options under this plan and all shares have been issued according to this individual compensation arrangement.

Recent Sales of Unregistered Securities since July 2001 through September 2002

We effected the following transactions in reliance upon exemptions from registration under the Securities Act of 1933 as amended (the "Act") as provided in Section 4(2) thereof. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Act and setting forth the restrictions on the transferability and the sale of the securities. No underwriter participated in, nor did we pay any commissions or fees to any underwriter in connection with any of these transactions. None of the transactions involved a public offering. We believe that each person had knowledge and experience in financial and business matters, which allowed them to evaluate the merits and risk of the receipt of our securities. We believe that each person was knowledgeable about our operations and financial condition.

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

ITEM 6 Management's Discussion and Analysis of Financial Condition and Results of Operations

              CAUTIONARY  STATEMENT ON FORWARD-LOOKING INFORMATION

We are including the following cautionary statement to make applicable and take advantage of the safe harbor provision of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by us, or on our
behalf.   This  Annual  Report  on  Form  10-KSB  Amendment  No.  1  contains forward-looking statements. Forward-looking statements include statements concerning plans, objectives, goals, strategies, expectations, future events or performance and underlying assumptions and other statements, which are other than statements of historical facts. Certain statements contained herein are forward-looking statements and, accordingly, involve risks and uncertainties, which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. Our expectations, beliefs and projections are expressed in good faith and we believe them to have a reasonable basis, including without limitations, management's examination of historical operating trends, data contained in our records and other data available from third parties, but there can be no assurance that management's expectations, beliefs or projections will result or be achieved or accomplished. In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in our view, could cause actual results to differ materially from those discussed in the forward-looking statements: our ability of to respond to changes in the information system environment, competition, the availability of financing, and, if available, on terms and conditions acceptable to us, and the availability of personnel in the future. We have no obligations to update or revise these forward-looking statements to reflect future events.

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

Results  of  Operations

Revenues decreased to $355,628 for the year ended 2002, from $426,601 for 2001. The 16.7 % decrease was due to the transitioning from the ITSP services and refocusing and starting up new contracts in the area of our current focus of seismic data management services. Revenues for general IT services were significantly reduced during the year because of difficulties related to the implementation of the ITSP business model. Additionally, new business contracts in the oil and gas industry were slow to begin. However, we expect to deepen our revenue base with the creation and marketing of the NuData (TM) Management System, which began in early fiscal 2003, and with seismic data transcription services.

Cost of revenues decreased to $526,197 (148% of revenue) for the year ended 2002, from $919,538 (215% of revenue) for 2001. The reason for the significant decrease cost of sales is related directly to the decrease in related revenues and the reason cost of revenues is more than revenues reflects management's decision to keep core operational infrastructure in place and personnel on staff during the downturn of the IT services business and ramp up of our seismic data management services in transition. The cost of revenues is beginning to decrease as a percentage of revenues compared to 2001 based on gradually increased service revenues with higher contribution margins in 2002.


Selling, General and Administrative expenses increased to $2,832,667 (796% of revenue) for the year ended 2002, as compared to $2,339,178 (548% of revenue) for 2001. Consulting expenses increased to $1,474,432 in 2002 from $380,849 in 2001. This was primarily due to $1,392,500 in consulting expenses incurred for product development and sales and marketing for the Company's new tape transcription services that were not there last year. These expenses are not expected to continue at this level on an ongoing basis. Also, accounting expenses increased 120% to $58,480 in 2002 from $26,625 in 2001. The increase was primarily due to increasing complexities and requirements of our reporting and the hiring of a part-time in-house accounting consultant. Legal fees dropped 90.46% to $94,749 for 2002 compared to $994,053 for 2001. The decrease was due to the fact that last year the Company instigated a major lawsuit and this year those expenses have returned to a more normal level in 2002. Rent increased 55% to $286,701 for 2002 compared with $184,567 in 2001. The increase in rent was due primarily to the fact that the company moved into its new leased facility during 2001. Additionally, depreciation and amortization expense increased to $250,808 from $122,144 due two factors: we charged a full year of depreciation and amortization in 2002 for the leasehold improvements as opposed to 3 months in 2001 and we changed the estimated life for the leasehold improvements from ten years to five years.

Net Loss. Our net loss was $(3,005,271) for the year ended 2002, or ($0.18) per share, compared to $(2,809,183) or ($0.21) per share for 2001. The net loss available to shareholders was $(3,180,866). This amount includes the deduction for preferred stock dividends. The negative results are due to the factors discussed above.

Critical Accounting Policies

Property  and  Equipment,  and  Goodwill:

We invested $620,000 in leasehold improvements in April 2001 when we moved to our new Integrated Technology Center location. These improvements were to support our new IT consulting services that we had expected to grow dramatically when we planned this move in mid-2000. This growth didn't happen, and we purchased SCS Corporation in May 2001 to diversify into seismic data recovery services. The $350,000 in goodwill represents our current year purchase price renegotiation of part of the contingent purchase price due the sellers of SCS Corporation. This $350,000 and the remaining book value of this $620,000 investment ($478,000 as of June 30, 2002) are subject to impairment write-downs if the present value of expected future cash flows from these assets is less than its carrying value. Because of our SCS acquisition, our revenues are projected to dramatically increase, and have done so beginning in August 2002. This ramp-up date was later than we originally forecasted, but is directly connected to this leasehold improvements investment.

If we were to write off the goodwill and the leasehold improvements in the year ended June 30, 2002, our loss would be $828,000 higher. We feel that our forecast of net cash flows from SCS opportunities supports our current carrying value.

Liquidity  and  Capital  Resources

At June 30, 2002 our current ratio of current assets to current liabilities was ..17. This compares to .20 for 2001. It remains management's priority to achieve cash flow from operations as quickly as possible. As reflected in the Going Concern opinion, it is critical as discussed hereunder that we obtain additional working capital so that we can continue to meet current cash obligations while we continue to improve cash flow from operations. It is important to note however, that deeper analysis of the current ratio reveals several current obligations that while they reduce the current ratio, there is no requirement to use cash to satisfy the obligation. These items include Accrued salaries payable to officers, Deposits, Dividends Payable, and Dividends payable to related party. Adjusting these amounts not requiring cash would calculate an adjusted current ratio of .61.

We have been operating with a cash deficit this entire last year. We have taken steps to minimize cash requirements including the officer's agreement to accept notes from the Company in lieu of cash payments for their salaries. Our cash flow statements only show a 6.7% decrease in cash flow used by operations from 2001 to 2002 (-$881,272 and -$821,822 respectively). While this is a small improvement for the year as a whole, with cash conservation steps put in place by management and increasing contribution margins beginning in April 2002, we are now making significant progress in reducing and ultimately eradicating our negative cash flow from operations. For example, the monthly average of cash used by operations for fiscal year end 2002 was $68,490 per month. However, for the first nine months of the fiscal year the average cash used from operations on a monthly basis was $83,989 per month and for the last three months of the fiscal year the average cash used by operations was approximately $21,972 per month showing a significant positive trend.

As a public company, the health of our market is paramount to be able to raise critical working capital and bridge capital. During continued tough times such as this year, our only source for obtaining critical capital has been through our ability to place private investments with accredited investors, for restricted stock from several of our significant long-term shareholders and also from some exercises of warrants and options. This fiscal year $690,800 was raised as proceeds from sale of common stock. Without these funds paid in, we would have not been able to reasonably meet its current obligations this last fiscal year.

Now, based on the progress of our most significant tape conversion contract implemented in April 2002, SCS Corporation, and other sales forecasted, we have made significant progress towards cash flowing from operations. Based on contracts in hand, being currently performed, and forecasted sales for significant projects associated with our NuDataTM Management System, we expect to cash flow our operations for the second quarter of fiscal year end June 30, 2003.

In order to bridge ourselves to a new level of operational success, management is planning to raise another $250,000. On September 12, 2002, we signed a stock subscription agreement to sell, on a best efforts basis, up to $250,000 of our restricted 144 common stock to IC Investments LTD at $.23 per share. As of October 10, 2002 we have raised $10,000 from this agreement.

We could obtain additional capital upon the exercise of previously issued in the money outstanding warrants and options for common stock.

We have long-term debt of $61,015 financing certain electrical equipment in its data center. We also have a contingent $350,000 note payable that is only payable with 25% of the profits of SCS Corporation. We have the right to pay this note off using common stock. We do not plan on using significant debt financing except for the possibility of financing income-producing assets in the future.

We originally purchased a CD in the amount of $436,300, which secured the lease at Westwood with a Letter of Credit arrangement. This CD and letter of credit is now $370,855 of which $87,260 ($436,300 x 20%) is due to be released to the Company on November 1, 2002. Thereafter, $87,260 will be released on November 1, 2003 and also another $87,260 on November 1, 2004. The remaining $109,075 will be released on November 1, 2005.

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

None

PART III

ITEM 9 Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(A) of the Exchange Act

Executive  Officers  and  Directors

The following table sets forth the names and positions of each of our executive officers and directors.

            Name                       Position                Age

         Kent Watts       Director, Chief Executive Officer,   44
                          and Chief Financial Officer

         Robert J. Hill   Director, Senior Vice President      48

         Harry J. Briers  Director, Executive Vice President   39

         Lewis Ball       Secretary                            71


     Directors are elected annually and hold office until the next annual meeting of our stockholders or until their successors are elected and qualified. Officers are elected annually and serve at the discretion of the Board of Directors. There is no family relationship between or among any of the directors and our executive officers. Board vacancies are filled by a majority vote of the Board.

     Kent Watts, age 44, became Chairman of the Board of Directors and was named our President and Chief Executive Officer on June 4, 1997. He has served as a Director and in the dual role of Chief Financial Officer since January 17, 1997. Formerly, Mr. Watts worked as an auditor for Peat, Marwick, Mitchell, and Company. He founded MicroData Systems, Inc., a former subsidiary of Hyperdynamics, in 1988. He operated as a private technology company until he became President and Chief Executive Officer of Hyperdynamics Corporation. He has extensive experience working with management information systems. Through the years Mr. Watts has been involved in the design, implementation and management of heterogeneous, multi-protocol communication networks and he has a substantial background working with a variety of operating systems, relational databases, and client-server based software applications. He brings a relatively unique blend of business, technical, and entrepreneurial experience. Mr. Watts has been a certified public accountant in Texas since 1985 and a licensed real estate broker since 1979. He received a Bachelor of Business Administration Degree from the University of Houston in 1983.

     Robert J. Hill, age 48, served as our Chief Operating Officer between June 1996 and June 1997. In July, 1997, Mr. Hill was appointed vice-president of the Company. Mr. Hill currently serves in the capacity as a Director and Senior Vice President. Before joining Hyperdynamics, Mr. Hill served for two years as vice president of Hudson Trinity Incorporated, a privately held Internet Service Provider and network engineering company that also contracted senior network engineers to Loral Space Systems, Inc., the principal civilian contractor for the design, development and installation of NASA's new manned space flight control center. Previously, Mr. Hill served for three years as Acquisition Manager for Loral Space Systems, Inc. Mr. Hill has earned an MBA degree from South Eastern Institute of Technology and a BA degree from the State University of New York at Potsdam.

     Harry  James  Briers,  age 39, has been a Director since March 2, 2000. Mr.
Briers was also elected as Vice President of Operations for Hyperdynamics Corporation. He served as the Director of Integrated Information Systems when he joined us in May of 1998 and named the Chief Operating Officer in July 1998. He was named President of Ithost.net Corporation (wholly owned subsidiary) in May of 1999. He now serves in the capacity as a Vice President and is our Chief Technology Officer (CTO). From 1988 until May of 1998, Mr. Briers owned and operated Perfect Solutions, a software consulting firm in Houston, Texas. Prior to that, he founded and operated Perfect Solutions, an office automation systems provider, for over ten years. He has extensive experience in the selling and implementation of mission critical software applications. Prior work experience included consulting for Ernst and Young in their Entrepreneurial Services Group. During 2002, Mr. Briers worked directly with our marketing consultant and he was instrumental in negotiating and closing the first core tape transcription contract for SCS Corporation. Harry has BS in Accounting and a MBA from the University of Houston - Clear Lake.

     Lewis E. Ball, age 71, has served as our secretary since 1997 and as our Chief Financial Officer from June 1996 to January 1997. Mr. Ball has been a financial consultant to a number of companies since 1993. Mr. Ball has served as a director of JVWeb, Inc. since 1997 and as secretary and treasurer of JVWeb, Inc. since 1998. Mr. Ball has many years of industry experience as a Chief Financial Officer with Stevenson Services, Inc. and Richmond Tank Car Company (from 1983 to 1993). Mr. Ball is a Certified Public Accountant and a Certified Management Accountant. Mr. Ball has a B.B.A. in Finance from the University of Texas, and he did post-graduate work in accounting at the University of Houston.

ITEM 10   Executive Compensation

The following table reflects all forms of compensation for the fiscal years ended June 30, 2000, 2001 and 2002 for services provided by our executive officers. No executive officer received compensation that exceeded $100,000 during 2002.

SUMMARY  COMPENSATION  TABLE

                                ANNUAL COMPENSATION               LONG TERM COMPENSATION

                                                                  AWARDS          Payouts
                                                OTHER                SECURITIES               ALL
                                                ANNUAL   RESTRICTED   UNDERLYING             OTHER
                                                COMPE-     STOCK       OPTIONS     LTIP      COMPEN
NAME AND PRINCIPLE            SALARY   BONUS   NSATION     AWARDS        SARS     PAYOUTS    SATION
    POSITION           YEAR     $        $        $          $            #          $          $
Kent Watts(1)          2002  $100,000  $  -0-  $    -0-  $       -0-   1,515,000  $    -0-  $    -0-
    Chief Executive
    Officer and        2001   100,000     -0-       -0-          -0-         -0-       -0-       -0-
    Chief Financial    2000   100,000     -0-       -0-          -0-      15,000       -0-       -0-
    Officer



Chief Executive Officer Compensation

(1) On July 21, 1999, the Board of Directors of Hyperdynamics Corp. unanimously agreed to the terms of a "Executive Employment Agreement" for Kent Watts. The Agreement was duly executed on July 21, 1999 which establishes Mr. Watts as our President, Chief Executive Officer (CEO), and Chief Financial Officer (CFO). In the agreement it is noted that we intend to hire a new CFO at the time the board deems it to be beneficial. At that time, Mr. Watts will continue his responsibilities as President and CEO while relinquishing his duty as CFO. As of September 30, 2002 Mr. Watts is still acting as our CFO. The contract allows for a base salary of $100,000 annually with a performance based incentive salary based on 5% of adjusted net income, up to an additional $100,000 in salary. Therefore, maximum salary under the Agreement is $200,000 annually. This agreement has been informally renewed on a year by year basis under the same terms. Additionally, Mr. Watts has voluntarily accepted a convertible note payable for compensation accrued between December 2001 and June 30, 2002.

     On July 25, 2001 we approved a warrant package for our officers. Mr. Watts obtained 1,500,000 3-year warrants for restricted common stock with a strike price of $0.23, of which 700,000 are vested and 800,000 vest at a rate of 400,000 each on July 25, 2003 and July 25, 2004.

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

1) On July 25, 2001 we approved a warrant package for our officers where 6,000,000 warrants for restricted common stock were granted. No other options or warrants were granted during the fiscal year. Mr. Watts obtained 1,500,000 3-year warrants for restricted common stock with a strike price of $0.23, of which 700,000 are vested and 800,000 vest at a rate of 400,000 each on July 25, 2003 and July 25, 2004. The vesting schedule for the outstanding warrants are three years from the date of vesting. Thus, 300,000 warrants expire July 25, 2004, 400,000 expire on July 25, 2005, and the remaining expiration dates on the remaining unvested 800,000 warrants is undetermined at this time.


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

Employee Stock and Stock Option Plan

We have been successful in attracting and retaining qualified personnel, and we believe that our future success will depend in part on our continued ability to attract and retain highly qualified personnel as employees and independent consultants. We pay wages, salaries, and consulting rates that we believe are competitive. We also believe that equity ownership is an important factor in its ability to attract and retain skilled personnel including consultants, and our Board of Directors has adopted an employee stock option program.

The Stock Option Plan of Hyperdynamics dated effective May 7, 1997 initiated by the Board of Directors authorized 1,620,000 shares. The Board of Directors amended this plan on December 3, 2001 as the "Stock and Stock Option Plan" and increased the total shares available under the plan by 3,500,000 additional shares. This brought the total shares that could be issued under the plan to 5,120,000.

Stock to issue and/or Options to purchase a total of 5,120,000 shares of S8 registered common stock have been approved under the Plan. Options typically vest over a five-year or other negotiated period and will have a strike at a price set at the time of grant and based on the then current market value of the stock. Our President has the authority as given by the Board of Directors to negotiate stock option agreements with corporate consultants as well.

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

The purpose of the stock option program will be to further our interest and the interest of our subsidiaries and our stockholders by providing incentives in the form of stock or stock options to key employees, consultants, and directors who contribute materially to the our success and profitability. The issuance of stock and grants of options and warrants will recognize and reward outstanding individual performances and contributions and will give such persons a proprietary interest in us, thus enhancing their personal interest in our continued success and progress. This program will also assist us in attracting and retaining key employees and directors.

ITEM 11     Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information at September 30, 2002, with respect to the beneficial ownership of shares of Common Stock by (1) each person who owns beneficially more than 5% of the outstanding shares of Common Stock,
(2) each of our directors, (3) each of our executive officers, and (4) all of our executive officers and directors as a group.

NAME AND ADDRESS OF BENEFICIAL  SHARES BENEFICIALLY OWNED
OWNER
                                 Number      Percent

KENT WATTS                    21,915,185(1)     53.0%
9700 BISSONNET,
SUITE 1700
HOUSTON, TEXAS 77036

ROBERT J. HILL                   800,455(2)      1.9%
9700 BISSONNET,
SUITE 1700
HOUSTON, TEXAS 77036

HARRY JAMES BRIERS               813,000(3)      2.0%
9700 BISSONNET,
SUITE 1700
HOUSTON, TEXAS 77036


LEWIS E. BALL                     42,060(4)      0.1%
2656 SOUTH LOOP WEST
SUITE 103
HOUSTON, TEXAS 77054

ERNEST M. WATTS               20,185,185(5)     48.8%
9700 BISSONNET
SUITE 1700
HOUSTON, TEXAS 77036

DJX LTD.                      20,185,185(6)     48.8%
4438 WEST 10TH AVENUE
VANCOUVER, BC V6R4R8

ALL DIRECTORS AND EXECUTIVE   23,570,700(7)     57.0%
OFFICERS AS A GROUP
(5 PERSONS PLUS DJX SHARES)

(1) This amount includes 1,015,000 shares held in certificates, options to purchase 5,000 shares at $2.00 per share and options to purchase 10,000 shares at $3.00 per share, and 700,000 shares at $.23; and 20,185,185 shares attributable to Kent P. Watts based on his relationship with his father who votes the shares of DJX Ltd.


(2) This amount includes 3-year options to purchase 87,455 shares of the common stock of the company for a strike price of $1.25, 3,000 shares at $2.00, 10,000 shares at $3.00 per share, and 700,000 shares at $.23.
(3) This amount includes currently exercisable options to purchase 3,000 shares at $2.00, 10,000 shares at $3.00 per share, and 700,000 shares at $.23.
(4) This amount includes currently exercisable options to purchase up to 8,760 shares of our common stock at an exercise price of $.75 per share, currently exercisable options to purchase up to 33,300 shares of our common stock at an exercise price of $1.25 per share.
(5) Ernest Watts, the father of Kent P. Watts, Chairman, CEO and President is the control person of DJX Ltd. Thus 20,185,185 shares as discussed below are attributable to him.
(6) On May 31, 2001 a stock exchange agreement was completed to acquire SCS Corporation as a wholly owned subsidiary. We issued 2,725 shares of Series B Preferred Stock to pay for the acquisition. Each share of Series B Preferred Stock carries a $1,000 per share face value and is convertible by written request into common stock at the lesser of $0.135 per share or 50% of the closing bid price on conversion. On September 25, 2002 the closing bid price was $.28 per share. Thus if 100% of this series B Preferred was converted at the lesser $.135 amount per share, the shares common stock shares issued would be 20,185,185. This presentation is prepared as if full conversion has occurred. DJX Ltd. is a foreign corporation with the shareholders being the grand children of Ernest M.Watts, the father of Kent
     P. Watts, our Chairman, CEO, and President. Two of the grand children are the minor children of Kent P. Watts. Their voting rights in DJX Ltd. stock, are exercised by Ernest M. Watts.
(7) Based on 6 above, the shares for DJX Ltd. are a related party to Kent P. Watts, Chairman and thus are added to the total shares for all Directors and Executive Officers as a group.

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

Michael Watts, the brother of Kent Watts, the Chairman, President and CEO, is our consultant. In April 1999, we granted Michael Watts 350,000 options exercisable at a strike price of $.50 per share that expire in March 2001, pursuant to the consulting agreement. On January 10, 2001 a new consulting agreement was signed with Michael Watts and he was paid a $75,000 retainer to be applied against services to be rendered. On July 25, 2001 the board of directors granted Michael Watts 125,000 options at a price of $.80 cents per share as additional compensation for the consulting agreementOf all the 850,000 options Michael Watts has received for consulting compensation since April 1996, he has exercised 843,819 options as of September 25, 2002. On that date he held 6,181 options exercisable at a strike price of $.50 per share.

On November 30, 2001 we contracted with GeoServ Marketing, a company owned by Michael Watts, brother of Kent Watts. Under the Agreement, GeoServ was hired to help implement the complete business development plan for tape transcription revenues of SCS Corporation, our wholly owned subsidiary. The Contract provided for a fixed fee of $375,000. This fee was paid by the issuance of S8 registered stock pursuant to our Stock and Stock Option Plan. On March 1, 2002 the Agreement with GeoServ Marketing was amended to include work associated with the establishment and organization and marketing of Guinea Hydrocarbon Resource Corporation, GHRC, and additional specific fees were approved in the amount of $250,000. The $250,000 was paid by the issuance of S8 registered stock pursuant to our Stock and Stock Option Plan. We paid an additional $67,500 attributable to work performed between April and June 30, 2002 with the issuance of S-8 stock.

In September 2000 then director, Bobby P. Lewis, signed a non-interest bearing Note to repay us fifteen thousand dollars ($15,000). The note was based on advances for expenses to be presented and accepted by management. The Note was originally due on September 21, 2001 but has been extended until March 31, 2002. As of September 30, 2002 the Note has not been repaid.

In December 2000 the then Executive Vice President, Darren-Anthony Lumar, signed a non-interest bearing Note to repay us eight thousand dollars ($8,000). The note was originally due on April 15, 2001. It has been extended until March 31, 2002. As of September 30, 2002 the Note has not been repaid.

In  March  2001  the  company  hired  Ernest M. Watts, Father of Kent Watts, the
Chairman, President and CEO. He has worked for the company performing various administrative functions including accounts payable and collections. The agreed salary compensation was $2,000 per month. During the year he agreed to reduce his pay to $400 per month in cash and $1,600 per month to be paid in stock pursuant to the stock and stock plan of the company. This allowed the company to accrue salary expense for the $1,600 difference conserving cash. On August 27, 2002 the board of directors approved an issuance of 32,593 shares of S8 registered stock to pay for five and a half months of accrued services pursuant to the companies employee stock and stock option plan.

On May 31, 2001 a Stock Exchange Agreement was executed by and among us, DJX Ltd., a Belize corporation ("DJX") being the sole stockholder of all capital stock of SCS Corporation, a Delaware corporation ("SCS") and J. Hamilton, being a control person of DJX and SCS. DJX Ltd., a Belize company has now obtained a controlling interest in Hyperdynamics through the receipt of 2,725 shares of series B preferred stock. Each share of series B preferred stock has the equivalent voting rights of 7,408 shares of common stock and the rights to receive notice and vote on any matters that common stock shareholders can vote on. Thus, DJX, Ltd. has 20,186,800 votes with the total common stock outstanding September 27, 2002 of 21,231,971 shares. This is 48.7% of the outstanding voting rights. DJX Ltd. is a foreign corporation with the shareholders being the grand children of Ernest M. Watts, the father of Kent P. Watts, the Chairman, CEO, and President for our Company. Two of the grand children are the minor children of Kent P. Watts. Their voting rights in DJX Ltd. stock, are exercised by Ernest M. Watts.


ITEM 13  Exhibits and Reports on Form 8-K

     (a)  EXHIBITS

          The following exhibits are filed with this Annual Report or are incorporated herein by reference:

          None

     (b)  REPORTS ON FORM 8-K

          None

ITEM 14  Evaluation of disclosure controls and procedures

     Kent Watts, our Chief Executive Officer and our Chief Financial Officer, has concluded that that our disclosure controls and procedures are appropriate and effective. Mr. Watts has evaluated these controls and procedures as of a date within 90 days of the filing date of is report on Form 10-KSB Amendment No.
1. There were no significant changes in the our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Signatures

In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 22nd day of October 2002.

                            HyperDynamics Corporation

                            By: /s/ Kent Watts
                            ------------------
                            Kent Watts, Chairman of the Board,
                            Chief Executive Officer, and Chief Financial Officer

     Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons in the capacities and on the dates indicated:

Signature                              Title                      Date

/s/ Kent Watts              Chairman of the Board,          October 22, 2002
---------------------       Chief Executive Officer and
Kent Watts                  Chief Financial Officer

/s/ Robert Hill             Director                        October 22, 2002
---------------------
Robert Hill

/s/ Harry J. Briers         Director                        October 22, 2002
---------------------
Harry J. Briers

CERTIFICATIONS*
---------------
I, Kent Watts, certify that:
1. I have reviewed this annual report on Form 10-KSB Amendment No. 1 of HyperDynamics Corporation;
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 22, 2002


/s/
Kent Watts
Chief Executive Officer

CERTIFICATIONS*
---------------
I, Kent Watts, certify that:
1. I have reviewed this annual report on Form 10-KSB Amendment No. 1 of HyperDynamics Corporation;
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 22, 2002


/s/
Kent Watts
Chief Financial Officer

Certification of Chief Executive Officer of HyperDynamics Corporation pursuant
-------------------------------------------------------------------------------
to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C.
------------------------------------------------------------------------------
63.
--

I, Kent Watts, the Chief Executive Officer of HyperDynamics Corporation hereby certify that HyperDynamics, Inc.'s periodic report on Form 10-KSB Amendment No. 1 and the financial statements contained therein, of which this certification is Exhibit Number 99.1, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d) and that information contained in the periodic report on Form 10-KSB Amendment No. 1 and the financial statements contained therein fairly represents, in all material respects, the financial condition and results of the operations of HyperDynamics Corporation.

Date:     October 22, 2002          /s/     ________________________
                                                 Kent P. Watts
                                          Chief Executive Officer of
                                           HyperDynamics Corporation




Certification of Chief Financial Officer of HyperDynamics Corporation pursuant
------------------------------------------------------------------------------
to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C.
------------------------------------------------------------------------------
63.
--


I, Kent P. Watts, the Chief Financial Officer of HyperDynamics Corporation hereby certify that HyperDynamics, Inc.'s periodic report on Form 10-KSB Amendment no. 1 and the financial statements contained therein, of which this certification is Exhibit Number 99.1, fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d) and that information contained in the periodic report on Form 10-KSB Amendment No. 1 and the financial statements contained therein fairly represents, in all material respects, the financial condition and results of the operations of HyperDynamics Corporation.



Date:     October 22, 2002          /s/     ________________________
                                                 Kent P. Watts
                                          Chief Executive Officer of
                                           HyperDynamics Corporation

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


MALONE AND BAILEY, PLLC
www.malone-bailey.com
Houston, Texas

September 13, 2002

                            HYPERDYNAMICS CORPORATION
                           CONSOLIDATED BALANCE SHEET
                               As of June 30, 2002

                         ASSETS
Current Assets
  Cash                                                    $    29,015
  Restricted certificate of deposit                            80,715
  Accounts receivable, net of allowance for
    doubtful accounts of $5,000                                27,792
  Inventory                                                     7,027
  Other current assets                                          5,724
                                                          ------------
    Total Current Assets                                      150,273

Property and equipment, net of accumulated
  depreciation of $307,315                                    617,666
Other Assets
  Restricted certificate of deposit                           283,595
  Goodwill                                                    350,000
  Deposits                                                     23,432
                                                          ------------
      TOTAL ASSETS                                        $ 1,424,966
                                                          ============


      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Current portion of installment debt                     $    19,891
  Accounts payable and accrued expenses                       364,935
  Accrued officer salaries                                    133,603
  Customer deposits                                            40,325
  Dividends payable                                           197,396
  Dividends payable to related party                          118,083
                                                          ------------
    Total Current Liabilities                                 874,233
Long-term portion of installment debt                          61,015
Deferred rent                                                 122,330
                                                          ------------
      TOTAL LIABILITIES                                     1,057,578
                                                          ------------

Commitments and Contingencies

Stockholders' Equity
  Convertible preferred stock, par value $.001;
    stated value $1,000; 20,000,000 authorized;
    Series A - 1,945 shares issued and outstanding                  2
    Series B - 2,725 shares issued and outstanding                  3
  Common Stock, par value $.001; 50,000,000 shares
    authorized; 21,033,791 shares issued and outstanding       21,034
  Additional paid in capital                                8,491,055
  Accumulated deficit                                      (8,144,706)
                                                          ------------
    Total Stockholders' Equity                                367,388
                                                          ------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $ 1,424,966
                                                          ============


                 See accompanying summary of accounting policies
                       and notes to financial statements.

                            HYPERDYNAMICS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   For the Years Ended June 30, 2002 and 2001



                                                         2002          2001
                                                     ------------  ------------

Revenues                                             $   355,628   $   426,601
Cost of revenues                                         526,197       919,538
                                                     ------------  ------------
      GROSS MARGIN DEFICIT                              (170,569)     (492,937)
                                                     ------------  ------------

Operating Expenses
  Selling                                                 74,034       126,511
  General and administration                           2,507,825     1,096,471
  Litigation costs payable in stock                                    994,052
  Depreciation and amortization                          250,808       122,144
  Loss on retirement of assets                             9,523        20,149
  Impairment loss on revenue interest - Sierra-Net                      28,865
                                                     ------------  ------------
    Total Operating Expenses                           2,842,190     2,388,192
                                                     ------------  ------------
      NET LOSS FROM OPERATIONS                        (3,012,759)   (2,881,129)
                                                     ------------  ------------

Other Income (Expense)
  Interest expense                                       (10,595)       (3,549)
  Interest income                                         18,083        75,495
                                                     ------------  ------------
    Total Other Income                                     7,488        71,946
                                                     ------------  ------------
      NET LOSS                                        (3,005,271)   (2,809,183)
                                                     ------------  ------------
      Preferred dividend requirement                    (175,595)     (102,788)
                                                     ------------  ------------

NET LOSS CHARGEABLE TO COMMON SHAREHOLDERS           $(3,180,866)  $(2,911,971)
                                                     ============  ============

Basic and diluted loss per common share              $      (.18)  $      (.21)
Weighted average shares outstanding                   17,426,561    13,655,960


                 See accompanying summary of accounting policies
                       and notes to financial statements.

                            HYPERDYNAMICS CORPORATION
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                    For the Years Ended June 30, 2002 and 2001


                                              Preferred              Common
                                          Shares     Amount     Shares    Amount
                                        ----------  --------  ----------  --------

Balances, June 30, 2000                     2,560   $     3   13,021,820  $13,022

Common stock issued for:
  - cash                                                         175,000      175
  - exercise of options                                           37,638       38
  - services                                                     171,038      171
  - stock subscription                                           237,500      238

Issuance of stock options and warrants

Repurchase and cancellation of common
  stock purchased on the open market                             (2,500)       (3)

Issuance of convertible Preferred
  Stock Series B to related party in
  connection with the acquisition of
  SCS Corporation                           2,725         3

Preferred stock dividends

Conversion of preferred stock
  to common stock                            (615)       (1)     721,449      721

Payment of preferred stock dividends
  in common shares                                                10,000       10

Net loss
                                        ----------  --------  ----------  --------
Balances, June 30, 2001                     4,670         5   14,371,945   14,372

Common stock issued for:
  - cash                                                       1,349,170    1,349
  - exercise of options                                          445,250      445
  - services                                                   2,894,301    2,894
  - contingent note payable                                      700,000      700
  - accounts payable                                           1,273,125    1,274

Issuance of stock options and warrants

Preferred stock dividends

Net loss
                                        ----------  --------  ----------  -------
Balances, June 30, 2002                     4,670   $     5   21,033,791  $21,034
                                        ==========  ========  ==========  =======


                 See accompanying summary of accounting policies
                       and notes to financial statements.

                            HYPERDYNAMICS CORPORATION
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                   For the Years Ended June 30, 2002 and 2001
                                   (Continued)


                                        Additional
                                          Paid in     Accumulated
                                          Capital       Deficit       Totals
                                        ------------  ------------  -----------
Balances, June 30, 2000                  $4,428,527   $(2,051,869)  $2,389,683

Common stock issued for:
  - cash                                     69,825                     70,000
  - exercise of options                      18,781                     18,819
  - services                                206,547                    206,718
  - stock subscription                       94,762                     95,000

Issuance of stock options and warrants      182,359                    182,359

Repurchase and cancellation of common
  stock purchased on the open market         (2,599)                    (2,602)

Issuance of convertible Preferred
  Stock Series B to related party in
  connection with the acquisition of
  SCS Corporation                            28,997                     29,000

Preferred stock dividends                                (102,788)    (102,788)

Conversion of preferred stock
  to common stock                              (720)

Payment of preferred stock dividends
  in common shares                            7,721                      7,731

Net loss                                               (2,809,183)  (2,809,183)
                                        ------------  ------------  -----------

Balances, June 30, 2001                   5,034,200    (4,963,840)      84,737

Common stock issued for:
  - cash                                    477,151                    478,500
  - exercise of options                     211,855                    212,300
  - services                              1,389,606                  1,392,500
  - contingent note payable                 349,300                    350,000
  - accounts payable                        971,141                    972,415

Issuance of stock options and warrants       57,802                     57,802

Preferred stock dividends                                (175,595)    (175,595)

Net loss                                               (3,005,271)  (3,005,271)
                                        ------------  ------------  -----------

Balances, June 30, 2002                  $8,491,055   $(8,144,706)  $  367,388
                                        ============  ============  ===========


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

                            HYPERDYNAMICS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   For the Years Ended June 30, 2002 and 2001

                                                   2002     2001
                                                 --------  ------

SUPPLEMENTAL DISCLOSURES
  Interest paid in cash                          $  9,801  $3,549

NON-CASH TRANSACTIONS
  Issuance of common stock to reduce contingent
    liability related to the purchase of assets
    of Seacon Computer Systems, Inc.              350,000
  Issuance of common stock for accounts payable   972,415
  Payment of preferred stock dividends in
    common shares                                           7,731

                            HYPERDYNAMICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

Nature of business. HyperDynamics Corporation is a Delaware corporation formed in March 1996. HyperDynamics utilizes its integrated technology infrastructure to provide a variety of general and vertical industry focused services. In its own name, HyperDynamics provides generalized information technology services. Through its wholly-owned subsidiary, SCS Corporation, HyperDynamics focuses on oil and gas company services, such as seismic data management. Through SCS, HyperDynamics currently derives a significant portion of its revenue from the conversion of seismic data from tape media to modern media, such as DVD computer technology. Through SCS's investment in GHRC in late fiscal 2002 (Note 4), HyperDynamics began operations in oil and gas exploration, seismic data acquisition, processing, and interpretation.

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

Goodwill was recorded when the additional shares were issued in the current year, modifying last year's purchase price for SCS (see Note 3). There was no goodwill recorded in the original purchase transaction in 2001. HyperDynamics adopted SFAS 142 in the current year, and is not amortizing goodwill.

The Company follows Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, by reviewing such assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment loss recognized is the excess of the carrying amount over the fair value of the asset. Impairment losses have not been recognized because the estimated revenues of the SCS acquisition in June 2001, which were not originally expected to occur for several months, have started in August 2002.

Accounts payable and accrued expenses consist of the following:

         Accounts payable                  $299,053
         Accrued payroll and payroll tax     22,295
         Other taxes payable                 26,111
         Current portion of deferred rent    17,476
                                           --------
                                           $364,935
                                           ========

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


NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, HyperDynamics has incurred recurring net losses of $3,005,271 and $2,809,183 in 2002 and 2001, respectively, and has an accumulated deficit of $8,144,706 as of June 30, 2002. These conditions create an uncertainty as to HyperDynamics' ability to continue as a going concern. Management is trying to raise additional capital through sales of its common stock as well as seeking financing from third parties. The financial statements do not include any adjustments that might be necessary if Hyperdynamics is unable to continue as a going concern.


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


NOTE 4 - INVESTMENT IN GHRC

On March 4, 2002, SCS entered into an Agreement with USOil Corporation ("USOil") to form a Belize Corporation, Guinea Hydrocarbon Resource Corporation ("GHRC"), as the entity to perform all requirements under the 1995 Revenue and Production Sharing Agreement ("1995 RPSA") originally between USOil and The Republic of Guinea in Africa.

SCS accepted a 50% ownership in GHRC in exchange for agreeing to be responsible for the financial and technical management of GHRC, and for agreeing that USOil would have no obligation to provide any funding for GHRC. Instead, funding for GHRC will derive from SCS and from third party oil company investors. HyperDynamics is accounting for this investment as a joint venture.

USOil accepted the other 50% ownership in exchange for a receivable from GHRC for $1.6 million and for the assignment to GHRC of its 1995 RPSA, in which USOil is named as the exclusive exploration and exploitation contractor for the Republic of Guinea for an area of approximately 65,000 square kilometers offshore. In conjunction with the assignment of the 1995 RPSA, GHRC has replaced USOil as the government of Guinea's contractor.

GHRC engaged a third-party seismic services contractor to perform an initial survey of the RPSA contracted area. The agreement called for timely payment which didn't occur. Accordingly, SCS may be required to cede 10% ownership of GHRC to the contractor, thus reducing its own ownership interest to 40%. SCS is in the process of renegotiating this potential obligation. The $550,000 is the sole asset and liability of GHRC as of June 30, 2002.

This contract provides for a royalty of 15% to the Republic of Guinea of all production for the first seven years of production and a royalty ranging from 25% to 50% of the production, net of costs, thereafter. The 1995 RPSA also provides for the contractor to surrender parts of the area over the term of the agreement if work obligations are not met per a schedule outlined in the agreement. If the requirements have not been met the RPSA effectively expires in November 2002, without additional renewal. GHRC believes that it has met all requirements for the initial phase of exploration, which would extend the 1995 RPSA to 2006. The government of Guinea has not yet confirmed this understanding in writing, but when GHRC met with government representatives in September 2002 to report on the initial 2D seismic survey that GHRC had performed in April 2002, GHRC was released to perform a specific work program.

In April 2002, GHRC and the government of Guinea agreed to a specific work program beginning with additional geological and geophysical work in October 2002 and culminating in the drilling of an exploratory well during 2003 and commercial production, if warranted, in 2004. The additional geological and geophysical work is expected to cost $2.5 million and the cost of drilling wells and beginning production has not been determined, but will likely cost in excess of $20 million. The work is expected to be funded by the sale of participation units to a limited number of outside oil company participants. If GHRC is unable to elicit outside participation, it is unlikely to complete this work program and thus may lose its exploration and exploitation rights under the 1995 RPSA. Even if GHRC lost its rights under the 1995 RPSA, it would still retain the right to sell the right to use the seismic data it has collected in recovery of costs up to $2.5 million. After that point, proceeds from data sales will be shared with the government of Guinea.
..

Financial information for GHRC is as follows:

          SUMMARY OF OPERATIONS:
             Company Equity in net loss (a)              $(21,043)
                                                         =========

          BALANCE SHEET ACCOUNTS                         $      0
                                                         =========

(a) This represents 100% of the net loss of GHRC. All losses are included in HyperDynamics' general and administrative expenses for 2002, because HyperDynamics has paid all the GHRC recorded expenses to date and thus has recorded losses of GHRC to the extent of their investment in GHRC.

(b) An initial seismic survey was done in March and April 2002 for $550,000. The contractor who performed this survey is entitled to 90% of the proceeds from data sales or participation fees until the $550,000 is paid. Additionally, GHRC is required to pay $1.6 million to USOil and to pay SCS a fee of $100,000 for management fees prior to any profit split. These amounts will not be paid unless GHRC has outside oil company participation or significant data sales.

(c) HyperDynamics is contingently liable for the seismic survey cost and any other expenses of GHRC, excepting the $1.6 million to USOil.


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


NOTE 7 - LETTER OF CREDIT

HyperDynamics renewed its letter of credit for $370,855 with Frost Bank, which now expires on October 31, 2002. The purpose of the letter of credit is to guarantee the lease payments on HyperDynamics' office space. The letter of credit is guaranteed by security interest in a certificate of deposit with Frost Bank that may not be redeemed until the letter of credit expires. There were no draws against this letter of credit as of June 30, 2002, nor as of September 12, 2002. The letter was renewed and reduced to $283,595 in October 2002 in accordance with our lease.


NOTE 8 - INCOME TAXES

Income taxes are not due since HyperDynamics has had losses since inception. HyperDynamics has deductible net operating losses of approximately $2,300,000 in each of 2002 and 2001, which each can be carried forward for 20 years.

         Deferred tax assets        $ 2,230,000
         Less: valuation allowance   (2,230,000)
                                    ------------

         Net deferred taxes         $         0
                                    ============

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


NOTE 9 - COMMITMENTS AND CONTINGENCIES

HyperDynamics and its subsidiaries are involved in a number of routine business disputes that have arisen in the ordinary course of business. HyperDynamics is unable to predict the outcome of these matters, but does not believe that the ultimate resolution of these matters will have a material adverse effect on the financial statements of HyperDynamics. The amounts in dispute total approximately $250,000, of which $115,000 is accrued and $135,000 is not accrued.

HyperDynamics leases its office space from AGP Westwood, LTD over a 10-year period. The base monthly rent is $0 for months 1-6, $20,774 for months 7-54, and $24,114 for months 55-120, beginning November 1, 2000. Additional common area maintenance charges will be assessed. At June 30, 2002, future minimum payments are $249,288 per year in fiscal years 2003-2004, $252,328 in year 2005, $289,364 per year in years 2006-2010, and 120,568 in 2011. Rent expense for the years ended June 30, 2002 and 2001 totaled $286,701 and $184,567, respectively. HyperDynamics has a termination option that may be exercised after 60 months of the lease. If the termination option is exercised, HyperDynamics will be released from the lease after 69 months.

Due to a severe downturn in the IT services and communications industry, HyperDynamics is in the process of renegotiating its lease agreement with AT&T.

In addition, HyperDynamics is involved in a dispute with its preferred shareholders over conversion rights to common and whether monetary damages are due for various claims against the preferred shareholders. The effect of this outcome is not known.


NOTE 10 - PREFERRED STOCK

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


NOTE 11 - COMMON STOCK

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


NOTE 12 - STOCK OPTIONS AND WARRANTS

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

Had compensation cost for HyperDynamics' stock-based compensation plan for employees been determined based on the fair value at the grant dates for awards under those plans consistent with the Black-Scholes option-pricing model suggested by FASB Statement 123, HyperDynamics' net losses and loss per share would have been increased to the pro forma amount indicated below:

                                                     2002          2001
                                                 ------------  ------------
     Net loss chargeable to common shareholders
          - As reported                          $(3,180,866)  $(2,911,971)
          - Pro forma                             (3,751,761)   (3,728,073)
     Net loss per share
          - As reported                          $(     0.18)  $(     0.21)
          - Pro forma                             (     0.22)   (     0.27)



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

Summary information regarding options and warrants is as follows:

                                        Weighted                Weighted
                                         Average                 Average
                                          Share                   Share
                             Options      Price     Warrants      Price
                           -----------  ---------  -----------  ---------
Year ended June 30, 2001:
  Outstanding, 2000           630,834   $     .47   1,270,850   $     .57
  Granted                     346,181         .61   6,722,500         .52
  Exercised                  ( 47,638)        .60
  Expired                    (308,241)        .60  (  145,850)        .66
  Forfeited                  (115,000)       4.72
                           -----------  ---------  -----------  ---------
Outstanding, year ended
  June 30, 2001               506,136         .76   7,847,500        1.01

Year ended June 30, 2002:
  Granted                     158,636         .76     350,000         .93
  Exercised                  (350,000)        .61  (  300,000)        .40
  Expired                    (150,136)       1.10  (  425,000)        .91
  Forfeited                                        (1,200,000)        .40
                           -----------  ---------  -----------  ---------
Outstanding, year ended
  June 30, 2002               164,636   $    1.15   6,272,500   $    1.16
                           ===========  =========  ===========  =========

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

NOTE 13 - SEGMENT DISCLOSURES

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

                                           HYPD          SCS          Totals
                                       ------------  ------------  ------------
  Segment assets                       $ 1,016,728   $   408,238   $ 1,424,966
  Expenditures for long-lived assets
       2001                                903,793         1,185       700,292
       2002                                  5,654        20,364        26,018

Income Statement Data, Year Ended June 30, 2002:

  Revenues                             $   147,586   $   208,042   $   355,628
  Cost of sales                         (  304,291)   (  221,906)   (  526,197)
  Selling, general and administrative   (1,090,148)   (1,491,711)   (2,581,859)

  Depreciation & amortization           (  243,955)   (    6,853)   (  250,808)
  Loss on equipment retirement          (    8,341)   (    1,182)   (    9,523)
  Interest expense                      (   10,386)   (      209)   (   10,595)
  Interest income                           18,083                      18,083
                                       ------------  ------------  ------------
  Net loss                             $(1,491,452)  $(1,513,819)  $(3,005,271)
                                       ============  ============  ============

Income Statement Data, Year Ended June 30, 2001:

  Revenues                             $   374,683   $    51,918   $   426,601
  Cost of sales                         (  873,878)      (45,660)   (  919,538)
  Selling, general and administrative   (2,142,762)      (50,515)   (2,193,277)
  Depreciation &  amortization          (  122,094)      (    50)   (  122,144)
Loss on equipment retirement            (   20,149)                 (   20,149)
  Interest income                           75,495                      75,495
  Interest expense                      (    3,549)                 (    3,549)
  Other expense                         (   52,622)                 (   52,622)
                                       ------------  ------------  ------------
  Net loss                             $(2,764,876)  $   (44,307)  $(2,809,183)
                                       ============  ============  ============


HyperDynamics had one customer with revenues that comprised 19% of total revenues and one vendor with purchases comprising 16% of total purchases.

Concentrations. The seismic data media conversion segment operates exclusively in the oil and gas industry.


NOTE 14 - RELATED PARTY TRANSACTIONS

Related party transactions include payments to the CEO's brother for consulting services as follows: issuance of 1,479,301 shares of stock valued at $692,500. Additionally, a former director of HyperDynamics exercised 300,000 warrants at $.40 per share as a cashless warrant when the market price was $.60 per share, resulting in a net issuance of 100,000 shares.


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