Form 10QSB
period 2002-09-30
HYPERDYNAMICS CORP
filed 2002-11-19
CIK 937136

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934: For the quarterly period ended:
     September 30, 2002
     ------------------

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
                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of September 30, 2002 21,275,449 shares of common stock, $0.001 par value, were outstanding.
     Transitional  Small Business Disclosure Format (check one): Yes [ ] No [X]

                                Table of Contents

PART I     FINANCIAL INFORMATION

     ITEM 1    Financial  Statements                                           3

            Consolidated  Balance  Sheet  at
               September  30,  2002  (unaudited)                               3
            Consolidated  Statements  of  Income  for  the  three
               months  ended  September  30,  2002
               and  2001  (both  unaudited)                                    4
            Consolidated  Statements  of  Cash  Flows  for  the  three months  ended  September  30,  2002  and  2001
               (both  unaudited)                                               5
            Notes to Consolidated Financial Statements                         6

     ITEM 2    Management's  Discussion  and  Analysis  of  Financial
               Condition  and  Results  of  Operations                         7

PART II     OTHER INFORMATION

     ITEM 6    Exhibits and Reports on Form 8-K                                9

          (a)  Exhibits
          (b)  Reports on Form 8-K

     SIGNATURES          9

                        Part 1     Financial Information

ITEM 1     Financial  Statements

                               HYPERDYNAMICS CORPORATION
                               Consolidated Balance Sheet
                                As of September 30, 2002


ASSETS
Current Assets
  Cash                                                                   $      4,056
  Restricted certificate of deposit                                            80,715
  Accounts receivable, net of allowance for doubtful accounts of $9,000        57,091
  Inventory                                                                     8,655
  Other current assets                                                          7,171
                                                                          ------------
    TOTAL CURRENT ASSETS                                                      157,688
                                                                          ------------
Property and Equipment, net of accumulated depreciation of $309,204           545,725
                                                                          ------------
Other Assets
Restricted certificate of deposit                                             283,595
Goodwill                                                                      350,000
Deposits                                                                       23,432
                                                                          ------------
  Total other assets                                                          657,027
                                                                          ------------
    TOTAL ASSETS                                                          $ 1,360,440
                                                                          ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Current portion of installment debt                                     $    20,467
  Accounts payable and accrued expenses                                       431,967
  Short-Term Note Payable                                                      42,080
  Deposits                                                                     23,218
  Accrued salary payable to officers                                          191,344
  Dividends payable                                                           217,001
  Dividends payable to related party                                          145,333
                                                                          ------------
    TOTAL CURRENT LIABILITIES                                               1,071,410
DEFERRED RENT                                                                 124,724
LONG-TERM PORTION OF INSTALLMENT DEBT                                          55,676
                                                                          ------------
  TOTAL LIABILITIES                                                         1,251,810
                                                                          ------------
Stockholders' Equity
Preferred stock, par value $0.001; 20,000,000 shares authorized
Series A -1,945 shares issued and outstanding                                       2
Series B -2,725 shares issued and outstanding                                       3
Common stock, par value $0.001; 50,000,000 shares authorized; 21,275,449
shares issued and outstanding.                                                 21,275
   Additional paid-in capital                                               8,553,159
    Retained deficit                                                       (8,465,809)
                                                                           (8,465,809)
                                                                          ------------
Total stockholders' equity                                                    108,630
                                                                          ------------
Total Liabilities and Stockholders' Equity                                $ 1,360,440
                                                                          ============

                            HYPERDYNAMICS CORPORATION
                         Consolidated Income Statements
                 Three Months Ended September 30, 2002 and 2001


                                          2002          2001
                                      ------------  ------------
Revenues
                                      $   131,755   $    83,069
Cost of Revenues                           82,793       158,982
                                      ------------  ------------
GROSS MARGIN                               48,962     (  75,913)
                                      ------------  ------------
Operating Expenses
  Selling                                   3,273        51,545
  General and Administrative              274,319       269,454
  Gain on Sale of Equipment            (    7,514)
  Depreciation                             47,986        47,788
                                      ------------  ------------
    TOTAL OPERATING EXPENSES              318,064       368,787
                                      ------------  ------------
      OPERATING LOSS                     (269,102)     (444,700)

Other Income (Expense)
  Interest income                           1,445         4,073
  Interest expense                     (    6,590)   (    2,980)
                                      ------------  ------------
NET LOSS                                 (274,247)     (443,607)
PREFERRED DIVIDEND REQUIREMENT         (   46,855)   (   47,118)
                                      ------------  ------------
NET LOSS CHARGEABLE TO COMMON
  SHAREHOLDERS                        $  (321,102)  $  (490,725)
                                      ============  ============
NET LOSS PER COMMON SHARE             $    ( 0.02)  $     (0.03)
Weighted average shares outstanding    21,093,248    14,816,944

                            HYPERDYNAMICS CORPORATION
                      Consolidated Statements of Cash Flows
                  Three Months Ended September 30, 2002 and 2001


                                                           2002          2001
                                                       ------------  ------------
Cash flows from operating activities
  Net loss                                             $  (274,247)  $  (443,607)
    Adjustments to reconcile net loss to cash used by
      operating activities:
      Depreciation and amortization                         47,986        47,788
      Gain on sale of equipment                         (    7,514)
      Options and warrants issued                                          9,883
      Common stock issued for services                       2,800
      Changes in:
        Accounts receivable                              (  29,299)   (    1,957)
        Inventory                                       (    1,629)        9,023
        Other assets                                    (    1,445)        7,792
        Accounts payable and accrued expenses               93,401        84,597
        Accrued salary payable to officers                  66,541
        Deposits from customers                          (  17,107)
        Change in deferred rent                              2,394
                                                       ------------  ------------
NET CASH USED BY OPERATING ACTIVITIES                     (118,119)     (286,481)
                                                       ------------  ------------
Cash flows from investing activities
  Proceeds from sale of equipment                           39,356
  Purchase of equipment                                 (    7,888)   (    1,445)
                                                       ------------  ------------
NET CASH USED FOR INVESTING ACTIVITIES                      31,468    (    1,445)
                                                       ------------  ------------
Cash flows from financing activities
  Collection of stock subscription receivable                             95,000
  Payments on installment debt                          (    4,763)   (    4,022)
  Proceeds from Short-term Debt                             42,080
  Proceeds from sale of common stock                        24,375       199,800
                                                       ------------  ------------
NET CASH PROVIDED FROM FINANCING ACTIVITIES                 61,692       290,778
                                                       ------------  ------------
Net change in cash                                       (  24,959)        2,852
CASH AT BEGINNING OF PERIOD                                 29,015        34,265
                                                       ------------  ------------
CASH AT END OF PERIOD                                  $     4,056   $    37,117
                                                       ============  ============

                            HYPERDYNAMICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


1. The unaudited consolidated financial statements of Hyperdynamics Corporation have been prepared in accordance with generally accepted accounting principles and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's latest Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year, 2002, as reported in the Form 10-KSB, have been omitted.

2.   Common Stock

     During the first quarter 2002, 62,500 options were exercised for $14,375 and 43,478 shares were sold for $10,000. Additionally, 125,680 shares and 10,000 shares were issued for accounts payable and for services valued at $35,170 and $2,800, respectively.

3.   Subsequent Event.

     On November 8, 2002, SCS Corporation (SCS), the Company's wholly owned subsidiary entered into a Letter Agreement with US Oil Corporation (USOil). The agreement is contingent upon USOil obtaining a new Production Sharing Agreement (PSA) with the Republic of Guinea (Guinea) for the exploration and exploitation of oil and gas; for an area of approximately 65,000 square kilometers of territory offshore Guinea. The new PSA was executed on October 29, 2002, but is not effective until December 2, 2002. The PSA has a one year term for the first phase, and upon completion of the first phase, allows two years for the second phase with a potential one year extension. The PSA requires SCS to pay Guinea $250,000 within ninety days of the effective date, requires SCS to pay Guinea $1,000,000 when proven reserves are located, gives a 15% royalty to Guinea, provides for production sharing with Guinea of up to 50% after the cost of oil, and provides at least a 15% working interest to Guinea. Pursuant to the November 8th agreement, SCS was required to pay USOil $15,000 upon execution of the PSA, $15,000 in thirty days, and $10,000 in 60 days. The first $15,000 installment has been paid. The November 8th agreement also requires USOil to execute a Farm Out Agreement with SCS under which SCS will receive all benefits of the PSA and will undertake and perform all work and financial obligations, including obligations that may arise from default of any obligations. SCS is required to pay $1,600,000 to USOil when SCS enters into an agreement with a third party (such as an oil company) entity or individual in which such third party acquires, assumes, or finances all or any portion or percentage of SCS's rights, duties or obligations of the Farm-out Agreement. Hyperdynamics has guaranteed the payment of any penalties or expenses that USOil may incur as a result of SCS or any applicable third party's failure or refusal to properly conduct, perform and fulfill any obligations under the PSA. USOil will also receive a 3% overriding royalty interest in the gross proceeds from the sale of oil, natural gas or other hydrocarbons procuced from the concession acreage. The Farm-out Agreement is in review of the parties attorneys and has not been executed as of November 19, 2002.

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

ITEM 2     Management's  Discussion  and  Analysis  of  Financial
           Condition  and  Results  of  Operations

General  and  Prospective

     The quarter ended September 30, 2002 included some major accomplishments and problem solving. During the quarter the company acquired 100% of the source code of the Onyx software as a cornerstone to the Company's NuDataTM Management system. Additionally, the Company worked through some significant logistical problems regarding the backlog of tape transcriptions on its transcription contract. As a result, production dropped considerably in September after steady increases in previous months.

     Prospectively, and based on solving the backlog problems and obtaining new customers for tape transcriptions, management is very pleased with its operational progress and expects to have positive cash flow from operations in the second quarter. Operational revenues and cash flows are forecasted to continue to rise for the foreseeable future. October revenues increased sharply compared to the dip in September as we began solving our production backlog problems. We are establishing targets for significant increases in revenue and cash flows for the second and third quarters of fiscal 2003. These forecasted increases are solely a result of the minimum revenue numbers required by our contract. We would have preferred to front-end load our minimum revenues from our contract sales, but we expect to correct these logistical problems by back-end loading minimum contract revenues. The expected increase in tape transcription revenue, new marketing, sales of our NuData Management System, and new NuData customers, could result in substantial increases in revenues and cash provided from operations. We have a growing number of larger and longer-term contracts for tape transcription that we are working to close and we also expects to renew its our existing contract for next year beginning in March 2003.

Results  of  Operations

Our revenues increased 59% from $83,069 in the quarter ended September 30, 2001 to $131,755. in the quarter ended September 30, 2002 due to increased seismic data processing work. Cost of sales decreased 48% from $158,982 in the quarter ended September 30, 2001 to $82,793 in the quarter ended September 30, 2002. This translates to a gross margin of $48,962, or 37% during the quarter ended September 30, 2002 versus $(75,913), or (91%) during the quarter ended September 30, 2001. The change in cost of sales is attributable to lower payroll costs and the discontinuance of certain costs associated with the ITC business.

Our selling, general, and administrative expenses decreased 14%, from $320,999 during the quarter ended September 30, 2001 to $277,592 during the quarter ended September 30, 2002. We reduced selling expense from $51,545 to $3,273 by discontinuing the use of a salaried salesperson and by not participating in trade shows this year. We also reduced payroll expenses by $25,194, from $100,707 in 2001 to $75,513 in 2002. Accounting, legal, and consulting increased $37,287, from $47,947 in 2001 to $85,234 in 2002. This change is primarily due to an increase in consulting expense counterbalanced by a decrease in legal expense.

Based on the factors discussed above, net loss chargeable to common shareholders reduced $169,623, or 35% from $(490,725) in 2001 to $(321,102) in 2002.

Liquidity  and  Capital  Resources

     At September 30, 2002 our current ratio of current assets to current liabilities was 0.15. This compares to 0.30 for 2001. It remains management's priority to achieve cash flow from operations as quickly as possible. It is critical as discussed hereunder that we obtain additional working capital so that we can continue to meet current cash obligations while we continue to improve cash flow from operations. The "Net cash used for operating activities" was reduced by 59% from ($286,481) in 2001 to ($118,119) for the quarter in 2002. This reflects a significant improving trend and shows a cash deficit from operating activities of an monthly average of $39,373. It is important to note however, that deeper analysis of the current ratio reveals several current obligations that while they reduce the current ratio, there is no requirement to use cash to satisfy the obligation. These items include Accrued salaries payable to officers, Deposits, Dividends Payable, and Dividends payable to related party. Adjusting these amounts not requiring cash would calculate an adjusted current ratio of 0.32.

     Based on the progress of our most significant tape conversion contract implemented in April 2002, SCS Corporation, and other sales forecasts, we are continuing to make significant progress towards cash flowing from operations. Based on current contracts performance and forecasted sales for significant projects associated with our NuDataTM Management System, we expect positive cash flow from operations for the second quarter of fiscal year 2003.

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

     We  have  a CD securing our letter of credit in favor of our landlord. This
CD  is  released  partly  on an annual basis.   The next release of $87,260 will
occur  next  November  2003.


ITEM 3     Evaluation  of  disclosure  controls  and  procedures

     Kent P. Watts, our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures are appropriate and effective. They have evaluated these controls and procedures as of a date within 90 days of the filing date of this report on Form 10-QSB. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                         PART II    OTHER INFORMATION

ITEM 1     Legal Proceedings

None


ITEM 2     Changes in Securities

In addition to the transactions occurring during the quarter ended September 30, 2002, which were reported in our Annual Report on Form 10-KSB, we have effected the following transactions in reliance upon exemptions from registration under the Securities Act of 1933 as amended (the "Act") as provided in Section 4(2) thereof. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Act and setting forth the restrictions on the transferability and the sale of the securities. No underwriter participated in, nor did we pay any commissions or fees to any underwriter in connection with any of these transactions. None of the transactions involved a public offering. We believe that each person had knowledge and experience in financial and business matters which allowed them to evaluate the merits and risks of our securities. We believe that each person was knowledgeable about our operations and financial condition.

In September 2002, we issued 62,500 shares of section 144 stock to Ben Smith for the exercise of 62,500 options at $.23 per share. This was a private placement made in reliance on Section 4(2) of the Act.

In September 2002, we issued 43,478 shares to IC Investments, LTD pursuant to a $10,000 cash payment which was a partial payment on a subscription agreement to purchase up to 1,086,957 shares of common stock. This was a private placement made in reliance on Section 4(2) of the Act.


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

                                                              By: /s/ Kent Watts
                                                              ------------------
                                              Kent Watts, Chairman of the Board,
                           Chief Executive Officer, and Chief Accounting Officer

Dated:  November 15, 2002

CERTIFICATIONS
--------------
I, Kent P. Watts, certify that:
1. I have reviewed this quarterly report on Form 10-QSB of Hyperdynamics Corporation;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 15, 2002



------------------------------
[Signature]
/s/

Chief Executive Officer

CERTIFICATIONS
--------------
I, Kent P. Watts, certify that:
1. I have reviewed this quarterly report on Form 10-QSB of Hyperdynamics Corporation;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 15, 2002



--------------------------
[Signature]
/s/

Chief Financial Officer

Certification of Chief Executive Officer of Hyperdynamics Corporation, pursuant
-------------------------------------------------------------------------------
to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C.
------------------------------------------------------------------------------
63.
--

I, Kent P. Watts, the Chief Executive Officer of Hyperdynamics Corporation hereby certify that Hyperdynamics Corporation's periodic report on Form 10QSB and the financial statements contained therein fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d) and that information contained in the periodic report on Form 10QSB and the financial statements contained therein fairly represents, in all material respects, the financial condition and results of the operations of Hyperdynamics Corporation.

Date:  November 15, 2002             /s/
                                          -------------------------------------
                                          Kent P. Watts
                                          Chief Executive Officer of
                                          --------------------------
                                          Hyperdynamics Corporation
                                          -------------------------

Certification of Chief Financial Officer of Hyperdynamics Corporation, pursuant
-------------------------------------------------------------------------------
to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C.
------------------------------------------------------------------------------
63.
--

I, Kent P. Watts, the Chief Financial Officer of Hyperdynamics Corporation hereby certify that Hyperdynamics Corporation's periodic report on Form 10QSB and the financial statements contained therein fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d) and that information contained in the periodic report on Form 10QSB and the financial statements contained therein fairly represents, in all material respects, the financial condition and results of the operations of Hyperdynamics Corporation.

Date:   November 15, 2002            /s/
                                          --------------------------------
                                          Kent P. Watts
                                          Chief Financial Officer of
                                          --------------------------