Form 10QSB
period 2002-12-31
HYPERDYNAMICS CORP
filed 2003-02-19
CIK 937136

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934: For the quarterly period ended: December 31, 2002
                                                           -----------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of January 31, 2003, 23,155,240 shares of common stock, $0.001 par value, were outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                Table of Contents


Part I     Financial Information

  Item 1   Financial Statements                                               3

        Consolidated Balance Sheet at
           December 31, 2002 (unaudited)                                      3

        Consolidated Statements of Income for the three
           and six months ended December 31, 2002
           and 2001 (both unaudited)                                          4

        Consolidated Statements of Cash Flows for the six
           months ended December 31, 2002 and 2001
           (both unaudited)                                                   5

        Notes to Consolidated Financial Statements                            6

  Item 2   Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                7

Part II    Other Information                                                 10

  Item 1   Legal Proceedings                                                 10

  Item 2   Changes in Securities                                             10

  Item 6   Exhibits and Reports on Form 8-K                                  10

     (a)  Exhibits

     (b)  Reports on Form 8-K

  Signatures                                                                11

                          Part 1 Financial Information

Item 1     Financial  Statements

                              HYPERDYNAMICS CORPORATION
                              Consolidated Balance Sheet
                               As of December 31, 2002


Assets
Current Assets
  Cash                                                                   $    13,661
  Restricted certificate of deposit                                           87,260
  Accounts receivable, net of allowance for doubtful accounts of $9,678      140,205
  Inventory                                                                   13,748
  Other current assets                                                         6,816
                                                                         ------------
Total Current Assets                                                         261,690
                                                                         ------------

                                                                         ------------
Property and Equipment, net of accumulated depreciation of $357,186          525,122
Other Assets
  Restricted certificate of deposit                                          196,335
  Goodwill                                                                   350,000
  Unproved oil and gas properties, using full cost method of accounting      617,853
  Deposits                                                                    23,432
                                                                         ------------
Total other assets                                                         1,187,620
                                                                         ------------
Total Assets                                                             $ 1,974,432
                                                                         ============

Liabilities and Stockholders' Equity
Current Liabilities
  Current portion of installment debt                                    $    21,061
Accounts payable and accrued expenses                                        496,216
Accounts payable seismic data                                                550,000
Accrued salary payable to officers                                            21,811
Customer deposits                                                             39,950
  Dividends payable                                                          236,605
                                                                         ------------
Total Current Liabilities                                                  1,365,643
                                                                         ------------
Long-term portion of installment debt                                         50,183
Notes payable to officers                                                    204,422
Deferred Rent                                                                127,118
                                                                         ------------
                                                                           1,747,366
                                                                         ------------

Stockholders' Equity
  Preferred stock, par value $0.001; 20,000,000 shares authorized
  Series A - 1,945 shares issued and outstanding                                   2
  Series B - 2,725 shares issued and outstanding                                   3
  Common stock, $.001 par value, 50,000,000 shares authorized,
    22,905,240 shares issued and outstanding                                  22,905
  Additional paid-in capital                                               9,082,475
  Retained deficit                                                        (8,878,319)
                                                                         ------------
Total stockholders' equity                                                   227,066
                                                                         ------------
Total Liabilities and Stockholders' Equity                               $ 1,974,432
                                                                         ============

                            HYPERDYNAMICS CORPORATION
                         Consolidated Income Statements
             3 Months and 6 Months ended December 31, 2002 and 2001


                                                   3 Months ended                  6 Months ended
                                                 2002           2001            2002            2001
                                             ------------  ---------------  ------------  ----------------
Revenues                                     $   204,777   $      126,740   $   336,532   $       209,809
Cost of Revenues                                  93,829          149,884       183,612           308,865
                                             ------------  ---------------  ------------  ----------------
Gross Margin                                     110,948     (     23,144)      152,920       (    99,056)
                                             ------------  ---------------  ------------  ----------------
Operating Expenses
  Selling                                         17,549           14,916        20,822            66,461
  General and administrative                     403,867        1,338,489       671,196         1,607,943
  Gain on sale of equipment                                 (       2,871)   (    7,514)     (      2,871)
  Depreciation                                    47,982           37,991        95,968            85,779
                                             ------------  ---------------  ------------  ----------------
Total Operating Expenses                         469,398        1,388,525       780,472         1,757,312
                                             ------------  ---------------  ------------  ----------------
Operating Loss                                  (358,450)      (1,411,669)     (627,552)       (1,856,368)
Other Income (Expense)
  Interest income                                  1,417            3,963         2,862             8,036
  Interest expense                            (    8,623)   (       2,739)    (  15,214)   (        5,719)
                                             ------------  ---------------  ------------  ----------------
Net Loss                                        (365,656)      (1,410,445)  $  (639,904)  $    (1,854,051)

Preferred dividend requirement                (   46,854)    (     35,409)   (   93,709)    (      82,527)
                                             ------------  ---------------  ------------  ----------------
Net loss chargeable to common shareholders   $  (412,510)  $   (1,445,844)  $  (733,613)  $    (1,936,578)
                                             ============  ===============  ============  ================

Net Loss per Common Share                    $      (.02)  $         (.09)  $      (.03)  $          (.13)
Weighted average shares
outstanding                                   21,345,889       16,123,351    21,215,945        15,470,148

                            HYPERDYNAMICS CORPORATION
                      Consolidated Statements of Cash Flows
                    6 Months Ended December 31, 2002 and 2001


                                                         2002            2001
                                                     -------------  ---------------
Cash flows from operating activities
  Net loss                                           $   (639,904)  $   (1,854,051)
  Adjustments to reconcile net loss to cash used by
operating activities
  Depreciation and amortization                            95,968           85,779
  Gain on sale of assets                               (    7,514)   (       2,871)
  Options and warrants issued                             183,600           21,910
  Common stock issued for services                         27,800        1,075,000
  Changes in:
     Accounts receivable                                 (112,413)          18,122
     Inventory                                         (    6,721)   (       5,185)
     Other assets                                      (    1,092)          25,802
     Accrued salary payable to officers                    92,630
     Deposits from customers                           (      375)
     Deferred rent                                          4,788
     Accounts payable and accrued expenses                223,950          139,734
                                                     -------------  ---------------
Net cash used for operating activities                   (139,283)     (   495,760)
                                                     -------------  ---------------
Cash flows from investing activities
  Decrease in restricted cash                              80,715           65,445
  Investment in unproved properties                       (67,853)
  Proceeds from sale of equipment                          39,356            2,871
  Purchase of equipment                                 (  35,267)    (      3,611)
                                                     -------------  ---------------
Net cash provided by investing activities                  16,951           64,705
                                                     -------------  ---------------
Cash flows from financing activities
Collection of stock subscription receivable                                 95,000
  Payments on installment debt                          (   9,662)   (       8,291)
  Proceeds from sale of common stock                      116,640          349,800
                                                     -------------  ---------------
Net cash provided by financing activities                 106,978          436,509
                                                     -------------  ---------------
Net increase (decrease) in cash                         (  15,354)           5,454
Cash at beginning of period                                29,015           34,265
                                                     -------------  ---------------
Cash at end of period                                $     13,661   $       39,719
                                                     =============  ===============

                            HYPERDYNAMICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


Note 1  -  Basis of Presentation

The unaudited consolidated financial statements of Hyperdynamics Corporation have been prepared in accordance with accounting principles generally accepted in the United States and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in Hyperdynamics' latest Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year 2002 as reported in the Form 10-KSB, have been omitted.


Note 2  -  Stock Issuances

During the six months ended December 31, 2002, 323,820 options and warrants were exercised for $66,639. 338,643 shares were issued for accounts payable valued at $92,670. Hyperdynamics issued 102,593 shares valued at $27,800 for services rendered in the six months ended December 31, 2002.
     Hyperdynamics issued 243,478 shares for $50,000 invested pursuant to private subscription agreements. Hyperdynamics issued 862,195 shares to a related party in payment of accrued dividends of $172,583. In January 2003, an additional 250,000 shares were sold for $50,000.


Note 3  -  Unproved  Oil  and  Gas  Properties

On November 8, 2002, SCS Corporation (SCS), HyperDynamics' wholly-owned subsidiary, agreed to modify their previous joint venture arrangement with USOil Corporation (USOil) in Guinea Hydrocarbon Resource Corporation (GHRC).

In the new arrangement, SCS purchased USOil's interest in GHRC and all of its claims to a 65,000 square kilometer offshore oil and gas lease on the coast of the Republic of Guinea (Guinea) in Africa for $40,000. SCS assumed USOil's obligations to Guinea as described in the Production Sharing Agreement (PSA) signed with Guinea and effective December 2, 2002.

Under this PSA, SCS has the following financial obligations:

a. SCS must pay Guinea $250,000 by March 2, 2003, and additional royalty payments are due if oil and gas is found.

b. SCS must perform 2-D seismic work for 4,000 kilometers, which will cost an estimated $2.5 to $6 million during the First Exploration Period which ends in December 203. If SCS timely produces this data, it will automatically obtain a 3-year lease contract extension.

c. During the second exploration period, SCS is required to drill at least one exploratory well at an estimated cost of $10 million.

SCS must also pay USOil up to $1,600,000 if SCS obtains at least $3 million in financing for this Guinea development project, and a 3% royalty if oil and gas is produced.

To date, $617,853 has been spent or incurred on this project.

SCS has not yet identified the source of its financing for the $250,000 required payment due March 2, 2003 nor the additional costs of developing the lease as described above.


Note 4  -  Oil and Gas Accounting Policies

Property and equipment. Hyperdynamics follows the full cost accounting method to account for the costs incurred in the acquisition, exploration, development and production of oil and gas reserves. Under this method, all costs including internal costs, directly related to acquisition, exploration, and development activities are capitalizable as oil and gas property costs.

Amortization of unproved property costs begins when the properties become proved or their values become impaired. Hyperdynamics assesses the realizability of unproved properties on at least an annual basis or when there has been an indication that an impairment in value may have occurred. Impairment of unproved properties is assessed based on management's intention with regard to future exploration and development of individually significant properties and the ability of Hyperdynamics to obtain funds to finance such exploration and development. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized.

Under full cost accounting rules for each cost center, capitalized costs of proved properties, less accumulated amortization and related deferred income taxes, shall not exceed an amount (the "cost ceiling") equal to the sum of (a) the present value of future net cash flows from estimated production of proved oil and gas reserves, based on current economic and operating conditions, discounted at 10 percent, plus (b) the cost of properties not being amortized, plus (c) the lower of cost or estimated fair value of any unproved properties included in the costs being amortized, less (d) any income tax effects related to differences between the book an tax basis of the properties involved. If capitalized costs exceed this limit, the excess is charged as an impairment expense.

Capitalized costs incurred in property acquisition, exploration and development activities:

                                                          2002
                                                        --------
           2-D Seismic work                             $550,000
           Payments to US Oil due under the
             farmout agreement                            30,000
           Geological consulting                          24,103
           Data processing                                13,750
                                                        --------
                                                        $617,853
                                                        ========

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


Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Results  of  Operations

The results of operations for our second quarter ended December 31, 2002 when compared to the prior year reflect significant operational progress across the board with increased revenues, greatly improved gross margins, and reductions in expenses all leading towards substantial reduction in net loss and getting ever closer to cash flow positive results and expected net income in the near future.

During the quarter we had two major specific accomplishments. First we generated positive cash flow from operations for the month of December 2002 resulting from our increasing activity for our SCS NuData conversion services and taking on more customers and work with the same fixed overhead. Secondly, we signed a 100% farmout agreement with US Oil to perform the exploration and exploitation work for approximately 16 million acres offshore the Republic of Guinea. Both of these accomplishments are expected to lead into a natural progression of substantially improved operations for us as discussed further in the "General Discussion and Prospective Information" section below.

Our revenues increased 62% from $209,809 in the six months ended December 31, 2001 to $336,532 in the six months ended December 31, 2002 due to increased seismic data processing work. Cost of sales decreased 40% from $308,865 in the six months ended December 31, 2001 to $183,612 in the six months ended December 31, 2002. This translates to a gross margin of $152,920, or 45% during the six months ended December 31, 2002 versus $(99,056), or (47%) during the six months ended December 31, 2001. The change in cost of sales is attributable to our focus on higher margin services, lower payroll costs, and the decline of certain costs associated with the ITSP business.

Our selling, general, and administrative expenses decreased 56%, from $1,757,312 during the six months ended December 31, 2001 to $780,472 during the six months ended December 31, 2002. The most significant difference between the periods was stock issuances to consultants in 2001 of $1,075,000 which contributed to a total consulting expense in the six months ended December 31, 2001 of $1,101,550. This compares with $277,815 during the six months ended December 31, 2002. We reduced selling expense from $66,461 to $20,822 by discontinuing the use of a salaried salesperson and by not participating in trade shows this year. However, during the quarter ended December 31, 2002, we engaged a salesperson so we expect sales costs to increase slightly in the future. We reduced payroll expenses by $46,267, from $119,383 in 2002 to $165,650 in 2001.

Based on the factors discussed above, net loss chargeable to common shareholders reduced $1,202,965, or 62% from $(1,936,578) in 2001 to $(733,613) in 2002.

Liquidity  and  Capital  Resources

At December 31, 2002 our current ratio of current assets to current liabilities was 0.19. This compares to .29 for 2001. However, it is important to note that deeper analysis of the current ratio reveals several current obligations that while they reduce the current ratio, there are no requirements to use cash to satisfy the underlying obligations and in the case of accounts payable seismic data, they are contingent upon receipt of substantial revenues significantly over and above the amount of the liability. These items include Accounts payable seismic data, Accrued salary payable to officers, Deposits, and Dividends Payable. Adjusting these amounts not requiring cash would calculate an adjusted current ratio of 0.52.

The current ratio of less than 1.0 is still resulting from funding of cash deficits, which resulted from operating losses during the year. It remains management's priority to achieve positive cash flow from operations as quickly as possible. It accomplished this in the month of December and now we are working to accomplish on a quarterly basis over a three-month period. It is critical as discussed hereunder that we obtain additional working capital so that we can continue to meet current cash obligations while we continue to improve cash flow from operations. An illustration of improving cash flow is to note that the "Net cash used in operating activities" was reduced by 72% from ($495,760) in 2001 to ($(139,283) for the quarter in 2002. This reflects a significant improving trend and shows a cash deficit from operating activities of a monthly average of $23,214 for the first six months improving from an average of $39,373 for the first three months of the fiscal year.

Based on the progress and expected renewal of our most significant tape conversion contract implemented in April 2002, SCS Corporation, and other sales forecasts, we are continuing to make significant progress towards positive cash flow from operations. Based on current contracts performance and forecasted sales for significant projects associated with our NuDataTM Management System and with the possibility of revenues starting up on the performance of the farmout agreement with US Oil, we expect positive cash flow from operations improving again over the 2nd quarter in the 3rd quarter of the fiscal year.

In order to bridge ourselves to a new level of operational success, management is planning to raise another $150,000 on private transactions involving the Company's restricted common stock. On September 12, 2002, we signed a stock subscription agreement to sell, on a best efforts basis, up to $250,000 of our restricted 144 common stock to IC Investments LTD at $.23 per share. As of February 10, 2002 we have raised $50,000 from this agreement. We may obtain additional capital upon the exercise of previously-issued warrants and outstanding options for common stock.

We  have a CD securing our letter of credit in favor of our landlord. This CD is
released  partly  on  an  annual basis.   The next release of $87,260 will occur
next  November  2003.

Additionally, to fund our pipeline of NuData library conversion business we are considering additional private financing to raise funds necessary to support the growing demand for these services. The funds will be used primarily for acquiring legacy tape equipment and further software development to continue adding significant value-add to our ONYX proprietary software.

Rights and Obligations under farmout agreement

Under our farmout agreement with US Oil, SCS Corporation accepted all the rights to the December 2002 Production and Sharing Agreement (2002 PSA) between the Republic of Guinea and US Oil as well as 100% of the obligations pursuant to the 2002 PSA. Thus, SCS has 100% of the exploration and drilling rights to approximately 16,000,000 acres of offshore territory. The Company has formulated performance plans "A", "B", and "C", which "A", include obtaining an oil and gas company partner to operate the farmed out territory and perform the 2002 PSA, "B", potentially creating a joint venture to finance and perform the work requirements for the initial exploration phase that ends on December 2, 2003, and "C", the possibility of obtaining private financing to perform the work required and to high-grade the value of the property by pinpointing viable leads and potential prospects for hydrocarbon exploitation. The Company is currently leaning towards plan "A" to do an operating agreement with a major oil company and there has been serious interest expressed in writing to us and through hard dollar investment in performing due diligence on available seismic data that SCS has been given access to.

Without further agreement due to undue delays from receiving access to vintage data, SCS must pay the government of Guinea $250,000 by March 2, 2003 as part of a permitting fee to begin work. The initial exploration period also requires SCS to acquire process, and analyze an additional 4,000 kilometers of new seismic data before December 2, 2003. It is possible for SCS to go into default on the farmout agreement if it fails to perform on time and if a default persisted and was not cured within 90 days SCS could potentially lose its rights there under.

General Discussion and Prospective Information

Our business focus is to continue building our potential pipeline of business for existing customers for seismic data library conversions first. We have pinpointed millions of dollars of needed seismic data library conversion work that we are actively pursuing at different stages in the sales cycle. These sales cycles appear to be running between six months and one year but are expected to significantly shorten in the near future as oil and gas companies wake up to the realization that they better act quickly if they want to preserve their seismic data assets.

At the same time we are working so diligently on seismic data conversions, we are specifically working to formalize agreements with oil companies for performance under our farmout agreement. These two concurrent goals are continually progressing and giving us the potential to become very profitable very soon.

We have significant assets and competitive advantages including our proprietary software, our software development capabilities, our experienced personnel, our technical capabilities, and now our exclusive farmout agreement for exploration and exploitation of a vast area for oil and gas. In the near term, we expect to monetize our assets and capabilities realizing positive cash flow and profits together with maintaining a growing profit forecast for years into the future.


                          Part II     Other Information

ITEM 1.  Legal Proceedings
None

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

In November 2002, We issued 50,000 shares to David Gillespie pursuant to $10,000 cash payment made on a subscription agreement. This was a private placement made in reliance on Section 4(2) of the Act.

In November 2002, we issued 50,000 shares to James Brown for the exercise of 50,000 warrants at $.20 per share. This was a private placement made in reliance on Section 4(2) of the Act.

In November 2002, we issued 50,000 shares to David Lindskog for the exercise of 50,000 warrants at $.20 per share. This was a private placement made in reliance on Section 4(2) of the Act.

In November 2002, we issued 61,320 shares to Leonard Messler for the exercise of 61,320 warrants at $.20 per share. This was a private placement made in reliance on Section 4(2) of the Act.

In December 2002, we issued 100,000 shares to Earl Norwood for the exercise of 100,000 warrants at $.20 per share. This was a private placement made in reliance on Section 4(2) of the Act.

In December 2002, Jerome Derenzo purchased 150,000 shares of restricted stock for $30,000 pursuant to a subscription agreement. This was a private placement made in reliance on Section 4(2) of the Act.

In December 2002, we issued 862,915 shares to DJX, Inc., a related party, in payment of accrued dividends on our series B preferred stock of $172,583.

In January 2003, David Lindskog purchased 250,000 shares of restricted stock for $50,000 pursuant to a subscription agreement. This was a private placement made in reliance on Section 4(2) of the Act.

Item 6    Exhibits and Reports on Form 8-K

     (a)  Exhibits

          None

     (b)  Reports  on  Form  8-K

          8-K filed December 20, 2002, detailing the execution of the FarmOut Agreement with USOil

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

Dated:  February 14, 2003

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

Date:  February 14, 2003



----------------------------
[Signature]
/s/

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

Date:  February 14, 2003



------------------------------
[Signature]
/s/

Chief Financial Officer



Certification  of Chief Executive Officer of Hyperdynamics Corporation, pursuant
--------------------------------------------------------------------------------
to  Section  906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C.
--------------------------------------------------------------------------------
63.
--

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

Date:  February 14, 2003              /s/
                                          --------------------------
                                          Kent P. Watts
                                          Chief Executive Officer of
                                          --------------------------
                                          Hyperdynamics Corporation
                                          --------------------------



Certification  of Chief Financial Officer of Hyperdynamics Corporation, pursuant
--------------------------------------------------------------------------------
to  Section  906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C.
--------------------------------------------------------------------------------
63.
--

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

Date:  February 14, 2003              /s/
                                          --------------------------
                                          Kent P. Watts
                                          Chief Executive Officer of
                                          --------------------------