Form 10QSB
period 2003-03-31
HYPERDYNAMICS CORP
filed 2003-05-19
CIK 937136

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934: For the quarterly period ended: March 31, 2003
                                                          --------------
                                       or

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

                           9700 Bissonnet, Suite 1700
                              Houston, Texas 77036
          (Address of principal executive offices, including zip code)
                                  713-353-9400
       (registrant's principal executive office telephone number)


                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of April 25, 2003, 23,200,240 shares of common stock, $0.001 par value, were outstanding.
Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                Table of Contents


PART I   FINANCIAL INFORMATION
  Item 1   Financial Statements

       Consolidated Balance Sheet at
           March 31, 2003                                          3
       Consolidated Statements of Income for the three
           and nine months ended March 31, 2003
           and 2002                                                4
       Consolidated Statements of Cash Flows for the nine
           months ended March 31, 2003 and 2002                    5
       Notes to Consolidated Financial Statements                  6

  Item 2   Management's Discussion and Analysis of Financial
           Condition and Results of Operations                     8

  Item 3:  Evaluation of disclosure controls and procedures        8


PART II  OTHER INFORMATION

  Item 2   Changes in Securities                                  12

  Item 6   Exhibits and Reports on Form 8-K                       12

       (a)  Exhibits

       (b)  Reports on Form 8-K

  Signatures                                                      13

                        Part 1     Financial Information

Item 1     Financial Statements

                                HYPERDYNAMICS CORPORATION
                               Consolidated Balance Sheet
                                     March 31, 2003


Assets
Current Assets
  Cash                                                                    $       6,568
  Restricted certificate of deposit                                              87,260
  Accounts receivable, net of allowance for doubtful accounts of $12,470         30,793
  Inventory                                                                      14,458
  Other current assets                                                            2,836
                                                                          --------------
Total Current Assets                                                            141,915
                                                                          --------------
Property and Equipment, net of accumulated depreciation of $398,412             485,418
Other Assets
  Restricted certificate of deposit                                             196,335
  Goodwill                                                                      350,000
  Unproved oil and gas properties, using full cost method of accounting         629,353
  Deposits                                                                       23,432
                                                                          --------------
Total other assets                                                            1,199,120
                                                                          --------------
Total Assets                                                              $   1,826,453
                                                                          ==============
Liabilities and Stockholders' Deficit
Current Liabilities
  Current portion of installment debt                                     $      21,673
  Accounts payable and accrued expenses                                         539,353
  Accounts payable seismic data                                                 650,000
  Accrued salary payable to officers                                             20,868
  Customer deposits                                                               5,000
  Dividends payable                                                             255,571
  Dividends payable to related party                                             27,250
                                                                          --------------
Total Current Liabilities                                                     1,519,715
                                                                          --------------
Long-term portion of installment debt                                            44,529
Notes payable to officers                                                       204,422
Deferred rent                                                                   129,512
                                                                          --------------
Total Liabilities                                                             1,898,178
Stockholders' Deficit
Preferred stock, par value $0.001; 20,000,000 shares authorized
Series A - 1,945 shares issued and outstanding                                        2
Series B - 2,725 shares issued and outstanding                                        3
Common stock, par value $0.001; 50,000,000 shares authorized;
  23,200,240 shares issued and outstanding.                                      23,200
Additional paid-in capital                                                    9,186,408
Accumulated deficit                                                          (9,281,338)
                                                                          --------------
Total stockholders' deficit                                                (     71,725)
                                                                          --------------
Total Liabilities and Stockholders' Deficit                               $   1,826,453
                                                                          ==============

                            HYPERDYNAMICS CORPORATION
                         Consolidated Income Statements
              3 Months and 9 Months ended March 31, 2003 and 2002


                                                  3 Months ended               9 Months ended
                                                 2003          2002          2003          2002
                                             ------------  ------------  ------------  ------------
Revenues                                     $   111,650   $    43,732   $   448,182   $   253,541
Cost of revenues                                  70,396       122,829       254,008       434,770
                                             ------------  ------------  ------------  ------------
Gross Margin (Loss)                               41,254       (79,097)      194,174      (181,229)
                                             ------------  ------------  ------------  ------------
Operating Expenses
  Selling                                         11,531        11,760        32,353        78,221
  General and administrative                     343,729       580,630     1,014,923     2,188,572
  Gain on sale of equipment                                                   (7,514)       (2,871)
  Depreciation                                    41,227        39,441       137,195       125,221
                                             ------------  ------------  ------------  ------------
Total Operating Expenses                         396,487       631,831     1,176,957     2,389,143
                                             ------------  ------------  ------------  ------------
Operating Loss                                  (355,233)     (710,928)     (982,783)   (2,570,372)
Other Income (Expense)
  Interest income                                  1,418         6,507         4,280        14,544
  Interest expense                                (2,989)       (3,386)      (18,203)       (9,105)
                                             ------------  ------------  ------------  ------------
Net Loss                                        (356,804)     (707,807)     (996,706)   (2,564,933)

Preferred dividend requirement                   (46,216)      (46,215)     (139,925)     (128,742)
                                             ------------  ------------  ------------  ------------
Net loss applicable to common shareholders   $  (403,020)  $  (754,022)  $(1,136,631)  $(2,693,675)
                                             ============  ============  ============  ============

Basis and diluted loss per share             $      (.02)  $      (.04)  $      (.05)  $      (.16)
Weighted average shares outstanding           23,086,907    18,750,828    21,839,599    16,563,708

                            HYPERDYNAMICS CORPORATION
                      Consolidated Statements of Cash Flows
                     9 Months Ended March 31, 2003 and 2002


                                                2003         2002
                                             ----------  ------------
Cash flows from operating activities
Net loss                                     $(996,706)  $(2,564,933)
Adjustments to reconcile net income to cash
used by operating activities
Depreciation and amortization                  137,195       125,221
Gain on sale of assets                          (7,514)      ( 2,871)
Options and warrants issued                    224,778        58,442
Common stock issued for services                27,800     1,325,000
Changes in:
    Accounts receivable                         (3,001)       20,277
    Inventory                                   (7,431)       (3,691)
    Other assets                                 2,888        35,236
    Accrued salary payable to officers          91,687        82,837
    Deposits from customers                    (35,325)       35,334
    Deferred rent                                7,182
    Accounts payable and accrued expenses      380,136       213,210
                                             ----------  ------------
Net cash used in operating activities         (178,311)     (675,938)
                                             ----------  ------------
Cash flows from investing activities
Decrease in restricted cash                     80,715        65,445
Investment in unproved properties              (79,353)
Proceeds from sale of equipment                 39,356         2,871
Purchase of equipment                          (36,790)       (6,611)
                                             ----------  ------------
Net cash provided by investing activities        3,928        61,705
                                             ----------  ------------
Cash flows from financing activities
Collection of stock subscription receivable                   95,000
Payments on installment debt                   (14,704)      (12,687)
Proceeds from sale of common stock             166,640       557,300
                                             ----------  ------------
Net cash provided by financing activities      151,936       639,613
                                             ----------  ------------
Net increase (decrease) in cash                (22,447)       25,380
Cash at beginning of period                     29,015        34,265
                                             ----------  ------------
Cash at end of period                        $   6,568   $    59,645
                                             ==========  ============

                            HYPERDYNAMICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


Note 1 - Basis of Presentation

The unaudited consolidated financial statements of Hyperdynamics Corporation have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in Hyperdynamics' latest Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year 2002 as reported in the Form 10-KSB, have been omitted.


Note 2 - Stock Issuances

During the nine months ended March 31, 2003, 323,820 options and warrants were exercised for $66,639. 383,643 shares were issued for accounts payable valued at $105,720. Hyperdynamics issued 102,593 shares valued at $27,800 for services rendered in the nine months ended March 31, 2003. Hyperdynamics issued 493,478 shares for $100,000 invested pursuant to private subscription agreements. Hyperdynamics issued 862,195 shares to a related party in payment of accrued dividends of $172,583.


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

Under this PSA, SCS has the following financial obligations:

a. SCS must pay Guinea $250,000 by March 2, 2003, and additional royalty payments are due if oil and gas is found. As of April 25, 2003, the payment has not been made.

b. SCS must perform 2-D seismic work for 4,000 kilometers, which will cost an estimated $2.5 to $6 million during the First Exploration Period which ends in December 2003. If SCS timely produces this data, it will automatically obtain a 3-year lease contract extension.

c. During the second exploration period, SCS is required to drill at least one exploratory well at an estimated cost of $10 million.

SCS must also pay USOil up to $1,600,000 if SCS obtains at least $3 million in financing for this Guinea development project, and a 3% royalty if oil and gas is produced.

To date, $629,353 of capital costs have been incurred on this project.


Note 4 - Accounts Payable Seismic Data

In February 2003, SCS agreed to pay $650,000 to Offshore Seismic Surveys, Inc.
(OSS), an offshore seismic company, for OSS agreeing to release GHRC from the $550,000 due to OSS for the Guinea seismic data. The additional $100,000 has
been charged to expense in the quarter ending March 31, 2003.   OSS maintains a
lien on the ownership and sale of the seismic data for the $650,000 less any payments made on this amount. Any user license sales proceeds generated from user licenses of the acquired data shall first go to payoff the $650,000 liability at a rate of 90 percent of gross user license sales proceeds for OSS and 10 percent for SCS until the $650,000 is paid in full. Any funding arrangement SCS enters into with respect to the Guinea PSA, whereby all rights and obligations under the PSA are transferred, shall cause the $650,000 to become immediately due upon signing and funding of such agreement.


Note 5 - Oil and Gas Accounting Policies

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

Capitalized costs incurred in property acquisition, exploration and development activities:

                                              2003
                                             --------
           2-D Seismic work                  $550,000
           Payments to US Oil due under the
             farmout agreement                 40,000
           Geological consulting               25,603
           Data processing                     13,750
                                             --------
                                             $629,353
                                             ========


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

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The results of operations for our third quarter ended March 31, 2003 when compared to the prior year reflect increases in service revenues for NuData, continued improved gross margins, and reductions in expenses all leading towards substantial reduction in net loss on a comparative basis with last year. Although our comparative increase in revenue for the quarter is less than expected, other accomplishments of the company during the quarter keep management greatly encouraged and optimistic about our developing NuData business. At the same time, progress of our oil and gas Farmout has us genuinely excited about future results of operations.

Due to a technical review and the end of our first major contract for NuData Conversion as of March 2003, our operations and revenues slowed substantially during the quarter. Although we passed our technical review with high merit, the renewal process for the next years contract for the Trinidad project has proven to be more lengthy and cumbersome than expected. At the same time our major contract has slowed, new marketing for additional projects, other than small tape copy and pilot jobs, has grown. These potential NuData contracts are proving to have a similarly lengthy sales process, as did our first contract that closed last year. With a need and desire to cash flow from operations, management is doing everything possible to speed up these sales cycles and close new business. During the quarter a new top down marketing approach was initiated and the company is working close with SAS. SAS is the largest privately owned Software Company providing statistical business applications used by fortune 500 companies. SAS has embraced our capabilities and NuData software, viewing us as a necessity to clean up their customer's data and making it readily accessible, thereby increasing the value of their high-end applications. They are heavily recommending our services to their clients for this reason.

Additionally, during the quarter management has solidified its strategy towards performing under its December 10, 2002 Farmout Agreement where we obtained 100% of the rights to explore and exploit over 16,000,000 acres of offshore territory for the Republic of Guinea in West Africa. During the quarter the company worked to find an oil company partner to help us perform the exploration work, pinpoint drilling prospects, and be ready to begin the second exploration phase, beginning December 2003, with the first exploratory well to be drilled sometime thereafter. One important accomplishment was that we obtained access to approximately 15,000 kilometers of 2d seismic over the Farmout area, acquired since the 1970's. We provided a significant amount of this data to a major oil company for a sixty-day evaluation. Another major oil company has made us an offer whose terms were not acceptable. At last report this potential oil company partner is still willing to negotiate. Since we have five major oil companies at different levels of negotiation, we made the decision early in the year to focus primarily on performing the required work under the 2002 PSA. As we move forward with the work program, we believe that offers from major oil companies will come in line with requirements that have been established. As we continue to perform the work, we will increasingly mitigate risk for our potential partners and the concession will become substantially more valuable for Guinea and for us. During the quarter, Mr. Neil Moore continued to formulate the work program for the Government (to be presented within the next two weeks to Guinea) so that we are prepared to perform the required work to acquire an additional 4,000 kilometers of 2-D seismic, to process and analyze it, and to begin pinpointing drilling prospects and actual drill sites. Analysis of our own Geologist and Geophysicist, Mr. Robert Bearnth and Mr. Neil Moore and collaborative feedback from four major oil companies and other independent consultants supports our belief of the existence of significant hydrocarbons, hydrocarbon systems, and many significant structures that could potentially be upgraded to drilling prospects. Based on all the analysis and reviews by both our geologist and geologist from potential oil company partners over the last year, a consensus has been reached. All agree that significantly more seismic analysis is heavily merited and is the next natural step towards obtaining the goal of a commercially viable discovery in Guinea. We have completed the necessary work in preparing to move forward to perform the additional seismic under the work program we are prepared to present to the Government of Guinea in fulfillment of the initial exploration phase of the December 2002 Production Sharing Agreement.

Our revenues increased 76.76% from $253,541 in the nine months ended March 31, 2002 to $448,182 in the nine months ended March 31, 2003 due to increased seismic data processing work. Cost of revenues decreased 41.58% from $434,770 in the nine months ended March 31, 2002 to $ 254,008 in the nine months ended March 31, 2003. This translates to a gross margin of $194,174, or 43.32% during the nine months ended March 31, 2003 versus $(181,229), or (71.48%) during the nine months ended March 31, 2002. The change in cost of sales is attributable to our focus on higher margin services, lower payroll costs, and the decline of certain costs associated with the ITSP business.

Our selling, general, and administrative expenses decreased 53.80%, from $2,266,793 during the nine months ended March 31, 2002 to $1,047,276 during the nine months ended March 31, 2003. The most significant difference between the periods was stock issuances to consultants in fiscal 2002 of $1,325,000 as opposed to stock issuances in 2003 of $94,100. This contributed to a total consulting expense in the nine months ended March 31, 2002 of $1,403,860 compared with $326,032 during the nine months ended March 31, 2003. We reduced selling expense from $78,221 to $32,353. We reduced payroll expenses by $88,161 from $284,046 in 2002 to $195,885 in 2003. Professional fees decreased from $95,319 in 2002 to 72,699 in 2003. In 2003, a one-time $100,000 charge for the renegotiation of the debt for the access to the Guinean seismic data occurred. Finally, lease expenses decreased from $266,153 in 2002 to $198,536 in 2003.

Based on the factors discussed above, net loss chargeable to common shareholders reduced $1,557,044, or 58% from $(2,693,675) in 2002 to $(1,136,631) in 2003.

Liquidity and Capital Resources

At March 31, 2003 our current ratio of current assets to current liabilities was
..09. This compares to .24 for 2002.   However, it is important to note that
deeper analysis of the current ratio reveals several current obligations that while they reduce the current ratio, there are no requirements to use cash to satisfy the underlying obligations. These items include Accrued salary payable to officers, Deposits, and Dividends Payable Additionally, in the case of Accounts payable seismic data, the payment is deferred until the receipt of substantial funds significantly over and above the amount of the liability or revenues resulting from the licensing of the data, which is carried as a long-term asset in our balance sheet. Adjusting these amounts not requiring cash would calculate an adjusted current ratio of 0.25. Since the end of the quarter our current ratio has improved significantly based on cash receipts for private stock investments discussed below.

The current ratio of less than 1.0 is still resulting from funding of cash deficits, which resulted from operating losses during the year. It remains management's priority to achieve positive cash flow from operations as quickly as possible. We accomplished this in the month of December 2002 and now we are working to accomplish this monthly, quarterly, and an annual basis year after year. The lower than expected revenues for the quarter prevented us from achieving this goal in quarter ended March 31, 2003. Thus, it is necessary as discussed hereunder that we obtain additional capital so that we can continue to meet current cash obligations while we continue work on improving cash flow from operations. Historically, we are showing improvements in operational cash flow. An illustration of improving cash flow is to note that the "Net cash used in operating activities" was reduced by 73.62% from ($675,938) in 2002 to ($178,311) for the quarter in 2003. This reflects a significant improvement and shows a cash deficit from operating activities of a monthly average of $19,812 for the first nine months improving from an average of $23,214 for the first six months of the fiscal year. Based on current and expected contracts and forecasted sales for projects associated with our NuData Management System, and with the possibility of revenues starting up on the performance of the Farmout Agreement with US Oil, we have high expectations positive cash flow from operations beginning to improve again from operations some time in the fiscal fourth quarter that we are currently in.

In order to bridge ourselves to a new level of operational success, we implemented our plan to raise another $500,000 and up to $1,000,000 on private transactions involving the Company's restricted common stock. On September 12, 2002, we signed a stock subscription agreement to sell, on a best efforts basis, up to $250,000 of our restricted 144 common stock to IC Investments LTD at $.23 per share. As of February 10, 2003 we had raised $50,000 from this agreement IC Investments. This leaves up to another $200,000 we could raise under that agreement. Since the end of the quarter we have received $265,000 from various private investments in our stock and we have additional stock commitments for an additional $250,000 that we expect to receive in the next two days.

Additionally, as discussed last quarter, to fund our pipeline of NuData library conversion business, SCS Corporation recently opened a Private Placement pursuant to Section 4(2) of the Securities Act of 1933, as amended, and pursuant to Rule 506 of Regulation D under the Securities Act of 1933, as amended. The Private Placement is to sell up to 100 Units for $100,000 each. Each unit which consists of a SCS series A preferred stock share convertible into 100,000 shares of SCS common stock and a warrant to buy 50,000 shares of Hyperdynamics Corporation's common stock at a price of $.25 for each share. This Private Placement is to be held open through September 2003 and provides a way for us to raise first, $3,000,000 for developing our NuData library conversion business and another $7,000,000 to support the performance under our Farmout Agreement as deemed necessary. Under the financing structure, we have the right to redeem the Investor's preferred stock after one year for 125% of face value of the investment. Under the financing structure a spinout of SCS Corporation is planned which would make SCS itself a publicly traded company. Assuming this spinout is approved by our shareholders and is completed, then once the SCS Common stock trades at $2.00 per share for 15 straight trading days on a public market such as the OTC/BB, then there is a mandatory conversion of the preferred stock into SCS common stock at $1.00 per share. Should the spinout not be completed and mandatory conversion accomplished, then the investor will have the right of redemption from the Company after two years at a price of 150% of the investment.

We may obtain additional capital upon the exercise of previously-issued warrants and outstanding options for common stock.

We have a CD securing our letter of credit in favor of our landlord. This CD is
released partly on an annual basis.   The next release of $87,260 will occur
next November 2003.

Rights and Obligations under Farmout Agreement

Pursuant to the December 10, 2002 Farmout Agreement with USOil Corporation, SCS has 100% of the exploration and drilling rights to approximately 16,000,000 acres offshore Guinea, as well as the 100% of the obligations pertaining thereto. One of those obligations is for SCS to pay $250,000 to the government of Guinea for a permitting fee before June 2, 2003. SCS's board of directors has allocated the funds from its general corporate working capital to pay the government the required fee. Travel arrangements have been secured by us for USOil and SCS to make a trip to Guinea during the last two weeks of May 2003, during that time the required payment will be wired to Guinea and a current report and work program will also be delivered, placing us in good standing with our Farmout Agreement and the terms of the 2002 PSA.

General Discussion and Prospective Information

Going forward management is greatly encouraged about the prospect of closing additional tape library conversion projects in the coming periods as well as the startup of the second year of the Trinidad based project. Unfortunately, we have no way to insure the timing of closing these potential contracts in our pipeline. However, we are convinced that we have the best and most comprehensive solution to help save and organize the mission critical data for many oil companies with large tape libraries. Based on their representations to us, there is no question that something is going to have to be done fairly soon to organize and protect their seismic data currently on tape. For some companies that means in a matter of months and for others it seems it could mean in the next couple of years. With the improvements and new value added features of our NuData management system we are prepared to service this need as each company begins to make this process a priority.

Also, we now have over a year of experience in working for the Republic of Guinea to revitalize the development of their hydrocarbon resources. In the last six months we have been extremely humbled to be given the opportunity to continue to work for Guinea through our Farmout Agreement. With the new seismic acquired last year and by working and negotiating with half a dozen major oil companies, we have increasingly obtained new and better insight and supporting evidence as to the true magnitude of potential regarding Guinea's huge offshore territory. With geologist and geophysicist studying the information that we have access to, and all concluding similarly that the work program designed to pinpoint a drilling target is heavily merited, management has gained great resolve that we must push forward with our work in this initial exploration phase that we are in. Since our involvement last year, the Government has expressed their gratitude for our efforts and willingness to take risk on this venture when no one else would do so. In December, officials from Guinea conveyed their thankfulness for our efforts.

Beyond the mere economics, Guinea's leadership has masterfully orchestrated a program for controlled hydrocarbon development that is expected to be the backbone of their countries future economic development. In a speech given to us in December 2002 by a top Guinea official, it was expressed clearly to us that through the successful development of their Country's hydrocarbon resources, that they desire to see the standard of living for all citizens of Guinea to be increased on a equal basis. They made it clear to us that they want to insure that all citizens of Guinea benefit from their hydrocarbon development and not just a few. Recognizing the importance of our success in discovering commercially viable hydrocarbons for their country, we are greatly humbled and dedicated to work exceptionally hard towards performing the necessary work leading to drilling wells and making successful discoveries. Thus, based on our hard work and willingness to take risk, we have been given the unique opportunity to be at least a small part of the success in making the first commercial discoveries for Guinea. It is nice to realize that in doing so, our own Country's dependency on oil from other, less reliable sources, could potentially be lessened. From that perspective, as we make commercially viable discoveries, we look to benefit the Country of Guinea, the people of Guinea, our Country, and our shareholders, all at the same time.


Item 3: Evaluation of disclosure controls and procedures.

Kent Watts, our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures are appropriate and
effective.   He has evaluated these controls and procedures as of a date within
90 days of the filing date of this report on Form 10-QSB.   There were no
significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

In April 2003, Jerome Derenzo purchased 75,000 shares of restricted stock for $15,000 pursuant to a subscription agreement. This was a private placement made in reliance on Section 4(2) of the Act.

In May 2003, Jack B. Manning purchased 1,406,666 shares of restricted stock for $211,000 pursuant to a subscription agreement. This was a private placement made in reliance on Section 4(2) of the Act.

In May 2003, Rick W. Thamm purchased 100,000 shares of restricted stock for $15,000 pursuant to a subscription agreement. This was a private placement made in reliance on Section 4(2) of the Act.

In May 2003, Geoffrey Long purchased 100,000 shares of restricted stock for $15,000 pursuant to a subscription agreement. This was a private placement made in reliance on Section 4(2) of the Act.

In May 2003, John Boutwell purchased 60,000 shares of restricted stock for $9,000 pursuant to a subscription agreement. This was a private placement made in reliance on Section 4(2) of the Act.

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


                                                              By: /s/ Kent Watts
                                                                 ---------------
                                              Kent Watts, Chairman of the Board,
                           Chief Executive Officer, and Chief Accounting Officer

Dated: May 15, 2003

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

Date: May 15, 2003



-----------------------
[Signature]
/s/

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

Date: May 15, 2003



-----------------------
[Signature]
/s/

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

Date: May 15, 2003                /s/
                                       --------------------------
                                       Kent P. Watts
                                       Chief Executive Officer of
                                       --------------------------
                                       Hyperdynamics Corporation
                                       -------------------------


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

Date: May 15, 2003                /s/
                                       --------------------------
                                       Kent P. Watts
                                       Chief Financial Officer of
                                       --------------------------
                                       Hyperdynamics Corporation
                                       -------------------------