Form 10KSB
period 2003-06-30
HYPERDYNAMICS CORP
filed 2003-10-14
CIK 937136

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] Annual Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934; For The Fiscal Year Ended: June 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for the year ended June 30, 2003 were $468,022. The aggregate market value of Common Stock held by non-affiliates of the registrant at October 03, 2003 based upon the last reported sales prices on the OTCBB of $1.73 was $40,499,269. As of October 03, 2003, there were 27,652,423 Shares of Common Stock outstanding.

TABLE  OF  CONTENTS

Part  I

     Item 1     Business                                                                3

     Item 2     Properties                                                              7

     Item 3     Legal Proceedings                                                       7

     Item 4     Submission of Matters to a Vote of Security Holders                     8

Part II

     Item 5     Market for Registrant's Common Equity and Related Stockholder Matters   8

     Item 6     Management's Discussion and Analysis of Financial Condition and
                Results of Operations                                                  11

     Item 7     Financial Statements                                                   14

     Item 8     Changes in and Disagreements With Accountants in Accounting and
                Financial Disclosure                                                   14

     Item 8(A)  Controls and Procedures                                                15

Part III

     Item 9     Directors, Executive Officers, Promoters and Control Persons;
                Compliance with Section 16(a) of The Exchange Act                      15

     Item 10    Executive Compensation                                                 16

     Item 11    Security Ownership of Certain Beneficial Owners and Management         19

     Item 12    Certain Relationships and Related Transactions                         21

     Item 13    Exhibits and Reports on Form 8-K                                       22

PART  I

ITEM  1     Business

Oil  and  Gas  Exploration  and  Developing  Seismic  Data  Management  Services

Last year we began the process of shifting our focus from the Integrated Technology Service Provider (ITSP) business model to the provision of seismic data management services. During the year ended June 30, 2003 we have exerted a great deal of effort to complete this shift of focus; we have accomplished much and we still have much to do. Although this is a major vertical focus shift, all of our integrated technology capabilities are being utilized now for supporting our seismic data management services that we have named our NuData Management System (NuData). In addition to continuing to develop NuData services, we accomplished a major transaction during the year that provided the opportunity for us to get involved in the actual exploration and exploitation of oil and gas offshore the Republic of Guinea (Guinea), in West Africa with a major concession.

In the beginning of fiscal year 2003, the company's primary focus was on procuring seismic data management contracts, developing its SCS NuData Management system, and lining up and obtaining more library conversion contracts to move the oil industry's seismic data tapes off of tape and on to DVD. As the year progressed and our core contract in Trinidad slowed unexpectedly, work on our new concession progressed substantially. As a natural decision, we shifted our primary focus to developing our oil and gas exploration opportunities while secondarily continuing to develop our tape conversion and data management capabilities. Developing our seismic data management services symbiotically helps meet our requirements regarding managing seismic data and processing and further analyzing the data acquired pursuant to our exploration work programs for the Guinea concession. While we are building our assets for potential drilling sites, we are continuing to fine tune and perfect our seismic data management services for both our internal use and other exploration and production companies.

Other than our primary and prioritized oil and gas exploration operations, we continue to diversify to a more clear-cut vertical focus in the arena of seismic data management within the oil and gas exploration industry. As a result, we added growing and developing oil and gas industry based service revenues through December of 2002. NuData operations slowed during the second half of the year while we focused heavily on new results regarding our exploration activities.

New Farmout of Revenue and Production and Sharing Agreement for Exploration Territory Offshore The Republic of Guinea

We received a 100% Farmout Agreement in December 2002, covering most of the offshore of the Republic of Guinea, in West Africa. Our top priority is to move forward with our work to pinpoint drilling prospects on this huge concession of approximately 16,000,000 acres.

During the year, we performed extensive additional analysis on existing seismic data acquired in years past as well as processing, reprocessing and analyzing the 1,000 kilometers of 2D data acquired in the spring of 2002. Several significant direct hydrocarbon indicators have been revealed and announced publicly over the last few months as a result. Evidence is growing that commercially viable hydrocarbons exist within the concession and, as a result, our primary focus is to perform the work associated with the initial exploration phase of the December 2002 Production and Sharing Agreement.

As of October 7, 2003 we have contracted with American International Exploration Group, Inc. to acquire an additional 4,000 kilometers of 2D seismic data. The acquisition vessel is currently acquiring this new data pursuant to our work requirements under the December 2002 Farmout Agreement. This new data acquisition is expected to be complete in November 2003 and the processing and further analysis of the data will be ongoing for the next couple of months. Results from analyzing the new data are expected to narrow the focus towards pinpointing viable drilling prospects. The next step will be to shoot 3D seismic coverage in early 2004. At that time, we will decide how to structure working interest offerings and how to market such opportunities to viable oil companies.

Previous  history  as  ITSP  business  model  re-prioritized and remains on hold

The necessity to diversify to the oil and gas industry began when we experienced serious problems in the transition regarding the time it took for our mission critical fiber to be installed at the new facility in 2001. We encountered unforeseen delays in moving into the new facility while the entire ITSP industry was encountering major difficulties. Further complications came about when our primary telecommunications vendor failed to deliver redundant fiber used as the backbone to support the Company's ITSP services. Subsequently, the 2001-2002 downfall of so many once viable communications companies including such name brands as Worldcom, as one example dramatically accented the need for vertical diversification away from general ITSP services and more towards a vertical industry focus. Difficulties associated with raising the required capital to sufficiently fund the ITSP business plan, as discussed in last year's 10KSB, exacerbated the situation.

In addition to the lack of capital required for the successful ramp up of the ITSP business model a dramatic downturn in the communications and IT services industry made it almost impossible to close more business and increase revenues for this targeted sector. The dramatic curtailment of required capital and the faltering of the ITSP industry, including communication and technology companies as a whole, made it clear to management that we must try to position ourselves to obtain core business in other creative ways. Thus, we have suspended the offering of general ITSP contract services.

A plan was born to leverage our infrastructure and shift our service focus towards vertical industries. Thus, after the acquisition of SCS, a natural vertical focus was placed on the tape transcription business being developed by the newly acquired SCS Corporation. The general service ITSP business model, although still believed to have future potential, continues to be on hold and de-emphasized. Instead, the ITC infrastructure has now been redirected to support the developing tape transcription and seismic data management business of SCS Corporation, our wholly owned subsidiary.

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


Tape  transcription  business  and  related  marketing  strategies

During 2002, SCS Corporation closed its first major tape transcription contract to transcribe the seismic data located in Houston, Texas for the country of Trinidad and Tobago. Beginning operations in April 2002, we increased production on this contract and other smaller jobs every month through the month of December 2002.

Additionally, through the work of Geoserv Marketing as a consultant, Harry Briers, the Company's Executive Vice President, and Neil Moore, SCS's President, new marketing materials and strategies to provide turnkey solutions for maximizing oil company investments in their seismic data have emerged. This long-term, turnkey service is marketed as its NuDataTM services. As a result we commenced marketing activity to acquire contracts for significant long-term transcription, conversion, and data management projects with several major oil companies. We are actively customizing programs for these potential customers and continually moving towards closing more significant contracts in the near future resulting from smaller projects that we have already successfully performed.

Development  of  SCS  NuDataTM  Management  System

On September 13, 2002 we acquired the copyrights and all rights to the source code of the ONYX and ONYXII related conversion and transcription software. The software is instrumental in providing the technical capabilities to handle virtually any type of tape transcription and data conversion service. The ONYX software establishes a major competitive advantage for us as a primary component for our SCS NuDataTM Management System. The ONYX software has been developed over the last five years and the Company is in the process of completing its latest version of the software to take full advantage of Microsoft's 32 bit Operating Systems such as Windows 2000, Windows XP and future 64 bit operating systems as technology advances. As the primary cornerstone of our NuData Management System, ONYX facilitates over 120 different tape formats including such common formats like SEG A,B,C, or D, Western Code 4.2 and 1, Geocore 4, and Tempest, to name a few. These formats are converted to the more standard SEG-Y format and then consolidated to DVD. Features of the NuData(TM)Management System in addition to the ONYX based conversion capabilities include:

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


Current  Focus  and  Direction  of  Business  Plan

     Mission  Statement

     To successfully discover and produce commercially viable hydrocarbon reserves offshore the Republic of Guinea and as an integrated technology service provider (ITSP(SM)), facilitate efficient seismic data management for our operations and our clients.

Our wholly owned subsidiary, SCS Corporation, is now our sole operating company. Through SCS's focus on technology-based services for the Oil and Gas exploration industry, we have realigned our services into the following three areas in order of priority:

- MANAGEMENT OF OIL AND GAS EXPLORATION AND EXPLOITATION OPERATIONS -Including the outsource of Oil and Gas Technology services associated primarily with geophysical data management including seismic data acquisition, seismic data processing including specialties in the area of data transcription, data brokerage, geophysical interpretation and analysis. With the requirements of exploration phases of the Production and Sharing Agreement regarding the Republic of Guinea, we are responsible to perform and/or contract out exploration work including new 2-D and 3-D seismic data acquisition, seismic analysis, other interpretive analysis, pinpointing drilling prospects, negotiating drilling operations for exploratory wells, negotiating drilling operations including working interest and royalties, selection of drilling partners, selection of exploitation areas and continued ongoing management of production operations into the exploitation phases of operations. With the large concession and promising preliminary findings of our seismic analysis thus far, the success of this part of our business is extreme top priority for us.

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

Hyperdynamics is an integrated technology services provider (ITSP(SM)) focused in the oil and gas industry and with a unique opportunity to explore and produce large hydrocarbon reserves in West Africa. Through our initial strategies in the last few years we began building our core ITSP infrastructure capability. The acquisition of SCS Corporation in 2001 led us to our vertical industry strategy with new sources for revenues and growing expertise for technology based services in the oil and gas industry.


Employees  and  Independent  Contractors

We have five full time employees. We use independent contractors to minimize fixed overhead. While utilization of independent contractors reduces our gross profits in the interim, management believes that it ultimately minimizes risk during our transition period and diversification strategy implementation. Direct employment is expected to increase gradually, matching revenues with expenditures. No employees are represented by a union and the Company believes that its labor relations are good.

Alliance  Partnerships,  Key  Vendors  and  Technical  Certifications

Although we have put our ITSP business model on hold, we have enhanced or maintained certifications with Microsoft as a Microsoft Solution Provider, Great Plains Software as eEnterprise reseller, Intel Premier Partner, and Citrix Systems Certified reseller to name a few. The actual technical certifications have now taken a back seat to our vertical software development regarding our new version of ONYX software that is the cornerstone of our NuDataSM end-to-end seismic data services. As such, our technical capabilities are more focused on our vertical expertise in seismic data management.

Several of the oil companies we have marketed the NuDataTM Management System to, for example, have expressed the desire to have a significant data circuit into our Integrated Technology Center so we can easily service their seismic data management needs. We will maintain grade A communications as required to deliver the top level of services.
Other alliance partners we established this fiscal year include an offshore seismic acquisition company and a supercomputer seismic data processing company.


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

We paid the first and last months rent of the 60-month lease upon signing. Upon commencement of the lease we received a 6 month free rent period and then on the 7th month after commencement began paying $20,774 per month or $14 per square foot. Should the we not elect to cancel the lease, as is our right, beginning the 55th month of the lease the rate will change to $24,114 per month or $16.25 per square foot.


Item  3     LEGAL  PROCEEDINGS

In  2001,  we  were  named  as  a  defendant in a lawsuit styled Dixon Financial
Services, Ltd. v. Fidelity Transfer Company, Erin Oil Exploration, Inc., Bill Knollenberg, Ron Bearden, R.F. Bearden Associates, Inc., James Chang, Nick H. Johnson, Riley L. Burnett, Jr., Johnson, Burnett & Chang, L.L.P., Greenberg, Peden, Siegmyer & Oshman, P.C., George Siegmyer and Hyperdynamics Corporation; Cause No. 2001-06263; In the 215th Judicial District Court of Harris County, Texas

This suit alleges breach of contract by failure to deliver share certificates in the name of Dixon Financial Services. Investors' claims against third parties have been denied by summary judgment leaving Hyperdynamics and Fidelity Transfer as defendants. Both defendants rely on Fidelity Transfer's refusal to deliver certificates when a court injunction remained outstanding. The Investor asserts damages in excess of $5,000.00. We have and intend to continue to vigorously defend ourselves and to deny liability. Discovery is at a standstill while the Court has considered various motions of the parties.

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

On  November  5,  2001,  we  filed  a  lawsuit  that is now styled Hyperdynamics
Corporation, Plaintiff, v. J.P. Carey Securities, Inc., J.P. Carey Asset Management LLC, Joseph C. Canouse, John C. Canouse, James P. Canouse, Jeffrey Canouse, Southridge Capital Management LLC, Stephen Hicks a/k/a Steve Hicks, Thomson Kernaghan & Co., Limited, Mark Valentine, Talya Davies, Cache Capital
(USA), L.P., Carpe Diem, Carpe Diem LTD., Wellington, LLC, Minglewood Capital, LLC, Falcon Securities, LTD, Navigator Management LTD., David Sims, and Citco Trustees (Cayman) Limited, Defendants; and Wellington LLC, Counterclaim/Third-Party Plaintiff, v. Hyperdynamics Corporation, a Delaware corporation, Kent Watts, Michael Watts, Robert Hill, Harry J. Briers, DJX, Ltd., a Belize corporation, and Does 1-10, Counterclaim/Third-Party Defendants, Civil Action File No. 2001CV44988, In The Superior Court of Fulton County, State of Georgia.

We filed our First Amended Complaint against Defendants on September 12, 2002 in which we presented thirteen counts for Causes of Action against defendants including "Violations of Georgia Racketeer Influenced and Corrupt Organizations
(RICO)  Act  (O.C.G.A.  SS  16-14-1,  ET  SEO).

We believe that more than one of the Defendants worked together to create the appearance of providing initial long-term financing ($3,000,000) and additional financing commitments (up to additional $5,000,000), all from reputable sources, while the Defendants' real plan was to manipulate our stock through contractually prohibited short selling and multiple breaches of the contractually agreed to selling covenants.

We are subject to counterclaims in the Georgia litigation. The counterclaimants allege that Hyperdynamics and its officers and directors breached their fiduciary duties to shareholders and committed other tortuous acts.

We intend to continue to vigorously pursue damages. The case is still in discovery at this time.

On September 1, 2003, AT & T Corporation filed suit against us alleging non-payment of bills and alleging damages of $387,289.98, plus interest, costs of court, and attorney's fees in a suit styled AT & T Corporation, Teleport Communications Group, Inc. and Teleport Communications Houston, Inc., Both Wholly Owned Subsidiaries of AT & T Corporation; Civil Action No. H-03-3369; In the United States District Court for the Southern District of Texas, Houston Division

We deny their claims and, in the near future, we will file and vigorously pursue counterclaims asserting extensive damages.


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

                       High Bid   Low Bid

FISCAL 2002
  First Quarter          1.3400   0.6500
  Second Quarter         1.0000   0.4000
  Third Quarter          0.9000   0.4300
  Fourth Quarter         0.6500   0.2300

FISCAL 2003
  First Quarter          0.3800   0.2300
  Second Quarter         0.4500   0.1800
  Third Quarter          0.3700   0.2200
  Fourth Quarter         0.8900   0.2600

On October 3, 2003 the last bid for the Common Stock as reported by the OTCBB was $1.73 per share. On October 03, 2003, there were 27,652,423 stockholders of record of the Common Stock.

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

The following table reflects all equity compensation plans to date that have not been approved specifically by security holders. We have a Stock and Stock Option Plan and several Individual Compensation Arrangements established by the Board of Directors.

                                   EQUITY COMPENSATION PLAN INFORMATION


                                                                                   NUMBER OF SECURITIES
                                                                                 REMAINING AVAILABLE FOR
                                                                                  FUTURE ISSUANCE UNDER
                              NUMBER OF SECURITIES TO       WEIGHTED-AVERAGE       EQUITY COMPENSATION
                            BE ISSUED UPON EXERCISE OF     EXERCISE PRICE OF         PLANS (EXCLUDING
                               OUTSTANDING OPTIONS,       OUTSTANDING OPTIONS,   SECURITIES REFLECTED IN
                                WARRANTS AND RIGHTS       WARRANTS AND RIGHTS          COLUMN (A))

PLAN CATEGORY                           (A)                       (B)                      (C)
--------------------------  ---------------------------  ----------------------  ------------------------
Equity compensation plans
approved by security
holders
--------------------------  ---------------------------  ----------------------  ------------------------
Equity compensation plans
not approved by security
holders (1)                                                                                        79,942
--------------------------  ---------------------------  ----------------------  ------------------------
Equity compensation plans
not approved by security
holders (2)                                   3,890,000  $                 0.25                         0
--------------------------  ---------------------------  ----------------------  ------------------------
TOTAL                                         3,890,000  $                 0.25                    79,942
--------------------------  ---------------------------  ----------------------  ------------------------

(1)  The  Stock  Option  Plan  of  Hyperdynamics  dated  effective  May 7, 1997 initiated by the Board of

Directors authorized 1,620,000 shares. The Board of Directors amended this plan on December 3, 2001 as the "Stock and Stock Option Plan" and increased the total shares available under the plan by 3,500,000 additional shares. This brought the total shares that could be issued under these plans to 5,120,000. As of June 30, 2003, options to purchase 1,628,100 shares have been granted under these plans and of those, 1,421,964 have been exercised and 206,136 have expired or been forfeited and made available for reissue. In addition, 3,618,094 shares have been issued directly as compensation under these plans. Thus, a total of 5,040,058 shares have been issued under the Plan. As of June 30, 2003, 79,942 shares are available to be issued or granted pursuant to employment or consulting agreements or other determination by the board of directors.

(2) We presently have warrants to purchase 3,890,000 shares of common stock at a weighted average price of $.25 per share which are currently outstanding and are derived from the following events:

(a) On January 15, 2001, we issued warrants to purchase 30,000 common shares to a customer in conjunction with its execution of a contract to purchase ITC services from us and to provide marketing services for us. These warrants are exercisable at a price of $1.50 per share and expire on December 1, 2004.

(b) On September 26, 2002, we awarded warrants to purchase 50,000 shares of common stock at $.28 per share to an employee. This employee resigned during April 2003, thus forfeiting the warrants that had not yet vested. As a result, she holds warrants to purchase 10,000 shares of restricted common stock exercisable at $.28 per share and expiring on September 26, 2005.
(c) On June 30, 2003, we approved an individual compensation arrangement for a consultant who provided investment relations services. The compensation was 150,000 two-year warrants for unregistered 144 restricted common stock with a strike price of $0.50.

(d) On August 26, 2002 we repriced warrants previously awarded on July 25, 2001 pursuant to an individual compensation arrangement for each of our four officers whereby 1,500,000 warrants for restricted common stock were granted with an annual vesting for each officer with required continued employment, scheduled as follows:

     Immediate  vesting     300,000
       July 26, 2002        400,000
       July 26, 2003        400,000
       July 26, 2004        400,000

The warrants are for three years from the date of vesting at a price of $0.23 per share with a cashless exercise provision. On August 26, 2002 the strike price was reduced from $0.40 to $0.23 per share. On November 9, 2001, one officer exercised his 300,000 warrants through a cashless exercise with a closing price of $0.60 per share on November 8, 2001 and he was issued 100,000 shares of restricted common stock. We no longer employ this officer so the remaining 1,200,000 warrants allocated to him have been forfeited. Another officer resigned in October 2002 and forfeited the 800,000 warrants that had not yet vested. Therefore, the outstanding warrants as of October 3, 2003 pursuant to the warrants originally awarded on July 25, 2001 total 3,700,000.

Under the Stock and Stock Option plan, options will vest over a five-year or other negotiated period and will have a strike at a price set at the time of grant and based on the then current market value of the stock. Our President has the authority as given by the Board of Directors to negotiate stock option agreements with corporate consultants as well.

The purpose of the stock option program will be to further our interest, and the interest of our subsidiaries and our stockholders by providing incentives in the form of stock or stock options to key employees, consultants, and directors who contribute materially to our success and profitability. We believe that our future success will depend in part on our continued ability to attract and retain highly qualified personnel as employees, independent consultants, and attorneys. The issuance of stock and grants of options and warrants will recognize and reward outstanding individual performances and contributions and will give such persons a proprietary interest in us, thus enhancing their personal interest in our continued success and progress. We pay wages, salaries, and consulting rates that we believe are competitive. We use the Stock Option Plan and Individual Compensation Arrangements to augment our available compensation packages.



Recent  Sales  of  Unregistered  Securities

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

During May 2003, we sold 2,266,667 shares of stock to five individuals pursuant to subscription agreements for $765,000 cash. This was a private placement made in reliance on Section 4(2) of the Act.

In June 2003, we awarded warrants to purchase 150,000 shares of common stock at an exercise price of $.50 per share to a consultant. This was a private placement made in reliance on Section 4(2) of the Act.

During June 2003, two investors purchased 1-1/5 units consisting of 1-1/5 shares of SCS Corporations (our wholly owned subsidiary) Series A Preferred Stock and warrants to purchase 60,000 shares of Hyperdynamics common stock at $.25 per share for $120,000. This was a private placement made in reliance on Section 4(2) of the Act.



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

The following discussion should be read in conjunction with the financial statements and notes thereto for the fiscal years ended June 30, 2003 and 2002.

Results  of  Operations

Revenues increased to $468,022 for the year ended 2003, from $355,628 for 2002. The 32% increase was due to new contracts in the area of our current focus of seismic data management services. As we look to the future, we expect revenues to decrease in the short term because our significant tape transcription project failed to be renewed and other tape transcription business is too early in the sales process to have a significant effect on revenues. Additionally, we have focused primarily on performing work associated with the Guinea concession. Management believes this focus will yield the most profound result in the coming years.

Cost of revenues decreased to $469,158 (100% of revenue) for the year ended 2003, from $542,240 (152% of revenue) for 2002. The decrease in cost of revenues as a percentage of revenues is due to the changed services mix. The services that we provided in 2003 consisted mainly of seismic data transcription and this type of service has a higher contribution margin.

     Selling, General and Administrative expenses increased to $3,264,152 (697% of revenue) for the year ended 2003, as compared to $2,565,816 (721% of revenue) for 2002. The main difference is attributable to variable accounting for certain options awarded to officers and directors; the variable accounting resulted in a $2,147,000 charge to expense this year. Otherwise 2003 SG&A expenses would have only been $1,117,152. We will continue to mark these option awards to the market price until they are exercised or they expire. Thus we will continue to incur this non-cash expense.

Other factors involved in the changes in Selling, General, and Administrative expenses include the reduction of consulting expenses from $1,474,432 in 2002 to $299,354 in 2003. Consulting expenses include $85,014 arising from options issued to a consultant. Selling expenses approximately halved from $74,034 in 2002 to $38,745 in 2003. A one-time debt renegotiation cost of $100,000 is included in 2003 results. In addition to the increased Selling, General, and Administrative expense, we experienced impairment losses of $350,000 on goodwill acquired during 2002, and $354,061 on leasehold improvements.

Net Loss. Our net loss chargeable to common shareholders was $(4,376,903), or ($.19) per share in 2003 as opposed to $(3,180,866), or $(.18) per share in 2002. The net loss chargeable to common shareholders includes a deduction for preferred stock dividends accrued but not paid of $186,779 in 2003 and $175,595 in 2002. The negative results are due to the factors discussed above.

Critical  Accounting  Policies


Property  and  Equipment,  Unproved  Oil  and  Gas  Properties,  and  Goodwill:

We invested $620,000 in leasehold improvements in April 2001 when we moved to our new Integrated Technology Center location. These improvements were to support our new IT consulting services that we had expected to grow dramatically when we planned this move in mid-2000. This growth didn't happen, and we purchased SCS Corporation in May 2001 to diversify into seismic data recovery services. The $350,000 in goodwill represents last year's purchase price renegotiation of part of the contingent purchase price due the sellers of SCS Corporation. Additionally, we have invested approximately $900,000 in unproved oil and gas properties during the year ended June 30, 2003. The $350,000 goodwill, the
$900,000 unproved properties, and the remaining book value of the $620,000 investment in the ITC (approximately $354,000 as of June 30, 2003) were subject to impairment and the $350,000 goodwill and the $354,000 net value of the ITC were written down as of June 30, 2003. The Unproved Oil and Gas Properties were determined to be unimpaired because we expect various strategies to raise funds, as discussed in the liquidity and capital resources section, to raise sufficient funds to satisfy our obligations with regard to the Guinea project.

Off-Balance  Sheet  Arrangements

We have a contractual arrangement with US Oil Corporation that we will pay US Oil $1,600,000 if SCS obtains at least $3 million in third party financing for the Guinea development project, and a 3% royalty if oil and gas is produced on our Guinea project. This contingent payable will, if paid, increase the cost of the Unproved Oil and Gas properties at the time of payment. As such, it will increase the cost of sales over the oil and gas production period as part of the periodic amortization of the Proved Properties, or, if the development of the properties does not culminate in oil and gas production, the cost will be charged to expense as an impairment.

We have three capital leases as disclosed in Note 8 of our financial statements and we have an operating lease with our landlord as disclosed in Note 13 of our financial statements.

We also have a contingent $350,000 note payable that is only payable with 25% of the profits of SCS Corporation. We have the right to pay this note off using common stock.

Liquidity  and  Capital  Resources

     At June 30, 2003 our current ratio of current assets to current liabilities was .18 to 1. This compares to .27 to 1 for 2002. It remains management's priority to achieve cash flow from operations as quickly as possible. As reflected in the Going Concern opinion, it is critical as discussed hereunder that we obtain additional working capital so that we can continue to meet current cash obligations while we continue to improve cash flow from operations. It is important to note however, that deeper analysis of the current ratio reveals several current obligations that while they reduce the current ratio, there is no requirement to use cash to satisfy the obligation. These items include Deposits, Dividends Payable, and Dividends payable to related party. Adjusting these amounts not requiring cash would calculate an adjusted current ratio of .23 to 1.

We have been operating with a cash deficit this entire last year. We have taken steps to minimize cash requirements as our payroll staff is cut currently to five employees including SCS and we plan to hire consultants as we need to and add employees as our cash flow based business picks up as expected. Our cash flow statements show a 39.6% decrease in cash flow used by operations from 2002 to 2003 (-$821,272 and -$496,059 respectively). This significant improvement reflects management's policies in cutting overhead. We are continuing to make significant progress in reducing and ultimately eradicating our negative cash flow from operations. For example, the monthly average of cash used by operations for fiscal year end 2003 was $41,338 compared to $68,490 per month for 2002. As a public company, the health of our market is paramount to be able to raise critical capital. During continued tough times such as this year, our only source for obtaining this critical capital has been through our ability to place private investments with accredited investors, for restricted stock from several of our significant long-term shareholders and also from some exercises of warrants and options. This fiscal year we raised $789,639 as proceeds from sale of restricted common stock. Without these funds paid in, we would have not been able to reasonably meet our current obligations this last fiscal year. With the significant work requirements for SCS to accomplish additional seismic acquisition, processing, and analysis of this year, we have implemented new financing strategies involving private sales of restricted securities as we have done in the past and other private financing. Additionally, there are several other options available to us that we are constantly evaluating.

The financial statement footnotes and auditor's opinion clearly state a going concern as to whether the company can continue operating on a negative cash basis. Should no additional capital be raised we could possibly not have the necessary resources to continue as a viable company. If we are able to obtain additional debt or equity financing, we will be able to generate the necessary funds to operate at a minimum requirement level and then we can focus on raising additional capital, either through private or public equity financing or debt financing, to fund 3D seismic and other work necessary to prepare for working interest sales and drilling as early as next year. As the lion's share of all funds raised are going to improve our drilling prospects, management believes that all the additional capital funds raised will substantially enhance our asset value in our oil and gas concession, thus greatly enhancing shareholder value.

Although we did not reach our goal to cash flow from operations from our tape conversion operations, we still have significant potential for new service contracts that give us that opportunity. With our heavy focus on performing under the Farmout Agreement, we are in the mode of building an asset and thus raising the necessary capital to perform our work programs and seismic analysis is our most important financial objective. In addition, management is working diligently on possible acquisitions with a required criteria of cash flow positive to help improve cash flow from operations. With successfully structured acquisitions, management feels we can significantly improve our cash position in the coming periods.

We could obtain additional capital also upon the exercise of previously issued in the money outstanding warrants and options for common stock.

We have capital lease obligations of $51,957 financing certain electrical equipment in our data center. We also have a contingent $350,000 note payable that is only payable with 25% of the profits of SCS Corporation. We have the right to pay this note off using common stock. We do not plan on using significant debt financing except for the possibility of financing income-producing assets in the future.

Finally, we originally purchased a CD in the amount of $436,300, which secured the lease at Westwood with a Letter of Credit arrangement. This CD and letter of credit is now $283,595 of which $87,260 ($436,300 x 20%) is due to be released to the Company on November 1, 2003. Thereafter, $130,890 will be released on November 1, 2004 and also another $65,445 on November 1, 2005.

For these reasons above, management believes that it can solve our historical cash flow problems and potentially eradicate its going concern over the next month while at the same time greatly enhancing shareholder value. This is the current primary objective for us to accomplish as soon as practicable.


ITEM  7     Financial  Statements

The information required hereunder is included in this report as set forth in the "Index to Financial Statements on page F-1.



ITEM 8 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None

ITEM  8(A)  Controls  and  Procedures

Kent Watts, our Chief Executive Officer and our Chief Financial Officer, has concluded that that our disclosure controls and procedures are appropriate and effective. Mr. Watts has evaluated these controls and procedures as of a date within 90 days of the filing date of this report on Form 10-KSB. There were no significant changes in the our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


PART  III

ITEM 9 Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(A) of the Exchange Act

Executive  Officers  and  Directors

The following table sets forth the names and positions of each of our executive officers and directors.

Name             Position                             Age
---------------  -----------------------------------  ---

Kent Watts       Director, Chief Executive Officer,    45
                 and Chief Financial Officer

Robert J. Hill   Director                              49

Harry J. Briers  Director, Vice President-Operations   40
                 Chief Operating Officer

Lewis Ball       Secretary                             72



     Directors are elected annually and hold office until the next annual meeting of our stockholders or until their successors are elected and qualified. Officers are elected annually and serve at the discretion of the Board of Directors. There is no family relationship between or among any of the directors and our executive officers. Board vacancies are filled by a majority vote of the Board.

     Kent Watts, age 45, became Chairman of the Board of Directors and was named the Company's President and Chief Executive Officer (CEO) and Chief Financial Officer (CFO) on June 4, 1997. Mr. Watts has been a certified public accountant in Texas since 1985 and a licensed real estate broker since 1979. He received a Bachelor of Business Administration Degree from the University of Houston in 1983. Mr. Watts founded MicroData Systems, Inc., a former subsidiary of the Company, in 1988 and was MicroData's CEO until he became President and Chief Executive Officer of HyperDynamics Corporation. He has extensive experience designing and working with integrated communications network systems and management information systems; additionally he designed the Company's first Integrated Technology Center. He continues to fulfill the dual role as CEO and CFO. As the Company's CEO and Chairman of the Board, he remains primarily responsible for managing the Company's strategic direction and focus on the vertical oil and gas industry. As CFO he manages the capital structure and financing requirements for the company, while overseeing and insuring the Company's compliance with all government reporting requirements as well as any legal issues involving the Company. He holds no other directorships.

     Robert J. Hill, age 49, served as our Chief Operating Officer between June 1996 and June 1997. In July, 1997, Mr. Hill was appointed vice-president of the Company and he resigned that position in October 2002. Before joining Hyperdynamics, Mr. Hill served for two years as vice president of Hudson Trinity Incorporated, a privately held Internet Service Provider and network engineering company that also contracted senior network engineers to Loral Space Systems, Inc., the principal civilian contractor for the design, development and installation of NASA's new manned space flight control center. Previously, Mr. Hill served for three years as Acquisition Manager for Loral Space Systems, Inc. Mr. Hill has earned an MBA degree from South Eastern Institute of Technology and a BA degree from the State University of New York at Potsdam. Mr. Hill currently serves the Company as a Director. He currently works as a major account executive at XO Communications and he holds no other directorships.

     Harry James Briers, age 40, has been a Director since March 2, 2000. He served as the Director of Integrated Information Systems when he joined the company in May 1998. Mr. Briers was also elected as Vice President of Operations for HyperDynamics Corporation and named the Chief Operating Officer. He became the Company's Executive Vice President in October 2002. From 1988 until May 1998, Mr. Briers owned and operated Perfect Solutions, a software consulting firm in Houston, Texas. He has extensive experience in the sale and implementation of mission critical software applications. Prior work experience included consulting for Ernst & Young in their Entrepreneurial Services Group. Mr. Briers has a BS in Accounting and an MBA from the University of Houston-Clear Lake. Mr. Briers continues to operate substantially in a dual service mode. As Executive Vice President he is responsible for managing the daily operations for production of integrated seismic services and he is heavily involved in the marketing and sales of the Company's services including the performance of the responsibilities regarding the Company's oil and gas farmout of the Guinea concession. Mr. Briers also continues to serve as a director for the Company. He holds no other directorships.

     Lewis E. Ball, age 72, has served as the secretary of the Company since 1997 and as the Chief Financial Officer from June 1996 to January 1997. Mr.
Ball  has  been a financial consultant to a number of companies since 1993.  Mr.
Ball has served as a director of JVWeb, Inc. since 1997 and as secretary and treasurer of JVWeb, Inc. since 1998. Mr. Ball has many years of industry experience as a Chief Financial Officer with Stevenson Services, Inc. and Richmond Tank Car Company (from 1983 to 1993). Mr. Ball is a Certified Public Accountant and a Certified Management Accountant. Mr. Ball has a B.B.A. in Finance from the University of Texas, and he did post-graduate work in accounting at the University of Houston. He holds no other directorships.

Section  16(a)  Beneficial  Ownership  Reporting  Compliance

     We have reviewed the Forms 3 and 4 submitted to us relating to fiscal 2003. We have found that Harry Briers, Robert J. Hill, and Kent Watts failed to timely file Form 4's during fiscal 2003, but they have filed the required Form 4's as of the date of this 10-KSB filing. We have also found that DJX Ltd should file a Form 3 because it is a greater than 10% beneficial owner of our common stock; it has not yet filed its Form 3 but we expect it to become compliant in the near future.

ITEM  10     Executive  Compensation

The following table reflects all forms of compensation for the fiscal years ended June 30, 2001, 2002 and 2003 for services provided by our named executive officers.

SUMMARY  COMPENSATION  TABLE

                                ANNUAL COMPENSATION                  LONG TERM COMPENSATION
                          -------------------------------  ------------------------------------
                                                                    AWARDS             PAYOUTS
                                                           -------------------------  ---------
                                                  OTHER                  SECURITIES                ALL
                                                  ANNUAL   RESTRICTED    UNDERLYING               OTHER
NAME AND                                          COMPEN      STOCK       OPTIONS       LTIP      COMPE
PRINCIPLE                  SALARY      BONUS      SATION     AWARDS         SARS       PAYOUTS   NSATION
POSITION            YEAR     $           $          $           $            #            $         $
------------------  ----  --------  -----------  --------  -----------  ------------  ---------  --------

Kent Watts (1)      2003  $100,000  $147,314(3)  $    -0-  $       -0-  1,100,000(3)  $     -0-  $    -0-
  Chief Executive   2002   100,000   114,123(2)       -0-          -0-    400,000(2)        -0-       -0-
  Officer and       2001   100,000    76,796(2)       -0-          -0-    300,000(2)        -0-       -0-
  Chief Financial
  Officer
------------------  ----  --------  -----------  --------  -----------  ------------  ---------  --------
Harry Briers        2003  $ 87,100  $147,314(3)  $    -0-  $       -0-  1,100,000(3)  $     -0-  $    -0-
  Chief Operating   2002    79,200   114,123(2)       -0-          -0-    400,000(2)        -0-       -0-
  Officer and       2001    79,200    76,796(2)       -0-          -0-    300,000(2)        -0-       -0-
  Vice President
  of Operations
------------------  ----  --------  -----------  --------  -----------  ------------  ---------  --------

(1) On July 21, 1999, the Board of Directors of Hyperdynamics Corp. unanimously agreed to the terms of an
"Executive  Employment  Agreement" for Kent Watts. The Agreement was duly executed on July 21, 1999 which establishes Mr. Watts as our President, Chief Executive Officer (CEO), and Chief Financial Officer (CFO).
In  the  agreement  it  is  noted  that  we intend to hire a new CFO at the time the board deems it to be beneficial.  At  that  time,  Mr.  Watts  will  continue  his responsibilities as President and CEO while relinquishing  his duty as CFO.  As of June 30, 2003, Mr. Watts is still acting as our CFO.  The contract allows  for  a  base salary of $100,000 annually with a performance based incentive salary based on 5% of adjusted  net  income,  up  to  an  additional  $100,000  in  salary. Therefore, maximum salary under the
Agreement  is  $200,000  annually. This agreement has been renewed on a year-by-year basis under the same terms.

(2)  On  July  25,  2001  we approved a warrant package for our officers. Each officer obtained 1,500,000
3-year warrants for restricted common stock with a strike price of $0.40, of which 300,000 were earned in fiscal  2001  but  vested  on  the  grant date, which occurred during fiscal 2002.  An additional 400,000 warrants  were  earned  in  fiscal  2002.

(3)  On August 26, 2002, the strike price of the warrants described in note (2) was reduced to $.23.  The repricing  of  the  warrants  was valued as a new grant in fiscal 2003.  This table reflects the $122,857 original fair value of the 400,000 warrants earned during 2003 and $24,457 fair value attributable to the repricing  of  1,100,000  warrants  for  a  total  of  $147,314.

OPTION/SAR GRANTS TABLE

                                 OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                          [Individual Grants]


                                            PERCENT OF                  MARKET
                              NUMBER OF        TOTAL       EXERCISE    PRICE ON
                             SECURITIES    OPTIONS/SARS    OR BASE     DATE OF
          NAME               UNDERLYING     GRANTED TO      PRICE       AWARD     EXPIRATION DATE
                            OPTIONS/SARS   EMPLOYEES IN     ($/SH)      ($/SH)
                             GRANTED (#)    ISCAL YEAR

(A)                              (B)            (C)          (D)         (D)            (E)
--------------------------  -------------  -------------  ----------  ----------  ----------------
Kent P. Watts
CEO and
Chief Financial Officer           300,000             8%  $     0.23  $     0.27  July 25, 2004(1)
--------------------------  -------------  -------------  ----------  ----------  ----------------
Kent P. Watts
CEO and
Chief Financial Officer           400,000            11%        0.23        0.27  July 25, 2005(1)
--------------------------  -------------  -------------  ----------  ----------  ----------------
Kent P. Watts
CEO and
Chief Financial Officer           400,000            11%        0.23        0.27  July 25, 2006(1)
--------------------------  -------------  -------------  ----------  ----------  ----------------
Kent P. Watts
CEO and
Chief Financial Officer           400,000            11%        0.23        0.27  July 25, 2007(1)
--------------------------  -------------  -------------  ----------  ----------  ----------------
Harry Briers
COO and Vice President of
Operations                        300,000             8%        0.23        0.27  July 25, 2004(1)
--------------------------  -------------  -------------  ----------  ----------  ----------------
Harry Briers
COO and Vice President of
Operations                        400,000            11%        0.23        0.27  July 25, 2005(1)
--------------------------  -------------  -------------  ----------  ----------  ----------------
Harry Briers
COO and Vice President of
Operations                        400,000            11%        0.23        0.27  July 25, 2006(1)
--------------------------  -------------  -------------  ----------  ----------  ----------------
Harry Briers
COO and Vice President of
Operations                        400,000            11%        0.23        0.27  July 25, 2007(1)
--------------------------  -------------  -------------  ----------  ----------  ----------------

1)  On July 25, 2001 we approved a warrant package for our named officers where 3,000,000 warrants for  restricted  common  stock  were granted. No other options or warrants were granted during the fiscal  year.  Mr.  Watts  and  Mr.  Briers each obtained 1,500,000 3-year warrants for restricted common  stock  with  a  strike  price of $0.40; the strike price was reduced on August 26, 2002 to
$.23.  1,100,000  warrants  are  vested  currently and 400,000 vest on July 25, 2004. The warrants expire  three years from the date of vesting. Thus, 300,000 warrants expire July 25, 2004, 400,000 expire  on  July  25,  2005,  400,000  expire on July 25, 2005, and the remaining unvested 400,000 warrants,  provided  that  they  vest,  will  expire  on  July  24,  2007.

                            AGGREGATE OPTIONS EXERCISES IN LAST FISCAL YEAR
                                   AND FISCAL YEAR END OPTION VALUES



                                          NUMBER OF UNEXERCISED            VALUE OF UNEXERCISED
                   SHARES                      SECURITIES          IN THE MONEY OPTIONS AT FISCAL YEAR
                 ACQUIRED ON   VALUE    UNDERLYING OPTIONS AT FYE                  END
NAME              EXERCISE    REALIZED  EXERCISABLE/UNEXERCISABLE       EXERCISABLE/UNEXERCISABLE
---------------  -----------  --------  -------------------------  ------------------------------------

Kent P. Watts
CEO and
Chief Financial
Officer                    0         0            700,000/800,000  $                   560,000/$640,000
---------------  -----------  --------  -------------------------  ------------------------------------
Harry Briers
COO and
Vice President
of Operations              0         0            700,000/800,000  $                   560,000/$640,000
---------------  -----------  --------  -------------------------  ------------------------------------

Mr. Watts and Mr. Briers did not exercise any warrants. All of the warrants were in the money at fiscal year end 2003. Mr. Watts and Mr. Briers hold 1,500,000 warrants for restricted common stock of which 700,000 were vested as of June 30, 2003. Thus, there are another 800,000 that vest, 400,000 in each of the next two years in July 2003 and July 2004.

Director  Compensation

There were no options or other compensation granted by the board for services rendered during the fiscal year ended 2003. There have been no director meeting expense reimbursements for 2003 and 2002.


Employment contracts and termination of employment and change-in-control arrangements

Other than Kent Watts' employment contract, as disclosed in Note 1 to the Summary Compensation Table, there are no employment contracts nor are there termination of employment and change-in-control agreements between Hyperdynamics and its executive officers.


Report  on  repricing  of  options/SARs

On August 26, 2002, the officer warrants previously issued to Kent Watts and Harry Briers on July 25, 2001 were repriced from an exercise price of $.40 per share to $.23 per share. At that time there were 1,500,000 warrants outstanding for each of these officers; thus a total of 3,000,000 warrants owned by the named executive officers were repriced. The warrants were repriced because declining prices had rendered them out-of-the money. The new exercise price, $.23, was 85% of the then-market price, $.27.


ITEM 11     Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information at October 3, 2003, with respect to the beneficial ownership of shares of Common Stock by (1) each person who owns beneficially more than 5% of the outstanding shares of Common Stock,
(2) each of our directors, (3) each of our executive officers, and (4) all of our executive officers and directors as a group.

                              SHARES BENEFICIALLY OWNED
                              -------------------------

                                   Number      Percent
Name and Address of Beneficial
Owner
Kent Watts                      23,860,729(1)     45.5%
9700 Bissonnet,
Suite 1700
Houston, Texas 77036

Robert J. Hill                  1,041,537 (2)      2.0%
9700 Bissonnet,
Suite 1700
Houston, Texas 77036

Harry James Briers              1,786,111 (3)      3.4%
9700 Bissonnet,
Suite 1700
Houston, Texas 77036

Lewis E. Ball                          8,000       0.0%
9700 Bissonnet
Suite 1700
Houston, Texas  77036

DJX Ltd.                        21,048,100(5)     40.0%
4438 West 10th Avenue
Vancouver, BC V6R4R8

All directors and executive       26,696,377      51.1%
officers as a group

(1) This amount includes 815,000 shares held in certificates; currently exerciseable warrants to purchase 1,100,000 shares at $.23; 697,629 shares that would be issuable if a convertible note payable for accrued salary had been converted at October 3, 2003; and 21,048,100 shares deemed as indirectly owned by Kent P. Watts based on his relationship with DJX Ltd., whose shares he presently has the authority to vote and which is half owned by his minor children (See Note 4).


(2) This amount includes currently exercisable warrants to purchase 700,000 shares of common stock of the company at $.23 and 341,537 shares that would be issuable if a convertible note payable for accrued salary had been converted at October 3, 2003.

(3) This amount includes 15,350 shares of common stock; currently exerciseable warrants to purchase 1,100,000 shares at $.23; and 670,671 shares that would be issuable if a convertible note payable for accrued salary had been converted at October 3, 2003.

(4) On May 31, 2001 a stock exchange agreement was completed to acquire SCS Corporation as a wholly owned subsidiary. We issued 2,725 shares of Series B Preferred Stock to pay for the acquisition. Each share of Series B Preferred Stock carries a $1,000 per share face value and is convertible by written request into common stock at the lesser of $0.135 per share or 50% of the closing bid price on conversion. On June 30, 2003 the closing bid price was $.80 per share. Thus if 100% of this series B Preferred was converted at the lesser $.135 amount per share, the shares common stock shares issued would be 20,185,185. This presentation is prepared as if full conversion has occurred. Additionally, during the year ended June 30, 2003, Hyperdynamics issued 862,915 shares of common stock to DJX Ltd in payment of $172,583 of dividends. DJX Ltd. is a foreign corporation whose shareholders are the grand children of Ernest M. Watts, the father of Kent P. Watts, our Chairman, CEO, and President. Two of the grand children are the minor children of Kent P. Watts. As of June 30, 2003, voting rights in DJX Ltd. stock were exercised by Ernest M. Watts, however Kent Watts currently exercises that control.


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

Michael Watts, the brother of Kent Watts, the Chairman, President and CEO, is our consultant. In April 1999, we granted Michael Watts 350,000 options exercisable at a strike price of $.50 per share that expire in March 2001, pursuant to the consulting agreement. On January 10, 2001 a new consulting agreement was signed with Michael Watts and he was paid a $75,000 retainer to be applied against services to be rendered. On July 25, 2001 the board of directors granted Michael Watts 125,000 options at a price of $.80 cents per share as additional compensation for the consulting agreementOf all the 850,000 options Michael Watts has received for consulting compensation since April 1996, he has exercised 843,819 options as of September 25, 2002. On that date he held 6,181 options exercisable at a strike price of $.50 per share. These options expired March 31, 2003.

On November 30, 2001, we contracted with GeoServ Marketing, a company owned by Michael Watts, brother of Kent Watts. Under the Agreement, GeoServ was hired to help implement the complete business development plan for tape transcription revenues of SCS Corporation, our wholly owned subsidiary. The Contract provided for a fixed fee of $375,000, which was paid by the issuance of stock. On March 1, 2002 the Agreement with GeoServ Marketing was amended to include work associated with the establishment and organization and marketing of Guinea Hydrocarbon Resource Corporation, GHRC, and additional specific fees were approved in the amount of $250,000. The $250,000 was paid by the issuance of stock pursuant to our Stock and Stock Option Plan. We paid an additional $67,500 attributable to work performed between April and June 30, 2002 with the issuance of stock. On February 26, 2003 accrued expenses of $82,500 through December 31, 2002 were paid to Geoserv Marketing for services rendered from August 2002 through December 31, 2002 and 305,556 shares were issued.

On May 31, 2001, a Stock Exchange Agreement was executed by and among us, DJX Ltd., a Belize corporation ("DJX") being the sole stockholder of all capital stock of SCS Corporation, a Delaware corporation ("SCS") and J. Hamilton, being a control person of DJX and SCS. DJX Ltd., a Belize company has now obtained a controlling interest in Hyperdynamics through the receipt of 2,725 shares of Series B Preferred Stock. Each share of Series B Preferred Stock has the equivalent voting rights of 7,408 shares of common stock and the rights to receive notice and vote on any matters that common stock shareholders can vote on. Additionally, during the year ended June 30, 2003, DJX Ltd received 862,915 shares of Hyperdynamics common stock in payment of dividends. Thus, DJX, Ltd. has 21,048,100 votes with the total common stock outstanding June 30, 2003 of 27,631,573 shares. This was 44.3% of the outstanding voting rights. DJX Ltd. is a foreign corporation with the shareholders being the grand children of Ernest
M. Watts, the father of Kent P. Watts, the Chairman, CEO, and President for our Company. Two of the grand children are the minor children of Kent P. Watts. As of fiscal year end June 30, 2003, Ernest M. Watts exercised their voting rights in DJX Ltd.; however, currently Kent Watts controls their stock, as referenced in Item 11 above.


ITEM  13     Exhibits  and  Reports  on  Form  8-K

(A)          Exhibits

     Exhibit 31.1 - Certification of Chief Executive Officer of HyperDynamics Corporation required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     Exhibit 31.2 - Certification of Chief Financial Officer of HyperDynamics Corporation required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     Exhibit 32.1 - Certification of Chief Executive Officer of HyperDynamics Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and
Section  1350  of  18  U.S.C.  63.

     Exhibit 32.2 - Certification of Chief Financial Officer of HyperDynamics Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and
Section  1350  of  18  U.S.C.  63.

     (b)     REPORTS  ON  FORM  8-K

             None

Signatures

In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of October 2003.

                                      HyperDynamics  Corporation

                                      By:  /s/  Kent  Watts
--------------------
                                      Kent Watts, Chairman of the Board,
                                      Chief Executive Officer, and Chief
                                      Financial Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons in the capacities and on the dates indicated:

Signature                         Title                   Date

/s/ Kent Watts         Chairman of the Board,       October 14, 2003
---------------------  Chief Executive Officer and
Kent Watts             Chief Financial Officer

/s/ Robert Hill        Director                     October 14, 2003
---------------------
Robert Hill

/s/ Harry J. Briers    Director                     October 14, 2003
---------------------
Harry J. Briers

                               HYPERDYNAMICS CORPORATION
                             Audited Financial Statements
                             Index To Financial Statements


                                                                                      PAGE
Independent Auditor's Report                                                          F-2
Consolidated Balance Sheet as of June 30, 2003                                        F-3
Consolidated Statements of Operations for the years ended June 30, 2003 and 2002      F-4
Consolidated Statements of Changes in Stockholders' Equity
  for the years ended June 30, 2003 and 2002                                          F-5
Consolidated Statement of Cash Flows for the years ended June 30, 2003 and 2002       F-7
Notes to Financial Statements                                                         F-9

                          INDEPENDENT AUDITORS' REPORT


To  the  Board  of  Directors  and  Stockholders
    HyperDynamics  Corporation
    Houston,  Texas

We have audited the accompanying consolidated balance sheet of HyperDynamics Corporation and subsidiaries as of June 30, 2003, and the related consolidated statements of income, stockholders' deficit, and cash flows for each of the two years then ended. These financial statements are the responsibility of HyperDynamics' management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HyperDynamics Corporation as of June 30, 2003, and the results of its operations and its cash flows for each of the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

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


MALONE  AND  BAILEY,  PLLC
www.malone-bailey.com
Houston,  Texas

September  2,  2003,  except  note  18
which  is  dated  October  10,  2003

                            HYPERDYNAMICS CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                  June 30, 2003


ASSETS
Current Assets
  Cash                                                    $    176,017
  Restricted certificate of deposit                             85,251
  Accounts receivable, net of allowance for
    doubtful accounts of $16,670                                 7,356
  Inventory                                                      5,993
  Other current assets                                             401
                                                          -------------
    Total Current Assets                                       275,018

Property and equipment, net of accumulated
  depreciation of $155,325                                      88,672
Other Assets
  Unproved Oil and Gas Properties, using Full Cost
   Method of Accounting                                        896,837
  Restricted certificate of deposit                            196,335
  Deposits                                                      23,432
                                                          -------------
      TOTAL ASSETS                                        $  1,480,294
                                                          =============

      LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
  Current portion of capital leases                       $     19,157
  Accounts payable and accrued expenses                        539,323
  Accounts payable seismic data                                650,000
  Customer deposits                                              3,448
  Dividends payable                                            275,174
  Dividends payable to related party                            54,500
                                                          -------------
    Total Current Liabilities                                1,541,602

Long-term portion of capital leases                             32,800
Convertible notes payable to officers, net of
  $224,944 unamortized discount                                 18,990
Deferred rent                                                  131,906
Mandatorily redeemable preferred stock                          72,097
                                                          -------------
      TOTAL LIABILITIES                                      1,797,395
                                                          -------------

Commitments and Contingencies

Stockholders' Deficit
  Convertible preferred stock, par value $.001;
    stated value $1,000; 20,000,000 authorized;
    Series A - 1,945 shares issued and outstanding                   2
    Series B - 2,725 shares issued and outstanding                   3
  Common Stock, par value $.001; 50,000,000 shares
    authorized; 27,631,507 shares issued and outstanding        27,632
  Additional paid in capital                                12,176,871
  Accumulated deficit                                      (12,521,609)
                                                          -------------
    Total Stockholders' Deficit                               (317,101)
                                                          -------------
      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT         $  1,480,294
                                                          =============


                 See accompanying summary of accounting policies
                       and notes to financial statements.

                            HYPERDYNAMICS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       Years Ended June 30, 2003 and 2002



                                                     2003          2002
                                                 ------------  ------------

Revenues                                         $   468,022   $   355,628
Cost of revenues                                     469,158       542,240
                                                 ------------  ------------
      GROSS DEFICIT                                   (1,136)     (186,612)
                                                 ------------  ------------
Operating Expenses
  Selling                                             38,745        74,034
  General and administration                       3,225,407     2,491,782
  Impairment                                         704,061
  Depreciation and amortization                      176,938       250,808
  (Gain) loss on retirement and sale of assets        (5,431)        9,523
                                                 ------------  ------------
    Total Operating Expenses                       4,139,720     2,826,147
                                                 ------------  ------------
      LOSS FROM OPERATIONS                        (4,140,856)   (3,012,759)
                                                 ------------  ------------
Other Income (Expense)
  Interest expense                                   (55,407)      (10,595)
  Interest income                                      6,139        18,083
                                                 ------------  ------------
    Total Other Income (Expense)                     (49,268)        7,488
                                                 ------------  ------------
      NET LOSS                                    (4,190,124)   (3,005,271)

      Preferred dividend requirement                (186,779)     (175,595)
                                                 ------------  ------------
NET LOSS CHARGEABLE TO COMMON SHAREHOLDERS       $(4,376,903)  $(3,180,866)
                                                 ============  ============


Basic and diluted loss per common share          $      (.19)  $      (.18)
Weighted average shares outstanding               22,580,526    17,426,561


                 See accompanying summary of accounting policies
                       and notes to financial statements.

                            HYPERDYNAMICS CORPORATION
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                       Years Ended June 30, 2003 and 2002




                                         Preferred              Common
                                     Shares    Amount     Shares     Amount
                                    ---------  -------  ----------  --------
Balances, June 30, 2001                 4,670  $     5  14,371,945  $ 14,372

Common stock issued for:
  - cash                                                 1,349,170     1,349
  - exercise of options                                    445,250       445
  - services                                             2,894,301     2,894
  - contingent note payable                                700,000       700
  - accounts payable                                     1,273,125     1,274

Issuance of stock options
  and warrants

Preferred stock dividends

Net loss
                                    ---------  -------  ----------  --------
Balances, June 30, 2002                 4,670        5  21,033,791    21,034

Common stock issued for:
  - cash                                                 4,371,811     4,372
  - exercise of options                                    573,821       574
  - services                                               405,526       405
  - accounts payable                                       383,643       384

Issuance of stock options
  and warrants

Preferred stock dividends

Funds raised from sale of warrants
  to purchase Hyperdynamics
  Corporation stock in association
  with SCS Corp. units

Beneficial conversion feature
  associated with convertible
  notes payable to officers

Payment of preferred stock
  dividends in common shares                               862,915       863

Net loss
                                    ---------  -------  ----------  --------
Balances, June 30, 2003                 4,670  $     5  27,631,507  $ 27,632
                                    =========  =======  ==========  ========


                 See accompanying summary of accounting policies
                       and notes to financial statements.

                            HYPERDYNAMICS CORPORATION
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                       Years Ended June 30, 2003 and 2002
                                   (Continued)



                                    Additional
                                      Paid in     Accumulated
                                      Capital       Deficit        Totals
                                    -----------  -------------  ------------

Balances, June 30, 2001             $ 5,034,200  $ (4,963,840)  $    84,737

Common stock issued for:
  - cash                                477,151                     478,500
  - exercise of options                 211,855                     212,300
  - services                          1,389,606                   1,392,500
  - contingent note payable             349,300                     350,000
  - accounts payable                    971,141                     972,415

Issuance of stock options
  and warrants                           57,802                      57,802

Preferred stock dividends                            (175,595)     (175,595)

Net loss                                           (3,005,271)   (3,005,271)
                                                 -------------  ------------
Balances, June 30, 2002               8,491,055    (8,144,706)      367,388

Common stock issued for:
  - cash                                668,628                     673,000
  - exercise of options                 116,065                     116,639
  - services                            112,216                     112,621
  - accounts payable                    105,336                     105,720

Issuance of stock options
  and warrants                        2,232,014                   2,232,014

Preferred stock dividends                            (186,779)     (186,779)

Funds raised from sale of warrants
  to purchase Hyperdynamics
  Corporation stock in association
  with SCS Corp. units                   35,903                      35,903

Beneficial conversion feature
  associated with convertible
  notes payable to officers             243,934                     243,934

Payment of preferred stock
  dividends in common shares            171,720                     172,583

Net loss                                           (4,190,124)   (4,190,124)
                                                 -------------  ------------
Balances, June 30, 2003             $12,176,871  $(12,521,609)  $  (317,101)
                                    ===========  =============  ============


                 See accompanying summary of accounting policies
                       and notes to financial statements.

                            HYPERDYNAMICS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       Years Ended June 30, 2003 and 2002



                                                         2003          2002
                                                     ------------  ------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                           $(4,190,124)  $(3,005,271)
Adjustments to reconcile net loss to cash
  used in operating activities:
    Depreciation and amortization                        176,938       250,808
    Stock issued for services                            112,621     1,392,500
    Options and warrants issued                        2,232,014        57,802
    Beneficial conversion feature associated
      with convertible notes payable to officers          18,990
    (Gain)/loss on disposition of assets                  (5,431)        9,523
    Impairment                                           704,061
    Bad debt expense                                      11,671
  Changes in assets and liabilities
    Accounts receivable                                    8,765         2,896
    Inventory                                              1,034        39,151
    Other current assets                                   5,324        16,752
    Accounts payable and accrued expenses                345,050       196,571
    Accrued officer salaries                             110,330       159,353
    Customer deposits                                    (36,878)       40,325
    Change in deferred rent                                9,576        17,768
                                                     ------------  ------------
NET CASH USED IN OPERATING ACTIVITIES                   (496,059)     (821,822)
                                                     ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment                    (35,932)      (26,018)
  Decrease in restricted cash                             82,724        71,990
  Proceeds from sale of assets                            39,356         2,871
  Investment in unproved property                       (321,233)
                                                     ------------  ------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES     (235,085)       48,843
                                                     ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from sale of common stock                     673,000       478,500
  Proceeds from exercise of options and warrants         116,639       212,300
  Proceeds from sale of units consisting of
   warrants in Hyperdynamics and preferred
   stock in subsidiary, net of $12,000
   offering cost                                         108,000
  Change in stock subscription receivable                               95,000
  Payments on installment debt                           (19,493)      (18,071)
                                                     ------------  ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                878,146       767,729
                                                     ------------  ------------

Net Change In Cash                                       147,002        (5,250)
  CASH AT BEGINNING OF PERIOD                             29,015        34,265
                                                     ------------  ------------
  CASH AT END OF PERIOD                              $   176,017   $    29,015
                                                     ============  ============


                 See accompanying summary of accounting policies
                       and notes to financial statements.

                            HYPERDYNAMICS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       Years Ended June 30, 2003 and 2002



                                                    2003      2002
                                                  --------  --------
SUPPLEMENTAL DISCLOSURES
  Interest paid in cash                           $ 21,107  $  9,801

NON-CASH TRANSACTIONS
  Issuance of common stock to reduce contingent
    liability related to the purchase of assets
    of Seacon Computer Systems, Inc.                        $350,000
  Issuance of common stock for accounts payable   $105,720   972,415
  Payment of preferred stock dividends in
    common shares                                  172,583
  Conversion of accrued officer salary to
    convertible notes payable to officers net of
    amortized discount                             224,944


                 See accompanying summary of accounting policies
                       and notes to financial statements.

                            HYPERDYNAMICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  1  -  SIGNIFICANT  ACCOUNTING  POLICIES

Nature of business. HyperDynamics Corporation is a Delaware corporation formed in March 1996. HyperDynamics utilizes its integrated technology infrastructure to provide support to its wholly-owned subsidiary, SCS Corporation. Through SCS, HyperDynamics focuses on oil and gas company services, such as seismic data management, and derives a significant portion of its revenue from the conversion of seismic data from tape media to modern media, such as DVD computer technology. SCS also began operations in oil and gas exploration, seismic data acquisition, processing, and interpretation in late fiscal 2002.

The fiscal year-end is June 30.

Basis of presentation. The consolidated financial statements include the accounts of HyperDynamics and its wholly-owned subsidiary, SCS Corporation. Significant inter-company accounts and transactions have been eliminated.

Reclassifications. Certain amounts in the 2002 financial statements have been reclassified to conform with the 2003 financial statement presentation.

Estimates and assumptions. Preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses at the balance sheet date and for the period then ended. Actual results could differ from these estimates.

Cash and cash equivalents include all highly liquid investments purchased with original maturities of three months or less. Restricted cash is a certificate of deposit at a bank to back a letter of credit supporting the construction and the lease commitment for HyperDynamics' new facility. The CD matures on May 9, 2004 and accrues interest at 1% annually. HyperDynamics plans to renew it each year for the next 2 years and the amount will be reduced to coincide with the Letter of Credit in favor of HyperDynamics' Landlord. The restriction on the CD established as security for the Letter of Credit is removed over the next 3 years of the lease. The remaining $281,586 Letter of Credit may be converted to operating cash according to the following schedule: $87,260 in each of the next two years on November 1 in 2003 and 2004 and $109,075 on November 1, 2005.

Revenue recognition. Revenue from tape conversions, consulting, and information technology services is recognized when services are rendered. While contracts to perform such services might last multiple years, provisions allow for periodic billing based on what services have been performed during each period. Revenue from hardware and software sales is recognized when goods are shipped.

Accounts receivable are written down to reflect management's best estimate based upon known specific analysis, historical experience, and other currently available evidence of the net collectible amount.

Inventory consists of computer hardware, software, and tape media and is stated at the lower of cost or market using the first-in first-out basis (FIFO).

Long-lived Assets. Property and equipment are stated on the basis of historical cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the assets of 3 - 5 years.

The Company follows Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, by reviewing such assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment loss recognized is the excess of the carrying amount over the fair value of the asset. Hyperdynamics has recognized an impairment loss of $354,061 on the leasehold improvements constructed in December 2000 (Note 4).

Goodwill was recorded when additional shares were issued in fiscal year 2002, modifying the prior year's purchase price for SCS. HyperDynamics adopted SFAS 142 in 2002 and does not amortize goodwill. Hyperdynamics has determined that there is a goodwill impairment of $350,000 in the current year.

Accounts payable and accrued expenses consist of the following:

Accounts payable                  $480,574
Accrued payroll and payroll tax     20,642
Other taxes payable                 13,362
Accrued warranty                     7,269
Current portion of deferred rent    17,476
                                  --------
                                  $539,323
                                  ========

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

HyperDynamics accounts for stock options issued to employees under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Under this method, no compensation expense is recognized for stock options granted when the number of underlying shares is known and exercise price of the option is greater than or equal to the fair market value of the stock on the date of grant. However, certain option awards are considered variable awards and the additional intrinsic value, as specified by FIN 44 and as measured by the difference between the market price of the underlying stock at the balance sheet date and the exercise price of the options, are recorded in net income as compensation expense. Fair value is computed and expensed for options and warrants issued to non-employees as compensation. Note 16 discusses stock compensation in more detail. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                      Year Ended     June 30,
                                         2003          2002
                                     ------------  ------------
Net loss chargeable to common
  stockholders, as reported          $(4,376,903)  $(3,180,866)
Add: intrinsic value of employee
  options included in net loss
  chargeable to common stockholders    2,147,000
Deduct: Total stock-based employee
  compensation expense determined
  under fair value based method for
  all awards, net of related tax
  effects                             (   59,318)     (378,472)
                                     ------------  ------------
Pro forma net loss                   $(2,289,221)  $(3,559,338)
                                     ============  ============

Loss per share, basic and diluted:
  As reported                        $(      .19)  $(      .18)
                                     ============  ============
  Pro forma                          $(      .10)  $(      .20)
                                     ============  ============



The basic net loss per common share is computed by dividing the net loss chargeable to common stockholders by the weighted average number of common shares outstanding.

Diluted net loss per common share is computed by dividing the net loss applicable to common stockholders, adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the years ended June 30, 2003 and 2002, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

Recently issued accounting pronouncements. HyperDynamics does not expect the adoption of recently issued accounting pronouncements to have a significant impact on HyperDynamics' results of operations, financial position or cash flow.


NOTE  2  -  GOING  CONCERN

As shown in the accompanying financial statements, HyperDynamics has incurred recurring net losses chargeable to common shareholders of $4,376,903 and $3,180,866 in 2003 and 2002, respectively, and has an accumulated deficit of $12,521,609 as of June 30, 2003. These conditions create an uncertainty as to HyperDynamics' ability to continue as a going concern. Management is trying to raise additional capital through sales of units consisting of SCS Corporation preferred stock and Hyperdynamics Corporation warrants as well as seeking financing from third parties. The financial statements do not include any adjustments that might be necessary if Hyperdynamics is unable to continue as a going concern.

NOTE  3  -  GOODWILL

On April 23, 2002, HyperDynamics issued 700,000 shares of its common stock valued at $350,000 to Seacon Computer Systems, Inc., the former owners of the assets of SCS, as a partial payment to substitute for $350,000 of the $700,000 contingent note payable pursuant to the acquisition of SCS. Originally, HyperDynamics owed quarterly payments of 25% in cash and another 25% in common stock of SCS's profits. Seacon accepted the 700,000 shares as a single settlement of all future possible cash portions of the note. Therefore, the quarterly payment in the future will be only 25% of SCS's profit, if any, for each quarter, paid in stock. As yet, SCS has not recorded any profits. The 700,000 shares were recorded as an adjustment to the purchase price of SCS as goodwill on the purchase of SCS. Any additional payments will also be recorded as additions to goodwill. Goodwill is tested for impairment as outlined in SFAS
142. There was no impairment during 2002. The goodwill was assigned to SCS Corporation. At year-end 2003, Hyperdynamics management determined that an impairment of goodwill existed because the fair value of the SCS reporting unit was less than the carrying value of the reporting unit. The difference between the fair value and the carrying value, $350,000, was recorded as an impairment expense as of June 30, 2003.


NOTE  4  -  PROPERTY  AND  EQUIPMENT

A  summary  of  property  and  equipment  is  as  follows:

          Computer equipment and software       3 years     $ 230,105
          Office equipment and furniture        5 years        13,892
                                                            ----------
              Total cost                                      243,997
          Less:  accumulated depreciation and amortization   (155,325)
                                                            ----------
              Net carrying value                            $  88,672
                                                            ==========

Hyperdynamics reviews assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Hyperdynamics had planned to place its ITSP (Integrated Technology Service Provider) business on hold and replace it with tape transcription business. Although transcription sales were good during fiscal 2002, the lack of a backlog of transcription business as of June 30, 2003 continuing through the report date, September 2, 2003, has called the fair value of the leasehold improvements into question. Impairment loss recognized is the excess of the carrying amount over the fair value of the asset, or $354,061.


NOTE  5  -  UNPROVED  OIL  AND  GAS  PROPERTIES

On November 8, 2002, SCS Corporation (SCS), HyperDynamics' wholly-owned subsidiary, agreed to modify their previous joint venture arrangement with US Oil Corporation (US Oil) in Guinea Hydrocarbon Resource Corporation (GHRC).

In the new arrangement, SCS purchased US Oil's interest in GHRC and all of its claims to a 65,000 square kilometer offshore oil and gas lease on the coast of the Republic of Guinea (Guinea) in Africa for $40,000. SCS assumed US Oil's obligations to Guinea as described in the Production Sharing Agreement (PSA) signed with Guinea and effective December 2, 2002.

Under  this  PSA,  SCS  has  the  following  financial  obligations:

a. SCS must pay Guinea $250,000 by March 2, 2003, and additional royalty payments are due if oil and gas is found. The required payment to the Government of Guinea was made during June 2003.

b. SCS must perform 3-D or 2-D seismic work for 4,000 kilometers, which could cost an estimated $6 million during the First Exploration Period which ends in December 2003. If SCS timely produces this data, it will fulfill its initial exploration phase obligation. SCS has contracted with a third party to perform 2-D seismic work at an estimated cost of $1,600,000.

c. During the second exploration period, SCS is required to drill at least one exploratory well at an estimated cost of $10 million. The time frame SCS has to complete this is at least four years.

SCS must also pay US Oil up to $1,600,000 if SCS obtains at least $3 million in financing for this Guinea development project from an oil company partner participating in a working interest purchase or a 3rd party financing company, and a 3% royalty if oil and gas is produced.

To date, $896,837 of capital costs has been incurred on this project.


NOTE  6  -  OIL  AND  GAS  ACCOUNTING  POLICIES

Property and equipment. Hyperdynamics follows the full cost accounting method to account for the costs incurred in the acquisition, exploration, development and production of oil and gas reserves. Under this method, all costs including internal costs that are directly related to acquisition, exploration, and development activities are capitalizable as oil and gas property costs.

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

Capitalized costs incurred in property acquisition, exploration and development activities:

                                               2003
                                             --------

          2-D Seismic work                   $550,000
          Payments to US Oil made under the
             farmout agreement                 40,000
          Geological consulting                25,603
          Permit fee paid to Guinea           250,452
          Seismic data processing              30,782
                                             --------
                                             $896,837
                                             ========


NOTE  7  -  ACCOUNTS  PAYABLE  SEISMIC  DATA

In February 2003, SCS agreed to pay $650,000 to Offshore Seismic Surveys, Inc.
(OSS), an offshore seismic company, for OSS agreeing to release GHRC from the $550,000 due to OSS for the Guinea seismic data. The additional $100,000 was charged to expense in the quarter ending March 31, 2003. OSS maintains a lien on the ownership and sale of the seismic data for the $650,000 less any payments made on this amount. Any user license sales proceeds generated from user licenses of the acquired data shall first go to payoff the $650,000 liability at a rate of 90 percent of gross user license sales proceeds for OSS and 10 percent for SCS until the $650,000 is paid in full. Any funding arrangement SCS enters into with respect to the Guinea PSA, whereby all rights and obligations under the PSA are transferred, shall cause the $650,000 to become immediately due upon signing and funding of such agreement.


NOTE  8  -  CAPITAL  LEASES

HyperDynamics is obligated on three capital leases payable in monthly payments totaling $2,352 including principal and interest ranging from 10 - 21 percent APR, and secured by electrical equipment, a burglar alarm and a telephone system. As of June 30, 2003, Hyperdynamics was in default on one of these leases, and the accelerated lease payments, totaling $15,549, are included in accounts payable at that date. The monthly payment on the other two leases is $2,006 and principal maturities are $19,157 in fiscal 2004, $21,441 in 2005, and $11,359 in 2006.


NOTE  9  -  LETTER  OF  CREDIT

HyperDynamics renewed its letter of credit for $283,595 with Frost Bank, which now expires on October 31, 2003. The purpose of the letter of credit is to guarantee the lease payments on HyperDynamics' office space. The letter of credit is guaranteed by security interest in a certificate of deposit with Frost Bank that may not be redeemed until the letter of credit expires. There were no draws against this letter of credit as of June 30, 2003, nor as of September 2, 2003. The letter will be renewed and reduced to $196,335 in October 2003 in accordance with our lease.

NOTE  10  -  CONVERTIBLE  NOTES  PAYABLE  TO  OFFICERS

On December 27, 2002, Hyperdynamics settled $189,895 of accrued salary payable to officers by entering into convertible notes payable, due December 31, 2007, with those officers. The $189,895 accrues interest at 12% per annum and the principal and interest are convertible in blocks of $10,000 at the option of the holder at a price of 60% of the lowest closing market price in the six months predating the conversion date at any time prior to December 1, 2007. Hyperdynamics may prepay the note in cash any time prior to the maturity date, December 31, 2007. On the maturity date, Hyperdynamics may pay the note in cash or in stock at a conversion rate of 50% of the lowest closing price during thirty days preceding maturity. In addition to the $189,895, the resolution authorizing the conversion requires all accrued salary be subject to the same terms. As of June 30, 2003, a total of $243,934 had been converted. The discount at the option of the holder created a beneficial conversion feature for each note. This feature totaled the converted amount of $243,934. The notes are discounted for $243,934 with the offset to additional paid in capital. The discount is accreted over the term of the notes until maturity, payoff or conversion and charged to interest expense. As of June 30, 2003, $18,990 had been accreted and charged to interest expense leaving $224,944 unamortized.


NOTE  11  -  MANDATORILY  REDEEMABLE  PREFERRED  STOCK

As of June 30, 2003, 1.2 units consisting of 1-1/5 shares of SCS Corporations (our wholly owned subsidiary) Series A Preferred Stock and warrants to purchase 60,000 shares of Hyperdynamics common stock at $.25 per share had been sold. The portion of the proceeds of these units that is allocable to the SCS preferred stock is $84,097 less $12,000 paid as a cost of offering leaving $72,097. The $12,000 will be accreted until redemption.

The proceeds were allocated $35,903 to the warrants and $72,097 to the Preferred Stock based on their relative fair market values. The warrants' fair market value was estimated using the Black-Scholes option pricing model. Variables used in the Black-Scholes option pricing model include (1) 3.0% risk-free interest rate, (2) expected warrant life is five years, the actual remaining life of the warrant, (3) expected volatility is the actual historical stock price fluctuation volatility and (4) zero expected dividends. The fair market value of the preferred stock was estimated as the discounted present value, using a discount rate of 30%, of the amount redeemable at the option of the holder, $150,000, on July 1, 2005, which is the first date that the preferred stock is redeemable at the holder's option. Hyperdynamics will periodically increase the carrying amount of the preferred stock such that the carrying value on June 30, 2005 will equal $150,000 per unit.

The preferred stock is redeemable at SCS's option in the amount of $125,000 per share between July 1, 2004 and June 30, 2005. Additionally, in the event that SCS Corporation issues common stock that is traded on a public market and the SCS common stock trades at a price of at least $2 per share for ten consecutive trading days on such market, each share of preferred stock will be automatically and mandatorily converted to 100,000 shares of SCS Corporation common stock.

NOTE  12  -  INCOME  TAXES

Income taxes are not due since HyperDynamics has had losses since inception. HyperDynamics has deductible net operating losses of approximately $1,850,000 in fiscal 2003 and approximately $1,500,000 in fiscal 2002, which each can be carried forward for 20 years.

          Deferred tax assets        $ 1,689,000
          Less: valuation allowance   (1,689,000)
                                     ------------
          Net deferred taxes         $         0
                                     ============

Internal Revenue Section 382 restricts the ability to use these carryforwards whenever an ownership change as defined occurs. HyperDynamics incurred such an ownership change on January 14, 1998 and again on June 30, 2001, As a result of the first ownership change, HyperDynamics' use of net operating losses as of January 14, 1998 of $949,000 are restricted to $151,000 per year. The availability of losses from that date through June 30, 2001 of $3,313,000 since that date is restricted to $784,000 per year. Losses in fiscal 2002, 2003 and beyond are not restricted.


NOTE  13  -  COMMITMENTS  AND  CONTINGENCIES

HyperDynamics and its subsidiaries are involved in a number of routine business disputes that have arisen in the ordinary course of business. HyperDynamics is unable to predict the outcome of these matters, but does not believe that the ultimate resolution of these matters will have a material adverse effect on the financial statements of HyperDynamics. The amounts in dispute total approximately $500,000, of which $140,000 is accrued and $360,000 is not accrued. The disputed amounts include approximately $400,000, of which approximately $80,000 is accrued, alleged by AT & T to be owed in its lawsuit filed against Hyperdynamics during August 2003. Hyperdynamics' management believes that AT & T has significantly overbilled and double billed charges, failed to deliver promised services, and has damaged Hyperdynamics; thus, Hyperdynamics will vigorously defend against this suit.

HyperDynamics leases its office space from AGP Westwood, LTD over a 10-year period. The base monthly rent is $0 for months 1-6, $20,774 for months 7-54, and $24,114 for months 55-120, beginning November 1, 2000. Additional common area maintenance charges will be assessed. At June 30, 2003, future minimum payments are $249,288 per year in fiscal year 2004, $252,328 in year 2005, $289,364 per year in years 2006-2010, and 120,568 in 2011. Rent expense for the years ended June 30, 2003 and 2002 totaled $268,040 and $286,701, respectively. HyperDynamics has a termination option that may be exercised after 60 months of the lease. If the termination option is exercised, HyperDynamics will be released from the lease after 69 months.

Hyperdynamics' subsidiary, SCS Corporation, has $350,000 remaining of a contingent note payable due to Seacon Computer Systems Inc., the former owners of SCS Corporation's assets (Note 3).

In addition, HyperDynamics is involved in a dispute with its preferred shareholders over conversion rights to common stock and whether monetary damages are due for various claims against the preferred shareholders. The economic effects of and the probable outcome of this contingency are not known.

NOTE  14  -  PREFERRED  STOCK

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

As of June 30, 2001, $130,798 in dividends were accrued. 2002 dividends of $66,597 and 2003 dividends of $77,779 have been accrued, resulting in total accrued Series A dividends of $275,174.

2,725 shares of Series B Convertible Preferred Stock were issued for the acquisition of SCS Corporation on May 31, 2001. The stated value is $1,000 per share and the par value is $.001. Each Series B share may vote 7,408 common shares for a total of 20,186,800 votes. The shares are convertible to common stock at the lesser of $.135 or 50% of the current 5-day average trading price. Series B stockholders are entitled to a 4% cumulative dividend on the stated value, which is payable only upon conversion of the preferred stock. Dividends may be paid in stock or cash at HyperDynamics' option. Dividends accrued on the Series B as of June 30, 2002 were $118,083. In 2003 dividends of $109,000 were accrued and $172,583 were paid in common stock, resulting in accrued dividends as of June 30, 2003 of $54,500. Accrued dividends on Series A and Series B stock as of June 30, 2003 totaled $329,674.
If all Preferred Series A and B shares were converted as of June 30, 2003, total common shares outstanding would be approximately 51,690,000 shares.


NOTE  15  -  COMMON  STOCK

During the year ended June 30, 2003, 573,821 options were exercised for $116,639. 383,643 shares were issued in payment of accounts payable of $105,720. 405,526 shares valued at $112,621 were issued to consultants for services in fiscal 2003. 862,915 shares were issued to pay $172,583 in Preferred Series B dividends. 4,371,811 shares were issued for $673,000 pursuant to private subscription agreements.


NOTE  16  -  STOCK  OPTIONS  AND  WARRANTS

HyperDynamics' Stock Option Plan provides for the grant of non-qualified options to directors, employees and consultants, and opportunities for directors, officers, employees and consultants to make purchases of stock in HyperDynamics. In addition, HyperDynamics issues stock warrants from time to time to employees, consultants, stockholders and creditors as additional financial incentives. The plans and warrant issuances are administered by the Board of Directors, who have substantial discretion to determine which persons, amounts, time, price, exercise terms, and restrictions, if any. Options differ from warrants in that the options awards are immediately exercisable and are assignable. In contrast, warrants have employment termination restrictions, vesting periods and are non-transferable.

HyperDynamics uses the intrinsic value method of calculating compensation expense for employees. During 2002, no compensation expense was recognized for the issuance of options and warrants issued to employees, because no option prices were below market prices at the date of grant. 1,500,000 warrants issued to officers, originally exercisable at $.40 per share but repriced to $.23 per share in August 2002, required variable accounting as described in FIN 44 and FIN 28.

During 2003 and 2002, HyperDynamics issued 150,000 $.50 warrants and 421,181 options to consultants whose stock-based compensation is recorded at fair value. The compensation cost recorded for these options and warrants was $85,014 and $57,802 based on the Black-Scholes option pricing model.

The weighted average fair value of the stock options granted during 2003 and 2002 was $.32 and $.35, respectively. Variables used in the Black-Scholes option-pricing model include (1) risk-free interest rates ranging from 1.5% to 5%, depending on the grant dates and the expected lives of the options, (2) expected option life is the actual remaining life of the options as of the grant date, (3) expected volatility is the actual historical stock price fluctuation volatility and (4) zero expected dividends.

Summary information regarding options and warrants is as follows:

                                         Weighted                Weighted
                                          Average                 Average
                                           Share                   Share
                               Options     Price     Warrants      Price
                              ---------  ---------  -----------  ---------
Year ended June 30, 2002:
  Outstanding, 2001            506,136   $     .76   7,847,500   $    1.01

  Granted                      158,636         .76     350,000         .93
  Exercised                   (350,000)        .61    (300,000)        .40
  Expired                     (150,136)       1.10    (425,000)        .91
  Forfeited                                         (1,200,000)        .40
                              ---------  ---------  -----------  ---------
Outstanding, year ended
  June 30, 2002                164,636        1.15   6,272,500        1.16

Year ended June 30, 2003:
  Granted                                            5,906,463         .24
  Exercised                                           (573,821)        .20
  Expired unused              (164,636)       1.15    (525,000)       1.21
  Cancelled due to repricing                        (5,585,142)        .48
  Forfeited                                           (870,000)        .28
                              ---------  ---------  -----------  ---------
Outstanding, year ended
  June 30, 2003                      0   N/A         4,625,000   $    1.08
                              =========  =========  ===========  =========

     Warrants outstanding and exercisable as of June 30, 2003:


                  - - Outstanding - -   Exercisable
                  No. of    Remaining    Number of
Exercise Price    Shares       life       Shares
                 ---------  ----------  -----------
       .23        900,000      1 years      900,000
       .23       1,200,000     2 years    1,200,000
       .23         800,000     3 years
       .23         800,000     4 years
       .25          60,000     5 years       60,000
       .28          10,000     3 years       10,000
       .50         150,000     2 years      150,000
      1.50          75,000     1 years       75,000
      1.50          30,000     1 years       30,000
      5.91         300,000     4 years      300,000
      7.09         300,000     4 years      300,000
                 ---------              -----------
                 4,625,000                3,025,000
                 =========              ===========


NOTE  17  -  RELATED  PARTY  TRANSACTIONS

Related party transactions include payments to the CEO's brother for consulting services as follows: issuance of 305,556 shares of stock valued at $82,500 and payment to DJX, Inc., a affiliated company of 862,915 shares of common stock for accrued dividends on Series B Preferred stock of $172,583.


NOTE  18  -  SUBSEQUENT  EVENTS

As of October 10, 2003, an additional 1.45 units of mandatorily redeemable preferred stock sold for proceeds of $145,000. Additionally, we raised $540,000 by selling 845,454 shares of Hyperdynamics common stock.