Form 10QSB
period 2003-09-30
HYPERDYNAMICS CORP
filed 2003-11-18
CIK 937136

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934: For the quarterly period ended: September 30, 2003
                                                         ---------------------

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
                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of October 31, 2003, 28,622,502 shares of common stock, $0.001 par value, were outstanding.
     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                Table of Contents

PART I FINANCIAL INFORMATION

     ITEM 1 Financial Statements                                               3

          Consolidated Balance Sheet at
               September 30, 2003                                              3

          Consolidated Statements of Operations for the three
               months ended September 30, 2003
               and 2002                                                        4

          Consolidated Statements of Cash Flows for the three
               months ended September 30, 2003 and 2002                        5

          Notes to Consolidated Financial Statements                           6

     ITEM 2 Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                7


     ITEM 3 Disclosure Controls and Procedures                                 9


PART II OTHER INFORMATION

     ITEM 1 Legal Proceedings                                                  9


     ITEM 2 Changes in Securities                                             10


     ITEM 6 Exhibits and Reports on Form 8-K                                  10

          (a)  Exhibits

          (b)  Reports on Form 8-K

SIGNATURES                                                                    10

                          Part 1 Financial Information


ITEM 1 Financial Statements

                                 HYPERDYNAMICS CORPORATION
                                 Consolidated Balance Sheet
                                     September 30, 2003


Assets
Current Assets
  Cash                                                                      $       10,119
  Restricted certificate of deposit                                                 85,251
  Inventory                                                                          7,153
  Other current assets                                                               1,410
                                                                            ---------------
      Total Current Assets                                                         103,933
Property and Equipment, net of accumulated depreciation of $161,035                 81,964
Other Assets
  Unproved Oil and Gas Properties, using Full Cost Method of Accounting          1,240,508
  Restricted certificate of deposit                                                196,335
  Deposits                                                                          23,432
                                                                            ---------------
       TOTAL ASSETS                                                         $    1,646,172
                                                                            ===============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
  Current portion of capital leases                                         $       19,702
  Accounts payable and accrued expenses                                            807,465
  Accounts payable seismic data                                                    650,000
  Customer deposits                                                                  3,264
  Dividends payable                                                                294,619
  Dividends payable to related party                                                81,750
                                                                            ---------------
       Total Current Liabilities                                                 1,856,800
Long-term portion of capital leases                                                 27,664
Convertible notes payable to officer, net of $215,500 unamortized discount          28,484
Deferred rent                                                                      134,300
Mandatorily redeemable preferred stock, net of $23,188 unamortized
  offering costs and $185,500 unamortized discount                                 188,813
                                                                            ---------------
       TOTAL LIABILITIES                                                         2,236,061
                                                                            ---------------
Commitments and Contingencies
Stockholders' Deficit
Convertible preferred stock, par value $0.001; stated value $1,000;
  20,000,000 shares authorized;
  Series A -1,945 shares issued and outstanding                                          2
  Series B -2,725 shares issued and outstanding                                          3
Common stock, par value $0.001; 50,000,000 shares authorized; 27,652,424
  shares issued and outstanding.                                                    27,653
Additional paid-in capital                                                      16,469,477
Accumulated deficit                                                            (17,087,024)
                                                                            ---------------
Total Stockholders' Deficit                                                       (589,889)
                                                                            ---------------
       TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                          $    1,646,172
                                                                            ===============

                            HYPERDYNAMICS CORPORATION
                      Consolidated Statements of Operations
                 Three Months Ended September 30, 2003 and 2002



                                              2003          2002
                                          ------------  ------------
Revenues                                                $   131,755

Operating Expenses
  Cost of revenues                                          112,667
  Selling                                 $    10,030         3,273
  General and administration                4,459,755       244,445
  Depreciation and amortization                 9,932        47,986
  (Gain) on sale of assets                                   (7,514)
                                          ------------  ------------
    Total Operating Expenses                4,479,717       400,857
                                          ------------  ------------
        LOSS FROM OPERATIONS               (4,479,717)     (269,102)
Other Income (Expense)
  Other income                                  1,445
  Interest expense                            (41,157)       (6,590)
  Interest income                                 709         1,445
                                          ------------  ------------
NET LOSS                                   (4,518,720)     (274,247)
Preferred dividend requirement                (46,695)      (46,855)
                                          ------------  ------------
NET LOSS CHARGEABLE TO COMMON
  SHAREHOLDERS                            $(4,565,415)  $  (321,102)
                                          ============  ============

Basic and diluted loss per common share   $     (0.17)  $     (0.02)
Weighted average shares outstanding        27,641,812    21,093,248

                            HYPERDYNAMICS CORPORATION
                      Consolidated Statements of Cash Flows
                 Three Months Ended September 30, 2003 and 2002


                                                           2003         2002
                                                       ------------  ----------

Cash flows from operating activities
   Net loss                                            $(4,518,720)  $(274,247)
Adjustments to reconcile net loss to cash
   provided by (used in) operating activities:
      Depreciation and amortization                          9,932      47,986
      Stock issued for services                                          2,800
      Options and warrants expense                       4,214,030
      Beneficial conversion purchase feature
        associated with convertible notes payable to
        officers                                             9,495
      (Gain) on disposition of assets                                   (7,514)
      Accretion of interest and amortization of
        offering costs of mandatorily redeemable
        preferred stock                                     29,812
      Bad debt expense                                       7,042       4,000
 Changes in assets and liabilities:
      Accounts receivable                                      130     (33,299)
      Inventory                                             (1,160)     (1,629)
      Other current assets                                  (1,009)     (1,445)
      Accounts payable and accrued expenses                303,141      93,401
      Accrued officer salaries                                          66,541
      Customer deposits                                                (17,107)
      Change in deferred rent                                2,394       2,394
                                                       ------------  ----------
Net cash provided by (used in) operating activities         55,087    (118,119)
                                                       ------------  ----------
Cash flows from investing activities
   Proceeds from sale of assets                                         39,356
   Investment in unproved property                        (343,671)
   Purchases of property and equipment                      (3,223)     (7,888)
                                                       ------------  ----------
Net cash provided by (used in) investing activities       (346,894)     31,468)
                                                       ------------  ----------
Cash flows from financing activities
   Proceeds from sale of units consisting of warrants
     in Hyperdynamics and preferred stock in
     subsidiary, net of $14,500 offering cost              130,500
   Payments on installment debt                             (4,591)     (4,763)
   Proceeds from short-term debt                                        42,080
   Proceeds from sale of common stock                                   24,375
                                                       ------------  ----------
Net cash provided by financing activities                  125,909      61,692
                                                       ------------  ----------
Net Change in Cash                                        (165,898)    (24,959)
Cash at beginning of period                                176,017      29,015
                                                       ------------  ----------
Cash at end of period                                  $    10,119   $   4,056
                                                       ============  ==========
Non-cash transactions
   Issuance of common stock for accounts payable       $    35,000   $  35,170

                            HYPERDYNAMICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

     The unaudited consolidated financial statements of Hyperdynamics Corporation ("Hyperdynamics") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in Hyperdynamics' latest Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosures contained in the audited consolidated financial statements for the most recent fiscal year, 2003, as reported in the Form 10-KSB, have been omitted.

     Hyperdynamics accounts for stock options issued to employees under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. As required by FIN 44, Hyperdynamics recorded expense of $4,178,000. This was the intrinsic value of warrants issued to our officers that were deemed to be variable when they were repriced in August of 2002. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                             Quarter Ended September 30,
                                                2003             2002
                                          ----------------  ---------------

     Net loss chargeable to common
       stockholders, as reported          $    (4,565,415)  $     (321,103)
     Add: intrinsic value of employee
       options included in net loss
       chargeable to common stockholders        4,178,000
     Deduct: Total stock-based employee
       compensation expense determined
       under fair value based method for
       all awards, net of related tax
       effects                                     (6,349)         (59,318)
                                          ----------------  ---------------
     Pro forma net loss                   $      (393,764)  $     (380,421)
                                          ================  ===============

     Loss per share, basic and diluted:
       As reported                        $          (.17)  $         (.02)
                                          ================  ===============
       Pro forma                          $          (.01)  $         (.02)
                                          ================  ===============


2.   Mandatorily Redeemable Preferred Stock

     During the quarter ended September 30, 2003, Hyperdynamics sold an additional 1.45 units of mandatorily redeemable preferred stock for $145,000. The proceeds were allocated $43,597 to warrants to purchase 72,500 shares of Hyperdynamics at $.25 per share that expire on December 31, 2008 and $101,403 to mandatorily redeemable preferred stock. Costs of the offering were $14,500. Thus, there are a total of 2.65 units of mandatorily redeemable preferred stock outstanding. The stock will be redeemable for $150,000 per unit, or $397,500, on July 1, 2005, at the option of the holder. Hyperdynamics recorded amortization of the offering costs of $3,313 and accretion of interest of $26,500 during the quarter ended September 30, 2003.

3.   Common Stock

     During the first quarter 2003, 30,000 shares were issued and 9,083 were cancelled in association with the payment of $35,000 in accounts payable.

4.   Subsequent Events

     As of October 31, 2003, investors had purchased 970,079 shares of Hyperdynamics common stock for $639,700 pursuant to private subscription agreements. Offering costs were $63,970, resulting in net proceeds of $575,730. Additionally, Hyperdynamics' officers converted their convertible notes payable, which at that time totaled $268,056 in principal and interest, at a price of $.168. This resulted in the issuance of 1,595,573 shares. Hyperdynamics has not released the shares that were issued in our officers' names pursuant to the notes payable, and the shares will continue to be restricted until we have raised at least $2,250,000.

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

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Our revenues decreased from $131,755 in the quarter ended September 30, 2003 to $0 in the quarter ended September 30, 2003. During the quarter ended September 30, 2003, we focused on the acquisition of seismic data for our Guinea concession, which builds our investment in unproved properties but does not add to our immediate revenues. Cost of revenue decreased from $112,667 in the quarter ended September 30, 2002 to $ 0 in the quarter ended September 30, 2003. The cost of sales in 2002 reflected an allocation of rent and utilities on our facility and salary for our remaining operational personnel that we classified as general and administrative in the current period due to the current lack of transcription revenue.

Our selling, general, and administrative expenses increased 1700%, from $247,718 during the quarter ended September 30, 2002 to $4,469,785 during the quarter ended September 30, 2003. The main reason for this difference is the $4,178,000 charge to expense attributable to the intrinsic value at the balance sheet date of variable warrants issued to our officers and directors. This charge is required by FIN 44. The balance of the selling, general, and administrative expense incurred in the quarter ended September 30, 2003 is $291,785.

Our depreciation expense decreased 79% from $47,986 in the quarter ended September 30, 2002 to $9,932 in the quarter ended September 30, 2003. Additionally, our interest expense increased 525% from $6,590 in the quarter ended September 30, 2002 to $41,157 in the quarter ended September 30, 2003.

Based on the factors discussed above, net loss chargeable to common shareholders increased $4,244,313, or 1322% from $(321,102) in 2002 to $(4,565,415) in 2003.

Liquidity and Capital Resources

At September 30, 2003 our current ratio of current assets to current liabilities
was 0.06 to 1. This compares to 0.15 to 1 for 2002.   It remains management's
priority to achieve cash flow from operations as quickly as possible. It is critical as discussed hereunder that we obtain additional working capital so that we can continue to meet current cash obligations while we continue to improve cash flow from operations. The "Net cash used for operating activities" was increased from ($118,119) in 2002 to $55,087 for the quarter in 2003. This reflects a significant improvement. It is important to note as well that deeper analysis of the current ratio reveals several current obligations that while they reduce the current ratio, there is no requirement to use cash to satisfy the obligation. These items include Accounts payable seismic data, on which payment may be deferred until there are sales of the data, Dividends payable, and Dividends payable to related party. Adjusting these amounts not requiring cash would calculate an adjusted current ratio of 0.13 to 1.

We have been operating with a cash deficit this entire last year. We have taken steps to minimize cash requirements as our payroll staff is cut currently to five employees including SCS and we plan to hire consultants as we need to and add employees as our cash flow based business picks up as expected. We have successfully minimized our overhead in this respect and expect to make significant progress in reducing and ultimately eradicating our negative cash flow from operations in the coming months. This process has slowed somewhat however as our focus has shifted towards building our oil and gas concession asset.

As a public company, the health of our market is paramount to be able to raise critical capital to continue enhancing our major oil and gas asset. Our primary source for obtaining this critical capital has been through our ability to place private investments with accredited investors, for restricted stock from several of our significant long-term shareholders and also from some exercises of warrants and options previously outstanding. Since the end of this quarter we have raised $639,700 as proceeds from sale of restricted common stock. With the significant work requirements for SCS to accomplish additional seismic acquisition, processing, and analysis going forward, we have implemented new financing strategies involving private sales of restricted securities as we have done in the past and other private financing.

The financial statements in our Annual Report reflected uncertainties regarding our ability to continue as a going concern based upon our significant retained deficit and recurring losses. This uncertainty still exists. Should no additional capital be raised we could possibly not have the necessary resources to continue as a viable company. If we are able to obtain additional debt or equity financing, we will be able to generate the necessary funds to operate at a minimum requirement level. Then we can focus on raising additional capital, either through new structures of private or public equity financing to fund 3D seismic and other work necessary to prepare for working interest sales and drilling as early as next year. As we have relatively low overhead for the industry we are in, the lion's share of all funds raised are going to improve our drilling prospects, management believes that all the additional capital funds raised will substantially enhance our asset value in our oil and gas concession, thus greatly enhancing shareholder value.

We also still have significant potential for new service contracts that give us that opportunity to also improve cash flow and earn a profit on future service revenues from our NuData services. With the strategy to continue our efforts to close NuData service contracts and to successfully structure profitable acquisitions, management feels we can significantly improve our cash position in the coming periods while providing additional support to our exploration team to help with our substantial exploration tasks on our 16 million acre concession.

We could obtain additional capital also upon the exercise of previously issued in the money outstanding warrants and options for common stock.

We have capital lease obligations of $47,367 financing certain electrical equipment in our data center. We also have a contingent $350,000 note payable that is only payable with 25% of the profits of SCS Corporation. We have the right to pay this note off using common stock. We do not plan on using significant debt financing except for the possibility of financing income-producing assets in the future.

Finally, we originally purchased a CD in the amount of $436,300, which secured the lease at Westwood with a Letter of Credit arrangement. At the beginning of the quarter, this CD and letter of credit was $283,595 of which $87,260 ($436,300 x 20%) was due to be released to us on November 1, 2003. These funds were received on November 3, 2003 and the new CD and letter of credit is now $196,335. $130,890 ($436,300 x 30%) will be due to be released on November 1, 2004. Thereafter, $65,445 on November 1, 2005.

For these reasons above, management believes that very soon we can solve our historical cash flow problems and at the same time greatly enhance shareholder value through continuing to upgrade our primary oil and gas asset. This is the current primary objective for us to accomplish at this time.


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

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-14(b) or Rule 15d-14(b) that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


                            PART II OTHER INFORMATION


ITEM 1    Legal Proceedings

On November 3, 2003, we filed counter claims against the Plaintiff in the suit filed against us in

September 2003, styled AT & T Corporation, Teleport Communications Group, Inc. and Teleport Communications Houston, Inc., Both Wholly Owned Subsidiaries of AT & T Corporation vs. Hyperdynamics Corporation; Civil Action No. H-03-3369; In the United States District Court for the Southern District of Texas, Houston Division.

In the counter claims we assert affirmative defenses of fraud, fraudulent inducement, breach of contract, failure/lack of consideration, and offset and are vigorously pursuing damages.


ITEM 2    Changes in Securities

During the quarter ended September 30, 2003, we have effected the following transactions in reliance upon exemptions from registration under the Securities Act of 1933 as amended (the "Act") as provided in Section 4(2) thereof. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Act and setting forth the restrictions on the transferability and the sale of the securities. No underwriter participated in, nor did we pay any commissions or fees to any underwriter in connection with any of these transactions. None of the transactions involved a public offering. We believe that each person had knowledge and experience in financial and business matters, which allowed them to evaluate the merits and risks of our securities. We believe that each person was knowledgeable about our operations and financial condition.

During December 2002, we issued warrants to purchase 250,000 shares of common stock at .55 per share to an investor. The warrants expire in December 2004. This was a private placement made in reliance on Section 4(2) of the Act.

During July 2003, three investors purchased 1-9/20 units consisting of 1-9/20 shares of SCS Corporation's (our wholly owned subsidiary) Series A Preferred Stock and warrants to purchase 72,500 shares of Hyperdynamics common stock at $.25 per share for $165,000. This was a private placement made in reliance on
Section 4(2) of the Act.

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

Dated: November 18, 2003