Form 10QSB
period 2003-12-31
HYPERDYNAMICS CORP
filed 2004-02-23
CIK 937136

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934: For the quarterly period ended: December 31, 2003
                                                           ------------------

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
          (Address of principal executive offices, including zip code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                        ---    ---
                      APPLICABLE ONLY TO CORPORATE ISSUERS
As of January 31, 2004, 31,767,991 shares of common stock, $0.001 par value, were outstanding. Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                Table of Contents


       Part I  Financial Information

         Item 1  Financial Statements                                        3

              Consolidated Balance Sheet at
                 December 31, 2003                                           3

              Consolidated Statements of Operations for the three
                 and six months ended December 31, 2003
                 and 2002 (restated)                                         4

              Consolidated Statements of Cash Flows for the six
                 months ended December 31, 2003 and 2002
                 (restated)                                                  5

              Notes to Consolidated Financial Statements                     7

         Item 2  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                         8

         Item 3  Disclosure Controls and Procedures                         10

      Part II  Other Information

         Item 1  Legal Proceedings                                          11

         Item 2  Changes in Securities                                      11

         Item 6  Exhibits and Reports on Form 8-K                           11

             (a)  Exhibits

             (b)  Reports on Form 8-K

         Signatures                                                         12

                        Part 1     Financial Information

Item 1   Financial Statements

                                     HYPERDYNAMICS CORPORATION
                                     Consolidated Balance Sheet
                                      As of December 31, 2003


ASSETS
Current Assets
  Cash                                                                             $       221,864
  Restricted certificate of deposit                                                         86,120
  Accounts receivable, net of allowance for doubtful accounts of $24,742                    16,352
  Inventory                                                                                  7,153
  Stock subscription receivable                                                            105,000
  Other current assets                                                                       1,671
                                                                                   ----------------
Total Current Assets                                                                       438,160

Property and Equipment, net of accumulated depreciation of $170,410                         75,465
Other Assets
  Restricted certificate of deposit                                                        109,075
  Unproved Oil and Gas properties, using Full Cost Method of Accounting                  2,752,563
  Deposits                                                                                  23,432
                                                                                   ----------------
Total other assets                                                                       2,885,070
                                                                                   ----------------
         TOTAL ASSETS                                                              $     3,398,695
                                                                                   ================

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Current portion of capital leases                                                  $        20,265
Accounts payable and accrued expenses                                                    1,555,667
Accrued expense for issuable options                                                       159,375
Accounts payable seismic data                                                              650,000
Customer deposits                                                                            3,264
Short-term note payable                                                                     44,000
Dividends payable                                                                          314,064
Dividends payable to related party                                                         109,000
                                                                                   ----------------
Total Current Liabilities                                                                2,855,635
                                                                                   ----------------
Long-term portion of capital leases                                                         22,381
Mandatorily redeemable preferred stock, net of $38,625 unamortized offering costs
  and $309,000 unamortized discount                                                        424,875
Deferred Rent                                                                              136,694
                                                                                   ----------------
          TOTAL LIABILITIES                                                              3,439,585
                                                                                   ----------------
Commitments and contingencies
Stockholders' Deficit
  Preferred stock, par value $0.001; 20,000,000 shares authorized
  Series A - 1,945 shares issued and outstanding                                                 2
  Series B - 2,725 shares issued and outstanding                                                 3
  Common stock, $.001 par value, 250,000,000 shares authorized,
    30,576,451 shares issued and outstanding                                                30,576
  Additional paid-in capital                                                            11,866,642
  Accumulated deficit                                                                  (11,938,113)
                                                                                   ----------------
Total stockholders' deficit                                                         (       40,890)
                                                                                   ----------------
          Total Liabilities and Stockholders' Deficit                              $     3,398,695
                                                                                   ================

                                      HYPERDYNAMICS CORPORATION
                                Consolidated Statements of Operations
                  3 Months and 6 Months ended December 31, 2003 and 2002 (Restated)


                                                    3 Months ended                 6 Months ended
                                           2003             2002            2003           2002
                                                         (Restated)                     (Restated)
                                      --------------------------------------------------------------
Revenues                              $       24,027   $     204,777   $      24,027   $    336,532

Operating Expenses
  Cost of revenues                            49,714         117,204          49,714        236,862
  Selling                                      9,701          17,549          19,731         20,822
  General and administration                 276,334         305,335         624,519        653,350
  Depreciation and amortization                9,375          47,982          19,307         95,968
  (Gain) on sale of assets                                                               (    7,514)
                                      ---------------  --------------  --------------  -------------
Total Operating Expenses                     345,124         488,070         713,271        999,488
                                      ---------------  --------------  --------------  -------------
    LOSS FROM OPERATIONS                 (   321,097)     (  283,293)    (   689,244)    (  662,956)
Other Income (Expense)
  Other income (expense)                 (     1,275)                            170
  Interest income                                215           1,417             924          2,862
  Interest expense                       (   325,394)     (    8,623)    (   366,551)    (   15,213)
                                      ---------------  --------------  --------------  -------------
NET LOSS                                 (   647,551)     (  290,499)    ( 1,054,701)    (  675,307)
Preferred dividend requirement           (    46,694)     (   46,854)    (    93,389)    (   93,709)
                                      ---------------  --------------  --------------  -------------
Net loss chargeable to common         $  (   694,245)  $  (  337,353)  $ ( 1,148,090)  $ (  769,016)
  shareholders
                                      ===============  ==============  ==============  =============

Basic and diluted loss per common     $         (.02)  $        (.02)  $        (.04)  $       (.04)
  share
Weighted average shares outstanding       28,351,267      21,345,889      27,996,540     21,215,945

                                            HYPERDYNAMICS CORPORATION
                                      Consolidated Statements of Cash Flows
                              6 Months Ended December 31, 2003 and 2002 (Restated)


                                                             2003         2002 (Restated)
                                                      -----------------  ----------------
Cash flows from operating activities
  Net loss                                            $   (  1,054,701)  $    (  675,307)
  Adjustments to reconcile net loss to cash used by
  Depreciation and amortization                                 19,307            95,968
  Gain on sale of assets                                                      (    7,514)
  Options and warrants expense                                 168,890           219,003
  Stock issued for services                                                       27,800
  Accretion of interest and amortization of offering
    costs of mandatorily redeemable preferred stock            115,875
  Beneficial conversion feature associated with
    convertible notes payable to officers                      249,066
  Bad debt expense                                               8,071             4,678
  Changes in:
   Accounts receivable                                    (     17,068)       (  117,091)
   Inventory                                              (      1,160)       (    6,721)
   Other current assets                                   (      1,270)       (    1,092)
   Accrued salary payable to officers                                             92,630
   Deposits from customers                                (        184)       (      375)
   Change in deferred rent                                       4,788             4,788
   Accounts payable and accrued expenses                       399,552           223,950
                                                      -----------------  ----------------
Net cash used in operating activities                     (    108,834)       (  139,283)
                                                      -----------------  ----------------
Cash flows from investing activities
  Decrease in restricted cash                                   86,392            80,715
  Investment in unproved property                         (  1,044,559)       (   67,853)
  Proceeds from sale of equipment                                                 39,356
  Purchase of equipment                                         (6,100)       (   35,267)
                                                      -----------------  ----------------
Net cash provided by (used in) investing activities       (    964,267)           16,951
                                                      -----------------  ----------------
Cash flows from financing activities
  Stock subscription receivable                           (    105,000)
  Proceeds of short-term note payable                           44,000
  Payments on installment debt                            (      9,311)       (    9,662)
  Proceeds from sale of units consisting of warrants
    in Hyperdynamics and preferred stock in
    subsidiary, net of $39,500 offering cost                   355,500
  Proceeds from sale of common stock and warrants,
    net of $92,640 offering cost                               833,759           116,640
                                                      -----------------  ----------------
Net cash provided by financing activities                    1,118,948           106,978
                                                      -----------------  ----------------
Net increase (decrease) in cash                                 45,847        (   15,354)
Cash at beginning of period                                    176,017            29,015
                                                      -----------------  ----------------
Cash at end of period                                 $        221,864   $        13,661
                                                      =================  ================

                            HYPERDYNAMICS CORPORATION
                      Consolidated Statements of Cash Flows
        6 Months Ended December 31, 2003 and 2002 (Restated) (Continued)


Non-cash transactions

  Issuance of common stock for accounts payable          $ 35,000        $35,170
  Conversion of notes payable to common stock             268,056
  Geological and geophysical work performed on unproved
    oil and gas properties paid with stock options        159,375
  Acquisition and interpretation of seismic data
    for accounts payable                                  651,792

                            HYPERDYNAMICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

1.   Basis of Presentation

The unaudited consolidated financial statements of Hyperdynamics Corporation ("Hyperdynamics") have been prepared in accordance with accounting principles generally accepted in the United States and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in Hyperdynamics' latest Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year 2003 as reported in the Form 10-KSB, have been omitted.

Prior to the quarter ended December 31, 2003, Hyperdynamics accounted for stock options issued to employees under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Effective October 1, 2003, Hyperdynamics adopted the fair value recognition provisions of FASB statement 123, Accounting for Stock-Based Compensation. All prior periods presented have been restated to reflect the compensation cost that would have been recognized had the provisions of Statement 123 been applied to all awards granted to employees after January 1, 1995. We recorded $$108,443 and $219,003 of stock-based employee compensation costs for the three and six months ended December 31, 2002, respectively, and $4,178,000 for the three months ended September 30, 2003 because certain warrants were accounted for as variable awards beginning in the first quarter of fiscal year ended June 30, 2002 as required by FIN 44. These amounts have been restated to $183,600 for the three and six months ended December 31, 2002 and $66,430 for the three months ended September 30, 2003.


2.   Short-term Note Payable

Hyperdynamics received $44,000 on December 4, 2003, pursuant to a promissory note payable, due on or before January 4, 2004. The note had no stated interest rate. On January 14, 2004, the note holder converted the amount due, $44,000, to 73,333 shares of Hyperdynamics common stock.


3.   Mandatorily Redeemable Preferred Stock

During the six months ended December 31, 2003, Hyperdynamics sold an additional
3.95 units of mandatorily redeemable preferred stock for net proceeds of $395,500. The proceeds were allocated $118,597 to warrants to purchase 147,500 shares of Hyperdynamics at $.25 per share that expire on December 31, 2008 and $276,903 to mandatorily redeemable preferred stock. Costs of the offering were $39,500. There are a total of 5.15 units of mandatorily redeemable preferred stock outstanding. The stock will be redeemable for $150,000 per unit, or $772,500, on July 1, 2005, at the option of the holder. Hyperdynamics recorded amortization of the offering costs of $12,875 and accretion of interest of $103,000 during the six months ended December 31, 2003.


4.   Stock Issuances

During the six months ended December 31, 2003, Hyperdynamics issued 20,917 shares of common stock for accounts payable of $35,000. Additionally, private investors purchased 1,328,454 shares of common stock and 360,253 warrants with an exercise price of $2.00 per share, expiring in second quarter 2006, for $926,400. Offering costs were $92,640, resulting in net proceeds of $833,760. Hyperdynamics' officers converted their convertible notes payable during the quarter ended December 31, 2003, which at that time totaled $268,056 in principal and interest, at a price of $.168. This resulted in the issuance of 1,595,573 shares. Hyperdynamics delivered 1,227,764 shares issued pursuant to the notes payable on December 31, 2003 and 367,809 shares, the balance of the shares issued pursuant to the notes payable, on January 14, 2004.

5.   Subsequent Events

On January 14, 2004, Hyperdynamics entered a service agreement with Seacon, Inc. under which Seacon, Inc. would provide geophysical and geological services relating to the Guinea concession through June 30, 2005. The contract provides for payment of 252,500 options to purchase Hyperdynamics common stock at $.01 per share, expiring one year from the date of vesting. 93,750 options vested upon the execution of the contract and related to services performed during the six months ended December 31, 2003. The cost related to those options, $159,375, was accrued as of December 31, 2003. The remaining 158,750 options vest 31,250 quarterly beginning on March 31, 2004.

During January and February 2004, subscriptions receivable of $105,000 were collected and an additional 1,191,540 shares of common stock were sold for $761,174. In conjunction with some of these stock purchases, 181,250 warrants to purchase common stock at $2 per share, expiring three years from the date of issuance, were issued.


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

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

During the quarter we successfully completed the minimum work requirements for our contractual obligations regarding our oil and gas concession in West Africa by completing the acquisition of an additional 4,000 kilometers of 2D seismic data. This was a major milestone for us to accomplish.

Our revenues decreased 93% from $336,532 in the six months ended December 31, 2002 to $24,027 in the six months ended December 31, 2003. This is attributable to a significant amount of seismic data processing work during the six months ended December 31, 2002; during this year, we have focused on the acquisition of seismic data for our concession in Guinea and revenues have been minimal as we have focused on building our asset versus generating revenues currently. Cost of revenues decreased 80% from $236,862 in the six months ended December 31, 2002 to $49,714 in the six months ended December 31, 2003. Several factors contributed to this decline: the primary reason was the decline in revenue; payroll in fiscal 2003 was higher than the payroll in fiscal 2004; fiscal 2003 cost of sales includes an allocation of rent and utilities of $74,970; and the rent and utilities were included in selling, general and administrative expenses in fiscal 2004.

Our selling, general, and administrative expenses decreased 4%, going from $674,172 during the six months ended December 31, 2002 to $644,250 during the six months ended December 31, 2003. Significant changes in the following line items cancelled one another out, thus resulting in the slight decrease in selling, general, and administrative expenses: consulting expenses decreased from $313,218 to $153,099, rent and utilities expense of $83,565 that previously would have been allocated to cost of revenues was included in selling, general, and administrative because the facility was not being used for the seismic transcription business this year, and general expenses were approximately $90,000 higher this year than last year.

Effective October 1, 2003, Hyperdynamics adopted the fair value recognition provisions of FASB statement 123, Accounting for Stock-Based Compensation, for stock-based compensation. We adopted FASB Statement 123 using the retroactive restatement method as described in SFAS 148, Accounting for Stock-Based Compensation - Transition and Disclosure. In accordance with that statement, we have retroactively restated all periods presented so that stock option expense is recorded in accordance with SFAS 123. Consequently, amounts previously marked to market of $6,325,000 during quarters ended September 30, 2002 through September 30, 2003 in accordance with APB 25 and related interpretations have been restated, and these financial statements reflect instead the fair value of the options earned during these periods, $481,842.

Depreciation and amortization expense was significantly lower in the six months ended December 31, 2003: it decreased 78%, from $95,968 to $19,307. The decrease derives from the decrease in depreciable assets that occurred when we incurred an impairment loss on our ITC facility in the quarter ended June 30, 2003. Interest expense increased 2309% from $15,213 in the six months ended December 31, 2002 to $366,551 in the six months ended December 31, 2003. The interest expense consists mainly of approximately $250,000 attributable to the Notes Payable, due December 31, 2007, which were converted during the quarter ended December 31, 2003, and approximately $115,000 attributable to accretion of interest on the mandatorily redeemable preferred stock.

Based on the factors discussed above, net loss chargeable to common shareholders increased $379,074, or 49% from $(769,016) in 2002 to $(1,148,090) in 2003.


Liquidity and Capital Resources

At December 31, 2003 our current ratio of current assets to current liabilities was 0.15 to 1. This compares to .19 to 1 for 2002. However, it is important to note that deeper analysis of the current ratio reveals several current obligations that while they reduce the current ratio, there are no requirements to use cash to satisfy the underlying obligations. These items include accrued salary payable to officers, deposits, short-term notes payable, accrued expense for issuable options and dividends payable. Also accounts payable includes $134,552 that is currently in dispute in litigation and $115,885 that is contingently payable based on contract for work performed to date.

The current ratio of less than 1 results from funding of cash deficits, which resulted from operating losses during the year. It remains management's priority to achieve positive cash flow from operations as quickly as possible. It is necessary as discussed hereunder that we obtain additional capital to fund our primary exploration work. As exploration operations continue on our oil and gas asset, we continue to gather evidence to help support our financing activities. We also expect to be in a position this year to generate revenues from data sales and possible working interest sales to oil company partners. This could have a dramatic effect on cash flow from operations. Therefore, the priority focus remains to perform the exploration work in gathering the evidence for commercially viable hydrocarbons and working to packaging a deal to start drilling operations as soon as practical. We have been and remain successful in raising the capital to support these exploration activities as discussed below.

As a public company, the health of our market is paramount to be able to raise critical capital to continue enhancing our major oil and gas asset. Our market trend has seen an increasing average volume in active trading with a slowly appreciating price in the last several months. Our primary source for obtaining this critical capital has been through our ability to place private investments with accredited investors, for restricted stock from several of our significant long-term shareholders and also from some exercises of warrants and options previously outstanding. In order to fund the required exploration work which began in September 2003 and was completed in November 2003, during the quarter ended December 31, 2003, the company raised $1,036,260 in net proceeds on private transactions involving the Company's restricted common stock. As of February 10, 2004 we have raised an additional $770,557 in net proceeds during the current quarter to end on March 31, 2004. We plan to continue this program of private financing from accredited investors to fund current exploration work and prepare for additional seismic and analysis work in continuance of our high-grade program in preparation for establishing a drilling program later this year.

The financial statements in our Annual Report reflected uncertainties regarding our ability to continue as a going concern based upon our significant stockholders deficit and recurring losses. Our stockholders deficit improved from ($589,889) at September 30, 2003 to ($40,890) for December 31, 2003.
Management is working on several reclassification projects and settlements of disputes ongoing that carry accrued balances of amounts we do not intend to pay for various legal expenses or negotiating to issue stock for business reasons. For example, SCS paid a liability that it had on the books subsequent to the balance sheet date by issuing stock in full payment. This has resulted in shifting a liability to equity. Our stockholders deficit is improving and we are continuing to help it along by also minimizing our loss and keeping our expenses and overhead low. However, the uncertainty still exists. Also, we have successfully accomplished the minimum work requirement this quarter as discussed above that is a major achievement for us. Should no additional capital be raised it is possible that we would not have the necessary resources to continue as a viable company. If we are able to obtain additional debt or equity financing, we will be able to continue to develop our oil and gas asset and position ourselves for generating revenues in various ways as well as working to begin drilling plans. Management believes that all the additional capital funds raised will substantially enhance our asset value in our oil and gas concession, thus greatly enhancing shareholder value and making it much easier to continue raising the necessary capital to move forward.

We also still have significant potential for new service contracts that give us that opportunity to also improve cash flow and earn a profit on future service revenues from our NuData services. With the strategy to continue our efforts to close NuData service contracts and to successfully structure profitable acquisitions, management feels we can significantly improve our cash position in the coming periods while providing additional support to our exploration team to help with our substantial exploration tasks on our concession.

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

For these reasons above, management believes that very soon we can solve our historical cash flow problems and at the same time continue to greatly enhance shareholder value through continuing to upgrade our primary oil and gas asset. As the reprocessing contract being performed by Spectrum is in process, management is ready upon receipt of the reprocessed new 4,000 kilometers of data to perform a detailed interpretation of the data which we believe will lead us to pinpointing significant prospects to plan additional 3D seismic which could lead us to discovery of significant oil and gas reserves.


Item 3   Disclosure controls and procedures

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

During December 2003, an investor purchased 2-1/2 units consisting of 2-1/2 shares of SCS Corporation's (our wholly owned subsidiary) Series A Preferred Stock and warrants to purchase 125,000 shares of Hyperdynamics common stock at $.25 per share for $250,000. This was a private placement made in reliance on
Section 4(2) of the Act.

During October, November, and December 2003, 22 investors purchased 1,328,454 shares of Hyperdynamics common stock and warrants to purchase 391,503 shares of Hyperdynamics common stock with a strike price of $2.00 per share, expiring three years from the date of issue, for $926,400. This was a private placement made in reliance of Section 4(2) of the Act.

In December 2003, Hyperdynamics delivered 1,227,764 shares to two of Hyperdynamics' officer/directors pursuant to the terms and conditions of the conversion option of Convertible Notes Payable, due December 31, 2007. This was a private placement made in reliance of Section 4(2) of the Act.


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

                                                              By: /s/ Kent Watts
                                                            --------------------

                                              Kent Watts, Chairman of the Board,
                           Chief Executive Officer, and Chief Accounting Officer

Dated:  February  23,  2004