Form 10QSB
period 2004-03-31
HYPERDYNAMICS CORP
filed 2004-05-24
CIK 937136

FORM 10-QSB

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934: For the quarterly period ended: March 31, 2004
                                                  --------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS
As of May 5, 2004, 41,113,375 shares of common stock, $0.001 par value, were outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                Table of Contents

Part I     Financial Information


    Item 1     Financial Statements                                 3

      Consolidated Balance Sheet at
               March 31, 2004

        Consolidated Statements of Operations for the three
               and nine months ended March 31, 2004
               and 2003 (restated)                                  4

        Consolidated Statements of Cash Flows for the nine
               months ended March 31, 2004 and 2003
               (restated)                                           5

        Notes to Consolidated Financial Statements                  7


    Item 2     Management's Discussion and Analysis of Financial
               Condition and Results of Operations                  8


    Item 3     Disclosure Controls and Procedures                  10


Part II     Other Information


    Item 1     Legal Proceedings                                   11


    Item 2     Changes in Securities                               11


    Item 5     Other Information                                   11


    Item 6     Exhibits and Reports on Form 8-K                    11

        (a)    Exhibits

        (b)    Reports on Form 8-K


    Signatures                                                     12

                      Part 1     Financial Information


Item 1    Financial Statements

                                   HYPERDYNAMICS CORPORATION
                                   Consolidated Balance Sheet
                                         March 31, 2004

ASSETS
Current Assets
  Cash                                                                             $  3,810,166
  Restricted certificate of deposit                                                     129,750
  Accounts receivable, net of allowance for doubtful accounts of $38,041                  3,053
  Inventory                                                                               2,580
  Stock subscription receivable                                                         410,000
  Other current assets                                                                    2,163
                                                                                   ------------
Total Current Assets                                                                  4,357,712

Property and Equipment, net of accumulated depreciation of $181,070                      76,927
Other Assets
  Restricted certificate of deposit                                                      65,445
  Unproved Oil and Gas properties, using Full Cost Method of Accounting               3,024,610
  Deposits                                                                               23,432
                                                                                   ------------
Total other assets                                                                    3,113,487
                                                                                   ------------
         TOTAL ASSETS                                                              $  7,548,126
                                                                                   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
 Current portion of capital leases                                                 $     20,843
Accounts payable and accrued expenses                                                   913,858
Accounts payable seismic data                                                           650,000
Customer deposits                                                                         3,264
Dividends payable                                                                       333,508
Dividends payable to related party                                                      136,250
                                                                                   ------------
Total Current Liabilities                                                             2,057,723
                                                                                   ------------
Long-term portion of capital leases                                                      16,948
Mandatorily redeemable preferred stock, net of $32,187 unamortized offering costs
  and $257,500 unamortized discount                                                     482,813
Deferred Rent                                                                           139,088
                                                                                   ------------
          TOTAL LIABILITIES                                                           2,696,572
                                                                                   ------------
Commitments and contingencies
Stockholders' Equity
  Preferred stock, par value $0.001; 20,000,000 shares authorized
  Series A - 1,945 shares issued and outstanding                                              2
  Series B - 2,725 shares issued and outstanding                                              3
  Common stock, $.001 par value, 50,000,000 shares authorized,
    38,072,540 shares issued and outstanding                                             38,073
  Additional paid-in capital                                                         18,227,608
  Accumulated deficit                                                               (13,414,132
                                                                                   ------------
Total stockholders' equity                                                            4,851,554
                                                                                   ------------
          Total Liabilities and Stockholders' Equity                               $  7,548,126
                                                                                   ============

                                      HYPERDYNAMICS CORPORATION
                                Consolidated Statements of Operations
                   3 Months and 9 Months ended March  31, 2004 and 2003 (Restated)

                                             3 Months ended                  9 Months ended
                                          2004            2003            2004            2003
                                                       (Restated)                      (Restated)
                                      --------------------------------------------------------------
Revenues                                             $     111,650   $      24,027   $      448,182

Operating Expenses
  Cost of revenues                    $     42,522         111,363          92,236          370,507
  Selling                                   15,671          11,531          35,402           32,353
  General and administration             1,221,873         370,027       1,926,942        1,011,092
  Depreciation and amortization             10,660          41,227          29,967          137,195
  (Gain) on sale of assets                                                             (      7,514)
                                      -------------  --------------  --------------  ---------------
Total Operating Expenses                 1,290,726         534,148       2,084,547        1,533,633
                                      -------------  --------------  --------------  ---------------
    LOSS FROM OPERATIONS               ( 1,290,726)    (   422,498)    ( 2,060,520)    (  1,085,451)
                                      -------------  --------------  --------------  ---------------
Other Income (Expense)
  Other income (expense)                                                       170
  Interest income                            1,186           1,418           2,109            4,280
  Interest expense                     (    59,234)    (     2,989)    (   425,785)    (     18,203)
                                      -------------  --------------  --------------  ---------------
NET LOSS                               ( 1,348,774)    (   424,069)    ( 2,484,026)    (  1,099,374)

Preferred dividend requirement         (    46,375)    (    46,216)    (   140,084)    (    139,925)
                                      -------------  --------------  --------------  ---------------
Net loss chargeable to common
    shareholders                      $( 1,395,149)  $ (   470,285)  $ ( 2,624,110)  $ (  1,239,299)
                                      =============  ==============  ==============  ===============

Basic and diluted loss per common
    share                             $       (.04)  $        (.02)  $        (.09)  $         (.06)
Weighted average shares outstanding     31,636,311      23,086,907      29,209,797       21,839,599

                              HYPERDYNAMICS CORPORATION
                        Consolidated Statements of Cash Flows
                  9 Months Ended March 31, 2004 and 2003 (Restated)

                                                          2004      2003 (Restated)
                                                      ------------  ----------------
Cash flows from operating activities
  Net loss                                            $(2,484,026)  $   ( 1,099,374)
  Adjustments to reconcile net loss to cash used by
    operating activities
  Depreciation and amortization                            29,967           137,195
  Gain on sale of assets                                                (     7,514)
  Options and warrants expense                          1,220,301           327,446
  Stock issued for services                                                  27,800
  Accretion of interest and amortization of offering
    costs of mandatorily redeemable preferred stock       173,813
  Beneficial conversion feature associated with
    convertible notes payable to officers                 249,066
  Bad debt expense                                         21,371             7,470
  Changes in:
    Accounts receivable                                (   17,068)      (    10,471)
    Inventory                                               3,413       (     7,431)
    Other current assets                               (    1,762)            2,888
    Accrued salary payable to officers                                       91,687
    Deposits from customers                                  (184)      (    35,325)
    Change in deferred rent                                 7,183             7,182
    Accounts payable and accrued expenses                 364,979           380,136
                                                      ------------  ----------------
Net cash used in operating activities                  (  432,947)      (   178,311)
                                                      ------------  ----------------
Cash flows from investing activities
  Decrease in restricted cash                              86,392            80,715
  Investment in unproved property                      (1,870,723)      (    79,353)
  Proceeds from sale of equipment                                            39,356
  Purchase of equipment                                (   18,222)      (    36,790)
                                                      ------------  ----------------
Net cash provided by (used in) investing activities    (1,802,553)            3,928
                                                      ------------  ----------------
Cash flows from financing activities
  Proceeds from sale of common stock and warrants,
    net of $653,201 offering cost                       5,938,314           166,640
  Proceeds from sale of units consisting of warrants
    in Hyperdynamics and preferred stock in
    subsidiary, net of $39,500 offering cost              355,500
  Stock subscription receivable                        (  410,000)
  Proceeds of short-term note payable                      44,000
  Payment of short-term note payable                      (44,000)
  Payments on installment debt                            (14,165)      (    14,704)
                                                      ------------  ----------------
Net cash provided by financing activities               5,869,649           151,936
                                                      ------------  ----------------
Net increase (decrease) in cash                         3,634,149       (    22,447)
Cash at beginning of period                               176,017            29,015
                                                      ------------  ----------------
Cash at end of period                                 $ 3,810,166   $         6,568
                                                      ============  ================

                             HYPERDYNAMICS CORPORATION
                       Consolidated Statements of Cash Flows
           9 Months Ended March 31, 2004 and 2003 (Restated) (Continued)


Non-cash transactions
  Issuance of common stock for accounts payable                  $ 35,000  $105,720
  Conversion of notes payable to common stock                     268,056
  Geological and geophysical work performed on unproved
     oil and gas properties paid with equity based compensation   257,050

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

Prior to the quarter ended December 31, 2003, Hyperdynamics accounted for stock options issued to employees under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. We recorded $6,325,000 of stock-based employee compensation costs in previously reported results because certain warrants were accounted for as variable awards beginning in the first quarter of fiscal year ended June 30, 2002 as required by FIN 44. Effective October 1, 2003, Hyperdynamics adopted the fair value recognition provisions of FASB Statement 123, Accounting for Stock-Based Compensation. All prior periods presented have been restated to reflect the compensation cost that would have been recognized had the provisions of Statement 123 been applied to all awards granted to employees after January 1, 1995.


2.   Stock Subscription Receivable

In March 2004, Hyperdynamics sold 512,500 shares on a subscription basis to four individuals for $410,000. The $410,000 was received in April 2004.


3.   Short-term Note Payable

Hyperdynamics received $44,000 on December 4, 2003, pursuant to a promissory note payable, due on or before January 4, 2004. The note had no stated interest rate. On January 14, 2004, the note holder converted the amount due, $44,000, to 73,333 shares of Hyperdynamics common stock.


4.   Mandatorily Redeemable Preferred Stock

During the nine months ended March 31, 2004, Hyperdynamics sold 3.95 units of mandatorily redeemable preferred stock for net proceeds of $395,500. The proceeds were allocated $118,597 to warrants to purchase 147,500 shares of Hyperdynamics at $.25 per share that expire on December 31, 2008 and $276,903 to mandatorily redeemable preferred stock. Costs of the offering were $39,500. Thus, there are a total of 5.15 units of mandatorily redeemable preferred stock outstanding. The stock will be redeemable for $150,000 per unit, or $772,500, on July 1, 2005, at the option of the holder. Hyperdynamics recorded amortization of the offering costs of $19,313 and accretion of interest of $154,500 during the nine months ended March 31, 2004.


5.  Stock Issuances

During the nine months ended March 31, 2004, Hyperdynamics issued 20,917 shares of common stock for accounts payable of $35,000. Additionally, private investors purchased 8,575,543 shares of common stock and 3,503,653 warrants with an exercise price of $2.00 per share, expiring in second quarter 2006, for $6,532,014. Offering costs were $653,201, resulting in net proceeds of $5,878,813. Additionally, during the quarter ended March 31, 2004, Hyperdynamics issued 125,000 shares for services valued at $212,500 and 124,000 shares pursuant to warrants exercised for $59,500. Hyperdynamics' officers converted their convertible notes payable during the quarter ended December 31, 2003, which at that time totaled $268,056 in principal and interest, at a price of $.168. This resulted in the issuance of 1,595,573 shares. Hyperdynamics delivered 1,227,764 shares issued pursuant to the notes payable on December 31, 2003 and 367,809 shares, the balance of the shares issued pursuant to the notes payable, on January 14, 2004. On February 14, 2004, Hyperdynamics entered into a contract to pay a chief geophysicist up to 15,000 shares per quarter. $44,550 was accrued as of March 31, 2004 in conjunction with this agreement.

Additionally, during the quarter ended March 31, 2004, Hyperdynamics issued to four consultants warrants to purchase 2,000,000 shares of common stock at $.50 with an expiration date of June 30, 2007. Of the warrants issued, 600,000 were vested as of March 31, 2004, resulting in consulting expense of $984,979. Of the remaining 1,400,000 warrants, 200,000 vest quarterly for each quarter through the quarter ended December 31, 2005.


6.   Subsequent Events

In April 2004, the officers of the company exercised 3,233,333 warrants with an exercise price of $.23 per share in a cashless exercise. 257,070 shares were withheld for the exercise price and for payroll tax withholdings, resulting in a net issue of 2,976,263 shares.

In April 2004, the company purchased HYD Resources Corporation ("HYD Resources") for approximately $300,000 to be paid in Hyperdynamics Corporation common stock in four installments. Immediately prior to the acquisition, HYD Resources' sole asset was oil field equipment with a fair market value of approximately $300,000 and it had no liabilities. HYD Resources will operate as a dealer of used equipment and it will provide oil field services, such as the repair and leasing of operated equipment to oil field operators. In conjunction with the purchase of HYD Resources, Hyperdynamics entered into two employment agreements under which Hyperdynamics will pay two employees $3,500 per month. Hyperdynamics may terminate the employment agreements for cause, or if HYD Resources experiences a cumulative net loss any time after the first nine months of operation. Additionally, each of the employment agreements stipulates the payment of a bonus of up to $350,000, based upon HYD Resource Corporation's net income over the next five years, in installments of 10.25% of net income per quarter. HYD Resources is also obligated to pay up to $156,000 to one of the former HYD Resources' stockholders in installments of 4.5% of net income over the next five years. Thus there are three contingent obligations totaling $856,000, payable only if HYD Resources produces a profit, and payable under those circumstances in quarterly installments totaling 25% of HYD Resources net income.


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


Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

Our revenues decreased 95% from $448,182 in the nine months ended March 31, 2003 to $24,027 in the nine months ended March 31, 2004. This is attributable to a significant amount of seismic data processing work during the nine months ended March 31, 2003; during this year, we have focused instead on the acquisition of seismic data for our concession in Guinea and revenues have been minimal as we have focused on building our asset versus generating revenues currently. Cost of revenues decreased 75% from $370,507 in the nine months ended March 31, 2002 to $92,236 in the nine months ended March 31, 2003. Two significant factors contributed to this decline: first, the payroll in fiscal 2003 was higher than the payroll in fiscal 2004 and secondly, fiscal 2003 cost of sales includes an allocation of rent and utilities of $74,970; the rent and utilities were included in selling, general and administrative expenses in fiscal 2004.

Our selling, general, and administrative expenses increased 91%, going from $1,011,092 during the nine months ended March 31, 2003 to $1,9926,344 during the nine months ended March 31, 2003. The increase is attributable to warrants issued valued at $984,979 in the quarter ended March 31, 2004.

Effective October 1, 2003, Hyperdynamics adopted the fair value recognition provisions of FASB statement 123, Accounting for Stock-Based Compensation, for stock-based compensation. We adopted FASB Statement 123 using the retroactive restatement method as described in SFAS 148, Accounting for Stock-Based Compensation - Transition and Disclosure. In accordance with that statement, we have retroactively restated all periods presented so that stock option expense is recorded in accordance with SFAS 123. Consequently, amounts previously marked to market of $6,325,000 during quarters ended September 30, 2002 through September 30, 2003 in accordance with APB 25 and related interpretations have been restated, and these financial statements reflect instead the fair value of the options earned during these periods, $481,842. An additional $66,430 associated with options issued to employees has been expensed in each of the quarters ended December 31, 2003 and March 31, 2004.

Depreciation and amortization expense was significantly lower in the nine months ended March 31, 2004: it decreased 78%, from $137,195 to $29,967. The decrease derives from the decrease in depreciable assets that occurred when we incurred an impairment loss on our ITC facility in the quarter ended June 30, 2003. Interest expense increased 260% from $18,203 in the nine months ended March 31, 2003 to $425,785 in the nine months ended March 31, 2004. The interest expense during fiscal 2004 consists of approximately $250,000 attributable to the Notes Payable, due December 31, 2007, which were converted during the quarter ended
December 31, 2003, and approximately $174,000 attributable to accretion of interest on the mandatorily redeemable preferred stock. The interest expense in fiscal 2003 includes a one-time $100,000 debt renegotiation charge.

Based on the factors discussed above, net loss chargeable to common shareholders increased $1,384,811, or 112% from $1,239,299 in 2003 to $2,624,110 in 2004.

New Subsidiary

In April 2004, Hyperdynamics acquired a new subsidiary, HYD Resources Corporation, a Texas Corporation ("HYD"). We acquired HYD in order to generate business in the domestic oil tool industry and to take advantage of opportunities to obtain potentially lucrative oil and gas leases in primarily Texas, Louisiana and Mississipi. We hired two oil field executives with a combined experience in the oil patch of over fifty years as key employees to startup operations. HYD's President, Mr. Samuel Spears, has significant experience including contract drilling of new wells as well as the acquisition and maintenance of domestic land based drilling rigs and ancillary equipment.
Per the negotiated transaction, Mr. Steven Ahlberg, Vice President of Geology and Geophysics, and Mr. Spears are working together to position the new company to provide drilling services while obtaining working interests in the wells we drill. With the substantial and rather unique level of experience of these two professionals, management believes that our new subsidiary can begin generating profitable revenues in the near future that will help give us a foundation to begin covering our monthly overhead leading to ultimately generating a profit from operations in the coming months. Initially, Mr. Spears and Mr. Ahlberg transferred approximately $300,000 worth of oil field equipment prior to the acquisition of the new company by Hyperdynamics. Hyperdynamics agreed to issue approximately $300,000 worth of Hyperdynamics Common stock at an 20% discount from the market value to purchase 100% of the voting common stock in HYD Resources Corporation from Mr. Spears and Mr. Ahlberg. Hyperdynamics will issue this stock on a quarterly basis as operations progress. The initial equipment inventory included a workover rig and other quality tools and components necessary to provide drilling services. Since the beginning of May, HYD has begun to retrofit the first workover rig in order to make it capable of drilling shallow wells and the new company has also acquired a new drilling rig that can drill at least 6,000 feet in depth. The company has contract work lined up as soon as the retrofitting is completed.


Liquidity and Capital Resources

At March 31, 2004 our current ratio of current assets to current liabilities was
2.12 to 1. This compares to .09 to 1 for 2003. Several current obligations that reduce the current ratio do not require the use of cash to satisfy the underlying obligations, or, in the case of the accounts payable seismic data, payment is contingent upon receipt of substantial revenues significantly over and above the amount of the liability. These items include accounts payable seismic data and dividends payable.

The current ratio reflects the additional capital we raised to fund our primary exploration work, as discussed in the 8-K we filed in March 2004. As exploration operations continue to increase the value of our oil and gas asset, we continue to gather evidence to help support our financing activities. We also expect to be in a position this year to generate revenues from data sales and possible working interest sales to oil company partners. This could have a dramatic effect on cash flow from operations and literally turn us around operationally. Therefore, the priority focus remains to perform the exploration work in gathering the evidence for commercially viable hydrocarbons and working to packaging a deal to start drilling operations as soon as practical. We have been and remain successful in raising the capital to support these exploration activities as discussed below.

As a public company, the health of our market is paramount to be able to raise critical capital to continue enhancing our major oil and gas asset. Our market trend has seen an increasing average volume in active trading with a slowly appreciating price in the last several months. Our primary source for obtaining this critical capital has been through our ability to place private investments with accredited investors, for restricted stock from several of our significant long-term shareholders and also from some exercises of warrants and options previously outstanding. In order to fund the required exploration work began in September 2003 and completed in November 2003, during the quarter ended December 31, 2003, the company raised $1,036,260 in net proceeds on private transactions involving the Company's restricted common stock. As of May 11, 2004 we have raised an additional $4,842,553 in net proceeds. We plan to continue this program of private financing from accredited investors as well as consider more conventional financing structures to fund upcoming exploration work and that will continue to increase the value of our concession and prepare us for establishing a drilling program later this year.

The financial statements in our Annual Report reflected uncertainties regarding our ability to continue as a going concern based upon our significant stockholders deficit and recurring losses. Our stockholders deficit improved from ($589,889) at September 30, 2003 to a positive stockholders' equity of $4,851,554 as of March 31, 2004. Thus, we now have a positive net worth.

We could obtain additional capital also upon the exercise of previously issued in the money outstanding warrants and options for common stock.

We have capital lease obligations of $37,791 financing certain electrical equipment in our data center. As of May 11, 2004, we have paid off one of our capital leases, leaving a balance on our sole remaining capital lease of $31,069.


Off-Balance Sheet Arrangements

We have a contractual arrangement with USOil Corporation that provides for us to pay USOil $1,600,000 if SCS obtains third party financing for the Guinea development project. USOil will also receive a 3% royalty if oil and gas is produced on this project. We also have a contingent $350,000 note payable that is only payable with 25% of the profits of SCS Corporation. We have the right to pay this note off using common stock. In conjunction with our purchase of HYD Resources Corporation in April 2004, we have three contingent obligations to pay $856,000. These obligations are payable over the five years ending in April 2009, and they are payable only in the event that HYD Resources is profitable. The determination of net income will be made quarterly and the paydown of the obligations is 25% of the net income per quarter. We do not plan on using significant debt financing except for the possibility of financing income-producing assets in the future.

Finally, we originally purchased a CD in the amount of $436,300, which secured the lease at Westwood with a Letter of Credit arrangement. At the beginning of the quarter, this CD and letter of credit was $283,595 of which $87,260 ($436,300 x 20%) was due to be released to us on November 1, 2003. These funds were received on November 3, 2003 and the new CD and letter of credit is now $196,335. $130,890 ($436,300 x 30%) will be due to be released on November 1, 2004. Thereafter, $65,445 will be released on November 1, 2005.


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

During January, February, and March 2004, 61 investors purchased 7,247,090 shares of Hyperdynamics common stock and warrants to purchase 3,143,300 shares of Hyperdynamics common stock with a strike price of $2.00 per share, expiring three years from the date of issue, for $5,605,614. These were private placements made in reliance of Section 4(2) of the Act.

During the quarter ended March 31, 2004, three investors exercised options to purchase 124,000 shares of common stock for $59,500. These were private placements made in reliance of Section 4(2) of the Act.

During the quarter ended March 31, 2004, a consultant received 212,500 shares of common stock for geological services. This was a private placement made in reliance of Section 4(2) of the Act.


Item 5    Other Information


     (a)  In  April  2004,  we  purchased  HYD  Resources  Corporation  ("HYD
          Resources"). In consideration of the purchase of all of the common stock of HYD Resources from its two unrelated stockholders, we agreed to issue $300,000 worth of Hyperdynamics Common stock at an 20% discount from the market value in four installments. HYD Resources' sole asset is oil field equipment with a fair market value of approximately $300,000. HYD Resources will operate as a dealer of used equipment and it will provide oil field services, such as the repair and leasing of operated equipment to oil field operators. The acquisition was made from unrelated third parties and the determination of the consideration paid was the result of arms-length negotiations. Although we did not obtain an independent appraisal of the assets held by HYD Resources, we did obtain information related to the cost of the equipment in the third-party market.

     (b) The Board has not adopted a formal policy with regard to the process to be used for identifying and evaluating nominees for director. At this time, the consideration of candidates for the Board of Directors is in the Board's discretion, which we believe is adequate based on the size of the Company and each current board member's qualifications.


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

     (b)  Reports on Form 8-K

     8-K filed March 26, 2004, reporting Other Event



Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly

                                                       HyperDynamics Corporation
                                                                    (Registrant)

                                                              By: /s/ Kent Watts
                                                            --------------------
                                              Kent Watts, Chairman of the Board,
                           Chief Executive Officer, and Chief Accounting Officer

Dated:  May  24,  2004