Form 10KSB
period 2004-06-30
HYPERDYNAMICS CORP
filed 2004-09-29
CIK 937136

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

[X] Annual Report under Section 13 or 15(D) Of The Securities Exchange Act Of 1934; For The Fiscal Year Ended: June 30, 2004

                                       Or

[_]       Transition  Report  Under  Section  13 or 15(D) Of The Exchange Act Of
          1934


                        Commission File Number: 000-25496
                            HYPERDYNAMICS CORPORATION
                 (Name of small business issuer in its charter)

               Delaware                                    87-0400335
    (State or other jurisdiction                         (IRS Employer
   of incorporation or organization)                   Identification No.)

                           9700 Bissonnet, Suite 1700
                              Houston, Texas 77036
          (Address of principal executive offices, including zip code)

                                 (713) 353-9400
                (Issuer's telephone number, including area code)

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

                          Common Stock, $.001 par value
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for the year ended June 30, 2004 were $38,344. The aggregate market value of Common Stock held by non-affiliates of the registrant at September 9, 2004 based upon the last reported sales prices on the OTCBB of $2.48 was $88,705,550. As of September 9, 2004, there were 41,206,953 Shares of
Common  Stock  outstanding.

TABLE  OF  CONTENTS

PART I
   Item 1  Description of Business                                                    3

   Item 2  Description of Property                                                    8

   Item 3  Legal Proceedings                                                          9

   Item 4  Submission of Matters to a Vote of Security Holders                       10

PART II

   Item 5  Market for Common Equity and Related Stockholder Matters                  11

   Item 6  Management's Discussion and Analysis or Plan of Operation                 12

   Item 7  Financial Statements                                                      16

   Item 8  Changes In and Disagreements With Accountants on Accounting and
           Financial Disclosure
                                                                                     16

Item 8(A)  Controls and Procedures                                                   16

Item 8(B)  Other Information                                                         17

PART III

  Item 9   Directors, Executive Officers, Promoters and Control Persons; Compliance
           with Section 16(a) of The Exchange Act                                    17

  Item 10  Executive Compensation                                                    20

  Item 11  Security Ownership of Certain Beneficial Owners and Management and
           Related Stockholder Matters                                               22

  Item 12  Certain Relationships and Related Transactions                            24

  Item 13  Exhibits                                                                  25

  Item 14  Principal Accountant Fees and Services                                    25

PART I

ITEM 1 DESCRIPTION OF BUSINESS

History

Hyperdynamics Corporation ("Hyperdynamics") is a Delaware corporation founded in 1996. At inception we were a value-added reseller of computer hardware and software. Our business plan was to develop into a complete service provider of integrated information technology services. During the fiscal year ended June 30, 2001, we began to offer our Integrated Technology Service Provider (ITSP) product, a bundled service offering for clients who wished to outsource their information technology department in addition to receiving internet service. We discontinued this integrated service beginning in fiscal year 2002, about a year after acquiring our subsidiary, SCS Corporation ("SCS"). When we acquired SCS, we decided to implement a dramatic change in our business plan. SCS quickly became our only operating subsidiary. In the summer of 2001, months after the SCS acquisition, we shifted instead to providing products and services targeted specifically to the oil and gas industry such as seismic data management services, customized geological workstations, and data transcription services. Additionally, SCS' management had years of experience which included both oil and gas exploration and the provision of seismic data management services to the oil and gas industry.

In early 2002, SCS management, in association with US Oil Corporation of Houston, Texas ("US Oil") began to evaluate the viability of US Oil's oil and gas concession off the coast of The Republic of Guinea, West Africa ("Guinea"). After SCS' geo-experts review of older seismic data collected from that concession, we decided that the concession provided a good business opportunity. Thus, we negotiated an agreement with US Oil to revitalize the then-dormant 1995 Production and Sharing Agreement that US Oil still had in effect with Guinea. We proposed to perform a regional seismic data acquisition across the concession using modern digital technology. US Oil agreed to the proposal and the Government of Guinea was amenable to our proposal and issued permits. SCS proceeded in 2002 to acquire one thousand kilometers of regional two-dimensional ("2D") seismic lines. In December of 2002 US Oil negotiated a new Production and Sharing Agreement ("2002 PSA") with Guinea. US Oil farmed out this agreement to SCS. This 2002 PSA gives rights for exploration and production across the concession. In November of 2003, SCS acquired another four thousand kilometers of 2D seismic. During fiscal 2004 we completed our shift to a new corporate mission as specified below. We are an oil and gas exploration company with the potential to evolve into a full fledged exploration and production firm. Although this represents a significant change from our former business lines, we do utilize all of our integrated technology capabilities developed in years past to support our oil and gas industry activities.

We are performing our exploration work in Africa under Guinea's Hydrocarbon Development Program, which was instituted by President Lansana Conte. During the year we accomplished critical exploration work: a 4000 kilometer 2D seismic data shoot, the processing of the seismic data acquired, and the evaluation of that data and data that had been acquired in the past. Our top corporate priority remains the exploration and development of offshore Guinea.

In addition, in the last few months we have begun the process of adding services and products that will generate revenue more quickly than our Guinea project. In April 2004, we initiated a new company, HYD Resources Corporation ("HYD"). HYD performs oil field services for our clients, buys and sells used equipment, and will drill oil wells in proven areas within the United States, beginning in Louisiana. Our primary goal for HYD is to cost-effectively obtain domestic production and oil field service revenues and we are making strategic alliances and developing key relationships that we will be able to use to maximize profits for our shareholders going forward.

Finally, we continue to develop our seismic data management or NuData(SM) services and are now again actively pursuing service contracts. Our NuData(SM) services also meet our internal requirements to manage our own seismic data. This facilitates the further analysis and use of the data acquired pursuant to the needs of our exploration work programs. We believe that the process of perfecting NuData(SM) services for our internal use benefits us in two ways: it helps us to efficiently manage our own data and it will result in enhancements that render the NuData(SM) services more attractive to other exploration and production companies.

Current Focus and Direction of Business Plan

     Mission  Statement

     TO  EXPLORE,  DISCOVER  AND  OBTAIN  FINANCIAL  INTERESTS  IN  WORLDWIDE
     HYDROCARBON RESERVES, WHILE SIMULTANEOUSLY DEVELOPING PROFITABLE OIL INDUSTRY SERVICES AND RELATIONSHIPS


Offshore Oil and Gas Exploration and Exploitation; Production and Sharing Agreement for Exploration Territory Offshore The Republic of Guinea

In December 2002, we executed a contract with US Oil, who farmed out 100% of the rights and obligations associated with the 2002 PSA. Immediately upon signing, our top priority became the performance of the requirements of this 2002 PSA. We began the process necessary to begin pinpointing drilling prospects on this huge concession of approximately sixteen million (16,000,000) acres. In the near future we plan to design and implement a drilling program or multiple programs, as the case may be.

This year we have continued to take substantial financial risk on the performance of our exploration work. We are happy to report positive results thereon. Until we began our exploration program, the geological information relating to offshore Guinea was scant. The first exploration activity in our concession area occurred in the 1970's. The technology available for data acquisition and processing at that time did not reveal geological information with great precision. The area was not considered as attractive as other areas which more clearly evidenced hydrocarbon systems using contemporaneous technology and which were easier to explore and develop. Accordingly, very little additional exploration work occurred on the concession until we began our work in 2002.

The general economic environment has changed dramatically since the 1970's. Today, oil is more scarce and the price of oil is much higher than ever before. Because of this economic fact, exploration and development is occurring in certain areas around the world that were previously not explored because the cost was perceived to exceed the potential benefits. As we now know, offshore Guinea was viewed as an area such as this for many years and this tainted view persisted until, in the last two years, we have gradually uncovered the true characterization of the geology of this viable offshore territory. We conducted our surveys using modern technology which more accurately depicts the geological character of the area. Our work has dramatically changed this wrong view as geo-scientists are agreeing on the increasing possibilities for commercial hydrocarbon viability offshore Guinea. As a result, our work carried out over the last two years, supports a plan for more intense exploration activity than ever before. Every new bit of information obtained from our exploration work expands our options on how to proceed towards drilling the first exploration well. At this time we are considering two basic approaches to accomplish this goal. The first is to partner with oil companies on a working interest basis whereby such partner would be responsible to drill. The second is to raise additional funds and to contract directly with a drilling company ourselves.

The regional 2D seismic acquired in 2002 included about 1,000 kilometers of new data, which we re-evaluated during this fiscal year. We used the information garnered from this regional data shoot to design a more intense 2D coverage of a 4,000 kilometer grid. This new data was acquired in November 2003. During the second, third, and fourth quarters we completed the processing and interpretation of this additional 4,000 kilometers of seismic data. This fulfilled our work obligation under the initial exploration phase of the 2002 Production and Sharing Agreement. Based on the relative risk factors, this was a major accomplishment.

The additional interpretation of this 2003 data in early 2004 not only kept us in full compliance with our required work under the 2002 PSA, but also began our strategy to far exceed minimum requirements in support of our commitment to a discovery sooner rather than later. This work is continually providing us with growing evidence in the form of documented direct hydrocarbon indicators. We believe our decision to put this enhanced work program into effect merits even more intense and continued study towards the hopes for drilling programs and operations to emerge as early as the first half of 2005. After completion of the initial processing and re-processing of our newly acquired 4,000 kilometers of digital 2D data, we were able to determine, through intense detailed analysis and mapping procedures, the existence of direct hydrocarbon indicators, including many noted gas seeps sourcing from the ocean floor in our coverage area. Based on this and the other geological and geophysical analysis, Mr. Harry Briers, Executive Vice President, Dr. Tai Lin Hong, our Chief Geophysicist, Mr. Neil Moore, President for SCS, and Robert Bearnth, Executive Vice President and Chief Geologist for SCS, contracted TDI-Brooks International ("TDI") to perform an extensive geochemical analysis. In early August 2004, we obtained a permit from the government of Guinea and the geochemical work program began offshore Guinea on August 17, 2004. A total of fifty seven (57) core samples were acquired and delivered back to TDI's laboratory at College Station, Texas for complete analysis on August 30, 2004. We expect to receive the results of the geo-chemical analysis in the weeks to come.

In addition to the geo-chemical analysis, last year we had originally planned to implement a three-dimensional ("3D") survey in early 2004. We decided to defer the 3D survey. We wished to take the extra time to further analyze our data and to design a more efficient program which would concentrate our efforts on the most prospective areas in the concession. We had discussions and negotiations with various seismic data acquisition companies, and we determined that having a multi-national firm independently interpret and report on our data would provide extra assurance and added credibility to confidently design our 3D data acquisition program. After several months of meetings and proposals, on July 6, 2004, we contracted with internationally known Petroleum Geo-Services ("PGS") to perform a third party based detailed and comprehensive analysis and interpretation of all our seismic data. PGS's team of professionals began an estimated 12 week process on July 13, 2004. They presented their preliminary report to us on August 19, 2004. Their preliminary report revealed significant corroborating evidence but most importantly it clearly expressed agreement with our view that there is indeed a well defined working petroleum system across the concession. Shortly after presenting this preliminary report, PGS's staff returned to their London office to complete their independent analysis and report. They are expected to incorporate their findings with the results of the geo-chemical program and provide their completed report to us also, in the coming weeks.


Seismic Data Management Services

In 2002, SCS closed its first major tape transcription contract to transcribe seismic data located in Houston, Texas for the country of Trinidad and Tobago. Operations began in April 2002 and we increased production on this contract and other smaller jobs every month through the month of December 2002. Shortly after that time, our focus and resources turned to the Guinea concession. We did not actively pursue the tape business; instead, we continued to develop our long-term, turnkey service known as NuData(TM) services. During the year we have used the NuData(TM) services to facilitate our own oil and gas exploration activities. In April 2004, we decided to begin revitalizing this potential revenue source by seeking contracts to provide NuData(TM) services to external oil company customers. Thus, since April, we have hired three key people devoted to this service business. As of September 1, 2004, we are building a growing sales projection for seismic data management services.

On August 27, 2004 we entered into a contract with Texas Geophysical Company ("TGC") relating to their data from Northern Alaska covering an offshore area of the Alaska National Wildlife Refuge ("ANWR"). Under this contract, SCS became the sales agent and seismic data management provider for TGC's ANWR data. The State of Alaska recently opened this area for block bids for offshore oil and gas exploration and exploitation and TGC has the rights to the only 2D seismic data known to cover this area. Should oil companies license this data, SCS will earn associated service revenues and a percentage of the license fees.


Development of SCS NuData(TM) Management System

On September 13, 2002, we acquired the copyrights and all rights to the source code of the ONYX and ONYXII related conversion and transcription software. The software is instrumental in providing the technical capabilities to handle virtually any type of tape transcription and data conversion service. The ONYX software establishes a major competitive advantage for us as a primary component for our SCS NuData(TM) Management System. The ONYX software has been developed over the last five years and we are in the process of completing its latest version of the software to take full advantage of Microsoft's 32 bit Operating Systems such as Windows 2000, Windows XP and future 64 bit operating systems as technology advances. As the primary cornerstone of our NuData Management System, ONYX facilitates over 120 different tape formats including such common formats like SEG A,B,C, or D, Western Code 4.2 and 1, Geocore 4, and Tempest, to name a few. These formats are converted to the more standard SEG-Y format and then consolidated to DVD. Features of the NuData(TM)Management System in addition to the ONYX based conversion capabilities include:

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

          - Strong quality assurance procedures. Data sets are catalogued in the NuData(TM) database and then compared to client's database and reconciled to NuData(TM) database.

          - Once consolidated on DVD, there are many different data management and backup solutions available, for example, online virtual private network (VPN) access established privately for a client or high speed transmission from Hyperdynamics transcription facility to the customer across high bandwidth capacity connection.

We plan to continue to develop new features to maximize the value of our NuData(TM) Management System. When coupled with our extensive industry experience, the NuData(TM) Management System allows us to consolidate and organize our client's seismic data in ways to save them substantial amounts in future data maintenance expenses. We can dramatically enhance our customer's accessibility and utility of their seismic data thereby enhancing their ability to find new oil and gas reserves faster and at a lower cost. In summary, the NuData(TM) Management System makes our client's data much more secure, accessible, manageable, and portable all while saving them significant time and money.

Domestic  Oil  Field  Service  and  Production

On April 23, 2004, we acquired our new subsidiary, HYD. HYD is a Texas Corporation and it is our second operating subsidiary. HYD has corporate offices located at our home office in Houston and one field office located in La Salle parish in Louisiana.

HYD's business is to provide oil field services, including well workover maintenance, re-drilling, and new drilling projects. When acquired, HYD had approximately $375,000 worth of assets, the bulk of which was oil field equipment. HYD's president, Mr. Sam Spears, a long time oil industry operator, made some strategic purchases of additional equipment, including a workover rig, and renovated the existing and purchased equipment.

HYD's competitive advantage is Mr. Spears' ability to acquire and repair key oil field equipment at low costs. We can use this equipment to generate our own oil and gas production as well as to generate high margin profits on drilling and workover services. We intend to acquire oil leases in known producing areas and drill these leases to secure our own production. HYD's specialty for production is shallow, low volume wells in areas known to contain commercial recoverable oil and gas reserves. We can acquire onshore producing leases with a very low risk and cost-effectively enhance the production of wells acquired by maintaining them. Additionally, we can drill new wells in known producing zones. Management expects our onshore operations to result in current income to cover its corporate overhead and that they will also begin generating a shorter-term return for our shareholders.

Beginning in June 2004, we deployed our workover rig for well maintenance jobs. We bill by the hour for the use of the rig and other equipment required at the wellsite. Additionally, Mr. Spears has led the renovation of a drilling rig into excellent working order. We have hired a crew for the drilling rig and we have procured our first contract drilling job as of September 7, 2004. Additionally, HYD has obtained ownership of a shallow oil well in Louisiana from one of its workover customers. Since September 8, 2004, HYD worked over this first company owned well and perforated it in multiple zones to increase production to as much as 20 barrels a day. We believe we can build our own oil lease ownership, drill many shallow wells with similar production levels, and gradually increase our production revenues to profitable levels in the coming months.

Revenues earned from June until the date of this filing for workover maintenance and drilling exceed $40,000. During this time frame, the HYD personnel have renovated and completely repaired a workover rig and a drilling rig. With the price of oil holding at high levels, the company is continuing to see contract service work. Current projections for HYD revenues for the next three months are as much as $100,000 for services and as much as another $100,000 for production. The primary plan is for HYD to build ongoing revenue flows through drilling and completing our own wells for perpetual production. Management believes that developing our own production takes priority above generating service revenues.


Employees and Independent Contractors

We have 27 full time employees and three part time employees. Five of these employees are a strict part of corporate overhead. Nine are directly associated with SCS and thus attributable to the exploration and seismic data management effort. Another 17 are focused on the growing oil field production of HYD Resources, including two management and ten hourly employees working on well work-over, drilling, and strategic equipment renovation projects. Additionally, we use independent contractors to minimize fixed overhead. No employees are represented by a union and the Company believes that its labor relations are good.

Alliance Partnerships, Key Vendors and Technical Certifications

Hyperdynamics maintains certifications with Microsoft as a Microsoft Solution Provider and Great Plains Software as eEnterprise reseller. Our technical capabilities are more focused on vertical software development, for example, our new version of ONYX software that is the cornerstone of our NuData(SM) end-to-end seismic data services.

Oil industry related alliance partners and vendors that we established this fiscal year include the following:

Spectrum Geophysical Processing Company ("Spectrum") provided professional data processing services for us. Spectrum is a member of a UK registered group of companies providing seismic data processing, non-exclusive surveys and electronic data management services to a wide range of international clients. Spectrum has its headquarters in Woking, England, with operational centres in Houston and Cairo. There are active joint ventures in Buenos Aires, Tripoli, Tehran and New Delhi. SEISMIC DATA PROCESSING operates a major processing computer hub in its Houston office using the successful combination of interactive SeisUp(TM) running on multi CPU Hewlett Packard Exemplar systems with the addition of a large PC cluster to run pre-stack time and depth migration and other CPU intensive processes. Both Spectrum's geophysicists and Spectrum's clients can interactively utilize this capacity via Tarantella servers and the internet. As pioneers of seismic trace scanning and digital reconstruction, Spectrum continues to improve its Geoscan(R) service and product with more sophisticated reconstruction algorithms and an upgraded, interactive operating environment. Spectrum also provide tape transcription and remedial/recovery services, and have successfully completed many projects involving the copying of thousands of old tapes to new high density cartridges. NON-EXCLUSIVE SURVEYS are an important part of the group's activities. The international portfolio has recently increased with the completion of surveys offshore Oman and New Zealand.

We contracted with PGS to establish a strategic alignment for further seismic acquisition and independent data interpretation services. PGS is a technologically focused oilfield service company principally involved in geophysical and floating production services. PGS provides a broad range of seismic and reservoir services, including data acquisition, processing, interpretation, and field evaluation. PGS also owns and operates four floating production, storage and offloading units (FPSOs). PGS operates on a worldwide basis with headquarters in Oslo, Norway. For more information on PGS, please visit www.pgs.com
       -----------

We engaged TDI to perform geochemical core analysis of our concession. TDI is the recognized leader in offshore surface geochemical exploration and heat flow measurement. Since 1996, TDI has collected nearly 7,000 deep water piston core sediment samples and heat flow stations for every major oil company, in areas such as the Caribbean, the Gulf of Mexico, the Mediterranean, the North Atlantic and offshore West Africa. For more information on TDI, visit their website at http://www.tdi-bi.com
---------------------

ITEM 2 Description of Property

In 2000 we signed a 10-year lease with AGB Westwood, LTD to lease our facility at the Westwood Technology Center, a 540,000 square foot development in Houston, Texas. Under the lease we leased approximately 17,807 square feet of space to be used initially for corporate offices, data center and integration center operations as well as marketing and sales for the NuData(TM) Management System. In addition to this space we also have a right of first offer on an adjacent 15,000 sq. ft area.

Our lease payments are $20,774 per month or $14 per square foot. Should we not elect to cancel the lease, as is our right, beginning the 55th month of the lease the rate will change to $24,114 per month or $16.25 per square foot. We believe this space is adequate for our business needs.

Item 3 LEGAL PROCEEDINGS

A) Dixon Financial Services

In  2001,  we  were  named  as  a  defendant in a lawsuit styled Dixon Financial
Services, Ltd. v. Fidelity Transfer Company, Erin Oil Exploration, Inc., Bill Knollenberg, Ron Bearden, R.F. Bearden Associates, Inc., James Chang, Nick H. Johnson, Riley L. Burnett, Jr., Johnson, Burnett & Chang, L.L.P., Greenberg, Peden, Siegmyer & Oshman, P.C., George Siegmyer and Hyperdynamics Corporation; Cause No. 2001-06263; In the 215th Judicial District Court of Harris County, Texas.

This suit alleges breach of contract by failure to deliver share certificates in the name of Dixon Financial Services ("Investor"). Investor's and the Company's claims against third parties have been denied by summary judgment on claims of attorney privilege arising from the underlying litigation leaving Hyperdynamics and Fidelity Transfer as defendants. Both defendants rely on Fidelity Transfer's refusal to deliver certificates when a court injunction remained outstanding in the underlying litigation. The Investor seeks substantial damages. The Court considered various motions of the parties on the remaining claims and denied each of them. Trial will be to a jury and in all likelihood the Investor and the Company will appeal all prior rulings of the Court against the third parties and will appeal the final judgment. We have and intend to continue to vigorously defend ourselves and to deny liability.

B) Wellington

On April 9, 2001, we were named as a defendant in a lawsuit styled Wellington, LLC vs. Hyperdynamics Corporation et al. Civil Action# 18811-NC, The Court of Chancery of Delaware.

The Plaintiff claims that we did not carry out conversion of series A preferred stock to common stock. On August 9, 2002 Plaintiff, Defendant, and their respective counsels executed an "Agreement for Transfer of Claims in Delaware Action to Georgia". Subsequently, the lawsuit was moved in its entirety to the Atlanta, Georgia to be litigated under the lawsuit discussed BELOW. Under the agreement, the Plaintiff in the Delaware action, Wellington, LLC. would become the Defendant in Atlanta. During the fiscal year ended June 30, 2004, the Court of Chancery of Delaware dismissed the Delaware case.

On November 5, 2001, we filed a lawsuit styled Hyperdynamics Corporation, Plaintiff, v. J.P. Carey Securities, Inc., J.P. Carey Asset Management LLC,
Joseph C. Canouse, John C. Canouse, James P. Canouse, Jeffrey Canouse, Southridge Capital Management LLC, Stephen Hicks a/k/a Steve Hicks, Thomson Kernaghan & Co., Limited, Mark Valentine, Talya Davies, Cache Capital (USA), L.P., Carpe Diem, Carpe Diem LTD., Wellington, LLC, Minglewood Capital, LLC, Falcon Securities, LTD, Navigator Management LTD., David Sims, and Citco Trustees (Cayman) Limited, Defendants; and Wellington LLC, Counterclaim/Third-Party Plaintiff, v. Hyperdynamics Corporation, a Delaware corporation, Kent Watts, Michael Watts, Robert Hill, Harry J. Briers, DJX, Ltd., a Belize corporation, and Does 1-10, Counterclaim/Third-Party Defendants, Civil Action File No. 2001CV44988, In The Superior Court of Fulton County, State of Georgia.

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

We are subject to counterclaims in this Georgia litigation. The counterclaimants allege that Hyperdynamics and its officers and directors breached their fiduciary duties to shareholders and committed other tortuous acts. We intend to continue to vigorously pursue damages and defend all counterclaims. During the fiscal year, we have received default judgments from some of the defendants. Discovery is being primarily focused on jurisdictional issues at this time. Additionally, we have made numerous claims of discovery abuse resulting in certain defendants and defense attorney's involved being sanctioned by the court.


C) AT & T

On August 21, 2003, AT & T Corporation filed suit against us alleging non-payment of bills and seeking damages of $387,289.98, plus interest, costs of court, and attorney's fees in a suit styled AT & T Corporation, Teleport Communications Group, Inc. and Teleport Communications Houston, Inc., Both Wholly Owned Subsidiaries of AT & T Corporation v. Hyperdynamics Corporation; Civil Action No. H-03-3369; In the United States District Court for the Southern District of Texas, Houston Division. On October 14, 2003, we filed an answer in the lawsuit, denying AT&T's claims, and filed counterclaims against AT& T. On January 30, 2004, AT& T amended its suit, claiming that it was owed $451,862.83.

In fiscal 2004, we decided to attempt to settle the litigation with AT & T and attended non-binding mediation. At the mediation, we arrived at a negotiated settlement acceptable to both parties. The agreement was executed during June 2004 and the case was dismissed on July 29, 2004.


ITEM 4 Submission of Matters to a Vote of Security Holders

On December 8, 2003, the company held its annual shareholder meeting as disclosed in its proxy statement filed October 29, 2003. The shareholder meeting was for shareholders of record at October 17, 2003. Both common stock shareholders and Preferred Stock Series B shareholders voting rights.

The election judges reported at the meeting that there were 27,723,305 common stock shares outstanding on that date carrying one vote per share plus 2,725 shares of Series B Preferred Stock carrying 20,186,800 votes. The total votes outstanding on October 17, 2003 and eligible to be cast at the meeting were 47,910,105. The total voting shares present either by proxy or in person were 23,947,314 common shares and 2,725 Series B Preferred shares. This yielded a sum total of 44,134,114 votes available to be counted. Of these votes, 43,785,778 votes were cast representing 91% of total outstanding votes eligible to vote at the meeting.

The results of the voting by Item are as follows:

ITEM 1:
With respect to election of Directors of the Company

                # of shares FOR  # of shares AGAINST  # of shares   ABSTAIN
Kent Watts           43,767,478           0                          18,300
Robert J. Hill       43,767,478           0                          18,300
Harry Briers         42,263,562           0                          18,300


ITEM 2:
With respect to Ratification of Malone & Bailey, PLLC as the Company's Independent Auditors


# of shares FOR  # of shares AGAINST  # of shares ABSTAIN
42,760,578            1,013,500             11,700

ITEM 3:

With respect to approval of an amendment to the Certificate of Incorporation to authorize a total 250,000,000 shares of common stock.

# of shares FOR  # of shares AGAINST  # of shares ABSTAIN
40,954,282            2,818,196               13,300


ITEM 4

With respect to approval of an Amendment to the Certificate of Incorporation to vest authority to amend, alter, or repeal Bylaws upon the Directors.

# of shares FOR  # of shares AGAINST  # of shares ABSTAIN
32,697,477             412,495               144,955

ITEM 5
Other Business - None Discussed

# of shares FOR  # of shares AGAINST  # of shares ABSTAIN
42,444,353              89,800              1,251,525


PART II

ITEM 5 Market for Common Equity and Related Stockholder Matters


Price Range Of Common Stock

Our Common Stock is traded on the OTCBB under the symbol "HYPD". The following table sets forth the quarterly high and low bid prices per share for the Common Stock, as reported by the OTCBB. The bid prices reflect inter-dealer quotations, do not include retail markup, markdown, or commission and do not necessarily reflect actual transactions.

                                    High Bid   Low Bid
FISCAL 2003
  First Quarter                     $  0.3800  $ 0.2300
  Second Quarter                       0.4500    0.1800
  Third Quarter                        0.3700    0.2200
  Fourth Quarter                       0.8900    0.2600

FISCAL 2004
  First Quarter                     $  2.1400  $ 0.7300
  Second Quarter                       2.2500    1.4100
  Third Quarter                        3.7200    1.5100
  Fourth Quarter                       3.0200    2.2700

On September 9, 2004 the last bid for the Common Stock as reported by the OTCBB was $2.48 per share. On September 17, 2004, there were approximately 4,600 stockholders of record of the Common Stock.

We have not paid, and we do not currently intend to pay in the foreseeable future, cash dividends on our common stock. The current policy of our Board of Directors is to retain all earnings, if any, to provide funds for operation and expansion of our business. The declaration of dividends, if any, will be subject to the discretion of the Board of Directors, which may consider such factors as our results of operations, financial condition, capital needs and acquisition strategy, among others.

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

In January 2004, Hyperdynamics delivered 367,809 shares to one of Hyperdynamics' officer/directors pursuant to the terms and conditions of the conversion option of one of the Convertible Notes Payable, due December 31, 2007. This was a private placement made in reliance of Section 4(2) of the Act.

During the quarter ended March 31, 2004, a consultant received 125,000 (not 212,500, as previously reported in our 10-QSB dated March 31, 2004) shares of common stock for geological services valued at $212,500. This was a private placement made in reliance of Section 4(2) of the Act.

During the quarter ended March 31, 2004, Hyperdynamics issued 2,000,000 warrants to purchase Hyperdynamics stock at a price of $.50 per share to 4 consultants for Investor Relations/Public Relations services. This was a private placement made in reliance of Section 4(2) of the Act.

In April 2004, Hyperdynamics issued 2,976,263 shares of common stock to three of our officer/directors pursuant to the cashless exercise of 3,233,333 outstanding warrants. 257,070 shares were withheld to pay the $.23 per share exercise price and tax withholdings of $24,972. This was a private placement made in reliance of Section 4(2) of the Act.

During the quarter ended June 30, 2004, two individuals exercised 55,000 warrants for common stock for $15,000. This was a private placement made in reliance of Section 4(2) of the Act.

During the quarter ended June 2004, Hyperdynamics issued 32,328 shares to two individuals in payment of the first $93,750 installment of the purchase price of HYD Resources Corporation. This was a private placement made in reliance of
Section  4(2)  of  the  Act.


ITEM  6  Management's  Discussion  and  Analysis  or  Plan  of  Operation

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

The following discussion should be read in conjunction with the financial statements and notes thereto for the fiscal years ended June 30, 2004 and 2003.

Results  of  Operations

Revenues decreased to $38,444 for the year ended 2004 from $468,022 for 2003. The 92% decrease occurred because we experienced a significant decrease in seismic data transcription revenue. Instead of actively pursuing this line of business, we allocated our resources to increasing the value of our unproved oil and gas properties instead of generating revenues. Thus, during this last fiscal year we have purposely focused primarily on performing work associated with the Guinea concession. Management believes this decision will yield the most profound positive result for our shareholders in the coming years. As we look to the future, we expect revenues to increase in the short term because we have obtained additional resources and have decided to begin building our production and service revenues through our new subsidiary, HYD. HYD was responsible for approximately $10,000 of our revenues during the year ended June 30, 2004.

Cost of revenues decreased to $207,200 (500% of revenue) for the year ended 2004 from $469,158 (100% of revenue) for 2003. Cost of revenues in 2004 includes $67,412 from our new subsidiary, HYD. Cost of revenues after deducting HYD's costs of revenues were $139,788, which represents a 70% decrease from 2003. The decrease in cost of revenues as a percentage of revenues is due to decline in the high contribution margin transcription work and the necessity to maintain a minimal level of operational personnel.

HYD's gross margin for its first two months of operation was $(57,438), or (576%) of revenues. Cost of revenues included a significant amount of repairs and maintenance on the equipment we acquired and costs associated with setting up our field operation. Since we intend to use this repaired equipment to be used to drill our own production wells, we expensed the repairs instead of capitalizing them. If the equipment were sold, we believe we would get at least what we expended plus the cost already in inventory. We expect these costs to level out over the next quarter, although as we have more opportunities to repair high demand oil field equipment we may very well continue to do this as this ability gives us a low cost of operation and competitive advantage in the long run.

Selling, General and Administrative expenses increased to $2,794,988 (7,270% of revenue) for the year ended 2004, as compared to $1,527,134 (326% of revenue) for 2003. This is an 83% increase from the year ended June 30, 2003. Effective October 1, 2003, Hyperdynamics adopted the fair value recognition provisions of FASB statement 123, Accounting for Stock-Based Compensation, for stock-based compensation. We adopted FASB Statement 123 using the retroactive restatement method as described in SFAS 148, Accounting for Stock-Based Compensation - Transition and Disclosure. In accordance with that statement, we have retroactively restated all periods presented so that stock option expense is reflected in accordance with SFAS 123. Consequently, amounts previously marked to market of $2,147,000 during the year ended June 30, 2003 in accordance with

APB 25 and related interpretations have been restated, and these financial statements reflect instead the fair value of the employee options earned during that year, $415,412.

The major factor involved in the change in Selling, General, and Administrative expenses was approximately $1,500,000 of consulting cost incurred in 2004 when 800,000 warrants issued to consultants for Investor Relations/Public Relations services vested. The cost of warrants issued to consultants in 2003 was $85,000. An additional 200,000 warrants vest at the end of each quarter until December 2005. At each vesting date, Hyperdynamics will estimate and record the fair value of the warrants that vest using the Black-Sholes option pricing model; thus this cost will continue through December 2005. Our other consulting, legal, and professional costs decreased $189,818, or 53%, from $357,220 in 2003 to $167,402 in 2004. Our expense associated with warrants issued to our officers decreased $147,046, or 36%, from $412,766 in 2003 to 265,720 in 2004. This occurred because warrants were forfeited when one of our officers resigned during fiscal 2003. A one-time debt renegotiation cost of $100,000 is included in 2003 results and a gain on a settlement with a vendor of $92,066 is included in 2004 results.

Selling expenses increased 25%, from $38,745 in 2003 to $48,567 in 2003. The balance of the change in Selling, General, and Administrative expenses is attributable to increases in travel of about $55,000, mostly associated with our Guinea concession and increased general office costs of about $100,000, which is attributable to increased utility costs, the cost of holding of a shareholder meeting in 2004, and increased property taxes.

In addition to the increased Selling, General, and Administrative expense, we experienced impairment losses of $350,000 on goodwill and $354,061 on leasehold improvements during 2003; there was no impairment in 2004. Due to the decreased cost basis of our assets as of July 1, 2004 because of that impairment, our depreciation expense decreased significantly, from $176,938 in 2003 to $61,004 in 2004.

Interest expense increased 757% from $55,203 in the year ended June 30, 2003 to $474,643 in the year ended June 30, 2004. The interest expense during fiscal 2004 consists of approximately $240,000 attributable to the Notes Payable, due December 31, 2007, which were converted during the quarter ended December 31, 2003, and approximately $230,000 attributable to accretion of interest on the mandatorily redeemable preferred stock.

Net Loss. Our net loss chargeable to common shareholders was $(3,677,822), or ($.12) per share in 2004 as opposed to $(2,645,317), or $(.12) per share in 2003. The net loss chargeable to common shareholders includes a deduction for preferred stock dividends accrued but not paid of $186,779 in 2004 and $186,779 in 2003. The negative results are due to the factors discussed above.

Critical Accounting Policies


Property  and  Equipment  and  Unproved  Oil  and  Gas  Properties:

We have invested approximately $3,200,000 in unproved oil and gas properties as of June 30, 2004. The $3,200,000 in unproved properties is subject to impairment review as of June 30, 2004. The Unproved Oil and Gas Properties were determined to be unimpaired because we expect various strategies to raise funds, as discussed in the liquidity and capital resources section, to raise sufficient funds to satisfy our obligations with regard to the Guinea project.

Off-Balance  Sheet  Arrangements

Under our agreement with US Oil, we will pay US Oil $1,600,000 if SCS obtains third party financing for the Guinea development project, and a 3% royalty if oil and gas is produced on our Guinea project. This contingent payable will, if paid, increase the cost of the Unproved Oil and Gas properties at the time of payment. As such, it will increase the cost of sales over the oil and gas production period as part of the periodic amortization of the Proved Properties, or, if the development of the properties does not culminate in oil and gas production, the cost will be charged to expense as an impairment.

We have an operating lease with our landlord as disclosed in Note 13 of our financial statements.

We also have a contingent $350,000 note payable that is only payable with 25% of the profits of SCS Corporation. We have the right to pay this note using common stock or cash.

Additionally, in conjunction with our purchase of HYD Resources Corporation, we entered into three notes payable to two individuals totaling $856,000. The notes are to be paid quarterly over the five years ended June 30, 2009. Payments will be due only if HYD Resources Corporation has a net income according to accounting principles generally accepted in the United States of America. Payment amount will be 25% of the net income for the period, unless there was a net loss in previous period(s). If there is a net loss, subsequent net income must completely offset the losses before any amounts are due. After the loss is offset, payment of 25% of the remaining net income will be due.


Liquidity and Capital Resources

At  June 30, 2004 our current ratio of current assets to current liabilities was
1.86 to 1. This compares to .18 to 1 for 2003. Our current ratio is completely turned around because we successfully raised capital to fund the Guinea investment. A deeper analysis of the current ratio reveals several current obligations that reduce the current ratio but for which there is no requirement to use cash to satisfy them or the payment is deferred until we receive cash inflows sufficient to pay them. These items include Deposits, Accounts payable Seismic Data, Note Payable - purchase of HYD, Dividends Payable, and Dividends payable to related party.

We are unlikely to maintain our current ratio without raising additional capital or beginning to generate revenues and positive cashflow from operations. Although we plan to continue to improve on our current ratio, we have a contractual requirement during the second exploration period in the Guinea concession to invest an estimated $10,000,000 in drilling at least one exploratory well offshore Guinea. The second exploration period expires sometime during the later part of this decade depending on initial periods and extension provisions. Although we have several years to complete this work, we wish to initiate a drilling program as soon as possible. Thus, we are considering all of our options or any combination of these options to; a) increase revenues from operations; b) raise additional capital to support at least the minimum required drilling program; c) negotiate one or more transactions with oil company partners who share in the required work and financing risk; and d) negotiate work program related deals with oil industry vendors such as seismic acquisition companies. We believe that our ability to manage and effect one or more of these options will determine our significant current ratio and financial position in the future.

Our cash from operations was a deficit this last year based on our asset appreciation based plan. We have taken overhead reduction steps to minimize non productive expenditures. We are spending the bulk of the capital raised directly or indirectly on enhancing the value of our offshore oil and gas concession. These expenditures, however, do not improve cash flow from operations. In order to improve our operating cash flow situation for future periods, management has budgeted certain amounts of capital and has started to build up our service revenues. As mentioned in the business section of this annual report we are pursuing domestic production to give us income enough to first pay our overhead as we move forward and then second to enhance the returns available to our shareholders as we move forward into future drilling programs.

Thus, we expect to improve our cash flow from operations on a steady basis from quarter to quarter during the current fiscal year. We expect to see significant improvement reflected in the future by management's policies to go after these new revenues while continuing to build our potential income sources from our largest oil and gas assets. Our clear goal is to make significant progress in reducing and ultimately eradicating our negative cash flow from operations sooner rather than later. We are doing everything we can to accomplish this and we are not just waiting around to hit the big one, so to speak.

As a public company, the health of our market is paramount to be able to raise critical capital. During continued tough times such as this year, our best source for obtaining the critical core capital we successfully raised was through our ability to place private investments with accredited investors for restricted stock. This fiscal year we raised $5,937,063 as net proceeds from sale of restricted common stock. Without these funds paid in, we would have not been able to reasonably achieve the positive results of meeting our work obligations and would be struggling financially.

Because SCS has significant work requirements to accomplish a 3D seismic acquisition program, processing, and analysis thereof, and to drill exploration wells, we are beginning to look at more than one option to raise additional funds. Management is confident in its ability to raise additional capital under more conventional financing structures such as an underwritten secondary financing, but also believes we will be able to secure oil and gas working interest partners to fund and carry significant portions of the capital investment burden.

We have been successful in raising our necessary capital and management is very confident in our ability to continue to raise capital. Based on our relatively low overhead in comparison to the rather large task at hand, the lion's share of all capital raised is going to improve our drilling prospects.

Thus, management believes that additional capital funds raised has and will continue to substantially enhance our asset value in our oil and gas concession. This will yield us greatly enhanced shareholder value, and make additional capital easier and easier to come by at ever increasing stock prices.

We could obtain additional capital also upon the exercise of previously issued in the money outstanding warrants and options for common stock.

We have a capital lease obligation of $28,191 financing certain electrical equipment in our data center. We also have a contingent $350,000 note payable that is only payable with 25% of the profits of SCS Corporation. We have the right to pay this note off using common stock. We do not plan on using significant debt financing except for the possibility of financing income-producing assets in the future.

Finally, we originally purchased a CD in the amount of $436,300, which secured the lease at Westwood with a Letter of Credit arrangement. This CD and letter of credit is now $195,195. $129,750 is due to be released to the Company on November 1, 2004. $65,445 will be released on November 1, 2005.

Management has put investments and strategies in motion to begin increasing profitable revenues to help the company operate on a profitable basis in the near future. If successful, these strategies, as discussed in the business section herein, in addition to the much larger potential sources of revenue from our offshore operations, should help us build positive cash flow and build a stronger financial position as we move forward.

ITEM 7  Financial  Statements

The information required hereunder is included in this report as set forth in the "Index to Financial Statements on page F-1.

ITEM 8 Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

     None

ITEM 8(A)  Controls  and  Procedures

Kent Watts, our Chief Executive Officer and our Chief Financial Officer, has concluded that that our disclosure controls and procedures are appropriate and effective. Mr. Watts has evaluated these controls and procedures as of the end of the period covered by this report on Form 10-KSB. There were no significant changes in the our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-14(b) or Rule 15d-14(b) that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8(B) Other Information

On June 2, 2004, Harold A. Poling was elected to the Board of Directors. There are no arrangements pursuant to which he was elected. We have no standing committees; therefore he does not serve on any committee. However, in the event that we create an Audit Committee we expect to appoint him to the Audit Committee. There are no related party transactions between Mr. Poling and Hyperdynamics that would be required to be disclosed under Item 404 (a) of Regulation S-B.

PART  III

ITEM 9 Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(A) of the Exchange Act

Executive Officers and Directors

The following table sets forth the names and positions of each of our executive officers and directors.

Name               Position                            Age
----------------------------------------------------------
Kent Watts        Director, Chief Executive Officer,    46
                  and Chief Financial Officer

Robert J. Hill    Director                              50

Harry J. Briers   Director, Vice President-Operations   41
                  Chief Operating Officer

Harold A. Poling  Director                              79

Lewis Ball        Secretary                             73

Directors are elected annually and hold office until the next annual meeting of our stockholders or until their successors are elected and qualified. We have no standing committees of the Board of Directors. Officers are elected annually and serve at the discretion of the Board of Directors. There is no family relationship between or among any of the directors and our executive officers. Board vacancies are filled by a majority vote of the Board.

Kent Watts, age 46, became Chairman of the Board of Directors and was named the Company's President and Chief Executive Officer (CEO) and Chief Financial Officer (CFO) on June 4, 1997. Mr. Watts has been a certified public accountant in Texas since 1985 and a licensed real estate broker since 1979. He received a Bachelor of Business Administration Degree from the University of Houston in 1983. Mr. Watts founded MicroData Systems, Inc., a former subsidiary of the Company, in 1988 and was MicroData's CEO until he became President and Chief Executive Officer of HyperDynamics Corporation. He has extensive experience designing and working with integrated communications network systems and management information systems; additionally he designed the Company's first Integrated Technology Center. He continues to fulfill the dual role as CEO and CFO. As the Company's CEO and Chairman of the Board, he remains primarily responsible for managing the Company's strategic direction and focus on the vertical oil and gas industry. As CFO he manages the capital structure and financing requirements for the company, while overseeing and insuring the Company's compliance with all government reporting requirements as well as any legal issues involving the Company. He holds no other directorships.

Robert J. Hill, age 50, served as our Chief Operating Officer between June 1996 and June 1997. In July, 1997, Mr. Hill was appointed vice-president of the Company and he resigned that position in October 2002. Before joining Hyperdynamics, Mr. Hill served for two years as vice president of Hudson Trinity Incorporated, a privately held Internet Service Provider and network engineering company that also contracted senior network engineers to Loral Space Systems, Inc., the principal civilian contractor for the design, development and installation of NASA's new manned space flight control center. Previously, Mr. Hill served for three years as Acquisition Manager for Loral Space Systems, Inc. Mr. Hill has earned an MBA degree from South Eastern Institute of Technology and a BA degree from the State University of New York at Potsdam. Mr. Hill currently serves the Company as a Director. He currently works as a major account executive at XO Communications and he holds no other directorships.

Harry James Briers, age 41, has been a Director since March 2, 2000. He served as the Director of Integrated Information Systems when he joined the company in May 1998. Mr. Briers was also elected as Vice President of Operations for HyperDynamics Corporation and named the Chief Operating Officer. He became the Company's Executive Vice President in October 2002. From 1988 until May 1998, Mr. Briers owned and operated Perfect Solutions, a software consulting firm in Houston, Texas. He has extensive experience in the sale and implementation of mission critical software applications. Prior work experience included consulting for Ernst & Young in their Entrepreneurial Services Group. Mr. Briers has a BS in Accounting and an MBA from the University of Houston-Clear Lake. Mr. Briers continues to operate substantially in a dual service mode. As Executive Vice President he is responsible for managing the daily operations for production of integrated seismic services and he is heavily involved in the marketing and sales of the Company's services including the performance of the responsibilities regarding the Company's oil and gas farmout of the Guinea concession. Mr. Briers also continues to serve as a director for the Company. He holds no other directorships.

Mr. Harold A. Poling, age 79, was elected as the Company's fourth director on June 2, 2004. He is a former chairman of the board and chief executive officer
(CEO) of Ford Motor Co. After finishing his MBA in accounting, he took a job with Ford in 1951. As head of Ford of Europe, he guided the subsidiary to record earnings. He moved to Ford's North American Operations prior to being named president and chief operating officer, then vice chairman and chief operating officer, and then chairman and CEO of Ford Motor Co., the world's second-largest auto maker. He served as a member of their board of directors from May 1979 until January 1994, and was elected chairman in March 1990. He became a member of the Office of the Chief Executive in November 1984. He retired from Ford in January 1994. Currently, Poling serves as the chairman of The PGA Tournament Players Club of Michigan and is also the chairman for Eclipse Aviation Corp. He is a director of Flint Ink Corp., Monmouth (Ill.) College Senate, and William Beaumont Hospital where he is also a trustee. He is additionally a member of the board of trustees of Spring Arbor University. Mr. Poling has also served on the boards of ArvinMeritor, Royal Dutch Shell, Kellogg, and is a past director of the Professional Golf Association's (PGA) Tour Policy Board.

Lewis E. Ball, age 74, has served as the secretary of the Company since 1997 and as the Chief Financial Officer from June 1996 to January 1997. Mr. Ball has been a financial consultant to a number of companies since 1993. Mr. Ball has served as a director of JVWeb, Inc. since 1997 and as secretary and treasurer of JVWeb, Inc. since 1998. Mr. Ball has many years of industry experience as a Chief Financial Officer with Stevenson Services, Inc. and Richmond Tank Car Company (from 1983 to 1993). Mr. Ball is a Certified Public Accountant and a Certified Management Accountant. Mr. Ball has a B.B.A. in Finance from the University of Texas, and he did post-graduate work in accounting at the University of Houston. He holds no other directorships.

Section 16(a) Beneficial Ownership Reporting Compliance

We have reviewed the Forms 3 and 4 submitted to us relating to fiscal 2004. We have found that Harry Briers, Robert J. Hill, Harold Poling, DJX Ltd, and Kent Watts have filed all required Form 3's and 4's during fiscal 2004. However, some of the required forms were not timely filed. The following table summarizes the results of our review.

Name            Form type  Number of         Number of transactions
                           Forms filed late      reported late
Harry Briers    4          5                 42
Robert J. Hill  4          4                 12
Harold Poling   3          1                 N/A
DJX Ltd         3          1                 N/A
DJX Ltd         4          2                 2
Kent Watts      4          3                 11

Code of Ethics

We have adopted a Code of Ethics for our senior executive and financial officers the form of which is attached hereto as Exhibit 14.1.

ITEM 10 Executive Compensation

SUMMARY COMPENSATION TABLE

The following table reflects all forms of compensation for the fiscal years ended June 30, 2002, 2003, and 2004 for services provided by our named executive officers.

                 ANNUAL COMPENSATION                            LONG TERM COMPENSATION
                                                               AWARDS             PAYOUTS
                                             OTHER                   SECURITIES                 ALL
                                             ANNUAL    RESTRICTED    UNDERLYING                OTHER
NAME AND                                      COMP-       STOCK     OPTIONS SARS     LTIP      COMP-
PRINCIPAL             SALARY      BONUS     ENSATION     AWARDS                    PAYOUTS   ENSATION
POSITION       YEAR     $           $           $           $             #           $          $
Kent Watts     2004  $100,000  $171,062(4)  $     -0-  $       -0-          -0-             $     -0-
(1)
Chief          2003   100,000   147,314(3)        -0-          -0-  1,100,000(3)  $    -0-        -0-
Executive
Officer and    2002   100,000   114,123(2)        -0-          -0-    400,000(2)       -0-        -0-
Chief
Financial
Officer

Harry          2004  $ 95,000  $132,861(4)  $     -0-  $       -0-          -0-   $    -0-  $     -0-
Briers
Chief          2003    87,100   147,314(3)        -0-          -0-  1,100,000(3)       -0-        -0-
Operating
Officer and    2002    79,200   114,123(2)        -0-          -0-    400,000(2)       -0-        -0-
Vice
President of
Operations

(1) On July 21, 1999, our Board of Directors unanimously agreed to the terms of an "Executive Employment Agreement" for Kent Watts. The Agreement was duly executed on July 21, 1999 which establishes Mr. Watts as our President, Chief Executive Officer (CEO), and Chief Financial Officer (CFO). In the agreement we note that we intend to hire a new CFO at the time the board deems it to be beneficial. At that time, Mr. Watts will continue his responsibilities as President and CEO and he will relinquish his duty as CFO. As of June 30, 2004, Mr. Watts is still acting as our CFO. The contract allows for a base salary of $100,000 annually with a performance based incentive salary based on 5% of adjusted net income, up to an additional $100,000 in salary. Therefore, maximum salary under the Agreement is $200,000 annually. This agreement has been renewed on a year-by-year basis under the same terms.

(2) On July 25, 2001 we approved a warrant package for our officers. Each officer obtained 1,500,000 3-year warrants for restricted common stock with a strike price of $0.40, of which 400,000 warrants were earned in fiscal 2002.

(3) On August 26, 2002, the strike price of the warrants described in Note (2) was reduced to $0.23. The repricing of the warrants was valued as a new grant in fiscal 2003. This table reflects the

$122,857 original fair value of the 400,000 warrants earned during 2003 and $24,457 fair value attributable to the repricing of 1,100,000 warrants for a total of $147,314.

(4) For the year ended June 30, 2004, an additional 400,000 warrants were earned. The original fair value of these warrants, $129,686, and $3,175 attributable to the repricing of these warrants is included in 2004 bonus income.

Option/SAR  Grants  Table

We did not grant any options or SARS to any of our directors or officers during the year ended June 30, 2004.

                AGGREGATE OPTIONS EXERCISED IN LAST FISCAL YEAR
                        AND FISCAL YEAR END OPTION VALUES

                                          NUMBER OF
                                         UNEXERCISED
                                         SECURITIES
                SHARES                   UNDERLYING         VALUE OF UNEXERCISED
               ACQUIRED                OPTIONS AT FYE     IN THE MONEY OPTIONS AT
                  ON        VALUE     EXERCISABLE/UNEXE       FISCAL YEAR END
NAME           EXERCISE    REALIZED       RCISABLE       EXERCISABLE/UNEXERCISABLE
Kent P. Watts
CEO and
Chief
Financial      1,012,805  $2,795,342          0/400,000  $             0/$1,008,000
Officer

Harry Briers
COO and
Vice
President of   1,012,785  $2,795,287          0/400,000  $             0/$1,008,000
Operations

Mr. Watts and Mr. Briers each exercised 1,100,000 warrants in a cashless exercise. Shares sufficient to pay the exercise price and payroll tax withholding at the fair value of Hyperdynamics common stock on the date of exercise, $2.99, were withheld from the shares issued, resulting in net issuances of 1,012,805 and 1,012,785 shares, respectively. All of the remaining warrants were in the money at fiscal year end 2004. Mr. Watts and Mr. Briers hold 400,000 warrants for restricted common stock of which none were vested as of June 30, 2004. Another 400,000 vested in July 2004.

Long-term  Incentive  Plan  Awards  Table

There were no long-term incentive plan awards to any of our officers during the year ended June 30, 2004.

Director  Compensation

There were no options or other compensation granted by the board for services rendered during the fiscal year ended 2004. There have been no director meeting expense reimbursements for 2004 and 2003.

Employment contracts and termination of employment and change-in-control arrangements

Other than Kent Watts' employment contract, as disclosed in Note 1 to the Summary Compensation Table, there are no employment contracts nor are there termination of employment and change-in-control agreements between Hyperdynamics and its executive officers.


ITEM 11 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters


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
                       OUTSTANDING OPTIONS,    OUTSTANDING OPTIONS,    REFLECTED IN COLUMN
                        WARRANTS AND RIGHTS    WARRANTS AND RIGHTS             (a))

PLAN CATEGORY                   (a)                    (b)                     (c)
---------------------  ---------------------  ----------------------  ----------------------
Equity compensation
plans approved by
security holders                           0                     N/A                       0

Equity compensation
plans not approved by
security holders                   2,951,000  $                 0.43                  44,453

     TOTAL                         2,951,000  $                 0.43                  44,453

The Stock and Stock Option Plan of Hyperdynamics was adopted May 7, 1997 and amended on December 3, 2001. We have 44,453 shares available to be issued or granted pursuant to the Plan.

Under the Stock and Stock Option plan, options will vest over a five-year or other negotiated period and will have a strike price set at the time of grant and based on the then current market value of the stock. Our President has the authority as given by the Board of Directors to negotiate stock option agreements with corporate consultants as well.

We presently have warrants to purchase 2,951,000 shares of common stock at a weighted average price of $0.43 per share which are currently outstanding and were issued pursuant to individual compensation plans to officers, employees, and consultants.

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


Security Ownership of Certain Beneficial Owners

The following table sets forth certain information at September 9, 2004, with respect to the beneficial ownership of shares of Common Stock by (1) each person who owns beneficially more than 5% of the outstanding shares of Common Stock,
(2) each of our directors, (3) each of our executive officers, and (4) all of our executive officers and directors as a group.

Name and Address of Beneficial               Shares Beneficially Owned
Owner                                         Number          Percent
Kent Watts                            23,016,546(1)            36.9%
9700 Bissonnet
Suite 1700
Houston, Texas 77036

Robert J. Hill                        1,220,482 (2)             2.0%
9700 Bissonnet,
Suite 1700
Houston, Texas 77036

Harry James Briers                    1,978,743 (3)             3.1%
9700 Bissonnet,
Suite 1700
Houston, Texas 77036

Harold A. Poling                        325,000 (4)             0.5%
Fairlane Plaza North
290 Town Center Drive, Ste 322
Dearborn Mi  48126

Lewis E. Ball                                 8,000             0.0%
9700 Bissonnet
Suite 1700
Houston, Texas  77036

DJX Ltd.                              20,185,185(5)            32.4%
4438 West 10th Avenue
Vancouver, BC V6R4R8

All directors and executive              26,548,771             42.6%
officers as a group

(1) This amount includes 2,431,361 shares of common stock; currently exerciseable warrants to purchase 400,000 shares at $0.23; and 20,185,185 shares deemed as indirectly owned by Kent P. Watts based on his relationship with DJX Ltd., whose shares he presently has the authority to vote and which is half owned by his minor children (See Note 5).

(2) This amount consists entirely of common stock.

(3) This amount includes 1,578,743 shares of common stock and currently exerciseable warrants to purchase 400,000 shares at $0.23.

(4) This amount includes 200,000 shares of common stock and currently exerciseable warrants to purchase 125,000 shares at $0.25.

(5) On May 31, 2001 a stock exchange agreement was completed to acquire SCS as a wholly owned subsidiary. We issued 2,725 shares of Series B Preferred Stock to pay for the acquisition. Each share of Series B Preferred Stock carries a $1,000 per share face value and is convertible by written request into common stock at the lesser of $0.135 per share or 50% of the closing bid price on conversion. On June 30, 2004 the closing bid price was $2.52 per share. Thus if 100% of this series B Preferred was converted at the lesser $0.135 amount per share, the shares common stock shares issued would be 20,185,185. This presentation is prepared as if full conversion has occurred. DJX Ltd. is a foreign corporation whose shareholders are the grand children of Ernest M. Watts, the father of Kent
P. Watts, our Chairman, CEO, and President. Kent Watts currently exercises voting rights of DJX shares.

ITEM 12 Certain Relationships and Related Transactions

On November 14, 2003, a Master Public Relations Consulting Agreement was signed with Michael E. Watts, the brother of Kent Watts, the Chairman and CEO. The Agreement affirmed and established Michael Watts as the primary consultant with the responsibility to help manage the public relations, general investor relations, and shareholder communications, in agreement with management. In the Agreement Michael Watts was authorized and required to communicate publicly known information to shareholders and potential shareholders and to help in all reasonable ways to convey the history and story of Hyperdynamics with the goal to increase the interest of all investors in investing in Hyperdynamics publicly traded stock. The agreement additionally authorized Michael Watts to subcontract public relations services to other firms and consultants. It was contemplated that these sub-contracts would include but not necessarily be limited to setting up public relations agents in different parts of the country. The total compensation for this Master Public Relations Consulting Agreement and all underlying sub-contracts as described hereunder is a total of 2,000,000 warrants with a strike price of $0.50 for each share of restricted, 144 common stock. During January and April 2004, Hyperdynamics granted an aggregate of 1,200,000 of the warrants (of which 480,000 were vested as of June 30, 2004) under the Master Public Relations Consulting Agreement to a company of which Michael Watts is president and we granted 800,000 (of which 320,000 were vested as of June 30, 2004) of the warrants under the Master Public Relations Consulting Agreement to unrelated third parties.

This compensation was designed to encourage the long-term commitment to the market developing work being performed in the maintenance of our informed and orderly market. As such, it is believed that significant incentive is in place for all public relations consultants, agents, and sub-contractors to continually work in communicating the Hyperdynamics story and opportunity. This agreement with Michael Watts may be canceled by the company at any time by giving a 30 day written notice.

During the year ended June 30, 2004, Michael Watts received payment of $699,951 cash to pay for offering costs on private subscription agreements and warrants exercised. Additional offering costs will also be paid on 3,732,403 warrants purchased by private investors should they be exercised in the future. If all of these warrants were exercised, Mr. Watts would receive approximately $712,000 to pay these additional costs.

ITEM 13  Exhibits

     Exhibit  14.1  -  Code  of  Ethics

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


ITEM 14  Principal  Accountant  Fees  and  Services


AUDIT FEES

Malone and Bailey, PLLC billed us in the aggregate amount of $34,510 and $28,250 for professional services rendered for their audit of our annual financial statements and their reviews of the financial statements included in our Forms 10-KSB for the years ended June 30, 2004 and June 30, 2003, respectively.

AUDIT-RELATED FEES

Malone and Bailey, PLLC did not bill us for, nor perform professional services rendered for assurance and related services that were reasonably related to the performance of audit or review of the Company's financial statements for the years ended June 30, 2004 and June 30, 2003.

FINANCIAL INFORMATION SYSTEMS DESIGN AND IMPLEMENTATION FEES

For the fiscal years ended June 30, 2004 and June 30, 2003, Malone and Bailey, PLLC did not bill us for, nor perform, any financial information systems design or implementation. For the fiscal years ended June 30, 2004 and June 30, 2003, we were not billed for professional services from any other accounting firm for information systems design or implementation.

TAX FEES

Malone and Bailey, PLLC billed us in the aggregate amount of $3,740 and $0 for professional services rendered for tax related services for the years ended June 30, 2004 and June 30, 2003, respectively.

ALL OTHER FEES

We were not billed for any other professional services for the fiscal year ended June 30, 2004.

AUDITOR  INDEPENDENCE

Our Board of Directors considers that the work done for us in the year ended June 30, 2004 by Malone and Bailey, PLLC is compatible with maintaining Malone and Bailey, PLLC.'s independence.

AUDITOR'S  TIME  ON  TASK

All of the work expended by Malone and Bailey, PLLC on our June 30, 2004 audit was attributed to work performed by Malone and Bailey, PLLC's full-time, permanent employees.


Signatures

In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized,

                                                       HyperDynamics Corporation

                                                              By: /s/ Kent Watts
                                                              ------------------
                                              Kent Watts, Chairman of the Board,
                            Chief Executive Officer, and Chief Financial Officer
                                                        Date: September 28, 2004

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                         Title                    Date

/s/ Kent Watts         Chairman of the Board,       September 28, 2004
--------------------   Chief Executive Officer and
Kent Watts             Chief Fin1ancial Officer

/s/ Robert Hill        Director                     September 28, 2004
---------------------
Robert Hill

/s/Harold A. Poling    Director                     September 28, 2004
---------------------
Harold A. Poling

/s/ Harry J. Briers   Director                     September 28, 2004
---------------------
Harry J. Briers

                            HYPERDYNAMICS CORPORATION
                          Audited Financial Statements
                          Index To Financial Statements

                                                            Page
Independent Auditor's Report                                F-2

Consolidated Balance Sheet as of June 30, 2004              F-3

Consolidated Statements of Operations for the years ended
  June 30, 2004 and 2003                                    F-4

Consolidated Statements of Changes in Stockholders' Equity
                                                            F-5
  for the years ended June 30, 2004 and 2003

Consolidated Statements of Cash Flows for the years ended
  June 30, 2004 and 2003                                    F-7

Notes to Financial Statements                               F-9

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
  HyperDynamics  Corporation
  Houston,  Texas

We have audited the accompanying consolidated balance sheet of HyperDynamics Corporation and subsidiaries as of June 30, 2004, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the two years then ended. These financial statements are the responsibility of HyperDynamics' management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HyperDynamics Corporation as of June 30, 2004, and the results of its operations and its cash flows for each of the two years then ended, in conformity with accounting principles generally accepted in the United States of America.


MALONE  AND  BAILEY,  PLLC
www.malone-bailey.com
Houston,  Texas

September 16, 2004

                            HYPERDYNAMICS CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                  June 30, 2004

                                     ASSETS
Current Assets
  Cash                                                                    $  3,149,441
  Restricted certificate of deposit                                            129,750
  Accounts receivable, net of allowance for doubtful accounts of $16,451        28,244
  Inventory                                                                     83,730
  Other current assets                                                         130,551
                                                                          -------------
    Total Current Assets                                                     3,521,716

Property and equipment, net of accumulated
  depreciation of $207,667                                                     406,821
Other Assets
  Unproved Oil and Gas Properties, using Full Cost Method of Accounting      3,191,565
  Restricted certificate of deposit                                             65,445
  Deposits                                                                      21,632
  Customer list, net of accumulated amortization of $4,441                      75,483
                                                                          -------------
Total other assets                                                           3,354,125
                                                                          -------------
     TOTAL ASSETS                                                         $  7,282,662
                                                                          =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Current portion of installment notes payable                            $    126,670
  Accounts payable and accrued expenses                                        319,231
  Accounts payable seismic data                                                650,000
  Customer deposits                                                              3,264
  Note payable                                                                 281,250
  Dividends payable                                                            352,953
  Dividends payable to related party                                           163,500
                                                                          -------------
    Total Current Liabilities                                                1,896,868

Long-term portion of installment notes payable                                  43,372
Deferred rent                                                                  141,482
Mandatorily redeemable preferred stock, net of $25,750
   unamortized offering costs and $206,000 unamortized discount                540,750
                                                                          -------------
     TOTAL LIABILITIES                                                       2,622,472
                                                                          -------------

Commitments and Contingencies

Stockholders' Equity
  Convertible preferred stock, par value $.001;
    stated value $1,000; 20,000,000 authorized;
    Series A - 1,945 shares issued and outstanding                                   2
    Series B - 2,725 shares issued and outstanding                                   3
  Common Stock, par value $.001; 50,000,000 shares
    authorized; 41,206,953 shares issued and outstanding                        41,207
  Additional paid in capital                                                19,086,822
  Accumulated deficit                                                      (14,467,844)
                                                                          -------------
Total Stockholders' Equity                                                   4,660,190
                                                                          -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $  7,282,662
                                                                          =============

See accompanying summary of accounting policies and notes to financial statements.

                            HYPERDYNAMICS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  Years Ended June 30, 2004 and 2003 (Restated)

                                                                 2003
                                                   2004       (Restated)
                                               ------------  -------------
Revenues                                       $    38,344   $    468,022

Operating Expenses
  Cost of revenues                                 207,200        469,158
  Selling                                           48,568         38,745
  General and administration                     2,746,420      1,493,820
  Impairment                                                      704,061
  Depreciation and amortization                     61,004        176,938
  (Gain) loss on retirement and sale of assets                     (5,431)
                                               ------------  -------------
    Total Operating Expenses                     3,063,192      2,877,291
                                               ------------  -------------
      LOSS FROM OPERATIONS                      (3,024,848)    (2,409,269)
                                               ------------  -------------

Other Income (Expense)
  Interest expense                              (  474,463)    (   55,407)
  Interest income                                    8,268          6,139
                                               ------------  -------------

    Total Other Income (Expense)                (  466,195)    (   49,268)
                                               ------------  -------------

      NET LOSS                                  (3,491,043)    (2,458,537)

      Preferred dividend requirement            (  186,779)    (  186,779)
                                               ------------  -------------

NET LOSS CHARGEABLE TO COMMON SHAREHOLDERS     $(3,677,822)  $ (2,645,316)
                                               ============  =============


Basic and diluted loss per common share        $      (.12)  $       (.12)
Weighted average shares outstanding             31,938,926     22,580,526

See accompanying summary of accounting policies and notes to financial statements.

                            HYPERDYNAMICS CORPORATION
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  Years Ended June 30, 2004 and 2003 (Restated)

                                             Preferred             Common
                                         Shares    Amount     Shares    Amount
                                        ---------  -------  ----------  -------
Balances, June 30, 2002                     4,670  $     5  21,033,791  $21,034

Common stock issued for:
  - cash                                                     4,371,811    4,372
  - exercise of options                                        573,821      574
  - services                                                   405,526      405
  - accounts payable                                           383,643      384

Issuance of stock options
  and warrants

Preferred stock dividends

Funds raised from sale of warrants
  to purchase Hyperdynamics
  Corporation stock in association
  with SCS Corp. units

Beneficial conversion feature
  associated with convertible
  notes payable to officers

Payment of preferred stock
  dividends in common shares                                   862,915      863

Net loss
                                        ---------  -------  ----------  -------

Balances, June 30, 2003 (restated)          4,670        5  27,631,507   27,632

Common stock issued for:
  - cash, net                                                8,575,543    8,576
  - exercise of options for cash, net                          179,000      179
  - cashless exercise of options, net
     of 257,070 shares returned                              2,976,263    2,976
  - services                                                   181,250      181
  - accounts payable                                            35,489       35
  - conversion of notes payable                              1,595,573    1,596
  - acquisition of HYD Resources                                32,328       32

Issuance of stock options
  and warrants

Preferred stock dividends

Funds raised from sale of warrants
  to purchase Hyperdynamics
  Corporation stock in association
  with SCS Corp. units

Net loss
                                        ---------  -------  ----------  -------
Balances, June 30, 2004                     4,670  $     5  41,206,953  $41,207
                                        =========  =======  ==========  =======

See accompanying summary of accounting policies and notes to financial statements.

                            HYPERDYNAMICS CORPORATION
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  Years Ended June 30, 2004 and 2003 (Restated)
                                   (Continued)

                                         Additional
                                           Paid in      Accumulated
                                           Capital        Deficit        Totals
                                        -------------  -------------  ------------
Balances, June 30, 2002                 $  8,491,055   $( 8,144,706)  $   367,388

Common stock issued for:
  - cash                                     668,628                      673,000
  - exercise of options                      116,065                      116,639
  - services                                 112,216                      112,621
  - accounts payable                         105,336                      105,720

Issuance of stock options
  and warrants                               500,427                      500,427

Preferred stock dividends                               (   186,779)   (  186,779)

Funds raised from sale of warrants
  to purchase Hyperdynamics
  Corporation stock in association
  with SCS Corp. units                        35,903                       35,903

Beneficial conversion feature
  associated with convertible
  notes payable to officers                  243,934                      243,934

Payment of preferred stock
  dividends in common shares                 171,720                      172,583

Net loss                                                ( 2,458,537)   (2,458,537)
                                        -------------  -------------  ------------
Balances, June 30, 2003 (Restated)        10,445,284    (10,790,022)   (  317,101)

Common stock issued for:
  - cash, net                              5,870,237                    5,878,813
  - exercise of options for cash, net         67,071                       67,250
  - cashless exercise of options, net
     of 257,070 shares returned           (   27,948)                  (   24,972)
  - services                                 393,557                      393,738
  - accounts payable                          76,204                       76,239
  - conversion of notes payable              266,460                      268,056
  - acquisition of HYD Resources              93,718                       93,750

Issuance of stock options
  and warrants                             1,783,642                    1,783,642

Preferred stock dividends                               (   186,779)   (  186,779)

Funds raised from sale of warrants
  to purchase Hyperdynamics
  Corporation stock in association
  with SCS Corp. units                       118,597                      118,597

Net loss                                                ( 3,491,043)   (3,491,043)
                                        -------------  -------------  ------------
Balances, June 30, 2004                 $ 19,086,822   $(14,467,844)  $ 4,660,190
                                        =============  =============  ============

See accompanying summary of accounting policies and notes to financial statements.

                            HYPERDYNAMICS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years Ended June 30, 2004 and 2003 (Restated)

                                                                     2003
                                                      2004        (Restated)
                                                  -------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                        $ (3,491,043)  $(2,458,537)
Adjustments to reconcile net loss to cash
  used in operating activities:
    Depreciation and amortization                       61,004       176,938
    Stock issued for services                                        112,621
    Options and warrants issued                      1,783,642       500,427
    Beneficial conversion feature associated
      with convertible notes payable to officers       249,066        18,990
    (Gain)/loss on disposition of assets                          (    5,431)
    Impairment                                                       704,061
    Bad debt expense                                (      216)       11,671
    Accretion of interest and amortization of
     offering costs of mandatorily redeemable
     preferred stock                                   231,750
   Shares withheld from cashless exercise of
     Options                                        (   24,972)
Changes in assets and liabilities
    Accounts receivable                             (   20,853)        8,765
    Inventory                                       (   28,261)        1,034
    Other current assets                                   234         5,324
    Accounts payable and accrued expenses           (   98,358)      345,050
    Accrued officer salaries                                         110,330
    Customer deposits                                             (   36,878)
    Change in deferred rent                              9,577         9,576
                                                  -------------  ------------
NET CASH USED IN OPERATING ACTIVITIES              ( 1,328,430)   (  496,059)
                                                  -------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment               (  129,112)    (  35,932)
  Decrease in restricted cash                           86,391        82,724
  Proceeds from sale of assets                                        39,356
  Investment in unproved property                   (1,900,990)    ( 321,233)
  Return of deposit                                      1,800
                                                  -------------  ------------
NET CASH USED IN INVESTING ACTIVITIES              ( 1,941,911)   ( 2354,085)
                                                  -------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from sale of common stock, net            5,878,813       673,000
  Proceeds from exercise of options, net                67,250       116,639
  Proceeds from sale of units consisting of
   warrants in Hyperdynamics and preferred
   stock in subsidiary, net of $39,500
   offering cost                                       355,500       108,000
  Payments on installment debt                      (   57,798)   (   19,493)
                                                  -------------  ------------

NET CASH PROVIDED BY FINANCING ACTIVITIES            6,243,765       878,146
                                                  -------------  ------------

See accompanying summary of accounting policies and notes to financial statements.

                            HYPERDYNAMICS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years Ended June 30, 2004 and 2003 (Restated)
                                   (Continued)

                                                                       2003
                                                           2004     (Restated)
                                                        ----------  -----------
Net Change In Cash                                       2,973,424      147,002
    CASH AT BEGINNING OF PERIOD                            176,017       29,015
                                                        ----------  -----------
    CASH AT END OF PERIOD                               $3,149,441  $   176,017
                                                        ==========  ===========

SUPPLEMENTAL DISCLOSURES
  Interest paid in cash                                 $   10,100  $    21,107
  Income taxes paid in cash                                      -            -

NON-CASH TRANSACTIONS
  Issuance of common stock for accounts payable         $   76,239  $   105,720
  Payment of preferred stock dividends in
    common shares                                                       172,583
  Conversion of accrued officer salary to
    convertible notes payable to officers net of
    amortized discount                                                  224,944
  Conversion of notes payable to common stock              268,056
  Issuance of stock for oil and gas properties             393,738
  Purchase of HYD Resources for stock and note payable     375,000


See accompanying summary of accounting policies and notes to financial statements.

                            HYPERDYNAMICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

Nature of business. HyperDynamics Corporation (Hyperdynamics) is a Delaware corporation formed in March 1996. HyperDynamics utilizes its integrated technology infrastructure to provide support to its wholly-owned subsidiaries, SCS Corporation (SCS) and HYD Resources Corporation (HYD). Through SCS, HyperDynamics focuses on oil and gas company services, such as seismic data management, and derives a portion of its revenue from the conversion of seismic data from tape media to modern media, such as DVD computer technology. SCS also began operations in oil and gas exploration, seismic data acquisition, processing, and interpretation in late fiscal 2002. In April 2004, Hyperdynamics acquired HYD, which performs oil field services work in Louisiana.

The  fiscal  year-end  is  June  30.

Basis of presentation. The consolidated financial statements include the accounts of HyperDynamics and its wholly-owned subsidiaries, SCS and HYD Resources. Significant inter-company accounts and transactions have been eliminated.

Reclassifications. Certain amounts in the fiscal 2003 financial statements have been reclassified to conform with the fiscal 2004 financial statement presentation.

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

Restricted cash is a certificate of deposit at a bank that collateralizes a letter of credit supporting HyperDynamics' lease commitment. The CD matures on May 9, 2005 and accrues interest at .75% annually. HyperDynamics plans to renew it next year and the amount will be reduced to coincide with reduction in the Letter of Credit in favor of HyperDynamics' Landlord. The restriction on the CD will be lifted according to the following schedule: $129,750 on November 1, 2004 and $65,445 on November 1, 2005.

Revenue recognition. Revenue from tape conversions, consulting, and oil field services is recognized when services are rendered. While contracts to perform such services might last multiple years, provisions allow for periodic billing based on what services have been performed during each period. Revenue from hardware, software, and equipment sales is recognized when goods are shipped.

Accounts receivable are written down to reflect management's best estimate based upon known specific analysis, historical experience, and other currently available evidence of the net collectible amount.

Inventory consists of oil field equipment and is stated at the lower of cost or market using the first-in first-out basis (FIFO).

Other current assets consist of interest income receivable of $167 and prepaid insurance of $130,384.

Long-lived Assets. Property and equipment are stated on the basis of historical cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the assets of 3 - 5 years.

Customer list is the customer base of the former owners of HYD. It is being amortized straightline over 36 months.

The Company follows Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, by reviewing such assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment loss recognized is the excess of the carrying amount over the fair value of the asset. Hyperdynamics has no impairment in the year ended June 30, 2004.

Accounts  payable  and  accrued  expenses  consist  of  the  following:

Accounts payable                  $252,601
Accrued payroll                     17,378
Taxes payable                       29,945
Accrued warranty                     1,831
Current portion of deferred rent    17,476
                                  --------
                                  $319,231
                                  ========

Deferred rent represents the difference between the rent expense per month as calculated based on the total contractual payments specified over the 10-year period of the lease and the actual monthly rent paid. It arises because the initial 6 months of the lease were free and because the rent payment increases after the 60th month of the lease. The deferral will reverse beginning in the year ending June 30, 2005.

Income taxes are computed using the tax liability method of accounting, whereby deferred income taxes are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates that will be in effect when the differences reverse.

HyperDynamics accounts for stock options issued to employees under the recognition and measurement principles of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

The basic net loss per common share is computed by dividing the net loss chargeable to common stockholders by the weighted average number of common shares outstanding.

Diluted net loss per common share is computed by dividing the net loss applicable to common stockholders, adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the years ended June 30, 2004 and 2003, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

Recently issued accounting pronouncements. HyperDynamics does not expect the adoption of recently issued accounting pronouncements to have a significant impact on HyperDynamics' results of operations, financial position or cash flow.


NOTE  2  -  ACQUISITION  OF  HYD  RESOURCES  CORPORATION

In April 2004, Hyperdynamics purchased 100% of the stock of HYD for $375,000 to be paid in Hyperdynamics common stock in four quarterly installments to be paid between April 2004 and January 2005. At each payment date, $93,750 worth of stock is to be issued; however, in the event that HYD experiences losses, the payment is deferred until it the losses have been recovered. The preliminary purchase price allocation is as follows:

Inventory        $  49,476
Field equipment    245,600
Customer list       82,924
                  --------
Total assets     $ 375,000
Liabilities              0
                  --------
Net Assets       $ 375,000
                  ========


HYD operates as a dealer of used equipment and it provides oil field services, such as well workovers, drilling services, and the repair and leasing of equipment to oil field operators. In conjunction with the purchase of HYD, Hyperdynamics entered into two employment agreements under which Hyperdynamics will pay two employees $3,500 per month. Hyperdynamics may terminate the employment agreements for cause, or if HYD experiences a cumulative net loss any time after the first nine months of operation.

Additionally, the employment agreements stipulate that bonuses, in the form of three contingent notes payable, of up to $856,000 will be paid based upon HYD's net income over the next five years. The payments will be 25% of the net income for the quarter, if there is net income after offsetting any losses from previous quarters. As of June 30, 2004, HYD had a net loss of approximately $90,000.

NOTE  3  -  PROPERTY  AND  EQUIPMENT

A  summary  of  property  and  equipment  is  as  follows:

Computer equipment and software                    3 years   $193,400
Office equipment and furniture                     5 years     13,892
Other equipment                                    5 years    407,196
                                                            ---------
      Total cost                                              614,488
Less:  accumulated depreciation and amortization            (207,667)
                                                            ---------

      Net carrying value                                     $406,821
                                                             ========

Hyperdynamics reviews assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. During the year ended June 30, 2004, there was no impairment of Hyperdynamics' assets. During the year ended June 30, 2003, Hyperdynamics had a goodwill impairment of $380,000 and an asset impairment of $354,061.


NOTE  4  -  UNPROVED  OIL  AND  GAS  PROPERTIES

On November 8, 2002, SCS, HyperDynamics' wholly-owned subsidiary, agreed to modify their previous joint venture arrangement with US Oil Corporation (US Oil) in Guinea Hydrocarbon Resource Corporation (GHRC).

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

b. SCS must perform 3-D or 2-D seismic work for 4,000 kilometers at an estimated cost of $6 million during the First Exploration Period which ended in December 2003. If SCS timely produces this data, it will fulfill its initial exploration phase obligation. SCS has contracted with a third party to perform 2-D seismic work, and this work was completed during 2nd quarter 2004 for a cost of approximately $1,600,000.

c. During the second exploration period, SCS is required to drill at least one exploratory well at an estimated cost of $10 million. The time frame SCS has to complete this is at least four years.

SCS must also pay US Oil up to $1,600,000 if SCS obtains third party financing for this Guinea development project from an oil company partner participating in a working interest purchase or a 3rd party financing company, and a 3% royalty of oil and gas is produced.

To date, $3,191,565 of capital costs has been incurred on this project.


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

Capitalized costs incurred in property acquisition, exploration and development activities as of June 30, 2004 were as follows:

                                      2004
                                   ----------
2-D Seismic work                   $2,145,971
Payments to US Oil made under the
  farmout agreement                    40,000
Geological work                       491,110
Permit fee paid to Guinea             250,452
Seismic data processing               264,032
                                   ----------
                                   $3,191,565
                                   ==========

NOTE  6  -  ACCOUNTS  PAYABLE  SEISMIC  DATA

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

NOTE  7  -  INSTALLMENT NOTES PAYABLE

     Lease payable in 18 equal remaining monthly installments
     of $1,693 including interest at 10% APR, and secured
     by electrical equipment                                    $  28,191

     Vendor settlement payable in 21 equal monthly installments of $1,000 plus a balloon payment of $24,500 due May 1,
     2006, no interest and no collateral                           45,500

     Insurance premium notes payable in 8 variable monthly
     installments beginning at about $12,000 and declining
     per month, including interest at 7.8% APR                     96,351
                                                                ----------
                                                                  170,072
     Less:  current portion                                      (126,670)
                                                                ----------
                                                                $  43,372
                                                                ==========

The  long-term portion is due $21,872 in fiscal 2006 and $21,500 in fiscal 2007.


NOTE  8  -  LETTER  OF  CREDIT

HyperDynamics renewed its letter of credit for $196,335 with Frost Bank, and it now expires on October 31, 2004. The purpose of the letter of credit is to guarantee the lease payments on HyperDynamics' office space. The letter of credit is guaranteed by a security interest in a certificate of deposit with Frost Bank that may not be redeemed until the letter of credit expires. There were no draws against this letter of credit as of June 30, 2004, nor as of September 16, 2004. The letter will be renewed and reduced to $65,445 in October 2004 in accordance with Hyperdynamics' lease.

NOTE  9  -  CONVERTIBLE  NOTES  PAYABLE  TO  OFFICERS

As of June 30, 2003, Hyperdynamics had settled $243,934 of accrued salary payable to officers by entering into convertible notes payable, due December 31, 2007, with those officers. The $243,934 accrued interest at 12% per annum and the principal and interest were convertible in blocks of $10,000 at the option of the holder at a price of 60% of the lowest closing market price in the six months predating the conversion date at any time prior to December 1, 2007. The discount at the option of the holder created a beneficial conversion feature for each note, which was discounted in the year ended June 30, 2003 for $243,934 with the offset to additional paid in capital. The discount will be accreted over the term of the notes until maturity, payoff or conversion and charged to interest expense.

During the quarter ended December 31, 2003, Hyperdynamics' officers converted their convertible notes payable, which at that time totaled $268,056 in principal and interest. The conversion price was $.168. This resulted in the issuance of 1,595,573 shares. Hyperdynamics delivered 1,227,764 shares issued pursuant to the notes payable on December 31, 2003 and 367,809 shares, the balance of the shares issued pursuant to the notes payable, on January 14, 2004.


NOTE  10  -  MANDATORILY  REDEEMABLE  PREFERRED  STOCK

As of June 30, 2004, 5.15 units consisting of 5.15 shares of SCS Series A Preferred Stock and warrants to purchase 257,500 shares of Hyperdynamics common stock at $.25 per share had been sold. The portion of the proceeds of these units that is allocable to the SCS preferred stock is $360,500 less $51,500 paid as a cost of offering leaving $309,000. The $51,500 will be amortized until July 1, 2005, the date on which the stock is redeemable at the stockholders' option. As of June 30, 2004, amortized offering costs were 25,750.

The proceeds were allocated $360,500 to the warrants and $154,500 to the Preferred Stock based on their relative fair market values. The warrants' fair market value was estimated using the Black-Scholes option pricing model. Variables used in the Black-Scholes option pricing model include (1) 3.0% risk-free interest rate, (2) expected warrant life is five years, the actual remaining life of the warrant, (3) expected volatility is the actual historical stock price fluctuation volatility and (4) zero expected dividends. The fair market value of the preferred stock was estimated as the discounted present value, using a discount rate of 30%, of the amount redeemable at the option of the holder, $150,000, on July 1, 2005, which is the first date that the preferred stock is redeemable at the holder's option. Hyperdynamics will periodically increase the carrying amount of the preferred stock such that the carrying value on June 30, 2005 will equal $150,000 per unit.

The preferred stock is redeemable at SCS's option in the amount of $125,000 per share between July 1, 2004 and June 30, 2005. Additionally, in the event that SCS issues common stock that is traded on a public market and the SCS common stock trades at a price of at least $2 per share for ten consecutive trading days on such market, each share of preferred stock will be automatically and mandatorily converted to 100,000 shares of SCS common stock.


NOTE  11  -  INCOME  TAXES

Income taxes are not due since HyperDynamics has had losses since inception. HyperDynamics has deductible net operating losses of approximately $1,660,000 in fiscal 2004 and approximately $1,850,000 in fiscal 2003, which each can be carried forward for 20 years.

Deferred tax assets        $ 2,255,000
Less: valuation allowance   (2,255,000)
                           ------------
Net deferred taxes         $         0
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

NOTE 12 - PREFERRED STOCK

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

As of June 30, 2003, $275,174 in dividends were accrued. 2004 dividends of $77,779 have been accrued, resulting in total accrued Series A dividends of $352,953 as of June 30, 2004.

2,725 shares of Series B Convertible Preferred Stock were issued for the acquisition of SCS Corporation on May 31, 2001. The stated value is $1,000 per share and the par value is $.001. Each Series B share may vote 7,408 common shares for a total of 20,186,800 votes. The shares are convertible to common stock at the lesser of $.135 or 50% of the current 5-day average trading price. Series B stockholders are entitled to a 4% cumulative dividend on the stated value, which is payable only upon conversion of the preferred stock. Dividends may be paid in stock or cash at HyperDynamics' option. Dividends accrued on the Series B as of June 30, 2003 were $54,500. In 2004 dividends of $109,000 were accrued, resulting in accrued dividends as of June 30, 2004 of $163,500. Accrued dividends on Series A and Series B stock as of June 30, 2004 totaled $516,453.

If all Preferred Series A and B shares were converted as of June 30, 2004, total common shares outstanding would be approximately 65,260,000 shares.


NOTE  13  -  COMMON  STOCK

During the year ended June 30, 2004, Hyperdynamics issued 35,489 shares of common stock for accounts payable of $76,239. Between November 2003 and March 2004, private investors purchased 8,575,543 shares of common stock and 3,534,903 warrants with an exercise price of $2.00 per share, expiring in second quarter 2006, for $6,532,014. Offering costs were $653,201, resulting in net proceeds of $5,878,813.

Additionally, during the year ended June 30, 2004, Hyperdynamics issued 181,250 shares for services valued at $393,738. Hyperdynamics' officers converted their convertible notes payable during the quarter ended December 31, 2003, which at that time totaled $268,056 in principal and interest, at a price of $.168. This resulted in the issuance of 1,595,573 shares. Hyperdynamics delivered 1,227,764 shares issued pursuant to the notes payable on December 31, 2003 and 367,809 shares, the balance of the shares issued pursuant to the notes payable, on January 14, 2004. During the year ended June 30, 2004, 179,000 warrants were exercised for gross proceeds of $74,500; after offering costs of $7,250, net proceeds were $67,250.

Three Hyperdynamics officers exercised 3,233,333 warrants with an exercise price of $.23 per share in a cashless exercise when Hyperdynamics stock fair market value was $2.99. 257,070 shares were deducted from the shares issued for taxes withheld of $24,976 and the exercise price of $743,667; thus the net exercise was 2,976,263 shares. Finally, during the quarter ended June 30, 2004, Hyperdynamics issued 32,328 shares to pay the first $75,000 installment on the purchase of HYD Resources Corporation (see Note 2).


NOTE  14  -  STOCK  OPTIONS  AND  WARRANTS  /  2003  RESTATEMENT

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

Prior to the quarter ended December 31, 2003, Hyperdynamics accounted for stock options issued to employees under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Hyperdynamics recorded $2,147,000 of stock-based employee compensation costs in previously reported results because certain warrants were accounted for as variable awards beginning in the first quarter of fiscal year ended June 30, 2002 as required by FIN 44. Effective October 1, 2003, Hyperdynamics adopted the fair value recognition provisions of FASB statement 123, Accounting for Stock-Based Compensation. All prior periods presented have been restated to reflect the compensation cost that would have been recognized had the provisions of Statement 123 been applied to all awards granted to employees after January 1, 1995. Thus, the financial statements for the year ended June 30, 2003 do not reflect the $2,147,000 that was previously recorded under APB 25; and $415,412, the fair value of options and warrants issued to employees, has been recorded instead.

During 2004 and 2003, respectively, HyperDynamics issued 2,360,000 and 150,000 warrants to consultants. The compensation cost recognized for these warrants was $1,517,921 and $85,014 for the years ended June 30, 2004 and 2003, respectively, based on the Black-Scholes option pricing model.

During 2004 and 2003, respectively, HyperDynamics issued 2,360,000 and 150,000 warrants to consultants. The compensation cost recognized for these warrants was $1,517,921 and $85,014 for the years ended June 30, 2004 and 2003, respectively, based on the Black-Scholes option pricing model.

During 2004 and 2003, respectively, HyperDynamics issued 333,333 and 4,510,000 warrants to employees. 800,000 warrants were forfeited during the year ended June 30, 2003 due to termination of employment. The compensation cost recognized for these warrants was $265,721 and $415,412 for the years ended June 30, 2004 and 2003, respectively, based on the Black-Scholes option pricing model. In addition to shares issued to consultants and employees, investors purchased 3,732,403 warrants in conjunction with purchases of SCS preferred stock and Hyperdynamics common stock.

The weighted average fair value of the stock options granted during 2004 and 2003 was $1.31 and $.32, respectively. Variables used in the Black-Scholes option-pricing model include (1) risk-free interest rates ranging from 1.5% to 5%, depending on the grant dates and the expected lives of the options, (2) expected option life is the actual remaining life of the options as of the grant date, (3) expected volatility is the actual historical stock price fluctuation volatility and (4) zero expected dividends.

Summary information regarding options and warrants is as follows:

                                         Weighted                Weighted
                                          Average                 Average
                               Options     Share                   Share
                                           Price     Warrants      Price
                             ----------  ---------  -----------  ---------
Year ended June 30, 2003:
  Outstanding, June 30, 2002   164,636   $    1.15   6,272,500   $    1.16

  Granted                                            5,906,463         .24
  Exercised                                         (  573,821)        .20
  Expired                     (164,636)       1.15  (  525,000)       1.21
  Cancelled due to repricing                        (5,585,142)        .48
  Forfeited                                         (  870,000)        .28
                             ----------  ---------  -----------  ---------

Outstanding, year ended
  June 30, 2003                      0   N/A         4,625,000        1.16

Year ended June 30, 2004:
  Granted                                            6,425,736        1.31
  Exercised                                         (3,412,333)        .28
  Expired unused                                    (  355,000)        .83
                             ----------  ---------  -----------  ---------

Outstanding, year ended
  June 30, 2004                      0   N/A         7,283,403   $    1.69
                             ==========  =========  ===========  =========

     Warrants outstanding and exercisable as of June 30, 2004:

                 - - Outstanding - -   Exercisable
                   No. of    Remaining   Number of
Exercise Price     Shares      life       Shares
                 ----------  ---------  -----------
$ .23               800,000    3 years
  .25               197,500    4 years      197,500
  .28                10,000    2 years       10,000
  .50               141,000    1 years      141,000
  .50             2,000,000    3 years      873,000
 2.00             3,534,903    3 years    3,534,903
 5.91               300,000    1 years      300,000
 7.09               300,000    1 years      300,000
                 ----------  ---------  -----------
                  7,283,403               5,356,403
                 ==========               =========

NOTE  15  -  COMMITMENTS  AND  CONTINGENCIES

HyperDynamics and its subsidiaries are involved in a number of routine business disputes that have arisen in the ordinary course of business. HyperDynamics is unable to predict the outcome of these matters, but does not believe that the ultimate resolution of these matters will have a material adverse effect on the financial statements of HyperDynamics. The amounts in dispute total approximately $30,000, which is not accrued.

HyperDynamics leases its office space from AGP Westwood, LTD over a 10-year period. The base monthly rent is $0 for months 1-6, $20,774 for months 7-54, and $24,114 for months 55-120, beginning November 1, 2000. Additional common area maintenance charges will be assessed. At June 30, 2004, future minimum payments are $252,328 in year 2005, $289,364 per year in years 2006-2010, and $120,568 in
2011. Rent expense for the years ended June 30, 2004 and 2003 totaled $274,214 and $268,040, respectively. HyperDynamics has a termination option that may be exercised after 60 months of the lease. If the termination option is exercised, HyperDynamics will be released from the lease after 69 months.

In addition, HyperDynamics is involved in a dispute with its preferred shareholders over conversion rights to common stock and whether monetary damages are due for various claims against the preferred shareholders. The economic effects of and the probable outcome of this contingency are not known.

Hyperdynamics' subsidiary, SCS, has $350,000 remaining of a contingent note payable due to Seacon Computer Systems Inc., the former owners of SCS Corporation's assets.

Hyperdynamics' subsidiary, SCS, will owe USOil $1,600,000 if SCS procures third party funding for the Guinea project (see Note 4).

Hyperdynamics' subsidiary, SCS, has arrangements with one individual and one corporation to provide geological and geophysical services in exchange for Hyperdynamics common stock. Hyperdynamics is obligated under these agreements to issue 41,250 - 46,250 shares per quarter, depending upon the price of Hyperdynamics common stock.

In June 2004, SCS entered into a contract with an unrelated third party to acquire and analyze approximately fifty cores from its Guinea concession for a total cost of $225,000 paid as follows: $25,000 prepayment, $150,000 thirty days from core acquisition, and $50,000 thirty days from completion of the core analysis. SCS made the $25,000

NOTE  16  -  RELATED  PARTY  TRANSACTIONS

Related party transactions include payments to the CEO's brother, Michael Watts, as follows: during the year ended June 30, 2004, Michael Watts, the CEO's brother, received payment of $699,951 cash to pay for offering costs on private subscription agreements and warrants exercised. Additional offering costs will also be paid on 3,732,403 warrants purchased by private investors should they be exercised in the future. If all of these warrants were exercised, Mr. Watts would receive approximately $712,000 to pay these additional costs.

Additionally, 1,200,000 warrants with an exercise price of $.50 per share were issued to a company of which Michael Watts is president for public relations/investor relations services. The warrants vest quarterly from January 2004 through June 2005 and expire July 18, 2007. As of June 30, 2004, 480,000 of these warrants have vested. The value of the 1,200,000 warrants, as computed using the Black-Sholes model, was $2,587,907, of which $959,895 was recognized in the current year. The balance will be recognized in the fiscal year ended June 30, 2005, when they vest.


NOTE  17  -  SUBSEQUENT  EVENTS

During July 2004, Hyperdynamics' subsidiary, SCS Corporation, entered into an agreement with an unrelated third party to provide sub-surface interpretation services for the Guinea concession for $150,000. required prepayment in July 2004 and the acquisition of the cores occurred in August 2004; $150,000 will be due September 26, 2004.