Form 10QSB
period 2004-09-30
HYPERDYNAMICS CORP
filed 2004-11-12
CIK 937136

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934: For the quarterly period ended: September 30, 2004
                                                  ------------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of October 15, 2004, 41,525,703 shares of common stock, $0.001 par value, were outstanding.
     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                Table of Contents

PART I  FINANCIAL INFORMATION

     ITEM 1    Financial Statements                                            3

          Consolidated Balance Sheet as of
               September 30, 2004                                              3

          Consolidated Statements of Operations for the three
               months ended September 30, 2004
               and 2003 (Restated)                                             4

          Consolidated Statements of Cash Flows for the three
               months ended September 30, 2004 and 2003 (Restated)             5

          Notes to Financial Statements                                        6

     ITEM 2    Management's Discussion and Analysis of Financial
               Condition and Results of Operations                             7

     ITEM 3    Disclosure Controls and Procedures                              9


PART II  OTHER INFORMATION

     ITEM 2    Unregistered Sales of Equity Securities
               and Use of Proceeds                                            10

     ITEM 6    Exhibits and Reports on Form 8-K                               10
          (a)  Exhibits
          (b)  Reports on Form 8-K

     SIGNATURES                                                               10

                            Part 1     Financial Information

     ITEM 1   Financial Statements

                               HYPERDYNAMICS CORPORATION
                               Consolidated Balance Sheet
                                   September 30, 2004

Assets
Current Assets
  Cash                                                                    $  2,325,781
  Restricted certificate of deposit                                            129,750
  Accounts receivable, net of allowance for doubtful accounts of $23,412        45,028
  Inventory                                                                    106,740
  Other current assets                                                          82,289
                                                                          -------------
      Total Current Assets                                                   2,689,588

Property and Equipment, net of accumulated depreciation of $237,861            405,338
Other Assets
  Unproved Oil and Gas Properties, using Full Cost Method of Accounting      3,713,536
  Restricted certificate of deposit                                             65,445
  Deposits                                                                      21,132
  Customer list, net of accumulated amortization of $11,101                     68,823
                                                                          -------------
       TOTAL ASSETS                                                       $  6,963,862
                                                                          =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Current portion of installment notes payable                            $     91,201
  Accounts payable and accrued expenses                                        506,151
  Accounts payable seismic data                                                650,000
  Note payable                                                                 281,250
  Dividends payable                                                            372,398
  Dividends payable to related party                                           190,750
                                                                          -------------
       Total Current Liabilities                                             2,091,750
Long-term portion of installment notes payable                                  35,498
Deferred rent                                                                  143,876
Mandatorily redeemable preferred stock, net of $19,312 unamortized
offering costs and $154,500 unamortized discount                               598,688
                                                                          -------------
       TOTAL LIABILITIES                                                     2,869,812
                                                                          -------------
Commitments and Contingencies
Stockholders' Equity
Convertible preferred stock, par value $0.001; stated value $1,000;
20,000,000 shares authorized;
    Series A -1,945 shares issued and outstanding                                    2
    Series B -2,725 shares issued and outstanding                                    3
Common stock, par value $0.001; 50,000,000 shares authorized; 41,275,703
    shares issued and outstanding                                               41,276
Additional paid-in capital                                                  19,586,983
Accumulated deficit                                                        (15,534,214)
                                                                          -------------
Total Stockholders' Equity                                                   4,094,050
                                                                          -------------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $  6,963,862
                                                                          =============

                            HYPERDYNAMICS CORPORATION
                      Consolidated Statements of Operations
            Three Months Ended September 30, 2004 and 2003 (Restated)

                                                               2003
                                               2004         (Restated)
                                          ------------------------------

Revenues                                  $      66,156

Operating Expenses
  Cost of revenues                              195,585
  Selling                                        27,884   $      10,030
  General and administration                    771,606         348,185
  Depreciation and amortization                  36,855           9,932
                                          --------------  --------------
    Total Operating Expenses                  1,031,930         368,147
                                          --------------  --------------
        LOSS FROM OPERATIONS               (    965,774)   (    368,147)
Other Income (Expense)
  Other income                                                    1,445
  Interest expense                         (     60,563)   (     41,157)
  Interest income                                 6,662             709
                                          --------------  --------------
NET LOSS                                   (  1,019,675)   (    407,150)
Preferred dividend requirement             (     46,695)   (     46,695)
                                          --------------  --------------
NET LOSS CHARGEABLE TO COMMON
  SHAREHOLDERS                            $(  1,066,370)  $(    453,845)
                                          ==============  ==============

Basic and diluted loss per common share   $       (0.03)  $       (0.02)
Weighted average shares outstanding          41,210,286      27,641,812

                              HYPERDYNAMICS CORPORATION
                        Consolidated Statements of Cash Flows
              Three Months Ended September 30, 2004 and 2003 (Restated)

                                                                             2003
                                                             2004         (Restated)
                                                       ----------------  ------------
Cash flows from operating activities
   Net loss                                            $(    1,019,675)  $(  407,150)
Adjustments to reconcile net loss to cash
   provided by (used in) operating activities:
      Depreciation and amortization                             36,854         9,932
      Options and warrants issued                              390,357       102,460
      Beneficial conversion purchase feature
        associated with convertible notes payable to
        officers                                                               9,495
      Accretion of interest and amortization of
          offering costs of mandatorily redeemable
          preferred stock                                       57,937        29,812
      Bad debt expense                                           6,961         7,042
 Changes in assets and liabilities:
      Accounts receivable                               (       22,009)          130
      Inventory                                         (       23,010)   (    1,160)
      Other current assets                                      48,261    (    1,009)
      Accounts payable and accrued expenses                     87,921       303,141
      Customer deposits                                 (        5,000)
      Change in deferred rent                                    2,394         2,394
                                                       ----------------  ------------
Net cash provided by (used in) operating activities     (      439,009)       55,087
                                                       ----------------  ------------
Cash flows from investing activities
   Return of deposit                                               500
   Investment in unproved property                      (      321,221)   (  343,671)
   Purchases of property and equipment                  (       28,711)   (    3,223)
                                                       ----------------  ------------
Net cash used in investing activities                   (      349,432)   (  346,894)
                                                       ----------------  ------------
Cash flows from financing activities
   Proceeds from sale of units consisting of warrants
     in Hyperdynamics and preferred stock in
     subsidiary, net of $14,500 offering cost                                130,500
   Payments on installment debt                         (       43,344)   (    4,591)
   Proceeds from exercise of warrants                            8,125
                                                       ----------------  ------------
Net cash provided by (used in) financing activities     (       35,219)      125,909
                                                       ----------------  ------------
Net Change in Cash                                      (      823,660)   (  165,898)
Cash at beginning of period                                  3,149,441       176,017
                                                       ----------------  ------------
Cash at end of period                                  $     2,325,781   $    10,119
                                                       ================  ============

Non-cash transactions
   Issuance of common stock for accounts payable                         $    35,000
   Issuance of common stock for geological and
      geophysical services provided on oil and gas
      properties                                       $       101,750
   Accounts payable for geological and geophysical
      services provided on oil and gas properties               99,000

                            HYPERDYNAMICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

1.   Basis of Presentation

     The unaudited consolidated financial statements of Hyperdynamics Corporation ("Hyperdynamics") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in Hyperdynamics' latest Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosures contained in the audited consolidated financial statements for the most recent fiscal year, 2004, as reported in the Form 10-KSB, have been omitted.

     Prior to the quarter ended December 31, 2003, Hyperdynamics accounted for stock options issued to employees under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Effective October 1, 2003, Hyperdynamics adopted the fair value recognition provisions of FASB statement 123, Accounting for Stock-Based Compensation. All prior periods presented have been restated to reflect the compensation cost that would have been recognized had the provisions of Statement 123 been applied to all awards granted to employees after January 1, 1995. Thus, the financial statements for the quarter ended September 30, 2003 do not reflect the $4,178,000 that was recorded under APB 25; and $66,430, the fair value of options and warrants issued to employees, has been recorded instead.

2.   Common Stock

     During the first quarter 2004, warrants to purchase 22,500 shares were exercised for a purchase price of $8,125 and 46,250 shares of stock were issued to two consultants for geological and geophysical work valued at $101,750.

3.   Acquisition  of  Trendsetter  Production  Company

     On September 15, 2004, Hyperdynamics acquired 100% of the stock of Trendsetter Production Company, a Mississippi Corporation ("Trendsetter") for $10. Trendsetter was owned by an officer of our wholly owned subsidiary, HYD Resources Corporation ("HYD"). Hyperdynamics purchased the Trendsetter stock so that it could acquire and drill oil and gas leases under the name of Trendsetter, which is a licensed oil and gas operator in the state of Louisiana. At the time of the purchase, Trendsetter owned one oil and gas lease, which it had acquired on September 8, 2004 for nominal consideration, and it had no liabilities.

4.   Commitments  and  Contingencies

     On August 7, 2004, HYD entered into an agreement under which it may purchase a drilling rig provided that it relocates the rig from its present location and pays the seller $60,000 by December 5, 2004. As of September 30, 2004, HYD had paid $4,000 for one component of the rig. If HYD fails to relocate the rig or fails to pay the balance the seller will retain the ownership of the rig and HYD will have no further obligation related to this agreement.

5.   Subsequent  Events

     During October 2004, an investor exercised warrants to purchase 250,000 shares of common stock for $137,500. In November 2004, an investor exercised warrants to purchase 10,000 shares of common stock for $2,500.


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

ITEM 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations

Results  of  Operations

Our revenues increased from $0 in the quarter ended September 30, 2003 to $66,156 in the quarter ended September 30, 2004. During the quarter ended September 30, 2003, we focused on the acquisition of seismic data for our Guinea concession, which built our investment in unproved properties but did not add to our immediate revenues. Our revenues during the quarter ended September 30, 2004 were derived from oil well service work performed by HYD. Cost of revenue increased from $0 in the quarter ended September 30, 2003 to $195,585 in the quarter ended September 30, 2004. During the quarter ended September 30, 2004, HYD incurred labor costs, equipment costs, and yard costs totaling approximately $150,000. These costs were attributable to field overhead, preparation for the inception of our program to drill shallow oil wells in Louisiana, and our well service work. Additionally, we incurred oil and gas exploration costs associated with our concession in Guinea of approximately $15,000 and payroll costs associated with our potential tape transcription operations of approximately $30,000.

Our selling, general, and administrative expenses increased 123%, from $358,215 during the quarter ended September 30, 2003 to $799,490 during the quarter ended September 30, 2004. The main reason for this difference is a charge to expense attributable to warrants issued to consultants of approximately $390,000, which was approximately $360,000 higher in 2004 than in 2003. This quarter's expense related to equity-based compensation to four consultants of $390,000 derives from the vesting of 200,000 warrants to purchase common stock at an exercise price of $0.50 per share. 2,000,000 warrants were originally granted to four consultants during the year ending June 30, 2004, and 800,000 warrants vested during that year. 200,000 warrants vested on September 30, 2004 and 200,000 warrants are scheduled to vest at the end of each quarter for the next five quarters. We record the expense associated with these warrants using the current fair value of the warrants as of the date they vest as estimated by the Black-scholes option pricing model. Thus, provided that the agreements are not terminated, which would result in the forfeiture of the unvested warrants, we will incur expense related to these warrants each quarter for the next five quarters and the expense will vary based upon the market price of our common stock in each quarter. Equity-based compensation does not impact our liquidity or net worth because the consulting expense is offset by an increase to additional paid-in capital.

Other factors affecting the change in selling, general, and administrative expense were that our insurance expense increased approximately $40,000 due to increased coverages and our subsidiary, HYD, incurred approximately $50,000 of selling, general, and administrative expense.

Our depreciation expense increased 271% from $9,932 in the quarter ended September 30, 2003 to $36,855 in the quarter ended September 30, 2004. The increased depreciation and amortization is associated with HYD's assets, which were acquired or purchased from April 2004 to the present. Additionally, our interest expense increased 47% from $41,157 in the quarter ended September 30, 2003 to $60,563 in the quarter ended September 30, 2004.

Based on the factors discussed above, net loss chargeable to common shareholders increased $612,555, or 135% from $(453,845) in 2003 to $(1,066,370) in 2004.

Liquidity  and  Capital  Resources

     At September 30, 2004 our current ratio of current assets to current liabilities was 1.35 to 1. This compares to 0.06 to 1 for 2003. Our current ratio improved because we successfully raised capital to fund the Guinea investment. A deeper analysis of the current ratio reveals several current obligations that reduce the current ratio but for which there is no requirement to use cash to satisfy them. These items include Deposits, Note Payable - purchase of HYD, Dividends Payable, and Dividends payable to related party. Additionally, payment of Accounts payable Seismic Data is deferred until we receive cash inflows sufficient to pay it.

Our cash from operations was a deficit this last year based on our asset appreciation based plan. We have taken overhead reduction steps to minimize non productive expenditures. We are spending the bulk of the capital raised directly or indirectly on enhancing the value of our offshore oil and gas concession. These expenditures, however, do not improve cash flow from operations. In order to improve our operating cash flow situation for future periods, management has budgeted certain amounts of capital and has started to build up our service revenues. As mentioned in the business section of our annual report for the year ended June 30, 2004, we are pursuing domestic production to give us income enough to pay our overhead then to enhance the returns available to our shareholders as we move forward into future drilling programs.

Thus, we expect to improve our cash flow from operations on a steady basis from quarter to quarter during the current fiscal year. We expect to see significant improvement reflected in the future by management's policies to pursue these new revenues while continuing to build our potential income sources from our largest oil and gas assets. Our clear goal is to make significant progress in reducing and ultimately eradicating our negative cash flow from operations. We are very encouraged by our increasing revenues and potential for steady growth in oil production revenues from the oil that is now being produced by HYD.

As a public company, the health of our market is paramount to be able to raise critical capital. As reported in our annual report, we raised $5,937,063 as net proceeds from sale of restricted common stock last year. The majority of the capital raised is going to improve our drilling prospects. We believe that any additional capital funds raised will continue to enhance our asset value in our oil and gas concession. It is our belief that this will enhance shareholder value and facilitate additional financing options. We also see other opportunities developing including the possibility to generate cash from domestic operations while our efforts for exploration on our concession offshore Africa continue.

Because SCS Corporation ("SCS") is looking to step forward its exploration with a 3D seismic acquisition program, processing, and analysis thereof, and to drill exploration wells, we are beginning to look at more than one option to raise additional funds. Management is confident in its ability to raise additional capital under more conventional financing structures such as an underwritten secondary financing, but also believes we will be able to secure oil and gas working interest partners to fund and carry significant portions of the capital investment burden.

We could obtain additional capital also upon the exercise of previously issued in the money outstanding warrants and options for common stock.

We have a capital lease obligation of $23,782 financing certain electrical
equipment in our data center.   Additionally, we owe $42,000 of a settlement
payable to a vendor and $60,328 of installment payments on insurance finance agreements. We do not plan on using significant debt financing except for the possibility of financing income-producing assets in the future.

Finally, we originally purchased a CD in the amount of $436,300, which secured the lease at Westwood with a Letter of Credit arrangement. This CD and letter of credit is now $65,445 as $129,750 was just released to the Company on November 1, 2004. The remaining $65,445 will be released on November 1, 2005.

Management has put investments and strategies in motion to begin increasing profitable revenues from domestic oil production and to help the company operate on a profitable basis in the near future. If successful, these domestic strategies, in addition to the much larger potential sources of revenue from our offshore operation, should help us build positive cash flow and build a stronger financial position as we move forward.

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

We have an operating lease with our landlord as disclosed in Note 13 of the financial statements that appear in our annual report for the year ended June 30, 2004.

We have a contingent $350,000 note payable that is only payable with 25% of the profits of SCS. We have the right to pay this note off using common stock. We also have three contingent notes payable totaling $856,000 to be paid in installments of 25% of HYD's net income over the next five years.

ITEM 3    Evaluation of disclosure controls and procedures

Kent Watts, our Chief Executive Officer and our Chief Financial Officer, has concluded that that our disclosure controls and procedures are appropriate and effective. Mr. Watts has evaluated these controls and procedures as of the end of the period covered by this report on Form 10-QSB. There were no significant changes in the our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-14(b) or Rule 15d-14(b) that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                          PART II     OTHER INFORMATION


ITEM 2    Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended September 30, 2004, we have effected the following transactions in reliance upon exemptions from registration under the Securities Act of 1933 as amended (the "Act") as provided in Section 4(2) thereof. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Act and setting forth the restrictions on the transferability and the sale of the securities. No underwriter participated in, nor did we pay any commissions or fees to any underwriter in connection with any of these transactions. None of the transactions involved a public offering. We believe that each person had knowledge and experience in financial and business matters, which allowed them to evaluate the merits and risks of our securities. We believe that each person was knowledgeable about our operations and financial condition.

During August and September 2004, two investors exercised warrants to purchase 22,500 shares for $8,125. These were private placements made in reliance on
Section 4(2) of the Act.

During September 2004, we issued 46,250 shares of common stock to two consultants for services valued at $101,750. This was a private placement made in reliance on Section 4(2) of the Act.


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

                                                              By: /s/ Kent Watts
                                                                  --------------
                                              Kent Watts, Chairman of the Board,
                           Chief Executive Officer, and Chief Accounting Officer

Dated: November 11, 2004