Form 10QSB
period 2004-12-31
HYPERDYNAMICS CORP
filed 2005-02-14
CIK 937136

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934: For the quarterly period ended: December 31, 2004
                                                           -----------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of January 31, 2005, 41,808,220 shares of common stock, $0.001 par value, were outstanding.

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                Table of Contents

Part I     Financial Information

     Item 1     Financial Statements                                           3

          Consolidated Balance Sheet as of
               December 31, 2004                                               3

          Consolidated Statements of Operations for the three
               and six months ended December 31, 2004
               and 2003                                                        4

          Consolidated Statements of Cash Flows for the six
               months ended December 31, 2004 and 2003                         5

          Notes to Consolidated Financial Statements                           7

     Item 2     Management's Discussion and Analysis or Plan of Operation      9

     Item 3     Controls and Procedures                                       11


Part II     Other Information

     Item 1     Legal Proceedings                                             11

     Item 2     Unregistered Sales of Equity Securities and Use of Proceeds   11

     Item 6     Exhibits and Reports on Form 8-K                              12

          (a)    Exhibits

          (b)    Reports on Form 8-K

     Signatures                                                               12

                           Part 1     Financial Information

Item 1     Financial Statements

                            HYPERDYNAMICS CORPORATION
                           Consolidated Balance Sheet
                            As of December 31, 2004


ASSETS
Current Assets
  Cash                                                                    $  1,655,261
  Restricted certificate of deposit                                             65,445
  Accounts receivable, net of allowance for doubtful accounts of $20,145        44,114
  Inventory                                                                     74,533
  Other current assets                                                          59,379
                                                                          ------------
Total Current Assets                                                         1,898,732

Property and Equipment, net of accumulated depreciation of $231,364            532,195

Other Assets
  Unproved Oil and Gas properties, using Full Cost Method of Accounting      4,013,323
  Deposits                                                                      21,132
                                                                          ------------
Total other assets                                                           4,034,455
                                                                          ------------
        TOTAL ASSETS                                                      $  6,465,382
                                                                          ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Current portion of installment notes payable                              $     58,561
Accounts payable and accrued expenses                                          457,873
Accounts payable seismic data                                                  650,000
Note payable                                                                   281,250
Dividends payable                                                              372,398
Dividends payable to related party                                             218,000
                                                                          ------------
Total Current Liabilities                                                    2,038,082
                                                                          ------------

Long-term portion of installment notes payable                                  27,500
Mandatorily redeemable preferred stock, net of $2,500 unamortized
  offering costs and $20,000 unamortized discount                              127,500
Deferred Rent                                                                  146,270
                                                                          ------------
        TOTAL LIABILITIES                                                    2,339,352
                                                                          ------------

Commitments and contingencies

Stockholders' Equity
  Preferred stock, par value $0.001; 20,000,000 shares authorized
  Series A - 1,945 shares issued and outstanding                                     2
  Series B - 2,725 shares issued and outstanding                                     3
  Common stock, $.001 par value, 250,000,000 shares authorized,
    41,796,231 shares issued and outstanding                                    41,796
  Additional paid-in capital                                                21,121,889
  Accumulated deficit                                                      (17,037,660)
                                                                          ------------
Total stockholders' equity                                                   4,126,030
                                                                          ------------
        Total Liabilities and Stockholders' Equity                        $  6,465,382
                                                                          ============

                            HYPERDYNAMICS CORPORATION
                      Consolidated Statements of Operations
             3 Months and 6 Months ended December 31, 2004 and 2003


                                            3 Months ended              6 Months ended
                                          2004          2003          2004          2003
                                      ------------------------------------------------------
Revenues                              $    54,535   $    24,027   $   120,691   $    24,027

Operating Expenses
  Cost of revenues                        220,593        49,714       416,178        49,714
  Selling                                   9,467         9,701        37,350        19,731
  General and administration            1,056,827       276,334     1,828,435       624,519
  Depreciation and amortization            19,370         9,375        56,225        19,307
                                      ------------  ------------  ------------  ------------
Total Operating Expenses                1,306,257       345,124     2,338,188       713,271
                                      ------------  ------------  ------------  ------------
    LOSS FROM OPERATIONS               (1,251,722)     (321,097)   (2,217,497)     (689,244)

Other Income (Expense)
  Other income (expense)                                 (1,275)                        170
  Interest income                           6,120           215        12,782           924
  Interest expense                       (230,593)     (325,394)     (291,156)     (366,551)
                                      ------------  ------------  ------------  ------------
NET LOSS                               (1,476,195)     (647,551)   (2,495,871)   (1,054,701)
Preferred dividend requirement            (27,250)      (46,694)      (73,945)      (93,389)
                                      ------------  ------------  ------------  ------------
Net loss chargeable to common
    shareholders                      $(1,530,445)  $  (694,245)  $(2,569,816)  $(1,148,090)
                                      ============  ============  ============  ============

Basic and diluted loss per common
    share                             $      (.04)  $      (.02)  $      (.06)  $      (.04)

Weighted average shares outstanding    41,445,703    28,351,267    41,327,995    27,996,540

                            HYPERDYNAMICS CORPORATION
                      Consolidated Statements of Cash Flows
                    6 Months Ended December 31, 2004 and 2003


                                                           2004           2003
                                                       -------------  -------------
Cash flows from operating activities
  Net loss                                             $ (2,495,871)  $ (1,054,701)
  Adjustments to reconcile net loss to cash used by
    operating activities
  Depreciation and amortization                              56,225         19,307
  Loss on disposal of assets                                 19,412
  Options and warrants expense                              965,119        168,890
  Loss on retirement of mandatorily redeemable
    preferred stock                                          76,847
  Accretion of interest and amortization of offering
    costs of mandatorily redeemable preferred stock         209,250        115,875
  Beneficial conversion feature associated with
    convertible notes payable to officers                                  249,066
  Bad debt expense                                            3,694          8,071
  Changes in:
  Accounts receivable                                       (19,564)       (17,068)
  Inventory                                                 (42,464)        (1,160)
  Other current assets                                       71,172         (1,270)
  Deposits from customers                                    (3,264)          (184)
  Change in deferred rent                                     4,788          4,788
  Accounts payable and accrued expenses                     123,720        399,552
                                                       -------------  -------------
Net cash used by operating activities                    (1,030,936)      (108,834)
                                                       -------------  -------------
Cash flows from investing activities
  Decrease in restricted cash                               129,750         86,392
  Investment in unproved property                          (560,359)    (1,044,559)
  Proceeds from disposal of assets                            8,600
  Return of deposit                                             500
  Purchase of equipment                                    (105,879)        (6,100)
                                                       -------------  -------------
Net cash used in investing activities                      (527,388)      (964,267)
                                                       -------------  -------------
Cash flows from financing activities
  Stock subscription receivable                                           (105,000)
  Proceeds from notes payable                                 7,201)        44,000
  Payments on installment note payable                      (91,184)       ( 9,311)
  Proceeds from sale of units consisting of warrants
    in Hyperdynamics and preferred stock in
    subsidiary, net of $39,500 offering cost                               355,500
  Proceeds from sale of common stock and warrants,
    net of $0 and $92,640 offering cost, respectively       148,127        833,759
                                                       -------------  -------------
Net cash provided by financing activities                    64,144      1,118,948
                                                       -------------  -------------
Net increase (decrease) in cash                          (1,494,180)        45,847
Cash at beginning of period                               3,149,441        176,017
                                                       -------------  -------------
Cash at end of period                                  $  1,655,261   $    221,864
                                                       =============  =============

                            HYPERDYNAMICS CORPORATION
                      Consolidated Statements of Cash Flows
              6 Months Ended December 31, 2004 and 2003 (Continued)


Non-cash transactions

  Issuance of common stock for accounts payable                    $ 35,000
  Conversion of notes payable to common stock                       268,056
  Geological and geophysical work performed on unproved
    oil and gas properties paid with stock options       $237,988   159,375
  Acquisition and interpretation of seismic data
     for accounts payable                                           651,792
  Common stock issued to retire mandatorily redeemable
     preferred stock in subsidiary                        684,426

                            HYPERDYNAMICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


1.  Basis of Presentation

The unaudited consolidated financial statements of Hyperdynamics Corporation ("Hyperdynamics") have been prepared in accordance with accounting principles generally accepted in the United States and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in Hyperdynamics' latest Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year 2004 as reported in the Form 10-KSB, have been omitted.


2.  Unproved Oil and Gas Properties

Unproved Oil and Gas properties consist of Hyperdynamics' concession in offshore West Africa, as previously disclosed, and leaseholds and wells in progress in Louisiana, USA. The following table provides detail of unproved property costs to date by country:

                                  Republic of Guinea        USA             Total

Lease Acquisition Costs           $           290,452  $      11,797  $       302,249
Geological and Geophysical costs            3,605,809                       3,605,809
Wells in progress                                            105,265          105,265
                                  -------------------  -------------  ---------------
                                  $         3,896,261  $     117,062  $     4,013,323
                                  ===================  =============  ===============


3.  Mandatorily Redeemable Preferred Stock

During the six months ended December 31, 2004, Hyperdynamics retired 4.15 units of SCS mandatorily redeemable preferred stock. Hyperdynamics offered payment of this obligation using Hyperdynamics common stock in lieu of cash, as provided by the original agreement. The investors would receive one share of Hyperdynamics common stock for each $1.91 of preferred stock outstanding. All but one investor accepted this offer as of December 31, 2004; a total of 217,278 shares will be issued to redeem the 4.15 units they own. One investor who holds the remaining outstanding unit redeemed his mandatorily redeemable preferred stock under the same terms during the quarter ended March 31, 2005.


4.  Stock Issuances

During the six months ended December 31, 2004, private investors exercised warrants to purchase 282,500 shares of common stock at various exercise prices which in the aggregate total $148,125. Additionally, two contractors providing geological and geophysical services associated with the Guinea concession received 89,500 shares of common stock valued at $237,988 and investors in 4.15 units of SCS mandatorily redeemable preferred stock will receive 217,278 shares of common stock as consideration for the redemption of their preferred stock (see Note 4).

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

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

Our revenues increased 402% from $24,027 in the six months ended December 31, 2003 to $120,691 in the six months ended December 31, 2004. During 2003, we were focused on the acquisition of seismic data for our concession in Guinea and revenues were minimal. In April 2004, our subsidiary, HYD Resources Corporation ("HYD"), began operations; thus there were no revenues from HYD's operations during the six months ended December 31, 2003. Our increase in revenues during the six months ended December 31, 2004 is attributable to oil field service work performed by HYD. Cost of revenues increased 737% from $49,714 in the six months ended December 31, 2003 to $416,178 in the six months ended December 31, 2004. The main source of the increase in cost of revenue was incurred in HYD's operations. HYD has incurred approximately $30,000 in costs associated with the operation of our oil leases in Louisiana, $140,000 in costs associated with startup of operations, and $150,000 of field payroll related expenses. Additionally, SCS Corporation incurred approximately $20,000 of costs associated with a seismic data management project.

Our selling, general, and administrative expenses increased 190%, going from $644,250 during the six months ended December 31, 2003 to $1,865,785 during the six months ended December 31, 2004. The main reason for this difference is a charge to expense attributable to warrants issued to consultants of approximately $975,000 during the six months ended December 31, 2004. Equity-based compensation was approximately $940,000 higher in the six months ended December 31, 2004 than in the comparable period of 2003. This year's expense related to equity-based compensation to four consultants of $975,000 derives from the vesting of 400,000 warrants to purchase common stock at an exercise price of $0.50 per share. During the year ending June 30, 2004, 2,000,000 warrants were originally granted to four consultants and 800,000 warrants vested during that year. Additionally, 200,000 warrants vested on September 30, 2004, 200,000 shares vested on December 31, 2004, and 200,000 warrants are scheduled to vest at the end of each quarter for the next four quarters. We record the expense associated with these warrants using the fair value of the warrants as of the date they vest as estimated by the Black-Scholes option pricing model. Thus, provided that the agreements are not terminated (which would result in the forfeiture of the unvested warrants), we will incur expense related to these warrants each quarter for the next four quarters and the expense will vary based upon the market price of our common stock in each quarter. Equity-based compensation does not impact our liquidity or net worth because the consulting expense is offset by an increase to additional paid-in capital.

Other factors contributing to the increased selling, general and administrative expense include $160,000 of selling, general, and administrative expenses incurred by HYD, $60,000 of insurance expense associated with our directors and officers coverage, and a $30,000 increase in travel expense attributable to our Guinea concession.

Depreciation and amortization expense increased 191% from $19,307 in 2003 to $56,225 in 2004 due to increases in our depreciable assets when we acquired HYD. Interest expense decreased 21% from $366,551 in the six months ended December 31, 2003 to $291,156 in the six months ended December 31, 2004. The interest expense in 2003 consisted of two components: approximately $250,000 attributable to the Notes Payable (due December 31, 2007) which were converted during the quarter ended December 31, 2003, and approximately $115,000 attributable to accretion of interest on the mandatorily redeemable preferred stockIn December 2004, the mandatorily redeemable preferred stock was redeemed by the issuance of Hyperdynamics common stock. The accretion of interest during the six months ended December 31, 2004 on the preferred stock and the early redumption of the stock resulted in an aggregate of approximately $280,000 of interest expense.

Based on the factors discussed above, net loss chargeable to common shareholders increased $1,421,726, or 124% from $(1,148,090) in 2003 to $(2,569,816) in 2004.

Liquidity  and  Capital  Resources

At December 31, 2004 our current ratio of current assets to current liabilities was 0.93 to 1. This compares to .15 to 1 for 2003. Our current ratio improved because we successfully raised capital during fiscal 2004. A deeper analysis of the current ratio reveals several current obligations that reduce the current ratio but for which there is no requirement to use cash to satisfy them. These items include Note Payable, Dividends Payable, and Dividends payable to related party. These items are expected to be paid by the issuance of stock. Additionally, payment of accounts payable Seismic Data is deferred until we receive cash inflows from sales of licenses to the data, in which case the payment amount is limited to a percentage of the amount we receive until the entire $650,000 is paid, or until we enter into at least one deal from an oil company sufficient to pay the entire balance.

Our cash from operations was a deficit during the six months ending December 31, 2004 based on our asset appreciation based plan. We have taken overhead reduction steps to minimize non productive expenditures. We are utilizing most of the capital raised directly or indirectly on enhancing the value of our oil and gas properties. These expenditures, however, do not improve cash flow from operations. In order to improve our operating cash flow situation for future periods, Management has budgeted certain amounts of capital towards the development of domestic oil and gas production revenues and service revenues. As mentioned in the business section of our annual report for the year ended June 30, 2004, we are pursuing domestic production to give us sufficient income to pay our overhead and, subsequently, to enhance the returns available to our shareholders as we move forward into future drilling programs.

Recently, management has announced that it expects to recognize an estimated 66,000 barrels of proven oil reserves on the first 10 acres of one of its leases in Louisiana. The estimated reserves will be based on an independent engineer's report evaluating the wells we have drilled and worked over in this lease. We expect to exploit this area by operating numerous marginal wells that produce 10 barrels (or less) a day. We believe the relatively high price of oil will render these marginal wells economically viable. We are currently in the process of finalizing the wells so that they are capable of production and arranging for the sale of the oil produced from these wells.

Because this lease covers 40 acres that we can explore and develop, we consider this an attractive prospect for oil and gas investors. We intend to sell working interest in this lease through our newly-formed wholly-owned subsidiary, Trendsetter Production Company ("Trendsetter"). Trendsetter is currently in the process of selling up to 49% working interest in this lease to net up to $2 million in the current quarter to end March 31, 2005. It is expected that we will recognize a gain on the sale of an asset by completing this sale of working interest which would replenish our cash without additional capital financing.

Thus, management expects to improve our cash flow from operations on a steady basis from quarter to quarter during the current fiscal year by pursuing new revenues while continuing to build our potential income sources from our largest oil and gas assets. Management's goal is to make significant progress in reducing, and ultimately eradicating, our negative cash flow from operations. We are very encouraged by our increasing revenues and potential for steady growth in oil production revenues from the oil that is now being produced by HYD. At the same time, Trendsetter Production Company plans to sell up to 49% working interest on its first lease, which will also enhance income and cash flow on a month to month basis.

As a public company, the health of our market is paramount to be able to raise critical capital. As reported in our annual report, we raised $5,937,063 from the sale of restricted common stock during the fiscal year ended June 30, 2004. The majority of the capital raised is going to improve our drilling prospects. We believe that any additional capital funds raised will continue to enhance our asset value in our oil and gas concession. It is our belief that this will enhance shareholder value and facilitate additional financing options. We also see other opportunities developing, including the possibility of generating cash from domestic operations while our efforts for exploration on our concession offshore Africa continue.

Because our subsidiary, SCS Corporation ("SCS") is looking to increase its exploration activities, we are beginning to look at more than one option to raise additional funds. Management is confident in its ability to raise additional capital under more conventional financing structures. Management also believes we will be able to secure oil and gas working interest partners to fund and carry significant portions of the capital investment burden.

We could obtain additional capital also upon the exercise of previously issued in the money outstanding warrants and options for common stock.

We have a capital lease obligation of $19,260 financing certain electrical equipment in our data center. Additionally, we owe $39,500 of a settlement payable to a vendor and $27,301 of installment payments on insurance finance agreements. We do not plan to use significant debt financing, except for the possibility of financing income-producing assets in the future.

Finally, during fiscal 2001, we purchased a Certificate of Deposit in the amount of $436,300, which secured the lease at Westwood with a Letter of Credit arrangement. On November 1, 2004, this Certificate of Deposit and letter of credit was reduced to $65,445, and $129,750 was released to us. The remaining $65,445 will be released on November 1, 2005.

Management has initiated investments and strategies to begin increasing profitable revenues from domestic oil production and to help the company operate on a profitable basis in the near future. If successful, these domestic strategies, in addition to the much larger potential sources of revenue from our offshore operation, should help us build positive cash flow and a stronger financial position as we move forward.

Off-balance  Sheet  Arrangements

Under our agreement with US Oil, we will pay US Oil $1,600,000 if SCS obtains third party financing for the Guinea development project. If paid, the fee will increase the cost of the Unproved Oil and Gas properties at the time of payment. As such, it will increase the cost of sales over the oil and gas production period as part of the periodic amortization of the Proved Properties, or, if the development of the properties does not culminate in oil and gas production, the cost will be charged to expense as an impairment. Additionally, US Oil will receive a 3% royalty if oil and gas is produced on our Guinea project.

We have an operating lease with our landlord as disclosed in Note 15 of the financial statements that appear in our annual report for the year ended June 30, 2004. The lease is a ten year lease with a lease inception date of November 1, 2000. The base monthly rent is $0 for months 1-6, $20,774 for months 7-54, and $24,114 for months 55-120, beginning November 1, 2000. Additional common area maintenance charges will be assessed. At June 30, 2004, future minimum payments are $252,328 in year 2005, $289,364 per year in years 2006-2010, and $120,568 in 2011.

We have a contingent $350,000 note payable that is only payable with 25% of the profits of SCS. We have the right to pay this note off using common stock. We also have three contingent notes payable totaling $856,000 to be paid in installments of 25% of HYD's net income over the next five years.



Item  3     Controls  and  Procedures

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



                          Part II     Other Information

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended December 31, 2004, we effected the following transactions in reliance upon exemptions from registration under the Securities Act of 1933 as amended (the "Act") as provided in Section 4(2) thereof. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Act and setting forth the restrictions on the transferability and the sale of the securities. No underwriter participated in, nor did we pay any commissions or fees to any underwriter in connection with any of these transactions. None of the transactions involved a public offering. We believe that each person had knowledge and experience in financial and business matters which allowed them to evaluate the merits and risks of our securities. We believe that each person was knowledgeable about our operations and financial condition.

During October and November 2004, two investors exercised warrants to purchase 250,000 shares of Hyperdynamics common stock for $140,000. This was a private placement made in reliance of Section 4(2) of the Act.

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

Dated:  February 14, 2005