Form 10QSB/A
period 2004-03-31
HYPERDYNAMICS CORP
filed 2005-05-16
CIK 937136

FORM 10-QSB/A
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934: For the quarterly period ended: March 31, 2004
                                                  --------------

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

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                Table of Contents

Part I     Financial Information


    Item 1     Financial Statements                                   4

      Consolidated Balance Sheet at
               March 31, 2004

        Consolidated Statements of Operations for the three
               and nine months ended March 31, 2004
               and 2003 (restated)                                    5

        Consolidated Statements of Cash Flows for the nine
               months ended March 31, 2004 and 2003
               (restated)                                             6

        Notes to Consolidated Financial Statements                    8


    Item 2     Management's Discussion and Analysis of Financial
               Condition and Results of Operations                    9


    Item 3     Disclosure Controls and Procedures                    11


Part II     Other Information


    Item 1     Legal Proceedings                                     12


    Item 2     Changes in Securities                                 12


    Item 5     Other Information                                     12


    Item 6     Exhibits and Reports on Form 8-K                      12

        (a)    Exhibits

        (b)    Reports on Form 8-K


    Signatures                                                       13

                               EXPLANATORY NOTICE

This Amendment No. 1 to our quarterly report on Form 10-QSB for the three and nine months ended March 31, 2004, as originally filed on May 24, 2004, is being filed to correct a typographical error on our financial statements, in which we listed our authorized common stock as 50,000,000 as of March 31, 2004. Actual authorized common stock was 250,000,000 shares. Additionally, we have corrected a computational error on our Statement of Operations pertaining to the three months ended March 31, 2004; the Statement of Operations for the nine months ended March 31, 2004 were not affected by this error.

Except as described above, no other changes have been made to the Report. This Amendment No. 1 does not update any other disclosures to reflect developments since the original date of filing.

                      Part 1     Financial Information


Item 1    Financial Statements

                                   HYPERDYNAMICS CORPORATION
                                   Consolidated Balance Sheet
                                         March 31, 2004

ASSETS
Current Assets
  Cash                                                                             $  3,810,166
  Restricted certificate of deposit                                                     129,750
  Accounts receivable, net of allowance for doubtful accounts of $38,041                  3,053
  Inventory                                                                               2,580
  Stock subscription receivable                                                         410,000
  Other current assets                                                                    2,163
                                                                                   ------------
Total Current Assets                                                                  4,357,712

Property and Equipment, net of accumulated depreciation of $181,070                      76,927
Other Assets
  Restricted certificate of deposit                                                      65,445
  Unproved Oil and Gas properties, using Full Cost Method of Accounting               3,024,610
  Deposits                                                                               23,432
                                                                                   ------------
Total other assets                                                                    3,113,487
                                                                                   ------------
         TOTAL ASSETS                                                              $  7,548,126
                                                                                   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
 Current portion of capital leases                                                 $     20,843
Accounts payable and accrued expenses                                                   913,858
Accounts payable seismic data                                                           650,000
Customer deposits                                                                         3,264
Dividends payable                                                                       333,508
Dividends payable to related party                                                      136,250
                                                                                   ------------
Total Current Liabilities                                                             2,057,723
                                                                                   ------------
Long-term portion of capital leases                                                      16,948
Mandatorily redeemable preferred stock, net of $32,187 unamortized offering costs
  and $257,500 unamortized discount                                                     482,813
Deferred Rent                                                                           139,088
                                                                                   ------------
          TOTAL LIABILITIES                                                           2,696,572
                                                                                   ------------
Commitments and contingencies
Stockholders' Equity
  Preferred stock, par value $0.001; 20,000,000 shares authorized
  Series A - 1,945 shares issued and outstanding                                              2
  Series B - 2,725 shares issued and outstanding                                              3
  Common stock, $.001 par value, 250,000,000 shares authorized,
    38,072,540 shares issued and outstanding                                             38,073
  Additional paid-in capital                                                         18,227,608
  Accumulated deficit                                                               (13,414,132)
                                                                                   ------------
Total stockholders' equity                                                            4,851,554
                                                                                   ------------
          Total Liabilities and Stockholders' Equity                               $  7,548,126
                                                                                   ============

                                      HYPERDYNAMICS CORPORATION
                                Consolidated Statements of Operations
                   3 Months and 9 Months ended March  31, 2004 and 2003 (Restated)

                                             3 Months ended                  9 Months ended
                                          2004            2003            2004            2003
                                                       (Restated)                      (Restated)
                                      --------------------------------------------------------------
Revenues                                             $     111,650   $      24,027   $      448,182

Operating Expenses
  Cost of revenues                    $     42,522         111,363          92,236          370,507
  Selling                                   15,671          11,531          35,402           32,353
  General and administration             1,302,423         370,027       1,926,942        1,011,092
  Depreciation and amortization             10,660          41,227          29,967          137,195
  (Gain) on sale of assets                                                             (      7,514)
                                      -------------  --------------  --------------  ---------------
Total Operating Expenses                 1,371,276         534,148       2,084,547        1,533,633
                                      -------------  --------------  --------------  ---------------
    LOSS FROM OPERATIONS               ( 1,371,276)    (   422,498)    ( 2,060,520)    (  1,085,451)
                                      -------------  --------------  --------------  ---------------
Other Income (Expense)
  Other income (expense)                                                       170
  Interest income                            1,186           1,418           2,109            4,280
  Interest expense                     (    59,234)    (     2,989)    (   425,785)    (     18,203)
                                      -------------  --------------  --------------  ---------------
NET LOSS                               ( 1,429,324)    (   424,069)    ( 2,484,026)    (  1,099,374)

Preferred dividend requirement         (    46,375)    (    46,216)    (   140,084)    (    139,925)
                                      -------------  --------------  --------------  ---------------
Net loss chargeable to common
    shareholders                      $( 1,475,699)  $ (   470,285)  $ ( 2,624,110)  $ (  1,239,299)
                                      =============  ==============  ==============  ===============

Basic and diluted loss per common
    share                             $       (.05)  $        (.02)  $        (.09)  $         (.06)
Weighted average shares outstanding     31,636,311      23,086,907      29,209,797       21,839,599

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


              CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION

The Company is including the following cautionary statement to make applicable and take advantage of the safe harbor provision of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of, the Company. This quarterly report on form 10QSB/A contains forward-looking statements. Forward-looking statements include statements concerning plans, objectives, goals, strategies, expectations, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Certain statements contained herein are forward-looking statements and, accordingly, involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitations, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectations, beliefs or projections will result or be achieved or accomplished. In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in the view of the Company, could cause actual results to differ materially from those discussed in the forward-looking statements: the ability of the Company to respond to changes in the information system environment, competition, the availability of financing, and, if available, on terms and conditions acceptable to the Company, and the availability of personnel in the future.


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

Dated:  May 13, 2005


13