Form 10KSB/A
period 2004-06-30
HYPERDYNAMICS CORP
filed 2005-05-16
CIK 937136

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

TABLE  OF  CONTENTS

PART I
   Item 1  Description of Business                                                    3

   Item 2  Description of Property                                                    8

   Item 3  Legal Proceedings                                                          9

   Item 4  Submission of Matters to a Vote of Security Holders                       10

PART II

   Item 5  Market for Common Equity and Related Stockholder Matters                  11

   Item 6  Management's Discussion and Analysis or Plan of Operation                 13

   Item 7  Financial Statements                                                      16

   Item 8  Changes In and Disagreements With Accountants on Accounting and
           Financial Disclosure
                                                                                     16

Item 8(A)  Controls and Procedures                                                   16

Item 8(B)  Other Information                                                         17

PART III

  Item 9   Directors, Executive Officers, Promoters and Control Persons; Compliance
           with Section 16(a) of The Exchange Act                                    17

  Item 10  Executive Compensation                                                    20

  Item 11  Security Ownership of Certain Beneficial Owners and Management and
           Related Stockholder Matters                                               22

  Item 12  Certain Relationships and Related Transactions                            24

  Item 13  Exhibits                                                                  25

  Item 14  Principal Accountant Fees and Services                                    26

                               EXPLANATORY NOTICE

This Amendment No. 1 to our Annual Report on Form 10-KSB for the fiscal year ended June 30, 2004, as originally filed on September 29, 2004, is being filed to add Exhibits number 2, 3.1.1, 3.1.2, 3.1.3, 3.1.4, 3.2, 10.1, 10.2, and 21
and to correct the following typographical errors on our financial statements: authorized shares at June 30, 2004 were 250,000,000 shares, not 50,000,000 as listed on our Consolidated Balance Sheets; correction to net cash used in investing activities and to a caption under cash flows from financing activities, correction to value of customer list in Note 2, and correction to
Note 15 and Note 17 - the end of a sentence was transposed from Note 15 to Note 17.

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

ITEM 13  Exhibits
     Exhibit  2  - Stock Exchange Agreement dated April 23, 2004 for acquisition of  HYD  Resources  Corporation

     Exhibit  3.1.1  -  Articles  of  Incorporation

     Exhibit  3.1.2  -  Amendment  Number  1  to  Articles  of  Incorporation

     Exhibit  3.1.3  -  Amendment  Number  2  to  Articles  of  Incorporation

     Exhibit  3.1.4  -  Amendment  Number  3  to  Articles  of  Incorporation

     Exhibit  3.2  -  Bylaws

     Exhibit 10.1 - Employment Agreement dated April 23, 2004 between HYD Resources Corporation and Phillip Steven Ahlberg

     Exhibit 10.1 - Employment Agreement dated April 23, 2004 between HYD Resources Corporation and Sam Spears, Jr.

     Exhibit  14.1  -  Code  of  Ethics

     Exhibit  21  -  Subsidiaries  of  the  Registrant

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

                                                              By: /s/ Kent Watts
                                                              ------------------
                                              Kent Watts, Chairman of the Board,
                            Chief Executive Officer, and Chief Financial Officer
                                                               Date: May 9, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                         Title                    Date

/s/ Kent Watts         Chairman of the Board,           May 9, 2005
--------------------   Chief Executive Officer and
Kent Watts             Chief Fin1ancial Officer

/s/ Robert Hill        Director                         May 9, 2005
---------------------
Robert Hill

/s/Harold A. Poling    Director                         May 9, 2005
---------------------
Harold A. Poling

/s/ Harry J. Briers    Director                         May 9, 2005
---------------------
Harry J. Briers

/s/ Al Young           Director                         May 9, 2005
---------------------
Al Young

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
  Common Stock, par value $.001; 250,000,000 shares
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

                            HYPERDYNAMICS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years Ended June 30, 2004 and 2003 (Restated)

                                                                     2003
                                                      2004        (Restated)
                                                  -------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                        $ (3,491,043)  $(2,458,537)
Adjustments to reconcile net loss to cash
  used in operating activities:
    Depreciation and amortization                       61,004       176,938
    Stock issued for services                                        112,621
    Options and warrants issued                      1,783,642       500,427
    Beneficial conversion feature associated
      with convertible notes payable to officers       249,066        18,990
    (Gain)/loss on disposition of assets                          (    5,431)
    Impairment                                                       704,061
    Bad debt expense                                (      216)       11,671
    Accretion of interest and amortization of
     offering costs of mandatorily redeemable
     preferred stock                                   231,750
   Shares withheld from cashless exercise of
     Options                                        (   24,972)
Changes in assets and liabilities
    Accounts receivable                             (   20,853)        8,765
    Inventory                                       (   28,261)        1,034
    Other current assets                                   234         5,324
    Accounts payable and accrued expenses           (   98,358)      345,050
    Accrued officer salaries                                         110,330
    Customer deposits                                             (   36,878)
    Change in deferred rent                              9,577         9,576
                                                  -------------  ------------
NET CASH USED IN OPERATING ACTIVITIES              ( 1,328,430)   (  496,059)
                                                  -------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment               (  129,112)    (  35,932)
  Decrease in restricted cash                           86,391        82,724
  Proceeds from sale of assets                                        39,356
  Investment in unproved property                   (1,900,990)    ( 321,233)
  Return of deposit                                      1,800
                                                  -------------  ------------
NET CASH USED IN INVESTING ACTIVITIES              ( 1,941,911)   (  235,085)
                                                  -------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from sale of common stock, net            5,878,813       673,000
  Proceeds from exercise of options, net                67,250       116,639
  Proceeds from sale of units consisting of
   warrants in Hyperdynamics and preferred
   stock in subsidiary, net of $39,500 and
   $12,000 offering cost, respectively                 355,500       108,000
  Payments on installment debt                      (   57,798)   (   19,493)
                                                  -------------  ------------

NET CASH PROVIDED BY FINANCING ACTIVITIES            6,243,765       878,146
                                                  -------------  ------------

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

Inventory        $  49,476
Field equipment    245,600
Customer list       79,924
                  --------
Total assets     $ 375,000
Liabilities              0
                  --------
Net Assets       $ 375,000
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

In June 2004, SCS entered into a contract with an unrelated third party to acquire and analyze approximately fifty cores from its Guinea concession for a total cost of $225,000 paid as follows: $25,000 prepayment, $150,000 thirty days from core acquisition, and $50,000 thirty days from completion of the core analysis. SCS made the $25,000 required prepayment in July 2004 and the acquisition of the cores occurred in August 2004; $150,000 will be due September 26, 2004.

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