Form 10QSB/A
period 2004-09-30
HYPERDYNAMICS CORP
filed 2005-05-16
CIK 937136

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



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

                                Table of Contents

PART I  FINANCIAL INFORMATION

     ITEM 1    Financial Statements                                            4

          Consolidated Balance Sheet as of
               September 30, 2004                                              4

          Consolidated Statements of Operations for the three
               months ended September 30, 2004
               and 2003 (Restated)                                             5

          Consolidated Statements of Cash Flows for the three
               months ended September 30, 2004 and 2003 (Restated)             6

          Notes to Financial Statements                                        7

     ITEM 2    Management's Discussion and Analysis of Financial
               Condition and Results of Operations                             8

     ITEM 3    Disclosure Controls and Procedures                              10


PART II  OTHER INFORMATION

     ITEM 2    Unregistered Sales of Equity Securities
               and Use of Proceeds                                            11

     ITEM 6    Exhibits and Reports on Form 8-K                               11
          (a)  Exhibits
          (b)  Reports on Form 8-K

     SIGNATURES                                                               12

                                   EXPLANATORY NOTICE

This Amendment No. 1 to our quarterly report on Form 10-QSB for the three months ended September 30, 2004, as originally filed on November 12, 2004, is being filed to correct a typographical error on our financial statements, in which we listed our authorized common stock as 50,000,000 shares as of September 30, 2004. Actual authorized common stock was 250,000,000 shares. Additionally, we have added a paragraph under Part 2 Item 2 to reflect the issuance of additional common shares.

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
Common stock, par value $0.001; 250,000,000 shares authorized; 41,275,703
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


              CAUTIONARY  STATEMENT ON FORWARD-LOOKING INFORMATION

The Company is including the following cautionary statement to make applicable and take advantage of the safe harbor provision of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of, the Company. This quarterly report on form 10QSB Amendment No. 1 contains forward-looking statements. Forward-looking statements include statements concerning plans, objectives, goals, strategies, expectations, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Certain statements contained herein are forward-looking statements and, accordingly, involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitations, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectations, beliefs or projections will result or be achieved or accomplished. In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in the view of the Company, could cause actual results to differ materially from those discussed in the forward-looking statements: the ability of the Company to respond to changes in the information system environment, competition, the availability of financing, and, if available, on terms and conditions acceptable to the Company, and the availability of personnel in the future.

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

During July and August 2004, we issued 46,250 shares of common stock to two consultants for services valued at $141,550. This was a private placement made in reliance on Section 4(2) of the Act.


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