Form 10QSB
period 2005-03-31
HYPERDYNAMICS CORP
filed 2005-05-16
CIK 937136

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934: For the quarterly period ended: March 31, 2005
                                       or
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of April 27, 2005, 42,059,683 shares of common stock, $0.001 par value, were outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]


Table of Contents
Part I    Financial Information

  Item 1    Financial Statements                                          3

      Consolidated Balance Sheet as of
          March 31, 2005                                                  3

      Consolidated Statements of Operations for the three
          and nine months ended March  31, 2005 and 2004                  4

      Consolidated Statements of Cash Flows for the nine
          months ended March 31, 2005 and 2004                            5

      Notes to Consolidated Financial Statements                          7

  Item 2    Management's Discussion and Analysis or Plan of Operation    10

  Item 3    Controls and Procedures                                      13

Part II   Other Information

  Item 1    Legal Proceedings                                            14

  Item 2    Unregistered Sales of Equity Securities and Use of Proceeds  15

  Item 4    Submission of Matters to a Vote of Securities Holders        15

  Item 6    Exhibits

Exhibits                                                                 17

Signatures                                                               17

Part 1     Financial Information

Item 1     Financial Statements

                                 HYPERDYNAMICS CORPORATION
                                 Consolidated Balance Sheet
                                    As of March 31, 2005


ASSETS
Current Assets
  Cash                                                                        $    794,949
  Restricted certificate of deposit                                                 65,445
  Accounts receivable, net of allowance for doubtful accounts of $20,145            57,845
  Inventory                                                                         33,415
  Investment receivable                                                            704,000
  Other current assets                                                              29,604
                                                                              -------------
Total Current Assets
                                                                                 1,685,258

Property and Equipment, net of accumulated depreciation of $270,113                536,725

Other Assets
  Investment in Oil and Gas properties, using Full Cost Method of Accounting     4,033,375
  Deposits                                                                          21,912
                                                                              -------------
Total other assets                                                               4,055,287
                                                                              -------------
        TOTAL ASSETS                                                          $  6,277,270
                                                                              =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Current portion of installment notes payable                                  $     30,625
Accounts payable and accrued expenses                                              348,627
Accounts payable seismic data                                                      650,000
Deferred revenue                                                                   388,283
Dividends payable                                                                  372,398
Dividends payable to related party                                                 245,250
                                                                              -------------
Total Current Liabilities                                                        2,035,183
                                                                              -------------

Long-term portion of installment notes payable                                      24,500
Deferred Rent                                                                      148,664
                                                                              -------------
        TOTAL LIABILITIES                                                        2,208,347

Commitments and contingencies                                                            -

Stockholders' Equity
  Preferred stock, par value $.001; 20,000,000 shares authorized
  Series A - 1,945 shares issued and outstanding                                         2
  Series B - 2,725 shares issued and outstanding                                         3
  Common stock, $.001 par value, 250,000,000 shares authorized,
    42,059,683 shares issued and outstanding                                        42,060
  Additional paid-in capital                                                    22,175,959
  Accumulated deficit                                                          (18,149,101)
                                                                              -------------
Total stockholders' equity                                                       4,068,923
                                                                              -------------
        Total Liabilities and Stockholders' Equity                            $  6,277,270
                                                                              =============

HYPERDYNAMICS CORPORATION
Consolidated Statements of Operations
3 Months and 9 Months ended March 31, 2005 and 2004



                                                  3 MONTHS ENDED                  9 MONTHS ENDED
                                               2005            2004            2005           2004
                                          --------------  --------------  --------------  -------------
Revenues                                  $      28,002   $           -   $     148,693   $     24,027

Operating Expenses
  Cost of revenues                              266,027          42,522         693,389         92,236
  Selling                                        26,748          15,671          64,098         35,402
  General and administration                    777,829       1,302,423       2,575,668      1,926,942
  (Gain) loss from retirement of assets          (2,253)              -          17,159              -
  Depreciation and amortization                  24,377          10,660          80,602         29,967
                                          --------------  --------------  --------------  -------------
Total Operating Expenses                      1,092,728       1,371,276       3,430,916      2,084,547
                                          --------------  --------------  --------------  -------------
    LOSS FROM OPERATIONS                    ( 1,064,726)    ( 1,371,276)    ( 3,282,223)    (2,060,520)

Other Income (Expense)
  Other income (expense)                              -               -               -            170
  Interest income                                 3,679           1,186          16,461          2,109
  Interest expense                          (    23,144)    (    59,234)    (  314,300))   (   425,785)
                                          --------------  --------------  --------------  -------------
NET LOSS                                    ( 1,084,191)    ( 1,429,324)     (3,580,062)   ( 2,484,026)
Preferred dividend requirement             (     27,250)   (     46,375)   (    101,194)   (   140,084)
                                          --------------  --------------  --------------  -------------
Net loss chargeable to common
    shareholders                          $ ( 1,111,441)  $  (1,475,699)  $  (3,681,256)  $ (2,624,110)
                                          ==============  ==============  ==============  =============
Basic and diluted loss per common
    share                                 $        (.03)  $        (.05)  $        (.09)  $       (.09)
Weighted average shares outstanding          41,839,128      31,636,311      41,498,372     29,209,797

                                             HYPERDYNAMICS CORPORATION
                                       Consolidated Statements of Cash Flows
                                       9 Months Ended March 31, 2005 and 2004



                                                                         2005               2004
                                                                   -----------------  ----------------
Cash flows from operating activities
  Net loss                                                         $     (3,580,062)  $    (2,484,026)
  Adjustments to reconcile net loss to cash used by
   operating activities:
    Depreciation and amortization                                            80,602            29,967
    Loss on disposal of assets                                               17,159                 -
    Options and warrants expense                                          1,365,123         1,220,301
    Loss on retirement of mandatorily redeemable preferred stock             76,847                 -
    Accretion of interest and amortization of offering
      costs of mandatorily redeemable preferred stock                       231,750           173,813
    Beneficial conversion feature associated with
      convertible notes payable to officers                                       -           249,066
    Bad debt expense                                                          3,694            21,371
  Changes in:
    Accounts receivable                                                     (33,296)          (17,068)
    Inventory                                                                16,239             3,413
    Other current assets                                                    100,947            (1,762)
    Deposits from customers                                                  (3,264)             (184)
    Change in deferred rent                                                   7,182             7,183
    Accounts payable and accrued expenses                                    71,482           364,979
                                                                   -----------------  ----------------
Net cash used in operating activities                                    (1,645,597)         (432,947)
                                                                   -----------------  ----------------
Cash flows from investing activities
  Decrease in restricted cash                                               129,750            86,392
  Investment in oil and gas property                                       (914,455)       (1,870,723)
  Proceeds from disposal of assets                                           13,413                 -
  Change in deposits                                                           (280)                -
  Purchase of equipment                                                    (160,530)          (18,222)
                                                                   -----------------  ----------------
Net cash used in investing activities                                      (932,102)       (1,802,553)
                                                                   -----------------  ----------------
Cash flows from financing activities
  Proceeds from short-term note payable                                       7,201            44,000
  Payment of short-term note payable                                              -           (44,000)
  Payments on installment debt                                             (122,119)          (14,164)
  Proceeds from sale of common stock and warrants,
    net of $0 and $653,201 offering cost, respectively                      162,125         5,938,313
  Proceeds from sale of working interest                                    176,000                 -
  Proceeds from sale of units consisting of warrants
    in Hyperdynamics and preferred stock in
    subsidiary, net of $39,500 offering cost                                      -           355,500
Stock subscription receivable                                                     -          (410,000)
                                                                   -----------------  ----------------
Net cash provided by financing activities                                   223,207         5,869,649
                                                                   -----------------  ----------------
Net increase (decrease) in cash                                          (2,354,492)          (22,447)

                             HYPERDYNAMICS CORPORATION
                       Consolidated Statements of Cash Flows
                 9 Months Ended March 31, 2005 and 2004 (Continued)


                                                                          2005              2004
                                                                   -----------------  ----------------
Net increase (decrease) in cash                                    $     (2,354,492)  $    (3,634,149)
Cash at beginning of period                                               3,149,441           176,017

                                                                   -----------------  ----------------
Cash at end of period                                              $        749,949   $     3,810,166
                                                                   =================  ================


Supplemental disclosures
   Interest paid in cash                                           $          5,703   $         8,154
   Income taxes paid in cash                                                      0                 0

Non-cash transactions

  Issuance of common stock for accounts payable                    $         42,086   $        35,000
  Conversion of notes payable to common stock                                     -           268,056
  Geological and geophysical work performed on unproved
    oil and gas properties paid with stock options                          390,061           257,050
  Common stock issued to retire mandatorily redeemable
     preferred stock in subsidiary                                          849,347                 -

                            HYPERDYNAMICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. Basis of Presentation

The unaudited consolidated financial statements of Hyperdynamics Corporation ("Hyperdynamics") have been prepared in accordance with accounting principles generally accepted in the United States and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in Hyperdynamics' latest Annual Report filed with the SEC on Form 10-KSB Amendment No. 1. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year 2004 as reported in the Form 10-KSB Amendment No. 1, have been omitted.


2. Investment Receivable

During March 2005, Hyperdynamics began to market working interest units in one lease in Louisiana, USA. The working interest units were priced at $55,000 for each one percent working interest. 49 units were available for sale. Marketing
costs related to these units is 20%.   As of March 31, 2005, one investment
group had committed to purchase 20 of the working interest units.   This group
paid a $220,000 down payment (gross of the 20% marketing fee of $44,000) during March 2005 and owed the balance, $880,000, as of March 31, 2005. This balance, net of the 20% marketing fee, is reflected as $704,000 investment receivable as of March 31, 2005. As of May 16, 2005, $825,000 of the $880,000 due had been collected.

The net proceeds from working interest sales reduced the full cost pool related to the USA by $491,717 (see Note 3). By the terms of the agreement, Hyperdynamics must drill an additional four wells to the casing point at its own expense. Because Hyperdynamics has this obligation to the working interest investors as of March 31, 2005, there will be no gain computed on the sale of
these units until the obligation is fulfilled.   Therefore, the balance of the
net proceeds, $388,283, is reflected as deferred revenue as of March 31, 2005.


3.   Oil and Gas Properties

Investment in Oil and Gas properties consist of Hyperdynamics' concession in offshore West Africa, as previously disclosed, and leaseholds in Louisiana, USA. Proved Oil and Gas Properties relate to three leases in Louisiana, USA. The following table provides detail of costs to date by country:

                                          Republic of Guinea           USA                  Total
                                          -------------------  --------------------  --------------------
Lease Acquisition Costs
  Proved                                  $                 -  $             3,958   $             3,958
  Unproved                                            290,452               11,215               301,667
Exploration Costs - Unproved Properties
  Geological and Geophysical costs                  3,742,923                    -             3,742,923
  Drilling                                                  -               50,773                50,773
Drilling Costs - Proved Properties                          -              360,781               360,781
Purchased Proved Reserves                                   -               64,990                64,990
Cost Recovery (sale of working
  Interest - Note 2)                                        -             (491,717)             (491,717)
                                          -------------------  --------------------  --------------------

                                          $         4,033,375  $                 0   $         4,033,375
                                          ===================  ====================  ====================

4.  Mandatorily Redeemable Preferred Stock

During the nine months ended March 31, 2005, Hyperdynamics retired 5.15 units of SCS mandatorily redeemable preferred stock. Hyperdynamics offered payment of this obligation using Hyperdynamics common stock in lieu of cash, as provided by the original agreement. The investors accepted the offer and received one share of Hyperdynamics common stock for each $1.91 of preferred stock outstanding. A total of 269,634 common shares were issued to redeem the 5.15 units they owned.


5.  Stock Issuances

During the nine months ended March 31, 2005, private investors exercised warrants to purchase 310,500 shares of common stock at various exercise prices which in the aggregate totaled $162,125. Additionally, two contractors providing geological and geophysical services associated with the Guinea concession received 155,756 shares of common stock valued at $390,061, the former owners of HYD Resources Corporation were issued 101,480 shares of common stock to settle the note payable for the purchase of HYD Resources Corporation balance of $281,250, accounts payable of $42,086 were settled with payment of 15,360 shares of common stock, and investors in 5.15 units of SCS mandatorily redeemable preferred stock received 269,634 shares of common stock as consideration for the redemption of their preferred stock (see Note 4).


6.  Segment Information

Reportable segments
-------------------

Hyperdynamics management has two reportable segments: SCS Corporation ("SCS") and its Louisiana operations ("HYD"). SCS is engaged in oil and gas exploration activities pertaining to offshore Guinea, West Africa. Additionally, it provides seismic data transcription and management services to support its activities and to external customers. The seismic data work is performed in the USA. HYD is engaged in oil and gas exploration and production activities in Louisiana, USA; it also provides some oilfield services to external customers. Hyperdynamics evaluates performance based on profit or loss from operations.
The reportable segments are managed by separate management teams who are evaluated based on their segment's performance.

The following tables summarize certain balance sheet and income statement data about Hyperdynamics' reportable segments and corporate overhead for the three and nine months ended March 31, 2005 and 2004:

As of March 31, 2005:

                                        SCS          HYD       Corporate      Total
                                    -----------  -----------  -----------  ------------
     Segment assets                 $4,074,834   $1,480,284   $  722,152   $ 6,277,270

Three months ended March 31, 2005:

                                        SCS          HYD       Corporate      Total
                                    -----------  -----------  -----------  ------------
     Revenues from external
       customers                    $        -   $   28,002   $        -   $    28,002
     Depreciation, depletion
       and amortization                  7,243       12,669        4,465        24,377
     Loss from operations            ( 112,903)   ( 329,705)    (622,118)   (1,064,726)

     Expenditures for
       long-lived assets               137,114      427,331            -       564,445

Nine months ended March 31, 2005:

                                        SCS          HYD       Corporate       Total
                                    -----------  -----------  ------------  ------------
     Revenues from external
       customers                    $    3,140   $  145,253   $       300   $   148,693
     Depreciation, depletion
       and amortization                 21,270       45,643        13,689        80,602
     Loss from operations             (430,418)    (752,018)   (2,099,787)   (3,282,223)

     Expenditures for
       long-lived assets               849,502      611,981         3,564     1,465,047

As of March 31, 2004:

                                        SCS          HYD        Corporate      Total
                                    -----------  -----------  ------------  ------------
     Segment assets                 $3,096,651            -   $ 4,451,474   $ 7,548,125

Three months ended March 31, 2004:

                                        SCS          HYD        Corporate      Total
                                    -----------  -----------  ------------  ------------
     Revenues from external
       customers                    $        -   $        -   $         -   $         -
     Depreciation, depletion
       and amortization                  6,253            -         4,407        10,660
     Loss from operations            ( 110,512)           -    (1,260,764)   (1,371,276)

     Expenditures for
       long-lived assets               239,619            -             -       239,619

Nine months ended March 31, 2004:

                                        SCS          HYD        Corporate      Total
                                    -----------  -----------  ------------  ------------
     Revenues from external
       customers                    $        -   $        -   $    24,027   $    24,027
     Depreciation, depletion
       and amortization                 16,460            -        13,507        29,967
     Loss from operations            ( 296,727)           -    (1,763,793)   (2,060,520)

     Expenditures for
       long-lived assets             2,100,201            -         1,244     2,101,445

Product and services information
--------------------------------


                                 Quarter Ended March 31    Nine Months Ended March 31
                                   2005          2004          2005         2004
                              --------------  -----------  ------------  ------------
Revenues from:
     Seismic date management  $            -  $         -  $      3,140  $          -
     Computer related sales                -            -           300  $     24,027
     Oilfield services                     -            -       117,251             -
     Oil and gas production           28,002            -        28,002             -
                              --------------  -----------  ------------  ------------
Totals                        $       28,002  $         -  $    148,693  $     24,027
                              ==============  ===========  ============  ============


Geographical Information
------------------------

All revenues currently derive from domestic sources. All long-lived assets are located in the USA, except for our oil and gas exploration and exploitation rights, offshore Guinea, West Africa.

7.  Subsequent Events

In April 2005, Hyperdynamics entered into a capital lease to purchase land and a building in Jena, Louisiana for $50,000. We will pay eight installments of $6,541 consisting of principal and interest of 12.27% from May 2005 to December 2005.

Hyperdynamics has entered into a settlement agreement in connection with a lawsuit filed against it by a shareholder, Dixon Financial Services. The agreement is subject to court approval. Under the settlement, Hyperdynamics will bear the cost of appealing summary judgments that released third parties from the litigation so that Dixon and Hyperdynamics can pursue their claims for damages against those parties. After appeals are exhausted, and if they are unsuccessful, Hyperdynamics will pay Dixon $240,000 in 24 $10,000 monthly installments. Hyperdynamics will accrue liability for the settlement upon determination that the payment is likely.

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

Item 2 Management's Discussion and Analysis of Financial Condition or Plan of Operations

Results of Operations
---------------------

Louisiana Operations ("HYD")
----------------------------

We purchased HYD's assets on April 22, 2004. Accordingly, there are no prior year results to compare with the current year's results for this segment. The current year's revenues include $28,002 from oil production and $117,251 from oilfield service work. The oilfield service work was performed during the six months ended December 31, 2004. Our workover crew has been devoted to improving our oil and gas properties, and we expect them to continue to provide internal services. We expect to derive our future revenues primarily from oil production and not from the provision of oilfield services.

Cost of revenues during the nine months ended March 31, 2005 was comprised of approximately $80,000 of costs associated with oilfield service work, $80,000 associated with oil production revenues, and $440,000 of general field expenses, including startup costs and field payroll. Additionally, we incurred selling, general, and administrative expenses of approximately $260,000. Approximately $140,000 of our selling, general, and administrative expense was attributable to payroll costs. Our other significant expenditures were professional fees, such as engineering, legal, and accounting, of $47,000, depreciation and amortization of $45,643, and bad debt expense of $22,000. Our loss from operations for the nine months ended March 31, 2005 from this segment was ($752,018).

Guinea and Seismic Data Management ("SCS")
------------------------------------------

We had revenues of $3,140 and $0 from this segment during the nine months ended March 31, 2005 and 2004, respectively. The lack of revenues is attributable to a significant amount of internal seismic data processing work during these two periods: we have focused on the acquisition of seismic data for our concession in Guinea. Cost of revenues increased 150% from $19,089 in the nine months ended March 31, 2004 to $47,770 in the nine months ended March 31, 2005. This was attributable mainly to $40,000 of payroll costs associated with a particular data processing project. We have processed a portion of some data that we have the right to market in order to provide samples of the data to our prospects. When we sell the right to use this data, we will receive a fee and we will also be compensated for processing the data that we sell.

Our selling, general, and administrative expenses increased 40%, going from $277,638 during the nine months ended March 31, 2004 to $385,784 during the nine months ended March 31, 2005. This increase is attributable to approximately $33,000 increase in payroll and payroll-related costs, $30,000 increase in travel costs, and $20,000 increase in professional fees. Based on the factors discussed above, our loss from operations from this segment increased 45% from ($296,727) in 2004 to ($430,418) in 2005.

Corporate Overhead
------------------

We continue to receive occasional revenues from our prior value added reselling and computer consulting business. When this occurs, we classify the revenue to corporate overhead. This revenue was $300 in the nine months ended March 31, 2005 and $24,027 in the nine months ended March 31, 2005. We do not actively pursue revenues of this nature and they occur very irregularly.

We classify certain computer expenditures and our system engineer's payroll costs as cost of revenues attributable to corporate overhead. These expenses totaled $60,184 during the nine months ended March 31, 2004 and $50,983 during the nine months ended March 31, 2005. The 15% difference is attributable to the cost of the computer equipment purchased and resold during the quarter ended March 31, 2004.

Our selling, general, and administrative expense increased 19%, from $1,714,129 during the nine months ended March 31, 2004, to $2,047,257 in the nine months ended March 31, 2005. The main reason for this difference is equity-based compensation costs. Equity-based compensation costs were approximately $200,000 higher in the nine months ended March 31, 2005 than in the comparable period of 2004. This year's expense related to equity-based compensation to four consultants of $1,380,000 derives from the vesting of 600,000 warrants to purchase common stock at an exercise price of $0.50 per share. During the year ending June 30, 2004, 2,000,000 warrants were originally granted to four consultants and 800,000 warrants vested during that year. Additionally, 600,000 warrants have vested during the current fiscal year: 200,000 warrants vested on September 30, 2004, 200,000 shares vested on December 31, 2004, 200,000 shares vested on March 31, 2005. 200,000 warrants are scheduled to vest at the end of each quarter for the next three quarters. We record the expense associated with these warrants using the fair value of the warrants as of the date they vest as estimated by the Black-Scholes option pricing model. Thus, provided that the agreements are not terminated (which would result in the forfeiture of the unvested warrants), we will incur expense related to these warrants each quarter for the next three quarters and the expense will vary based upon the market price of our common stock in each quarter. Equity-based compensation does not impact our liquidity or net worth because the consulting expense is offset by an increase to additional paid-in capital.

Additional factors in the increase in selling, general, and administrative expenses were an increase in insurance costs of $80,000, mainly due to our purchase of directors and officers' indemnity insurance beginning April 2004, and $55,000 increase in payroll costs.

Based on the factors discussed above, the loss from operations attributable to corporate overhead increased from ($1,763,793) in 2004 to ($2,099,787).

Interest expense decreased 9870% from $251,972 in the nine months ended March 31, 2004 to $5,549 in the nine months ended March 31, 2005. The interest expense during fiscal 2004 consists of approximately $250,000 attributable to the Notes Payable, due December 31, 2007. These notes payable were converted during the quarter ended December 31, 2003.

Based on the factors discussed for each segment, the net loss chargeable to common shareholders increased $1,057,146, or 40% from $(2,624,110) in 2004 to $(3,681,256) in 2005.

Liquidity and Capital Resources
-------------------------------

At March 31, 2005 our current ratio of current assets to current liabilities was ..83 to 1. This compares to 2.12 to 1 for 2004. A deeper analysis of the current ratio reveals several current obligations that reduce the current ratio but for which there is no requirement to use cash to satisfy them. These items include dividends payable and dividends payable to related party. These items are expected to be paid by the issuance of stock. Additionally, payment of accounts payable seismic data is deferred until we receive cash inflows from sales of licenses to use the data, in which case the payment amount is limited to a percentage of the amount we receive until the entire $650,000 is paid, or until we enter into at least one deal from an oil company sufficient to pay the entire balance.

Our cash from operations was a deficit during the nine months ending March 31, 2005 based on our asset appreciation based plan. We have taken overhead reduction steps to minimize non productive expenditures. We are utilizing most of the capital raised directly or indirectly on enhancing the value of our oil and gas properties. These expenditures, however, do not improve cash flow from operations. In order to improve our operating cash flow situation for future periods, Management has budgeted certain amounts of capital towards the development of domestic oil and gas production revenues and service revenues. As mentioned in the business section of our annual report for the year ended June 30, 2004, we are pursuing domestic production to give us sufficient income to pay our overhead and, subsequently, to enhance the returns available to our shareholders as we move forward into future drilling programs.

Recently,  management  has  announced  that  it  has  obtained  an  independent geological study of its lease in LaSalle Parish, Louisiana, and surrounding areas that reflects approximately 1,400,000 barrels of oil in place in the zones that we are drilling. It is expected that the estimated proven reserves will be determined based on independent engineering reports evaluating the wells we have drilled and completed so far and plan to drill and complete in the near future. We expect to exploit this area by operating numerous low volume wells that produce 20 barrels a day or less. We believe the relatively high price of oil will help make these wells more economically viable. We are currently in the process of completing the wells so that they are capable of production. We announced on May 10, 2005 that we have completed 10 out of a planned 14 wells for this first lease and that we are also evaluating the production of natural gas that we have encountered in all ten wells.

Because of the geological features of this lease and our oil production to date, we consider this an attractive prospect for oil and gas investors. Therefore, we made the decision to begin selling working interest on this lease. Through May 16, 2005 we have sold $1,100,000 of a total amount of $2,695,000 (representing 49% working interest) through our newly-formed wholly-owned subsidiary, Trendsetter Production Company ("Trendsetter"). Thus, Trendsetter is currently in the process of selling up to 49% working interest in this lease to net up to $2,156,000 of cash proceeds, after marketing costs. As of May 16, 2005, we have sold 20 units, resulting in gross proceeds of $1,100,000 and net proceeds of $880,000. When completed, this sale of working interest will replenish our cash without the need for additional capital financing at this time.

Thus, management expects to improve our cash flow from operations on a steady basis from quarter to quarter during the current fiscal year by pursuing new revenues while continuing to build our potential income sources from our largest oil and gas assets. Management's goal is to make significant progress in reducing, and ultimately eradicating, our negative cash flow from operations. We are very encouraged by the results of the independent geological study and gradually increasing revenues and potential for steady growth in oil production revenues from the oil that is now being produced in Louisiana. At the same time, by Trendsetter Production Company selling up to 49% working interest on its first lease, we are currently replenishing our cash position.

As a public company, the health of our market is paramount to be able to raise critical capital. Subsequent to the balance sheet date, the company has been approved and began trading on the American Stock Exchange on May 5, 2005. We believe this will directly and indirectly help to strengthen and provide more stability to the company's market for its common stock and that financing options for the company will expand as a result.

As reported in our annual report, we raised $5,937,063 from the sale of restricted common stock during the fiscal year ended June 30, 2004. The majority of the capital raised in the past has been invested to improve our oil and gas properties. We believe that should we implement a strategy to raise additional capital that the use of these funds will continue to enhance our asset value in our oil and gas concession. It is our belief that such a strategy would continue to enhance shareholder value and facilitate additional financing options.

Because our subsidiary, SCS Corporation ("SCS") is looking to increase its exploration activities, we are beginning to look at more than one option to raise additional funds. Management is confident in its ability to raise additional capital under more conventional financing structures but we also believe that ultimately we will be able to secure oil and gas working interest partners to fund and carry significant portions of the capital investment burden. As we have discussed in the press, we are formulating plans and moving forward towards drilling our first exploration well offshore West Africa. We feel that we can successfully finance such a work program either ourselves through an equity financing plan, through working interest partners, or a combination of both.

We could obtain additional capital also upon the exercise of other previously issued in the money outstanding warrants and options for common stock. If all outstanding warrants and options that are currently in the money were exercised, the company would receive approximately $8,000,000 in cash proceeds from such additional capital investment.

We have a capital lease obligation of $14,625 financing certain electrical equipment in our data center. Additionally, we owe $36,500 of a settlement payable to a vendor and $4,000 of installment payments on an insurance finance agreement. In April 2005, entered into a capital lease to purchase land in Louisiana for $50,000. We do not plan to use significant debt financing, except for the possibility of financing income-producing assets in the future.

Finally, during fiscal 2001, we purchased a Certificate of Deposit in the amount of $436,300, which secured the lease at Westwood with a Letter of Credit arrangement. As of October 31, 2004, the Certificate of Deposit and letter of credit had been reduced to $195,195. On November 1, 2004, this Certificate of Deposit and letter of credit was reduced to $65,445, and $129,750 was released to us. The remaining $65,445 will be released on November 1, 2005.

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

We have an operating lease with our landlord as disclosed in Note 15 of the financial statements that appear in our annual report for the year ended June 30, 2004. The lease is a ten year lease. The lease inception date was November 1, 2000. The base monthly rent is $0 for months 1-6, $20,774 for months 7-54, and $24,114 for months 55-120, beginning November 1, 2000. Additional common area maintenance charges are assessed. At June 30, 2004, future minimum payments are $252,328 in year 2005, $289,364 per year in years 2006-2010, and $120,568 in 2011.

We have a contingent $350,000 note payable that is only payable with 25% of the profits of SCS. We have the right to pay this note off using common stock. We also have three contingent notes payable totaling $856,000, which will be paid solely from HYD's net income as determined under generally accepted accounting principles over the next five years. In accordance with an offset provision, no payments will be made until there is net income that exceeds the losses HYD has incurred. The payments, if any, will be made in quarterly installments of 25% of HYD's net income. No payments have been made to date because HYD has not generated any net income to date.

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



Part II     Other Information

ITEM 1.  Legal Proceedings

A.  Dixon  Financial  Services

In 2001, the Company was named as a defendant in a lawsuit styled Dixon Financial Services, Ltd. v. Fidelity Transfer Company, Erin Oil Exploration, Inc., Bill Knollenberg, Ron Bearden, R.F. Bearden Associates, Inc., James Chang, Nick H. Johnson, Riley L. Burnett, Jr., Johnson, Burnett & Chang, L.L.P., Greenberg, Peden, Siegmyer & Oshman, P.C., George Siegmyer and Hyperdynamics Corporation; Cause No. 2001-06263; In the 215th Judicial District Court of Harris County, Texas.

This suit alleged breach of contract for failure to deliver share certificates in the name of Dixon Financial Services for 574,500 shares of the Company stock, which shares were held in a nominee name. In 2000, The Erin Oil Exploration parties, including their attorneys, brought suit against the Company, wrongfully claiming that the shares were subject to their claims against other persons and obtained a temporary restraining order preventing the transfer of the shares. Fidelity Transfer, as the Company's transfer agent, refused to transfer the shares to Dixon because of the restraining order. The Court set aside the temporary restraining order as to the shares and the shares were not subject to a later temporary injunction. However, legal counsel for the Erin Oil parties wrongfully asserted to Fidelity Transfer that the shares were subject to the injunction and Fidelity Transfer refused to transfer the shares to Dixon Financial for a period of at least three months during which the share price dropped from more than $6.00 a share to slightly more than $1.00 per share.

Dixon Financial and the Company brought claims against the Erin Oil parties and their legal counsel for their wrongful conduct. The Erin Oil legal counsel asserted a litigation privilege under Texas law. The Erin Oil parties and their legal counsel filed motions for summary judgment asserting the litigation privilege as a bar to liability. The trial court granted all such motions for summary judgment.

Fidelity Transfer asserted that it was not subject to jurisdiction in Texas and the Company determined that Fidelity Transfer was not currently solvent for purposes of any judgment against it in this matter. Fidelity Transfer is no longer a party to this lawsuit, but the Company has a formal agreement allowing it to pursue recovery against Fidelity Transfer at a later time.

At the end of April 2005, the Company and Dixon Financial entered into an agreement to settle and resolve this litigation. The agreement provides, among other things, that since the claims of both Dixon Financial and the Company against the Erin Oil parties and their legal counsel are similar, that the Company will bear the cost of appealing the summary judgments granted to the Erin Oil parties on the litigation privilege defense to liability. The agreement further provides that the Company agree to a judgment in the amount of $2,015,264 for the failure to deliver the shares into the name of Dixon
Financial. However, Dixon Financial has agreed that it will not abstract or otherwise seek to enforce the agreed judgment, except in the event that the appeal is unsuccessful or the Erin Oil parties are determined not to be liable for any other reason. If the appeal is unsuccessful, the Company and Dixon Financial have agreed that the Company will pay the sum of $240,000 payable in the amount of $10,000 per month for a period of 24 months. This agreement is subject to court approval. The Company reasonably believes that its liability, if any, will not arise prior to January 2007. In the event that the appeal is successful, the Company will not be obligated to pay any amount of money other than legal fees and expenses. If the appeal is successful, the Company will seek to recover its damages and costs from the Erin Oil parties and their legal counsel. The Erin Oil parties' legal counsel have insurance which have been providing a defense and which may be liable for any damages awarded against the Erin Oil parties' counsel.

B.  AGB  Westwood,  L.P.

On May 5, 2005 the Company filed a lawsuit styled Hyperdynamics Corporation v. AGB Westwood L.P.; Cause No. 2005-30992; In the 165thth Judicial District Court of Harris County, Texas.

The Company alleges that AGB Westwood L.P. committed fraud and has breached the lease contract with Company. The Company intends to aggressively pursue damages for its claims.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2005, we effected the following transactions in reliance upon exemptions from registration under the Securities Act of 1933 as amended (the "Act") as provided in Section 4(2) thereof. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Act and setting forth the restrictions on the transferability and the sale of the securities. No underwriter participated in, nor did we pay any commissions or fees to any underwriter in connection with any of these transactions. None of the transactions involved a public offering. We believe that each person had knowledge and experience in financial and business matters which allowed them to evaluate the merits and risks of our securities. We believe that each person was knowledgeable about our operations and financial condition.

During January 2005, we issued 34,250 shares of Hyperdynamics common stock to two consultants for services valued at $136,238.

During January 2005, we issued 269,634 shares of Hyperdynamics common stock to six investors in mandatorily redeemable preferred stock of our subsidiary as a redemption of the preferred stock. The value of the common stock issued was $849,347.

During March 2005, we issued 101,480 shares of Hyperdynamics common stock to settle the balance, $281,250, of a note payable for the acquisition of HYD Resources Corporation's assets.

ITEM 4     Submission of Matters to a Vote of Security Holders

On January 21, 2005, the company held its annual shareholder meeting as disclosed in its proxy statement filed December 28, 2004. The shareholder meeting was for shareholders of record at November 23, 2004.

The election judges reported at the meeting that there were 41,525,703 common stock shares outstanding on that date carrying one vote per share plus 2,725 shares of Series B Preferred Stock carrying 20,186,800 votes. The total votes outstanding on November 23, 2004 and eligible to be cast at the meeting were 61,712,503. The total voting shares present either by proxy or in person were 31,225,686 common shares and 2,725 Series B Preferred shares. This yielded a sum total of 51,412,486 votes available to be counted. Of these votes, 51,412,486 votes were cast representing 83% of the total outstanding votes eligible to vote at the meeting.

The results of the voting by Item are as follows:

ITEM 1:
With respect to election of Directors of the Company:

                  # of shares FOR  # of shares WITHHELD
Kent Watts             51,337,247               106,860
Robert J. Hill         48,267,630             3,027,147
Harry Briers           51,334,947               109,160
Harold A. Poling       51,333,447               110,660
Al Young               50,832,447               611,660

ITEM 2:
With respect to Ratification of Selection of Malone & Bailey, PC as the Company's Independent Auditors for the Fiscal Year ended June 30, 2005:

# of shares FOR          # of shares AGAINST          # of shares ABSTAIN
51,279,074                      21,860                       111,552

ITEM 3:

With respect to approval of an amendment to the Stock and Stock Option Plan:

# of shares FOR          # of shares AGAINST          # of shares ABSTAIN
32,255,024                    3,380,675                      225,753

ITEM 4

With respect to any Other Business as may properly come before the meeting (none discussed):

# of shares FOR          # of shares AGAINST          # of shares ABSTAIN
50,441,156                     293,302                       678,028

Item 6     Exhibits
Exhibits

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

Dated: May 16, 2005


17