Form 10KSB
period 2005-06-30
HYPERDYNAMICS CORP
filed 2005-10-17
CIK 937136

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
                 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended June 30, 2005
                                       or
               [_] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITES EXCHANGE ACT OF 1934

                      For the transition period from     to

                        Commission File Number 000-25496

                            HYPERDYNAMICS CORPORATION
                 (Name of small business issuer in its charter)

                            DELAWARE                   87-0400335
               (State  or  other  jurisdiction       (IRS Employer
              of incorporation or organization)  Identification  Number)

                   9700 BISSONNET, SUITE 1700, HOUSTON, TEXAS 77036 (Address of principal executive offices, including zip code)

                                    (713) 353-9400
     (Issuer's  telephone  number,  including  area  code)

         Securities registered under Section 12(b) of the Exchange Act:
        Title of Each Class     Name of Each Exchange on which Registered
        -------------------     -----------------------------------------
           Common Stock, $0.001 par value     American Stock Exchange

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ] Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act) Yes [ ] No [X ]

Issuer's revenues for the year ended June 30, 2005 were $172,669. The aggregate market value of Common Stock held by non-affiliates of the registrant at September 26, 2005 based upon the last reported sales prices on the American Stock Exchange of $1.15 was $19,361,098. As of September 26, 2005, there were 42,168,410 Shares of Common Stock outstanding.




Table of Contents
PART I . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3
Item 1 Description of Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3
Item 2 Description of Property . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10
Item 3 Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  15
Item 4 Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  17
PART II. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  17
Item 5 Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities  17
Item 6 Management's Discussion and Analysis or Plan of Operation . . . . . . . . . . . . . . . . . . . . . . . . . . . .  18
Item 7 Financial Statements. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  24
Item 8 Changes In and Disagreements with Accountants on Accounting and Financial Disclosure. . . . . . . . . . . . . . .  24
Item 8 (A) Controls and Procedures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  24
Item 8 (B) Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  24
PART III . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  25
Item 9 Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(A) of the Exchange Act .  25
Item 10 Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  28
Item 11 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters . . . . . . . . .  30
Item 12 Certain Relationships and Related Transactions . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  32
Item 13 Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  33
Item 14 Principal Accountant Fees and Services . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  33
Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  35

                                     PART I
Item  1  Description  of  Business
History
 Hyperdynamics Corporation ("Hyperdynamics") is a Delaware corporation founded in 1996. At inception we were a value-added reseller of computer hardware and software. Our business plan was to develop into a complete service provider of integrated information technology services. During the fiscal year ended June 30, 2001, we began to offer our Integrated Technology Service Provider (ITSP) product, a bundled service offering for clients who wished to outsource their information technology department in addition to receiving internet service. We discontinued this integrated service beginning in fiscal year 2002, about a year after acquiring our subsidiary, SCS Corporation ("SCS"). When we acquired SCS, we decided to implement a dramatic change in our business plan. SCS quickly became our only operating subsidiary. In the summer of 2001, months after the SCS acquisition, we shifted instead to providing products and services targeted specifically to the oil and gas industry such as seismic data management services, customized geological workstations, and data transcription services. Additionally, SCS' management had years of experience which included both oil and gas exploration and the provision of seismic data management services to the oil and gas industry. In early 2002, SCS got the opportunity to become involved in an exploration project offshore the Republic of Guinea, West Africa ("Guinea"). Additionally in late fiscal 2004, we began exploration and production activities in Louisiana, USA through our reportable operating segment HYD Resources ("HYDR").

While working to rectify the problems with the Guinea exploration project, we focused more heavily on our Louisiana operations. In April 2004, we initiated a new company, HYD Resources Corporation ("HYDR"). HYDR owns drilling rigs, a workover rig and drilling equipment. HYDR drills oil wells in proven areas within the United States. So far all of its drilling activity has occurred in Louisiana. Our primary goal for HYDR is to cost-effectively generate domestic production revenues.

Finally, we continue to use our seismic data management or NuData(SM) services in house. In fiscal 2005, we copied all the vintage data of the Republic of Guinea from nine-track data tapes to DVD. Thus, this software continues to meet our in-house data management requirements. Our seismic data management capabilities facilitate the further analysis and use of the data acquired pursuant to the needs of our exploration work programs.

Current  Focus  and  Direction  of  Business  Plan

Offshore Oil and Gas Exploration and Exploitation; Production and Sharing Agreement for Exploration Territory Offshore The Republic of Guinea
In early 2002, SCS management, in association with US Oil Corporation of Houston, Texas ("US Oil") began to evaluate the viability of US Oil's oil and gas concession off the coast of The Republic of Guinea, West Africa ("Guinea"). After SCS' geo-experts review of older seismic data collected from that concession, we decided that the concession provided a good business opportunity. Thus, we negotiated an agreement with US Oil to revitalize the then-dormant 1995 Production and Sharing Agreement that US Oil still had in effect with Guinea. We proposed to perform a regional seismic data acquisition across the concession using modern digital technology. US Oil agreed to the proposal and the Government of Guinea was amenable to our proposal and issued permits. SCS proceeded in 2002 to acquire one thousand kilometers of regional two-dimensional ("2D") seismic lines. In December 2002 US Oil negotiated a new Production and Sharing Agreement ("2002 PSA") with Guinea. US Oil farmed out 100% of the rights and obligations of this agreement to SCS. This 2002 PSA gives rights for exploration and production across the concession of approximately sixteen million (16,000,000) acres. In November 2003, SCS acquired another four thousand kilometers of 2D seismic. We performed our exploration work in Africa under Guinea's Hydrocarbon Development Program, which was instituted by President Lansana Conte. During fiscal 2004 we accomplished critical exploration work: a 4000 kilometer 2D seismic data shoot, the processing of the seismic data acquired, and the evaluation of that data and data that had been acquired in the past.

Until SCS began the exploration program, the geological information relating to offshore Guinea was scant. The first exploration activity in our concession area occurred in the 1970's. The technology available for data acquisition and processing at that time did not reveal geological information with great precision. The area was not considered as attractive as other areas which more clearly evidenced hydrocarbon systems using contemporaneous technology and which were easier to explore and develop. Accordingly, very little additional exploration work occurred on the concession until we began our work in 2002. The general economic environment has changed dramatically since the 1970's. Today, oil is more scarce and the price of oil is the highest it has ever been. Because of this economic fact, exploration and development is occurring in certain areas around the world that were previously not explored because the cost was perceived to exceed the potential benefits. As we now know, offshore Guinea was viewed as an area such as this for many years based on old geological and geophysical data. We conducted our surveys using modern technology which more accurately depicts the geological character of the area. The geological work that we and our vendors have performed supports our plan to begin drilling exploration wells.

The regional 2D seismic acquired in 2002 included about 1,000 kilometers of new data, which we re-evaluated during fiscal year 2004. We used the information garnered from this regional data shoot to design a more detailed 2D coverage of a 4,000 kilometer grid and we acquired the additional data. During the second, third, and fourth quarters of 2004, we completed the processing and interpretation of this additional 4,000 kilometers of seismic data. This fulfilled our work obligation under the initial exploration phase of the 2002 PSA.

The additional interpretation and analysis of this 2003 data in early 2004 kept us in full compliance with our required work under the 2002 PSA and, began our strategy to exceed minimum requirements in support of our commitment to a hydrocarbon discovery. We continued our analyses with new and better methods into late fiscal 2005. This work is continually providing us with growing evidence in the form of documented direct hydrocarbon indicators.

In fiscal 2004, after completion of the initial processing and re-processing of our newly acquired 4,000 kilometers of digital 2D data, we were able to determine, through intense detailed analysis and mapping procedures, the existence of direct hydrocarbon indicators, including many noted gas seeps sourcing from the ocean floor in our coverage area. Based on this and the other geological and geophysical analysis, we contracted TDI-Brooks International ("TDI") to perform an extensive geochemical analysis. In early August 2004, we obtained a permit from the government of Guinea and the geochemical work program began offshore Guinea on August 17, 2004. A total of fifty seven core samples were acquired and delivered back to TDI's laboratory at College Station, Texas and an analysis was completed on August 30, 2004. The results of the coring program in early fiscal 2005 added additional evidence supporting our plan to drill our first exploration wells.

In addition to the geo-chemical analysis, we had originally planned to implement a three-dimensional ("3D") survey in early 2004. We decided to defer the 3D survey because we wish to take the extra time to further analyze our data in order to design a more efficient program which would concentrate our efforts on the most prospective areas in the concession. We contracted with internationally known Petroleum Geo-Services ("PGS") to perform a third party detailed and comprehensive analysis and interpretation of all our seismic data. PGS's team of professionals began an estimated 12 week process on July 13, 2004. They presented their preliminary report to us on August 19, 2004 revealing significant corroborating evidence of hydrocarbons, but most importantly it clearly expressed agreement with our view that there is well defined working petroleum system across the concession. PGS gave us their completed report in December of 2004. This report supported our work, giving us additional corroborating evidence to go forward toward drilling. One of the main issues with regard to determining our next step was the corroborating evidence of the size of the drilling targets. This confirmed our belief that the next step should be drilling our first exploration wells as opposed to spending any more time and money on 3D seismic. Due to the size of the structures, our geo-experts determined that we would gain much more by simply spending the money to drill. In January 2005, we began looking at ways to put together drilling operations. Additionally, we stepped up our communications and negotiations with potential oil company working interest partners, drilling companies, and began work to contract drilling platforms to use to drill our exploration wells. Our geo-experts refined their work during the months of January through May 2005 and diligently focused in on four targets from shallow to medium depth water. We also developed a multi-channel strategy to drill more wells faster. The first channel is to partner with oil companies on a working interest basis. The second is to raise significant private funds and to contract directly with a drilling company and drilling platform vendors ourselves. The third strategy was to contract with turn-key offshore drilling companies whereby our geo-experts would direct the drilling operations of the contractor.

Our top corporate priority revolved around discovering commercially viable hydrocarbons offshore Guinea since December of 2002. We made progress toward this goal until June 27, 2005, when we sent a request for a drilling permit to Guinea, through USOil. The request was to obtain a permit to drill as many as four exploration wells offshore Guinea. We expected to receive the drilling permit quickly as a hydrocarbon development program was always reportedly the top priority and of the utmost importance to the country of Guinea. We received a termination letter on the letterhead of the private office of the president, purportedly written in "Agreement with the Authority". We had not received any prior deficiency notice when we received the letter. We began working diligently to rectify issue of our right to continue under the 2002 PSA. We disclosed these events in an 8-K filed on July 28, 2005.

On July 12, 2005 we received a notice from USOil as disclosed in our 8-K filed on July 28, 2005, which purported that the 2002 PSA had been canceled. We disagreed totally with their assessment and filed suit against USOil on July 29, 2005, as disclosed in the legal proceedings section hereunder. We immediately began working diligently to clear up all misunderstandings with the Government of Guinea so that we could get back to the objective of beginning drilling operations offshore Guinea. On August 26, 2005, Mr. Kent Watts, President and Chief Executive Officer, hired Mr. Famourou Kourouma as the company's new Vice President of Guinea Affairs. Mr. Kourouma, born and raised in Guinea, began working on the problem to get us back into a position to begin our drilling program since their initial contact on August 22, 2005.

He traveled to Conakry, Guinea in early September 2005 and sought a resolution of the outstanding issues precluding SCS from pursuing an exploratory drilling program. Through Mr. Kourouma's many meetings and contacts with business and government officials, including two separate meetings with the Head of State, support for our issues was sincerely expressed and a clear path was given by the Head of State to work with the Ministre Secretaire General De La Presidence De La Republique De Guinee, Son Excelence Mr. Fode Bangoura.

On Wednesday September 21, 2005, Mr. Kourouma called from Guinea and requested that he come to Conakry to prepare for a meeting with a top ranking government official. On Thursday, September 22, 2005, Kent Watts left for Guinea. He arrived in Conakry, Guinea at approximately 5:00PM on Friday, September 23, 2005.

On Tuesday, September 27, 2005, Mr. Kent Watts, CEO and Mr. Kourouma, VPGA had a private meeting with the Ministre Secretaire General De La Presidence De La Republique De Guinee, Son Excelence Mr. Fode Bangoura (hereunder referred to as the "MSG"). The meeting was held at 3:00PM at the Presidential palace in Conakry, Guinea. Our issues pertaining to being allowed to continue our work were discussed and the Minister Secretary General was extremely understanding and gracious. First and foremost, the MSG emphatically denied that any termination letter had been generated or authorized by his office. This means that the termination letter forwarded to us by USOil and reported in our 8K was a fake and not valid.

After some additional interpretive dialogue, Mr. Watts and Mr. Kourouma asked the Secretary General, "what could we report as a summary outcome of our meeting together." Mr. Kourouma reported to Mr. Watts the following substantive interpretation of the Secretary General's response.

"The Secretary General Son Excelence Mr. Fode Bangoura told us that he was pleased to discuss our issues with us and that he was very encouraged and believed that we were the right company for the work. He then said that he will begin by reviewing everything in detail tonight. Then, he will discuss the information with the minister committee and a proposal from the President will be submitted to the National Assembly for approval. Once the proposal is approved, the National Assembly will issue a legal approval (projet de lois). Then he said that he will inform us of the approval and at that time he will perform all steps necessary to allow us to continue our work. "

With this new development and pending the outcome, Hyperdynamics Corporation has significant reason to believe an amicable solution is inevitable in the very near future.

Seismic  Data  Management  Services

On August 27, 2004 we entered into a contract with Texas Geophysical Company ("TGC") relating to their data from Northern Alaska covering an offshore area of the Alaska National Wildlife Refuge ("ANWR"). Under this contract, SCS became the sales agent and seismic data management provider for TGC's ANWR data. The State of Alaska recently opened this area for block bids for offshore oil and gas exploration and exploitation and TGC has the rights to the only 2D seismic data known to cover this area. Should oil companies license this data, SCS will perform the data processing and will earn associated service revenues and a percentage of the license fees.

Development  of  SCS  NuData(TM)  Management  System

On September 13, 2002, we acquired the copyrights and all rights to the source code of the ONYX and ONYXII related conversion and transcription software. The software is instrumental in providing the technical capabilities to handle virtually any type of tape transcription and data conversion service. The ONYX software establishes a major competitive advantage for us as a primary component for our SCS NuData Management System. The ONYX software has been developed over the last five years and we are in the process of completing its latest version of the software to take full advantage of Microsoft's 32 bit Operating Systems such as Windows 2000, Windows XP and future 64 bit operating systems as technology advances. As the primary cornerstone of our NuData Management System, ONYX facilitates over 120 different tape formats including such common formats like SEG A,B,C, or D, Western Code 4.2 and 1, Geocore 4, and Tempest, to name a few. These formats are converted to the more standard SEG-Y format and then consolidated to DVD. Features of the NuData Management System in addition to the

ONYX  based  conversion  capabilities  include:

A custom and unique tape tracking system tightly monitoring and managing the transcription process and database to organize and keep track of all the data associated with a particular line or area of seismic data.
Bundled services to scan well logs, maps and other related information to PDF format and consolidate such related data on the same disk or DVD as the converted seismic data.

Strong quality assurance procedures. Data sets are catalogued in the NuData database and then compared to client's database and reconciled to NuData database.

Once consolidated on DVD, there are many different data management and backup solutions available, for example, online virtual private network (VPN) access established privately or high speed transmission from Hyperdynamics transcription facility to remote sites across high bandwidth capacity connection.

While we maintain the ability to service third party companies, the primary benefit of our NuData capability is to make our exploration activities significantly more efficient.

When coupled with our extensive industry experience, the NuData Management System allows us to consolidate our seismic data in ways that save substantial amounts in future data maintenance expenses. We can dramatically enhance our accessibility and utility of our seismic data thereby enhancing our ability to find new oil and gas reserves faster and at a lower cost. In summary, the NuData Management System makes the data we manage more secure, accessible, manageable, and portable all while saving us significant time and money.

Domestic  Oil  Field  Service  and  Production

On  April  23,  2004,  we acquired our new subsidiary, HYD Resources Corporation
(HYD). HYD is a Texas corporation and is our second operating subsidiary. HYD has corporate offices located at our home office in Houston and one field office located in La Salle Parish in Louisiana. When acquired, HYD had approximately $375,000 worth of assets, the bulk of which was oil field equipment. At the time of acquisition, HYD also had no prior history of operations. HYD's president, Mr. Sam Spears, a long time oil industry operator, made some strategic purchases of additional equipment in early fiscal 2005 and we then renovated two drilling rigs and one work-over rig that are all in operation today. HYD drills oil wells in proven areas within the United States. Currently, all of its drilling activity occurred in Louisiana.

In January 2005, Hyperdynamics acquired an inactive company that from the former owners of HYD, Trendsetter Production Company (TPC). TPC is an authorized operator in the state of Louisiana. This immediately made us an oil and gas operator.

HYD's business is drilling and production services for shallow wells with relative low volume in proven areas known to historically produce oil and gas. We evaluate the performance of these two companies as a single unit, our reportable segment named HYD Resources ("HYDR").

One of HYDR's activities is the acquisition and repair of key oil field equipment. We can then use this equipment to drill for our own oil and gas production, establish production facilities, and maintain our producing wells. Because of our capabilities to drill and operate, we have obtained working interest on currently 614 acres under lease. We intend to continue to acquire oil leases in known producing areas and drill these leases to increase our own production revenues. We can acquire onshore producing leases with a very low risk and cost-effectively enhance the production of wells acquired by working over existing wells. Management expects our onshore operations to result in current income to cover its corporate overhead.

Since January 2005, we have obtained or drilled its first 21 oil wells on three separate leases. While drilling our first lease known as the J. W. Norris lease, it was determined that significant amounts of high pressure gas existed on the lease. As each well drilled continued to hit additional gas zones, the first twelve wells were left basically shut-in and it was determined that we would need to install a gas gathering system, contract with a pipeline transmission company and then execute a contract with a company to buy our gas. This process to establish a means to sell our gas began in June 2005 and we signed a contract with Tennessee Gas on September 2, 2005. We subsequently delivered our contract to sell our gas with British Petroleum on September 15, 2005. This has enabled us to install a gas gathering system and metering equipment to begin selling our natural gas reserves. Gas sales are expected to begin in October 2005.
After determining that it would take some time to get established to sell natural gas, we began drilling oil wells on the Kelly lease. The first well drilled, Kelly#1 began initially with flow rates of approximately thirty barrels per day in July 2005. This increased to approximately seventy barrels per day in early August and is expected to level out at around fifty barrels per day. The company also has drilled Kelly# 2 as completed approximately at the end of August. While drilling Kelly#1 and Kelly#2, new gas zones were discovered as well. Since the gas metering equipment for the Norris lease will actually be located on the Kelly lease, we believe that drilling additional gas wells to increase gas production will be much easier and faster once the gas system is completed. With at least two more sites to place producing wells on the Kelly lease, management feels that maximum production from Norris and Kelly should be reached sometime between October and November of 2005.

Since July 1 through September 26, 2005 we sold approximately 1,943 barrels of oil and have approximately nine hundred (880) barrels in the production tanks. We are looking to begin drilling on additional leases that we have and additionally expect to obtain. During fiscal year 2006, the domestic production goals are to nominally reach seven hundred fifty (750) barrels per day of production of oil and gas equivalent.

Employees  and  Independent  Contractors

We currently have 31 full time employees and no part time employees. Out of 31, 6 of these employees are a strict part of corporate overhead, 4 are directly associated with SCS and thus attributable to the exploration and seismic data management effort and 21are focused on the growing oil field production of HYD Resources. They are comprised of 2 management and 19 hourly employees working on well work-over, drilling, and strategic equipment renovation projects. Additionally, we use independent contractors to minimize fixed overhead. No employees are represented by a union and the Company believes that its labor relations are good.

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

Oil industry related alliance partners and vendors that we have established include the following:

Spectrum Geophysical Processing Company ("Spectrum") provided professional data processing services for us. Spectrum is a member of a UK registered group of companies providing seismic data processing, non-exclusive surveys and electronic data management services to a wide range of international clients. Spectrum has its headquarters in Woking, England, with operational centers in Houston and Cairo. There are active joint ventures in Buenos Aires, Tripoli, Tehran and New Delhi. SEISMIC DATA PROCESSING operates a major processing computer hub in its Houston office using the successful combination of interactive SeisUp running on multi CPU Hewlett Packard Exemplar systems with the addition of a large PC cluster to run pre-stack time and depth migration and other CPU intensive processes. Both Spectrum's geophysicists and Spectrum's clients can interactively utilize this capacity via Tarantella servers and the internet. As pioneers of seismic trace scanning and digital reconstruction, Spectrum continues to improve its Geoscan service and product with more sophisticated reconstruction algorithms and an upgraded, interactive operating environment. Spectrum also provide tape transcription and remedial/recovery services, and have successfully completed many projects involving the copying of thousands of old tapes to new high density cartridges. NON-EXCLUSIVE SURVEYS are an important part of the group's activities. The international portfolio has recently increased with the completion of surveys offshore Oman and New Zealand. We contracted with Petroleum Geophysical Services ("PGS") to establish a strategic alignment for further seismic acquisition and independent data interpretation services. PGS is a technologically focused oilfield service company principally involved in geophysical and floating production services. PGS provides a broad range of seismic and reservoir services, including data acquisition, processing, interpretation, and field evaluation. PGS also owns and operates four floating production, storage and offloading units (FPSOs). PGS operates on a worldwide basis with headquarters in Oslo, Norway.

We engaged TDI-Brooks International ("TDI") to perform geochemical core analysis of our concession. TDI is the recognized leader in offshore surface geochemical exploration and heat flow measurement. Since 1996, TDI has collected nearly 7,000 deep water piston core sediment samples and heat flow stations for every major oil company, in areas such as the Caribbean, the Gulf of Mexico, the Mediterranean, the North Atlantic and offshore West Africa.

Key  Customers

Oil production from our Louisiana properties is purchased by one customer - Plains Marketing LLC.

Research  and  Development

We do not expend a material amount on research and development. Cost of Compliance with Environmental Laws

Because we are engaged in extracting natural resources, our business is subject to various federal, state and local provisions regarding environmental and ecological matters. Therefore, compliance with environmental laws may necessitate significant capital outlays, affect our earnings potential, and cause material changes in our current and proposed business activities. At the present time, however, the environmental laws do not materially hinder nor adversely affect our business. Capital expenditures relating to environmental control facilities have not been material to our operations since our inception. During the fiscal year, we have done an oil well clean up. The cost of the clean up was less than $5,000. We have abided and are in compliance with the environmental law.

Item  2  Description  of  Property

Description  of  Oil  and  Gas  Properties

Foreign
-------
We are engaged in oil and gas operations. Beginning in November 2004, in Louisiana (onshore), we started drilling for and produced oil. During that time we also started drilling for gas, sometimes in the same borehole as for oil. As of June 30, 2005 we drilled an aggregate of nine wells in Louisiana. We reworked seven shut-in wells that were on the leases when we acquired them. We finance our Louisiana drilling and production operations from internal resources and by selling some of the working interest in oil and gas leases to investors, while retaining a portion of the working interest for ourselves. In West Africa, offshore of Guinea, we are engaged in oil and gas geophysical exploration. We have not yet done any drilling off the coast of Guinea.

In early 2002, SCS management, in association with USOil began to evaluate the viability of USOil's oil and gas concession off the coast of Guinea. After SCS' geo-experts review of older seismic data collected from that concession, we decided that the concession provided a good business opportunity. Thus, we negotiated an agreement with USOil to revitalize the then-dormant 1995 Production and Sharing Agreement that USOil still had in effect with Guinea. We proposed to perform a regional seismic data acquisition across the concession using modern digital technology. USOil agreed to the proposal and the Government of Guinea was amenable to our proposal and issued permits. SCS proceeded in 2002 to acquire one thousand kilometers of regional two-dimensional ("2D") seismic lines. In December of 2002 USOil negotiated a new Production and Sharing
Agreement ("2002 PSA") with Guinea. USOil farmed out 100% of the rights and obligations of this agreement to SCS. This 2002 PSA gives exclusive rights for exploration and production across the concession of 16 million acres.

In November of 2003, SCS acquired another four thousand kilometers of 2D seismic. The 2003 seismic data was processed by Spectrum Energy Information and Technology. In June of 2004, we engaged Petroleum Geo Services to perform an independent evaluation of our seismic data. In August of 2004, we hired TDI Brooks to perform a seabed coring program and in November of 2004, we employed Infoterra to conduct a satellite seep study of the Guinea offshore. In January of 2005, we deployed PrimeView to further analyze our seismic data through a technique known as attribute analysis. The culmination of all of this effort and expense was evident when on June 27, 2005 we sent a request for a drilling permit to Guinea, through USOil Corporation. The request was to obtain a permit to drill as many as four (4) wells offshore Guinea.

The  minimum  remaining  term  of  our  Guinea  farmout is described as follows:
If a well is not drilled by December 2, 2005 then SCS Corporation will be granted an extension until December 2, 2006 to drill a well. If a well is not drilled by December 2, 2006 then SCS will relinquish its entire concession of 16 million acres. If a well is drilled by December 2, 2006 then SCS will have until December 2, 2011 to drill additional wells and evaluate areas for exploitation. Once an area has been deem commercially productive SCS can secure it as an "Exploitation Area" of a simple geometrical shape of 50km x 50km with a payment of one million dollars to the Republic of Guinea. The Exploitation Area is held for 35 years for each well drilled in its boundaries. SCS can have multiple Exploitation Areas. After December 2, 2011, SCS will surrender all acreage to the Republic of Guinea with the exception of the Exploitation Areas.

The above is the case as if there had been no interruption to the work. Should we take a legal position regarding the timing of the work, part of our claim will include that we have been prevented from performing our work and thus the time to perform will need to be adjusted and extended accordingly once we are allowed to continue.

Domestic
--------

Our domestic energy operations are conducted by our reportable segment HYD Resources. HYD Resources provides drilling, workover and construction services internally and to third parties. It also leases and operates oil properties. It has approximately 698 acres of land under lease for oil and gas development. Of this total, leases totaling approximately 258 acres have production on them. We have approximately 47% working interest on 46 acres in La Salle Parish, Louisiana that are currently producing oil. On the other acreage, we hold working interest ownerships ranging from 68% to 80% and we are the only working interest owners.

Reserves  Reported  To  Other  Agencies.

We did not report any estimates of total, proved net oil or gas reserves to any other Federal authority or agency.

Production.

We commenced production of oil and gas in Louisiana in 2004. The average sales price (including transfers) per unit of oil produced in fiscal 2005 was $47.59 per barrel. We did not sell any gas in 2005.

Lifting  Costs.

The average production cost (lifting cost) per barrel of oil produced in 2005 was $11.00 per barrel. We expect this cost to decrease as additional production is brought online.

Productive  Wells.

Crude  Oil  and Natural Gas Wells The number of productive crude oil and natural
---------------------------------
gas  wells  in  which  we  held  an interest as of June 30, 2005 was as follows:


                 2005 (1) (2)
                      Gross  Net
--------------------------------
Crude Oil Wells
---------------
United States
---------------
Onshore
---------------         16  10.3
International
---------------
Offshore. . . .          0     0
--------------------------------
Total                   16  10.3


Productive wells are producing wells and wells capable of production. A gross well is a well in which a working interest is owned. The number of gross wells is the total number of wells in which a working interest is owned. A net well is deemed to exist when the sum of fractional ownership working interests in gross wells equals one. The number of net wells is the sum of the fractional working interests owned in gross wells expressed as whole numbers and fractions thereof. One or more completions in the same borehole are counted as one well in this table.

Acreage.

The developed and undeveloped acreage (including both leases and concessions) that we held as of June 30, 2005, are as follows:


                                  Developed Acreage (1) (2)              Undeveloped Acreage (2) (3)
Location. . . . . . .          Gross Acres                Net Acres              Gross Acres       Net Acres
------------------------------------------------------------------------------------------------------------
United States
Onshore
---------------------
Louisiana . . . . . .              258                       178                     440               365
------------------------------------------------------------------------------------------------------------
Foreign Offshore
---------------------
Guinea. . . . . . . .                0                         0              16,000,000        13,120,000
------------------------------------------------------------------------------------------------------------
Total                              258                       178              16,000,440        13,120,365


Developed  acreage  is  acreage  spaced  or  assignable  to  productive  wells.
A gross acre is an acre in which a working interest is owned. A net acre is deemed to exist when the sum of fractional ownership working interests in gross acres equals one. The number of net acres is the sum of the fractional working interests owned in gross acres expressed as whole numbers and fractions thereof. Undeveloped acreage is considered to be those leased acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of crude oil and natural gas regardless of whether or not such acreage contains proved reserves. Included within undeveloped acreage are those leased acres (held by production under the terms of a lease) that are not within the spacing unit containing, or acreage assigned to, the productive well so holding such lease.

Net  Exploratory  and  Development  Wells.  The  following table sets forth, for
------------------------------------------
fiscal  2005, the number of net exploratory and development wells we drilled. An
------------
exploratory well is a well drilled to find and produce crude oil or natural gas in an unproved area, to find a new reservoir in a field previously found to be productive of crude oil or natural gas in another reservoir, or to extend a known reservoir. A development well, for purposes of the following table is a well drilled within the proved area of a crude oil or natural gas reservoir to the depth of a stratigraphic horizon known to be productive. The number of wells drilled refers to the number of wells completed at any time during fiscal 2005, regardless of when drilling was initiated. Completion refers to the installation of permanent equipment for the production of crude oil or natural gas, or in the case of a dry hole, to the reporting of abandonment to the appropriate agency.



                                     Net Exploratory Wells               Net Development Wells
    Year Ended June 30, 2005     Productive (1)        Dry (2)        Productive (1)      Dry (2)
    ------------------------     --------------        -------        --------------      -------
                                  U.S     Int'l     U.S     Int'l     U.S     Int'l     U.S     Int'l
                                  ---     -----     ---     -----     ---     -----     ---     -----
                                    0         0       1         0       8         0       0         0
                                    -         -       -         -       -         -       -         -


A  productive well is an exploratory or development well that is not a dry hole.

A dry hole is an exploratory or development well determined to be incapable of producing either crude oil or natural gas in sufficient quantities to justify completion as an oil or gas well.

At June 30, 2005, we were in the process of drilling 0 gross (0 net) exploratory wells and 1 gross (.75 net) development wells. These wells are located onshore in Louisiana. These wells have objectives ranging from approximately 700 feet to 1,900 feet. The net drilling cost to us of these wells will be approximately $60,000 if all are dry and approximately $100,000 if all are completed as producing wells.

Delivery  Commitments.

Offshore  Guinea.  When,  if  and  as, there is production in Guinea, that falls
----------------
under  the  terms of the 2002 PSA, a 15% royalty will be paid to the Republic of
----
Guinea and 3% will be paid to USOil pending any changes through our pursuit and findings in litigation with them.

Present  Activities.

Subsequent to the end of the fiscal year two additional wells in Louisiana which has added significantly to our production totals. We are in the process of finalizing our contracts and commencing construction of natural gas gathering on leases near Jena, Louisiana.

Neither Hurricane Katrina nor Hurricane Rita affected any of HYDR's operations, nor has it in any way disrupted the daily production schedule. The storms have not caused any damage to the production facilities or equipment.

Description  of  Physical  Facilities
-------------------------------------

Description  of  Operations  Center  in  Louisiana

On April 2005, HYD Resources executed a Commercial Capital Lease with Purchase Option. The agreement was for the lease/purchase of approximately 7/10 of one acre of highway frontage land containing a metal building of approximately 7,000 square feet. It was obtained to use for the oil and gas operations center in Jena, Louisiana. The agreement terms included making payments of $6,541.09 per month from May 2005 through December with a $1 option to acquire the property at the end of the lease. The total to be paid for the facility is approximately $52,330, which includes interest of $2,330. The property is well located and well suited to facilitate organization and mobilization of our oil and gas drilling and production in Louisiana.

Description  of  Administrative  Office  Property

In 2000 we signed a 10-year lease with AGB Westwood, LTD to lease our facility at the Westwood Technology Center, a 540,000 square foot development in Houston, Texas. Under the lease we leased approximately 17,807 square feet of space to be used initially corporate offices, data center and integration center operations. Our lease payments were $20,774 per month or $14 per square foot up until September 2005 when the rate changed to $16.25 per foot. We now pay $24,114 per month.

In May 2005, we filed suit against the landlord for breach of contract as disclosed in the legal proceedings section hereunder.

Item  3  Legal  Proceedings

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

The proposed agreed judgment described above was submitted to the court in May 2005. As of October 4, 2005, the court had not ruled on the judgment. Wellington

On April 9, 2001, we were named as a defendant in a lawsuit styled Wellington, LLC vs. Hyperdynamics Corporation et al. Civil Action# 18811-NC, The Court of Chancery of Delaware.

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

We filed our First Amended Complaint against Defendants on September 12, 2002 in which we presented thirteen counts for Causes of Action against defendants including "Violations of Georgia Racketeer Influenced and Corrupt Organizations"
(RICO)  Act  (O.C.G.A.  SS  16-14-1,  ET  SEO).

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

We are subject to counterclaims in this Georgia litigation. The counterclaimants allege that Hyperdynamics and its officers and directors breached their fiduciary duties to shareholders and committed other tortuous acts. We intend to continue to vigorously pursue damages and defend all counterclaims. Discovery is being primarily focused on jurisdictional issues at this time. During the litigation we have made numerous claims of discovery abuse resulting in certain defendants and defense attorney's involved being sanctioned by the court. They have filed for sanctions against us as well.

AGB  Westwood,  L.P.

On May 5, 2005 the Company filed a lawsuit styled Hyperdynamics Corporation v. AGB Westwood L.P.; Cause No. 2005-30992; In the 165thth Judicial District Court of Harris County, Texas.
The Company alleges that AGB Westwood L.P. committed fraud and has breached the lease contract with Company. The Company intends to aggressively pursue damages for its claims.

USOil

On July 29, 2005 our wholly owned subsidiary filed a lawsuit styled SCS Corporation, Plaintiff v. USOIL CORPORATION, Defendant; Cause No. 2005-49205; in the 333rd Judicial District Court of Harris County, Texas.
The Company alleges Breach of Contract, Fraud, Negligent Misrepresentation, and seeks a Declaratory Judgment.

Item  4  Submission  of  Matters  to  a  Vote  of  Security  Holders

None.

                                     PART II

Item  5  Market  for  Common  Equity  and  Related Stockholder Matters and Small

Business  Issuer  Purchases  of  Equity  Securities

Price  Range  of  Common  Stock

Our Common Stock was traded on the OTCBB under the symbol "HYPD" until May 5, 2005 when it began trading on the American Stock Exchange "AMX". The following table sets forth the quarterly high and low bid prices per share for the Common Stock, as reported by the OTCBB or the AMEX as the case may be. The bid prices reflect inter-dealer quotations, do not include retail markup, markdown, or commission and do not necessarily reflect actual transactions.


                High Bid   Low Bid
Fiscal 2004
First Quarter.  $  2.1400  $ 0.7300
--------------  ---------  --------
Second Quarter     2.2500    1.4100
--------------  ---------  --------
Third Quarter.     3.7200    1.5100
--------------  ---------  --------
Fourth Quarter     3.0200    2.2700
--------------  ---------  --------

Fiscal 2005
First Quarter.  $  2.7200  $ 1.7600
--------------  ---------  --------
Second Quarter     3.5000    2.1700
--------------  ---------  --------
Third Quarter.     3.4000    1.7500
--------------  ---------  --------
Fourth Quarter     3.2000    1.9900
--------------  ---------  --------

On September 26, 2005 the last bid for the Common Stock as reported by the AMEX was $1.15 per share. On September 26, 2005, there were approximately 6,000 stockholders of record of the Common Stock.

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

In May 2005, Hyperdynamics issued 87,715 shares of restricted common stock to DJX, Ltd. to pay for accrued dividends of $245,163 on the company's Series B

Preferred  Stock.

In June 2005, one individual exercised 11,000 warrants for common stock for $5,500.

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

The following discussion should be read in conjunction with the financial statements and notes thereto for the fiscal years ended June 30, 2005 and 2004.

Results  of  Operations

Reportable  segments
--------------------
 Hyperdynamics management has two reportable segments: SCS Corporation ("SCS") and its Louisiana operations ("HYDR"). SCS is engaged in oil and gas exploration activities pertaining to offshore Guinea, West Africa. Additionally, it provides seismic data transcription and management services to support its activities and to external customers. The seismic data work is performed in the USA. HYDR is engaged in oil and gas exploration and production activities in Louisiana, USA; it also provides some oilfield services to external customers. Hyperdynamics evaluates performance based on profit or loss from operations. The reportable segments are managed by separate management teams who are evaluated based on their segment's performance.

Louisiana  Operations  ("HYDR")

Our prior year revenue only reflects two months of operation. Accordingly we are not able to compare the results for this segment. The revenue for 2004 was 9,974 and our current year revenue was $169,259 which includes $52,008 from oil production and $117,251 from oilfield service work. The oilfield service work was performed during the six months ended December 31, 2004. Since that time, our workover crew has been devoted to improving our oil and gas properties, and we expect them to continue to provide internal services. We expect to derive our future revenues primarily from oil production and not from the provision of oilfield services.

In June 30, 2005 our cost of revenue comprised of approximately $80,000 of costs associated with oilfield service work, $271,337 associated with oil production revenues, and $859,608 of general field expenses. The breakdown for this expense is derived from the costs associated with startup costs , repairs and maintenance, tools & yard cost, equipment and service contracts of approximately $602,917, and $256,691 in operational salaries and contract labor. Additionally, we incurred selling, general, and administrative expenses of approximately $372,666 and $133,357 attributable to administrative payroll costs. Our other significant expenditures were professional fees, such as consulting, legal and accounting of $62,090, workman's compensation and insurance expenses of $76,668, bad debt expense of $34,368, office and administrative expenses of $66,182 and depreciation and amortization of $77,370. Our loss from operations for the twelve months ended June 30, 2005 from this segment was ($1,508,093).

Guinea  and  Seismic  Data  Management  ("SCS")

We had revenues of $3,140 and $18,314 from this segment during the twelve months ended June 30, 2005 and 2004, respectively. The lack of revenues is attributable to a significant amount of internal seismic data processing work during these two periods: we have focused on the acquisition of seismic data for our concession in Guinea. Cost of revenues increased 19% from $58,432 in June 2004 to $69,480 for the twelve months ended June 30, 2005.

We have processed a portion of some data that we have the right to market in order to provide samples of the data to our prospects. When we sell the right to use this data, we will receive a fee and we will also be compensated for processing the data that we sell.

Our selling, general, and administrative expenses increased 23%, from $343,256 for the twelve months ended June 30, 2004 to $423,558 during the twelve months ended June 30, 2005. The selling expenses increased 102% from $18,556 in 2004 to $37,522 in 2005 due to an addition of staff and, the 6801% increase in general and administrative expenses relating to the purchase of additional health insurance coverage for new employees from $349 in 2004 to $24,083 in 2005. An increase of 175% on other taxes particularly the Franchise Tax Board assessment was $5,000 higher than 2004. Utility use also rose 31% from $35,926 in 2004 to $47,170 in 2005 due to a higher electric consumption . The office expenses increased 38% from $17,369 in 2004 to $24,051 in 2005 due to more conferences participated by personnel. Our travel expenses increased 40% from $48,406 in 2004 to $67,793 in 2005 due to multiple trips to London and Africa in connection with the Guinea concession.

Our other significant expenditures include professional fees which reflects an increase of 305% due to accounting costs related to the fairness opinion for preferred stock paydown matter. Our depreciation and amortization increased 18% from $24,248 in 2004 to $28,499 for year ended 2005.

Based on the factors discussed above, Our loss from operations for the twelve months ended June 30, 2005 from this segment was ($528,617).

Corporate  Overhead

We continue to receive occasional revenues from our prior value added reselling and computer consulting business. When this occurs, we classify the revenue to corporate overhead. This revenue was $300 for the twelve months ended June 30, 2005 and $10,056 for the twelve months ended June 2004, thus a 97% decline in revenues for 2005. We do not actively pursue revenues of this nature and they occur very irregularly.

Our Cost of Revenues decreased from $81,356 in 2004 to $68,104 in 2005. We classify certain computer expenditures and our system engineer's payroll costs as cost of revenues attributable to corporate overhead. The 15% difference in cost of revenues is attributable to the cost of the computer equipment purchased and resold in June 2005.

Our selling, general, and administrative expenses increased 16% from $2,415,381 during the twelve months ended June 30, 2004 to $2,803,192 during the twelve months ended June 30, 2005. The one reason for this difference is equity-based compensation costs. Equity-based compensation costs were approximately $300,000 higher in the twelve months ended June 30, 2005 than in the comparable period of 2004. This year's expense related to equity-based compensation to four consultants of $1,833,086 derives from the vesting of 800,000 warrants to purchase common stock at an exercise price of $0.50 per share. During the year ending June 30, 2004, 2,000,000 warrants were originally granted to four consultants and 800,000 warrants vested during that year. Additionally, 800,000 warrants have vested during the current fiscal year: 200,000 warrants are scheduled to vest at the end of each quarter for the next two quarters. We record the expense associated with these warrants using the fair value of the warrants as of the date they vest as estimated by the Black-Scholes option pricing model. Thus, provided that the agreements are not terminated (which would result in the forfeiture of the unvested warrants), we will incur expense related to these warrants each quarter for the next three quarters and the expense will vary based upon the market price of our common stock in each quarter. Equity-based compensation does not impact our liquidity or net worth because the consulting expense is offset by an increase to additional paid-in capital.

Additional factors affecting the increase of selling, general and administrative expenses is attributable to the purchase of added coverage for the directors and officers indemnity insurance, an increase of $99,865 from $14,962 in 2004. The insurance policy is in force beginning April 2004. Our general office expenses increased from $49,319 in 2004 to $158,327 in 2005 due to American Stock Exchange listing fees of $65,000 and higher expenses for the cost of the shareholder meeting.

Based on the factors discussed above, the loss from operations attributable to corporate overhead increased from ($2,594,994) in 2004 to ($2,863,195) in 2005.

Other  Items

Interest expense decreased from $474,463 in the twelve months ended June 30, 2004 to $316,034 in the twelve months ended June 30, 2005. The interest expense during fiscal 2004 consists of approximately $250,000 attributable to the Notes Payable, due December 31, 2007 and $230,000 of accretion on mandatorily redeemable preferred stock. These notes payable were converted during the quarter ended December 31, 2003. The interest expense during 2005 consisted of accretion of interest on mandatorily redeemable preferred stock and a loss on the retirement of the preferred stock.

Based on the factors discussed for each segment, the Net Loss chargeable to common shareholders increased $1,666,748, or 45% from $(3,677,822), or $(.12) per share in 2004 to $(5,344,570), or $(.13) per share in 2005. The net loss chargeable to common shareholders includes a provision for preferred stock dividends of $186,779 in 2004 and $128,445 in 2005. The negative results are due to the factors discussed above.

Critical  Accounting  Policies

Property  and  Equipment  and  Unproved  Oil  and  Gas  Properties:
-------------------------------------------------------------------

We have capitalized approximately $4,072,503 in oil and gas properties as of June 30, 2005. The $4,072,503 in oil and gas properties is subject to impairment review as of June 30, 2005. The Oil and Gas Properties were determined to be unimpaired because the Government of Guinea is currently working diligently to give us our permits and permission to continue our work. Additionally, we expect various strategies to raise funds, as discussed in the liquidity and capital resources section, to raise sufficient funds to satisfy our obligations with regard to the Guinea project.

Off-Balance  Sheet  Arrangements
--------------------------------

Under our agreement with US Oil, we will pay US Oil $1,600,000 if SCS obtains third party financing for the Guinea development project, and a 3% royalty if oil and gas is produced on our Guinea project, under the terms still in effect under the 2002 PSA and related farmout agreement and depending on the outcome of our current litigation with them. This contingent payable will, if paid, increase the cost of the Unproved Oil and Gas properties at the time of payment. As such, it will increase the cost of sales over the oil and gas production period as part of the periodic amortization of the Proved Properties, or, if the development of the properties does not culminate in oil and gas production, the cost will be charged to expense as an impairment.

We have an operating lease with our landlord as disclosed in Note 15 of our financial statements that appear in our annual report for the year ended June 30, 2005. The lease is a ten year lease. The lease inception date was November 1, 2000. The base monthly rent is $0 for months 1-6, $20,774 for months 7-54, and $24,114 for months 55-120, beginning November 1, 2000. Additional common area maintenance charges are assessed. At June 30, 2005, future minimum payments are $289,364 per year in years 2006-2010, and $120,568 in 2011. We are involved in a lawsuit with our landlord as disclosed in Part I Item 3 of this report. We also have a contingent $350,000 note payable that is only payable with 25% of the profits of SCS Corporation. We have the right to pay this note using common stock or cash.

Additionally, in conjunction with our purchase of HYD, we entered into three notes payable to two individuals totaling $856,000. The notes are to be paid quarterly over the five years ended June 30, 2009. Payments will be due only if HYD has a net income according to accounting principles generally accepted in the United States of America. Payment amount will be 25% of the net income for the period, unless there was a net loss in previous period(s). If there is a net loss, subsequent net income must completely offset the losses before any amounts are due. After the loss is offset, payment of 25% of the remaining net income will be due.

Liquidity  and  Capital  Resources
----------------------------------

At June 30, 2005 our current ratio of current assets to current liabilities was ..27 to 1. This compares to 1.86 to 1 for 2004. A deeper analysis of the current ratio reveals several current obligations that reduce the current ratio but for which there is no requirement to use cash to satisfy them or the payment is deferred until we receive cash inflows sufficient to pay them. These items include Deferred gain, Accounts payable Seismic Data, Dividends payable, and Dividends payable to related party.

On August 12, 2005, we closed a private financing transaction with Dutchess Private Equities Fund II, LP. The financing included a subscription for a $1,500,000 two (2) year debenture that was funded $1,000,000 upon closing and funds $500,000 upon filing of a registration statement which we plan to file in October 2005. Upon effectiveness of the ensuing registration, Dutchess may elect to convert the payments coming due on the debenture at a stock price of the lesser of the fixed floor conversion price or $1 per share. Hyperdynamics has an option to into another debenture with Dutchess for an additional $1,500,000 upon the effectiveness of the registration statement. Management believes that the registration statement will be effective within six months. However, since only the Securities and Exchange Commission can order a registration statement effective, we do not know for certain when or if the registration statement will become effective. Management believes that these financings will enable us to fund our operating activities through June 30, 2006.

We also executed an investment agreement and received a commitment from Dutchess to fund up to $20,000,000 in equity at 95% of the market price. The company and Dutchess agreed through a global amendment to limit the number of shares to register under financing to 8,400,000 shares without a shareholder vote. This insures the number of shares to be issued will not exceed 20% of the outstanding common stock as is required by the rules of the American Stock Exchange. Thus, the amount ultimately raised by the financing will be determined strictly by the stock price at each point in time the equity line is used.

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

We expect to exploit our leases in Louisiana by operating numerous low volume wells that produce 20 barrels a day or less. We believe the relatively high price of oil will help make these wells more economically viable. We are currently in the process of completing the wells so that they are capable of production. We announced on May 10, 2005 that we have completed 10 out of a planned 14 wells for our first lease in La Salle Parish, Louisiana. We are also evaluating the production of natural gas that we have encountered in all ten wells.

Because of the geological features of this lease and our oil production to date, we consider this an attractive prospect for oil and gas investors. Therefore, we made the decision to sell working interest units in this lease. We can sell up to a total amount of $2,695,000 (representing 49% working interest). If we sold the entire 49% working interest that is being offered in this lease, we would net up to $2,156,000 of cash proceeds, after marketing costs. As of September 26, 2005, we have sold 32.5 units, resulting in gross proceeds of $1,787,500 and net proceeds of $1,430,000. When completed, this sale of working interest will replenish our cash without the need for additional capital financing at this time.

As a public company, the health of our market is paramount to able to raise critical capital. In May 2005, we began trading on the American Stock Exchange. We believe this will directly and indirectly help to strengthen and provide more stability to the company's market for its common stock and that financing options for the company will expand as a result.

As reported in our annual report, we raised $5,937,063 from the sale of restricted common stock during the fiscal year ended June 30, 2004. The majority of the capital raised in the past has been invested to improve our oil and gas properties. We believe that should we implement a strategy to raise additional capital that the use of these funds will continue to enhance our asset value in our oil and gas concession. It is our belief that such a strategy would continue to enhance shareholder value and facilitate additional financing options. Because our subsidiary, SCS Corporation ("SCS") is looking to increase its exploration activities, we are beginning to look at more than one option to raise additional funds. Management is confident in its ability to raise additional capital under more conventional financing structures but we also believe that ultimately we will be able to secure oil and gas working interest partners to fund and carry significant portions of the capital investment burden. As we have discussed in the press, we are formulating plans and moving forward towards drilling our first exploration well offshore West Africa. We feel that we can successfully finance such a work program either ourselves through an equity financing plan, through working interest partners, or a combination of both

Thus, management believes that additional capital funds raised has and will continue to substantially enhance our asset value in our oil and gas concession. This will yield us greatly enhanced shareholder value, and make additional capital easier and easier to come by at ever increasing stock prices. We have a capital lease obligation of $9,872 financing certain electrical equipment in our data center and another obligation of $31,725 financing the purchase of land and a building in La Salle Parish, Louisiana. We have other installment obligations totaling $206,153. We also have a contingent $350,000 note payable that is only payable with 25% of the profits of SCS Corporation. We have the right to pay this note off using common stock.

Additionally, in conjunction with our purchase of HYD, we entered into three notes payable to two individuals totaling $856,000. The notes are to be paid quarterly over the five years ended June 30, 2009. Payments will be due only if HYD has a net income according to accounting principles generally accepted in the United States of America. Payment amount will be 25% of the net income for the period, unless there was a net loss in previous period(s). If there is a net loss, subsequent net income must completely offset the losses before any amounts are due. After the loss is offset, payment of 25% of the remaining net income will be due.

Finally, we originally purchased a CD in the amount of $436,000, which secured the lease at Westwood with a Letter of Credit arrangement. This CD and letter of credit is now $65,445. There is a pending lawsuit against the landlord as discussed in the legal section.

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

Item 8 Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
None

Item  8  (A)  Controls  and  Procedures
Kent Watts, President, Chief Executive Officer and our Chief Financial Officer, has concluded that our disclosure controls and procedures are appropriate and effective. Mr. Watts has evaluated these controls and procedures as of the end of the period covered by this report on Form 10-KSB. There were no significant changes in the our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-14(b) or Rule 15d-14(b) that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item  8  (B)  Other  Information
On August 26, 2005, Mr. Kent Watts, President and Chief Executive Officer, hired Mr. Famourou Kourouma as the company's new Vice President of Guinea Affairs. Mr. Kourouma, born and raised in Guinea, began working on the problem to get us back into a position to begin our drilling program since their initial contact on August 22, 2005.

He traveled to Conakry, Guinea in early September 2005 and sought a resolution of the outstanding issues precluding SCS from pursuing an exploratory drilling program. Through Mr. Kourouma's many meetings and contacts with business and government officials, including two separate meetings with the Head of State, support for our issues was sincerely expressed and a clear path was given by the Head of State to work with the Ministre Secretaire General De La Presidence De La Republique De Guinee, Son Excelence Mr. Fode Bangoura.

On Wednesday September 21, 2005, Mr. Kourouma called from Guinea and requested that Mr. Watts come to Conakry to prepare for a meeting with a top ranking government official. On Thursday, September 22, 2005, Kent Watts left for Guinea. He arrived in Conakry, Guinea at approximately 5:00PM on Friday, September 23, 2005.

On Tuesday, September 27, 2005, Mr. Kent Watts, CEO and Mr. Kourouma, VPGA had a private meeting with the Ministre Secretaire General De La Presidence De La Republique De Guinee, Son Excelence Mr. Fode Bangoura (hereunder referred to as the "MSG"). The meeting was held at 3:00PM at the Presidential offices in Conakry, Guinea. Our issues pertaining to being allowed to continue our work were discussed and the Minister Secretary General was extremely understanding and gracious. First and foremost, the MSG emphatically denied that any termination letter had been generated or authorized by his office. This means that the termination letter forwarded to us by USOil and reported in our 8K was a fake and not valid.

After some additional interpretive dialogue, Mr. Watts and Mr. Kourouma asked the Secretary General, "what could we report as a summary outcome of our meeting together." Mr. Kourouma reported to Mr. Watts the following substantive interpretation of the Secretary General's response.

"The Secretary General Son Excelence Mr. Fode Bangoura told us that he was pleased to discuss our issues with us and that he was very encouraged and believed that we were the right company for the work. He then said that he will begin by reviewing everything in detail tonight. Then, he will discuss the information with the minister committee and a proposal from the President will be submitted to the National Assembly for approval. Once the proposal is approved, the National Assembly will issue a legal approval (projet de lois). Then he said that he will inform us of the approval and at that time he will perform all steps necessary to allow us to continue our work. "

With this new development and pending the outcome, Hyperdynamics Corporation has significant reason to believe an amicable solution is inevitable in the very near future.

                                    PART III

Item 9 Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(A) of the Exchange Act

Executive  Officers  and  Directors

The following table sets forth the names and positions of each of our executive officers and directors.

 Name                                 Position                   Age
 ----                                 --------                   ---
Kent  Watts        Director,  Chief  Executive Officer, Chief     47
                   Financial Officer and President
Harry  J.  Briers  Director,  Chief  Operating  Officer  and      42
                   Executive  Vice President
Harold A. Poling   Director                                       79
Albert F. Young    Director                                       68
Lewis Ball         Secretary                                      74

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

Kent Watts, age 47, became Chairman of the Board of Directors and was named our President and Chief Executive Officer (CEO) and Chief Financial Officer (CFO) on June 4, 1997. Mr. Watts has been a certified public accountant in Texas since 1985 and a licensed real estate broker since 1979. He received a Bachelor of Business Administration Degree from the University of Houston in 1983. Mr. Watts founded MicroData Systems, Inc., a former subsidiary of the Company, in 1988 and was MicroData's CEO until he became President and Chief Executive Officer of Hyperdynamics Corporation. He has extensive experience designing and working with integrated communications network systems and management information systems; additionally he designed our Integrated Technology Center. He continues to fulfill the dual role as CEO and CFO. As the Company's CEO and Chairman of the Board, he remains primarily responsible for managing the Company's strategic direction and focus on the vertical oil and gas industry. As CFO he manages the capital structure and financing requirements for the company, while overseeing and insuring the Company's compliance with all government reporting requirements as well as any legal issues involving the Company. He holds no other directorships.

Harry James Briers, age 42, has been a Director since March 2, 2000. He also serves as the Director of Integrated Information Systems when he joined the company in May 1998. He was also elected as Vice President of Operations for Hyperdynamics Corporation in 1999 and named the Chief Operating Officer in 1999. He became the Company's Executive Vice President in October 2002. From 1988 until May 1998, Mr. Briers owned and operated Perfect Solutions, a software consulting firm in Houston, Texas. He has extensive experience in the sale and implementation of mission critical software applications. Prior work experience included consulting for Ernst & Young in their Entrepreneurial Services Group. Mr. Briers has a BS in Accounting and an MBA from the University of Houston-Clear Lake. As Executive Vice President he is responsible for managing the daily operations of the organization. He holds no other directorships.

Mr. Harold A. Poling, age 79, was elected as the Company's fourth director on June 2, 2004. He is a former chairman of the board and chief executive officer
(CEO) of Ford Motor Co. After finishing his MBA in accounting, he took a job with Ford in 1951. Ford of Europe had record earnings during his tenure as head of that subsidiary. He moved to Ford's North American Operations prior to being named president and chief operating officer, then vice chairman and chief operating officer, and then chairman and CEO of Ford Motor Co., the world's second-largest auto maker. He served as a member of their board of directors from May 1979 until January 1994, and was elected chairman in March 1990. He became a member of the Office of the Chief Executive in November 1984. He retired from Ford in January 1994. Currently, Mr. Poling serves as the chairman of The PGA Tournament Players Club of Michigan and is also the chairman for Eclipse Aviation Corp. He is a director of Flint Ink Corp., Monmouth (Ill.) College Senate, and William Beaumont Hospital where he is also a trustee. He is also a member of the board of trustees of Spring Arbor University. In the past, Mr. Poling has also served on the boards of ArvinMeritor, Royal Dutch Shell, Kellogg, and is past director of the Professional Golf Association's (PGA) Tour Policy Board.

Albert F. Young, age 68, was elected to the Board of Directors on October 18, 2004. He currently owns and operates Al Young Sales and Consulting. He retired from Venture Industries, where he had spent the preceding 14 years, in 2003. Currently, he continues to consult with Venture and is the Executive Assistant to their Chairman. During his tenure at Venture, Mr. Young was responsible for building his division's sales to approximately $500 million annually.
Additionally, Mr. Young was instrumental in formulating and orchestrating several acquisitions and joint ventures including Venture's purchase of a Ford Plastic Plant, Design Center and two (2) tool shops in Melbourne, Australia. These acquisitions made Venture a supplier of automotive design projects. Additionally, Mr. Young helped Venture acquire Bailey Corporation and a third tool shop in Michigan and became a joint venture partner with Visteon in the purchase of Atlantic Automotive in Benton Harbor, Michigan. He holds no other public company directorships.

Lewis E. Ball, age 74, has served as the Secretary of the Company since 1997 and as the Chief Financial Officer from June 1996 to January 1997. Mr. Ball has been a financial consultant to a number of companies since 1993. Mr. Ball has served as a Director , Secretary and Treasurer of JVWeb, Inc. from 1998 to 2002 and a Director of its successor, IQ Biometrics, Inc. from 2002 to 2003. Mr. Ball has many years of industry experience as a Chief Financial Officer with Stewart & Stevenson Services, Inc. and Richmond Tank Car Company (from 1983 to 1993). Mr. Ball is an Accredited Senior Appraiser, Certified Public Accountant and a Certified Management Accountant. Mr. Ball has a B.B.A. in Finance from the University of Texas, and he did post-graduate work in accounting at the University of Houston. He holds no other directorships.

Information  Concerning  the  Board  of  Directors  and  its  Committees

We have no compensation committee and no nominating committee. Decisions concerning nominees for Director and executive officer compensation for fiscal 2004 were made by the full Board of Directors. The Board has not adopted formal policies with regard to the process to be used for identifying and evaluating nominees for director and determining executive compensation. However, we are currently in the process of developing these policies and procedures. At this time, the consideration of candidates nominated by directors and the compensation of our officers are in the Board's discretion. We believe this is adequate based on the size of the Company and each current board member's qualifications.

We have an Audit Committee. The Audit Committee was created during October 2004. Mr. Poling and Mr. Young are the members of the Audit Committee; both committee members are independent. The Audit Committee held no meetings during the fiscal year ended June 30, 2004. The Audit Committee has a written charter, which was included as Exhibit "A" to our proxy statement which was filed on Form Def 14A on December 28, 2004. During the year ended June 30, 2005, the Audit Committee met five times and took action by Unanimous Consent one time.

The board has not adopted formal policies with regard to shareholder communications with individual Board members. However, we are currently in the process of developing these policies and procedures.

The Board of Directors held special meetings on four occasions during the fiscal year ended June 30, 2005, in which all then-present Directors took part. The Board of Directors also took action by written consent on 16 occasions during the fiscal year ended June 30, 2005, in which all present Directors took part. Our Directors are elected annually and hold office until the next annual meeting of our stockholders or until their successors are elected and qualified. Officers are elected annually and serve at the discretion of the Board of Directors. There is no family relationship between any of our directors and executive officers. Board vacancies are filled by a majority vote of the Board.
Section  16(a)  Beneficial  Ownership  Reporting  Compliance

We have reviewed the Forms 3 and 4 submitted to us relating to fiscal 2005. We have found that Harry Briers, Harold Poling, Albert F. Young, DJX Ltd, and Kent Watts have filed all required Form 3's and 4's during fiscal 2005. The following table summarizes the results of our review.

2005.  The  following  table  summarizes  the  results  of  our  review.


Name. . . . . .  Form Type  Number of forms filed late  Number of transactions reported late
---------------  ---------  --------------------------  ------------------------------------
Harry Briers. .          4                           1                                     3
---------------  ---------  --------------------------  ------------------------------------
DJX Ltd . . . .          4                           1                                     1
Kent Watts. . .          4                           0                                     0
Harold Poling .          4                           0                                     0
Albert F. Young          3                           1                                   N/A
Albert F. Young          4                           0                                     0
Robert Hill . .          4                           4                                    14

Code  of  Ethics
We have adopted a Code of Ethics for our senior executive and financial officers which was to our Form 10-KSB for the year ended June 30, 2005, which was filed September 29, 2005.

Committee  Meeting

The Board of Directors held special meetings on four occasions during the fiscal year ended June 30, 2005, in which all then-present Directors took part. The Board of Directors also took action by written consent on 16 occasions during the fiscal year ended June 30, 2005, in which all present Directors took part. The Audit Committee has a written charter, which was included as Exhibit "A" to our proxy statement which was filed on Form Def 14A on December 28, 2004. During the year ended June 30, 2005, the Audit Committee met five times and took action by Unanimous Consent one time

Item  10  Executive  Compensation

Summary  Compensation  Table

The following table reflects all forms of compensation for the fiscal years ended June 30, 2003, 2004, and 2005 for services provided by our named executive officers.


                                             Annual Compensation Awards           Long Term Compensation Payouts
                                             --------------------------           -------------------------------
                                                        Other         Restricted Stock  Securities Underlying  LTIP     All Other
                              Year  Salary   Bonus  Annual Compensation     Awards           Options SARS     Payouts  Compensation
Name & Principal Position
---------------------------------------------------------------------------------------------------------------
Kent Watts
Chief Executive & Financial   2005  $ 100,000   -0-      -0-                 -0-                 -0-            -0-        -0- (1)
Officer                       2004  $ 100,000   -0- $171,062 (3)             -0-                 -0-            -0-        -0-
                              2003  $ 100,000   -0- $147,314 (2)             -0-          1,100,000 (2)         -0-        -0-

Harry Briers
Chief Operating Officer &     2005  $ 95,000    -0-      -0-                 -0-                 -0-            -0-        -0-
ExecutiveVice President       2004  $ 95,000    -0-$ 132,861 (3)             -0-                 -0-            -0-        -0-
                              2003  $ 87,100    -0-  147,314 (2)             -0-          1,100,000 (2)         -0-        -0-


On July 21, 1999, our Board of Directors unanimously agreed to the terms of an "Executive Employment Agreement" for Kent Watts. The Agreement was duly executed on July 21, 1999 which establishes Mr. Watts as our President, Chief Executive Officer (CEO), and Chief Financial Officer (CFO). In the agreement we note that we intend to hire a new CFO at the time the Board deems it to be beneficial. At that time, Mr. Watts will continue his responsibilities as President and CEO and he will relinquish his duty as CFO. As of June 30, 2005, Mr. Watts is still acting as our CFO. The contract allows for a base salary of $100,000 annually with a performance based incentive salary based on 5% of adjusted net income, up to an additional $100,000 in salary. Therefore, maximum salary under the Agreement is $200,000 annually. This agreement has been renewed on a year-by-year basis under the same terms.

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

Option/SAR  Grants  Table

We did not grant any options or SARS to any of our directors or officers during the year ended June 30, 2005.


Aggregate Options Exercised In Last Fiscal Year And Fiscal Year End Option Values
---------------------------------------------------------------------------------
                                                                     Number of Unexercised Securities  Value of Unexercised
                                    Shares Acquired                     Underlying Options at FYE      in the Money Options at
Name. . . . . . . . . . . . . . . . . on Exercise     Value Realized    Exercisable/Unexercisable   FYE Exercisable/Unexercisable
---------------------------------------------------------------------------------------------------------------------------------
Kent Watts
Chief Executive & Financial Officer         -0-             -0-              400,000/0                     $   1,032,000/0
Harry Briers
Chief Operating Officer & Executive         -0-             -0-              400,000/0                     $   1,032,000/0
Vice President


These are all of the remaining warrants that were in the money at fiscal year end 2005. Mr. Watts and Mr. Briers hold 400,000 warrants for restricted common stock each that are vested but have not been exercised.

Long-term  Incentive  Plan  Awards  Table

There were no long-term incentive plan awards to any of our officers during the year ended June 30, 2005.

Director  Compensation

On January 21, 2005 the Board of Directors approved compensation for directors of $4,000 per quarter to be paid in the form of common stock of the Company and $1,000 per quarter for our Secretary. On January 21, 2005 $8,000 each was paid to Kent Watts, Harold Poling, Robert Hill, Harry Briers and $4,000 to Albert Young for services over the first two quarters of the fiscal year. $2,000 was paid to Lewis Ball. The stock was issued at a price of $3.17 per share and thus 2,524 shares each were issued to Kent Watts, Harold Poling, Robert Hill and Harry Briers; and 1,262 shares were issued to Albert Young and 631 shares issued to Lewis Ball. On May 9, 2005, the third quarter 2005 directors compensation of $4,000 was paid to each of the five directors by issuing 1,527 shares of common stock based on the average closing bid price for the quarter of $2.62 per share. 382 shares were also issued to pay the $1,000 accrued at that time for Mr. Lewis Ball. As of September 5, 2005, the fourth quarter director's compensation accrued is $4,000 each for Kent Watts, Harold Poling, Harry Briers, and Albert Young, and $1,000 for Lewis Ball. These amounts remained unpaid as of September 5, 2005.

There was no other compensation granted by the board for services rendered during the fiscal year ended 2005. There have been no director meeting expense reimbursements for 2005 and 2004.

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


-----------------------------------------------------------------------------------------------------------------------------------
                                                   Equity Compensation Plan Information
-----------------------------------------------------------------------------------------------------------------------------------
                           Number of Securities to be Issued   Weighted-Average Exercise Price  Number of Securities Remaining
                         Upon Exercise of Outstanding Options,  Price of Outstanding Options,   Availible for Future Issuance
                                  Warrants, & Rights                 Warrants & Rights         Under Equity Compensation Plans
                                                                                     (Excluding Securities Reflected in Column (a))
Plan Category                           (a)                                 (b)                            (c)

Equity compensation plans               -0-                                 N/A                         4,879,075
approved by security
holders

Equity compensation plans        2,902,000                               $ 0.42                                -0-
not approved by security
holders

Total                            2,902,000                               $ 0.42                         4,879,075


The Stock and Stock Option Plan of Hyperdynamics was adopted May 7, 1997 and amended on December 3, 2001. On June 30, 2004, we had 44,453 shares available to be issued or granted pursuant to the Plan. On January 21, 2005, the shareholders approved an increase in the plan for an additional 4,880,000 shares to a total of 10,000,000 shares under the plan. We issued 45,378 shares under the plan this fiscal year, leaving us with 4,879,075 shares available to be issued or granted pursuant to the plan as of June 30, 2005.

Under the Stock and Stock Option plan, options will vest over a five-year or other negotiated period and will have a strike price set at the time of grant and based on the then current market value of the stock. Our President has the authority as given by the Board of Directors to negotiate stock option agreements with corporate consultants as well.

We presently have warrants to purchase 2,902,000 shares of common stock at a weighted average price of $0.42 per share which are currently outstanding and were issued pursuant to individual compensation plans to officers, employees, and consultants.

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

Security  Ownership  of  Certain  Beneficial  Owners

The following table sets forth certain information at September 26, 2005, with respect to the beneficial ownership of shares of Common Stock by (1) each person who owns beneficially more than 5% of the outstanding shares of Common Stock,
(2) each of our directors, (3) each of our executive officers, and (4) all of our executive officers and directors as a group.




                                                             Shares Beneficially Owned
                                                             --------------------------
Name and Address of Beneficial Owner. . . . . . . . . . . .  Number                      Percent
----------------------------------------------------------- ------------------------------------
Kent Watts
9700 Bissonnet, Suite 1700
Houston, Texas 77036. . . . . . . . . . . . . . . . . . . .              23,029,756 (1)     36.9%
Harry Briers
9700 Bissonnet, Suite 1700
Houston, Texas 77036. . . . . . . . . . . . . . . . . . . .               1,921,174 (2)      3.1%
Harold Poling
Fairlane Plaza North
290 Town Center Drive, Suite 322
Dearborn, Michigan 48126. . . . . . . . . . . . . . . . . .                 334,941 (3)      0.5%
Albert F. Young
2417 Fox Chase Blvd
Troy, Michigan 48098-5626 . . . . . . . . . . . . . . . . .                     37,789       0.1%
Lewis Ball
9700 Bissonnet, Suite 1700
Houston Texas 77036 . . . . . . . . . . . . . . . . . . . .                      9,013       0.0%
DJX Ltd.
4438 West 10th Avenue
Vancouver, BC V6R4R8. . . . . . . . . . . . . . . . . . . .                 20,272,900 (4)  32.5%
All directors and executive officers as a group (5 persons)                 25,332,673      40.6%

(1)     This  amount includes 2,356,856 shares of common stock; currently exercisable warrants to purchase  400,000  shares  at  $0.23; and 20,185,185 shares deemed as indirectly owned by Kent P.
Watts  based  on  his  relationship with DJX Ltd., whose shares he presently has the authority to vote  and  which is half owned by his minor children; and 87,715 Common Stock shares owned by DJX
Ltd.  and  deemed  owned  by  Kent  P.  Watts.
(2)     This  amount includes 1,521,174 shares of common stock and currently exercisable warrants to  purchase  400,000  shares  at  $0.23.
(3)     This amount includes 209,941 shares of common stock and currently exercisable warrants to purchase  125,000  shares  at  $0.25.
(4)     On May 31, 2001 a stock exchange agreement was completed to acquire SCS as a wholly owned subsidiary.  We  issued 2,725 shares of Series B Preferred Stock to pay for the acquisition. Each share  of  Series  B  Preferred Stock carries a $1,000 per share face value and is convertible by written  request  into  common  stock at the lesser of $0.135 per share or 50% of the closing bid price  on conversion. On June 30, 2004 the closing bid price was $2.52 per share. Thus if 100% of this  series  B  Preferred was converted at the lesser $0.135 amount per share, the shares common stock  shares issued would be 20,185,185. This presentation is prepared as if full conversion has occurred.  DJX  Ltd. is a foreign corporation whose shareholders are the grand children of Ernest
M.  Watts,  the  father  of Kent P. Watts, our Chairman, CEO, and President. Kent Watts currently exercises  voting  rights  of  DJX  shares. DJX also owns 87,715 shares of common stock issued in payment  of  accrued  dividends  so  the  total  attributed  to  DJX  is  20,272,900  shares.


Item  12  Certain  Relationships  and  Related  Transactions

On November 14, 2003, a Master Public Relations Consulting Agreement was signed with Michael E. Watts, the brother of Kent Watts, the Chairman and CEO. The Agreement affirmed and established Michael Watts as the primary consultant with the responsibility to help manage the public relations, general investor relations, and shareholder communications, in agreement with management. In the Agreement Michael Watts was authorized and required to communicate publicly known information to shareholders and potential shareholders and to help in all reasonable ways to convey the history and story of Hyperdynamics with the goal to increase the interest of all investors in investing in Hyperdynamics publicly traded stock. The agreement additionally authorized Michael Watts to subcontract public relations services to other firms and consultants. It was contemplated that these sub-contracts would include but not necessarily be limited to setting up public relations agents in different parts of the country. The total compensation for this Master Public Relations Consulting Agreement and all underlying sub-contracts as described hereunder is a total of 2,000,000 warrants with a strike price of $0.50 for each share of restricted, 144 common stock. During January and April 2004, Hyperdynamics granted an aggregate of 1,200,000 of the warrants (of which 900,000 were vested as of June 30, 2005) under the Master Public Relations Consulting Agreement to a company of which Michael Watts is president and we granted 800,000 (of which 600,000 were vested as of June 30, 2005) of the warrants under the Master Public Relations Consulting Agreement to unrelated third parties.

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

During the year ended June 30, 2004, Michael Watts received payment of $699,951 cash to pay for offering costs on private subscription agreements and warrants exercised. Additional offering costs will also be paid on 3,732,403 outstanding warrants purchased by private investors should they be exercised in the future. If all of these warrants were exercised, Mr. Watts would receive approximately $712,000 to pay these additional costs.

On February 9, 2005 the Audit Committee of Hyperdynamics Corporation pre-approved a contract with Geoserve Marketing, an assumed name for Michael E. Watts, the brother of the Chief Executive Officer. The contract was executed by Trendsetter Production Company, (our wholly owned subsidiary) with Geoserve Marketing. Under the Agreement Geoserve Marketing was to sell up to 49% of the working interest in certain oil and gas properties owned by Trendsetter. At $55,000 per point, this was to bring in proceeds of $2,695,000 once sold out. Geoserve Marketing was given the responsibilities to sell working interest on the company's oil and gas leases; obtain executed documents for such sales as required by the company; help prepare the marketing materials for working interest sales; obtain investor non-disclosure agreements and other representations from all prospective non-operators; obtain a check or wired funds from and signatures of non-operators on all pertinent operating agreement forms; pay expenses for working interest promotion including but not limited to any brokerage fees and referral fees. Trendsetter agreed to pay 20% of the proceeds to Geoserve Marketing in return for these services. On June 30, the Audit Committee pre-approved an extension of the working interest sales contract through July 30, 2005. As of June 30, 2005, 18.5% or $1,017,500 of a total of 49% planned had been sold and Geoserve Marketing had been paid promotion fees of $203,500. On July 29, 2005 the Audit Committee pre-approved that Trendsetter Production Company may extend the term of the contract with Geoserve Marketing until total proceeds of $2,695,000 has occurred or it has been determined that HDY is cash flowing, as a whole, or the company otherwise reaches a cash position net of current liabilities equal to at least $1,500,000 with projected cash surplus to last a minimum of one year based on current operations. As of September 26, 2005, 32.5% or $1,787,500 had been sold and a total of $357,500 in promotion fees have been paid to Geoserve Marketing.

On May 9, 2005, Harry James Briers, Executive Vice President, requested and obtained pre-approval from the Audit Committee to rehire Mr. Jeremy Driver (son-in-law of Michael E. Watts, brother of the Chief Executive Officer), a past employee of Hyperdynamics Corporation, to work as General Manager for HYD. Mr. Driver had just been honorably discharged from the United States Air Force with the rank of Lieutenant. The Audit Committee approved the request and Mr. Driver was hired by Mr. Briers at an initial salary of $45,000 annually.

Item  13  Exhibits

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

Item  14  Principal  Accountant  Fees  and  Services

Audit  Fees

Malone & Bailey, PC billed us in the aggregate amount of $58,091 and $34,510 for professional services rendered for their audit of our annual financial statements and their reviews of the financial statements included in our Forms 10-KSB for the years ended June 30, 2005 and June 30, 2004, respectively.

Audit-Related  Fees

Malone & Bailey, PC did not bill us for, nor perform professional services rendered for assurance and related services that were reasonably related to the performance of audit or review of the Company's financial statements for the years ended June 30, 2005 and June 30, 2004.

Financial  Information  Systems  Design  And  Implementation  Fees

For the fiscal years ended June 30, 2005 and June 30, 2004, Malone & Bailey, PC did not bill us for, nor perform, any financial information systems design or implementation. For the fiscal years ended June 30, 2005 and June 30, 2004, we were not billed for professional services from any other accounting firm for information systems design or implementation.

Tax  Fees

Malone & Bailey, PC billed us in the aggregate amount of $ 0 and $3,740 for professional services rendered for tax related services for the years ended June 30, 2005 and June 30, 2004, respectively.

All  Other  Fees

We were not billed for any other professional services for the fiscal year ended June 30, 2005.

Auditor  Independence

Our Board of Directors considers that the work done for us in the year ended June 30, 2005 by Malone & Bailey, PC is compatible with maintaining Malone & Bailey, PC's independence.

Auditor's  Time  On  Task

All of the work expended by Malone & Bailey, PC on our June 30, 2005 audit was attributed to work performed by Malone & Bailey, PC's full-time, permanent employees.

                                   Signatures

In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized,
     HYPERDYNAMICS  CORPORATION

     By: /s/  KENT  WATTS
         ----------------
         (Kent  Watts, Chairman of the Board,
         Chief Executive Officer and Chief Financial
         Officer)

Dated  October  13,  2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ KENT WATTS     Chairman of the Board, Chief Executive
--------------     & Chief Financial Officer                    October 13, 2005
(Kent  Watts)

/s/ HARRY BRIERS             Director                           October 13, 2005
---------------
(Harry  Briers)

/s/ HAROLD POLING            Director                           October 13, 2005
----------------
(Harold  Poling)

/s/ ALBERT YOUNG             Director                           October 13, 2005
---------------
(Albert  Young)


HYPERDYNAMICS CORPORATION
Audited Financial Statements
Index to Financial Statements
Report Of Independent Registered Public Accounting Firm. . . . . . . . . . . . . . . . . . . . . . . . .  F-2
Consolidated Balance Sheet As Of June 30, 2005 . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-3
Consolidated Statements Of Operation Years Ended June 30, 2005 And 2004. . . . . . . . . . . . . . . . .  F-4
Consolidated Statement Of Changes In Stockholders' Equity Years Ended June 30, 2005 And 2004 . . . . . .  F-5
Consolidated Statement Of Changes In Stockholders' Equity Years Ended June 30, 2005 And 2004 (Continued)  F-6
Consolidated Statements Of Cash Flows Years Ended June 30, 2005 And 2004 . . . . . . . . . . . . . . . .  F-7
Consolidated Statements Of Cash Flows Years Ended June 30, 2005 And 2004(Continued). . . . . . . . . . .  F-8
Notes To Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-9

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To  the  Board  of  Directors  and  Stockholders
Hyperdynamics  Corporation
Houston,  Texas

We have audited the accompanying consolidated balance sheet of Hyperdynamics Corporation and subsidiaries as of June 30, 2005, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the two years then ended. These financial statements are the responsibility of Hyperdynamics' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hyperdynamics Corporation as of June 30, 2005, and the results of its operations and its cash flows for each of the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

MALONE  &  BAILEY,  PC
www.malone-bailey.com
---------------------
Houston,  Texas
September  21,  2005




HYPERDYNAMICS CORPORATION
CONSOLIDATED BALANCE SHEET
As of June 30, 2005

ASSETS
Current Assets
Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    259,448
Restricted certificate of deposit . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        65,445
Accounts receivable, net of allowance for doubtful accounts of $31,242. . . . . . . . . . . . .        19,635
Inventory . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         3,637
Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       167,250
Total Current Assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       515,415
                                                                                                 -------------

Property and equipment, net of accumulated depreciation of $314,171 . . . . . . . . . . . . . .       599,092

Investment in Oil and Gas Properties, using Full Cost Method of Accounting. . . . . . . . . . .     4,072,503
Deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        22,312
TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  5,209,322
                                                                                                 -------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Current portion of installment notes payable. . . . . . . . . . . . . . . . . . . . . . . . . .  $    247,750
Accounts payable and accrued expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       558,314
Accounts payable seismic data . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       650,000
Deferred gain . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        73,464
Dividends payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       372,398
Dividends payable to related party. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        27,250
Total Current Liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,929,176
                                                                                                 -------------

Deferred rent . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       134,697
TOTAL LIABILITIES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     2,063,873
                                                                                                 -------------
Commitments and Contingencies . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             0
                                                                                                 -------------

Stockholders' Equity
Convertible preferred stock, par value $.001;
stated value $1,000; 20,000,000 authorized;
Series A - 1,945 shares issued and outstanding. . . . . . . . . . . . . . . . . . . . . . . . .             2
Series B - 2,725 shares issued and outstanding. . . . . . . . . . . . . . . . . . . . . . . . .             3
Common Stock, par value $.001; 250,000,000 shares
authorized; 42,168,410 shares issued and outstanding. . . . . . . . . . . . . . . . . . . . . .        42,168
Additional paid in capital. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    22,915,690
Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (19,812,414)
Total Stockholders' Equity. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3,145,449
                                                                                                 -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY. . . . . . . . . . . . . . . . . . . . . . . . . . .  $  5,209,322
                                                                                                 -------------
See accompanying summary of accounting policies and notes to consolidated financial statements.




HYPERDYNAMICS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATION
Years Ended June 30, 2005 and 2004


                                                                                                         2005          2004

Revenues . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   172,699   $    38,344

Operating Expenses
Cost of revenues . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,348,529       207,200
Selling. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       63,225        48,568
General and administration . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    3,536,190     2,838,486
Depreciation and amortization. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      124,660        61,004
Total Operating Expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    5,072,604     3,155,258
LOSS FROM OPERATIONS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (4,899,905)   (3,116,914)
                                                                                                  ------------  ------------

Other Income (Expense)
Interest expense . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (239,187)     (474,463)
Interest income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       16,973         8,268
  Loss on retirement of assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (17,159)            0
 Loss on retirement of mandatorily redeemable preferred stock. . . . . . . . . . . . . . . . . .      (76,847)            0
 Gain on debt payoff . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            0        92,066
Total Other Income (Expense) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (316,220)     (374,129)
                                                                                                  ------------  ------------

NET LOSS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (5,216,125)   (3,491,043)

Preferred dividend requirement . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (128,445)     (186,779)
NET LOSS CHARGEABLE TO COMMON SHAREHOLDERS . . . . . . . . . . . . . . . . . . . . . . . . . . .  $(5,344,570)  $(3,677,821)
                                                                                                  ------------  ------------


Basic and diluted loss per common share. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $      (.13)  $      (.12)
Weighted average shares outstanding. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   41,646,844    31,938,926

See accompanying summary of accounting policies and notes to consolidated financial statements.



HYPERDYNAMICS CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
Years Ended June 30, 2005 and 2004


                                                                         Preferred               Common
                                                                     Shares     Amount      Shares     Amount
                                                                     ------     ------  ----------    -------
Balances, June 30, 2003 (restated). . . . . . . . . . . . . . .      4,670     $     5  27,631,507    $27,632
Common stock issued for:
-  cash, net. . . . . . . . . . . . . . . . . . . . . . . . . .                          8,575,543      8,576
-  exercise of options for cash, net. . . . . . . . . . . . . .                            179,000        179
-  cashless exercise of options, net of 257,070 shares returned                          2,976,263      2,976
-  services . . . . . . . . . . . . . . . . . . . . . . . . . .                            181,250        181
-  accounts payable . . . . . . . . . . . . . . . . . . . . . .                             35,489         35
-  conversion of notes payable. . . . . . . . . . . . . . . . .                          1,595,573      1,596
-  acquisition of HYD Resources . . . . . . . . . . . . . . . .                             32,328         32

Issuance of stock options and warrants

Preferred stock dividends

Funds raised from sale of warrants to purchase Hyperdynamics
Corporation stock in association with SCS Corp. units
Net loss
Balances, June 30, 2004 . . . . . . . . . . . . . . . . . . . .      4,670           5  41,206,953     41,207
                                                                 --------------------------------------------
Common stock issued for:
-  exercise of options. . . . . . . . . . . . . . . . . . . . .                            321,500        321
-  services . . . . . . . . . . . . . . . . . . . . . . . . . .                            155,756        156
-  conversion of mandatorily redeemable preferred stock . . . .                            269,634        270
-  accounts payable . . . . . . . . . . . . . . . . . . . . . .                             25,372         25
-  acquisition of HYD Resources . . . . . . . . . . . . . . . .                            101,480        101

Issuance of stock options and warrants
Preferred stock dividends
Payment of preferred stock dividends in common shares . . . . .                             87,715         88

Net loss
                                                               ----------------------------------------------
Balances, June 30, 2005 . . . . . . . . . . . . . . . . . . . .      4,670     $     5  42,168,410    $42,168
                                                               ==============================================

See accompanying summary of accounting policies and notes to consolidated financial statements.


HYPERDYNAMICS CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
Years Ended June 30, 2005 and 2004 (Continued)


                                                         Additional Paid in Capital    Accumulated Deficit    Totals
                                                         --------------------------    -------------------    ------
Balances, June 30, 2003 (restated). . . . .. . . . . .  $                10,445,284   $        (10,790,022)  $ (317,101)
                                                          ----------------------------  ---------------------  -----------
Common stock issued for:
-  cash, net. . . . . . . . . . . . . . . . . . . . . . . . .             5,870,237                           5,878,813
-  exercise of options for cash, net. . . . . . . . . . . . .                67,071                              67,250
-  cashless exercise of options, net of 257,070 shares returned             (27,948)                            (24,972)
-  services . . . . . . . . . . . . . . . . . . . . . . . . .               393,557                             393,738
-  accounts payable . . . . . . . . . . . . . . . . . . . . .                76,204                              76,239
-  conversion of notes payable. . . . . . . . . . . . . . . .               266,460                             268,056
-  acquisition of HYD Resources . . . . . . . . . . . . . . .                93,718                              93,750

Issuance of stock options and warrants. . . . . . . . . . . .             1,783,642                           1,783,642

Preferred stock dividends . . . . . . . . . . . . . . . . . .              (186,779)                           (186,779)

Funds raised from sale of warrants to purchase Hyperdynamics .              118,597                             118,597
Corporation stock in association with SCS Corp. units
Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . .                                   (3,491,043)
                                                             -----------------------------------------------------------
Balances, June 30, 2004 . . . . . . . . . . . . . . . . . . .            19,086,822            (14,467,844)   4,660,190

Common stock issued for:
-  exercise of options. . . . . . . . . . . . . . . . . . . .               167,304                             167,625
-  services . . . . . . . . . . . . . . . . . . . . . . . . .               389,904                             390,060
-  conversion of mandatorily redeemable preferred stock . . .               849,077                             849,347
-  accounts payable . . . . . . . . . . . . . . . . . . . . .                63,187                              63,212
-  acquisition of HYD Resources . . . . . . . . . . . . . . .               281,149                             281,250

Issuance of stock options and warrants. . . . . . . . . . . .             1,833,085                           1,833,085
Preferred stock dividends . . . . . . . . . . . . . . . . . .                                     (128,445)    (128,445)
Payment of preferred stock dividends in common shares . . . .               245,162                             245,250

Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . .            (5,216,125)                         (5,216,125)
                                                             -----------------------------------------------------------
Balances, June 30, 2005 . . . . . . . . . . . . . . . . . . .  $         22,915,690          $ (19,812,414)  $3,145,449
                                                             ===========================================================

See accompanying summary of accounting policies and notes to consolidated financial statements.





HYPERDYNAMICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended June 30, 2005 and 2004

                                                                                                        2005          2004
                                                                                           ---------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $(5,216,125)  $(3,491,043)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization . . . . .  . . . . . . . . . . . . . . . . . . . . . . . . . .  .       124,660        61,004
Shares issued for services. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        48,010           -0-
Options and warrants issued . . . .. . . . . . . . . . . . . . . . . . . . . . . . . . . . . ..     1,833,085     1,783,642
Beneficial conversion feature associated with convertible notes payable to officers . . . . . .           -0-       249,066
(Gain)/loss on disposition of assets. . .. . . . . . . . . . . . . . . . . . . . . . . . . . ..        17,159           -0-
Bad debt expense. . . . . . . . . .  . . . . . . . . . . . . . . . . . . . . . . . . . . . . ..        14,791          (216)
Accretion of interest and amortization of offering costs of mandatorily redeemable preferred stock    231,750       231,750
Loss on retirement of mandatorily redeemable preferred stock.. . . . . . . . . . . . . . . . ..        76,847           -0-
Shares withheld from cashless exercise of Options . . . . . . . . . . . . . . . . . . . . . . .           -0-       (24,972)
Changes in assets and liabilities
Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (6,182)      (20,853)
Inventory . . . . . . . . .  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . ..        46,016       (28,261)
Other current assets. . . . . . . . . . . . .  . . . . . . . . . . . . . . . . . . . . . . . ..       (36,699)          234
Accounts payable and accrued expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . ..       302,291       (98,358)
Customer deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (3,264)          -0-
Change in deferred rent . .. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . ..        (6,786)        9,577
NET CASH USED IN OPERATING ACTIVITIES. . . . . . . . . . . . . . . . . . . . . . . . . . . . ..    (2,574,447)   (1,328,430)
                                                                                                   ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (266,956)     (129,112)
Decrease in restricted cash . . . .. . . . . . . . . . . . . . . . . . . . . . . . . . . . . ..       129,750        86,391
Proceeds from sale of assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        13,413           -0-
Investment in oil and gas properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . ..    (1,250,406)   (1,900,990)
Return of deposit . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (680)        1,800
NET CASH USED IN INVESTING ACTIVITIES . .. . . . . . . . . . . . . . . . . . . . . . . . . .  .    (1,374,879)   (1,941,911)
                                                                                                  ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock, net . . .  . . . . . . . . . . . . . . . . . . . . . . . ..           -0-     5,878,813
Proceeds from exercise of options, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       167,625        67,250
Proceeds from sale of units consisting of warrants in Hyperdynamics and preferred stock in subsidiary, net of $39,500 and $12,000 offering cost respectively
Proceeds from sale of working interest in oil and gas properties, net . . . . . . . . . . . . .       814,000           -0-
Proceeds from installment debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . ..       227,454           -0-
Payments on installment debt. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (149,746)      (57,798)
                                                                                                   -----------    ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,059,333     6,243,765
                                                                                                   -----------    ----------

See accompanying summary of accounting policies and notes to consolidated financial statements.


HYPERDYNAMICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended June 30, 2005 and 2004(Continued)

                                                                                            2005         2004
Net Change In Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $(2,889,993)  $2,973,424
                                                                                     ------------  ----------
CASH AT BEGINNING OF PERIOD . . . . . . . . . . . . . . . . . . . . . . . . . . . .    3,149,441      176,017
CASH AT END OF PERIOD . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   259,448   $3,149,441
                                                                                     ------------  ----------

SUPPLEMENTAL DISCLOSURES
Interest paid in cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     7,437   $   10,100
Income taxes paid in cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          -0-          -0-

NON-CASH TRANSACTIONS
Issuance of common stock for accounts payable . . . . . . . . . . . . . . . . . . .  $    63,212   $   76,239
Payment of preferred stock dividends in common shares . . . . . . . . . . . . . . .      245,250          -0-
Conversion of notes payable to common stock . . . . . . . . . . . . . . . . . . . .          -0-      268,056
Conversion of mandatorily redeemable preferred stock. . . . . . . . . . . . . . . .      849,347          -0-
Issuance of stock for oil and gas properties. . . . . . . . . . . . . . . . . . . .      342,050      393,738
Purchase of HYD Resources for stock and note payable. . . . . . . . . . . . . . . .          -0-      375,000
Stock issued for note payable . . . . . . . . . . . . . . . . . . . . . . . . . . .      281,250          -0-

See accompanying summary of accounting policies and notes to financial statements.

                            Hyperdynamics Corporation
                   Notes To Consolidated Financial Statements

Note  1  -  Significant  Accounting  Policies

Nature of business. Hyperdynamics Corporation (Hyperdynamics) is a Delaware corporation formed in March 1996. Hyperdynamics utilizes its integrated technology infrastructure to provide support to its wholly-owned subsidiaries, SCS Corporation (SCS), HYD Resources Corporation (HYD), and Trendsetter Production Company (Trendsetter). Through SCS, Hyperdynamics focuses on oil and gas exploration offshore the coast of West Africa. SCS began operations in oil and gas exploration, seismic data acquisition, processing, and interpretation in late fiscal 2002. In April 2004, Hyperdynamics acquired HYD, and in January 2005, Hyperdynamics acquired Trendsetter, an oil and gas operator in Louisiana that had been under common ownership with HYD. Trendsetter owns oil and gas leases. It contracts with its sister company, HYD, which drills new wells in shallow, proven areas and implements production facilities on Trendsetter leases to produce oil and gas. The fiscal year-end is June 30.

Basis of presentation. The consolidated financial statements include the accounts of Hyperdynamics and its wholly-owned subsidiaries, SCS, HYD Resources, and Trendsetter Production Company. Significant inter-company accounts and transactions have been eliminated.

Estimates and assumptions. Preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses at the balance sheet date and for the period then ended. Actual results could differ from these estimates. Cash and cash equivalents include all highly liquid investments purchased with original maturity of three months or less.

Restricted cash is a certificate of deposit at a bank that uses the letter of credit as collateral for supporting Hyperdynamics' lease commitment. The CD matures on May 9, 2006 and accrues interest at .75% annually. Hyperdynamics plans to renew it next year and the amount will be reduced to coincide with reduction in the Letter of Credit in favor of Hyperdynamics' Landlord. The restriction on the CD will be lifted according to the following schedule:
$65,445  on  November  1,  2005.

Revenue recognition. Revenue, if any, from tape conversions, consulting, and oil field services is recognized when services are rendered. Revenues for oil and gas sales are recognized at the point when title to the oil or gas passes to the customer. For oil sales, this occurs when the customer's truck takes delivery of oil from Trendsetter's storage tanks.

Accounts receivable are written down to reflect management's best estimate based upon known specific analysis, historical experience, and other currently available evidence of the net collectible amount.

Inventory consists of oil field equipment and is stated at the lower of cost or market using the first-in first-out basis (FIFO).

Other  current  assets  consist  of  prepaid  insurance  of  $167,250.

Long-lived Assets. Property, equipment and a building are stated on the basis of historical cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the assets of 3 - 15 years.

The Company follows Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, by reviewing such assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment loss recognized is the excess of the carrying amount over the fair value of the asset. Hyperdynamics has no impairment in the year ended June 30, 2005. Accounts payable and accrued expenses consist of the following:


Accounts payable . . . .  $332,635
Accrued payroll expenses   112,249
Accrued insurance. . . .   110,494
Taxes payable. . . . . .     2,258
Other. . . . . . . . . .       678
                          $558,314
                          --------

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

Income taxes are computed using the tax liability method of accounting, whereby deferred income taxes are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates that will be in effect when the differences reverse. Hyperdynamics accounts for stock options issued to employees under the recognition and measurement principles of FASB Statement No. 123, Accounting for Stock-Based Compensation. No options are outstanding as of June 30, 2005. The basic net loss per common share is computed by dividing the net loss chargeable to common stockholders by the weighted average number of common shares outstanding.

Diluted net loss per common share is computed by dividing the net loss applicable to common stockholders, adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the years ended June 30, 2005 and 2004, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

Recently issued accounting pronouncements. Hyperdynamics does not expect the adoption of recently issued accounting pronouncements to have a significant impact on Hyperdynamics' results of operations, financial position or cash flow. Reclassifications. Certain prior year amounts have been reclassified to conform with the current year presentation.

Note 2 - HYD Resources Corporation and Trendsetter Production Company In April 2004, Hyperdynamics purchased 100% of the stock of HYD for $375,000 to be paid in Hyperdynamics common stock in four quarterly installments to be paid between April 2004 and January 2005. At the time of acquisition, HYD had no operations and consisted solely of assets donated to the company by its initial shareholders. As of June 30, 2005, the entire purchase price has been paid. The final purchase price allocation is:


Inventory . . .  $ 15,400
Field equipment   359,600
Total assets. .  $375,000
                 --------
Liabilities . .         0
Net Assets. . .  $375,000
                 --------

HYD is a dealer of used equipment and it provides oil field services, such as well workovers, drilling services, and the repair and leasing of equipment to oil field operators. In conjunction with the purchase of HYD, Hyperdynamics entered into two employment agreements with HYD's prior owners under which Hyperdynamics agreed to pay two employees $3,500 per month. Under the contracts, Hyperdynamics may terminate the employment agreements for cause, or if HYD experiences a cumulative net loss any time after the first nine months of operation. One of the employees was terminated early in 2005 and the other remains as the primary operating officer.

The initial employment agreements stipulated that bonuses, in the form of three contingent notes payable, of up to $856,000 will be paid based upon HYD's net income over the next five years. The payments will be 25% of the net income for each quarter, if there is net income after offsetting any losses from previous quarters. As of June 30, 2005, HYD had a cumulative net loss of approximately $1,381,524. This amount would need to be earned as net income in current and future periods prior to having to pay the contingent note with 25% of net income in excess of the recovery amount.

The owners of HYD also owned Trendsetter Production Company (Trendsetter), a Louisiana oil and gas operator. In January 2005, Hyperdynamics acquired Trendsetter. Trendsetter at that time had no operations and one oil lease of nominal cost. This transaction was involved entities under common control; accordingly, Trendsetter's asset was recorded at historical cost.

Note  3  -  Property  and  Equipment

A  summary  of  property  and  equipment  as  of  June  30,  2005 is as follows:


Computer equipment and software . . . . . . . .    3 years   $153,689
Office equipment and furniture. . . . . . . . .    5 years     13,892
Oil Field Equipment . . . . . . . . . . . . . .    3 years     64,252
Oil Field Equipment . . . . . . . . . . . . . .    5 years    551,038
Other equipment . . . . . . . . . . . . . . . .    5 years     80,392
Building. . . . . . . . . . . . . . . . . . . .   15 years     25,000
Land. . . . . . . . . . . . . . . . . . . . . .      N/A       25,000
Total cost. . . . . . . . . . . . . . . . . . .               913,263
                                                            ----------
Less: accumulated depreciation and amortization              (314,171)
Net carrying value. . . . . . . . . . . . . . .             $ 599,092

Hyperdynamics reviews assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. During the year ended June 30, 2005 there was no impairment of Hyperdynamics' Property and Equipment. During the year ended June 30, 2004, there was no impairment of Hyperdynamics' assets.

Note  4  -  Investment  in  Oil  and  Gas  Properties

Investment in Oil and Gas properties consist of Hyperdynamics' concession in offshore West Africa, as previously disclosed, and leaseholds in Louisiana, USA. Proved Oil and Gas Properties relate to three leases in Louisiana, USA. The following table provides detail of costs to date by country as of June 30, 2005:




                                          Republic of Guinea    USA          Total

Lease Acquisition Costs
Proved . . . . . . . . . . . . . . . . .                       $  4,269   $  4,269
Unproved . . . . . . . . . . . . . . . .  $           290,452    13,329    303,781
Exploration Costs - Unproved Properties
Geological and Geophysical costs . . . .            3,782,051            3,782,051
Drilling . . . . . . . . . . . . . . . .                         50,773     50,773
Development Costs. . . . . . . . . . . .                        607,175    607,175
Purchased Proved Reserves. . . . . . . .                         64,990     64,990
Cost Recovery (sale of working Interest)                       (740,536)  (740,536)
                                          -----------------------------------------
                                          $         4,072,503   $     0 $4,072,503
                                          -----------------------------------------

Sale  of  working  interest
---------------------------
During March 2005, Hyperdynamics began to market working interest units in one lease in Louisiana, USA. The working interest units were priced at $55,000 for each one percent working interest. 49 units were available for sale. Marketing costs related to these units is 20%. As of June 30, 2005, 18.5 units had been sold, resulting in net proceeds of $814,000.

The proceeds reduced the full cost pool related to the USA by $740,536. By the terms of the agreement, Hyperdynamics must drill an additional four wells to the casing point at its own expense. Because Hyperdynamics has this obligation to the working interest investors as of June 30, 2005, there will be no gain computed on the sale of these units until the obligation is fulfilled.

Therefore, the balance of the net proceeds, $73,464, is reflected as deferred gain as of June 30, 2005.

Republic  of  Guinea  Production  Sharing  Agreement  (PSA)
-----------------------------------------------------------
Under  the  PSA,  SCS  had  the  following  obligations:
a. Pursuant to the PSA, a payment to the Government of Guinea of $250,000 was made in June 2003. The PSA, that was filed with the Company's form 8K filed on July 29, 2005, specifies royalties and production sharing if oil and/or gas is discovered.

b. SCS must perform 2-D seismic and other work on 4,000 kilometers of seismic acquired in 2003, as well as additional work on pre-acquired seismic, exceeding the work requirement obligation of the PSA for the First Exploration Period which ended in December 2003. SCS has continued its work in 2004 and 2005 and contracted with third parties for a satellite seeps study and a coring analysis as well as obtaining an independent interpretation of its data from an internationally known vendor, PGS.

c. During the second exploration period, SCS is required to drill at least one exploratory well at an estimated cost of $10 million. The time frame for SCS has to complete this requirement is at least four years. Because of events as explained below, management believes the time frames are frozen as a case for Force Majeure has occurred pursuant to the PSA.

If SCS were to continue to perform under the 2002 PSA as farmed out from USOil, SCS would pay US Oil $1,600,000 conditionally if SCS obtains third party financing for this Guinea development project from an oil company partner participating in a working interest purchase or a 3rd party financing company. Also under the 2002 PSA and associated Farmout Agreement with USOil, a 3% royalty on oil and gas production would also be paid to USOil. With the events surrounding the 8K filed in July with regard to a fake termination letter as discussed below, the ensuing litigation with USOil Corporation may ultimately determine any amounts at all to be paid pursuant to the original terms of the Farmout Agreement. While in Guinea, the Vice President and CEO also hired a new in-country general manager to facilitate consistent daily communication with the Government.

On June 27, 2005, SCS made a request for a drilling permit to the Guinea Government through its USOil contact. On July 12, 2005, USOil claimed that the Guinea Government had cancelled the Royalties and Production Sharing Agreement. On July 29, 2005, Hyperdynamics filed its 8K explaining the occurrence of the confusing events. In the 8K filed, the company states its belief that the PSA is still in full force and effect because none of the terms regarding disputes with respect to any issues regarding the PSA, including proper procedures for termination of the PSA were followed whatsoever. The terms of the PSA regarding disputes and termination were literally ignored. Additionally, the purported termination letter did not specify the reason for termination and the letter was not signed by the Minister of the private office of the President of Guinea, or the President himself.

Hyperdynamics hired Famourou Kourouma as its new Vice President for Guinea Affairs in August. Both Mr. Kourouma and the Company's CEO, Kent Watts traveled to Guinea. They have determined from direct meetings with the Ministre
Secretaire General de la Presidence de la Republique de Guinee that the termination letter did not originate from his office. For the termination letter to be legitimate it would have had to be initiated by his office with his knowledge. The termination letter was a fake. The Government has represented that SCS will be allowed to resume work and the Ministre Secretaire General is working on this by order of his Excelence President Lansana Conte.

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

Under full cost accounting rules for each cost center, capitalized costs of proved properties, less accumulated amortization and related deferred income taxes, shall not exceed an amount (the "cost ceiling") equal to the sum of (a) the present value of future net cash flows from estimated production of proved oil and gas reserves, based on current economic and operating conditions, discounted at 10 percent, plus (b) the cost of properties not being amortized, plus (c) the lower of cost or estimated fair value of any unproved properties included in the costs being amortized, less (d) any income tax effects related to differences between the book and tax basis of the properties involved. If capitalized costs exceed this limit, the excess is charged as an impairment expense.

Note  6  -  Accounts  Payable  Seismic  Data

In  February  2003, SCS agreed to pay $650,000 to Offshore Seismic Surveys, Inc.
(OSS), an offshore seismic company, for OSS agreeing to release GHRC from the $550,000 due to OSS for the Guinea seismic data. The additional $100,000 was charged to expense in 2003. OSS maintains a lien on the ownership and sale of 1,000 kilometers of the seismic data acquired in 2002, for the $650,000 less any payments made on this amount.

Any user license sales proceeds generated from user licenses of the 2002 acquired data shall first go to payoff the $650,000 liability at a rate of 90 percent of gross user license sales proceeds for OSS and 10 percent for SCS until the $650,000 is paid in full. Any funding arrangement SCS enters into with respect to the Guinea PSA, whereby all rights and obligations under the PSA are transferred, shall cause the $650,000 to become immediately due upon signing and funding of such agreement.

Note  7  -  Installment  Notes  Payable

Installment  notes  payable  consist  of  the  following  as  of  June 30, 2005:


Installment notes payable consist of the following as of June 30, 2005:
Lease payable in approximately 6 equal remaining monthly installments of $1,693 including interest               $9,872
at 10% APR, and secured by electrical equipment
Vendor settlement payable in 9 equal monthly installments of $1,000 plus a balloon payment of $24,500            33,500
due May 1, 2006, no interest no collateral
Lease/Purchase payable for acquisition of oil and gas operations center with 5 equal remaining                   31,725
monthly installments of $6,541.09 including interest of 12% APR, and secured by a metal building of approximately 7,000 sq. ft. located on about 7/10 of an acre of land
Directors and Officers Liability Insurance premium notes payable with $20,994 down and the balance              104,970
in 9 monthly installments of $9,545.80 including interest of 5.5% APR
Equipment floater finance agreement, payable in one remaining installment. . . . . . . . . . . . .                  800

Workman's Compensation finance agreement payable with $10,117 down and balance in 9 monthly                      49,786
installments of $4,826
Auto insurance finance agreement payable with $6,185 down and balance in 9 monthly installments of $1,276        17,097
                                                                                                               --------
                                                                                                               $247,750
                                                                                                               ========

Note  8  -  Letter  Of  Credit

Hyperdynamics renewed its letter of credit for $65,445 with Frost Bank, and it now expires on October 31, 2005. The purpose of the letter of credit is to guarantee the lease payments on Hyperdynamics' office space. The letter of credit is guaranteed by a security interest in a certificate of deposit with Frost Bank that may not be redeemed until the letter of credit expires. There were no draws against this letter of credit as of June 30, 2005. The letter will not be renewed upon expiration and the funds will be free of restriction at that time.

During the year ended June 30, 2005, Hyperdynamics retired 5.15 units of SCS mandatorily redeemable preferred stock. Hyperdynamics offered payment of this obligation using Hyperdynamics common stock in lieu of cash, as provided by the original agreement. The investors would receive one share of Hyperdynamics common stock for each $1.91 of preferred stock outstanding. All investors accepted this offer as of March 31, 2005; a total of 269,634 shares were issued to redeem the 5.15 units they owned. A loss of $76,847 was recorded on the redemption.

Note  9  -  Income  Taxes

Income taxes are not due since Hyperdynamics has had losses since inception. Hyperdynamics has net operating loss carryforwards of approximately $12,911,000 at June 30, 2005.

Deferred  tax  assets          $  4,389,000
                               ============
Less:  valuation  allowance      (4,389,000)
Net  deferred  taxes                     $0
                                         --

Internal Revenue Section 382 restricts the ability to use these carryforwards whenever an ownership change as defined occurs. Hyperdynamics incurred such an ownership change on January 14, 1998 and again on June 30, 2001, As a result of the first ownership change, Hyperdynamics' use of net operating losses as of January 14, 1998 of $949,000 are restricted to $151,000 per year. The availability of losses from that date through June 30, 2001 of $3,313,000 are restricted to $784,000 per year. Losses in fiscal 2002 and beyond are not restricted. The net operating loss carryforwards expire from 2011 to 2025.

Note  10  -  Preferred  Stock

Series A Convertible Preferred Stock was issued in January 2000 for net proceeds of $2,604,190. The stated value is $1,000 per share and par value is $.001. It is convertible into Hyperdynamics' common stock at a price of the lower of the trading price when purchased at $5.25 or 80% of the current 5-day trading average. All or any of the stock may be converted at any time at the holder's option, and all shares outstanding as of January 30, 2002 were to be automatically converted. This series is non-voting and pays dividends of 4%, payable at conversion in either cash or shares of common stock, at Hyperdynamics' option. 1,055 shares were converted to common in 2000 and 2001. Hyperdynamics has not converted any of the Series A shares since fiscal 2001 because of claims filed in November 2001 in our lawsuit with the Series A shareholders. Since the outcome is not known and no conversion has been effected, Hyperdynamics is continued to accrue the dividend through September 30, 2004. Management evaluated the accrual as of September 30, 2004, and considers the accrual at that date to be adequate to cover the liability, if any, pursuant to the lawsuit.

As of June 30, 2004, $352,953 in dividends were accrued. 2005 dividends of $19,445 have been accrued this year, resulting in total accrued Series A dividends of $372,398 as of June 30, 2005.

2,725 shares of Series B Convertible Preferred Stock were issued for the acquisition of SCS Corporation on May 31, 2001. The stated value is $1,000 per share and the par value is $.001. Each Series B share may vote 7,408 common shares for a total of 20,186,800 votes. The shares are convertible to common stock at the lesser of $.135 or 50% of the current 5-day average trading price. Series B stockholders are entitled to a 4% cumulative dividend on the stated value, which is payable only upon conversion of the preferred stock. Dividends may be paid in stock or cash at HyperDynamics' option. Dividends accrued on the Series B as of June 30, 2004 were $163,500. In 2005 dividends of $81,750 were accrued for the first three (3) quarters of FYE 2005, resulting in accrued dividends as of March 31, 2005 of $245,250. The board of directors approved the issuance of 87,715 shares of restricted common stock to pay the March 31, 2005 accrued series B dividend. Dividends were accrued for the fourth quarter leaving a June 30, 2005 balance of $27,250.

Accrued dividends on Series A and Series B stock as of June 30, 2005 totaled $399,648.

If all Preferred Series A and B shares were converted as of June 30, 2005, total common shares outstanding would be approximately 66,225,000 shares.

Note  11  -  Common  Stock

During the year ended June 30, 2005, Hyperdynamics issued 25,372 shares of common stock for accounts payable of $63,212; 101,480 shares of common stock were issued for $281,250 note payable to pay off the purchase price of HYD Resources Corporation; 20,006 shares of common stock were issued for services totaling $48,010; 135,750 shares of common stock were issued for $342,050 of oil and gas properties; 269,634 shares of common stock were issued to redeem $849,347 worth of the SCS Series A preferred stock; and 87,715 shares of common stock were issued to pay $245,250 of series B accrued dividends.

Also during 2005, 321,500 shares were issued for warrant exercises totaling $167,625.

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

During 2005, Hyperdynamics did not grant any compensatory warrants or options. In 2004, Hyperdynamics granted 2,360,000 warrants to consultants. The compensation cost recognized for these warrants in was $1,833,085 and $1,517,922 for the years ended June 30, 2005 and 2004, respectively, based on the Black-Scholes option pricing model.

During 2005 and 2004, respectively, Hyperdynamics issued 0 and 333,333 warrants to employees. The compensation cost recognized for these warrants was $265,721 for the year ended June 30, 2004, based on the Black-Scholes option pricing model. In addition to shares issued to consultants and employees, investors purchased 3,732,403 warrants in conjunction with purchases of SCS preferred stock and Hyperdynamics common stock.

The weighted average fair value of the stock options granted during 2005 and 2004 was $0 and $1.31, respectively. Variables used in the Black-Scholes option-pricing model include (1) risk-free interest rates ranging from 1% to 2.5%, depending on the grant dates and the expected lives of the options, (2) expected option life is the actual remaining life of the options as of the grant date, (3) expected volatility is the actual historical stock price fluctuation volatility and (4) zero expected dividends.

Summary  information  regarding  options  and  warrants  is  as  follows:



                                         Options    Weighted Average Share Price   Warrants   Weighted Average Share Price
Year ended June 30, 2004 :
Outstanding, June 30, 2003                  0                   $N/A               4,625,000              $1.16

Granted                                                                            6,425,736               1.31
Exercised                                                                         (3,412,333)               .28
Expired                                                                             (355,000)               .83
Cancelled due to repricing                                                               -0-                -0-
Forfeited                                                                                -0-                -0-
                           ------------------------------------------------------------------------------------
Outstanding, year ended June 30, 2004       0                    N/A               7,283,403              1.69

Year ended June 30, 2005:
Granted                                                                              250,000               .55
Exercised                                                                           (321,350)              .52
Expired unused                                                                      (600,000)             6.50
Outstanding, year ended June 30, 2005       0                    N/A               6,611,903             $1.27
                           ------------------------------------------------------------------------------------


Warrants outstanding and exercisable as of June 30, 2005:                                                 Exercisable Number
Exercise Price . . . . . . . . . . . . . . . . . . . . . .  Outstanding Number of Shares  Remaining life       of Shares
..23 . . . . . . . . . . . . . . . . . . . . . . . . . . .                        800,000         2 years         800,000
 .25 . . . . . . . . . . . . . . . . . . . . . . . . . . .                       175,000         3 years         175,000
 .28 . . . . . . . . . . . . . . . . . . . . . . . . . . .                        10,000         1 years          10,000
 .50 . . . . . . . . . . . . . . . . . . . . . . . . . . .                       100,000         1 years         100,000
 .50 . . . . . . . . . . . . . . . . . . . . . . . . . . .                     1,992,000         2 years       1,392,000
 2.00. . . . . . . . . . . . . . . . . . . . . . . . . . .                     3,534,903         2 years       3,534,903
                                                                               6,611,903                       6,011,903
----------------------------------------------------------  -------------------------------------------------------------------


NOTE  13  -  Segment  Information

Reportable  segments
--------------------

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

The following tables summarize certain balance sheet and income statement data about Hyperdynamics' reportable segments and corporate overhead for the twelve months ended June 30, 2005 and 2004:
As  of  June  30,  2005:




                                          SCS          HYD           Corporate     Total
                                          -----------  ------------  ------------  ------------
Segment Assets . . . . . . . . . . . . .  $4,104,519   $   819,170   $   285,633   $ 5,209,322
----------------------------------------  -----------  ------------  ------------  ------------
Twelve months ended June 30, 2005:
  SCS. . . . . . . . . . . . . . . . . .  HYD          Corporate     Total
----------------------------------------  -----------  ------------  ------------
Revenues from external customers . . . .  $    3,140   $   169,259   $       300   $   172,699
                                          -----------  ------------  ------------  ------------
Depreciation, depletion and amortization      28,499        77,370        18,791       124,660
Loss from operations . . . . . . . . . .    (528,617)   (1,508,093)   (2,863,195)   (4,899,905)
Expenditures for long-lived assets . . .     888,630       958,092        16,708     1,863,430

As of June 30, 2004:

  SCS. . . . . . . . . . . . . . . . . .  HYD          Corporate     Total
Segment assets . . . . . . . . . . . . .  $3,310,065   $   515,043   $ 3,457,553   $ 7,282,661
                                          -----------  ------------  ------------  ------------


Twelve months ended June 30, 2004:

  SCS. . . . . . . . . . . . . . . . . .  HYD          Corporate     Total
Revenues from external customers . . . .  $   18,314   $     9,974   $    10,056   $    38,344
                                          -----------  ------------  ------------  ------------
Depreciation, depletion and amortization      24,248        19,093        17,663        61,004
Loss from operations . . . . . . . . . .    (407,622)      (92,232)   (2,617,060)   (3,116,914)
Expenditures for long-lived assets . . .   2,338,980       359,304         1,244     2,699,528



Product and Service Information
Twelve Months Ended June 30
                                     2005     2004
                                   -------  -------
Revenues from:
Seismic date management . . . .  $  3,140  $18,314
Computer related sales. . . . .       300   10,056
Oilfield services . . . . . . .   117,251    9,974
Oil and gas production. . . . .    52,008        -
Totals. . . . . . . . . . . . .  $172,699  $38,344
                                 --------  -------

Geographical  Information
-------------------------
All revenues currently derive from domestic sources. All long-lived assets are located in the USA, except for rights associated with the Guinea offshore territory.

Note  14  -  Commitments  and  Contingencies

From time to time, Hyperdynamics and its subsidiaries are involved in a number of routine business disputes that may occur in the ordinary course of business. Hyperdynamics is unable to predict the outcome of such matters when they arise. Other than disputes currently disclosed under litigation, the company is unaware of any other disputes that exist and does not believe that the ultimate resolution of such matters would have a material adverse effect on the financial statements of Hyperdynamics.

Hyperdynamics leases its office space from AGP Westwood, LTD over a 10-year period. The company's rent under this lease has increased from $20,774 for months 7-54, to $24,114 for months 55-120. The lease payments began on November 1, 2000. Additional common area maintenance charges are assessed. At June 30, 2005, future minimum payments are $289,364 per year in years 2006-2010, and $120,568 in 2011. Rent expense for the years ended June 30, 2005 and 2004 totaled $267,290 and $274,214, respectively. Hyperdynamics has a termination option that may be exercised after 60 months of the lease. If the termination option is exercised, Hyperdynamics will be released from the lease after 69 months. On May 5, 2005 the Company filed a lawsuit styled Hyperdynamics
Corporation v. AGB Westwood L.P.; Cause No. 2005-30992; In the 165th Judicial District Court of Harris County, Texas. The Company alleges that AGB Westwood L.P. committed fraud and has breached the lease contract with Company. The Company intends to aggressively pursue damages for its claims and is looking to cancel the lease and move out in order to mitigate further damages.

In addition, Hyperdynamics is involved in a dispute with its series A preferred shareholders over conversion rights to common stock and whether monetary damages are due for various claims against the preferred shareholders. The economic effects of and the probable outcome of this contingency are not known. Hyperdynamics' subsidiary, SCS, has $350,000 remaining of a contingent note payable due to Seacon Computer Systems Inc., the former owners of SCS Corporation's assets.

As mentioned above, should Hyperdynamics' subsidiary, SCS, continue under the 2002 PSA, Hyperdynamics will owe USOil $1,600,000 if SCS procures third party funding for the Guinea project (see Note 4).

Hyperdynamics' subsidiary, SCS, has arrangements with one individual and one corporation to provide geological and geophysical services in exchange for Hyperdynamics common stock. This arrangement was temporarily put on hold beginning in July 2005. Should SCS continue with the 2002 PSA or proceed with rights to explore and exploit the concession off the coast of Guinea, Hyperdynamics may be obligated under these agreements to issue 41,250 - 46,250 shares per quarter, depending upon the price of Hyperdynamics common stock, or it may, at the company's option renegotiate or cancel such agreements going forward in any respect.

Note  15  -  Related  Party  Transactions

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

Additionally, 1,200,000 warrants with an exercise price of $.50 per share were issued to a company of which Michael Watts is president for public relations/investor relations services. The warrants vest quarterly from January 2004 through December 2005 and expire July 18, 2007. As of June 30, 2005, 960,000 of these warrants have vested. The value of the 1,200,000 warrants, as computed using the Black-Scholes model, was $2,256,592 of which $1,101,493 and $959,895 was recognized 2005 and 2004, respectively. The balance will be recognized in the fiscal year ended June 30, 2006, when they vest.

On February 9, 2005 the Audit Committee of Hyperdynamics Corporation, acting under the Audit Committee Charter adopted by the board of directors on October 18, 2005 (see Exhibit 14.1 hereunder), pre-approved a contract with Geoserve Marketing, an assumed name for Michael E. Watts, the brother of the Chief Executive Officer. The contract was executed by Trendsetter Production Company, (our wholly owned subsidiary) with Geoserve Marketing. Under the Agreement Geoserve Marketing was to sell up to 49% of the working interest in certain oil and gas properties owned by Trendsetter. At $55,000 per point, this was to bring in gross revenues of $2,695,000 once sold out. Geoserve Marketing was given the responsibilities to sell working interest on the company's oil and gas leases; obtain executed documents for such sales as required by the company; help prepare the marketing materials for working interest sales; obtain investor non-disclosure agreements and other representations from all prospective non-operators; obtain a check or wired funds from and signatures of non-operators on all pertinent operating agreement forms; pay expenses for working interest promotion including but not limited to any brokerage fees and referral fees. Trendsetter agreed to pay 20% of the proceeds to Geoserve Marketing in return for these services. On June 30, 2005, the independent audit committee pre-approved an extension of the working interest sales contract through July 30, 2005. As of June 30, 2005, 18.5% or $1,017,500 of a total of 49% working interest had been sold and Geoserve Marketing had been paid promotion fees of $203,500. On July 29, 2005, the audit committee pre-approved that Trendsetter Production Company may extend the term of the contract with Geoserve Marketing until a total of gross sales of $2,695,000 has occurred or it has been determined that HYDR is cash flowing, as a whole, or the company otherwise reaches a cash position net of current liabilities equal to at least $1,500,000 with projected cash surplus to last a minimum of one year based on current operations. As of September 8, 2005, 32.5% or $1,787,500 had been sold and a total of $357,500 in promotion fees have been paid to Geoserve Marketing. On May 9, 2005, Harry James Briers, Executive Vice President, requested and obtained pre-approval from the audit committee to rehire Mr. Jeremy Driver (son-in-law of Michael E. Watts, brother of the Chief Executive Officer), a past employee of Hyperdynamics Corporation, to work as General Manager for HYD Resources Corporation. Mr. Driver had just been honorably discharged from the United States Air Force with the rank of Lieutenant. The audit committee approved the request and Mr. Driver was hired by Mr. Briers at an initial salary of $45,000 annually.

Note  16  -  Subsequent  Events

On  July  12,  2005,  Hyperdynamics  Corporation  received  a  letter from USOil
Corporation whereby they claimed that the royalties and production sharing agreement between them and Guinea had been terminated. Hyperdynamics immediately went to work to rectify the situation and initially took the position that the Royalties and Production Sharing agreement was still in full force and effect since the contract was ignored with respect to events of default, remedies, notices, and cures of such defaults. On August 26, 2005, Hyperdynamics hired Famourou Kourouma as its new Vice President for Guinea Affairs in August. Both Mr. Kourouma and the Company's CEO, Kent Watts traveled to Guinea. They have determined from direct meetings with the Ministre Secretaire General de la
Presidence de la Republique de Guinee that the termination letter did not originate from his office. For the termination letter to be legitimate it would have had to be initiated by his office with his knowledge. The termination letter was a fake. The Government has represented that SCS will be allowed to resume work and the Ministre Secretaire General is working on this by order of his Excelence President Lansana Conte. Mr. Kourouma remains working in Guinea at this time.

On August 12, 2005, Hyperdynamics closed a private financing transaction with Dutchess Private Equities Fund II, LP. The financing included a subscription for a $1,500,000 two (2) year debenture that was funded $1,000,000 upon closing and funds $500,000 upon filing of a registration statement which is expected to be filed in October 2005. Upon effectiveness of the ensuing registration, Dutchess may elect to convert the payments coming due on the debenture at a stock price of the lesser of the fixed floor conversion price or $1 per share. Hyperdynamics has an option to into another debenture with Dutchess for an additional $1,500,000 upon the effectiveness of the registration statement. Management believes that the registration statement will be effective within six months. However, since only the Securities and Exchange Commission can order a registration statement effective, it is not certain when or if the registration statement will become effective. Management believes that these financings will enable Hyperdynamics to fund its operating activities through June 30, 2006.

Hyperdynamics also executed an investment agreement and received a commitment from Dutchess to fund up to $20,000,000 in equity at 95% of the market price. The company and Dutchess agreed through a global amendment to limit the number of shares to register under financing to 8,400,000 shares without a shareholder vote. This insures the number of shares to be issued will not exceed 20% of the outstanding common stock as is required by the rules of the American Stock Exchange. Thus, the amount ultimately raised by the financing will be determined strictly by the stock price at each point in time the equity line is used.

On August 31, 2005, Trendsetter Production Company (wholly owned by HYD Resources Corporation) signed a gas facilities contract with Tennessee Gas Pipeline Company. On September 1, 2005 a gas sales and purchase contract was signed with British Petroleum. The company is now installing the production facilities and metering equipment to allow it to begin selling its natural gas reserves.