Form 10-Q
period 2005-09-30
HYPERDYNAMICS CORP
filed 2005-11-21
CIK 937136

United States
                       Securities and Exchange Commission
                              Washington, DC 20549

                                   FORM  10-Q
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934: For the quarterly period ended: September 30, 2005

                                       or
[  ]  Transition  report  pursuant  to  Section  13  or  15(d) of the Securities
     Exchange  Act  of 1934: For the transition period from _______ to _________

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


Indicate  by  check mark whether the registrant is an accelerated (as defined in
Rule  12b-2  of  the  Exchange  Act)   YES   |  X|      NO  |  |

Indicate  by check mark whether the registrant is a shell company (as defined in
Rule  12b-2  of  the  Exchange  Act)   YES   |  |      NO  |X|

                      APPLICABLE  ONLY  TO  CORPORATE  ISSUERS
As of November 15, 2005, 42,222,761 shares of common stock, $0.001 par value, were outstanding.

Transitional  Small  Business  Disclosure  Format  (check  one):  Yes [ ] No [X]


                                Table of Contents

Part I     Financial Information

    Item 1     Financial Statements                                      4

      Consolidated Balance Sheet at September 30, 2005
         and June 30, 2005                                               4

      Consolidated Statements of Operations for the three
               months ended September 30, 2005                           5

      Consolidated Statements of Cash Flows for the three
               months ended September 30, 2005                           6

      Notes to Consolidated Financial Statements                         8

    Item 2     Management's Discussion and Analysis of Financial
               Condition and Results of Operations                       9

    Item 3     Disclosure Controls and Procedures                       11

Part II     Other Information

    Item 1     Legal Proceedings                                        12

    Item 2     Changes in Securities                                    12

    Item 5     Other Information                                        12

    Item 6     Exhibits and Reports on Form 8-K                         12

        (a)    Exhibits

        (b)    Reports on Form 8-K

  Signatures                                                            13


                            HYPERDYNAMICS CORPORATION
                           Consolidated Balance Sheets

                                                                              September 30,          June 30,
                                                                                 2005                  2005
                                                                              (Unaudited)
                                                                           -----------------    -----------------

ASSETS
Current Assets
  Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $        379,478              259,448
  Restricted certificate of deposit . . . . . . . . . . . . . . . . . . .            65,445               65,445
  Accounts receivable, net of allowance for doubtful
     accounts of $31,242. . . . . . . . . . . . . . . . . . . . . . . . .            56,376               19,635
  Inventory . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 -                3,637
  Prepaid Expenses                                                                  134,460              167,250
  Other current assets. . . . . . . . . . . . . . . . . . . . . . . . . .           54,200
                                                                           -----------------    -----------------
Total Current Assets. . . . . . . . . . . . . . . . . . . . . . . . . . .           689,959              515,415

Property and Equipment, net of accumulated
   depreciation of $351,116 and $314,171. . . . . . . . . . . . . . . . . .         566,584              599,092
Other Assets
Unproved Oil and Gas properties, using Full Cost
   Method of Accounting . . . . . . . . . . . . . . . . . . . . . . . . .         4,101,768            4,072,503
Deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            23,312               22,312
                                                                           -----------------    -----------------
Total other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . .         4,691,664            4,693,907
                                                                           -----------------    -----------------
         TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . . . . .         5,381,623            5,209,322
                                                                           =================    =================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Current portion of installment notes payable. . . . . . . . . . . . . . .  $        179,926              247,750
Dutchess Capital Debenture - Current Portion. . . . . . . . . . . . . . .           277,676                    -
Accounts payable and accrued expenses . . . . . . . . . . . . . . . . . .           801,192              558,314
Accounts payable seismic data . . . . . . . . . . . . . . . . . . . . . .           650,000              650,000
Customer deposits  / Deferred Gain. . . . . . . . . . . . . . . . . . . .           394,728               73,464
Dividends payable . . . . . . . . . . . . . . . . . . . . . . . . . . . .           372,398              372,398
Dividends payable to related party. . . . . . . . . . . . . . . . . . . .            54,501               27,250
                                                                           -----------------    -----------------
Total Current Liabilities . . . . . . . . . . . . . . . . . . . . . . . .         2,730,421            1,929,176

Deferred Rent . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           134,696              134,697
                                                                           -----------------    -----------------
          TOTAL LIABILITIES . . . . . . . . . . . . . . . . . . . . . . .         2,865,117            2,063,873
                                                                           -----------------    -----------------

Commitments and contingencies
Stockholders' Equity
Preferred stock, par value $0.001; 20,000,000 shares authorized
  Series A - 1,945 shares issued and outstanding. . . . . . . . . . . . .                 2                    2
  Series B - 2,725 shares issued and outstanding. . . . . . . . . . . . .                 3                    3
Common stock, $.001 par value, 250,000,000 shares authorized,
  42,168,410 shares issued and outstanding. . . . . . . . . . . . . . . .            42,168               42,168
  Additional paid-in capital. . . . . . . . . . . . . . . . . . . . . . .        23,758,028           22,915,690
  Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . . . .       (21,283,695)         (19,812,414)
                                                                           -----------------    -----------------
Total stockholders' equity. . . . . . . . . . . . . . . . . . . . . . . .         2,516,506            3,145,449
                                                                           -----------------    -----------------
          Total Liabilities and Stockholders' Equity. . . . . . . . . . .         5,381,623            5,209,322
                                                                           =================    =================


                                      HYPERDYNAMICS  CORPORATION
                                Consolidated  Statements  of  Operations
                                 3  Months  ended  September  30,  2005
                                               (Unaudited)




                                                                             Three Months Ended September 30,
                                                                           --------------------------------------
                                                                                  2005                2004
                                                                           -----------------    -----------------

Revenues. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $         87,410               66,156

Operating Expenses
  Cost of revenues. . . . . . . . . . . . . . . . . . . . . . . . . . . .           693,493              195,585
  Selling . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               199               27,884
  General and administration. . . . . . . . . . . . . . . . . . . . . . .           742,137              771,606
  Depreciation and amortization . . . . . . . . . . . . . . . . . . . . .            36,667               36,855
  (Gain) on sale of assets. . . . . . . . . . . . . . . . . . . . . . . .                 -
                                                                           -----------------    -----------------
Total Operating Expenses. . . . . . . . . . . . . . . . . . . . . . . . .         1,472,496            1,031,930
                                                                           -----------------    -----------------

    LOSS FROM OPERATIONS. . . . . . . . . . . . . . . . . . . . . . . . .        (1,385,086)            (965,774)

Other Income (Expense)
  Other income (expense). . . . . . . . . . . . . . . . . . . . . . . . .              (901)                   -
  Interest income . . . . . . . . . . . . . . . . . . . . . . . . . . . .               983                6,662
  Interest expense. . . . . . . . . . . . . . . . . . . . . . . . . . . .           (59,028)             (60,563)
                                                                           -----------------    -----------------
NET LOSS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (1,444,032)          (1,019,675)

Preferred dividend requirement. . . . . . . . . . . . . . . . . . . . . .           (27,250)             (46,695)
                                                                           -----------------    -----------------
Net loss chargeable to common shareholders. . . . . . . . . . . . . . . .  $     (1,471,282)          (1,066,370)
                                                                           =================    =================

Basic and diluted loss per common share . . . . . . . . . . . . . . . . .  $          (0.03)               (0.03)
Weighted average shares outstanding . . . . . . . . . . . . . . . . . . .        42,168,410           41,210,286

                              HYPERDYNAMICS  CORPORATION
                        Consolidated  Statements  of  Cash  Flows
                       3  Months  Ended  September  30,  2005
                                       (Unaudited)



                                                                             Three Months Ended September 30,
                                                                           --------------------------------------
                                                                                  2005                2004
                                                                           -----------------    -----------------
Cash flows from operating activities
  Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $     (1,444,032)          (1,019,675)
Adjustments to reconcile net loss to cash used by operating activities
  Depreciation and amortization. . . . . . . . . . . . . . . . . . . . .             36,667               36,854
  Options and warrants expense . . . . . . . . . . . . . . . . . . . . .                  -              390,357
  Stock issued for services
Accretion of interest and amortization of offering costs of mandatorily
  redeemable preferred stock . . . . . . . . . . . . . . . . . . . . . .                  -               57,937
  Bad debt expense . . . . . . . . . . . . . . . . . . . . . . . . . . .                  -                6,961
  Amortization of discount . . . . . . . . . . . . . . . . . . . . . . .             31,222                    -
  Changes in:
    Accounts receivable. . . . . . . . . . . . . . . . . . . . . . . . .            (36,742)             (22,009)
    Inventory. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              3,637              (23,010)
    Other current assets . . . . . . . . . . . . . . . . . . . . . . . .             24,236               48,261
    Deposits from customers. . . . . . . . . . . . . . . . . . . . . . .                  -               (5,000)
    Change in deferred rent. . . . . . . . . . . . . . . . . . . . . . .                  -                2,394
    Vested Warrants - consulting services. . . . . . . . . . . . . . . .            183,075                    -
    Accounts payable and accrued expenses. . . . . . . . . . . . . . . .            243,157               87,921
                                                                           -----------------    -----------------
Net cash used in operating activities. . . . . . . . . . . . . . . . . .           (958,780)            (439,009)
                                                                           -----------------    -----------------

Cash flows from investing activities
 Proceeds of sale on working interest common, net. . . . . . . . . . . .            616,000                    -
  Investment in unproved property. . . . . . . . . . . . . . . . . . . .           (324,000)            (321,221)
  Purchase of equipment. . . . . . . . . . . . . . . . . . . . . . . . .             (4,437)             (28,711)
Payments of deposits . . . . . . . . . . . . . . . . . . . . . . . . . .             (1,000)                 500
                                                                           -----------------    -----------------
Net cash provided by (used in) investing activities. . . . . . . . . . .            286,563             (349,432)
                                                                           -----------------    -----------------

Cash flows from financing activities
Proceeds from sale of warrants and preferred stock in subsidiary . . . .                  -                8,125

Proceeds from sale of debentures, net. . . . . . . . . . . . . . . . . .            909,925                    -
 Payments on short-term note payable . . . . . . . . . . . . . . . . . .            (73,568)                   -
  Payments on installment debt . . . . . . . . . . . . . . . . . . . . .            (44,110)             (43,344)
                                                                           -----------------    -----------------
Net cash provided by financing activities. . . . . . . . . . . . . . . .            792,247              (35,219)
                                                                           -----------------    -----------------
Net increase (decrease) in cash. . . . . . . . . . . . . . . . . . . . .            120,030             (823,660)
Cash at beginning of period. . . . . . . . . . . . . . . . . . . . . . .            259,448            3,149,441
                                                                           -----------------    -----------------
Cash at end of period. . . . . . . . . . . . . . . . . . . . . . . . . .            379,478            2,325,781
                                                                           =================    =================

Non-cash transactions
  Issuance of common stock for accounts payable
  Conversion of notes payable to common stock
Geological and geophysical work performed on unproved oil and
  gas properties paid with equity based compensation . . . . . . . . . .   $         15,000              101,750
Accounts payable for geological and geophysical services
  provided on oil and gas properties. . . . . . . . . . .                  $                              99,000

                             HYPERDYNAMICS  CORPORATION
                       Consolidated  Statements  of  Cash  Flows
                3  Months  Ended  September  30,  2005  (Continued)

                                                                             Three Months Ended September 30,
                                                                           --------------------------------------
                                                                                  2005                2004
                                                                           -----------------    -----------------
Cash flows from operating activities
  Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $     (1,453,122)          (1,019,675)
Adjustments to reconcile net loss to cash used by operating activities
  Depreciation and amortization. . . . . . . . . . . . . . . . . . . . .             36,945               36,854
  Gain on sale of assets
  Options and warrants expense . . . . . . . . . . . . . . . . . . . . .                                 390,357
  Stock issued for services
Accretion of interest and amortization of offering costs of mandatorily
redeemable preferred stock . . . . . . . . . . . . . . . . . . . . . . .                                  57,937
Beneficial conversion feature associated with convertible notes payable to officers
  Bad debt expense . . . . . . . . . . . . . . . . . . . . . . . . . . .                                   6,961
  Changes in:
    Accounts receivable. . . . . . . . . . . . . . . . . . . . . . . . .            (36,742)             (22,009)
    Investment Receivable. . . . . . . . . . . . . . . . . . . . . . . .           (500,000)
    Inventory. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              3,637              (23,010)
    Other current assets . . . . . . . . . . . . . . . . . . . . . . . .            (54,200)              48,261
    Accrued salary payable to officers
    Deposits from customers. . . . . . . . . . . . . . . . . . . . . . .            (73,464)              (5,000)
    Change in deferred rent. . . . . . . . . . . . . . . . . . . . . . .                                   2,394
    Accounts payable and accrued expenses. . . . . . . . . . . . . . . .            227,879               87,921
                                                                           -----------------    -----------------
Net cash used in operating activities. . . . . . . . . . . . . . . . . .         (1,849,067)            (439,009)
                                                                           -----------------    -----------------

Cash flows from investing activities
  Decrease in restricted cash
  Investment in unproved property. . . . . . . . . . . . . . . . . . . .            380,464             (321,221)
  Proceeds from sale of equipment
  Purchase of equipment. . . . . . . . . . . . . . . . . . . . . . . . .             (4,437)             (28,711)
Return of deposit. . . . . . . . . . . . . . . . . . . . . . . . . . . .             (1,000)                 500
                                                                           -----------------    -----------------
Net cash provided by (used in) investing activities. . . . . . . . . . .            375,027             (349,432)
                                                                           -----------------    -----------------

Proceeds  from  sale  of  units  consisting  of  warrants  in
Hyperdynamics and preferred  stock in subsidiary, net of $14,500 offering cost 130,500 payments on installment  debt  4,591.
Proceeds  from  exercise  of  warrants. Proceeds from
Dutchess  Equities  Fund  agreem . . . . . . . . . . . . . . . . . . . .            936,198                8,125

  Stock subscription receivable
  Proceeds of short-term note payable
  Payment of short-term note payable . . . . . . . . . . . . . . . . . .            (96,762)
  Payments on installment debt . . . . . . . . . . . . . . . . . . . . .            754,635              (43,344)
                                                                           -----------------    -----------------
Net cash provided by financing activities. . . . . . . . . . . . . . . .          1,594,071              (35,219)
                                                                           -----------------    -----------------

Net increase (decrease) in cash. . . . . . . . . . . . . . . . . . . . .            120,031             (823,660)
Cash at beginning of period. . . . . . . . . . . . . . . . . . . . . . .            259,448            3,149,441
                                                                           -----------------    -----------------
Cash at end of period. . . . . . . . . . . . . . . . . . . . . . . . . .            379,479            2,325,781
                                                                           =================    =================

Supplemental Information:
                                                                             Three Months Ended September 30,
                                                                           --------------------------------------
                                                                                  2005                2004
                                                                           -----------------    -----------------

Cash paid for interest . . . . . . . . . . . . . . . . . . . . . . . . .   $         27,806     $          2,625

Cash paid for income taxes . . . . . . . . . . . . . . . . . . . . . . .   $              -     $              -

Non-cash transactions
Geological and geophysical work performed on unproved oil
 and gas properties paid with equity based compensation. . . . . . . . .   $         15,000     $        101,750
Accounts payable for geological and geophysical services
 provided on oil and gas properties. . . . . . . . . . . . . . . . . . .                  -               99,000
Series B preferred shareholder quarterly dividends . . . . . . . . . . .             27,250                    -
Discount related to convertible debt . . . . . . . . . . . . . . . . . .            659,262                    -

                            HYPERDYNAMICS  CORPORATION
                          NOTES  TO  FINANCIAL  STATEMENTS
                                   (Unaudited)

1.   Basis  of  Presentation

The unaudited consolidated financial statements of Hyperdynamics Corporation ("Hyperdynamics") have been prepared in accordance with accounting principles generally accepted in the United States and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in Hyperdynamics' latest Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year 2005 as reported in the Form 10-KSB, have been omitted.


2.   Short-term  Note  Payable

Hyperdynamics' short-term note payable is related to insurance financing and Dutchess Private Equities Fund financing. The insurance financing provides for our general liability and D&O insurance.

3.  Convertible  note  payable  -  Dutchess


In August 2005, Hyperdynamics closed a private financing convertible note payable with Dutchess Private Equities Fund II, LP (Dutchess). The proceeds from the transaction were received in two tranches. The first tranche of $1,000,000 was received at closing and the second tranche of $500,000 was received upon the filing of a registration statement with the SEC. The registration statement was filed with the SEC in October 2005. Upon effectiveness of the registration statement, Dutchess may elect to receive loan payments in the form of stock at a conversion price based upon the prevailing market price of Hyperdynamic's common stock but in no event less than $1.00 per share. In conjunction with the transaction, Hyperdynamics issued a detachable warrant to Duchess to purchase 500,000 shares of common stock at $1.00 per share. The relative fair value of the warrants was $304,631. In addition, Hyperdynamics has the option to enter into another debenture with Dutchess for an additional $1,500,000 upon the effectiveness of the registration statement. The carrying value of the note at September 30, 2005 is as follows:


Face value of note payable . . . . . . . . .  $1,000,000
Less: discount related to warrants . . . . .    (304,631)
      discount related to conversion feature    (354,631)
      discount related to financing costs. .     (90,075)
 principal payments. . . . . . . . . . . . .      (4,209)
Add: amortization of discount. . . . . . . .      31,222
                                              -----------
Carrying value of note at September 30, 2005  $  277,676
                                              ===========

4.  Segment  Information

Reportable  segments
--------------------
Hyperdynamics has two reportable segments: SCS Corporation ("SCS") and its Louisiana operations ("HYDR"). SCS is engaged in oil and gas exploration activities offshore Guinea, West Africa. Additionally, it provides seismic data transcription and management services to support its activities and to external customers. The seismic data work is performed in the USA. HYDR is engaged in oil and gas exploration and production activities in Louisiana, USA; it also provides oilfield services to external customers. Hyperdynamics evaluates performance based on profit or loss from operations. The reportable segments are managed by separate management teams who are evaluated based on their segment's performance.

                            HYPERDYNAMICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

The following tables summarize certain balance sheet and income statement data about Hyperdynamics' reportable segments and corporate overhead for the three months ended September 30, 2005 and 2004:

                                   SCS          HYDR      Corporate      Total
                               -----------  -----------  -----------  -----------
As  of  September  30,  2005:
  Segment assets                4,177,394      634,075      570,154    5,381,623

Three  months  ended  September
  30,  2005
  Revenues from external customers      -       87,410            -       87,410
  Depreciation, depletion
  and amortization                  6,860       24,395        5,412       36,667
  Loss from operations           (160,505)    (688,243)    (536,338)  (1,385,086)
  Expenditures for long-lived
  assets                           29,264      294,736        4,012    1,145,553

As  of  September  30,  2004:
  Segment assets                3,776,707      545,118    2,642,034    6,963,859

Three  months  ended  September
  30,  2004
  Revenues from external customers    300       65,556          300       66,156
  Depreciation, depletion and
  amortization                      8,395       23,681        4,778       36,854
  Loss from operations           (184,307)    (155,425)    (626,043)    (965,775)
  Expenditures for long-lived
  assets                            7,691       17,456        3,564       28,711

Product  and  services  information
-----------------------------------
                               Quarter  Ended  September  30,
                                      2005          2004
                                  -----------    -----------
Revenues  from:
  Seismic data management         $        -     $        -
  Computer-related sales                   -              -
  Oilfield services                        -         66,156
  Oil and gas production              87,410
                                  -----------    -----------
  Totals                          $   87,410     $   66,156
                                  ===========    ===========

5.  Subsequent  Events

In November 2005, Hyperdynamics issued 30,000 shares of common stock valued at $41,700 to a consultant under Hyperdynamics Employee Stock and Stock Option Plan.

In November 2005, Hyperdynamics issued 23,244 shares of common stock valued at $32,309 to directors of Hyperdynamics in consideration for services performed thereon under Hyperdynamics Employee Stock and Stock Option Plan.

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

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Based on the factors discussed for each segment below for the three months ended September 2005, our net loss chargeable to common shareholder for 2005 increased ($404,912) or 38% to ($1,471,282) or ($.03) per basic and diluted loss per common share. This compares to a net loss of ($1,066,370) or ($.03) per basic and diluted loss per common share for the three months ended September 2004. The net loss chargeable to common shareholders includes a provision for preferred stock dividends of $46,695SFSharon Farber1184595447Are these supposed to be expressed in negative? in 2004 compared to $27,250 in 2005.

During the quarter we realized increasing oil production revenues of $87,410 for the quarter ended September 2005 with $0 service revenue compared to $0 oil production revenue for the quarter ended September 2004 and $66,156 in service revenue. Thus, revenues are not directly comparable as the focus of the company over the last year has shifted towards building production revenue and away from service revenue. The increase in net losses for September 2005 is primarily attributed to an increase in cost of maintaining and repairing our production facilities in preparation for bringing newly anticipated oil and natural gas production online. Cost of revenues increased to $693,493 for the quarter ended September 2005 compared to $195,585 for September 2004. This $497,908 or 255% increase explains the increase in the loss for the quarter ending September 2005 over the same quarter in 2004. General and administrative expenses were comparable with a decrease of only 3.82% from $771,606 for the quarter ended 2004 compared to $742,137 for 2005.

Results  of  Operations

Reportable  segments
--------------------
Hyperdynamics has two reportable segments: SCS Corporation ("SCS") and its Louisiana operations ("HYDR"). SCS is engaged in oil and gas exploration activities offshore Guinea, West Africa. Additionally, it provides seismic data transcription and management services to support its activities and to external customers. The seismic data work is performed in the USA. HYDR is engaged in oil and gas exploration and production activities in Louisiana, USA; it also provides oilfield services to external customers. Hyperdynamics evaluates performance based on profit or loss from operations. The reportable segments are managed by separate management teams who are evaluated based on their segment's performance.

The following tables summarize certain balance sheet and income statement data about Hyperdynamics' reportable segments and corporate overhead for the three months ended September 30, 2005 and 2004:


                                            SCS         HYDR       Corporate   Total
                                            ----------  ---------  ----------  -----------
As of September 30, 2005:
  Segment assets . . . . . . . . . . . . .  $4,177,394   634,075     570,154    5,381,623

Three months ended September 30, 2005
  Revenues from external customers . . . .          -     87,410           -       87,410
  Depreciation, depletion and amortization      6,860     24,395       5,412       36,667
  Loss from operations . . . . . . . . . .   (160,505)  (688,243)   (536,338)  (1,385,086)
  Expenditures for long-lived assets . . .     29,264    294,736       4,012      328,012

As of September 30, 2004:
  Segment assets . . . . . . . . . . . . .  3,776,707    545,118   2,642,034    6,963,859

Three months ended September 30, 2004
  Revenues from external customers . . . .        300     65,556         300       66,156
  Depreciation, depletion and amortization      8,395     23,681       4,778       36,854
  Loss from operations . . . . . . . . . .   (184,307)  (155,425)   (626,043)    (965,775)
  Expenditures for long-lived assets . . .      7,691     17,456       3,564       28,711

Product and services information
------------------------------------------
       Quarter Ended September 30,
                                                 2005       2004
                                            ----------  ---------
Revenues from:
  Seismic data management. . . . . . . . .  $       -   $      -
  Computer-related sales . . . . . . . . .          -          -
  Oilfield services. . . . . . . . . . . .          -     66,156
  Oil and gas production . . . . . . . . .     87,410
                                            ----------  ---------

Totals . . . . . . . . . . . . . . . . . .     87,410     66,156
                                            ==========  =========

Geographical  Information
------------------------
All revenues are currently derived from domestic sources. All long-lived assets are located in the USA, except for our oil and gas exploration and exploitation rights, which are located offshore Guinea, West Africa.

Louisiana  Operations  ("HYDR")

Revenue for the three months ended September 30, 2005 and 2004 was $87,410 and $66,156, respectively, which includes $87,410 from oil production in 2005 and $66,156 of oilfield service revenue in 2004.

Our depreciation and amortization for the three months ended September 2005 and September 2004 is $24,395 and $23,681, respectively.

Our loss from operations for the three months ended September 30, 2005 from this segment was ($688,243) in comparison to ($155,425) in September 2004. The decrease primarily due to increased maintenance and repairs costs, tools and equipment cost, as well as increase in payroll expenses.

Our expenditure for long lived assets in the three months ended September 2005 is $294,736 compared to $17,456 in September 2004. The increase is due to capital improvements on gas production facilities and gas gathering system.

Guinea  and  Seismic  Data  Management  ("SCS")

We had revenues of $0 and $300 from this segment during the three months ended September 30, 2005 and 2004, respectively. The lack of revenues is attributable to amount of internal seismic data processing work during these two periods: we have focused on the acquisition of seismic data for our concession in Guinea.

We have processed a portion of some data that we have the right to market in order to provide samples of the data to our prospects. When we sell the right to use this data, we will receive a fee and we will also be compensated for processing the data that we sell.

Our depreciation and amortization of $8,396 and $6,860 for the three months ended in September 2004 and 2005, respectively.

Based on the factors discussed above, our loss from operations for the three months ended September 2005 from this segment was ($160,505) and ($184,307) at the end of September 2004.

Expenditures for long lived assets were $29,264 and $7,691 for the three months ended September 2005 and September 2004, respectively. The increase is primarily due to imaging and geophysicist services.

Corporate  Overhead

Revenue was $0 for the three months ended September 30, 2005 and $300 for the three months ended September 2004. We do not actively pursue revenues in this segment.

For the three months ended September 2005 and September 2004, our depreciation and amortization expense was comparable at $5,412 and $4,778, respectively.

The loss from operations attributable to corporate overhead decreased from ($626,043) for the three months ended September 30, 2004 to ($536,338) in 2005. The 14.3% decrease of $89,705 can be explained by a significant decrease of $206,004 in public relations consulting services offset by an increase of $67,596 in legal expenses for the quarter ended September 2005 compared to 2004. This increase was primarily related to litigation and financing.

Our expenditures for long lived assets was comparable at $3,563 and $4,012 for the three months ended in September 2004 and September 2005, respectively.

Liquidity  and  Capital  Resources

Our ratio of current assets to current liabilities (current ratio) was .25 to 1 and 1.29 to 1 at September 30, 2005 and 2004, respectively. A deeper analysis of the current ratio reveals several current obligations that reduce the current ratio but for which there is no requirement to use cash to satisfy them or for which the payment is deferred until we receive cash inflows sufficient to pay the obligation. These items include Deferred gain, Accounts payable Seismic Data, Dividends payable, and Dividends payable to related party.

In August 2005, we closed a private financing transaction with Dutchess Private Equities Fund II, LP. The financing included a subscription for a $1,500,000 two
(2) year debenture that was funded in two tranches, $1,000,000 upon closing and $500,000 upon the filing of a registration statement. Upon the effectiveness of the ensuing registration statement, Dutchess may elect to convert the payments coming due on the debenture at a stock price determined as the lesser of the fixed floor conversion price or $1 per share. Hyperdynamics has an option to enter into another debenture with Dutchess for an additional $1,500,000 upon the effectiveness of the registration statement.

In November 2005, the company filed its S-1 registration statement with the SEC to register 8,400,000 shares of its common stock pursuant to the aforementioned financing transaction with Dutchess. Upon filing, the company received the remaining $500,000 principal amount on its debenture financing. Management believes that these financings will enable us to fund our operating activities through June 30, 2006.

We also executed an investment agreement and received a commitment from Dutchess to fund up to $20,000,000 in equity at 95% of the market price. The agreement limits the number of shares to be registered under the financing agreement to 8,400,000 shares without a shareholder vote. This insures that the number of shares to be issued will not exceed 20% of the outstanding common stock as is required by the rules of the American Stock Exchange. Thus, the amount ultimately raised by the financing will be determined strictly by the stock price at each point in time the equity line is used.

Although we plan to continue to improve on our current ratio, we have a contractual requirement during the second exploration period in the Guinea concession to invest an estimated $10,000,000 in drilling at least one exploratory well offshore Guinea. The second exploration period expires sometime during the later part of this decade depending on initial periods and extension provisions. Although we have several years to complete this work, we wish to initiate a drilling program as soon as possible. Thus, we are considering all of our options or any combination of these options to; a) increase revenues from operations; b) raise additional capital to support at least the minimum required drilling program; c) negotiate one or more transactions with oil company partners who share in the required work and financing risk; and d) negotiate work program related deals with oil industry vendors such as seismic acquisition companies. We believe that our ability to manage and affect one or more of these options will determine our significant current ratio and financial position in the future.

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

Because SCS has significant work requirements to accomplish in order to drill exploration wells, we are beginning to look at more than one option to raise additional funds. Management is confident in its ability to raise additional capital under more conventional financing structures such as an underwritten secondary financing, but also believes we will be able to secure oil and gas working interest partners to fund and carry significant portions of the capital investment burden.

We have been successful in raising our necessary capital and management is very confident in our ability to continue to raise capital. Based on our relatively low overhead in comparison to the rather large task at hand, the lion's share of all capital raised is going to improve our drilling prospects.

We expect to exploit our leases in Louisiana by operating numerous low volume wells that produce 20 barrels a day or less. We believe the relatively high price of oil will help make these wells more economically viable. We are currently in the process of completing the wells so that they are capable of production. We announced on May 10, 2005 that we have completed 10 out of a planned 14 wells for our first lease in La Salle Parish, Louisiana. As of November 2005, we are in the final phase of efforts to complete the gas gathering system on this first lease. This will allow us to start selling gas. Once we determine our flow rates and statistics we will be better able to assess the impact of these activities upon our revenue.

Because of the geological features of this lease and our oil production to date, we consider this an attractive prospect for oil and gas investors. Therefore, we have made the decision to sell working interest units in this lease. We can sell up to a total amount of $2,695,000 (representing 49% working interest). If we sold the entire 49% working interest that is being offered in this lease, we would net up to $2,156,000 of cash proceeds, after marketing costs. As of November 10, 2005, we have sold 35 units, resulting in gross proceeds of $1,925,000 and net proceeds of $1,540,000. When completed, this sale of working interest will replenish our cash without the need for additional capital financing at this time.

Because our subsidiary, SCS Corporation ("SCS") is looking to increase its exploration activities, we are beginning to look at more than one option to raise additional funds. Management is confident in its ability to raise additional capital under more conventional financing structures, but we also believe that ultimately we will be able to secure oil and gas working interest partners to fund and carry significant portions of the capital investment burden. As we have discussed in the press, we are formulating plans and moving forward towards drilling our first exploration well offshore West Africa. We feel that we can successfully finance such a work program either ourselves through an equity financing plan, through working interest partners, or a combination of both.

Thus, management believes that additional capital funds raised has and will continue to substantially enhance our asset value in our oil and gas concession. This will yield greatly enhanced shareholder value, and make additional capital easier to come by at ever increasing stock prices.

We have a capital lease obligation of $4,998 financing certain electrical equipment in our data center and another obligation of $12,884 financing the purchase of land and a building in La Salle Parish, Louisiana. We also have a contingent $350,000 note payable that is payable with 25% of the profits of SCS Corporation. We have the right to pay this note off using common stock.

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


We originally purchased a CD in the amount of $436,000, which secured the lease at Westwood with a Letter of Credit arrangement. The remaining balance on the CD and letter of credit is $65,445. A termination agreement with landlord has been reached which will settle lawsuit against the landlord. The $65,445 is due to be transferred to the company along with a security deposit of $22,312.

We could obtain additional capital also upon the exercise of other previously issued in the money outstanding warrants and options for common stock. If all outstanding warrants and options that are currently in the money were exercised, the company would receive approximately $8,000,000 in cash proceeds from such additional capital investment.

Off-Balance  Sheet  Arrangements

We have a contractual arrangement and now a lawsuit against USOil Corporation. The original agreements provide for us to pay USOil $1,600,000 if SCS obtains third party financing for the Guinea development project. Also USOil will receive a 3% royalty if oil and gas is produced on this project and depending on the outcome of our legal claims against them. We also have a contingent $350,000 note payable that is only payable with 25% of the profits of SCS Corporation. We have the right to pay this note off using common stock. In conjunction with our purchase of HYD Resources Corporation in April 2004, we have three contingent obligations to pay $856,000. These obligations are payable over the five years ending in April 2009 and they are payable only in the event that HYD Resources is profitable. The determination of net income will be made quarterly and the pay down of the obligations is 25% of the net income per quarter. We do not plan on using significant debt financing except for the possibility of financing income-producing assets in the future.

Item  3.     Quantitative  and  Qualitative  Disclosures  About  Market  Risk.

Our functional currency is the US dollar. Our revenue is directly related to the price of oil and gas. Assuming that we sell one barrel of oil, then a one dollar decrease in the price that we get for that barrel of oil will lower our revenue by one dollar, and correspondingly so for a one dollar increase in price. The same is true for changes in the price of natural gas. We intend to sell oil and gas immediately upon lifting to the wellhead. We do not contemplate retaining any oil and gas inventory. We do not hedge any market risk. Although the prices of oil and gas have recently increased substantially, there is no assurance that the price of oil and gas will not fall dramatically in the future.

Item  4.  Evaluation  of  disclosure  controls  and  procedures

Our  Chief  Executive  Officer  and  Chief  Financial  Officer,  have concluded that our disclosure controls and procedures are appropriate and effective. They have evaluated these controls and procedures as of a date within 90 days of the filing date of this report on Form 10-Q. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

AGB  Westwood,  L.P.

On May 5, 2005, the Company filed a lawsuit styled Hyperdynamics Corporation v. AGB Westwood L.P.; Cause No. 2005-30992; In the 165thth Judicial District Court of Harris County, Texas.

Per advice of counsel, it has been represented by the Landlord that a lease termination agreement has been signed. Under this agreement,the remaining $65,445 on the company's letter of credit as well as the $22,312 deposit is due to be refunded to the company. The agreement eliminates any further obligation of Hyperdynamics to the Landlord beyond December 2005 rental payment and we have agreed to move within 60 days. Both parties agreed to dismiss the lawsuit.

USOil

On July 29, 2005 our wholly owned subsidiary filed a lawsuit styled SCS Corporation, Plaintiff v. USOIL CORPORATION, Defendant; Cause No. 2005-49205; in the 333rd Judicial District Court of Harris County, Texas.
The Company alleges Breach of Contract, Fraud, Negligent Misrepresentation, and seeks a Declaratory Judgment.

ITEM  2.  Unregistered  Sales  of  Equity  Securities  and  Use  of  Proceeds

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

In November 2005 Hyperdynamics issued 30,000 shares of restricted common stock to a consultant for services rendered under Hyperdynamics Employee Stock and Stock Option Plan. This was a private placement made in reliance of Section 4
(2)  of  the  Act.

In November 2005, Hyperdynamics issued 24,351 shares of common stock to directors of Hyperdynamics in consideration for services performed thereon under Hyperdynamics Employee Stock and Stock Option Plan. This was a private placement made in reliance of Section 4 (2) of the Act.

Item  6  Exhibits

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

        By:  /s/  Kent  Watts
        --------------------
        Kent  Watts,  Chairman  of  the  Board,
        Chief  Executive  Officer

Dated:  November  21,  2005