Form 10-Q/A
period 2005-09-30
HYPERDYNAMICS CORP
filed 2005-12-08
CIK 937136

United States
                       Securities and Exchange Commission
                              Washington, DC 20549

                                   FORM  10-Q
                                Amendment Number 1

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate  by  check mark whether the registrant is an accelerated (as defined in
Rule  12b-2  of  the  Exchange  Act)   YES   | |      NO  | X |

Indicate  by check mark whether the registrant is a shell company (as defined in
Rule  12b-2  of  the  Exchange  Act)   YES   |  |      NO  |X|

                      APPLICABLE  ONLY  TO  CORPORATE  ISSUERS

As of November 15, 2005, 42,222,761 shares of common stock, $0.001 par value, Were outstanding.

Transitional  Small  Business  Disclosure  Format  (check  one):  Yes [ ] No [X]



 Table of Contents



Part I     Financial Information



    Item 1     Financial Statements                                      4

      Consolidated Balance Sheet at September 30, 2005
         and June 30, 2005                                               4

      Consolidated Statements of Operations for the three
               months ended September 30, 2005                           5

      Consolidated Statements of Cash Flows for the three
               months ended September 30, 2005                           6

      Notes to Consolidated Financial Statements                         8



    Item 2     Management's Discussion and Analysis of Financial
               Condition and Results of Operations                       9



    Item 3     Quantitative and Qualitative Disclosures
               About Market Risk                                        11

    Item 4     Controls and Procedures                                  11

Part II     Other Information



    Item 1     Legal Proceedings                                        12



    Item 2     Changes in Securities                                    12



    Item 6     Exhibits                                                 12


  Signatures                                                            13


                            HYPERDYNAMICS CORPORATION
                           Consolidated Balance Sheets

                                                                              September 30,          June 30,
                                                                                 2005                  2005
                                                                              (Unaudited)
                                                                           -----------------    -----------------

ASSETS
Current Assets
  Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $        379,478     $        259,448
  Restricted certificate of deposit . . . . . . . . . . . . . . . . . . .            65,445               65,445
  Accounts receivable, net of allowance for doubtful
     accounts of $31,242. . . . . . . . . . . . . . . . . . . . . . . . .            56,376               19,635
  Inventory . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 -                3,637
  Prepaid Expenses                                                                  134,460              167,250
  Other current assets. . . . . . . . . . . . . . . . . . . . . . . . . .           54,200
                                                                           -----------------    -----------------
Total Current Assets. . . . . . . . . . . . . . . . . . . . . . . . . . .           689,959              515,415

Property and Equipment, net of accumulated
   depreciation of $351,116 and $314,171. . . . . . . . . . . . . . . . . .         566,584              599,092
Other Assets
Unproved Oil and Gas properties, using Full Cost
   Method of Accounting . . . . . . . . . . . . . . . . . . . . . . . . .         4,101,768            4,072,503
Deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            23,312               22,312
                                                                           -----------------    -----------------
Total other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . .         4,691,664            4,693,907
                                                                           -----------------    -----------------
         TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . . . . .         5,381,623            5,209,322
                                                                           =================    =================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Current portion of installment notes payable. . . . . . . . . . . . . . .  $        179,926     $        247,750
Dutchess Capital Debenture - Current Portion. . . . . . . . . . . . . . .           277,676                    -
Accounts payable and accrued expenses . . . . . . . . . . . . . . . . . .           801,192              558,314
Accounts payable seismic data . . . . . . . . . . . . . . . . . . . . . .           650,000              650,000
Customer deposits  / Deferred Gain. . . . . . . . . . . . . . . . . . . .           394,728               73,464
Dividends payable . . . . . . . . . . . . . . . . . . . . . . . . . . . .           372,398              372,398
Dividends payable to related party. . . . . . . . . . . . . . . . . . . .            54,501               27,250
                                                                           -----------------    -----------------
Total Current Liabilities . . . . . . . . . . . . . . . . . . . . . . . .         2,730,421            1,929,176

Deferred Rent . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           134,696              134,697
                                                                           -----------------    -----------------
          TOTAL LIABILITIES . . . . . . . . . . . . . . . . . . . . . . .         2,865,117            2,063,873
                                                                           -----------------    -----------------

Commitments and contingencies
Stockholders' Equity
Preferred stock, par value $0.001; 20,000,000 shares authorized
  Series A - 1,945 shares issued and outstanding. . . . . . . . . . . . .                 2                    2
  Series B - 2,725 shares issued and outstanding. . . . . . . . . . . . .                 3                    3
Common stock, $.001 par value, 250,000,000 shares authorized,
  42,168,410 shares issued and outstanding. . . . . . . . . . . . . . . .            42,168               42,168
  Additional paid-in capital. . . . . . . . . . . . . . . . . . . . . . .        23,758,028           22,915,690
  Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . . . .       (21,283,695)         (19,812,414)
                                                                           -----------------    -----------------
Total stockholders' equity. . . . . . . . . . . . . . . . . . . . . . . .         2,516,506            3,145,449
                                                                           -----------------    -----------------
          Total Liabilities and Stockholders' Equity. . . . . . . . . . .         5,381,623            5,209,322
                                                                           =================    =================



                                       HYPERDYNAMICS  CORPORATION
                                Consolidated  Statements  of  Operations
                                 3  Months  ended  September  30,  2005
                                               (Unaudited)

                                                                             Three Months Ended September 30,
                                                                           --------------------------------------
                                                                                  2005                2004
                                                                           -----------------    -----------------

Revenues. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $         87,410     $         66,156

Operating Expenses
  Cost of revenues. . . . . . . . . . . . . . . . . . . . . . . . . . . .           693,493              195,585
  Selling . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               199               27,884
  General and administration. . . . . . . . . . . . . . . . . . . . . . .           742,137              771,606
  Depreciation and amortization . . . . . . . . . . . . . . . . . . . . .            36,667               36,855
  (Gain) on sale of assets. . . . . . . . . . . . . . . . . . . . . . . .                 -
                                                                           -----------------    -----------------
Total Operating Expenses. . . . . . . . . . . . . . . . . . . . . . . . .         1,472,496            1,031,930
                                                                           -----------------    -----------------

    LOSS FROM OPERATIONS. . . . . . . . . . . . . . . . . . . . . . . . .        (1,385,086)            (965,774)

Other Income (Expense)
  Other income (expense). . . . . . . . . . . . . . . . . . . . . . . . .              (901)                   -
  Interest income . . . . . . . . . . . . . . . . . . . . . . . . . . . .               983                6,662
  Interest expense. . . . . . . . . . . . . . . . . . . . . . . . . . . .           (59,028)             (60,563)
                                                                           -----------------    -----------------
NET LOSS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (1,444,032)          (1,019,675)

Preferred dividend requirement. . . . . . . . . . . . . . . . . . . . . .           (27,250)             (46,695)
                                                                           -----------------    -----------------
Net loss chargeable to common shareholders. . . . . . . . . . . . . . . .  $     (1,471,282)    $     (1,066,370)
                                                                           =================    =================

Basic and diluted loss per common share . . . . . . . . . . . . . . . . .  $          (0.03)    $          (0.03)
Weighted average shares outstanding . . . . . . . . . . . . . . . . . . .        42,168,410           41,210,286



                              HYPERDYNAMICS  CORPORATION
                        Consolidated  Statements  of  Cash  Flows
                       3  Months  Ended  September  30,  2005
                                       (Unaudited)




                                                                             Three Months Ended September 30,
                                                                           --------------------------------------
                                                                                  2005                2004
                                                                           -----------------    -----------------
Cash flows from operating activities
  Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $     (1,444,032)    $     (1,019,675)
Adjustments to reconcile net loss to cash used by operating activities
  Depreciation and amortization. . . . . . . . . . . . . . . . . . . . .             36,667               36,854
  Options and warrants expense . . . . . . . . . . . . . . . . . . . . .                  -              390,357
  Stock issued for services
Accretion of interest and amortization of offering costs of mandatorily
  redeemable preferred stock . . . . . . . . . . . . . . . . . . . . . .                  -               57,937
  Bad debt expense . . . . . . . . . . . . . . . . . . . . . . . . . . .                  -                6,961
  Amortization of discount . . . . . . . . . . . . . . . . . . . . . . .             31,222                    -
  Changes in:
    Accounts receivable. . . . . . . . . . . . . . . . . . . . . . . . .            (36,742)             (22,009)
    Inventory. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              3,637              (23,010)
    Other current assets . . . . . . . . . . . . . . . . . . . . . . . .             24,236               48,261
    Deposits from customers. . . . . . . . . . . . . . . . . . . . . . .                  -               (5,000)
    Change in deferred rent. . . . . . . . . . . . . . . . . . . . . . .                  -                2,394
    Vested Warrants - consulting services. . . . . . . . . . . . . . . .            183,075                    -
    Accounts payable and accrued expenses. . . . . . . . . . . . . . . .            243,157               87,921
                                                                           -----------------    -----------------
Net cash used in operating activities. . . . . . . . . . . . . . . . . .           (958,780)            (439,009)
                                                                           -----------------    -----------------

Cash flows from investing activities
 Proceeds of sale on working interest common, net. . . . . . . . . . . .            616,000                    -
  Investment in unproved property. . . . . . . . . . . . . . . . . . . .           (324,000)            (321,221)
  Purchase of equipment. . . . . . . . . . . . . . . . . . . . . . . . .             (4,437)             (28,711)
Payments of deposits . . . . . . . . . . . . . . . . . . . . . . . . . .             (1,000)                 500
                                                                           -----------------    -----------------
Net cash provided by (used in) investing activities. . . . . . . . . . .            286,563             (349,432)
                                                                           -----------------    -----------------

Cash flows from financing activities
Proceeds from sale of warrants and preferred stock in subsidiary . . . .                  -                8,125

Proceeds from sale of debentures, net. . . . . . . . . . . . . . . . . .            909,925                    -
 Payments on short-term note payable . . . . . . . . . . . . . . . . . .            (73,568)                   -
  Payments on installment debt . . . . . . . . . . . . . . . . . . . . .            (44,110)             (43,344)
                                                                           -----------------    -----------------
Net cash provided by financing activities. . . . . . . . . . . . . . . .            792,247              (35,219)
                                                                           -----------------    -----------------
Net increase (decrease) in cash. . . . . . . . . . . . . . . . . . . . .            120,030             (823,660)
Cash at beginning of period. . . . . . . . . . . . . . . . . . . . . . .            259,448            3,149,441
                                                                           -----------------    -----------------
Cash at end of period. . . . . . . . . . . . . . . . . . . . . . . . . .            379,478            2,325,781
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
Accounts payable for geological and geophysical services
  provided on oil and gas properties. . . . . . . . . . .                  $                    $         99,000




                              HYPERDYNAMICS  CORPORATION
                       Consolidated  Statements  of  Cash  Flows
                3  Months  Ended  September  30,  2005  (Continued)


                                                                             Three Months Ended September 30,
                                                                           --------------------------------------
                                                                                  2005                2004
                                                                           -----------------    -----------------
Cash flows from operating activities
  Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $     (1,453,122)    $     (1,019,675)
Adjustments to reconcile net loss to cash used by operating activities
  Depreciation and amortization. . . . . . . . . . . . . . . . . . . . .             36,945               36,854
  Gain on sale of assets
  Options and warrants expense . . . . . . . . . . . . . . . . . . . . .                                 390,357
  Stock issued for services
Accretion of interest and amortization of offering costs of mandatorily
redeemable preferred stock . . . . . . . . . . . . . . . . . . . . . . .                                  57,937
Beneficial conversion feature associated with convertible notes payable to officers
  Bad debt expense . . . . . . . . . . . . . . . . . . . . . . . . . . .                                   6,961
  Changes in:
    Accounts receivable. . . . . . . . . . . . . . . . . . . . . . . . .            (36,742)             (22,009)
    Investment Receivable. . . . . . . . . . . . . . . . . . . . . . . .           (500,000)
    Inventory. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              3,637              (23,010)
    Other current assets . . . . . . . . . . . . . . . . . . . . . . . .            (54,200)              48,261
    Accrued salary payable to officers
    Deposits from customers. . . . . . . . . . . . . . . . . . . . . . .            (73,464)              (5,000)
    Change in deferred rent. . . . . . . . . . . . . . . . . . . . . . .                                   2,394
    Accounts payable and accrued expenses. . . . . . . . . . . . . . . .            227,879               87,921
                                                                           -----------------    -----------------
Net cash used in operating activities. . . . . . . . . . . . . . . . . .         (1,849,067)            (439,009)
                                                                           -----------------    -----------------

Cash flows from investing activities
  Decrease in restricted cash
  Investment in unproved property. . . . . . . . . . . . . . . . . . . .            380,464             (321,221)
  Proceeds from sale of equipment
  Purchase of equipment. . . . . . . . . . . . . . . . . . . . . . . . .             (4,437)             (28,711)
Return of deposit. . . . . . . . . . . . . . . . . . . . . . . . . . . .             (1,000)                 500
                                                                           -----------------    -----------------
Net cash provided by (used in) investing activities. . . . . . . . . . .            375,027             (349,432)
                                                                           -----------------    -----------------

Proceeds  from  sale  of  units  consisting  of  warrants  in
Hyperdynamics and preferred  stock in subsidiary, net of $14,500 offering cost 130,500 payments on installment  debt  4,591.
Proceeds  from  exercise  of  warrants. Proceeds from
Dutchess  Equities  Fund  agreement . . . . . . . . . . . . . . . . . .             936,198                8,125

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

3.  Convertible  note  payable  -  Dutchess


In August 2005, Hyperdynamics closed a private financing convertible note payable with Dutchess Private Equities Fund II, LP (Dutchess). The proceeds from the transaction were received in two tranches. The first tranche of $1,000,000 was received at closing and the second tranche of $500,000 was received upon the filing of a registration statement with the SEC. The registration statement was filed with the SEC in October 2005. Upon effectiveness of the registration statement, Dutchess may elect to receive loan payments in the form of stock at a conversion price based upon the prevailing market price of Hyperdynamics's common stock but in no event less than $1.00 per share. In conjunction with the transaction, Hyperdynamics issued a detachable warrant to Duchess to purchase 500,000 shares of common stock at $1.00 per share. The relative fair value of the warrants was $304,631. In addition, Hyperdynamics has the option to enter into another debenture with Dutchess for an additional $1,500,000 upon the effectiveness of the registration statement. The carrying value of the note at September 30, 2005 is as follows:



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

    CAUTIONARY  STATEMENT  ON  FORWARD-LOOKING  INFORMATION

The Company is including the following cautionary statement to make applicable and take advantage of the safe harbor provision of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of, the Company. This quarterly report on Form 10QSB Amendment Number 1 contains forward-looking statements. Forward-looking statements include statements concerning plans, objectives, goals, strategies, expectations, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Certain statements contained herein are forward-looking statements and, accordingly, involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitations, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectations, beliefs or projections will result or be achieved or accomplished. In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in the view of the Company, could cause actual results to differ materially from those discussed in the forward-looking statements: the ability of the Company to respond to changes in the information system environment, competition, the availability of financing, and, if available, on terms and conditions acceptable to the Company, and the availability of personnel in the future.

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

The following tables summarize certain balance sheet and income statement data about Hyperdynamics' reportable segments and corporate overhead for the three months ended September 30, 2005 and 2004:



                                            SCS         HYDR       Corporate   Total
                                            ----------  ---------  ----------  -----------
As of September 30, 2005:
  Segment assets . . . . . . . . . . . . .  $4,177,394  $634,075   $ 570,154   $5,381,623

Three months ended September 30, 2005
  Revenues from external customers . . . .          -     87,410           -       87,410
  Depreciation, depletion and amortization      6,860     24,395       5,412       36,667
  Loss from operations . . . . . . . . . .   (160,505)  (688,243)   (536,338)  (1,385,086)
  Expenditures for long-lived assets . . .     29,264    294,736       4,012      328,012

As of September 30, 2004:
  Segment assets . . . . . . . . . . . . .  3,776,707    545,118   2,642,034    6,963,859

Three months ended September 30, 2004
  Revenues from external customers . . . .        300     65,556         300       66,156
  Depreciation, depletion and amortization      8,395     23,681       4,778       36,854
  Loss from operations . . . . . . . . . .   (184,307)  (155,425)   (626,043)    (965,775)
  Expenditures for long-lived assets . . .      7,691     17,456       3,564       28,711

Product and services information
------------------------------------------
       Quarter Ended September 30,
                                                 2005       2004
                                            ----------  ---------
Revenues from:
  Seismic data management. . . . . . . . .  $       -   $      -
  Computer-related sales . . . . . . . . .          -          -
  Oilfield services. . . . . . . . . . . .          -     66,156
  Oil and gas production . . . . . . . . .     87,410
                                            ----------  ---------

Totals . . . . . . . . . . . . . . . . . .     87,410     66,156
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



Item  4.  Evaluation  of  disclosure  controls  and  procedures

Our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective. They have evaluated these controls and procedures as of the end of the fiscal quarter ended September 30, 2005. There were no changes in our internal controls that occurred during the fiscal quarter ended September 30, 2005 that materially affected or are reasonably likely to materially effect our control over financial reporting.

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

Per advice of counsel, it has been represented by the Landlord that a lease termination agreement has been signed. Under this agreement, the remaining $65,445 on the company's letter of credit as well as the $22,312 deposit is due to be refunded to the company. The agreement eliminates any further obligation of Hyperdynamics to the Landlord beyond December 2005 rental payment and we have agreed to move within 60 days. Both parties agreed to dismiss the lawsuit.

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

(signed) ____________________________
        By:  /s/  Kent  Watts
        Kent  Watts,  Chairman  of  the  Board,
        Chief  Executive  Officer

Dated:  December 8, 2005