Form 10-Q
period 2005-12-31
HYPERDYNAMICS CORP
filed 2006-02-21
CIK 937136

United  States
                       Securities  and  Exchange  Commission
                              Washington,  DC  20549

                                   FORM  10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934: For the quarterly period ended: December 31, 2005

                                       or
[  ] Transition  report  pursuant  to  Section  13  or  15(d) of the Securities
     Exchange  Act  of 1934: For the transition period from _______ to _________

                     Commission  file  number:      001-32490

                           HYPERDYNAMICS CORPORATION
             (Exact name of registrant as specified in its charter)

           Delaware                                               87-0400335
(State  or  other  jurisdiction                                (IRS  Employer
of incorporation or organization)                            Identification No.)

                           One Sugar Creek Blvd., #125
                             Sugar Land, Texas 77478

          (Address  of  principal  executive  offices,  including  zip  code)

                                  713-353-9400
           (registrant's  principal  executive  office  telephone  number)

                           9700 Bissonnet, Suite 1700
                              Houston, Texas 77036
                                (former address)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large  Accelerated  Filer   | |
Accelerated  Filer          | |
Non-Accelerated  Filer      |X|

Indicate  by check mark whether the registrant is a shell company (as defined in
Rule  12b-2  of  the  Exchange  Act)   YES   | |      NO  |X|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of February 10, 2006, 43,424,577 shares of common stock, $0.001 par value, were outstanding.

Transitional  Small  Business  Disclosure  Format  (check  one):  Yes [ ] No [X]

                               Table of Contents


                          Part I Financial Information

    Item 1     Financial Statements                                      3

      Consolidated Balance Sheets at December 31, 2005
         and June 30, 2005 (Unaudited)                                   3

      Consolidated Statements of Operations for the three
         and six months ended December 31, 2005 and 2004 (Unaudited)     4

      Consolidated Statements of Cash Flows for the six
         months ended December 31, 2005 and 2004 (Unaudited)             5

      Notes to Consolidated Financial Statements                         6


    Item 2     Management's Discussion and Analysis of Financial
               Condition and Results of Operations                       8


    Item 3     Quantitative and Qualitative Disclosures
               About Market Risk                                        14


    Item 4     Controls and Procedures                                  14

                           Part II Other Information

    Item 2     Unregistered Sales of Equity Securities
                 and Use of Proceeds                                    14

    Item 6     Exhibits                                                 14

  Signatures                                                            15


Part I     Financial Information
    Item 1     Financial Statements


                           HYPERDYNAMICS CORPORATION
                          Consolidated Balance Sheets
                                                                          December 31,      June 30,
                                                                               2005           2005
                                                                          -------------  -------------
                                                                           (Unaudited)
ASSETS
Current Assets
    Cash                                                                  $    399,049   $    259,448
    Restricted certificate of deposit                                                -         65,445
    Accounts receivable, net of allowance for doubtful accounts
    of $31,242 for both periods                                                 13,426         19,635
    Inventory                                                                        -          3,637
    Prepaid Expenses                                                            99,427        167,250
                                                                          -------------  -------------

Total Current Assets                                                           511,902        515,415

Property and equipment, net of accumulated depreciation of $400,313
and $314,171                                                                   545,431        599,092
Other assets
Unproved oil and gas properties, using full cost method of accounting        4,145,980      4,072,503
Deposits                                                                         2,680         22,312
                                                                          -------------  -------------
Total other assets                                                           4,694,091      4,693,907
                                                                          -------------  -------------
    TOTAL ASSETS                                                             5,205,993      5,209,322
                                                                          =============  =============


LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Current portion of installment notes payable                              $     96,079   $    247,750
Current portion of convertible notes
   payable, net of discount of $1,016,284                                      390,863              -
Accounts payable and accrued expenses                                          810,699        558,314
Accounts payable seismic data                                                  650,000        650,000
Deferred gain                                                                  463,012         73,464
Dividends payable                                                              372,398        372,398
Dividends payable to related party                                              81,751         27,250
                                                                          -------------  -------------

Total Current Liabilities                                                    2,864,802      1,929,176

Long term portion of
 convertible notes payable, net of discount of $546,136                              -              -
Deferred rent                                                                        -        134,697
                                                                          -------------  -------------

     TOTAL LIABILITIES                                                       2,864,802      2,063,873
                                                                          -------------  -------------

Commitments and contingencies
Stockholders' equity
Preferred stock, par value $0.001; 20,000,000 shares authorized
    Series A - 1,945 shares issued and outstanding                                   2              2
    Series B - 2,725 shares issued and outstanding                                   3              3
Common stock, $.001 par value, 250,000,000 shares authorized,
    42,409,761 and 42,168,410 shares issued and outstanding, respectively       42,410         42,168
    Additional paid-in capital                                              25,085,081     22,915,690
    Accumulated deficit                                                    (22,786,305)   (19,812,414)
                                                                          -------------  -------------

Total stockholders' equity                                                   2,341,191      3,145,449
                                                                          =============  =============

    Total Liabilities and Stockholders' Equity                               5,205,993      5,209,322
                                                                          =============  =============


                           HYPERDYNAMICS CORPORATION
                      Consolidated Statements of Operations
                     Three and Six Months Ended December 31, 2005 and 2004
                                  (Unaudited)

                                                  Three Months Ended December 31, Six Months Ended December 31,
                                                         2005           2004           2005           2004
                                                    -------------  -------------  -------------  -------------
Revenues                                                107,408         54,535        194,818        120,691

Operating Expenses
  Cost of revenues                                      579,914        220,593      1,273,407        416,178
  Selling                                                     -          9,467            199         37,350
  General and administration                            864,771      1,056,827      1,606,008      1,828,435
  Depreciation and amortization                          35,475         19,370         72,142         56,225
                                                   -------------  -------------  -------------  -------------

Total Operating Expenses                              1,480,160      1,306,257      2,951,756      2,338,188
                                                   -------------  -------------  -------------  -------------

    LOSS FROM OPERATIONS                             (1,372,752)    (1,251,722)    (2,756,938)    (2,217,497)

Other Income (Expense)
  Interest income                                         1,467          6,120          2,450         12,782
  Interest expense                                     (105,876)      (230,593)      (164,904)      (291,156)
                                                   -------------  -------------  -------------  -------------

NET LOSS                                             (1,477,161)    (1,476,195)    (2,919,392)    (2,495,871)
Preferred dividend requirement                          (27,250)       (27,250)       (54,500)       (73,945)
                                                   -------------  -------------  -------------  -------------

Net loss chargeable to common shareholders           (1,504,411)    (1,503,445)    (2,973,892)    (2,569,816)
                                                   =============  =============  =============  =============

Basic and diluted loss per common share                   (0.04)         (0.04)         (0.07)         (0.06)
Weighted average shares outstanding                  42,212,977     41,445,703     42,190,694     41,327,995


                           HYPERDYNAMICS CORPORATION
                     Consolidated Statements of Cash Flows
                        Six Months Ended December 31, 2005 and 2004

                                                                                    Six Months
                                                                               Ended December 31,
                                                                               2005           2004
                                                                          -------------  -------------
Cash flows from operating activities
  Net loss                                                                  (2,919,392)    (2,495,871)
Adjustments to reconcile net loss to cash used by operating activities
  Depreciation and amortization                                                 72,142         56,225
  Options and warrants expense                                                 576,873         19,412
  Stock issued for services                                                     55,900        965,119
  Deferred rent                                                               (134,696)         4,788
  Loss on retirement of mandatorily redeemable preferred stock                       -         76,847
  Accretion of interest and amortization of offering costs of mandatorily
     redeemable preferred stock                                                      -        209,250
  Bad debt expense                                                                   -          3,694
  Amortization of discount                                                      51,917              -
  Changes in:
    Accounts receivable                                                          6,209        (19,564)
    Inventory                                                                    3,637        (42,464)
    Other current assets                                                        67,822         71,172
    Deposits from customers                                                          -         (3,264)
    Accounts payable and accrued expenses                                      247,176        123,720
                                                                          -------------  -------------
Net cash used in operating activities                                       (1,972,412)    (1,030,936)
                                                                          -------------  -------------

Cash flows from investing activities
  Decrease in restricted cash                                                   65,445        129,750
  Investment in unproved property                                             (343,730)      (560,359)
  Purchase of equipment                                                        (32,480)      (105,879)
  Proceeds from disposal of assets                                                   -          8,600
  Refunds of deposits                                                           19,632            500
                                                                          -------------  -------------

Net cash provided by (used in) investing activities                           (291,133)      (527,388)
                                                                          -------------  -------------

Cash flows from financing activities
  Proceeds from sale of common stock and warrants,
      net of $0 and $0 offering cost, respectively                              25,000        148,127
  Proceeds from installment notes payable                                       49,858          7,201
  Proceeds from convertible notes payable, net                               1,980,872              -
  Proceeds of sale on working interest, net                                    726,000              -
  Payments on convertible notes payable                                       (186,717)             -
  Payments on installment debt                                                (191,867)       (91,184)

                                                                          -------------  -------------
Net cash provided by financing activities                                    2,403,146         64,144
                                                                          -------------  -------------

Net increase (decrease) in cash                                                139,601     (1,494,180)
Cash at beginning of period                                                    259,448      3,149,441
                                                                          -------------  -------------

Cash at end of period                                                          399,049      1,655,261
                                                                          =============  =============

Supplemental Information:
                                                                          Six Months Ended December 31,
                                                                          ----------------------------
                                                                               2005           2004
                                                                          -------------  -------------
Cash paid for interest                                                    $    108,963   $          -

Cash paid for income taxes                                                $          -   $          -

Non-cash transactions
Geological and geophysical work performed on unproved oil
 and gas properties paid with equity-based compensation                   $     52,200   $    237,988
Series B preferred shareholder quarterly dividends                              54,500         73,945
Discount related to convertible debt                                         1,614,337              -
Common stock issued to retire mandatorily redeemable preferred stock
 in subsidiary                                                                       -        684,426

                            HYPERDYNAMICS  CORPORATION
                          NOTES TO CONSOLIDATED FINANCIAL  STATEMENTS
                                   (Unaudited)

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


2.   Installment Notes  Payable

     Hyperdynamics' installment notes payable are related to insurance financing. The insurance financing provides for our general and professional liability , D&O insurance, workers compensation insurance, property & equipment and auto insurance.

3.   Convertible Notes payable

Convertible  Note  Payable

     In August 2005, Hyperdynamics closed a private financing convertible note payable with Dutchess Private Equities Fund II, LP (Dutchess). The proceeds from the transaction were received in two tranches. The first tranche of $1,000,000 was received at closing and the second tranche of $500,000 was received upon the filing of a registration statement with the SEC. The registration statement was filed with the SEC in October 2005.
     Upon effectiveness of the registration statement, Dutchess may elect to receive loan payments in the form of stock at a conversion price based upon the prevailing market price of Hyperdynamics's common stock but in no event less than $1.00 per share. In conjunction with the transaction, Hyperdynamics issued a detachable warrant to Duchess to purchase 500,000 shares of common stock at $1.00 per share. The relative fair value of the warrants was $304,631 and the intrinsic value of the conversion feature of the two tranches was $354,631. Effective February 9, 2006, Hyperdynamics has the option to enter into another debenture with Dutchess for an additional $1,500,000.

Short  Term  Note  Payable

     In December 2005, Hyperdynamics issued 127,000 shares of stock with a market value of $240,030 and a non-interest bearing note to Dutchess in exchange for $640,000. Upon effectiveness of the aforementioned registration statement, Dutchess may elect to receive loan payments in the form of stock at a conversion price based upon the prevailing market price of Hyperdynamics's common stock.


The carrying value of the notes at
December 31, 2005 is as follows:

Face value of notes payable                   $2,140,000
Less: discount related to warrants              (304,631)
      discount related to conversion feature  (1,219,631)
      discount related to financing costs        (90,075)
      principal payments                        (186,717)
Add:  amortization of discount                    51,917
                                              -----------
Carrying value of notes at December 31, 2005  $  390,863
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

The  following  tables summarize certain balance sheet and income statement data about  Hyperdynamics'  reportable  segments and corporate overhead for the three and six months ended  December 31,  2005  and  2004:
                                                                               SCS            HYDR        Corporate        Total
                                                                          -------------  -------------  -------------  -------------
 As of December 31, 2005:
    Segment assets                                                        $  4,212,746   $    596,375   $    396,872   $  5,205,993

Six months ended December 31, 2005
    Revenues from external customers                                                 -        194,818              -        194,818
    Depreciation, depletion and amortization                                    13,720         49,410          9,012         72,142
    Loss from operations                                                      (336,129)    (1,194,961)    (1,225,848)    (2,756,938)
    Expenditures for long-lived assets                                          73,477        350,497          4,436        428,410
Three months ended December 31, 2005
    Revenues from external customers                                                 -        107,408              -        107,408
    Depreciation, depletion and amortization                                     6,860         25,015          3,600         35,475
    Loss from operations                                                      (175,624)      (507,617)      (689,511)    (1,372,752)
    Expenditures for long-lived assets                                          44,213         55,761            424        100,398

As of December 31, 2004:
    Segment assets                                                           3,947,182        764,383      1,753,817      6,465,382

Six months ended December 31, 2004
    Revenues from external customers                                             3,140        117,251            300        120,691
    Depreciation, depletion and amortization                                    14,028         32,974          9,223         56,225
    Loss from operations                                                      (317,514)      (422,314)    (1,477,669)    (2,217,497)
    Expenditures for long-lived assets                                         712,388        184,650          3,564        900,602
Three months ended December 31, 2004
    Revenues from external customers                                             2,840         51,695              0         54,535
    Depreciation, depletion and amortization                                     5,632          9,293          4,445         19,370
    Loss from operations                                                      (133,207)      (266,889)      (851,626)    (1,251,722)
    Expenditures for long-lived assets                                         704,697        167,194              0        871,891

Product and services information
--------------------------------

                                                                           Quarter Ended December 31,  Six Months Ended December 31,
                                                                               2005           2004           2005           2004
                                                                          -------------  -------------  -------------  -------------
Revenues from:
     Seismic data management                                              $          -   $      2,840   $          -   $      3,140
     Computer-related sales                                                          -              -                           300
     Oilfield services                                                               -         51,695                       117,251
     Oil and gas production                                                    107,408              -        194,818
                                                                          -------------  -------------  -------------  -------------
Totals                                                                    $    107,408   $     54,535   $    194,818   $    120,691
                                                                          =============  =============  =============  =============

     CAUTIONARY  STATEMENT  ON  FORWARD-LOOKING INFORMATION

     We are including the following cautionary statement to make applicable and take advantage of the safe harbor provision of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by us, or on our behalf. This prospectus contains forward-looking statements. Forward-looking statements include statements concerning plans, objectives, goals, strategies, expectations, future events or performance and underlying assumptions and other statements, which are other than statements of historical facts. Certain statements contained herein are forward-looking statements and, accordingly, involve risks and uncertainties, which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. Our expectations, beliefs and projections are expressed in good faith and we believe them to have a reasonable basis, including without limitations, management's examination of historical operating trends, data contained in our records and other data available from third parties, but there can be no assurance that management's expectations, beliefs or projections will result or be achieved or accomplished. In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in our view, could cause actual results to differ materially from those discussed in the forward-looking statements: our ability to respond to changes in the information system environment, competition, the availability of financing, if available, on terms and conditions acceptable to us, and the availability of personnel in the future. We have no obligations to update or revise these forward-looking statements to reflect future events.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Hyperdynamics has two reportable segments: Our operations in Guinea and our Louisiana operations ("HYDR"). SCS is engaged in oil and gas exploration activities pertaining to offshore Guinea, West Africa. Additionally, it provides seismic data transcription and management services to support its activities and to external customers. The seismic data work is performed in the USA. HYDR is engaged in oil and gas exploration and production activities in Louisiana, USA. HYDR also provides some oilfield services to external customers.

     During the quarter ended December 31, 2005, we continued the work we started in August of 2005. We maintained our intense focus to rectify our issues with the Republic of Guinea, West Africa so that we could continue our plans to drill exploration wells offshore Guinea, make discoveries, and begin major production operations. During the quarter, based on months of effort by our Chief Executive and our Vice President for Guinea Affairs, including trips to Guinea, numerous meetings with government officials, and consistent in-country efforts of our new subsidiary, SCS Guinea SARL, the government of Guinea began to communicate with us on a very positive basis. The Guinea government explained to us that they want to continue working with us and they desired to develop an open and transparent business relationship going forward. This resulted next in an invitation from the Prime Minister for our Chief Executive, Kent Watts to join our VP of Guinea Affairs, Mr. Famourou Kourouma and hold a series of meetings held in January 2006. The two executives met with the Head of State, President Lansana Cont . During our meeting with him, he arranged for an immediate meeting with the Minister of the Mines and of the Geology, Minister Ahmed Tidiane Souar . The President further stated that we were his guests there in Guinea and he wanted action taken on our case. The two executives had several meetings with Minister Souar . We explained that we could continue our work under the 2002 Production and Sharing Agreement. It was suggested and we agreed that a better approach would be to execute a new 2006 Production Sharing Agreement, so we began working on it while, at the same time, we maintained the assertion of our rights under the 2002 Agreement. Based on the Minister's desires to move forward we brought our Executive Vice President, Harry Briers and Robert Bearnth, the Vice President and Chief Geologist for SCS Corporation to Guinea for a technical review. Dr. Bangoura and Mr. Diallo headed up the technical team for the government and we had two lengthy meetings with them, updating them on our work since we began in 2002. It was discovered that Mr. Diallo had been on the platform of the offshore well drilled in 1977. We had plenty of discussion surrounding our evaluation of the well logs from that well and explained the significance of it to our work. In short, the technical team gave us a very positive review. We continue to work to finalize a new agreement. In the meantime, we have met with the US Ambassador to Guinea, Jackson McDonald and have brought him up to date on our work and meetings with the government. He expressed a strong willingness to help us succeed in Guinea.

     During the quarter HYDR also completed an installation of its gas gathering system on its Norris and Kelly leases located in Jena, Louisiana. There have been numerous unanticipated problems in putting our production on line and we are currently still working on connecting our wells, separating the oil from the gas, and getting to a point where we can maintain a steady flow of production. Based on the problems we have incurred, the President, Sam Spears, Jr. resigned and we readily accepted his resignation. We have been working to rectify all production issues since. Mr. Jeremy Driver has taken over as the President for HYD Resources Corporation. In December, the company completed its payments for its operations center in Jena and has received the title to the property. Mr. Driver has been very active in reducing operational costs with a primary focus towards maximizing production from the producing properties we currently have. Once we get to the point of determining the optimum production levels from our production facilities installed, we will then reevaluate our drilling programs going forward in light of our need to hire new professionals. We anticipate the search and hiring of a professional drilling and production manager to continue our growth of production from low volume, low cost wells in proven zones.

     Hyperdynamics evaluates performance based on profit or loss from operations. The reportable segments are managed by separate management teams who are evaluated based on their segment's performance.

     During the quarter we realized increasing oil production revenues of $107,408 for the quarter ended December 2005 with $0 service revenue compared to $0 oil production revenue for the quarter ended December 2004 and $54,535 in service revenue. Thus, revenues are not directly comparable as the focus of the company over the last year has shifted towards building production revenue and away from service revenue. The increase in cost of revenue for December 2005 is primarily attributed to an increase in cost of maintaining and repairing our production facilities in preparation for bringing newly anticipated oil and natural gas production online. Cost of revenues increased to $579,914 for the three months ended December 2005 compared to $220,593 for December 2004. This was an increase of $359,321 or 163%. General and administrative expenses were $864,771 during the three months ended December 31, 2005, a decrease of $192,056 from $1,056,827 recorded in the three months ended December 31, 2004. The decrease is primarily due to the settlement of a dispute with our former landlord which resulted in a reduction in deferred rent and a corresponding reduction in rent expense of $128,000 and a payroll tax refund of approximately $46,000.

                                                                               SCS            HYDR        Corporate        Total
                                                                          -------------  -------------  -------------  -------------
 As of December 31, 2005:
    Segment assets                                                        $  4,212,746   $    596,375   $    396,872   $  5,205,993

Six months ended December 31, 2005
    Revenues from external customers                                                 -        194,818              -        194,818
    Depreciation, depletion and amortization                                    13,720         49,410          9,012         72,142
    Loss from operations                                                      (336,129)    (1,194,960)    (1,225,848)    (2,756,937)
    Expenditures for long-lived assets                                          73,477        350,497          4,436        428,410
Three months ended December 31, 2005
    Revenues from external customers                                                 -        107,408              -        107,408
    Depreciation, depletion and amortization                                     6,860         25,015          3,600         35,475
    Loss from operations                                                      (175,624)      (507,617)      (689,511)    (1,372,752)
    Expenditures for long-lived assets                                          44,213         55,761            424        100,398

As of December 31, 2004:
    Segment assets                                                           3,947,182        764,383      1,753,817      6,465,382

Six months ended December 31, 2004
    Revenues from external customers                                             3,140        117,251            300        120,691
    Depreciation, depletion and amortization                                    14,027         32,974          9,223         56,224
    Loss from operations                                                      (317,514)      (422,314)    (1,477,669)    (2,217,497)
    Expenditures for long-lived assets                                         712,388        184,650         3,564         900,602
Three months ended December 31, 2004
    Revenues from external customers                                             2,840         51,695              0         54,535
    Depreciation, depletion and amortization                                     5,632          9,293          4,445         19,370
    Loss from operations                                                      (133,207)      (266,889)      (851,626)    (1,251,722)
    Expenditures for long-lived assets                                         704,697        167,194              0        871,891

Product and services information
--------------------------------

                                                                           Quarter Ended December 31,  Six Months Ended December 31,
                                                                               2005           2004          2005           2004
                                                                          -------------  -------------  -------------  -------------
Revenues from:
     Seismic data management                                              $          -   $      2,840   $          -   $      3,140
     Computer-related sales                                                          -              -                           300
     Oilfield services                                                               -         51,695                       117,251
     Oil and gas production                                                    107,408              -        194,818
                                                                          -------------  -------------  -------------  -------------
Totals                                                                    $    107,408   $     54,535   $    194,818   $    120,691
                                                                          =============  =============  =============  =============

Geographical  Information
------------------------

     All revenues are currently derived from domestic sources. All long-lived assets are located in the USA, except for our oil and gas exploration and exploitation rights, which are located offshore Guinea, West Africa.

Louisiana  Operations  ("HYDR")

     Revenue for the three months ended December 31, 2005 and 2004 was $107,408 and $51,695, respectively, which includes $107,408 from oil production in 2005 and $51,695 of oilfield service revenue in 2004.

     Our depreciation and amortization for the three months ended December 2005 and December 2004 was $25,015 and $9,293, respectively.

     Our loss from operations for the three months ended December 31, 2005 from this segment was ($507,617) in comparison to ($266,889) in December 2004. The decrease is primarily due to increased maintenance and repairs costs, tools and equipment cost, as well as an increase in payroll expenses.

     Our expenditure for long lived assets in the three months ended December 2005 was $55,761 compared to $ 167,194 in December 2004. The decrease is due to less capital improvements on gas production facilities and our gas gathering system.

Guinea  and  Seismic  Data  Management  ("SCS")

     We had revenues of $0 and $2,840 from this segment during the three months ended December 31, 2005 and 2004, respectively. The lack of revenues is attributable to the amount of internal seismic data processing work during these two periods: we have focused on the acquisition of seismic data for our concession in Guinea.

     We have processed a portion of some data that we have the right to market in order to provide samples of the data to our prospects. When we sell the right to use this data, we will receive a fee and we will also be compensated for processing the data that we sell.

     Our depreciation and amortization was $6,860 and $5,632 for the three months ended December 31, 2005 and 2004, respectively.

     Based on the factors discussed above, our loss from operations for the three months ended December 2005 from this segment was ($175,624) and ($133,207) at the end of 2004.

     Expenditures for long lived assets were $44,213 and $704,697 for the three months ended December 2005 and December 2004, respectively. The decrease is primarily due to reduction in consulting services.

Corporate  Overhead

     Revenue was $0 for the three months ended December 31, 2005 and 2004, respectively. We do not actively pursue revenues in this segment.

     Our depreciation and amortization expense was comparable at $3,600 and $4,445 for the three months ended December 31, 2005 and 2004, respectively.


     The loss from operations attributable to corporate overhead was ($689,511) and ($851,626) for the three months ended December 31, 2005 and 2004, respectively.

     Our expenditures for long lived assets was comparable at $424 and $0 for the three months ended in December 31, 2005 and 2004, respectively.

Other  Items

Selling,  General  and  Administrative.
---------------------------------------
     Our selling, general and administrative expenses decreased $192,056 or 18% in December 2005. selling, general and administrative expenses were $864,771 and $1,056,827 for the three months ended December 31, 2005 and December 31, 2004, respectively. The decrease is due to the settlement of a dispute with our former landlord which resulted in a reduction in deferred rent and a corresponding reduction in rent expense of $128,000 and a payroll tax refund of approximately $46,000.

Interest Expense.
-----------------

     Interest expense decreased by $124,717 or 54% in December 2005. The expense was $105,876 and $230,593 for the three months ended December 31, 2005 and December 31, 2004, respectively.

Net  Loss.
----------

     Based on the factors discussed for each segment, the Net Loss chargeable to common shareholders is comparable at ($1,504,411) or ($0.04) for the three months ended December 31, 2005 and $(1,503,445), or $(0.04) per share in December 2004. The net loss chargeable to common shareholders includes a provision for preferred stock dividends of $27,250 for both three months ended December 2004 and 2005. The negative results are due to the factors discussed above.

     Our ratio of current assets to current liabilities (current ratio) was 0.14 to 1 at December 31, 2005 and 0.93 to 1 at December 31, 2004. A deeper analysis of the current ratio reveals several current obligations that reduce the current ratio but for which there is no requirement to use cash to satisfy them or for which the payment is deferred until we receive cash inflows sufficient to pay the obligation. These items include Deferred gain, Accounts payable Seismic Data, Dividends payable, and Dividends payable to related party. While the company continues to work toward generating positive cash flow from domestic operations altogether, including corporate overhead, it is expecting to report positive cash flow from its HYDR operations very soon.

     Our financing activities and strategy over the last several months have put us in very good condition to meet and exceed minimum requirements for exploration offshore in West Africa. As explained below, we are now prepared to perform on our most valuable asset offshore Guinea. As discussed hereunder we expect our liquidity ratios to improve directly from our equity financing and with the success of putting our drilling operations back online in Guinea, we expect to have plenty of financial partnering opportunities that will allow us to far exceed minimum exploration and drilling requirements. This will allow us to drill more wells faster in quality locations. The more we drill in quality locations, the more chances we have to realize a viable commercial discovery for Guinea and for us. Once we receive our drilling permits as expected, we will be able to implement our additional strategy to bring on working interest partners to share in the risk on some of our more expensive wells to be drilled sooner rather than later.

     Currently, in anticipation of receiving our permits to drill in Guinea, we are prepared and our financing is in place to drill at least one well offshore Guinea. Partners that have contacted us with verbal indications of interest could provide the ability for us to drill many more wells and at a very fast pace.

     During the quarter the company continued to process its filing and responded to comments for its S-1 registration pursuant to a financing transaction that we entered into in August 2005. In August 2005, we closed a private financing transaction with Dutchess Private Equities Fund II, LP. The financing included a subscription for a $1,500,000, two (2) year debenture that was funded $1,000,000 upon closing and $500,000 upon the filing of a registration statement. Now with the registration statement effective, Dutchess may elect to convert the payments coming due on the debenture at a stock price determined as the fixed floor conversion price of $1 per share adjusted down to $.90 per share as a result of a penalty.

     To help the company bridge its need for capital, while waiting on the process of its registration to complete, in December 2005, the Company borrowed $640,000 from Dutchess as a short term loan. Additionally during the quarter and subsequent to the quarter, as it has been able to do in past periods, funds have been raised by the exercise of outstanding warrants and options by various shareholders. More details of these funds can be found below in ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

     After responding to a series of comments on the initial filing of the company's S-1 filing, it became necessary in order to be compliant with certain rules for the company to withdraw its S-1 filed in November and re-file it on January 12, 2006, with amended financing contracts that comply more clearly with the rules of such financings. Once SEC comments were received the company immediately responded and filed yet another S-1/A on February 6, 2006. The company was then notified that the SEC had no more comments and the registration statement became effective on February 9, 2006. This puts critical financing in place necessary for the company to meet its business objectives with regard to oil and gas exploration and to help it better manage its liquidity and improve its financial position.

     As part of the S-1 that became effective on February 9, 2006, we have an investment agreement in place and have a commitment from Dutchess to fund up to $20,000,000 in equity at 95% of the market price of our common stock. The puts against the equity line are made at the company's discretion. The agreement limits the number of shares to be registered and to be used for the equity line under the financing agreement to 6,400,000 shares. Coupled with the 2,000,000 shares registered for conversion of the aforementioned debenture and associated warrant, this limits the entire stock issuance to a total of 8,400,000 shares unless a shareholder vote is held to approve more shares. This insures that the number of shares to be issued will not exceed 20% of the outstanding common stock as is required by the rules of the American Stock Exchange. The amount ultimately raised by the financing will be determined by the stock price and trading volumes at each point in time the equity line is used. Additionally, management believes that the better the company performs, the easier it will be for the company to access this capital and at the same time minimize any share issuance.

     During February 2006, investors exercised warrants to purchase restricted shares of common stock for gross proceeds of approximately $400,000. On February 9, 2005, Dutchess exercised a warrant to purchase 500,000 shares of common stock for gross proceeds of $450,000. As a result, the company's liquidity and cash position is increasingly positive and with its financing in place we are ready to continue to perform the work required of us.

     At this point it is our understanding that we will be operating under a new agreement with Guinea. Such agreement will dictate requirements for capital which we believe we will be able to easily meet. Should the Guinea government change its mind and want us to proceed under the 2002 PSA, we are prepared to ramp back up under the 2nd exploration phase under that agreement and after an adjustment to required time frames due to delays associated with a case for Force Majure under that contract, we will expect that we will be able to meet the obligation of the second exploration phase estimated to be approximately $10,000,000 to drill one exploration well.

     So, with our financing established, management is highly confident in our ability to proceed and perform under either scenario. Also, under the old agreement, the second exploration period expires sometime during the later part of this decade depending on initial periods and extension provisions. Although we have several years to complete this work, we wish to initiate a drilling program as soon as possible. Thus, we are considering all of our options or any combination of these options to: a) increase revenues from operations; b) raise additional capital to support at least the minimum required drilling program; c) negotiate one or more transactions with oil company partners who share in the required work and financing risk; and d) negotiate work program related deals with oil industry vendors such as seismic acquisition companies. We believe that our ability to manage and affect one or more of these options will determine our significant current ratio and financial position in the future.

     Our cash from operations was a deficit this last year based on our asset appreciation based plan. We have taken overhead reduction steps to minimize non productive expenditures. We are spending the bulk of the capital raised directly or indirectly on enhancing the value of our offshore oil and gas concession. These expenditures, however, do not improve cash flow from operations. In order to improve our operating cash flow situation for future periods, management has budgeted certain amounts of capital and has started to build up our production revenues for HYDR.

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

     Because of the geological features of this lease and our oil production to date, we considered HYDR's production plans as an attractive prospect for oil and gas investors. Therefore, we made the decision in April of 2005 to begin selling working interest units in our Norris and Kelly leases. We sold a total of 35% of our working interest. Recently, management decided to make an offer to the non-operator working interest owners to buy back their working interest for stock. We were willing to take the risk on the production coming in later than not at all and so we offered to buy back all of the working interest we sold by issuing stock. If the working interest non-operators agree on the buy-back, this should enhance our production revenues and cash position at some time in the future as well.

     Thus, management believes that we have a very good vehicle in place now to timely raise additional capital as needed. This capital will continue to substantially enhance our asset value in our oil and gas concession. This will yield greatly enhanced shareholder value, and make additional capital easier to come by at ever increasing stock prices.

     We have a contingent $350,000 note payable that is payable with 25% of the profits of SCS Corporation. We have the right to pay this note off using common stock.

     Additionally, in conjunction with our purchase of HYD, we entered into three notes payable to two individuals totaling $856,000. The notes are to be paid quarterly over the five years ended June 30, 2009. Payments will be due only if HYD has net income according to accounting principles generally accepted in the United States of America. Payment amount will be 25% of the net income for the period, unless there was a net loss in previous period(s). If there is a net loss, subsequent net income must completely offset the losses before any amounts are due. After the loss is offset, payment of 25% of the remaining net income will be due.

     In January 2006 we entered into a new lease for office space with a term of five years. The new lease will become effective upon the completion of tenant improvements specified in the lease agreement. This lease will cost us approximately $16,000 per month less in rent and approximately another $5,000 less in electricity. Currently we are in temporary space that is being provided by our landlord at no cost to the Company while our new space is being readied for occupancy. Once the new lease begins, the base monthly rent is $0 for months 1-6, and we have paid three months of rent in advance so once we move into the new space we will not be required to pay rent for nine months. We have put up a $75,000 Letter of Credit to secure our build-out costs. We will get this money back after 18 months.


Off-Balance  Sheet  Arrangements

    We have a contractual arrangement and now a lawsuit against USOil Corporation. The original agreements provide for us to pay USOil $1,600,000 if SCS obtains third party financing for the Guinea development project. Also USOil will receive a 3% royalty if oil and gas is produced on this project and depending on the outcome of our legal claims against them. We also have a contingent $350,000 note payable that is only payable with 25% of the profits of SCS Corporation. We have the right to pay this note off using common stock. In conjunction with our purchase of HYD Resources Corporation in April 2004, we have three contingent obligations to pay $856,000. These obligations are payable over the five years ending in April 2009 and they are payable only in the event that HYD Resources is profitable and has paid back all of its accumulated losses first. The determination of net income will be made quarterly and the pay down of the obligations is 25% of the net income per quarter. We do not plan on using significant debt financing except for the possibility of financing income-producing assets in the future.

Item  3.     Quantitative  and  Qualitative  Disclosures  About  Market  Risk

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


Item  4.  Controls  and  Procedures

     Our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective. They have evaluated these controls and procedures as of the end of the fiscal quarter ended December 31, 2005. There were no changes in our internal controls that occurred during the fiscal quarter ended December 31, 2005 that materially affected or are reasonably likely to materially effect our control over financial reporting.

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

In February 2006, Hyperdynamics issued 555,000 shares of restricted common stock to various individuals who have exercise their options. We received an aggregate of $277,500 in exercise proceeds. This was a private placement made in reliance of Section 4 (2) of the Act.

In February 2006 Hyperdynamics issued 30,000 shares of common stock to a consultant for services rendered under Hyperdynamics Employee Stock and Stock Option Plan. This was a private placement made in reliance of Section 4
(2)       of  the  Act.

In December 2005 Hyperdynamics issued 127,000 shares of restricted common stock to Dutchess Private Equities Fund, II L.P. as part of the financing cost on the Dutchess Note 12/08/05. The financing cost is valued at $240,030. This was a private placement made in reliance of Section 4 (2) of the Act.

In November 2005, Hyperdynamics issued 24,351 shares of restricted common stock to the directors for services performed. The cost is valued at $42,000. This was a private placement made in reliance of Section 4 (2) of the Act.

In November 2005, Hyperdynamics issued 30,000 shares of restricted common stock to a consultant for services rendered. The cost is valued at $52,200. This was a private placement made in reliance of Section 4 (2)of the Act.

Item  6  Exhibits

Exhibit
 Number                             Description
--------  ----------------------------------------------------------------------
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

(signed)By:  /s/  Kent  Watts
             ----------------
             Kent  Watts,  Chairman  of  the  Board,
             Chief  Executive  Officer

Dated:  February  21,  2006


(signed)
        By:  /s/  Steven  M.  Plumb
             ----------------------
             Steven  Plumb,
             Chief  Financial  Officer

Dated:  February  21,  2006