Form 10-Q
period 2006-03-31
HYPERDYNAMICS CORP
filed 2006-05-22
CIK 937136

United  States
                       Securities  and  Exchange  Commission
                              Washington,  DC  20549

                                   FORM  10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934: For the quarterly period ended: March 31, 2006

                                       or
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934: For the transition period from _______ to _________

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

                      APPLICABLE  ONLY  TO  CORPORATE  ISSUERS

As of May 12, 2006, 46,008,727 shares of common stock, $0.001 par value, were outstanding.

Transitional  Small  Business  Disclosure  Format  (check  one):  Yes [ ] No [X]

                               Table  of  Contents

                          Part  I  Financial  Information

    Item 1     Financial Statements                                      3

      Unaudited Consolidated Balance Sheets at March 31, 2006
         and June 30, 2005                                               3

      Unaudited Consolidated Statements of Operations for the three
         and nine months ended March 31, 2006 and 2005                   4

      Unaudited Consolidated Statements of Cash Flows for the nine
         months ended March 31, 2005 and 2004                            5

      Unaudited Notes to Consolidated Financial Statements               6

    Item 2     Management's Discussion and Analysis of Financial
               Condition and Results of Operations                       8

    Item 3     Quantitative and Qualitative Disclosures
               About Market Risk                                        14

    Item 4     Controls and Procedures                                  14

                           Part II Other Information

    Item 1     Legal Proceedings                                        14

    Item 2     Unregistered Sales of Equity Securities
                 and Use of Proceeds                                    15

    Item 4     Submission of Matters to a Vote of
                 Security Holders                                       15

    Item 6     Exhibits                                                 16

    Signatures                                                          17

Part  I     Financial  Information
    Item  1     Financial  Statements

                           HYPERDYNAMICS CORPORATION
                          Consolidated Balance Sheets
                                   (Unaudited)
                                                                             March 31,      June 30,
                                                                               2006           2005
                                                                          -------------  -------------


ASSETS
Current Assets
    Cash                                                                  $    161,063   $    259,448
    Restricted certificate of deposit                                           75,000         65,445
    Accounts receivable, net of allowance for doubtful accounts
    Of $31,242 and $20,145                                                      49,475         19,635
    Accounts receivable - recovery from working interest, net of
      allowance of doubtful accounts of $201,784                                     -              -
    Inventory                                                                        -          3,637
    Prepaid Expenses                                                            85,681        167,250
    Other Current Assets                                                         1,303              -
                                                                          -------------  -------------

Total Current Assets                                                           372,522        515,415

Property and equipment, net of accumulated depreciation of $400,313
and $314,171                                                                   527,746        599,092
Other assets                                                                         -              -
Oil and gas properties, using full cost method of accounting
     Proved properties                                                         786,084              -
     Unproved  properties                                                    4,133,609      4,072,503
     Accumulated depreciation, depletion, amortization & impairment           (117,913)             -
Net oil and gas properties                                                -------------  -------------
                                                                             4,801,780      4,072,503

Deposits                                                                         2,680         22,312
                                                                          -------------  -------------
 TOTAL ASSETS                                                             $  5,704,728   $  5,209,322
                                                                          =============  =============


LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Installment notes payable                                                 $     43,667   $    247,750
Convertible notes payable, net of discount of $504,573                         135,427              -
Accounts payable and accrued expenses                                          896,942        558,314
Accounts payable seismic data                                                  650,000        650,000
Deferred gain                                                                  983,107         73,464
Dividends payable                                                              372,398        372,398
Dividends payable to related party                                             109,250         27,250
                                                                          -------------  -------------

Total Current Liabilities                                                    3,190,791      1,929,176

Deferred rent                                                                        -        134,697
                                                                          -------------  -------------

     TOTAL LIABILITIES                                                       3,190,791      2,063,873
                                                                          -------------  -------------

Commitments and contingencies
Stockholders' equity
Preferred stock, par value $0.001; 20,000,000 shares authorized
    Series A - 1,945 shares issued and outstanding                                   2              2
    Series B - 2,725 shares issued and outstanding                                   3              3
Common stock, $.001 par value, 250,000,000 shares authorized,
    45,563,620 and 42,168,410 shares issued and outstanding, respectively       45,564         42,168
    Additional paid-in capital                                              28,074,758     22,915,690
    Accumulated deficit                                                    (25,606,390)   (19,812,414)
                                                                          -------------  -------------

Total stockholders' equity                                                   2,513,937      3,145,449
                                                                          -------------  -------------

    Total Liabilities and Stockholders' Equity                            $  5,704,728   $  5,209,322
                                                                          =============  =============

                                    HYPERDYNAMICS CORPORATION
                             Consolidated Statements of Operations
                                           (Unaudited)
                                                         Three Months Ended           Nine Months Ended
                                                       March 31,      March 31,      March 31,     March 31,
                                                         2006           2005           2006           2005
                                                    -------------  -------------  -------------  -------------

Revenues                                            $   134,234    $    28,002    $   329,052    $   148,693

Operating Expenses
  Cost of revenues                                      241,778        266,027      1,515,185        693,389
  Selling                                                     -         26,748            199         64,098
  General and administration                            816,255        777,829      2,422,264      2,575,668
  Bad Debt expense                                      201,784              -        201,784              -
 (Gain) loss from retirement of assets                        -         (2,253)             -         17,159
  Loss on working interest buy back                     361,193              -        361,193              -
  Depreciation, depletion and amortization              158,859         24,377        231,000         80,602
                                                   -------------  -------------  -------------  -------------

Total Operating Expenses                              1,779,869      1,092,728      4,731,625      3,430,916
                                                   -------------  -------------  -------------  -------------

    LOSS FROM OPERATIONS                             (1,645,635)    (1,064,726)    (4,402,573)    (3,282,223)

Other Income (Expense)

  Other Income                                            1,995              -          1,995              -
  Interest income                                             -          3,679          2,438         16,461
  Interest expense                                   (1,148,944)       (23,144)    (1,313,837)      (314,300)
                                                   -------------  -------------  -------------  -------------

NET LOSS                                             (2,792,584)    (1,084,191)    (5,711,977)    (3,580,062)
Preferred dividend requirement                          (27,500)       (27,250)       (82,000)      (101,194)
                                                   -------------  -------------  -------------  -------------

Net loss chargeable to common shareholders         $ (2,820,084)  $ (1,111,441)  $ (5,793,977)  $ (3,681,256)
                                                   =============  =============  =============  =============

Basic and diluted loss per common share            $      (0.06)  $      (0.03)  $      (0.14)  $      (0.09)
Weighted average shares outstanding                  43,880,008     41,839,128     42,468,964     41,498,372

                                    HYPERDYNAMICS CORPORATION
                             Consolidated Statements of Cash Flows
                                           (Unaudited)
                                                                                   Nine Months
                                                                                 Ended March 31,
                                                                               2006           2005
                                                                          -------------  -------------

Cash flows from operating activities
  Net loss                                                                $ (5,711,977)  $ (3,580,062)
Adjustments to reconcile net loss to cash used by operating activities
  Depreciation and amortization                                                231,000         80,602
  Loss on disposal of assets                                                         -         17,159
  Loss on working interest buyback                                             361,193              -
  Options and warrants expense                                                 651,269      1,365,123
  Stock issued for services                                                    153,206              -
  Loss on retirement of mandatorily redeemable preferred stock                                 76,847
  Accretion of interest and amortization of offering costs of mandatorily
     redeemable preferred stock                                                      -        231,750
  Bad debt expense                                                             201,784          3,694
  Amortization of debt discount                                              1,109,764              -
  Changes in:
    Accounts receivable                                                        (29,840)       (33,296)
    Accounts receivable - recovery from working interest                      (201,784)             -
    Inventory                                                                    3,637         16,239
    Other current assets                                                        80,266        100,947
    Deposits from customers                                                          -         (3,264)
    Deferred rent                                                             (134,696)         7,182
    Accounts payable and accrued expenses                                      352,744         71,482
                                                                          -------------  -------------
Net cash used in operating activities                                       (2,933,434)    (1,645,597)
                                                                          -------------  -------------
Cash flows from investing activities
  Decrease in restricted cash                                                   (9,555)       129,750
  Investment in unproved property                                             (385,347)      (914,455)
  Purchase of equipment                                                        (62,741)      (160,530)
  Proceeds from disposal of assets                                                   -         13,413
  Change in deposits                                                            19,632           (280)
                                                                          -------------  -------------
Net cash provided by (used in) investing activities                           (438,011)      (932,102)
                                                                          -------------  -------------
Cash flows from financing activities
  Proceeds from sale of common stock and warrants                              940,000        162,125
  Proceeds from installment notes payable                                       78,177          7,201
  Proceeds from convertible notes payable, net                               1,980,872              -
  Proceeds from sale on working interest, net                                  726,000        176,000
  Payments on convertible notes payable                                       (186,717)             -
  Payments on installment debt                                                (265,272)      (122,119)
                                                                          -------------  -------------
Net cash provided by financing activities                                    3,273,060        223,207
                                                                          -------------  -------------
Net increase (decrease) in cash                                                (98,385)    (2,354,492)
Cash at beginning of period                                                    259,448      3,149,441
                                                                          -------------  -------------
Cash at end of period                                                     $    161,063   $    794,949
                                                                          =============  =============

Supplemental Information:

Cash paid for interest                                                    $    111,876   $      5,703

Cash paid for income taxes                                                $          -   $          -

Non-cash transactions
Issuance of common stock for accounts payable                             $          -   $     42,086
Geological and geophysical work performed on unproved oil
 and gas properties paid with equity-based compensation                         37,200        390,061
Series B preferred shareholder quarterly dividends                              82,000              -
Discount related to convertible debt                                         1,465,245              -
Common stock issued to retire mandatorily redeemable preferred stock
 in subsidiary                                                                       -        849,347

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


2.   Convertible  Notes  payable  -

Convertible  Note  Payable

     In August 2005, Hyperdynamics closed a private financing convertible note payable with Dutchess Private Equities Fund II, LP (Dutchess). The proceeds from the transaction were received in two tranches. The first tranche of $1,000,000 was received at closing and the second tranche of $500,000 was received upon the filing of a registration statement with the SEC. The registration statement was filed with the SEC in October 2005.
     Upon effectiveness of the registration statement, Dutchess may elect to receive loan payments in the form of stock at a conversion price based upon the prevailing market price of Hyperdynamics's common stock but in no event less than $1.00 per share. In conjunction with the transaction, Hyperdynamics issued a detachable warrant to Duchess to purchase 500,000 shares of common stock at $1.00 per share. The relative fair value of the warrants was $304,631 and the intrinsic value of the conversion feature of the two tranches was $354,631. Effective February 9, 2006, Hyperdynamics has the option to enter into another debenture with Dutchess for an additional $1,500,000. During the quarter ending March 31, 2006 this note was converted into common stock.

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

Hyperdynamics analyzed its convertible notes payable instruments for derivative accounting consideration under SFAS 133 and EITF 00-19. Hyperdynamics determined the conversion feature met the criteria for classification in stockholders' equity under SFAS 133 and EITF 00-19. Therefore, derivative accounting is not applicable for the convertible instruments.


The carrying value of the notes at March 31, 2006 is as follows:

Face  value  of  notes  payable                   $2,140,000
Less:  discount  related  to  warrants              (304,631)
      discount  related  to  conversion  feature  (1,219,631)
      discount  related  to  financing  costs        (90,075)
      conversion  to  common  shares              (1,500,000)
Add:  amortization  of  discount                   1,109,764
                                                  -----------
Carrying  value  of  note  at  March  31,  2006   $  135,427
                                                  ===========

3.   Contingencies

From time to time, Hyperdynamics is party to various legal proceedings in the ordinary course of business or otherwise. The following is a description of the material legal proceedings involving Hyperdynamics commenced or pending during the three months ended March 31, 2006. In accordance with SFAS 5, "Accounting for Contingencies," the company makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Although Hyperdynamics believes it has adequate provisions for the following matters, litigation is inherently unpredictable and it is possible that cash flows or results of operations could be materially and adversely affected in any particular period by the unfavorable resolution or disposition of one or more of these contingencies.

TRENDSETTER  INVESTORS,  LLC

On March 8, 2006, Trendsetter Investors, LLC ("Trendsetter") filed a lawsuit against Hyperdynamics. Trendsetter purchased from Hyperdynamics working interests in certain domestic properties. Trendsetter seeks unspecified monetary damages. Hyperdynamics has filed a motion to dismiss, and the case is currently stayed by the court pending a ruling on these motions to dismiss.

Hyperdynamics  is  considering  counter  claims  against  Trendsetter.

4.   Stock  Based  Compensation

On January 1, 2006, Hyperdynamics adopted SFAS No. 123(R), "Share-Based Payment"("SFAS 123(R)"). SFAS 123(R) replaced SFAS No. 123 and supersedes APB Opinion No. 25. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS 123 are no longer an alternative to financial statement recognition. The consolidated financial statements for the three months ended March 31, 2006 and 2005 reflect the impact of adopting SFAS 123(R).

5.   Segment  Information

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

The following tables summarize certain balance sheet and income statement data about Hyperdynamics' reportable segments and corporate overhead for the three and nine months ended March 31, 2006 and 2005:

                                                                               SCS            HYDR        Corporate        Total
                                                                          -------------  -------------  -------------  -------------

 As of March 31, 2006:
    Segment assets                                                        $  4,274,928   $    1,226,819  $    202,981   $  5,704,728

Nine months ended March 31, 2006
    Revenues from external customers                                                 -        329,052              -        329,052
    Depreciation, depletion and amortization                                    21,739        192,217         17,044        231,000
    Loss from operations                                                      (517,094)    (1,997,523)    (1,887,956)    (4,402,573)
    Expenditures for long-lived assets                                          76,106        524,971          8,249        609,326
Three months ended March 31, 2006
    Revenues from external customers                                                 0        134,234              -        134,234
    Depreciation, depletion and amortization                                     8,019        142,808          8,032        158,859
    Loss from operations                                                      (180,965)      (802,562)      (662,108)    (1,645,635)
    Expenditures for long-lived assets                                           2,629        174,474          3,813        180,916

As of March 31, 2005:
    Segment assets                                                           4,074,834      1,480,284        722,152      6,277,270

Nine months ended March 31, 2005
    Revenues from external customers                                             3,140        145,253            300        148,693
    Depreciation, depletion and amortization                                    21,270         45,643         13,689         80,602
    Loss from operations                                                      (430,418)      (752,018)    (2,099,787)    (3,282,223)
    Expenditures for long-lived assets                                         849,502        611,981          3,564      1,465,047
Three months ended March 31, 2005
    Revenues from external customers                                                 -         28,002              -         28,002
    Depreciation, depletion and amortization                                     7,243         12,669          4,465         24,377
    Loss from operations                                                      (112,903)      (329,705)      (622,118)    (1,064,726)
    Expenditures for long-lived assets                                         137,114        427,331              -        564,445

Product and services information
--------------------------------
                                                                           Quarter Ended March 31,       Nine Months Ended March 31,
                                                                               2006           2005           2006           2005
                                                                          -------------  -------------  -------------  -------------
Revenues from:
     Seismic data management                                              $          -   $          -   $          -   $      3,140
     Computer-related sales                                                          -              -                           300
     Oilfield services                                                               -              -                       117,251
     Oil and gas production                                                    134,234         28,002        329,052         28,002
                                                                          -------------  -------------  -------------  -------------
Totals                                                                    $    134,234   $     28,002   $    329,052   $    148,693
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

During the quarter ended March 31, 2006, we continued to work in implementing our subsidiary SCS Corporation Guinea SARL. Our Chief Executive, Kent Watts traveled twice to Guinea in January and March upon invitation from the Prime Minister and the Minister of the Mines and Geology. At the same time Mr. Watts met with Mr. Jackson McDonald, the U.S. Ambassador to Guinea to update him on our situation and ask for diplomatic support. We maintained our intense focus for our plans to drill exploration wells offshore Guinea, make discoveries, and begin major production operations. During the quarter, numerous technical and business meetings were held with government officials and the U.S. Ambassador.

In addition to what has been previously discussed in our Form 10Q for the quarter ending 12/31/05 10Q, Kent Watts returned to Guinea in March upon a written request of the Minister of the Mines and of the Geology, Minister Ahmed Tidiane Souare to finalize negotiations. Earlier in the quarter we had resolved all technical issues and completed most of the negotiations. When Mr. Watts left Guinea, he returned with a protocol letter agreement to follow through with the execution of the newly negotiated 2006 Production Sharing Agreement between the Republic of Guinea and SCS Corporation; to receive a decree regarding such new contract from President Lansana Cont ; and to receive a projet les loi ratified by the National Assembly of Guinea.

     Subsequent to Mr. Watts return, the Guinea government experienced a major change with the resignation of Prime Minister Diallo.

In April Mr. Harry Briers, our Executive Vice President and Mr. Michael Watts, Hyperdynamics' consultant and brother of Kent Watts, traveled to Guinea to join Mr. Kourouma to continue the steady focused process of completing our new deal pursuant to the protocol letter of March 17, 2006. During their visit several meetings were held with the President, ministers, advisors, and new government officials including the Director General of the National Assembly. Three additional meetings were held with President Cont . One of the meetings included President Lansana cont , a presidential advisor, Madame Chantal Colle, U.S. Ambassador Jackson McDonald, and Michael Watts. In this meeting the development of U.S. commercial and diplomatic interests in Guinea was significantly discussed. The ambassador expressed the United States' continued desire to strengthen relations with the Republic of Guinea, including through commercial projects such as those advanced by Hyperdynamics. He reiterated continued U.S. support for security and stability in Guinea and West Africa. In that meeting, President Cont again expressed a desire for us to continue our work.

As of the filing of this 10Q, Mr. Famourou Kourouma remains in Guinea, working to get the protocol letter fulfilled. We believe it is the intent and preference of the Guinea government to execute the new agreement with SCS Corporation in line with the understanding of the protocol letter of March 17, 2006. However, it is our position that since we own the rights to 100% of the offshore area under the 2002 PSA, and have fulfilled all obligations under that agreement, we have continued to remind the government of our willingness to continue under the 2002 PSA as long as all time frames were reset due to delays caused by the government and out of our control as is the case provided for in article 25:
Force Majeure of the 2002 PSA. We are prepared to move forward in either respect. We are now firmly entrenched with our office and personnel in Guinea working in our behalf and our contacts throughout the government have been fully educated to the fact of our work and that we are the only company ready to drill offshore Guinea. Additionally, we plan to keep Ambassador McDonald fully informed of each and every development as things come about from this point forward and we will solicit his assistance whenever it may be necessary. Expectations have been set for us by the Guinea Government to sign a new 2006 PSA soon. We are using a great deal of diplomacy and patience in allowing them to determine exactly what needs to happen on their end to complete this task.

During the quarter, HYD Resources Corporation has made continuous progress towards increased production on the Norris/Kelly leases. As a result we have been able to steadily solve problems and have realized a stepped increase in oil production from approximately 620 barrels of monthly production for December 2005, to approximately 720 barrels for both January and February, 1,670 barrels for March 2006 and 1,770 barrels in April 2006. Management remains optimistic that this trend can continue and we can soon maximize our oil production out of the current wells on these leases. At that point we plan to evaluate how to enhance this production further through additional work-over, as well as re-focusing on our potential natural gas production using the gas gathering system recently installed. Once we get to the point of determining the optimum production levels from our production facilities installed, we will then reevaluate our drilling programs going forward. As part of this, we anticipate the search and hiring of a professional drilling and production manager to continue our growth of production from low volume, low cost wells in proven zones.

Hyperdynamics evaluates performance based on profit or loss from operations. The reportable segments are managed by separate management teams who are evaluated based on their segment's performance.

We recorded oil and gas revenues of $134,234 and $28,002 during the three months ended March 31, 2006 and 2005, respectively. The increase of $106,232 is due to the increasing production trend noted above. We recorded oil and gas revenues of $329,052 and $148,693 during the nine months ended March 31, 2006 and 2005, respectively. This increase of $180,359 is also due to the increasing production trend noted above. Our seismic data management, computer-related sales, and oilfield service revenues declined from $3,140, $300, and $117,251, respectively, during the nine months ended March 31, 2005 to zero during the nine months ended March 31, 2006 due to our continued emphasis on expanding and increasing our oil and gas production. We did not recognize any revenues from these activities in the three months ended March 31, 2006 and 2005.

Our cost of revenues were $241,778 and $266,027 for the three months ended March 31, 2006 and 2005, respectively, and $1,515,185 and $693,389 for the nine months ended March 31, 2006 and 2005, respectively. The decrease of $24,249 during the quarter is due to the billing of recoverable drilling costs to our working interest partners. The increase of $821,796 during the nine months period is due to an increase in the cost of maintaining and repairing our production facilities in preparation for bringing our oil and gas production online.

Selling, general and administrative expenses were $1,018,039 and $804,577 for the three months ended March 31, 2006 and March 31, 2005, respectively. The increase of $213,462 is primarily due to the establishment of a reserve for uncollectible working interest billings in the amount of $201,784 during the quarter as a result of a lawsuit filed by one of our working interest holders. Selling, general and administrative expenses were $2,624,047 and $2,639,766 during the nine months ended March 31, 2006 and 2005, respectively. The decrease of $15,719 was primarily due to the following factors: 1) an increase in bad debt expense of $201,784, noted above, 2) reduction in rent expense of approximately $128,000 as a result of the settlement of a dispute with our former landlord, 3) a payroll tax refund of $46,000, and 4) $45,000 due to increased shareholder meeting costs, travel to Guinea and the cost of registration statement preparation and filings.

We recorded a loss on the buyback of working interests of $361,193 during the three and nine months ended March 31, 2006 as a result of the repurchase of working interests in our Louisiana properties that were previously sold to investors in 2005.

Depreciation  and  amortization  was  $158,859  and $24,377 for the three months ended March 31, 2006 and 2005, respectively. The increase of $134,482 was primarily due to depletion of $117,913 on wells that came on line in late 2005. Depreciation and amortization was $231,000 and $80,602 for the nine months ended March 31, 2006 and 2005, respectively. The increase of $150,398 is due to depletion on wells that came on line in late 2005.

Interest expense was $1,148,944 and $23,144 for the three months ended March 31, 2006 and 2005, respectively. The increase of $1,290,692 was due to the expensing of previously unamortized debt discount related to our Dutchess financings that were converted to common shares during the third quarter. Interest expense was $1,313,837 and $314,300 during the nine months ended March 31, 2006 and 2005, respectively. The increase of $999,537 was due in large part to the expensing of the unamortized debt discount on the Dutchess notes as they were repaid during the period.

     A  breakdown  of  our  operations  by  segments  is  as  follows:

                                                                               SCS            HYDR        Corporate        Total
                                                                          -------------  -------------  -------------  -------------
As of March 31, 2006:
    Segment assets                                                        $  4,274,928   $    1,226,819  $    202,981   $  5,704,728

Nine months ended March 31, 2006
    Revenues from external customers                                                 -        329,052              -        329,052
    Depreciation, depletion and amortization                                    21,739        192,217         17,044        231,000
    Loss from operations                                                      (517,094)    (1,997,523)    (1,887,956)    (4,402,573)
    Expenditures for long-lived assets                                          76,106        524,971          8,249        609,326
Three months ended March 31, 2006
    Revenues from external customers                                                 0        134,234              -        134,234
    Depreciation, depletion and amortization                                     8,019        142,808          8,032        158,859
    Loss from operations                                                      (180,965)      (802,562)      (662,108)    (1,645,635)
    Expenditures for long-lived assets                                           2,629        174,474          3,813        180,916

As of March 31, 2005:
    Segment assets                                                           4,074,834      1,480,284        722,152      6,277,270

Nine months ended March 31, 2005
    Revenues from external customers                                             3,140        145,253            300        148,693
    Depreciation, depletion and amortization                                    21,270         45,643         13,689         80,602
    Loss from operations                                                      (430,418)      (752,018)    (2,099,787)    (3,282,223)
    Expenditures for long-lived assets                                         849,502        611,981          3,564      1,465,047
Three months ended March 31, 2005
    Revenues from external customers                                                 -         28,002              -         28,002
    Depreciation, depletion and amortization                                     7,243         12,669          4,465         24,377
    Loss from operations                                                      (112,903)      (329,705)      (622,118)    (1,064,726)
    Expenditures for long-lived assets                                         137,114        427,331              -        564,445

Product and services information
--------------------------------
                                                                           Quarter Ended March 31,     Nine Months Ended March 31,
                                                                               2006           2005           2006           2005
                                                                          -------------  -------------  -------------  -------------
Revenues from:
     Seismic data management                                              $          -   $          -   $          -   $      3,140
     Computer-related sales                                                          -              -                           300
     Oilfield services                                                               -              -                       117,251
     Oil and gas production                                                    134,234         28,002        329,052         28,002
                                                                          -------------  -------------  -------------  -------------
Totals                                                                    $    134,234   $     28,002   $    329,052   $    148,693

Geographical  Information
------------------------

All or our revenues are currently derived from domestic sources. All long-lived assets are located in the USA, except for our oil and gas exploration and exploitation rights, which are located offshore Guinea, West Africa.

Guinea  and  Seismic  Data  Management  ("SCS")

We had no revenues from this segment during the three months ended March 31, 2006 and 2005, respectively, and negligible revenues from this segment during the nine months ended March 31, 2006 and 2005, respectively. The lack of revenues is attributable to the amount of internal seismic data processing work performed during these periods as we focused our resources on the acquisition of seismic data for our concession in Guinea.

We have processed a portion of some data that we have the right to market in order to provide samples of the data to our prospects. When we sell the right to use this data, we will receive a fee and we will also be compensated for processing the data that we sell.

Our depreciation and amortization was $8,019 and $7,243 for the three months ended March 31, 2006 and 2005, respectively; and $21,739 and $21,270 for the nine months ended March 31, 2006 and 2005, respectively. These amounts are comparable between the periods.

Our loss from operations for this segment increased by $68,062, from ($112,903) for the three months ended March 31, 2005 to ($180,965)for the three months ended March 31, 2006. Our loss from operations for this segment increased by $86,676 from ($430,418) for the nine months ended March 31, 2005 to ($517,094)for the nine months ended March 31, 2006. The increased losses for both periods of time is due the increased costs associated with our efforts to secure our Guinea concession, as noted at the beginning of this section.

Expenditures for long lived assets were $2,629 and $137,114 for the three months ended March 31, 2006 and 2005, respectively. Expenditures for long lived assets were $76,106 and $849,502 for the nine months ended March 31, 2006 and 2005, respectively. The decreases of $134,485 and $773,396 during the three and nine month periods noted is primarily due to reductions in geophysical and other related consulting services.

Louisiana  Operations  ("HYDR")

Revenue for the three months ended March 31, 2006 and 2005 was $134,234 and $28,002, respectively. The increase of $106,232 is due to the increasing production trend noted above. We recorded oil and gas revenues of $329,052 and $145,253 during the nine months ended March 31, 2006 and 2005, respectively. This increase of $183,799 is also due to the increasing production trend noted above.

Depreciation, depletion and amortization was $142,808 and $12,669 for the three months ended March 31, 2006 and 2005, respectively. The increase of $130,139 is due to the aforementioned production increases. Depreciation, depletion and amortization were $192,217 and $45,643 for the nine months ended March 31, 2006 and 2005, respectively. The increase of $146,574 is due to the aforementioned production increases.

Our loss from operations for this segment increased by $472,857, from ($329,705) for the three months ended March 31, 2005 to ($802,562)for the three months ended March 31, 2006. Our loss from operations for this segment increased by $1,245,505 from ($752,018) for the nine months ended March 31, 2005 to ($1,997,523)for the nine months ended March 31, 2005. The increased losses during the quarter are due primarily to the loss in the amount of $361,193 incurred upon the buyback of working interests in our oil and gas properties during the period and increased costs associated with bringing our oil production on line. The increase in the loss for the nine month period is also due to these same factors.

Our expenditures for long lived assets in this segment decreased by $252,857, from $427,331 during the three months ended March 31, 2005 to $174,474 during the three months ended March 31, 2006 due to the substantial completion of the capital improvements in our gas production and gathering systems. Our expenditures for long lived assets in this segment decreased by $87,010, from $611,981 during the nine months ended March 31, 2005 to $524,971 during the nine months ended March 31, 2006 due to the slow down in work on our gas production and gathering systems as they neared completion.

Corporate  Overhead

Revenue was zero for the three months ended March 31, 2006 and 2005, respectively. We recorded negligible revenues in this segment during the nine months ended March 31, 2006 and 2005. We do not actively pursue revenues in this segment.

The loss from operations attributable to corporate overhead was ($662,108) and ($622,118) for the three months ended March 31, 2006 and 2005, respectively. The increase of $39,990 is due to increased shareholder meeting costs and the cost of registration statement preparation and filings. The loss from operations attributable to corporate overhead was ($1,887,956) and ($2,099,787) for the nine months ended March 31, 2006 and 2005, respectively. The decrease in the loss of $211,831 was due to 1) reduction in rent expense of approximately $128,000 as the result of the settlement of a dispute with our former landlord,
2)  a  payroll  tax  refund  of  $46,0000,  and  efforts  to  reduce  overhead.

Our expenditures for long lived assets were negligible during the three and nine months ended March 31, 2006 and 2005 respectively and consisted of office equipment.

     Liquidity  and  Capital  Resources

Our ratio of current assets to current liabilities (current ratio) was .12 to 1 at March 31, 2006 and .27 to 1 at March 31, 2005. A deeper analysis of the current ratio reveals several current obligations that reduce the current ratio but for which there is no requirement to use cash to satisfy them or for which the payment is deferred until we receive cash inflows sufficient to pay the obligation. These items include Deferred gain, Accounts payable Seismic Data, Dividends payable, and Dividends payable to related party. While the company continues to work toward generating positive cash flow from domestic operations altogether, including corporate overhead, it is expecting to report positive cash flow from its HYDR operations very soon.

Our financing activities and strategy over the last several months have put us in very good condition to meet and exceed minimum requirements for exploration offshore in West Africa. As explained below, we are now prepared to perform on our most valuable asset offshore Guinea. As discussed hereunder we expect our liquidity ratios to improve directly from our equity financing and with the success of putting our drilling operations back online in Guinea, we expect to have plenty of financial partnering opportunities that will allow us to far exceed minimum exploration and drilling requirements. This will allow us to drill more wells faster in quality locations. The more we drill in quality locations, the more chances we have to realize a viable commercial discovery for Guinea and for us. Once the March 17th protocol letter is fulfilled by the Government of Guinea, we will be able to implement our additional strategy to bring on working interest partners to share in the risk on some of our more expensive wells to be drilled sooner rather than later.

Currently, in anticipation of receiving our permits to drill in Guinea, we are prepared and our financing is in place to drill at least one well offshore Guinea. Partners that have contacted us with verbal indications of interest could provide the ability for us to drill many more wells and at a very fast pace.

In August 2005, we closed a private financing transaction with Dutchess Private Equities Fund II, LP. The financing included a subscription for a $1,500,000, two (2) year debenture that was funded $1,000,000 upon closing and $500,000 upon the filing of a registration statement. The registration statement became effective on February 9, 2006. Dutchess converted 100% of the amount of this debenture into our common stock during the quarter and thus the entire debt has been converted into equity. Also, as part of the S-1 that became effective on February 9, 2006, we have an investment agreement in place and have a commitment from Dutchess to fund up to $20,000,000 in equity at 95% of the market price of our common stock. The puts against the equity line are made at the company's discretion. The agreements limited the number of shares to be registered and to be used for the equity line under the financing agreement to 6,400,000 shares. Coupled with the 2,000,000 shares registered for conversion of the aforementioned debenture and associated warrant, this limits the entire stock issuance to a total of 8,400,000 shares unless a shareholder vote is held to approve more shares. This insures that the number of shares to be issued will not exceed 20% of the outstanding common stock as is required by the rules of the American Stock Exchange. The amount ultimately raised by the financing will be determined by the stock price and trading volumes at each point in time the equity line is used. Additionally, management believes that the better the company performs, the easier it will be for the company to access this capital and at the same time minimize any share issuance.

To help the company bridge its need for capital, while waiting on the process of its registration to complete, in December 2005, the Company borrowed $640,000 from Dutchess as a short term loan. The short term loan covenants to pay back $800,000 over one year and is secured by puts against its $20MM equity line. Also, the company may pay the short term loan back as fast as it likes. 60% of all puts against its equity line must go to first pay off this short term bridge loan.

During the quarter, investors exercised warrants to purchase restricted shares of common stock for gross proceeds of approximately $915,000. On February 9, 2005, Dutchess exercised a warrant to purchase 500,000 registered shares of common stock for gross proceeds of $450,000. As a result, the company's liquidity and cash position has improved and with its financing in place we are ready to continue to perform the work required of us. Net of reductions for prior cash payments plus accrued interest and premium, the balance of the $1,500,000 debenture was $1,313,283 at 12/31/05. In February and March the outstanding balance was converted into registered common stock at a price of $.90 per share. In April 2006 we raised $800,000 by making puts against its equity line whereby we issued 268,855 shares of registered common stock at an average price of approximately $2.98 per share. In May 2006 we raised $100,000 by making a put against our equity line whereby we issued 38,558 shares of registered common stock at a price of $2.59 per share. Of the $900,000 raised from our equity line so far, $540,000 has gone to pay down the balance on the bridge loan. Thus, the remaining balance of our bridge loan is $140,000 as of the date of this filing. The amount of financing commitment remaining on our equity line is $19,100,000.

It is now our understanding that we will be operating under a new agreement with Guinea. Such agreement will dictate requirements for capital which we believe we will be able to easily meet. Should the Guinea government decide to proceed under the 2002 PSA, we are prepared to ramp back up under the 2nd exploration phase under that agreement and after an adjustment to required time frames due to delays associated with a case for Force Majure under that contract, we will expect that we will be able to meet the obligation of the second exploration phase estimated to be approximately $10,000,000 to drill one exploration well.

Now, with our financing in place, management is highly confident in our ability to proceed and perform under either scenario of a new 2006 PSA or continuing under the 2002 PSA. Also, under the old agreement, the second exploration period expires sometime during the later part of this decade depending on initial periods and extension provisions. Although we have several years to complete this work, we wish to initiate a drilling program as soon as possible. We currently have $19,100,000 remaining as a commitment from Dutchess on our equity line and we have options and warrants to purchase restricted common stock outstanding, that if exercised would raise an additional $8,000,000 in capital.

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

Our cash from operations was a deficit this last year based on our asset appreciation based plan. This last year we have taken overhead reduction steps to minimize non productive expenditures. We continue to spend the bulk of the capital raised directly or indirectly on enhancing the value of our offshore oil and gas concession. These expenditures, however, do not improve cash flow from operations. In order to improve our operating cash flow situation for future periods, management has budgeted certain amounts of capital and has started to build up our production revenues for HYDR with the real hopes of production offshore Guinea in the future.

We expect to exploit our leases in Louisiana by operating numerous low volume wells that produce 20 barrels a day or less. We believe the relatively high price of oil will help make these wells more economically viable. Most recently our oil production has resulted in approximately 1,600 barrels of production in March, 1,700 barrels of production in April, and we are on target to surpass 2,000 barrels of production for May. Because of our ability to solve problems in Louisiana, the geological reports of our Louisiana leases, and our improving oil production from those leases to date, we remain optimistic that HYDR's production improvements will continue.

In April of 2005 we sold a 35% working interest in two of our leases in Louisiana. Since this time, with the belief we could solve operational problems that we encountered and that we could gradually increase our production, we decided to offer a buy-back of the working interest from the non-operators that invested in these leases. In 2006 non-operators owning 5% of the working interest readily accepted our offer and we issued 197,416 shares of common stock to them in exchange for their working interest. No new working interest sales are planned at this time. Management will continue to assess its progress with the production of current leases and make a determination of increasing its drilling activities going forward. We believe that there is significant attainable production to go after on a profitable basis and will continue towards its goal of profitable operations from its domestic operations. Management believes it has the financing in place to invest in necessary improvements, production facilities and new drilling programs to continue to build this domestic production.

In January 2006 we entered into a new lease for office space with a term of five years. The new lease will become effective upon the completion of tenant improvements specified in the lease agreement. As of now it appears this will be sometime in June 2006. This lease will cost us approximately $15,000 per month less in rent and approximately another $5,000 less in electricity. Currently we are in temporary space that is being provided by our landlord at no cost to the Company while our new space is being readied for occupancy. Once the new lease begins, the base monthly rent is $0 for months 1-6, and we have paid three months of rent in advance so once we move into the new space we will not be required to pay rent for nine months. We have put up a $75,000 Letter of Credit to secure our build-out costs. We will get this money back after 18 months.

Off-Balance  Sheet  Arrangements

We have a contractual arrangement and now a lawsuit against USOil Corporation. The original agreements provide for us to pay USOil $1,600,000 if SCS obtains third party financing for the Guinea development project. Also USOil will receive a 3% royalty if oil and gas is produced on this project and depending on the outcome of our legal claims against them. We also have a contingent $350,000 note payable that is only payable with 25% of the profits of SCS Corporation. We have the right to pay this note off using common stock. Additionally, in conjunction with our purchase of HYD Resources Corporation, we entered into three notes payable to two individuals totaling $856,000. The notes are to be paid quarterly over the five years ended June 30, 2009. Payments will be due only if HYD has net income according to accounting principles generally accepted in the United States of America. Payment amount will be 25% of the net income for the period, unless there was a net loss in previous period(s). If there is a net loss, subsequent net income must completely offset the losses before any amounts are due. After the loss is offset, payment of 25% of the remaining net income will be due. Upon the resignation of Sam Spears Jr. $350,000 of this contingent amount was foregone by agreement.

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

Item  4.  Controls  and  Procedures

Our Chief Executive Officer and our Chief Financial Officer, have concluded that our disclosure controls and procedures are appropriate and effective. They have evaluated these controls and procedures as of the end of the period covered by this report on Form 10-QSB. There were no significant changes in the our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-14(b) or Rule 15d-14(b) that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           Part  II  Other  Information

ITEM  1.  Legal  Proceedings

TRENDSETTER  INVESTORS,  LLC
On March 8, 2006, a lawsuit was filed against us styled Trendsetter Investors, LLC, Plaintiff vs. Hyperdynamics Corporation, Trensetter Production Co., Kent Watts, Michael Watts, Christopher Watts and Harry Briers, Defendants; Civil Action No. H 06-0746; in the United States District Court for the Southern District of Texas, Houston Division.

The Plaintiff alleges Fraud or Deceit in the Sale of Securities, Common Law Fraud, Fraud by Omission and Control Person Liability. Plaintiff seeks unspecified monetary damages. We deny all their allegations and are vigorously defending ourselves. We have filed a motion to dismiss on behalf of all defendants. The case is currently stayed by the Court pending a ruling on these motions to dismiss. We believe this plaintiff's shareholders are one and the same as the members of a control group (the "Manning Group") led by Mr. Jack Manning. Manning is a Houston based attorney and has been a supporter of Hyperdynamics Corporation in the past. In private equity deals since April of 2003, he and his group have purchased common stock in the price range of $.15 to $.80 per share. We believe that the Manning Group through the circumstances surrounding the Trendsetter LLC working interest investment, has an agenda to unjustly enrich themselves through our securities. We are considering counter claims against Trendsetter LLC and each member of the Manning Group. We have significant concerns that they collectively have or have had over 10% of our common stock and they have been acting in concert, making them an undisclosed affiliate group.

MANNING,  MOORE,  LONG
On May 5, 2006 a lawsuit was served styled Jack Manning, Sue Manning, Stephen Moore and Geoffrey Long, Plaintiffs versus Hyperdynamics Corporation and Kent Watts, defendants. The suit was filed in the 189th District Court of Harris County, Texas with cause no. 2006-22135. The Plaintiff alleges they had the pre-emptive right to invest in Hyperdynamics Corporation's common stock.
 We deny all their allegations and will vigorously defend ourselves and are evaluating all possible counter claim actions. We believe this lawsuit is tied to the Trendsetter LLC litigation discussed above, and is a part of their groups' concerted attack on the company as a strategy to receive undue enrichment in the form of our common stock.

Of far more importance to the Company is the fact that this group is now, or has in the past, been acting together in concert since as far back as April 2003 when they funded a bridge loan and collectively invested and purchased 2,878,969 shares of common stock. At that time there was approximately 27,000,000 shares of common stock outstanding. This would have given them greater than 10% of the outstanding common stock of the company. In review of our records, during the period of time between October of 2003 through approximately the end of March of 2004, this group dramatically increased their holdings of Hyperdynamics Corporation's common stock. Based on concerted actions since then, we are seriously evaluating all corroborating information concerning the possibility that their group is an undisclosed affiliate of Hyperdynamics Corporation.

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

In March 2006, Hyperdynamics issued 197,416 shares of restricted common stock to various working interest partners who have agreed with the buyback settlement of working interest.

In March 2006, Hyperdynamics, we received an aggregate of $50,000 in exercise proceeds. This was a private placement made in reliance of Section 4 (2) of the Act

In February 2006, Hyperdynamics issued additional 300,000 shares of restricted common stock to various individuals who have exercise their options. We received an aggregate of $150,000 in exercise proceeds. This was a private placement made in reliance of Section 4 (2) of the Act

ITEM  4     Submission  of  Matters  to  a  Vote  of  Security  Holders

On February 21, 2006, the company held its annual shareholder meeting as disclosed in its proxy statement filed January 20, 2006. The shareholder meeting was for shareholders of record at December 27, 2005.

The election judges reported at the meeting that there were 42,567,273 common stock shares outstanding on that date carrying one vote per share plus 2,725 shares of Series B Preferred Stock carrying 20,186,800 votes. The total votes outstanding on December 27, 2005 and eligible to be cast at the meeting were 62,736,073. The total voting shares present either by proxy or in person were 31,225,686 common shares and 2,725 Series B Preferred shares. This yielded a sum total of 51,412,486 votes available to be counted. Of these votes, 51,412,486 votes were cast representing 83% of the total outstanding votes eligible to vote at the meeting.

The  results  of  the  voting  by  Item  are  as  follows:

ITEM  1:
With  respect  to  election  of  Directors  of  the  Company:

                  #  of  shares  FOR  #  of  shares  WITHHELD

Kent  Watts              51,834,533             4,088,579
L.  Gene  Shohler        52,035,433             3,887,679
Harry  Briers            51,835,086             4,088,026
Harold  A.  Poling       52,035,773             3,887,379
Al  Young                52,035,773             3,887,379

ITEM  2:
With respect to Ratification of Selection of Malone & Bailey, PC as the Company's Independent Auditors for the Fiscal Year ended June 30, 2006:

#  of  shares  FOR          #  of  shares  AGAINST          #  of shares ABSTAIN
    51,800,674                      155,253                       3,967,185

Item  6  Exhibits

Exhibit
 Number                             Description
--------  ----------------------------------------------------------------------
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

(signed)
        By:  /s/  Kent  Watts
             ----------------
             Kent  Watts,  Chairman  of  the  Board,
             Chief  Executive  Officer

Dated:  May  22,  2006


(signed)
        By:  /s/  Steven  M.  Plumb
             ----------------------
             Steven  Plumb,
             Chief  Financial  Officer

Dated:  May  22,  2006