Form 10-K
period 2006-06-30
HYPERDYNAMICS CORP
filed 2006-10-13
CIK 937136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2006
or
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________________

Commission File Number 000-25496

HYPERDYNAMICS CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	87-0400335
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

One Sugar Creek Center Blvd., #125
Sugar Land, Texas 77478
(Address of principal executive offices, including zip code)

(713) 353-9400
(Issuer's telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value	American Stock Exchange

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act
☐ Yes	☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐ Yes	☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒ Yes	☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in herein, and will not be contained, to the best of the registrant’s knowledge , in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act)
☐ Yes	☒ No

As of December 31, 2005, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $63,920,711 based on the closing sale price as reported on the American Stock Exchange. We had 47,123,990 shares of common stock outstanding on October 10, 2006.

AVAILABLE INFORMATION

We are currently subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We file periodic reports, proxy materials and other information with the Securities and Exchange Commission (the “Commission”). In addition, we will furnish stockholders with annual reports containing audited financial statements certified by our independent accountants and interim reports containing unaudited financial information as may be necessary or desirable. We will provide without charge to each person who receives a copy of this report, upon written or oral request, a copy of any information that is incorporated by reference (not including exhibits to the information that is incorporated by reference unless the exhibits are themselves specifically incorporated by reference). Such request should be directed to: Kent Watts, Hyperdynamics Corporation, One Sugar Creek Center Blvd., #125, Sugar Land, Texas 77478, voice: (713) 353-9400, fax: (713) 353-9421. Our Web site is www.hypd.com.

We provide free of charge on our Web site our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable.

For further information about us, you may inspect our SEC filings without charge at the public reference room maintained by the Commission at 100 F Street N.E., Washington , D.C. 20549, tel. 1-800-SEC-0330. Copies of such material may also be obtained from the Public Reference Section of the Commission at 100 F Street N.E., Washington , D.C. 20549.

The Web site of the Commission is www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the Commission. Visitors to the Commission's Web site may access such information by searching the EDGAR database.

INFORMATION ABOUT
FORWARD-LOOKING STATEMENTS

Some of the statements contained in this prospectus, including, without limitation, statements containing the words “believes,” “anticipates,” “expects,” and other words of similar import, are “forward-looking statements.” Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance, or achievements expressed or implied by forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on forward-looking statements.

Part I

Item 1. Description of Business

Descriptors

HDY	“Hyperdynamics Corporation” is the company listed on the American Stock Exchange.

HYDR	“HYD Resources” is the name of a business segment of HDY that is composed of our oil and gas operations in Louisiana.

HYD	“HYD Resources Corporation” owns drilling rigs, a workover rig and drilling equipment. HYD is in our HYDR business segment. We own HYD.

TPC	“Trendsetter Production Company” is an authorized oil and gas operator in Louisiana. TPC is in our HYDR business segment. We own TPC.

SCS
“SCS Corporation” is engaged in oil and gas exploration activities located offshore Guinea, West Africa. We own SCS. SCS is also the name of a business segment of HDY that is composed of our oil and gas exploration activity in Guinea.

SCSG
“SCS Guinea SARL” is a Guinea limited liability Oil and Gas company located in Conakry, Guinea. We own 65% of SCSG, which was formed to manage the business associated with SCS's farmed out 2002 Oil and Gas Production and Sharing Contract with the government of the Republic of Guinea.

Introduction

Hyperdynamics Corporation (“Hyperdynamics”) is a Delaware corporation. At inception we were a value added reseller of computer hardware and software. Our business plan was to develop into a complete service provider of integrated information technology services. During the fiscal year ended June 30, 2001, we began to offer our Integrated Technology Service Provider (ITSP) product, a bundled service offering for clients who wished to outsource their information technology department in addition to receiving Internet service. We discontinued this integrated service beginning in fiscal year 2002, about a year after acquiring our subsidiary, SCS Corporation (“SCS”). When we acquired SCS, we decided to implement a dramatic change in our business plan. SCS quickly became our only operating subsidiary. In the summer of 2001, months after the SCS acquisition, we began offering products and services targeted specifically to the oil and gas industry such as seismic data management services, customized geological workstations, and data transcription services. SCS's management had years of experience which included both oil and gas exploration and the provision of seismic data management services to the oil and gas industry. In 2002, SCS got the opportunity to become involved in an exploration project offshore of the Republic of Guinea, West Africa (“Guinea”). Additionally in 2004, we began exploration and production activities in Louisiana, USA through our business segment HYD Resources (“HYDR”).

In 2004, we started a new subsidiary, HYD Resources Corporation (“HYD”) which owns drilling rigs, a workover rig and drilling equipment. We engage in crude oil exploration and production within the United States. Thus far all of our drilling activity has occurred in Louisiana. Our primary goal for HYDR is to cost effectively generate domestic production revenues.

In 2005 a misunderstanding arose in connection with our Guinea exploration project. During this past fiscal year we have worked to resolve all issues. These efforts resulted in a new 2006 Production Sharing Contract (the “2006 PSC”) being signed on September 22, 2006. The new agreement gives the company exclusive rights to approximately 33,000 square miles offshore the Republic of Guinea for exploration, development, and production. The company is now updating its entire business plan and moving forward with extensive exploration work programs.

We continue to use our seismic data management or NuData (sm) services in house. In fiscal 2005, we copied all the vintage data of the Republic of Guinea from nine track data tapes to DVD. This software continues to meet our in-house data management requirements. Our seismic data management capabilities facilitate the further analysis and use of the data acquired pursuant to the needs of our exploration work programs.

Our current business focuses are offshore oil and gas exploration and, in the future, exploitation in Guinea, and onshore oil production in Louisiana. Thus the company’s direction is to emerge as a uniquely targeted oil and gas exploration and production company. The company’s corporate mission is:

To provide energy for the future by exploring and developing new and re-developing residual sources of energy worldwide.

History of The Company’s Concession Offshore The Republic of Guinea, West Africa

In early 2002, SCS management, in association with USOil Corporation of Houston, Texas (“USOil”) began to evaluate the viability of USOil's oil and gas concession off the coast of The Republic of Guinea, West Africa (“Guinea”). After SCS's review of older seismic data collected from that concession, we decided that the concession provided a good business opportunity. We negotiated an agreement with USOil to revitalize the then dormant 1995 Production and Sharing Agreement that USOil still had in effect with Guinea. We proposed to perform a regional seismic data acquisition across the concession using modern digital technology. USOil agreed to the proposal and the Government of Guinea was amenable to our proposal and issued permits. SCS proceeded in 2002 to acquire one thousand kilometers of regional two dimensional (“2D”) seismic lines. In December 2002 USOil negotiated a new Production and Sharing Agreement (“2002 PSA”) with Guinea. USOil farmed out 100% of the rights and obligations of this agreement to SCS. The 2002 PSA gave us rights for exploration and production across a concession of approximately sixteen million (16,000,000) acres. During fiscal 2004 we accomplished critical exploration work: a 4000 kilometer 2D seismic data shoot, the processing of the seismic data acquired, and the evaluation of that data and data that had been acquired in the past.

Until SCS began the exploration program, the geological information relating to offshore Guinea was scant. The first exploration activity in our concession area occurred in the 1970s. The technology available for data acquisition and processing at that time did not reveal geological information with great precision. The area was not considered as attractive as other areas which more clearly evidenced hydrocarbon systems using contemporaneous technology and which were easier to explore and develop. Accordingly, very little additional exploration work occurred on the concession until we began our work in 2002. The general economic environment has changed dramatically since the 1970s. Today, oil is more scarce and the price of oil is the highest it has ever been. Exploration and development is occurring in certain areas around the world that were previously not explored because the cost was perceived to exceed the potential benefits, and offshore Guinea had been viewed as an area such as this for many years based on old geological and geophysical data. We conducted our surveys using modern technology which more accurately depicts the geological character of the area. The geological work that we and our vendors have performed supports our plan to begin drilling exploration wells.

The regional 2D seismic acquired in 2002 included about 1,000 kilometers of new data, which we reevaluated during 2004. We used the information from this regional data shoot to design a more detailed 2D coverage of a 4,000 kilometer grid and we acquired the additional data. During 2004, we completed the processing and interpretation of this additional 4,000 kilometers of seismic data. This fulfilled our work obligation under the initial exploration phase of the 2002 PSA. The interpretation and analysis of this data kept us in full compliance with our required work under the 2002 PSA and began our strategy to exceed minimum requirements in support of our commitment to a hydrocarbon discovery. We continued our analyses with new and better methods into 2005. This work continues to provide us with growing evidence in the form of documented direct hydrocarbon indicators.

In 2004, after completion of the initial processing and reprocessing of our newly acquired 4,000 kilometers of digital 2D data, we were able to determine, through intense detailed analysis and mapping procedures, the existence of direct hydrocarbon indicators, including many noted gas seeps sourcing from the ocean floor in our coverage area. Based on this and the other geological and geophysical analysis, we contracted TDI-Brooks International (“TDI”) to perform an extensive geochemical analysis. In 2004 we obtained a permit from the government of Guinea and the geochemical work program began offshore Guinea in 2004. A total of 57 core samples were acquired and delivered back to TDI's laboratory at College Station, Texas and an analysis was completed in August 2004. The results of the coring program added additional evidence supporting our plan to drill our first exploration wells.

In addition to the geochemical analysis, we had originally planned to implement a three dimensional (“3D”) survey in early 2004. We decided to defer the 3D survey because we desired to first perform further analysis of our data in order to design a more efficient program which would concentrate our efforts on the most prospective areas in the concession. We contracted with internationally known Petroleum Geo-Services (“PGS”) to perform a third party detailed and comprehensive analysis and interpretation of all our seismic data which PGS began in July 2004, and PGS presented its preliminary report to us in August 2004 revealing significant corroborating evidence of hydrocarbons, but most importantly it clearly expressed agreement with our view that there is a well defined working petroleum system across the concession in Guinea. PGS gave us their completed report in December 2004. This report supported our work, giving us additional corroborating evidence to go forward with drilling in Guinea. One of the main issues with regard to determining the next step was the corroborating evidence of the size of the drilling targets. This confirmed our belief that the next step should be drilling our first exploration wells as opposed to spending any more time and money on 3D seismic. Due to the size of the structures, we determined that we would gain much more by simply spending the money to drill. In January 2005, we began looking at ways to put together drilling operations. Additionally, we stepped up our communications and negotiations with potential oil company working interest partners and drilling companies, and we began work to contract drilling platforms to use to drill our exploration wells.

We refined our work during the first half of 2005 and focused on four targets in shallow to medium depth water. We also developed a multi channel strategy to drill wells faster. The first channel is to partner with oil companies on a working interest basis. The second is to raise significant private funds and to contract directly with a drilling company and drilling platform vendors ourselves. The third strategy was to contract with turn key offshore drilling companies whereby we would direct the drilling operations of the contractor. We made progress toward this goal and in June 2005, we sent a request for a drilling permit to Guinea, through USOil. The request was to obtain a permit to drill as many as four exploration wells offshore Guinea.

History of Administrative Delays with Guinea Concession Beginning in 2005

In July 2005 we received a notice from USOil which alleged that the 2002 PSA had been canceled by the government of Guinea. We disagreed totally with that and filed suit against USOil on July 29, 2005. We immediately began working diligently to clear up this misunderstanding with the Government of Guinea.

In August 2005, we hired Mr. Famourou Kourouma as our new Vice President of Guinea Affairs. Mr. Kourouma was born and raised in Guinea. He began his work for us in Guinea in August 2005 with the goal being to get us back into a position to begin our Guinea drilling program. Through Mr. Kourouma's many meetings and contacts with business and government officials, including two separate meetings with the Head of State, support for our issues was sincerely expressed by the government. In September 2005, Kent Watts, our president, arrived in Guinea to meet with government officials who told Kent Watts that the government of Guinea had not terminated the PSA. The Minister Secretary General of the private office of the president of Guinea, Mr. Fode Bangoura, told us that he was pleased to discuss our issues and that he was very encouraged and believed that we were the right company for the work. Mr. Bangoura then said that he will begin by reviewing everything in detail and he would discuss the information with the ministerial committee and a proposal from the President will be submitted to the National Assembly for approval.

In the last few months of 2005 and the first months of 2006, based on months of effort by our Chief Executive and our Vice President for Guinea Affairs, including trips to Guinea, numerous meetings with government officials, and consistent in-country efforts of our new subsidiary, SCS Guinea SARL, the government of Guinea began to communicate with us on a very positive basis. The Guinea government explained to us that they want to continue working with us and they desired to develop an open and transparent business relationship going forward. This resulted next in an invitation from the Prime Minister for our Chief Executive, Kent Watts to join our VP of Guinea Affairs, Mr. Famourou Kourouma and hold a series of meetings held in January 2006. The two executives met with the Head of State, President Lansana Conté. During our meeting with him, he arranged for an immediate meeting with the then Minister of the Mines and of the Geology, Minister Ahmed Tidiane Souaré . The President further stated that we were his guests there in Guinea and he wanted action taken on our case. The two executives had several meetings with Minister Souaré . We explained that we could continue our work under the 2002 Production and Sharing Agreement. It was suggested by Souaré that a better approach would be to execute a new 2006 Production Sharing Agreement, so we began working on it while, at the same time, we maintained the assertion of our rights under the 2002 Agreement. Based on the Minister's desires to move forward we brought our Executive Vice President, Harry Briers and Robert Bearnth, the Vice President and Chief Geologist for SCS Corporation to Guinea for a technical review. Dr. Bangoura and Mr. Diallo headed up the technical team for the government and we had two lengthy meetings with them, updating them on our work since we began in 2002. It was discovered that Mr. Diallo had been on the platform of the offshore well drilled in 1977. We had plenty of discussion surrounding our evaluation of the well logs from that well and explained the significance of it to our work. In short, the technical team gave us a very positive review. At that time, we continued to work to finalize a new agreement.

Kent Watts returned to Guinea in March 2006 upon a written request of the then Minister of the Mines and of the Geology, Minister Ahmed Tidiane Souare to finalize negotiations. In previous meetings with him we had resolved all technical issues and completed most of the negotiations. We also met again with the US Ambassador to Guinea, Jackson McDonald and brought him up to date on our work and meetings with the government. He expressed a strong willingness to continue to help us succeed in Guinea. When Mr. Watts left Guinea, he returned with a protocol letter agreement to follow through with the execution of the newly negotiated 2006 Production Sharing Agreement between the Republic of Guinea and SCS Corporation; to receive a decree regarding such new contract from President Lansana Conté ; and to pass a supporting bill for our contract through the National Assembly of Guinea.

Subsequent to Mr. Watts return from his March trip, the Guinea government experienced a major change with the resignation of Prime Minister Diallo. In April Mr. Harry Briers, our Executive Vice President and Mr. Michael Watts, Hyperdynamics' consultant and brother of Kent Watts, traveled to Guinea to join Mr. Kourouma to continue the steady focused process of completing a new contract. During their visit several meetings were held with the President, ministers, advisors, and new government officials including the Director General of the National Assembly. Three additional meetings were held with President Conté . One of the meetings included President Lansana Conté , a presidential advisor, Madame Chantal Colle, U.S. Ambassador Jackson McDonald, and Michael Watts. In this meeting the development of U.S. commercial and diplomatic interests in Guinea was significantly discussed. The ambassador expressed the United States' continued desire to strengthen relations with the Republic of Guinea, including through commercial projects such as those advanced by Hyperdynamics. He reiterated continued U.S. support for security and stability in Guinea and West Africa. In that meeting, President Conté again expressed a desire for us to continue our work.

After Michael Watts and Harry Briers return from their April trip, Mr. Famourou Kourouma remained in Guinea, working towards a completely approved and signed contract.

By May 2006 our Guinea operations were firmly entrenched with our office and personnel in Guinea working in our behalf and our contacts throughout the government have been fully educated to the fact of our work and that we are the only company ready to drill offshore Guinea. Additionally, we consistently kept Ambassador McDonald fully informed of each and every development as things materialized along the way and we quickly learned to solicit his assistance whenever it made sense. Through the Ambassador’s guidance, we have used a great deal of diplomacy and patience in allowing Guinea to determine exactly what needs to happen on their end to complete this task so we can move ahead with our drilling programs.

New Contract Executed and Exploration Work Resumed

The company and the Republic of Guinea signed an oil and gas production sharing contract (2006 PSC) on September 22, 2006. The contract was filed as an exhibit attached to the company’s 8K, filed on September 28, 2006.

The 2006 PSC, signed by two ministers of Guinea with proper authority, is a binding agreement and currently gives us the exclusive rights for exploration, development, and production of approximately 33,000 square miles offshore the Republic of Guinea in West Africa. We have now resumed our exploration work based on this newly signed contract.

We have exclusive rights that we will continue to maintain in 100 % of the original contract area that is approximately 33,000 square miles in size. There is no requirement for the company to give up all of its rights to all or any portion of the contract area. There is a provision of the 2006 PSC regarding conditions that once met by the Guinea government, would require us to surrender a portion of our exclusive rights which will convert to priority rights of participation that we will then maintain going forward. Regarding this, the company anticipates that a bill will be passed by the National Parliament (representing the people of Guinea), the Supreme Court will give an affirmation, and a Guinea Presidential decree will be issued. Our understanding is that this process takes the already legally binding contract and registers it as part of Guinea law.

Should the contract be registered as part of Guinea law through these actions specified, 64% of the original contract area (approximately 22,000 square miles) will become an area that we no longer have exclusive rights to but in which we will maintain priority participation rights and 36% (approximately 11,000 square miles) will remain under exclusive rights as specified by the 2006 PSC.

Our minimum rights that we will maintain going forward include:

a)
Exclusive rights for exploration, development, and production for approximately 11,000 square miles of our choosing from the total contract area consisting of 33,000 square miles. All benefits and obligations surrounding these minimum exclusive rights are determined by the provisions of the 2006 PSC.

and,

b)
Non-exclusive right to participate in any other development of the area not chosen by us in (a) above or in the area which exclusive rights are surrendered and which totals approximately 22,000 square miles from the original contract area of 33,000 square miles. The benefits to us regarding these rights could be controlled by several factors. We could negotiate additional contracts on a priority basis or participate with others on an equal basis, both of which could be controlled by new agreements that we negotiate.

Thus,if and when any surrender occurs as explained above, the non-exclusive priority participation rights do not prevent us from acquiring additional exclusive rights in the surrendered area directly from Guinea on a priority basis through additional contracts. Short of entering into any additional exclusive contracts, we will have the priority right to participate on an equal basis with anyone else within the 22,000 square mile nonexclusive area.

The Exclusive Rights allow us to develop the exclusive contract area at our discretion and expense subject to the terms and conditions of the 2006 PSC. Some of the major terms to the 2006 PSC are that the Royalty to the Government will be 10%. The cost recovery percentage available to us will be 75%. The exploitation period(s) for each area specified as an exploitation area will be for 25 years with two ten year automatic extensions available for a total of 45 years. Each well in the exploitation area will have its own exploitation period.

Management is now working on an update of Hyperdynamics entire business plan to incorporate the objectives and related strategies required to maximize our return on our renewed and most unique oil and gas property offshore West Africa. We believe that our ability to generate revenues on an increasing and steady basis has been greatly enhanced by the accomplishment of entering into the new 2006 PSC with the Republic of Guinea. We now are contemplating as part of our business plan a multi-channel approach to developing our extensive contract area. We are working now to attract top drilling subcontractors to help us drill the targets we had pinpointed in June of 2005. We are also marketing our area to oil companies as possible partners for joint development and we are talking with the leaders of the largest industries in Guinea, such as the aluminum industry that have a need to have access to hydrocarbon based fuels to support their multi-billion dollar refining plants that are being built there.

Accordingly, we are now doing an assessment of the drilling infrastructure, the support services and the offshore operating environment in Guinea.

Seismic Data Management Services.

In August 2004, we entered into a contract with Texas Geophysical Company (“TGC”) relating to its data from Northern Alaska covering an offshore area of the Alaska National Wildlife Refuge (“ANWR”). Under this contract, SCS became the sales agent and seismic data management provider for TGC's ANWR data. TGC has the rights to the only 2D seismic data known to cover this area. Should oil companies license this data, SCS will perform the data processing and will earn associated service revenues and a percentage of the license fees. The contract continues to be in force; however, we have had no revenues related to this contract as yet because the United States government has not opened the area to oil exploration.

Development of SCS NuData(TM) Management System.

In September 2002, we acquired the copyrights and all rights to the source code of the ONYX and ONYXII related conversion and transcription software. The software is instrumental in providing the technical capabilities to handle virtually any type of tape transcription and data conversion service. The ONYX software establishes a major competitive advantage for us as a primary component for our SCS NuData Management System. The ONYX software has been developed over the last five years and we are in the process of completing the latest version of the software to take full advantage of Microsoft's 32 bit Operating Systems such as Windows XP and future 64 bit operating systems. ONYX facilitates over 120 different tape formats including such common formats like SEG A, B, C, or D, Western Code 4.2 and 1, Geocore 4, and Tempest. These formats are converted to the more standard SEG-Y format and then consolidated to DVD. Features of the NuData Management System in addition to the ONYX based conversion capabilities include:

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

-	While we maintain the ability to service third party companies, the primary benefit of our NuData capability is to make our exploration activities significantly more efficient.

When coupled with our extensive industry experience, the NuData Management System allows us to consolidate our seismic data in ways that save substantial amounts in future data maintenance expenses. We can dramatically enhance our accessibility and utility of our seismic data, thereby enhancing our ability to find new oil and gas reserves faster and at a lower cost. In summary, the NuData Management System makes the data we manage more secure, accessible, manageable, and portable all while saving us significant time and money.

HYDR’s Domestic Oil Field Service and Production

In April 2004, we acquired our subsidiary, HYD Resources Corporation. It is our second operating subsidiary with corporate offices located at our home office in Sugar Land, Texas and one field office located in La Salle Parish in Louisiana. At the time of the acquisition, HYD Resources Corporation had approximately $375,000 worth of assets, the bulk of which was oil field equipment. HYD Resources Corporation also had no prior history of operations. HYD Resources Corporation engages in crude oil exploration and production within the United States. Thus far, all of our drilling activity is in Louisiana.

In January 2005, Hyperdynamics acquired an inactive company from the former owners of HYD Resources Corporation named Trendsetter Production Company (“TPC”). TPC is an authorized operator in the state of Louisiana. This immediately made us an oil and gas operator.

We evaluate the performance of these two companies (HYD Resources Corporation and Trendsetter Production Company) as a single business unit through our business segment named HYD Resources (“HYDR”).

One of HYDR's past activities was the acquisition and repair of oil field equipment. We use this equipment to drill for our own oil and gas production, establish production facilities, and maintain our producing wells. Because of our capabilities to drill and operate, we acquired the working interest on 518 acres in Louisiana. We intend to continue to acquire oil leases in known producing areas and drill these leases to increase our own production revenues. We can acquire onshore producing leases with a very low risk and we can enhance the production of wells by working over existing wells. We sometimes sell a portion of the working interest in our onshore wells.

In the last fiscal year, we have drilled 2 oil wells and completed some field improvements on two leases. In fiscal 2005, while drilling our first lease known as the J. W. Norris (“Norris”)lease, it was determined that significant amounts of high pressure gas existed on the lease. As each well drilled continued to hit additional gas zones, the first twelve wells were left basically shut-in and it was determined that we would need to install a gas gathering system, contract with a pipeline transmission company and then execute a contract with a company to buy our gas. We have not yet sold commercial quantities of gas and we decided to abandon the gas gathering system when it became apparent that a sustainable flow of production could not be reached. The Norris lease is now being evaluated for drilling new well(s) into a zone that we hope to find reasonable production. So far our experience with the Norris lease has not produced what we had originally expected. Management is trying to decide whether to drill additional well(s) on the Norris lease or to focus its efforts back onto the Kelly and McGee Smith leases, which have produced on a steady and increasing basis now over the last eight months. We could also make the decision to abandon the Norris lease and move to develop other leases that we have the right to work on.

We began drilling oil wells on the Kelly lease in July 2005. The first well drilled, Kelly #1 began initially with flow rates of approximately 30 barrels per day in July 2005. This increased to approximately 70 barrels per day in early August 2005 and was expected to level out at around 50 barrels per day. We drilled Kelly # 2 last year. It was completed during the quarter ended September 30, 2005. During the 12 months ended June 30, 2006, we sold approximately 16,000 barrels of oil, primarily from production from our McGee Smith and Kelly leases.

Going forward HYDR plans to perform work to improve its production on these leases and drill additional wells in areas that it has realized the best production from. We are also evaluating new opportunities such as acquiring shallow production leases in areas that have previously produced oil, drilling new wells and re-developing wells that have produced in the past, and reworking the related production facilities associated with those wells.

Employees and Independent Contractors

We currently have 22 full time employees and one part time employee of which 13 people are a part of corporate overhead and three are directly associated with SCS and attributable to the exploration and seismic data management effort. Seven people are focused on our domestic oil field production of which one person is a manager and 6 people are hourly employees working on oil field workover, production, and shop work.  Additionally, we use independent contractors to minimize fixed overhead. No employees are represented by a union and we believe that our labor relations are good.

Alliance Partnerships, Key Vendors and Technical Certifications

Our oil industry vendors include the following:

Spectrum Geophysical Processing Company (“Spectrum”) provides us with professional data processing services. Spectrum is a member of a UK registered group of companies providing seismic data processing, nonexclusive surveys and electronic data management services to a wide range of international clients. Spectrum has its headquarters in Woking, England, with operational centers in Houston and Cairo.

Petroleum Geophysical Services (“PGS”) provides us with seismic acquisition and independent data interpretation services. PGS provides a broad range of seismic and reservoir services, including data acquisition, processing, interpretation, and field evaluation. PGS also owns and operates four floating production, storage and offloading units (FPSOs). PGS operates on a worldwide basis with headquarters in Oslo, Norway.

TDI-Brooks International (“TDI”) provides us with geochemical core analysis of our concession.  TDI is the recognized leader in offshore surface geochemical exploration and heat flow measurement.

GlobalSantaFe Corporation is a leading provider of offshore oil and gas drilling and drilling management services. The company owns or operates a mobile fleet of marine drilling rigs that operates in major drilling regions around the world, including premium and heavy-duty, harsh-environment jackups, semisubmersibles, and dynamically positioned ultra-deepwater drillships. More information can be found at www.globalsantafe.com .

Competition.

A large number of companies and individuals engage in drilling for gas and oil, and there is competition for the most desirable prospects. We will encounter intense competition from other companies and other entities in the sale of our oil and gas. We could be competing with numerous gas and oil companies which may have financial resources significantly greater than ours. The quantities of oil and gas that we may produce and deliver may be affected by factors beyond our control, such as the inability of the wells to deliver at the necessary quality and pressure, premature exhaustion of reserves, changes in governmental regulations affecting allowable production and priority allocations, and price limitations imposed by federal and state regulatory agencies.

Key Customers.

Oil production from our Louisiana properties was  purchased by one customer, Plains Marketing LLC,  through September 2006.  Effective September 2006, we entered a contract with Shell Trading to be the sole purchaser of our oil production in Louisiana.  Louisiana Office of Conservation rules prohibit us from maintaining more than one purchaser at any given time.

Research and Development.

We do not expend a material amount on research and development.

Cost of Compliance with Environmental Laws.

Because we are engaged in extracting natural resources, our business is subject to various Federal, state and local provisions regarding the environment. Compliance with environmental laws may necessitate significant capital outlays, affect our earnings potential, and cause material changes in our current and proposed business activities. At the present time, however, the environmental laws do not materially hinder nor adversely affect our business. Capital expenditures relating to environmental control facilities have not been material to our operations since our inception. In 2005, we did one oil well clean up. The cost of the clean up was less than $5,000. We have abided by and are in compliance with the environmental law. There were no clean ups in 2006.

Financing From Cornell Capital.

In June 2006, we entered into a financing arrangement with Cornell Capital Partners, LP whereby we received the gross amount of $6,000,000 (net amount of $5,440,000) by selling Cornell 3 debentures. We also issued stock options to Cornell in connection with this financing, as follows:

(a) one warrant to purchase 955,000 shares of common stock at an exercise price of $2.50 per share;

(b) one warrant to purchase 715,000 shares of common stock at an exercise price of $3.50 per share; and

(c) one warrant to purchase 430,000 shares of common stock at an exercise price of $4.00 per share.

The Agreements with Cornell.

1.	THE FIRST CORNELL DEBENTURE.

We sold the first convertible debenture to Cornell at the first closing which occurred on June 22, 2006. Pursuant to the terms of the first convertible debenture, we promise to pay to Cornell or its successors and assigns the principal sum of $2,000,000 together with accrued but unpaid interest on or before June 19, 2009 (the "Maturity Date"). Interest accrues on the outstanding principal balance at the annual rate of 10%. Interest is calculated on the basis of a 365-day year and the actual number of days elapsed. Interest is to be paid to Cornell or its assignee. We will make monthly scheduled payments ("Scheduled Payments") on the Debenture and all other debentures issued in connection with the Securities Purchase Agreement consisting of a total of $175,000 of principal plus accrued and unpaid interest, commencing with the first Scheduled Payment which shall be due and payable on August 16, 2006 and continuing on the first business day of each calendar month until paid in full. The Debenture shall become due and immediately payable, including all accrued but unpaid interest, upon an Event of Default. If the Holder converts a portion of the principal amount outstanding under this Debenture or any other debenture issued in connection with the Securities Purchase Agreement prior to a Scheduled Payment due date, the Obligor shall be entitled to an off-set of the amount due pursuant to such Schedule Payment equal to the amount converted (the "Off-Set Amount"). In such event we are still obligated to make a Scheduled Payment reduced by the Off-Set Amount. At our option we have the right to redeem a portion or all amounts outstanding under this Debenture prior to the Maturity Date, which are not otherwise due pursuant to a Scheduled Payment, provided that the Closing Bid Price of the our Common Stock is less than $2.00 at the time of the Redemption Notice. We will pay an amount equal to the principal amount being redeemed plus a redemption premium ("Redemption Premium") equal to twenty percent (20%) of the principal amount being redeemed, and accrued interest, (collectively referred to as the "Redemption Amount"). In order to make a redemption, we must first provide written notice to Cornell. After receipt of the Redemption Notice, Cornell will have three business days to elect to convert all or any portion of this Debenture.

The Debenture is secured by a Security Agreement dated June 19, 2006 between the Holder and Trendsetters Production Company (the "Security Agreement") and a Subsidiary Security Agreement dated June 19, 2006.

An "Event of Default" means any one of the following events:

(i)    Any default in the payment of the principal of, interest on or other charges in respect of this Debenture, free of any claim of subordination (whether on a Scheduled Payment due date, a Conversion Date or the Maturity Date or by acceleration or otherwise), which is not cured within three (3) business days of notice of such breach;

(ii)   The Obligor or any material subsidiary of the Obligor shall commence, or there shall be commenced against the Obligor or any material subsidiary of the Obligor under any applicable bankruptcy or insolvency laws as now or later in effect or any successor, or the Obligor or any material subsidiary of the Obligor commences any other proceeding under any reorganization, arrangement, adjustment of debt, relief of debtors, dissolution, insolvency or liquidation or similar law of any jurisdiction whether now or later in effect relating to the Obligor or any material subsidiary of the Obligor or there is commenced against the Obligor or any material subsidiary of the Obligor any such bankruptcy, insolvency or other proceeding which remains undismissed for a period of 61 days; or the Obligor or any material subsidiary of the Obligor is adjudicated insolvent or bankrupt; or any order of relief or other order approving any such case or proceeding is entered; or the Obligor or any material subsidiary of the Obligor suffers any appointment of any custodian, private or court appointed receiver or the like for it or any substantial part of its property which continues undischarged or unstayed for a period of sixty one (61) days; or the Obligor or any material subsidiary of the Obligor makes a general assignment for the benefit of creditors; or the Obligor or any material subsidiary of the Obligor shall fail to pay, or shall state that it is unable to pay, or shall be unable to pay, its debts generally as they become due; or the Obligor or any material subsidiary of the Obligor shall call a meeting of its creditors with a view to arranging a composition, adjustment or restructuring of its debts; or the Obligor or any material subsidiary of the Obligor shall by any act or failure to act expressly indicate its consent to, approval of or acquiescence in any of the foregoing; or any corporate or other action is taken by the Obligor or any material subsidiary of the Obligor for the purpose of effecting any of the foregoing. The term "material subsidiary" shall mean any subsidiary with total assets in excess of $100,000;

(iii)   The Obligor shall default in any of its obligations under any other debenture or any mortgage, credit agreement or other facility, indenture agreement, factoring agreement or other instrument under which there may be issued, or by which there may be secured or evidenced any indebtedness for borrowed money or money due under any long term leasing or factoring arrangement of the Obligor in an amount exceeding $500,000, whether such indebtedness now exists or shall later be created and such default shall result in such indebtedness becoming or being declared due and payable prior to the date on which it would otherwise become due and payable, except those being contested in good faith;

(iv)   The Common Stock shall cease to be quoted for trading or listing for trading on any of (a) the American Stock Exchange, (b) New York Stock Exchange, (c) the Nasdaq National Market, (d) the Nasdaq Capital Market, or (e) the Nasdaq OTC Bulletin Board ("OTC") (each, a "Subsequent Market") and shall not again be quoted or listed for trading on any Subsequent Market within five (5) Trading Days of such delisting;

(v)             If the effectiveness of the Underlying Shares Registration Statement lapses for any reason or the Holder shall not be permitted to resell the shares of Common Stock underlying this Debenture under the Underlying Shares Registration Statement, in either case, for more than ten (10) consecutive Trading Days or an aggregate of thirty (30) Trading Days (which need not be consecutive Trading Days);

(vi)   The Obligor shall fail for any reason to deliver Common Stock certificates to a Holder prior to the fifth (5th) Trading Day after a Conversion Date or the Obligor shall provide notice to the Holder, including by way of public announcement, at any time, of its intention not to comply with requests for conversions of this Debenture such breach is not cured within three (3) days of notice of such breach;

(vii)           The Obligor shall fail for any reason to deliver the payment in cash pursuant to a Buy-In within five (5) days after notice is claimed delivered;

(viii)       The Obligor shall fail to observe or perform in any material respect any other covenant, agreement or warranty contained in, or otherwise commit any breach or default of any provision of this Debenture or any Transaction Document which is not cured within twenty (20) business days after the Obligor is provided with written notice from the Holder.

(b)   During the time that any portion of this Debenture is outstanding, if any Event of Default has occurred, the full principal amount of this Debenture, together with interest and other amounts owing to the date of acceleration shall become at the Holder's election, immediately due and payable in cash, provided however, the Holder may request (but shall have no obligation to request) payment of such amounts in Common Stock of the Obligor. In addition to any other remedies, the Holder shall have the right (but not the obligation) to convert this Debenture at any time after (x) an Event of Default or (y) the Maturity Date at the Conversion Price then in-effect (including, without limitation, the Default Conversion Price).

Conversion of Debenture

The Debenture shall be convertible into shares of Common Stock at the option of the Holder, in whole or in part at any time and from time to time, after the Original Issue Date. The number of shares of Common Stock issuable upon a conversion equals the quotient obtained by dividing (x) the outstanding amount of this Debenture to be converted by $2.00. The Obligor shall deliver Common Stock certificates to the Holder prior to the Fifth (5th) Trading Day after a Conversion Date.

However, if on any Conversion Date (and subject to notice by the Debenture holder to us and subject to cure by us):

(1)
The number of shares of our Common Stock that are at that time authorized, unissued and unreserved for all purposes, or held as treasury stock, is insufficient to pay principal and interest on the Debenture in shares of Common Stock; or,

(2)	Our Common Stock is not listed or quoted for trading on our trading market; or

(3)	We have failed to timely satisfy conversion of the Debentures,

then, at the option of the Debenture Holder, we shall, in lieu of delivering shares of Common Stock to the Debenture Holder, deliver to the Debenture Holder, within three trading days of each conversion date, an amount in cash equal to the product of the outstanding principal amount to be converted plus any interest due therein divided by the Conversion Price, and multiplied by the highest closing price of the stock from date of the conversion notice till the date that such cash payment is made.

However, if we have not delivered any cash due in respect of conversion of the Debenture or as payment of interest by the fifth trading day after the conversion date, the Debenture holder may, by notice to us, require us to issue shares of Common Stock except that for such purpose the Conversion Price shall be the lesser of the Conversion Price on the Conversion Date and the Conversion Price on the date of such Holder demand.”

Conversion Restrictions

A Holder may not convert this Debenture or receive shares of Common Stock as payment of interest to the extent such conversion or receipt of such interest payment would result in the Holder, together with any affiliate, beneficially owning in excess of 4.99% of the then issued and outstanding shares of Common Stock, including shares issuable upon conversion of, and payment of interest on, this Debenture held by such Holder.

The Total Transaction Shares shall not be greater than 9,215,406 shares (which does not exceed 19.99% of the 46,308,573 outstanding shares of Common Stock as of the date of the Securities Purchase Agreement), until the Obligor's shareholders approve (without the vote of any shares acquired in this transaction and related transactions) the issuance of the Total Transaction Shares. "Total Transaction Shares" shall mean, in the aggregate, any shares of Common Stock issued under (a) this Debenture to the Holder, or its affiliates, and transferees, subsequent transferees, or any other debenture issued pursuant to the Securities Purchase Agreement (b) the Warrant Shares (as defined in the Securities Purchase Agreement), and (c) any shares of Common Stock issued as Liquidated Damages.

Conversion Price and Adjustments to Conversion Price.

The conversion price (the "Fixed Conversion Price" or "Conversion Price") in effect on any Conversion Date shall be equal to $2.00, subject to anti-dilution adjustments.

1A.	THE SECOND CORNELL DEBENTURE.

The second debenture matures on June 28, 2009 and has the same terms as the first debenture.

1B.	THE THIRD DEBENTURE.

The third debenture matures on August 11, 2009 and has the same terms as the first debenture.

2.	THREE CORNELL WARRANTS.

Pursuant to the Securities Purchase Agreement, we issued three warrants to Cornell, all issued on June 19, 2006, with similar terms except for the exercise price and number of underlying shares of common stock. The unique terms of each of the three warrants are: (a) one warrant to purchase 955,000 shares of common stock at an exercise price of $2.50 per share; (b) one warrant to purchase 715,000 shares of common stock at an exercise price of $3.50 per share; and (c) one warrant to purchase 430,000 shares of common stock at an exercise price of $4.00 per share. The three warrants expire in 2011

The material terms of each of the Warrants are as follows:

Cornell, is entitled to purchase from the Company upon surrender of the Warrants the number of shares of common stock at the applicable exercise price or as subsequently adjusted. However, in no event shall the holder be entitled to exercise this Warrant or be forced to exercise this Warrant for a number of Warrant Shares in excess of that number of Warrant Shares which, upon giving effect to such exercise, would cause the aggregate number of shares of Common Stock beneficially owned by the holder and its affiliates to exceed 4.99% of the outstanding shares of the Common Stock following such exercise, except within 60 days of the Expiration Date (however, such restriction may be waived by Holder (but only as to itself and not to any other holder) upon not less than 65 days prior notice to the Company).

Exercise of Warrant

Each Warrant may be exercised by the holder (i) on a cash basis or (ii) if an Event of Default has occurred, or if at the time of exercise, one year has elapsed from the Issuance Date and the Warrant Shares are not subject to an effective registration statement, then on a cashless exercise.

Adjustment of Warrant Exercise Price and Number of Shares upon Issuance of Common Stock.

If and whenever on or after the Issuance Date of this Warrant, the Company issues or sells, or is deemed to have issued or sold, any shares of Common Stock (other than (i) Excluded Securities, (ii) shares of Common Stock which are issued or deemed to have been issued by the Company in connection with an Approved Stock Plan, or (iii) the Other Securities) for a consideration per share less than a price (the "Applicable Price") equal to the Warrant Exercise Price in effect immediately prior to such issuance or sale, then immediately after such issue or sale the Warrant Exercise Price then in effect shall be reduced to an amount equal to such consideration per share. Upon each such adjustment of the Warrant Exercise Price, the number of Warrant Shares issuable upon exercise of this Warrant shall be adjusted to the number of shares determined by multiplying the Warrant Exercise Price in effect immediately prior to such adjustment by the number of Warrant Shares issuable upon exercise of this Warrant immediately prior to such adjustment and dividing the product by the Warrant Exercise Price resulting from such adjustment.

The number of shares of Common Stock issuable upon exercise of this Warrant shall in no event be increased to an amount such that the Total Transaction Shares shall be greater than 9,215,406 shares (which is not more than 19.99% of the 46,308,573 outstanding shares of Common Stock as of the date of Securities Purchase Agreement), until the Company's shareholders approve (without the vote of any shares acquired in this transaction and related transactions) the issuance of the Total Transaction Shares. "Total Transaction Shares" shall mean, in the aggregate, any shares of Common Stock issued under (a) the Convertible Debentures issued in connection with the Securities Purchase Agreement to the Holder, or its affiliates, and transferees, subsequent transferees, or any other debenture issued pursuant to the Securities Purchase Agreement (b) the Warrant Shares (as defined in the Securities Purchase Agreement), and (c) any shares of Common Stock issued as Liquidated Damages.

Purchase Rights; Reorganization, Reclassification, Consolidation, Merger or Sale.

Adjustment of Warrant Exercise Price upon Subdivision or Combination of Common Stock. If the Company at any time after the date of issuance of this Warrant subdivides (by any stock split, stock dividend, recapitalization or otherwise) one or more classes of its outstanding shares of Common Stock into a greater number of shares, any Warrant Exercise Price in effect immediately prior to such subdivision will be proportionately reduced and the number of shares of Common Stock obtainable upon exercise of this Warrant will be proportionately increased. If the Company at any time after the date of issuance of this Warrant combines (by combination, reverse stock split or otherwise) one or more classes of its outstanding shares of Common Stock into a smaller number of shares, any Warrant Exercise Price in effect immediately prior to such combination will be proportionately increased and the number of Warrant Shares issuable upon exercise of this Warrant will be proportionately decreased. Any adjustment shall become effective at the close of business on the date the subdivision or combination becomes effective.

Distribution of Assets. If the Company shall declare or make any dividend or other distribution of its assets (or rights to acquire its assets) to holders of Common Stock, by way of return of capital or otherwise (including, without limitation, any distribution of cash, stock or other securities, property or options by way of a dividend, spin off, reclassification, corporate rearrangement or other similar transaction) (a "Distribution"), at any time after the issuance of this Warrant, then, in each such case:

Limitations. Notwithstanding the above warrant provisions, the number of shares of Common Stock issuable upon exercise of this Warrant shall in no event be increased to an amount such that the Total Transaction Shares shall be greater than 9,215,406 shares (which is not more than 19.99% of the 46,308,573 outstanding shares of Common Stock as of the date of Securities Purchase Agreement), until the Company's shareholders approve (without the vote of any shares acquired in this transaction and related transactions) the issuance of the Total Transaction Shares. "Total Transaction Shares" shall mean, in the aggregate, any shares of Common Stock issued under (a) the Convertible Debentures issued in connection with the Securities Purchase Agreement to the Holder, or its affiliates, and transferees, subsequent transferees, or any other debenture issued pursuant to the Securities Purchase Agreement (b) the Warrant Shares (as defined in the Securities Purchase Agreement), and (c) any shares of Common Stock issued as Liquidated Damages.

Purchase Rights; Reorganization, Reclassification, Consolidation, Merger or Sale.

If at any time the Company grants, issues or sells any Options, Convertible Securities or rights to purchase stock, warrants, securities or other property pro rata to the record holders of any class of Common Stock (the "Purchase Rights"), then the holder of this Warrant will be entitled to acquire, upon the terms applicable to such Purchase Rights, the aggregate Purchase Rights which such holder could have acquired if such holder had held the number of shares of Common Stock acquirable upon complete exercise of this Warrant immediately before the date on which a record is taken for the grant, issuance or sale of such Purchase Rights, or, if no such record is taken, the date as of which the record holders of Common Stock are to be determined for the grant, issue or sale of such Purchase Rights.

Any recapitalization, reorganization, reclassification, consolidation, merger, sale of all or substantially all of the Company's assets to another Person or other transaction in each case which is effected in such a way that holders of Common Stock are entitled to receive (either directly or upon subsequent liquidation) stock, securities or assets with respect to or in exchange for Common Stock is referred to herein as an "Organic Change." Prior to the consummation of any (i) sale of all or substantially all of the Company's assets to an acquiring Person or (ii) other Organic Change following which the Company is not a surviving entity, the Company will secure from the Person purchasing such assets or the successor resulting from such Organic Change (in each case, the "Acquiring Entity") a written agreement (in form and substance satisfactory to the holders of Warrants representing at least two-thirds (iii) of the Warrant Shares issuable upon exercise of the Warrants then outstanding) to deliver to each holder of Warrants in exchange for such Warrants, a security of the Acquiring Entity evidenced by a written instrument substantially similar in form and substance to this Warrant and satisfactory to the holders of the Warrants (including an adjusted warrant exercise price equal to the value for the Common Stock reflected by the terms of such consolidation, merger or sale, and exercisable for a corresponding number of shares of Common Stock acquirable and receivable upon exercise of the Warrants without regard to any limitations on exercise, if the value so reflected is less than any Applicable Warrant Exercise Price immediately prior to such consolidation, merger or sale). Prior to the consummation of any other Organic Change, the Company shall make appropriate provision (in form and substance satisfactory to the holders of Warrants representing a majority of the Warrant Shares issuable upon exercise of the Warrants then outstanding) to insure that each of the holders of the Warrants will thereafter have the right to acquire and receive in lieu of or in addition to (as the case may be) the Warrant Shares immediately theretofore issuable and receivable upon the exercise of such holder's Warrants (without regard to any limitations on exercise), such shares of stock, securities or assets that would have been issued or payable in such Organic Change with respect to or in exchange for the number of Warrant Shares which would have been issuable and receivable upon the exercise of such holder's Warrant as of the date of such Organic Change (without taking into account any limitations or restrictions on the Exercisability of this Warrant).

3.	REGISTRATION OF CORNELL SHARES.

We registered the shares underlying the Cornell debentures and the warrants, and we are required to keep the registration statement effective as long as the debentures and warrants are outstanding.

4.	CORNELL SECURITIES PURCHASE AGREEMENT.

We have agreed to take all steps necessary in our control to maintain the effectiveness and availability of an equity credit line that we already have from Dutchess Capital. We are limited in the number and value of puts we may make against the Dutchess equity credit line to aggregate gross proceeds of up to $500,000 per sixty (60) day period. However, if (a) the Registration Statement is effective, (b) no Event of Default has occurred, (c) the Closing Bid Price of our Common Stock is above $5 for five consecutive Trading Days, (d) the Closing Bid Price remains above $5.00 on the day a put is made, then we may exceed the limitation $500,000 and instead make up to two puts against the Dutchess equity line of credit per 30 day period using a volume matrix price formula contained in the Dutchess equity line of credit, the result of which is based on future stock volume and stock prices and it not determinable at this time.

We have reserved for issuance to Cornell 6,000,000 shares for issuance upon conversions of the Convertible Debentures and 2,100,000 shares for issuance upon exercise of the Warrants

5.	THE AMENDMENT TO THE CORNELL SECURITIES PURCHASE AGREEMENT.

At the request of the American Stock Exchange we added explicit language to the Securities Purchase Agreement to set forth that the aggregate number of shares that could be issued in the transaction with Cornell shall not be greater than 9,215,406 shares (which does not exceed 19.99% of the 46,308,573 outstanding shares of Common Stock as of the date of the Securities Purchase Agreement), until the Obligor's shareholders approve (without the vote of any shares acquired in this transaction and related transactions) the issuance of the Total Transaction Shares.

6.	TWO SECURITY AGREEMENTS.

We and two of our subsidiaries gave Cornell a security interest in some assets as long as the debentures are outstanding..

Parent Security Agreement.

In consideration of the debentures and warrant transactions, we granted to Cornell a security interest in:

(a)    All goods including, without limitation, machinery, equipment, furniture, furnishings, fixtures, signs, lights, tools, parts, supplies and motor vehicles of every kind and description owned by the Company or in which the Company may have.

(b)    All inventory including, but not limited to, all goods, wares, merchandise, parts, supplies, finished products, other tangible personal property, including such inventory as is temporarily out of Company's custody or possession and including any returns upon any accounts or other proceeds, including insurance proceeds, resulting from the sale or disposition of any of the foregoing;

(c)    All contract rights and general intangibles, including, without limitation, goodwill, trademarks, trade styles, trade names, leasehold interests, partnership or joint venture interests, patents and patent applications, copyrights, deposit accounts;

(d)    All documents, warehouse receipts, instruments and chattel paper of the Company;

(e)    All accounts and other receivables, instruments or other forms of obligations and rights to payment.

(f)    to the extent assignable, all rights under all present and future authorizations, permits, licenses and franchises issued or granted in connection with the operations of any of its facilities

(g)   except with respect to SCS Corporation and SCS Guinea SARL or any other interest, direct or indirect, that the subsidiaries may have or acquire in connection with Guinea, all equity interests, securities or other instruments in other companies, including, without limitation, any subsidiaries, investments or other entities (whether or not controlled); and;

(h)    all products and proceeds (including, without limitation, insurance proceeds) from the above-described Pledged Property.

(i)    The Pledged Property shall specifically exclude any and all interests in SCS Corporation and SCS Guinea SARL and any other interest, direct or indirect, now or in the future in connection with Guinea, and nothing herein shall be deemed to encumber any assets of either SCS Corporation or SCS Guinea SARL or any other interest, direct or indirect, that the subsidiaries may have or acquire in connection with Guinea.

Subsidiary Security Agreement.

In consideration of the debenture and warrant transactions, two of our subsidiaries, Trendsetter Production Company and HYD Resources Corporation, granted to Cornell a security interest in effectively all of their assets.

OIL AND GAS RESERVE DATA

Disclosure of our proven petroleum reserves are included in this Form 10-K in reliance on the report of Michael F. Stell, PE, SVP, Ryder Scott Company of Houston, Texas, given on the authority of that firm as petroleum consultant experts.

Our estimates of proved reserves are based on quantities of oil and gas reserves which current engineering data indicates are recoverable from known reservoirs under existing economic and operation conditions. Estimates of proved reserves are key elements in determining our depreciation, depletion and amortization expense and our full-cost ceiling limitation. Estimates of proved reserves are inherently imprecise because of uncertainties in projecting rates of production and timing of developmental expenditures, interpretations of geological, geophysical, engineering and production data and the quality and quantity of available data. Changing economic conditions also may affect our estimates of proved reserves due to changes in developmental costs and changes in commodity prices that may impact reservoir economics. We utilize independent reserve engineers to estimate our proved reserves. See Note 20 - “Oil and Gas Disclosures” in the Notes to the Consolidated Financial Statements.

Item 1A. Risk Factors.

You should carefully consider the following risk factors before purchasing our common stock. The risks and uncertainties described below are not the only ones we face. There may be additional risks and uncertainties that are not known to us or that we do not consider to be material at this time. If the events described in these risks occur, our business, financial condition and results of operations would likely suffer. This prospectus contains forward-looking statements that involve risks and uncertainties. Our actual results may differ significantly from the results discussed in the forward-looking statements. This section discusses the risk factors that might cause those differences.

Risks about the Oil and Gas Industry

OIL AND GAS PRICES ARE VOLATILE.

Our revenues, cash flow, operating results, financial condition and ability to borrow funds or obtain additional capital depend substantially on the prices that we receive for oil and gas production. Declines in oil and gas prices may adversely affect our financial condition, liquidity, ability to obtain financing and operating results. Lower oil and gas prices also may reduce the amount of oil and gas that we can produce economically. High oil and gas prices could preclude acceptance of our business model. Depressed prices in the future could have a negative effect on our future financial results. Historically, oil and gas prices and markets have been volatile, with prices fluctuating widely, and they are likely to continue to be volatile. Prices for oil and gas are subject to wide fluctuations in response to relatively minor changes in supply and demand, market uncertainty and a variety of additional factors that are beyond our control. These factors include:

-	the domestic and foreign supplies of oil;

-	the level of consumer product demand;

-	weather conditions;

-	political conditions in oil producing regions, including the Middle East;

Table of Contens

-	the ability of the members of the Organization of Petroleum Exporting Countries to agree to and maintain oil price and production controls;

-	the price of foreign imports;

-	actions of governmental authorities;

-	domestic and foreign governmental regulations;

-	the price, availability and acceptance of alternative fuels;

-	overall economic conditions.

These factors and the volatile nature of the energy markets make it impossible to predict with any certainty future oil and gas prices. Our inability to respond appropriately to changes in these factors could negatively affect our profitability.

INVESTMENT IN THE OIL AND GAS BUSINESS IS RISKY.

Oil and gas exploration and development are inherently speculative activities. There is no certain method to determine whether or not a given lease will produce oil or gas or yield oil or gas in sufficient quantities and quality to result in commercial production. There is always the risk that development of a lease may result in dry holes or in the discovery of oil or gas that is not commercially feasible to produce. There is no guarantee that a producing asset will continue to produce. Because of the high degree of risk involved, there can be no assurance that we will recover any portion of our investment or that our investment in leases will be profitable.

THERE ARE DRILLING AND OPERATIONAL HAZARDS.

      The oil and gas business involves a variety of operating risks, including:

-	blowouts, cratering and explosions;

-	mechanical and equipment problems;

-	uncontrolled flows of oil and gas or well fluids;

-	fires;

-	marine hazards with respect to offshore operations;

-	formations with abnormal pressures;

-	pollution and other environmental risks;

-	natural disasters.

Any of these events could result in loss of human life, significant damage to property, environmental pollution, impairment of our operations and substantial losses. Locating pipelines near populated areas, including residential areas, commercial business centers and industrial sites, could increase these risks. In accordance with customary industry practice, we will maintain insurance against some, but not all, of these risks and losses. The occurrence of any of these events not fully covered by insurance could have an adverse effect on our financial position and results of operations.

WE ARE SUBJECT TO GOVERNMENTAL REGULATIONS.

Oil and gas operations in the United States are subject to extensive government regulation and to interruption or termination by governmental authorities on account of ecological and other considerations. The Environmental Protection Agency of the United States and the various state departments of environmental affairs closely regulate gas and oil production effects on air, water and surface resources. Furthermore, proposals concerning regulation and taxation of the gas and oil industry are constantly before Congress. It is impossible to predict future proposals that might be enacted into law and the effect they might have on us. Thus, restrictions on gas and oil activities, such as production restrictions, price controls, tax increases and pollution and environmental controls may have an adverse effect on us.

THE OIL AND GAS INDUSTRY IS SUBJECT TO HAZARDS RELATED TO POLLUTION AND ENVIRONMENTAL ISSUES.

Hazards in the drilling and/or the operation of gas and oil properties, such as accidental leakage or spillage, are sometimes encountered. Such hazards may cause substantial liabilities to third parties or governmental entities, the payment of which could reduce distributions or result in the loss of our leases. Although it is anticipated that insurance will be obtained by third party operators for our benefit, we may be subject to liability for pollution and other damages due to environmental events which cannot be insured against due to prohibitive premium costs, or for other reasons. Environmental regulatory matters also could increase substantially the cost of doing business, may cause delays in producing oil and gas or require the modification of operations in certain areas.

Our operations are subject to numerous stringent and complex laws and regulations at the Federal, state and local levels governing the discharge of materials into the environment or otherwise relating to environmental protection. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of remedial requirements, and the imposition of injunctions to force future compliance.

The Oil Pollution Act of 1990 and its implementing regulations impose a variety of requirements related to the prevention of oil spills, and liability for damages resulting from such spills in United States waters. OPA 90 imposes strict joint and several liability on responsible parties for oil removal costs and a variety of public and private damages, including natural resource damages. While liability limits apply in some circumstances, a party cannot take advantage of liability limits if the spill was caused by gross negligence or willful misconduct or resulted from violation of a Federal safety, construction or operation regulation. If a party fails to report a spill or to cooperate fully in a cleanup, liability limits likewise do not apply. Even if applicable, the liability limits for offshore facilities require the responsible party to pay all removal costs, plus up to $75 million in other damages. For onshore facilities, the total liability limit is $350 million. OPA 90 also requires a responsible party at an offshore facility to submit proof of its financial ability to cover environmental cleanup and restoration costs that could be incurred in connection with an oil spill.

The Comprehensive Environmental Response, Compensation, and Liability Act, also known as the “Superfund” law, and analogous state laws impose joint and several liability on certain classes of persons that are considered to have contributed to the release of a “hazardous substance” into the environment. These parties include the owner or operator of the site where the release occurred, and those that disposed or arranged for the disposal of hazardous substances found at the site. Responsible parties under CERCLA may be subject to joint and several liability for remediation costs at the site, and may also be liable for natural resource damages. Additionally, it is not uncommon for neighboring landowners and other third parties to file tort claims for personal injury and property damage allegedly caused by hazardous substances released into the environment.

State and local statutes and regulations require permits for drilling operations, drilling bonds and reports concerning operations. In addition, there are state statutes, rules and regulations governing conservation matters, including the unitization or pooling of oil and gas properties, establishment of maximum rates of production from oil and gas wells and the spacing, plugging and abandonment of such wells. Such statutes and regulations may limit the rate at which oil and gas could otherwise be produced from our properties and may restrict the number of wells that may be drilled on a particular lease or in a particular field.

Risks About Our Business

GEOPOLITICAL INSTABILITY.

We conduct business in Guinea, which is in a region of the world where there have been recent civil wars, revolutionary wars, and internecine conflicts. Although Guinea is a peaceful nation, external or internal political forces could potentially create a political or military climate that might cause a change in political leadership or the outbreak of hostilities. Such a change could result in our having to cease our Guinea operations and result in the loss or delay of our rights under the PSA.

GEOPOLITICAL POLITICS.

We recently entered into a 2006 Production Sharing Contract with the Republic of Guinea. The government of the Republic of Guinea could unlawfully terminate this new contract.

WE MAY HAVE WRITE DOWNS OF OUR ASSETS DUE TO PRICE VOLATILITY.

SEC accounting rules require us to review the carrying value of our oil and gas properties on a quarterly basis for possible write down or impairment. Under these rules, capitalized costs of proved reserves may not exceed a ceiling calculated at the present value of estimated future net revenues from those proved reserves. Capital costs in excess of the ceiling must be permanently written down. A decline in oil and natural gas prices could cause a write down which would negatively affect our net income.

ESTIMATES OF OIL AND GAS RESERVES ARE UNCERTAIN AND MAY VARY SUBSTANTIALLY FROM ACTUAL PRODUCTION.

We do not have any reserve reports or geology or petroleum engineering reports related to our foreign property. We do have a third-party reserve report for our Louisiana properties. There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting future rates of production and timing of expenditures, including many factors beyond our control. A reserve report is the estimated quantities of oil and gas based on reports prepared by third party reserve engineers. Reserve reporting is a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact manner. The accuracy of any reserve estimate is a function of the quality of available geological, geophysical, engineering and economic data and the precision of engineering and judgment. As a result, estimates of different engineers often vary. The estimates of reserves, future cash flows and present value are based on various assumptions, including those prescribed by the SEC relating to oil and natural gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds, and are inherently imprecise.

THE UNAVAILABILITY OR HIGH COST OF DRILLING RIGS, EQUIPMENT, SUPPLIES, PERSONNEL AND OILFIELD SERVICES COULD ADVERSELY IMPACT US.

Drilling activity offshore Guinea will require that we have access to an offshore drilling rig. Either unavailability, shortages or increases in the cost of drilling rigs, equipment, supplies or personnel could delay or adversely affect our Guinea operations. There can be no assurance that we will be able to obtain the necessary equipment or that services will be available at economical prices.

FAILURE TO FIND OIL AND GAS.

We may not be able to find oil and gas in commercial quantities, and if not, our future revenue potential would be substantially reduced.

WE MAY BE UNABLE TO ACQUIRE OIL AND GAS LEASES.

To engage in oil and gas exploration, we must first acquire rights to conduct exploration and recovery activities on identified prospects. We may not be successful in acquiring farmouts, permits, lease options, leases or other rights to explore for or recover oil and gas. Other major and independent oil and gas companies with financial resources significantly greater than ours may bid against us for the purchase of oil and gas leases. If we or our subsidiaries are unsuccessful in acquiring these leases, permits, options and other interests, our prospect inventory for exploration and drilling could be significantly reduced, and our business, results of operations and financial condition could be substantially harmed.

EXPANSION OF OUR EXPLORATION PROGRAM WILL REQUIRE CAPITAL FROM OUTSIDE SOURCES.

We do not currently have the financial resources to explore and drill all of our currently identified prospects. Absent raising additional capital or entering into joint venture agreements, we will not be able to increase our exploration and drilling operations at the projected rate. This could limit the size of our business. There is no assurance that capital will be available in the future to us or that capital will be available under terms acceptable to us. We will need to raise additional money, either through the sale of equity securities (which could dilute the existing stockholders' interest), through the entering of joint venture agreements (which, while limiting our risk, could reduce our ownership interest in particular assets), or from borrowings from third parties (which could result in additional assets being pledged as collateral and which would increase our debt service requirements).

Additional capital could be obtained from a combination of funding sources, many of which could have an adverse effect on our business, results of operations and financial condition. These potential funding sources, and the potential adverse effects attributable thereto, include:

-	cash flow from operating activities, which is sensitive to prices we receive for oil and natural gas and the success of current and future operations;

-	borrowings from financial institutions, which may subject us to certain restrictive covenants, including covenants restricting our ability to raise additional capital or pay dividends;

-
debt offerings, which would increase our leverage and add to our need for cash to service such debt (which could result in additional assets being pledged as collateral and which could increase our debt service requirements);

-	additional offerings of equity securities, which would cause dilution of our common stock;

-	sales of prospects generated by the exploration program, which would reduce future revenues from that program;

-	additional sales of interests in our projects, which could reduce future revenues.

Our ability to raise additional capital will depend on the results of operations and the status of various capital and industry markets at the time such additional capital is sought. Capital may not become available to us from any particular source or at all. Even if additional capital becomes available, it may not be on terms acceptable to us. Failure to obtain additional financing on acceptable terms may have an adverse effect on our business, results of operations and financial condition.

WE HAVE COMPETITION FROM OTHER COMPANIES.

A large number of companies and individuals engage in drilling for gas and oil, and there is competition for the most desirable prospects. We will encounter intense competition from other companies and other entities in the sale of our gas and oil production. We could be competing with numerous gas and oil companies which may have financial resources significantly greater than ours. Further, the quantities of gas and oil to be delivered by us may be affected by factors beyond our control, such as the inability of the wells to deliver at the necessary quality and pressure, premature exhaustion of reserves, changes in governmental regulations affecting allowable production and priority allocations, and price limitations imposed by Federal and state regulatory agencies.

WE DEPEND ON INDUSTRY VENDORS AND MAY NOT BE ABLE TO OBTAIN ADEQUATE SERVICES.

We are and will continue to be dependent on industry vendors for the success of our oil and gas exploration projects. These contracted services include, but are not limited to, accounting, drilling, completion, workovers (remedial down hole work on a well) and reentries (entering an existing well and changing the direction and/or depth of a well), geological evaluations, engineering, leasehold acquisition (landmen), operations, legal, investor relations/public relations, and prospect generation. We could be harmed if we fail to attract quality industry vendors to participate in the drilling of prospects which we identify or if our industry vendors do not perform satisfactorily. We often have, and will continue to have, little control over factors that would influence the performance of our vendors.

WE RELY ON THIRD PARTIES FOR PRODUCTION SERVICES AND PROCESSING FACILITIES.

The marketability of our production depends upon the proximity of our reserves to, and the capacity of, facilities and third party services, including oil and natural gas gathering systems, pipelines, trucking or terminal facilities, and processing facilities. The unavailability or lack of capacity of such services and facilities could result in the shut-in of producing wells or the delay or discontinuance of development plans for properties. A shut-in or delay or discontinuance could adversely affect our financial condition. In addition, Federal and state regulation of oil and natural gas production and transportation affect our ability to produce and market oil and natural gas on a profitable basis.

OUR APPROACH TO TITLE ASSURANCE COULD ADVERSELY AFFECT OUR BUSINESS AND OPERATIONS.

We intend to purchase oil and gas interests and leases from third parties or directly from the mineral fee owners as the inventory upon which we will perform our exploration activities. The existence of a title deficiency can render a lease worthless and can result in a large expense to us. Title insurance covering the mineral leaseholds is not generally available and in all instances, we forego the expense of retaining lawyers to examine the title to the mineral interest to be placed under lease or already placed under lease until the drilling block is assembled and ready to be drilled. We rely upon the judgment of oil and gas lease brokers or experienced landmen who perform the field work in examining records in the appropriate governmental office before attempting to acquire or place under lease a specific mineral interest. This is customary practice in the oil and gas industry. However, if there is a defect in title, the amount that we paid for such oil and gas leases or interests is generally lost. If the defective lease covers acreage which is critical to the success of a particular project, the loss could have an adverse effect by making the target area potentially not drillable.

RISKS RELATED TO OUR FINANCIAL OPERATIONS

WE HAVE A HISTORY OF LOSSES.

We have experienced substantial operating losses. We expect to incur significant operating losses until sales increase. We will also need to raise sufficient funds to finance our activities. We may be unable to achieve or sustain profitability.

WE HAVE AN ACCUMULATED DEFICIT AND MAY INCUR ADDITIONAL LOSSES.

We have a substantial accumulated deficit. We may not be able to meet our debts as they become due. If we are unable to generate sufficient cash flow or obtain funds to pay debt, we will be in default.

WE MAY EXPERIENCE POTENTIAL FLUCTUATIONS IN RESULTS OF OPERATIONS.

Our future revenues may be affected by a variety of factors, many of which are outside our control, including (a) the success of project results; (b) swings in availability of drilling services needed to implement projects and the pricing of such services; (c) a volatile oil and gas pricing market which may make certain projects that we undertake uneconomic; (d) the ability to attract new independent professionals with prospects in a timely and effective manner; and (e) the amount and timing of operating costs and capital expenditures relating to conducting our business operations and infrastructure. As a result of our limited operating history and the emerging nature of our business plan, it is difficult to forecast revenues or earnings accurately, which may fluctuate significantly from quarter to quarter.

IF WE CANNOT OBTAIN ADDITIONAL FINANCING, WE MAY HAVE TO CURTAIL OPERATIONS AND MAY ULTIMATELY CEASE TO EXIST.

Our financial statements reflect recurring, ongoing and substantial yearly net losses, and negative cash flows from operations. These conditions require sufficient additional funding or alternative sources of capital to meet our working capital needs. We have raised capital by selling common stock, issuing convertible debentures and our equity line of credit which will also requires us to issue common stock. However, future financing may not be available in amounts or on terms acceptable to us, if at all. If we cannot raise funds on acceptable terms, or achieve positive cash flow, we may be forced to curtail operations or may ultimately cease to exist.

WE MAY NOT BE ABLE TO RAISE THE REQUIRED CAPITAL TO CONDUCT OUR OPERATIONS; EQUITY LINE OF CREDIT.

We may require additional capital resources in order to conduct our operations. If we cannot obtain additional funding, we may make reductions in the scope and size of our operations. In order to grow and expand our business, and to introduce our services to the marketplace, we will need to raise additional funds. We have an equity line of credit. We have made 5 puts on the equity line of credit since February 2006 in the aggregate amount of $967,000. At October 10, 2006, the remaining amount available for us to draw down on the equity line of credit is $19,032,900. The equity line of credit expires in February 2009, after which we will not be able to draw down on the equity line of credit even if has not been fully utilized by us. The Cornell agreements limit our use of the equity line of credit. Whether as a result of the Cornell Agreements or as a result of our discretion, between now and February 2009, we may not have drawn down the full $19,032,900 currently available in the equity line of credit.

RISKS ABOUT OUR SECURITIES

WE MAY ISSUE ADDITIONAL SHARES OF COMMON STOCK IN THE FUTURE, WHICH COULD CAUSE DILUTION TO ALL SHAREHOLDERS.

We may seek to raise additional equity capital in the future. Any issuance of additional shares of our common stock will dilute the percentage ownership interest of all shareholders and may dilute the book value per share of our common stock.

SHAREHOLDERS COULD INCUR NEGATIVE IMPACT DUE TO THE REMOVAL OF THE LEGEND ON A SIGNIFICANT PERCENTAGE OF OUR OUTSTANDING SHARES OF COMMON STOCK, OR THE EXERCISE OF OPTIONS AND WARRANTS.

As of June 30, 2006, approximately 9,225,938 shares of our common stock was restricted stock, some of which was eligible to be sold immediately pursuant Rule 144 of the Securities Act of 1933, as amended. We have outstanding warrants and options to purchase 8,421,902 shares of our common stock. If these options and warrants are exercised, the underlying shares will ultimately become subject to resale pursuant to Rule 144. We do not know when or if these options will be exercised. In the event that a substantial number of these shares are offered for sale in the market by several holders, the market price of our common stock could be adversely affected.

OUR MANAGEMENT CONTROLS A SIGNIFICANT PERCENTAGE OF OUR CURRENT OUTSTANDING COMMON STOCK; THEIR INTERESTS MAY CONFLICT WITH THOSE OF OUR SHAREHOLDERS.

Our Directors and Executive Officers and their affiliates collectively and beneficially owned approximately 35 % of our outstanding common stock voting control (including voting Series B Preferred Stock. This concentration of voting control gives our Directors and Executive Officers and their respective affiliates substantial influence over any matters which require a shareholder vote, including, without limitation, the election of Directors, even if their interests may conflict with those of other shareholders. It could also have the effect of delaying or preventing a change in control of or otherwise discouraging a potential acquirer from attempting to obtain control of us. This could have an adverse effect on the market price of our common stock or prevent our shareholders from realizing a premium over the then prevailing market prices for their shares of common stock.

IF WE ISSUE COMMON STOCK PURSUANT TO THE EQUITY LINE OF CREDIT, THEN EXISTING STOCKHOLDERS MAY EXPERIENCE SIGNIFICANT DILUTION.

We utilize an equity line of credit. The sale of shares pursuant to equity line of credit will have a dilutive impact on our stockholders. As a result, our net income per share could decrease in future periods, and the market price of our common stock could decline. In addition, the lower our stock price at the time we exercise draw down on the equity line of credit, the more shares we will have to issue. If our stock price decreases, then our existing stockholders would experience greater dilution.

IMPACT OF THE EQUITY LINE OF CREDIT

As we draw down on the equity line of credit, our common stock will be purchased at or less than the then market price. Sales of such common stock could cause the market price of our common stock to decline.

IF WE ISSUE COMMON STOCK PURSUANT TO CORNELL'S CONVERSION OF DEBENTURES OR EXERCISE OF WARRANT, THEN EXISTING STOCKHOLDERS MAY EXPERIENCE SIGNIFICANT DILUTION.

The conversion into shares pursuant to Cornell debentures and warrants will have a dilutive impact on our stockholders. As a result, our net income per share could decrease in future periods, and the market price of our common stock could decline. In addition, the lower our stock price at the time we exercise draw down on the equity line of credit, the more shares we will have to issue. If our stock price decreases, then our existing stockholders would experience greater dilution.

OUR STOCK PRICE IS HIGHLY VOLATILE AND YOU MAY LOSE SOME OR ALL OF YOUR INVESTMENT.

Trading prices of our common stock may fluctuate in response to a number of events and factors, such as:

-	general economic conditions changes in interest rates;

-	conditions or trends in the oil and gas business;

-	fluctuations in the stock market in general and market prices for oil and gas companies in particular;

-	quarterly variations in our operating results;

-	new products, services, innovations, and strategic developments by our competitors or us, or business combinations and investments by our competitors or us;

-	changes in environmental regulation;

-	changes in our capital structure, including issuance of additional debt or equity to the public;

-	additions or departures of our key personnel;

-	corporate restructurings, including layoffs or closures of facilities;

-	certain analyst reports, news and speculation.

WE DO NOT INTEND TO PAY DIVIDENDS IN THE FORESEEABLE FUTURE; THEREFORE, YOU MAY NEVER SEE A RETURN ON YOUR INVESTMENT.

We do not anticipate the payment of cash dividends on our common stock in the foreseeable future. We anticipate that any profits from our operations will be devoted to our future operations. Any decision to pay dividends will depend upon our profitability at the time, cash available and other factors.

SINCE WE HAVE NOT PAID ANY DIVIDENDS ON OUR COMMON STOCK AND DO NOT INTEND TO DO SO IN THE FUTURE, A PURCHASER OF OUR COMMON STOCK WILL ONLY REALIZE A GAIN ON THEIR INVESTMENT IF THE MARKET PRICE OF OUR COMMON STOCK INCREASES.

We have never paid, and do not intend to pay, any cash dividends on our common Stock for the foreseeable future. An investor in this offering, in all likelihood, will only realize a profit on their investment if the market price of our common stock increases in value.

MATERIAL RISKS RELATED TO OUR CORPORATE GOVERNANCE

OUR DIRECTORS AND OFFICERS HAVE RIGHTS TO INDEMNIFICATION.

The Delaware General Corporation Law provides that we will indemnify our directors and officers if they are a party to any civil or criminal action. This may discourage claimants from making claims against the directors and officers even if the claims have merit. The cost of indemnification could be high.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors, officers and controlling persons pursuant to the foregoing provisions, we have been advised that in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Item 1B. Unresolved Staff Comments.

None.

Item 2.  Properties.

Description of Oil and Gas Properties--Foreign.

We are engaged in oil and gas operations. In West Africa, offshore Guinea, we are engaged in oil and gas geophysical exploration. We have not yet done any drilling off the coast of Guinea.

In 2002 USOil negotiated a Production and Sharing Agreement (“2002 PSA”) with the Republic of Guinea which USOil farmed out 100% of the rights and obligations of to SCS on December 10, 2002. This 2002 PSA gave exclusive rights for exploration and production across the concession of 16 million acres. All of our work from 2002 until June 27, 2005 led up to our request for a drilling. A permit was not immediately issued as expected in July of 2005 as claims were made by USOil stating the 2002 PSA was terminated. This resulted in us filing a lawsuit against USOil (See the Legal Disclosure for USOil Corporation). At the request of the Government of Guinea, we negotiated a production sharing contract directly between SCS Corporation and the Republic of Guinea. After over 14 months of work directly with the Government of Guinea, we and Guinea entered into a new 2006 Production Sharing Contract (2006 PSC) directly with Guinea. As of the filing of this 10K, we have exclusive rights to explore, develop, and produce approximately 33,000 square miles of Guinea’s offshore territory.  All time frames to achieve our exploration work according to the 2006 PSC begin with the effective date of September 22, 2006.

The minimum remaining term of our new 2006 PSC with Guinea is described as follows: The first exploration period is for two years with two one year extensions available for a total of 4 years for the first exploration period.  In the first exploration period we are required to acquire, evaluate, and analyze 2D or 3D seismic with an estimated minimum expenditure of $10MM.  The second exploration period starts after the end of the first and is for 4 years with and extension of 4 years for a total of 8 years. In the second exploration period we are required to acquire additional 2D or 3D seismic, evaluate it and analyze it with an estimated minimum cost of $6MM, and drill 2 exploration wells for an estimate minimum cost of $15MM to $20MM each.  Fulfilling the work obligation in all cases exempts us from fulfilling any minimum expenditure obligation. We have the right to perform 2nd exploration period work such as drilling in the first exploration period and such work will accrue to the requirements in the second exploration period.  Once we determine an area to be capable of commercial production, SCS can secure as many “Exploitation Areas” it can find in a shape defined by us.  Each “Exploitation Area defined  as a contiguous block surrounding a discovery shall be 500 square kilometers in size. Each Exploitation Area is held for 25 years but if we show the area can still produce we will get two additional extensions for 10 years each so the total exploitation period becomes effectively 45 years.  Each well has its own exploitation period that starts when it begins producing.

Upon the government entering our new contract into government law, as described under article 5.1 and 5.2 of the new 2006 PSC, we will surrender our exclusive rights under this contract area to approximately 22,000 square miles of the 33,000 square miles and then our contract area with respect to this new contract will govern an area of our choosing from the 33,000 square miles totaling approximately 11,000 square miles.  At that time, should this occur we will have another category of asset whereby we retain priority rights of participation to this 22,000 square mile area and all the work requirements above will pertain specifically to the exclusive rights area we choose of approximately 11,000 square miles.

Contract Area

The Contract Area represented on the attached map consists of an area deemed equal to approximately 80,000 sq. km.

The points indicated on this map are defined hereinafter with WGS 84 (World Geodetic System 1984) datum.

Point	Latitude Longitude
A	10:49:55:N	15:10:33:W
B	10:39:49:N	15:20:32:W
C	10.39:49:N	15.34:16:W
D	09.23:27:N	17:35:00:W
E	08.30:00:N	17.30:00:W
F	08.10:00:N	16:30:00:W
G	08.35:00:N	15:30:00:W
H	08.10:30:N	14:21:12:W
I	09:00:50:N	13:23:54:W

The coastal boundary is the line between Point A and Point I wherever the water depth is greater than 25 meters.

Description of Oil and Gas Properties--Domestic.

Beginning in 2004, in Louisiana (onshore), we started drilling for and produced oil. During that time we also started drilling for gas, sometimes in the same borehole as was drilled for oil. As of June 30, 2006, we drilled in Louisiana an aggregate of 8 wells, and reworked 8 shut in wells that predate our acquisition of the leases. We financed our Louisiana drilling and production operations from internal resources and by selling some of the working interest in oil and gas leases to investors, while retaining a portion of the working interest for ourselves.

Our domestic energy operations are conducted by our business segment HYD Resources (“HYDR”). HYDR provides drilling, work over and construction services internally and to third parties. It also operates oil properties. HYDR has approximately 518 acres of land under lease for oil and gas development. Of this total, leases held by production total approximately 234 acres . The leases held by production include the Kelly lease in La Salle Parish, in which we own 70% working interest, and two Magee Smith leases in Concordia Parish, in which we own 100% working interest.

Reserves Reported To Other Agencies.

We did not report any estimates of total, proved net oil or gas reserves to any other federal authority or agency.

Production.

The average sales price (including transfers) per unit of oil produced in fiscal 2006 was $62.59 per barrel.

Lifting Costs.

The average production cost (lifting cost) per barrel of oil produced in fiscal 2006 was $30.19 per barrel. We expect this cost to decrease as additional production is brought online.

Productive Crude Oil Wells and Natural Gas Wells.

The number of productive crude oil and natural gas wells in which we held an interest as of June 30, 2006 was as follows:

June 30, 2006	(1) Gross	(2) Net
Crude Oil Wells:

United States
Onshore	3	2.7

International:

Guinea
Offshore	0	0
Total	3	2.7

(1)  Productive wells are producing wells and wells capable of production. A gross well is a well in which a working interest is owned. The number of gross wells is the total number of wells in which a working interest is owned.
(2)  A net well is deemed to exist when the sum of fractional ownership working interests in gross wells equals one. The number of net wells is the sum of the fractional working interests owned in gross wells expressed as whole numbers and fractions thereof. One or more completions in the same borehole are counted as one well in this table.

Acreage.

The developed and undeveloped acreage (including both leases and concessions) that we held as of June 30, 2006 are as follows:

	Developed Acreage (1) (2)		Undeveloped Acreage (2) (3)
Location	Gross Acres	Net Acres	Gross Acres	Net Acres
United States
Onshore

Louisiana	234	229	284	272

Foreign
Offshore

Guinea	0	0	16,000,000	13,120,000
Total	234	229	16,000,284	13,120,272

(1)  Developed acreage is acreage spaced or assignable to productive wells.
(2) A gross acre is an acre in which a working interest is owned. A net acre is deemed to exist when the sum of fractional ownership working interests in gross acres equals one. The number of net acres is the sum of the fractional working interests owned in gross acres expressed as whole numbers and fractions thereof. Undeveloped acreage is considered to be those leased acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of crude oil and natural gas regardless of whether or not such acreage contains proved reserves.
(3) Included within undeveloped acreage are those leased acres (held by production under the terms of a lease) that are not within the spacing unit containing, or acreage assigned to, the productive well so holding such lease.

Net Exploratory and Development Wells.

The following table sets forth, as of June 30, 2006, the number of net exploratory and development wells we drilled in the fiscal year ended June 30, 2006. An exploratory well is a well drilled to find and produce crude oil or natural gas in an unproved area, to find a new reservoir in a field previously found to be productive of crude oil or natural gas in another reservoir, or to extend a known reservoir. A development well, for purposes of the following table is a well drilled within the proved area of a crude oil or natural gas reservoir to the depth of a stratigraphic horizon known to be productive. The number of wells drilled refers to the number of wells completed at any time during fiscal 2006, regardless of when drilling was initiated. Completion refers to the installation of permanent equipment for the production of crude oil or natural gas, or in the case of a dry hole, to the reporting of abandonment to the appropriate agency.

	Net Exploratory Wells				Net Development Wells
	Productive (1)		Dry (2)		Productive (1)		Dry (2)
Year Ended June 30, 2006	US	Int'l	US	Int'l	US	Int'l	US	Int'l

		0	1	0	1	0	0	0
____________________________
(1)	A productive well is an exploratory or development well that is not a dry hole.

(2)	A dry hole is an exploratory or development well determined to be incapable of producing either crude oil or natural gas in sufficient quantities to justify completion as an oil or gas well.

Drilling In Progress

At June 30, 2006, there was no drilling in progress.

Delivery Commitments--Offshore Guinea.

When, if and as there is production in Guinea that falls under the terms of the 2006 PSC, a 10% royalty will be paid to the Republic of Guinea.  Of the remaining 90% of the first production, 75% comes to us for cost recovery and 25% goes to Guinea, then up to the first 100,000 barrel per day of production we get 60% and Guinea gets 40%. Over 100,000 barrels per day of production, Guinea gets 60% and we get 40%.

Delivery Commitments--Onshore Louisiana.

We have no domestic delivery commitments.

Description of Physical Facilities--Description of Operations Center in Louisiana.

We own 7/10 acre of highway frontage land containing a metal building of approximately 7,000 square feet that we use for our oil and gas operations in Jena, Louisiana. In December 2005, we paid $50,000 for this property. The property is well located and well suited to facilitate the organization and mobilization of our oil and gas drilling and production in Louisiana.

Description of Physical Facilities--Description of Administrative Office Property.

Our executive and administrative offices are located at One Sugar Creek Center Blvd., Suite 125, Sugar Land, Texas 77478 where we lease 6,752 square feet of space. The lease term was amended to 87 months commencing on August 1, 2006. We will get 3 months of free rent.  We have prepaid 3 months of rent and given the landlord a $75,000 letter of credit for 24 months to secure the cost of the build-out. The letter of credit will be released after 24 months. The monthly rent is $11,816 per month. As of June 30, 2006, the buildout has not been completed. The buildout was completed in August 2006.

Item 3. Legal Proceedings.

Dixon Financial Services.

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

This suit alleged breach of contract for failure to deliver share certificates in the name of Dixon Financial Services for 574,500 shares of our stock which were held in a nominee name. In 2000, The Erin Oil Exploration parties, including their attorneys, brought suit against us, wrongfully claiming that the shares were subject to their claims against other persons and obtained a temporary restraining order preventing the transfer of the shares. Fidelity Transfer, as our transfer agent, refused to transfer the shares to Dixon because of the restraining order. We set aside the temporary restraining order as to the shares and the shares were not subject to a later temporary injunction. However, legal counsel for the Erin Oil parties wrongfully asserted to Fidelity Transfer that the shares were subject to the injunction and Fidelity Transfer refused to transfer the shares to Dixon Financial for a period of at least three months during which the share price dropped from more than $6.00 a share to slightly more than $1.00 per share. We and Dixon Financial brought claims against the Erin Oil parties and their legal counsel for their wrongful conduct. The Erin Oil legal counsel asserted a litigation privilege under Texas law. The Erin Oil parties and their legal counsel filed motions for summary judgment asserting the litigation privilege as a bar to liability. The trial court granted all such motions for summary judgment.

Fidelity Transfer asserted that it was not subject to jurisdiction in Texas and we determined that Fidelity Transfer was not currently solvent for purposes of any judgment against it in this matter. Fidelity Transfer is no longer a party to this lawsuit at this time, but we have a formal agreement allowing us to pursue recovery against Fidelity Transfer at a later time.

At the end of April 2005, we and Dixon Financial entered into an agreement to settle and resolve this litigation. The agreement provides, among other things, that since the claims of both Dixon Financial and us against the Erin Oil parties and their legal counsel are similar, that we will bear the cost of appealing the summary judgments granted to the Erin Oil parties on the litigation privilege defense to liability. The agreement further provides that we agree to a judgment in the amount of $2,015,264 for the failure to deliver the shares into the name of Dixon Financial. However, Dixon Financial has agreed that it will not abstract or otherwise seek to enforce the agreed judgment, except in the event that the appeal is unsuccessful or the Erin Oil parties are determined not to be liable for any other reason. If the appeal is unsuccessful, we and Dixon Financial have agreed that we will pay the sum of $240,000 payable in the amount of $10,000 per month for a period of 24 months. This agreement is subject to court approval. We reasonably believe that our liability, if any, will not arise prior to September 2007. In the event that the appeal is successful, we will not be obligated to pay any amount of money other than legal fees and expenses. If the appeal is successful, we will seek to recover our damages and costs from the Erin Oil parties and their legal counsel. The Erin Oil parties' legal counsel has insurance which has been providing a defense and which may pay for any liability awarded against the Erin Oil parties' counsel.

The proposed agreed judgment described above was submitted to the court in May 2005.  As of September 25, 2006, the Court entered an order in June 2006 severing some of the Erin Oil parties from the main case so that the summary judgments entered in favor of those parties could be appealed. That appeal is proceeding. The remainder of the case is set for trial on the issue of damages in December 2006. Once judgment is entered in the main case, we will seek to combine the appeals in the same court of appeals for resolution. An opinion from the court of appeals on the appealed issues is not anticipated prior to September 2007.

Wellington, LLC.

On April 9, 2001, we were named as a defendant in a lawsuit styled Wellington, LLC vs. Hyperdynamics Corporation et al. Civil Action# 18811-NC, The Court of Chancery of Delaware.

The Plaintiff claims that we did not carry out conversion of Series A preferred stock to common stock. On August 9, 2002 Plaintiff, Defendant, and their respective counsels executed an “Agreement for Transfer of Claims in Delaware Action to Georgia. Subsequently, the lawsuit was moved in its entirety to Atlanta, Georgia to be litigated under the lawsuit discussed below. Under the agreement, the Plaintiff in the Delaware action, Wellington, LLC. would become the Defendant in Atlanta. During the fiscal year ended June 30, 2004, the Court of Chancery of Delaware dismissed the Delaware case.

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

We filed our First Amended Complaint against Defendants on September 12, 2002 in which we presented thirteen counts for Causes of Action against defendants including “Violations of Georgia Racketeer Influenced and Corrupt Organizations” (RICO) Act (O.C.G.A. SS 16-14-1, ET SEO).

We believe that more than one of the Defendants worked together to create the appearance of providing initial long term financing ($3,000,000) and additional financing commitments (up to additional $5,000,000), all from reputable sources, while the Defendants' real plan was to manipulate our stock through contractually prohibited short selling and multiple breaches of the contractually agreed to selling covenants.

We are subject to counterclaims in this Georgia litigation. The counterclaimants allege that Hyperdynamics and its Officers and Directors breached their fiduciary duties to shareholders and committed other tortuous acts. We intend to continue to vigorously pursue damages and defend all counterclaims. Discovery is being primarily focused on jurisdictional issues at this time. During the litigation we have made numerous claims of discovery abuse resulting in certain defendants and defense attorney's involved being sanctioned by the court. They have filed for sanctions against us as well. The court dismissed all non-Georgia defendants. We have filed a notice of appeal of that ruling. As of September 30, 2006, no ruling has occurred.

USOil Corporation.

On July 29, 2005, our wholly owned subsidiary filed a lawsuit styled SCS Corporation, Plaintiff v. USOil Corporation, Defendant; Cause No. 2005-49205; in the 333rd Judicial District Court of Harris County, Texas. With regard to our contract with USOil for a 100% farmout of the December 2002 Production Sharing Agreement between USOil and the Republic of Guinea, we allege breach of contract, fraud, negligent misrepresentation, and we seek a declaratory judgment and damages of over $12,000,000 and lost profits which we believe can easily exceed hundreds of millions of dollars. Early responses from the defendant indicated a general denial, that the 2002 PSA had been terminated by the government of Guinea, and a claim that we owe them $1,600,000. We have added two defendants, Dinesh Shukla and Joseph R. Delawa.  The suit remains in discovery at the date of filing this 10K.

Trendsetter Investors, LLC

On March 8, 2006, a lawsuit was filed against us styled Trendsetter Investors, LLC, Plaintiff vs. Hyperdynamics Corporation, Trendsetter Production Co., Kent Watts, Michael Watts, Christopher Watts and Harry Briers, Defendants; Civil Action No. H 06-0746; in the United States District Court for the Southern District of Texas, Houston Division.

The Plaintiff alleges Fraud or Deceit in the Sale of Securities, Common Law Fraud, Fraud by Omission and Control Person Liability. Plaintiff seeks unspecified monetary damages. We deny all their allegations and are vigorously defending ourselves. We have filed a motion to dismiss on behalf of all defendants. The case is currently stayed by the Court pending a ruling on these motions to dismiss. We believe this plaintiff's shareholders are one and the same as the members of a control group (the "Manning Group") led by Mr. Jack Manning. Manning is a Houston based attorney and has been a supporter of Hyperdynamics Corporation in the past. In private equity deals since April of 2003, he and his group have purchased common stock in the price range of $.15 to $.80 per share. We believe that the Manning Group through the circumstances surrounding the Trendsetter LLC working interest investment, has an agenda to unjustly enrich themselves through our securities. We are considering counter claims against Trendsetter LLC and each member of the Manning Group. We have significant concerns that they collectively have or have had over 10% of our common stock and they have been acting in concert, making them an undisclosed affiliate group. As of September 30,2006, the suit is in discovery.

Manning, Moore, Long

On May 5, 2006 a lawsuit was served styled Jack Manning, Sue Manning, Stephen Moore and Geoffrey Long, Plaintiffs versus Hyperdynamics Corporation and Kent Watts, defendants. The suit was filed in the 189th District Court of Harris County, Texas with cause no. 2006-22135. The Plaintiff alleges they had the pre-emptive right to invest in Hyperdynamics Corporation's common stock. We deny all their allegations and will vigorously defend ourselves and are evaluating all possible counter claim actions. We believe this lawsuit is tied to the Trendsetter LLC litigation discussed above, and is a part of their groups' concerted attack on the company as a strategy to receive undue enrichment in the form of our common stock. We have exchanged the first round of written discovery and intend to conduct additional discovery, including depositions.

Of far more importance to us is that this group may have been or is now acting together in concert since as far back as April 2003 when they funded a bridge loan and collectively invested and purchased 2,878,969 shares of common stock. At that time there were approximately 27,000,000 shares of common stock outstanding. This would have given them greater than 10% of the outstanding common stock of the company. In review of our records, during the period of time between October of 2003 through approximately the end of March of 2004, this group dramatically increased their holdings of Hyperdynamics Corporation's common stock. Based on concerted actions since then, we are seriously evaluating all corroborating information concerning the possibility that their group is an undisclosed affiliate of Hyperdynamics Corporation. As of September 30,2006, the suit is in discovery.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Price Range of Common Stock.

Our common stock is traded on the American Stock Exchange under the trading symbol ““HDY”. The following table sets forth the quarterly high and low bid prices per share for the common stock, as reported by the OTCBB (our previous trading market) or the AMEX as the case may be. The bid prices reflect inter-dealer quotations, do not include retail markup, markdown, or commission and do not necessarily reflect actual transactions.

	High Bid	Low Bid
Fiscal 2004

First Quarter	$2.1400	$0.7300
Second Quarter	2.2500	1.4100
Third Quarter	3.7200	1.5100
Fourth Quarter	3.0200	2.2700

Fiscal 2005

First Quarter	$2.7200	$1.7600
Second Quarter	3.5000	2.1700
Third Quarter	3.4000	1.7500
Fourth Quarter	3.2000	1.9900

Fiscal 2006

First Quarter	$2.5700	$0.8700
Second Quarter	2.3700	1.09000
Third Quarter	3.4200	1.6800
Fourth Quarter	3.4200	2.0500

On October 10, 2006, the last price for our common stock as reported by the AMEX was $2.96 per share. On October 10, 2006, there were approximately 205 stockholders of record of the common stock.

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

Recent Sales of Unregistered Securities

During the last quarter of 2006, we issued unregistered securities in transactions summarized below.

In April 2006, Hyperdynamics issued 125,000 shares of restricted common stock for the exercise of warrants from two individuals and received proceeds of $72,000. This was a private placement made in reliance of Section 4(2) of the Act.

In April 2006, Hyperdynamics issued 15,000 shares of restricted common stock to a consultant for services rendered. The services were valued at $48,000. This was a private placement made in reliance of Section 4(2) of the Act.

Item 6. Selected Financial Data.

The selected historical consolidated financial data set forth below for each of the years in the five-year period ended June 30, 2006 has been derived from our audited consolidated financial statements. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

	Years Ended June 30,
	2006	2005	2004	2003	2002
		(in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Sales	$656	$173	$38	$468	$356
Loss before interest and income taxes	(5,041)	(4,900)	(3,117)	(2,415)	(3,013)
Net loss chargeable to common shareholders	(7,253)	(5,344)	(3,678)	(2,645)	(3,181)

Basic and diluted loss per common share	$(0.17)	$(0.13)	$(0.12)	$(0.12)	$(0.18)
Weighted average shares outstanding	43,318,773	41,646,844	31,938,926	22,580,526	17,426,561

Working capital (deficit)	142	$(1,413)	$1,625	$(1,267)	$(724)
Capital expenditure (deficit)	3,176	(2,890)	2,973	147	(5,250)
Long-term liabilities	67	135	726	256	183
Stockholders’ equity	4,608	3,146	4,660	(317)	367
Total Assets	8,679	5,209	7,283	1,480	1,425

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION

We are including the following cautionary statement to make applicable and take advantage of the safe harbor provision of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by us, or on our behalf. This prospectus contains forward-looking statements. Forward-looking statements include statements concerning plans, objectives, goals, strategies, expectations, future events or performance and underlying assumptions and other statements, which are other than statements of historical facts. Certain statements contained herein are forward-looking statements and, accordingly, involve risks and uncertainties, which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. Our expectations, beliefs and projections are expressed in good faith and we believe them to have a reasonable basis, including without limitations, our examination of historical operating trends, data contained in our records and other data available from third parties, but there can be no assurance that our expectations, beliefs or projections will result or be achieved or accomplished. In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in our view, could cause actual results to differ materially from those discussed in the forward-looking statements: our ability to respond to changes in the information system environment, competition, the availability of financing, if available, on terms and conditions acceptable to us, and the availability of personnel in the future. We have no obligations to update or revise these forward-looking statements to reflect future events.

Our fiscal year end is June 30.

Results of Operations --- Reportable segments.

Hyperdynamics has two reportable segments: Our operations in Guinea (“SCS”) and our domestic Louisiana operations (“HYDR”). SCS is engaged in oil and gas exploration activities pertaining to offshore Guinea, West Africa. Additionally, it provides seismic data transcription and management services to support its activities and to external customers. The seismic data work is performed in the USA. HYDR is engaged in oil and gas exploration and production activities in Louisiana, USA. HYDR also provides some oilfield services to external customers. Hyperdynamics evaluates performance based on profit or loss from operations. The reportable segments are managed by separate management teams who are evaluated based on their segment's performance

	Year ended June 30,
	2004	2003	%
	(in Thousands)		Change
Revenues
SCS	$18	$451	(96%)
HYDR	10	-	**(1)
Corporate	10	17	(42%)
Total Revenues	$38	$468	(92%)

	Year ended June 30,
	2005	2004	%
	(in Thousands)		Change
Revenues
SCS	$3	$18	(83%)
HYDR **(2)	170	10	N/A **(2)
Corporate	-	10	(100%)
Total Revenues	$173	$38	352%

	Year ended June 30,
	2006	2005	%
	(in Thousands)		Change
Revenues
SCS	$-	$3	(100%)
HYDR	656	170	288%
Corporate	-	-	-
Total Revenues	$656	$173	281%

Note:
**  (1) There were no results in 2003 for HYDR, as its inception date was in April 2004.
** (2) Data only reflects two months of operation in 2004 and is not comparable.
Results of Operations --- Louisiana Operations (“HYDR”)

Comparison for Fiscal Year 2004 and 2003

Revenues.  Our revenues in 2004 were $10,000 and there are no 2003 results for HYDR to compare.

Selling, General and Administrative Expenses. There are no 2003 results for HYDR to compare for this segment.

Loss from Operations. There are no 2003 results for HYDR to compare for this segment.

Comparison for Fiscal Year 2005 and 2004

Revenues.  Our prior year revenue reflects only two months of operations. Accordingly, we are not able to compare the results for this segment. Our revenues in 2004 were $10,000 compared to $170,000 in 2005, which includes $52,000 from oil production and $118,000 from oilfield service work for 2005. The oilfield service work was performed during the six months ended December 31, 2004. Since that time, our workover crew has been devoted to improving our oil and gas properties, and we expect them to continue to provide internal services. We expect to derive our future revenues primarily from oil production and not from the provision of oilfield services.

In 2005, our cost of revenue comprised of approximately $80,000 of costs associated with oilfield service work, $271,000 associated with oil production revenues, and $860,000 of general field expenses. The breakdown for this expense is derived from the costs associated with startup costs, repairs and maintenance, tools and yard cost, equipment and service contracts of approximately $603,000 and $257,000 in operational salaries and contract labor.

Additionally, we incurred selling, general and administrative expenses of approximately $373,000 and $133,000 attributable to administrative payroll costs. Our other significant expenditures were professional fees, such as consulting, legal and accounting of $62,000, workman's compensation and insurance expenses of $77,000, bad debt expense of $34,000, office and administrative expenses of $66,000 and depreciation and amortization of $77,000. Our loss from operations for the year ended June 30, 2005 from this segment was ($1,508,000) and ($92,000) in 2004 which only reflects two months of operation for this segment.

Comparison for Fiscal Year 2006 and 2005

Revenues.   Our revenue for the year ended June 30, 2006 was $656,000 compared to $170,000 in 2005, respectively. This represents an increase of 286% or $486,000. The revenues for 2006 are all derived from oil and gas production. The revenues in 2005 include $52,000 from oil & gas revenues and $118,000 from oilfield service work. We expect to derive our future revenues primarily from oil production and not from the provision of oilfield services.

Our cost of revenues for the year ended June 30, 2006 consist of approximately $294,000 of oil production cost and $1,392,000 of general field expenses. The breakdown for general field expenses is derived from the cost associated with repairs & maintenance, tools & yard costs, equipment operating costs, working interest and royalty expenses for a combined total of $1,014,000 and $378,000 in operational salaries, payroll taxes and contract labor.

Additionally, our selling, general and administrative expenses increased 64%, or $236,000, from $373,000 to $609,000 for the years ended June 30, 2005 and June 30, 2006 respectively. The breakdown for these expenses in 2006 includes $4,000 in selling expenses $60,000 of administrative payroll costs, an establishment of a reserve for bad debt on uncollectible working interest billing of $233,000, professional fees of $172,000 due to legal expenses stemming from various lawsuits filed by our working interest partner, insurance expenses of $43,000, and office and administrative expenses of $97,000. In comparison, the 2005 breakdown includes $133,000 of payroll costs, professional fees of $62,000, insurance costs of $77,000, bad debt expense of $34,000, and office and administrative expense of $67,000. Thus, the main factors contributing to the $236,000 change are: a $73,000 decrease in payroll costs, a $199,000 increase in bad debt expense, an $110,000 increase in professional fees. We also experienced a gain of $34,000 from the settlement of our lease agreement for our previous office space.

Our depreciation and amortization expense was $116,000 and $77,000 for the years ended, June 30, 2006 and 2005, respectively. This represents an increase of 51% or $39,000.. Our loss from operations from this segment was ($1,754,000) and ($1,508,000) for the years ended June 30 2006 and 2005, respectively.

Results of Operations --- Guinea And Seismic Data Management (“SCS”)

Comparison for Fiscal Year 2004 and 2003

Revenues.  Our revenues in 2004 and 2003, were $18,000 and $451,000, respectively. The change is primarily due to a decrease in internal seismic data processing work. During this period, we focused on the acquisition of seismic data for our Guinea concession. Our cost of revenues decreased 636% from $372,000 in June 2003 to $58,000 in June 2004. The decrease is primarily due to decline in high contribution margin transcription work and the necessity to maintain our level of operational personnel.

Selling, General and Administrative Expenses. We had an increase of $21,000 in 2004, from $323,000 in 2003. The change is primarily due to the increase in travel expenses associated with our Guinea concession.

We experienced impairment losses of $350,000 on goodwill during 2003 and no impairment in 2004. Our depreciation and amortization increased 61% from $15,000 in 2003 to $24,000 in 2004 due to the increased cost basis on our asset.

Interest Expense.  Our interest expense increased $232,000 in 2004 from $0 in 2003, due to accretion of interest on our mandatorily redeemable preferred stock.

Loss from Operations. Based on the factors discussed above, our loss from operations from this segment in 2004 and 2003 is ($408,000) and ($610,000) respectively. This represents a decrease of $202,000.

Comparison for Fiscal Year 2005 and 2004

Revenues.  We had revenues of $3,000 from this segment in 2005 and $18,000 in 2004, respectively. The lack of revenues is attributable to the decrease of internal seismic data processing work since we have focused on the acquisition of seismic data for our concession in Guinea. Cost of revenues increased 19% from $58,000 in 2004 to $69,000 in 2005.

We have processed a portion of some data that we have the right to market in order to provide samples of the data to our prospects. When we sell the right to use this data, we will receive a fee and we will also be compensated for processing the data that we sell.

Selling, General and Administrative Expenses. We had an increase of 23%, from $343,000 in 2004 to $424,000 for 2005 for selling, general and administrative expenses. The selling expenses increased 100% from $19,000 in 2004 to $38,000 in 2005 due to an addition of staff and 6801% increase in general and administrative expenses relating to the purchase of additional health insurance coverage for new employees from $0 in 2004 to $24,000 in 2005. An increase of 175% on other taxes, particularly the franchise tax , which was $5,000 higher than 2004. Utilities expense also rose 31%, or $9,000, from $36,000 in 2004 to $47,000 in 2005 due to higher electric consumption. Office expenses increased 41%, or $7,000, from $17,000 in 2004 to $24,000 in 2005 due to more conference participation by personnel. Our travel expenses increased 42% from $48,000 in 2004 to $68,000 in 2005 due to multiple trips to London and Africa in connection with the Guinea concession.

Our other significant expenditures include professional fees which reflect an increase of 305% due to accounting costs related to the fairness opinion for a preferred stock paydown matter. Our depreciation and amortization increased 17% from $24,000 in 2004 to $28,000 for year ended 2005.

Loss from Operations. Based on the factors discussed above, our loss from operations from this segment increased 30% from ($408,000) in 2004 to ($529,000) in 2005.

Comparison for Fiscal Year 2006 and 2005

Revenues.  Our revenues for the years ended June 30, 2006 and 2005 were $0 and $3,000, respectively. The lack of revenues is attributable to the decrease of internal seismic data processing work since we have focused on the acquisition of seismic data for our concession in Guinea. Cost of revenues was $62,000 and $69,000 for the years ended June 30, 2006 and 2005, respectively.

We have processed a portion of some data that we have the right to market in order to provide samples of the data to our prospects. When we sell the right to use this data, we will receive a fee and we will also be compensated for processing the data that we sell.

Selling, General and Administrative Expenses.  Our selling, general and administrative expenses were $732,000 and $424,000 for the years ended June 30, 2006 and 2005, respectively. This represents an increase of 73% or $308,000, of which our selling expenses were $0 and $38,000 for the years ended June 30, 2006 and 2005, respectively. This represents a 100% decrease. The increase in other general and administrative expenses is attributable to various significant expenditures including: an increase in salary expenses of 113% or $71,000 from $63,000 to $133,000 for the year ended June 30, 2005 and 2006, respectively, due to the hiring of our new SCS Vice President of Guinea Affairs and increased allocation of salaries from corporate office in connection with work on the Guinea concession; significant increase of 70% or $48,000 on travel expenses to Africa in connection with the Guinea concession from $68,000 to $116,000 for the year ended June 30, 2005 and 2006, respectively; professional and consulting expenses increase of 2600% or $260,000 attributable to legal and consultation expenses relating to the Guinea concession.

Although there was a significant increase in expenses, we also experienced a decrease of $14,000 on rent and utilities expenses from $179,000 to $165,000 for the years ended June 30, 2005 and 2006, respectively. This decrease is attributable to the settlement of our lease from our old office. Our new office lease agreement decreased our monthly rent payments and usage on electricity. Insurance expenses decreased $11,000 from $24,000 to $13,000 for the year ended June 30, 2005 and 2006 respectively, due to reduction of staff. Office supplies and expenses decreased $11,000 from $20,000 to $9,000 for the year ended June 30, 2005 and 2006, respectively, due to decrease in repairs and maintenance on our office equipments and reduction of purchases on supplies. We also experienced a gain of $67,000 from the settlement of our lease agreement for our previous office space.

Our depreciation and amortization increased 10% or $3,000, from $28,000 to $31,000 for year ended June 30, 2005 and 2006, respectively, due to additional assets in place at our new office in Guinea, West Africa.

Our interest expense decreased 100% due to no retirement on preferred stock or no redemption of option by investor and no loss occurred on debt retirement for the year ended June 30, 2006. Our

Loss from Operations. Based on the factors discussed above, our loss from operations from this segment increased by 56%, or ($296,000), for the year ended June 30, 2006 to ($825,000) from ($529,000) for the year ended June 30, 2005.

Results of Operations --- Corporate Overhead

Comparison for Fiscal Year 2004 and 2003

Revenue.  The revenue for 2004 and 2003 was $10,000 and $17,000, respectively. Our cost of revenues decreased by $16,000, from $97,000 in 2003 to $81,000 in 2004.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $1,262,000, from $1,533,000 in 2003 to $2,795,000 in 2004. This represents an increase of 82%. This occurred because effective October 1, 2003, Hyperdynamics adopted the fair value recognition provisions of FASB Statement 123, Accounting for Stock-Based Compensation. We adopted FASB Statement 123 using the retroactive restatement method as described in SFAS 148, Accounting for Stock-Based Compensation - Transition and Disclosure. In accordance with that statement, we have retroactively restated all periods presented so that stock option expense is reflected in accordance with SFAS 123. Consequently, amounts previously marked to market of $2,147,000 during the year ended June 2003, in accordance with APB 25 and related interpretations, have been restated and these financial statements reflect instead the fair value of the employee options earned in that year of$415,000.

The major factor involved in the change in Selling, General and Administrative Expenses was approximately $1,500,000 of consulting cost incurred in 2004 when warrants to purchase 800,000 shares of our common stock were issued to consultants for Investor Relations/Public Relations services. The cost of warrants issued to consultants in 2003 was $85,000. Our other expense associated with warrants issued to our Officers decreased $147,000 or 36% from $413,000 in 2003 to $266,000 in 2004. This occurred because warrants were forfeited when one of our Officers resigned during fiscal 2003. A one-time debt renegotiation cost of $100,000 is included in 2003 results and a gain on a settlement with a vendor of $92,000 is included in 2004 results. Our other consulting, legal and professional costs decreased $190,000 or 53%, from $357,000 in 2003 to $167,000 in 2004.

In addition to increased selling, general and administrative expenses, we experienced impairment losses of $704,000 on leasehold improvements during 2003. There was no impairment in 2004. The cost basis of our assets decreased as of July 1, 2004 due to that impairment and our depreciation expense decreased significantly from $162,000 in 2003 to $18,000 in 2004.

Other Items.

Interest Expense.  Interest expense increased 762% from $55,000 in 2003 to $474,000 in 2004. The increase was primarily due to Notes Payable due December 31, 2007, which were converted during the year ended June 30, 2004.

Net Loss.  Based on the factors discussed for each segment, our net loss chargeable to common shareholders was ($3,678,000), or ($0.12) per share in 2004 and compared to ($2,645,000), or ($0.12) per share in 2003.

Comparison for Fiscal Year 2005 and 2004

Revenues. We continued to receive occasional revenues from our prior value added reselling and computer consulting business. When this occurred, we classified the revenue to corporate overhead. This revenue was $0 for the year ended June 30, 2005 and $10,000 for the year ended June 2004, thus a 97% decline in revenues for 2005. We do not actively pursue revenues of this nature and they occur very irregularly.

Our cost of revenues decreased from $81,000 in 2004 to $68,000 in 2005. We classify certain computer expenditures and our system engineer's payroll costs as cost of revenues attributable to corporate overhead. The 15% difference in cost of revenues is attributable to the cost of computer equipment purchased and resold in June 2005.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased by $393,000, from $2,410,000 in 2004 to $2,803,000 in 2005. This represents an increase of 16% and is due to equity-based compensation costs.  Equity-based compensation costs were approximately $300,000 higher in the year ended June 30, 2005 than in the comparable period of 2004. This year's expense related to equity-based compensation to four consultants of $1,833,000 derives from the vesting of warrants to purchase 800,000 shares of common stock at an exercise price of $0.50 per share. During the year ended June 30, 2004, warrants to purchase 2,000,000 shares of common stock were granted to four consultants and warrants vested during that year. Additionally, warrants to purchase 800,000 shares of common stock vested during fiscal 2005. Warrants to purchase 200,000 shares of common stock are scheduled to vest during fiscal 2006. We record the expense associated with these warrants using the fair value of the warrants as of the date they vest as estimated by the Black-Scholes option pricing model. Thus, provided that the agreements are not terminated (which would result in the forfeiture of the unvested warrants), we will incur expense related to these warrants each quarter for the next three quarters and the expense will vary based upon the market price of our common stock in each quarter. Equity-based compensation does not impact our liquidity or net worth because the consulting expense is offset by an increase to additional paid-in capital.

Additional factors affecting the increase of selling, general and administrative expenses is attributable to the purchase of added coverage for Directors and Officers indemnity insurance, an increase of $100,000 from $15,000 in 2004. The insurance policy has been in force since April 2004. Our general office expenses increased from $49,000 in 2004 to $158,000 in 2005 due to American Stock Exchange listing fees of $65,000 and higher expenses for the annual shareholder meeting. Based on the factors discussed above, the loss from operations attributable to corporate overhead increased from ($2,617,000) in 2004 to ($2,863,000) in 2005.

Other Items

Interest Expense.  Interest expense decreased from $474,000 in the year ended June 30, 2004 to $316,000 in the year ended June 30, 2005. The interest expense during fiscal 2004 consisted of approximately $250,000 attributable to the Notes Payable, due December 31, 2007 and $230,000 of accretion on mandatorily redeemable preferred stock. These notes payable were converted during the year ended June 30, 2004. The interest expense during 2005 consisted of accretion of interest on mandatorily redeemable preferred stock and a loss on the retirement of the preferred stock.

Net Loss. Based on the factors discussed for each segment, the Net Loss chargeable to common shareholders increased $1,667,000, or 45% from ($3,678,000), or( $.12) per share in 2004 to ($5,344,000), or ($.13) per share in 2005. The net loss chargeable to common shareholders includes a provision for preferred stock dividends of $187,000 in 2004 and $128,000 in 2005. The negative results are due to the factors discussed above.

Comparison for Fiscal Year 2006 and 2005

Revenues. Our revenues for the years ended June 30, 2005 and 2006 were $0. We continue to receive occasional revenues from our prior value added reselling and computer consulting business. When this occurs, we classify the revenue to corporate overhead such as the revenue for 2005. We do not actively pursue revenues of this nature and they occur very irregularly.

Our cost of revenues for the years ended June 30, 2006 and 2005 was $0 and $68,000, respectively, a decrease of $68,000 or 100%, attributable to our system engineer's payroll costs for work not attributable to generating revenues but instead, for administrative tasks.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $2,443,000 and $2,803,000 for the years ended June 30, 2006 and 2005, respectively. A decrease of 13% or $360,000, was attributable to a significant reduction of combined expenses totaling $1,480,000 based on the following factors: 1) rent and utilities expense decreased $82,000 due to the termination of our old office lease agreement, a reduction in rent on our new office lease agreement and decrease in consumption of utilities on reduced office space; 2) consultant expenses decreased by $1,352,000 due to decrease in consultation services and quarterly expenses associated with prior year warrants issued and vested in the last two quarters of fiscal year 2006, using the fair value of the warrants as of the date they vest as estimated by the Black-Scholes option pricing model and based upon the market price of our common stock in each quarter. The warrants vesting date ended the second quarter of fiscal year 2006; 3) and an offset in payroll tax expenses due to a $46,000 refund from the IRS.

During the year ended June 30, 2006, our compensatory equity based options and warrants were valued at $855,000, of which $381,000 are options issued to employees, directors and officers; and $473,000 were warrants granted to four consultants in 2004, and the remaining part of their warrants vested during the first and second quarter of fiscal year 2006. We record the expense associated with these warrants using the fair value of the warrants as of the date they vest as estimated by the Black-Scholes option pricing model. Equity-based compensation does not impact our liquidity or net worth because the consulting expense is offset by an increase to additional paid-in capital.

Other factors affecting the general and administrative expenses is attributable to increase in salaries by 61% or $141,000, from $231,000 in 2005 to $372,000 in 2006, due to the hiring of additional employees; Insurance expenses increased by 19% or $28,000 from $145,000 to $173,000 attributable to Directors and Officers insurance, liability, auto and health insurance; Travel expense increased by 3162% or $119,000, from $4,000 in 2005 to $123,000 in 2006 due to various committee meetings, annual shareholder meeting, and strategic planning meeting with officers and directors; Professional fees increased by 213% or $282,000, from $132,000 in 2005 to $414,000 in 2006 due to various legal expenses related to lawsuits, review of financing agreements, registration statement filing and other SEC mandatory filings, as well as quarterly and annual audit fees. Our general office expenses increased by 47% or $75,000, from $158,000 in 2005 to $233,000 in 2006, attributable to increase in public relations expenses, American Stock Exchange listing fees, increase in annual shareholder meeting expenses, transfer agent and reporting fees, as well office supplies and expenses.

Depreciation and amortization is comparable at $20,000 for the years ended June 30, 2005 and 2006, respectively.

We also experienced a gain of $34,000 from the settlement of our lease agreement for our previous office space.

Other Items.

Interest expense was $316,000 and $1,960,895 for the year ended June 30, 2005 and 2006, respectively. The increase is attributable to payments made on our private financing related to a convertible note payable and debenture.

Net Loss. Based on the factors discussed for each segment, the Net Loss attributable to common shareholders increased ($1,908,000), or 35% from, ($5,344,000), or ($.13) per share in 2005 to ($7,253,000), or ($0.17) per share in 2006. The net loss chargeable to common shareholders includes a provision for preferred stock dividends of $128,000 in 2005 and $109,000 in 2006. The negative results are due to the factors discussed above.

CRITICAL ACCOUNTING POLICIES

Property and Equipment and Unproved Oil and Gas Properties:

We have capitalized $4,437,000 in oil and gas properties as of June 30, 2006, which is subject to impairment review as of June 30, 2006. The oil and gas properties were determined to be unimpaired based on our corporate impairment analysis performed by our 3rd party Economist and also additional support for no impairment requirements was added with the subsequent event of execution of the new 2006 Production Sharing Contract between SCS Corporation and the Republic of Guinea, signed on September 22, 2006. Thus, our asset is unimpaired and we are continuing to perform our exploration work with no further delays in accordance with this new agreement. Furthermore, based on our financing structures in place, we expect to raise significant funds, as discussed in the liquidity and capital resources section, easily sufficient to satisfy all our obligations in a timely manner, with regard to our concession offshore Guinea.

Proved reserves

Our estimates of proved reserves are based on quantities of oil and gas reserves which current engineering data indicates are recoverable from known reservoirs under existing economic and operation conditions. Estimates of proved reserves are key elements in determining our depreciation, depletion and amortization expense and our full-cost ceiling limitation. Estimates of proved reserves are inherently imprecise because of uncertainties in projecting rates of production and timing of developmental expenditures, interpretations of geological, geophysical, engineering and production data and the quality and quantity of available data. Changing economic conditions also may affect our estimates of proved reserves due to changes in developmental costs and changes in commodity prices that may impact reservoir economics. We utilize independent reserve engineers to estimate our proved reserves. See Note 18 - “Oil and Gas Disclosures” in the Notes to the Consolidated Financial Statements.

Assets Retirement Obligations

Our assets retirement obligation represent our best estimate of the fair value of our future abandonment costs associated with our oil and gas properties, including the costs of removal and disposition of tangible equipment, site and environmental restoration. We estimate the fair value of our retirement costs in the period in which the liability is incurred, if a reasonable estimate can be made. The determination of the fair value of an asset retirement obligation generally involves estimating the fair value of the obligation at the end of the property’s useful life and then discounting it to present value using our credit adjusted, risk free rate of return. Estimating future asset removal costs is difficult and requires management to make estimates and judgments regarding the expected removal and site restoration costs, timing and present value discount rates. Changes in the estimated useful life and the fair value of the asset retirement obligation are imprecise since the removal activities will generally occur several years in the future and asset removal technologies and costs are constantly changing, as are political, environmental and safety considerations that may ultimately impact the amount of the obligations.

Fair Value of our debt and equity transactions

Many of our various debt and equity transactions require us to determine the fair value of a debt or equity instrument in order to properly record the transaction in our financial statements. Fair value is generally determined by applying widely acceptable valuation models, (e.g., the Black Scholes valuation model) using the trading price of the underlying instrument or by comparison to instruments with comparable maturities and terms.

Off-Balance Sheet Arrangements.

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

In conjunction with our purchase of HYD Resources Corporation, we entered into three notes payable to two individuals totaling $856,000. The notes are to be paid quarterly over the five years ended June 30, 2009. Payments will be due only if HYD has net income. Payment amount will be 25% of the net income for the period, unless there was a net loss in previous period(s). If there is a net loss, subsequent net income must completely offset the losses before any amounts are due. After the loss is offset, payment of 25% of the remaining net income will be due. In conjunction with our settlement agreement with one of the noteholders, $350,000 of this contingent amount was foregone. Thus, as of June 30, 2006, we have two outstanding contingent notes payable to one individual totaling $506,000.

Disclosure of Contractual Obligations as of June 30, 2006

	Payments due by period ($)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-Term Debt Obligations	-	-

Capital Lease Obligations	-	-		-	-

Operating Lease Obligations	$1,003,000	-	$447,000	284,000	$272,000

Purchase Obligations	-	-	-	-	-

Other Long-Term Liabilities	4,000,000	2,100,000	1,900,000	-	-

Total	$5,003,000	2,100,000	$2,347,000	284,000	$272,000

Liquidity and Capital Resources

Our ratio of current assets to current liabilities (current ratio) was 1.04 to one and 0.27 to one at June 30, 2006 and 2005, respectively. A deeper analysis of the current ratio reveals several current obligations that reduce the current ratio but for which there is no requirement to use cash to satisfy them or for which the payment is deferred until we receive cash inflows sufficient to pay the obligation. These items include Deferred gain, Accounts payable Seismic Data, Dividends payable, and Dividends payable to related party. While the company continues to work toward generating positive cash flow from domestic operations altogether, including corporate overhead, it is expecting to report positive cash flow from its HYDR operations very soon.

We believe that we are now prepared financially to begin an exploration well offshore Guinea. As discussed hereunder we expect our liquidity ratios to improve directly from our equity financing and with the success of putting our drilling operations back online in Guinea, we expect to have plenty of financial partnering opportunities that will allow us to far exceed minimum exploration and drilling requirements. This will allow us to drill more wells faster in quality locations. The more we drill in quality locations, the more chances we have to realize a viable commercial discovery for Guinea and for us. Now that the 2006 PSC has been executed, we will be able to implement our additional strategy to bring on working interest partners to share in the risk on some of our more expensive wells to be drilled in the next nine to twelve months.

Currently, in anticipation of receiving our permits to drill in Guinea, we are prepared and our financing is in place to drill at least one well offshore Guinea using funds from an equity line of credit and the recent Cornell financing. Partners that have contacted us with verbal indications of interest could provide the ability for us to drill many more wells and at a very fast pace.

With our financing in place, we are highly confident in our ability to proceed and perform under the 2006 PSC.

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

Our cash from operations was a deficit in 2006. We have taken steps to reduce overhead and reduce non-operational costs. We continue to spend most of the capital we raise on enhancing the value of our offshore oil and gas concession. These expenditures, however, do not improve cash flow from operations. In order to improve our operating cash flow situation for future periods, we have started to build up our production revenues for HYDR in Louisiana.

On June 23, 2006, we closed a private financing transaction with Cornell Capital Partners, LP. The financing included a subscription for 3 convertible debentures in the gross amount of $6,000,000 (net amount of $5,440,000)

We also have an equity line of credit with Dutchess Capital. We have made 5 puts on the equity line of credit since February 2006 in the aggregate amount of $967,100. As of October 10, 2006, the remaining amount available for us to draw down on the equity line of credit is $19,032,900. The equity line of credit expires in February 2009, after which we may no longer utilize the equity line of credit.

Although we plan to continue to improve on our current ratio, we have a contractual requirement during the second exploration period in the Guinea under our 2006 PSC to invest an estimated $10,000,000 in drilling at least one exploratory well offshore Guinea during the next six years. Although we have several years to complete this work, we wish to initiate a drilling program as soon as possible. Thus, we are considering all of our options or any combination of these options to: (a) increase revenues from operations; (b) raise additional capital to support at least the minimum required drilling program; (c) negotiate one or more transactions with oil company partners who share in the required work and financing risk; and, (d) negotiate work program related deals with oil industry vendors such as seismic acquisition companies. We believe that our ability to manage and effect one or more of these options will determine our significant current ratio and financial position in the future.

Because SCS has significant work requirements to accomplish a 3D seismic acquisition program, processing, and analysis thereof, and to drill exploration wells, we are beginning to look at more than one option to raise additional funds. We are confident in our ability to raise additional capital under more conventional financing structures such as an underwritten secondary financing, but also believe we will be able to secure oil and gas working interest partners to fund and carry significant portions of the capital investment burden.

We have been successful in raising our necessary capital through private placements. Based on our relatively low overhead in comparison to the rather large task at hand, most of our capital is going to improve our drilling prospects.

We expect to exploit our leases in Louisiana by operating numerous low volume wells that produce 20 barrels a day or less. We believe the relatively high price of oil will help make these wells more economically viable. Because of the geological features of the Louisiana leases and our oil production to date, we consider this an attractive prospect for oil and gas investors.

As a public company, the health of the market for our common stock is paramount to be able to raise capital. In May 2005, we began trading on the American Stock Exchange. We believe this will directly and indirectly help to strengthen and provide more stability to the price of our common stock and that financing options for us will expand as a result.

We are obligated on a contingent $350,000 note payable that is only payable with 25% of the profits of SCS Corporation. We have the right to pay this note off using common stock.

In conjunction with our purchase of HYD, have two notes payable to one individual totaling $506,000. The notes are to be paid quarterly over the five years ending June 30, 2009. Payments will be due only if HYD has a net income according to accounting principles generally accepted in the United States of America. Payment amount will be 25% of the net income for the period, unless there was a net loss in previous period(s). If there is a net loss, subsequent net income must completely offset the losses before any amounts are due. After the loss is offset, payment of 25% of the remaining net income will be due.

We could obtain additional capital also upon the exercise of outstanding warrants and options for common stock.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

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

Item 8. Financial Statements and Supplementary Data.

The Financial Statements and Supplementary Data information required hereunder is included in this report as set forth in the "Index to Financial Statements on page F-1.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Hyperdynamics Corporation
Houston, Texas

We have audited the accompanying consolidated balance sheets of Hyperdynamics Corporation as of June 30, 2006 and 2005, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended June 30, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hyperdynamics Corporation at June 30, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2006 in conformity with accounting principles generally accepted in the United States of America.

Malone and Bailey, PC
www.malone-bailey.com
Houston, Texas

September 30, 2006

HYPERDYNAMICS CORPORATION
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Number of Shares and Per Share Amounts)

	June 30
	2006	2005
ASSETS
Current assets:
Cash	$3,435	$259
Restricted certificate of deposit	75	65
Trade accounts receivable, net of allowances for doubtful accounts of $13,000 and $31,000 as of June 30, 2006 and 2005, respectively	58	20
Inventories, net	-	4
Prepaid expenses and other current assets	578	167
Total current assets	4,146	515
Property and equipment, net of accumulated depreciation of $125,000 and $190,000 as of June 30, 2006 and 2005, respectively	93	108
Oil and gas properties using full cost accounting, net of accumulated depreciation and depletion of $169,000 and $124,000 as of June 30, 2006 and 2005, respectively	4,437	4,564
Deposits	3	22
Total assets	$8,679	$5,209

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$106	$248
Accounts payable and accrued expenses	637	558
Accounts payable seismic data	650	650
Asset retirement obligation	12	-
Deferred gain	159	73
Convertible debenture, net of discount of $2,068,000	1,932	-
Dividends payable	372	372
Dividends payable to related party	136	27
Total current liabilities	4,004	1,928

Deferred rent	67	135
Total liabilities	4,071	2,053

Commitments and contingencies (Note 17)

Shareholders' equity:
Convertible preferred stock, par value $0.001; stated value $1,000; 20,000,000 authorized
Series A - 1,945 shares issued and outstanding	-	-
Series B - 2,725 shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized; 46,132,595 and 42,168,410 shares issued and outstanding	46	42
Additional Paid-in capital	31,627	22,916
Accumulated deficit	(27,065)	(19,812)
Total shareholders' equity	4,608	3,146
Total liabilities and shareholders' equity	$8,679	$5,209

The accompanying notes are an integral part of these consolidated financial statements

HYPERDYNAMICS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Number of Shares and Per Share Amounts)

	Years Ended June 30,
	2006	2005	2004
Sales	$656	$173	$38

Operating Expenses
Cost of revenues	1,747	1,349	207
Selling	4	63	49
General and administrative expenses	3,779	3,536	2,838
Depreciation, depletion and amortization	167	125	61
Total Operating Expenses	5,697	5,073	3,155

Loss from operations	(5,041)	(4,900)	(3,117)

Other income (Expense)
Interest expense	(1,962)	(239)	(474)
Interest income	2	17	8
Loss on retirement of assets	(278)	(17)	-
Loss on retirement of mandatorily redeemable preferred stock	-	(77)	-
Gain on lease agreement settlement	135
Gain on debt payoff	-	-	92
Total Other Income (Expense)	(2,103)	(316)	$(374)

Net loss	(7,144)	(5,216)	(3,491)

Preferred stock dividend	(109)	(128)	(187)
Net loss attributable to common shareholders	$(7,253)	$(5,344)	$(3,678)

Basic and diluted loss per common share	$(0.17)	$(0.13)	$(0.12)
Weighted average shares outstanding	43,318,773	41,646,844	31,938,926

The accompanying notes are an integral part of these consolidated financial statements

HYPERDYNAMICS CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In Thousands, Except Number of Shares)

	Series A Preferred		Series B Preferred		Common Stock		Additional
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Accumulated Deficit	Total
Balance, June 30, 2003 (restated)	1,945	$-	2,725	$-	27,631,507	$28	$10,445	$(10,790)	$(317)
Common stock issued for:
• cash, net					8,575,543	8	5,871		5,879
• exercise of options for cash					179,000	-	67		67
• cashless exercise of options, net of 257,070 shares returned					2,976,263	3	(28)		(25)
• services					181,250	-	394		394
• accounts payable					35,489	-	76		76
• conversion of notes payable					1,595,573	2	266		268
• acquisition of HYD Resources					32,328	-	94		94

Issuance of stock options and warrants							1,784		1,784

Preferred stock dividends								(187)	(187)

Funds raised from sale of warrants to purchase Hyperdynamics Corporation stock in association with SCS Corp. units							119		119

Net loss								(3,491)	(3,491)
Balance, June 30, 2004	1,945	$-	2,725	$-	41,206,953	$41	$19,088	$(14,468)	$4,661
Common stock issued for:
• exercise of options					321,500	1	167		168
• services					155,756	-	390		390
• conversion of mandatorily redeemable preferred stock					269,634	-	849		849
• accounts payable					25,372	-	63		63
• acquisition of HYD Resources					101,480	-	281		281

Issuance of stock options and warrants							1,833		1,833

Preferred stock dividends								(128)	(128)

Payment of preferred stock dividends in common stock					87,715	-	245		245

Net loss								(5,216)	(5,216)
Balance, June 30, 2005	1,945	$-	2,725	$-	42,168,410	$42	$22,916	$(19,812)	$3,146

Common stock issued for:
• exercise of options for cash					1,130,000	1	564		565
• cashless exercise of options, net of 2,437 shares returned					2,563	-	-		-
• services					179,266	-	397		397
• to repurchase working interest					197,416	-	581		581
• options exercised associated with convertible debentures					500,000	1	449		450
• conversion of convertible debentures					1,692,845	2	1,918		1,920
• cash					135,095	-	387		387

Beneficial conversion costs associated with issuance of convertible notes payables and debentures					127,000	-	3,560		3,560

Issuance of stock options and warrants							855		855

Preferred stock dividends								(109)	(109)

Net loss								(7,144)	(7,144)
Balance, June 30, 2006	1,945	$-	2,725	$-	46,132,595	46	31,627	(27,065)	4,608

The accompanying notes are an integral part of these consolidated financial statements.

HYPERDYNAMICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Years Ended June 30
	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(7,144)	$(5,216)	$(3,491)
Adjustments to reconcile net income to net cash provided by (used in) operating activities --
Depreciation and amortization	167	125	61
Shares issued for services	359	48	-
Options and warrants issued	855	1,833	1,782
Beneficial conversion feature associated with convertible notes payable	-	-	249
Loss on disposition of assets	278	17	-
Gain on settlement	(135)	-	-
Bad debt expense	233	15	-
Amortization of discount and financing costs on convertible debenture	1,650	-	-
Accretion of interest and amortization of offering costs of mandatory redeemable preferred stock	-	232	232
Loss on retirement of mandatory redeemable preferred stock		77	-
Shares withheld from cashless exercise of Options	-	-	(25)
Changes in operating assets and liabilities:
Accounts receivable	(272)	(6)	(21)
Inventories	4	46	(28)
Prepaid expenses and other current assets	(34)	(37)	-
Accounts payable and accrued expenses	91	302	(98)
Customer deposits	-	(3)	-
Deferred rent	67	(7)	10
Net cash used in operating activities	(3,881)	(2,574)	(1,329)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(78)	(267)	(129)
(Increase)/decrease in restricted cash	(10)	130	86
Proceeds from the sale of assets	204	13	-
Investment in oil and gas properties	(439)	(1,250)	(1,901)
Payment of deposit	(1)	(1)	-
Return of deposit	21	-	2
Net cash used in investing activities	(303)	(1,375)	(1,942)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock, net	387	-	5,879
Proceeds from exercise of options, net	1,015	168	68
Proceeds from sale of units consisting of warrants in Hyperdynamics and preferred stock in subsidiary, net of $ -0-, $39,500, and $12,000 offering cost, respectively	-	-	355
Proceeds from sale of working interest in oil and gas properties, net	726	814	-
Proceeds from convertible notes	5,620	-	-
Payments on convertible debentures and convertible notes payable	(247)	-	-
Proceeds from installment debt	207	227	-
Payments on installment debt	(348)	(150)	(58)
Net cash provided by financing activities	7,360	1,059	6,244
(DECREASE) INCREASE IN CASH	3,176	(2,890)	2,973
CASH AT BEGINNING OF YEAR	259	3,149	176
CASH AT END OF YEAR	$3,435	$259	$3,149

The accompanying notes are an integral part of these consolidated financial statements.

HYPERDYNAMICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In Thousands)

	Years Ended June 30
	2006	2005	2004
SUPPLEMENTAL DISCLOSURES:
Interest paid in cash	$175	$7	$10
Income taxes paid in cash	-	-	-

NON-CASH TRANSACTIONS

Issuance of common stock for accounts payable	-	$63	$76
Payment of preferred stock dividends in common shares	-	$245	-
Conversion of notes payable to common stock	-	-	$268
Conversion of mandatory redeemable preferred stock	-	$849	-
Issuance of stock for oil and gas properties	$37	$342	$394
Purchase of HYD Resources for stock and notes payable	-	-	$375
Accrued and unpaid dividends	$109	$109	$109
Stock issued for notes payable	$1,893	$281	-

The accompanying notes are an integral part of these consolidated financial statements.

HYPERDYNAMICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

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

Principles of Consolidation and Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses at the balance sheet date and for the period then ended. Actual results could differ from these estimates. Significant estimates are required for proved oil and gas reserves which, as described in Note 20 - Oil and Gas Properties, have a material impact on the carrying value of oil and gas property. Actual results could differ from these estimates and such differences could be material. Certain prior year amounts have been reclassified to conform with the 2006 presentation.

Cash and cash equivalents

For purposes of the Consolidated Statements of Cash Flows, Hyperdynamics considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Restricted cash at June 30, 2006 consists of a certificate of deposit at a bank that secures a letter of credit serving as the underlying collateral for a Hyperdynamics’ lease commitment. The CD matures on January 6, 2008 and accrues interest at 4.03% annually. Hyperdynamics plans to renew the CD next year and the amount will be reduced to coincide with a reduction in the Letter of Credit in favor of Hyperdynamics’ Landlord. The letter of credit will be returned to us on June 30, 2007.

Restricted cash at June 30, 2005 consists of a certificate of deposit at a bank secured a letter of credit serving as the underlying collateral for a Hyperdynamics' lease commitment. The CD matured in November 2005 and accrued interest at .75% annually. The restriction on the CD expired on November 1, 2005.

Concentration of Credit Risk

Accounts receivable are written down to reflect management's best estimate based upon known specific analysis, historical experience, and other currently available evidence of the net collectible amount.

Inventories

Inventory consists of oil field equipment and is stated at the lower of cost or market using the first-in first-out basis (FIFO).

Other Current Assets

As of June 30, 2006, other current assets consist of deferred financing costs of $376,000, $143,000 in prepaid insurance and $59,000 other prepaid expenses, for a total of $578,000.

As of June 30, 2005, other current assets consist of $167,000 in prepaid insurance.

Property and Equipment

Property, equipment and a building are stated on the basis of historical cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the assets of 3 - 15 years.

Provision for Impairments of Long-lived Assets

The Company follows Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, by reviewing such assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment loss recognized is the excess of the carrying amount over the fair value of the asset. Hyperdynamics has no impairment in the year ended June 30, 2006.

Revenue recognition.

Revenue, if any, from tape conversions, consulting, and oil field services is recognized when services are rendered. Revenues for oil and gas sales are recognized at the point when title to the oil or gas passes to the customer. For oil sales, this occurs when the customer's truck takes delivery of oil from Trendsetter's storage tanks.

Federal Income Taxes

Income taxes are computed using the tax liability method of accounting, whereby deferred income taxes are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates that will be in effect when the differences reverse.

Stock-Based Compensation

On January 1, 2006, Hyperdynamics adopted SFAS No. 123(R), "Share-Based Payment". SFAS 123(R) replaced SFAS No. 123 and supersedes APB Opinion No. 25. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS 123 are no longer an alternative to financial statement recognition. Hyperdynamics adopted SFAS 123(R) using the modified prospective method which requires the application of the accounting standard as of January 1, 2006.

Prior to January 1, 2006, compensation was recorded for stock-based compensation grants based on the excess of the estimated fair value of the common stock on the measurement date over the exercise price. For the years ended June 30, 2006, 2005 and 2004, Hyperdynamics did not issue any such stock-based compensation prior to January 1, 2006.

2. MERGER AND ACQUISITIONS

In April 2004, Hyperdynamics purchased 100% of the stock of HYD for $375,000 to be paid in Hyperdynamics common stock in four quarterly installments between April 2004 and January 2005. At the time of acquisition, HYD had no operations and consisted solely of assets donated to the company by its initial shareholders. As of June 30, 2005, the entire purchase price had been paid. The final purchase price allocation was:

Inventory	$15,000
Field equipment	360,000
Total assets	375,000
Liabilities	-
Net Assets	$375,000

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

In conjunction with the purchase of HYD, Hyperdynamics entered into two employment agreements with HYD's prior owners under which Hyperdynamics agreed to pay each of the two employees $3,500 per month. Under the contracts, Hyperdynamics had the right to terminate the employment agreements for cause, or if HYD experiences a cumulative net loss any time after the first nine months of operation. One of the employees was terminated early in fiscal 2005 and the other was terminated mid-year.

The initial employment agreements stipulated that bonuses, in the form of three contingent notes payable, of up to $856,000 will be paid based upon HYD's net income over the next five years. The payments will be 25% of the net income for each quarter, if there is net income after offsetting any losses from previous quarters. As part of the one of the employee’s separation agreement dated March 1, 2006, he agreed to forgo his contingent note payable in the amount of $350,000. Thus, as of June 30, 2006, we were obligated on two contingent notes payable to one individual totaling $506,000. As of June 30, 2006, HYD had a cumulative net loss of approximately $2,479,000. This amount would need to be earned as net income in current and future periods prior to having to pay the contingent note with 25% of net income in excess of the recovery amount.

3. PROPERTY AND EQUIPMENT

A summary of property and equipment as of June 30, 2006 and 2005 are as follows:

		June 30,
		2006	2005
		(in Thousands)
Computer equipment and software	3 years	$142	$154
Office equipment and furniture	5 years	23	14
Other equipment	5 years		80
Building	15 years	25	25
Leasehold improvements	3 years	3	-
Land		25	25
Total cost		218	298
Less - Accumulated depreciation		(125)	(190)
Net carrying value		$93	$108

Hyperdynamics reviews assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. As at June 30, 2006 and 2005, there were no impairments of Hyperdynamics’ Property and Equipment.

4. INVESTMENT IN OIL AND GAS PROPERTIES

Investment in Oil and Gas properties consist of Hyperdynamics' concession in offshore West Africa, as previously disclosed, and leaseholds in Louisiana, USA. Proved Oil and Gas Properties relate to three leases in Louisiana, USA. The following table provides detail of costs (in thousands) to date by country as of June 30:

	Republic of Guinea		USA			Total
	2006	2005	2006	2005		2006	2005
Lease Acquisition Costs
Proved	$-	$-	$2		$-	$2	$-
Unproved	291	291	34		17	325	308
Exploration Costs
Geological and geophysical Cost	3,848	3,782	-		-	3,848	3,782
Drilling	-	-	829		568	829	568
Development Costs	-	-	231		90	231	90
Purchased Proved Reserves	-	-	65		65	65	65
Cost Recovery (sale of working interest)	-	-	(1,161)		(740)	(1,161)	(740)
Equipment			467		615	467	615
	4,139	4,073	467		615	4,606	4,688
Less: Accumulated
Depletion and Depreciation			(169)		(124)	(169)	(124)

	$4,139	$4,073	$298	$	$ 491	$4,437	$4,564

Sale of working interest

During March 2005, Hyperdynamics began to market working interest units in one lease in Louisiana, USA. The working interest units were priced at $55,000 for each one percent working interest. 49 units were available for sale. Marketing costs related to these units was 20% of the sales price. As of June 30, 2005, 18.5 units had been sold, resulting in total proceeds of $814,000, net of marketing costs.

During the year ended June 30, 2006, Hyperdynamics sold an additional 16.5% of its working interests in Norris field for total proceeds of $726,000, net of marketing costs. During the year, four investors who owned, collectively, five units returned their units to Hyperdynamics in exchange for 179,266 shares of Hyperdynamics common stock. The market value of the common stock issued pursuant to this settlement was $581,000. $220,000 was deducted from the net proceeds from sale of working interest and the balance, $361,000, is reflected as a loss on retirement of assets as of June 30, 2006.  Thus net proceeds from sales of 11.5 units of working interest in fiscal 2006 were $506,000.

In August 2005, Hyperdynamics’ operating agreement with the working interest investors was modified to add the Kelly lease to the operating agreement. This applied to the 18.5% working interest sold as of June 30, 2005 and the 11.5% during the year ended June 30, 2006. Thus, as of June 30, 2006, working interest investors held 30% working interest in both the Kelly and Norris leases and Hyperdynamics had retained 70% working interest in these properties. The total net proceeds to purchase the 30% working interest was $1,320,000.

In 2006 and 2005, net proceeds of $421,000 and $740,000, respectively, were applied against the full cost pool related to the oil and gas properties in the USA as a cost recovery. As of June 30, 2006, deferred gain in conjunction with the sales of working interests totaled approximately $159,000.

Republic of Guinea Concession

SCS performed work on its oil concession in Guinea based on its 100% farmout agreement of USOil Corporation’s (“USOil”) December 2002 Production and Sharing Agreement. Accumulated costs as of June 30, 2005 included permit fees paid to the government of Guinea, seismic exploration work, coring, and seismic interpretation.  On June 27, 2005, SCS made a request for a drilling permit to the Guinea Government through USOil. The drilling permit was not immediately issued, claims were made by USOil stating the 2002 PSA was terminated which resulted in us filing a lawsuit against USOil (See the Legal Disclosure for USOil Corporation). At the request of the Government of Guinea, we negotiated a production sharing contract directly between SCS Corporation and the Republic of Guinea. With these events occurring during the fiscal year, only a small amount of additional exploration work occurred during the year ended June 30, 2006.

In September 2006, a new production sharing contract between SCS and the government of Guinea was executed (see Note 20). This is the contract we are now operating under to continue our work in Guinea as we at the same time are pursuing damages in our lawsuit against USOil.

5. OIL AND GAS ACCOUNTING POLICIES

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

Given the volatility of oil and gas prices, it is reasonably possible that the estimate of discounted future net cash flows from proved oil and gas reserve could change in the near term. If oil and gas prices decline in the future, even if only for a short period of time, it is possible that impairment of oil and gas properties could occur. In addition, it is reasonably possible that impairment could occur if costs are incurred in excess of any increases in the present value of future net cash flows from proved oil and gas reserves, or if properties are sold for proceeds less than the discounted present value of the related proved oil and gas reserves.

6. ASSET RETIREMENT OBLIGATIONS

SFAS No. 143, “Accounting for Asset Retirement Obligations,” addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. The associated asset retirement costs are capitalized as part of the carrying cost of the asset. The company’s asset retirement obligations consist of estimated costs for dismantlement, removal, site reclamation and similar activities associated with its oil and gas properties. An asset retirement obligation and the related asset retirement cost are recorded when an asset is first drilled, constructed or purchased. The asset retirement cost is determined and discounted to present value using a credit-adjusted risk-free rate. After initial recording, the liability is increased for the passage of time, with the increase being reflected as accretion expense in the statement of operations. Subsequent adjustments in the cost estimate are reflected in the asset retirement obligation liability and the amounts continue to be amortized over the useful life of the related long-lived asset.

The reconciliation of the beginning and ending asset retirement obligations for the period ending June 30, 2006 is as follows (in thousands):

Asset retirement obligation at June 30, 2005	$-
Liabilities incurred	12
Liabilities settled	-
Accretion expense	-
Asset retirement obligation at June 30, 2006	$12

7. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of June 30, 2006 and 2005 include the following:

	2006	2005
	(in Thousands)
Accounts payable	$436	$333
Accrued payroll and payroll related expenses	19	112
Accrued insurance	146	110
Accrued revenue interest payable	30
Taxes payable	6	2
Accrued warranty	-	1
	$637	$558

8.  ACCOUNTS PAYABLE SEISMIC DATA

In February 2003, SCS agreed to pay $650,000 to Offshore Seismic Surveys, Inc. (OSS), an offshore seismic company, for OSS agreeing to release GHRC from the $550,000 due to OSS for the Guinea seismic data. The additional $100,000 as charged to expense in 2003. OSS maintains a lien on the ownership and sale of 1,000 kilometers of the seismic data acquired in 2002, for the $650,000 less any payments made on this amount.

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

9. INSTALLMENT NOTES PAYABLE

Installment notes payable consist of the following as of June 30:

	2006	2005
	(in Thousands)
Lease payable in approximately 6 equal remaining monthly installments of $1,693 including interest at 10% APR, and secured by electrical equipment	$-	$10

Vendor settlement payable in 9 equal monthly installments of $1,000 plus a balloon payment of $24,500 due May 1, 2006, no interest and no collateral	-	33

Lease/Purchase payable for acquisition of oil and gas operations center with 5 equal remaining monthly installments of $6,541.09 including interest of 12% APR, and secured by a metal building of approximately 7,000 sq. ft. located on about 7/10 of an acre of land	-	32

Directors and Officers Liability Insurance premium notes payable with $20,994 down and the balance in 9 monthly installments of $9,545. including interest of 5.5% APR for the period ended June 30, 2005;		105

Directors and Officers Liability Insurance premium notes payable with $23,800 down and the balance in 9 monthly installments of $10,866 including interest of 6.5% APR for the period ended June 30, 2006;	95

Workman’s Compensation finance agreement payable with $10,117 down and balance in 9 monthly installments of $4,826	-	50

Auto insurance finance agreement payable with $7,000 down and balance in 9 monthly installments of $2,000 and $1,276 for 2006 and 2005, respectively.	11	17
	106	248
Less: current portion of long-term debts	(106)	(248)
Long-term portion	$-	$-

10. CONVERTIBLE NOTES PAYABLE

During the year ended June 30, 2006, the company entered into two note agreements. Both notes were repaid during the year. They are described below:

Convertible Note Payable

In August 2005, Hyperdynamics closed a private financing convertible note payable with Dutchess Private Equities Fund II, LP (Dutchess). The proceeds from the transaction were received in two tranches. The first tranche of $1,000,000 was received at closing and the second tranche of $500,000 was received upon the filing of a registration statement with the SEC. The registration statement was filed with the SEC in October 2005. Upon effectiveness of the registration statement, Dutchess may elect to receive loan payments in the form of stock at a conversion price based upon the prevailing market price of Hyperdynamics' common stock but in no event less than $1.00 per share. In conjunction with the transaction, Hyperdynamics issued a detachable warrant to Duchess to purchase 500,000 shares of common stock at $1.00 per share. The relative fair value of the warrants was $305,000 and the intrinsic value of the conversion feature of the two tranches was $580,000. Effective February 9, 2006, Hyperdynamics has the option to enter into another debenture with Dutchess for an additional $1,500,000. During the quarter ending March 31, 2006 this note was converted into common stock.

Short Term Note Payable

In December 2005, Hyperdynamics issued 127,000 shares of stock with a market value of $240,030 and a non-interest bearing note to Dutchess in exchange for $640,000. Upon effectiveness of the aforementioned registration statement, Dutchess may elect to receive loan payments in the form of stock at a conversion price based upon the prevailing market price of Hyperdynamics' common stock. The intrinsic value of the conversion feature was $575,000. In June 2006 this note was paid off via the aforementioned conversion feature.

Hyperdynamics analyzed its convertible notes payable instruments for derivative accounting consideration under SFAS 133 and EITF 00-19. Hyperdynamics determined the conversion feature met the criteria for classification in stockholders' equity under SFAS 133 and EITF 00-19. Therefore, derivative accounting is not applicable for the convertible instruments.

The activity on the notes during the year ended June 30, 2006 is as follows:

Face value of debentures	$2,140,000
Less: Discount related to warrants	(305,000)
Discount related to conversion feature	(1,155,000)
Discount related to financing costs	(155,000)
Subtotal	525,000
Add: Amortization of discount	1,615,000
Total principal	2,140,000
Less payments:
Conversion to common shares	(1,893,000)
Cash payments	(247,000)
Balance of debentures at June 30, 2006	$-

11. CONVERTIBLE DEBENTURES

In June 2006, Hyperdynamics entered into a financing arrangement with Cornell Capital Partners, LP whereby Hyperdynamics received net proceeds of $5,440,000 in exchange for three debentures and warrants to purchase 955,000, 715,000 and 430,000 shares of our common stock at exercise prices of $2.50, $3.50 and $4.00 per share, respectively.

The first two debentures were funded at closing and upon the filing of a registration statement with the SEC, in June 2006. The third debenture of $1,800,000 was funded in August 2006 when the aforementioned registration statement became effective.

The debentures bear interest at an annual rate of 10% and are to be repaid in monthly installments of $175,000 plus interest. The debenture maturity date is June 19, 2009. The debentures may be converted into shares of our common stock at the option of the holder. The debentures are secured by substantially all of the assets of the company, except for the assets of our subsidiaries SCS Corp and SCS Guinea SARL and our assets and operations in the Republic of Guinea.

Hyperdynamics analyzed the convertible debentures for derivative accounting consideration under SFAS 133 and EITF 00-19. Hyperdynamics determined the conversion feature met the criteria for classification in stockholders' equity under SFAS 133 and EITF 00-19. Therefore, derivative accounting is not applicable for the convertible instruments.

The carrying value of the debentures at June 30, 2006 is as follows:

Face value of debentures	$4,000,000
Less: Discount related to warrants	(1,331,000)
Discount related to conversion feature	(759,000)
Add: Amortization of discount	32,000
Carrying value of debentures at June 30, 2006	$1,932,000

12. LETTER OF CREDIT

Hyperdynamics opened a Time Certificate of Deposit with Frost Bank on January 6, 2006 for an initial deposit amount of $75,000 securing a letter of credit. The purpose of the letter of credit is to serve as a guarantee the lease payments on Hyperdynamics' new office space in Sugar Land, TX. The letter of credit is guaranteed by a security interest in a certificate of deposit with Frost Bank that may not be redeemed until the letter of credit expires. There were no draws against this letter of credit as of June 30, 2006. The letter will not be renewed upon expiration and the funds will be free of restriction at that time. The term is 24 months and the maturity date is January 6, 2008.

13. INCOME TAXES:

Income taxes are not due since Hyperdynamics has had losses since inception. Hyperdynamics has net operating loss carryforwards of approximately $18,800,000 at June 30, 2006. Components of income tax expense for the years ended June 30, 2006, 2005 and 2004 are as follows:

	2006	2005	2004

Deferred Tax asset	$6,393,000	4,389,000	2,255,000
Increase in valuation allowance for deferred tax assets	$(6,393,000)	(4,389,000)	(2,255,000)

Income tax expense	$-	-	-

Internal Revenue Section 382 restricts the ability to use these carryforwards whenever an ownership change as defined occurs. Hyperdynamics incurred such an ownership change on January 14, 1998 and again on June 30, 2001, As a result of the first ownership change, Hyperdynamics' use of net operating losses as of January 14, 1998 of $949,000 are restricted to $151,000 per year. The availability of losses from that date through June 30, 2001 of $3,313,000 are restricted to $784,000 per year. Losses in fiscal 2002 and beyond are not restricted. The net operating loss carryforwards expire from 2011 to 2026.

14. SHAREHOLDERS' EQUITY:

Series A and B Preferred Stock

Series A Convertible Preferred Stock was issued in January 2000 for net proceeds of $2,604,190. The stated value is $1,000 per share and par value is $.001. By terms of the agreement, it is convertible into Hyperdynamics' common stock at a price of the lower of the trading price when purchased at $5.25 or 80% of the current 5-day trading average. All or any of the stock may be converted at any time at the holder's option, and all shares outstanding as of January 30, 2002 were to be automatically converted. This series is non-voting and has a dividend rate of 4%, payable at conversion in either cash or shares of common stock, at Hyperdynamics' option. 1,055 shares were converted to common in 2000 and 2001. Hyperdynamics has not converted any of the Series A shares since fiscal 2001 because of claims filed in November 2001 in our lawsuit with the Series A shareholders. Since the outcome is not known and no conversion had been effected, Hyperdynamics continued to accrue the dividend through September 30, 2004. Management evaluated the accrual as of September 30, 2004, and considers the accrual as of that date to be adequate to cover the liability, if any, pursuant to the lawsuit.

As of June 30, 2004, $352,953 in dividends were accrued. In 2005 dividends of $19,445 were accrued resulting in total accrued Series A dividends of $372,398 as of June 30, 2005 and 2006. No dividends have been accrued in 2006.

22,725 shares of Series B Convertible Preferred Stock were issued for the acquisition of SCS Corporation on May 31, 2001. The stated value is $1,000 per share and the par value is $0.001. Each Series B share may vote 7,408 common shares for a total of 20,186,800 votes. The shares are convertible to common stock at the lesser of $0.135 or 50% of the current 5- day average trading price. Series B stockholders are entitled to a 4% cumulative dividend on the stated value, which is payable only upon conversion of the preferred stock. Dividends may be paid in stock or cash at Hyperdynamics' option. Dividends accrued on the Series B as of June 30, 2004 were $163,500. In 2005 dividends of $81,750 were accrued for the first three (3) quarters of FYE 2005, resulting in accrued dividends as of March 31, 2005 of $245,250. The board of directors approved the issuance of 87,715 shares of restricted common stock to pay the March 31, 2005 accrued series B dividend. Dividends were accrued for the fourth quarter leaving a balance of $27,250 as of June 30, 2005. In 2006 dividends of $109,000 were accrued. The resulting balance in accrued dividends was $136,000 as of June 30, 2006.

Accrued dividends on Series A and Series B stock as of June 30, 2005 totaled $ 508,000.

If all Preferred Series A and B shares were converted as of June 30, 2006, total common shares outstanding would be approximately 66,962,000 shares.

Common Stock

For exercise of options and warrants:

In November 2005, a warrant to purchase 25,000 shares of common stock at $0.50 per share was exercised for gross proceeds of $12,500.

In December 2005, a warrant to purchase 25,000 shares of common stock at $0.50 per share was exercised for gross proceeds of $12,500.

In February 2006, a warrant to purchase 20,000 shares of common stock at $0.50 per share was exercised for gross proceeds of $10,000.

In February 2006, a warrant to purchase 510,000 shares of common stock at $0.50 per share was exercised for gross proceeds of $255,000.

In February 2006, a warrant to purchase 300,000 shares of common stock at $0.50 per share was exercised for gross proceeds of $150,000.

In March 2006, a warrant to purchase 100,000 shares of common stock at $0.50 per share was exercised for gross proceeds of $50,000.

In April 2006, a warrant to purchase 100,000 shares of common stock at $0.50 per share was exercised for gross proceeds of $50,000.

In April 2006, a warrant to purchase 25,000 shares of common stock at $0.50 per share was exercised for gross proceeds of $12,500.

In June 2006, a warrant to purchase 25,000 shares of common stock at $0.50 per share was exercised for gross proceeds of $12,500.

In May 2006, the Company issued 2,563 shares of common stock upon the cashless exercise of a warrant to purchase 5,000 shares of common stock.

For services:
During the year ended June 30, 2006, Hyperdynamics issued 179,266 shares of common stock for consulting services valued at $397,000.

To repurchase working interest:
In February 2006, 197,416 shares of common stock were issued to four investors who had purchased 5% working interest in leases owned by Trendsetter Production Company, ( a wholly owned subsidiary of Hyperdynamics) in a transaction by which their working interest was returned to Trendsetter Production Company. The settlement was recorded at Hyperdynamics’ common stock price as of the date of settlement, $581,000.

For options exercised associated with convertible note payable:
In August, 2005, Hyperdynamics entered into financing agreement in which an outside investor purchased a convertible note payable and a short-term note payable. (see note 10) In connection with the convertible note payable, Hyperdynamics issued a detachable warrant to purchase 500,000 shares of common stock at $1.00 per share. The exercise price was adjusted to $0.90 per share as a penalty for filing the S-1 to register the stock associated with the financing after a contractually stipulated date. These warrants were exercised for In February 2006 for $450,000.

For conversion of convertible notes payable:
1,488,817 shares of common stock were issued as conversion of principal payments of $1,313,000 and to pay interest of $27,000 on the convertible note payable (see Note 10) during February and March 2006. 204,028 shares of common stock were issued as conversion of principal payments of $580,000 on the short-term note payable (see Note 10). Thus, a total of 1,692,845 shares of common stock were issued associated with the payment of $1,695,000 of principal and interest on the financing agreement entered into during August 2005.

For cash:
During April and May 2006, 135,095 shares of common stock were sold at current market prices, which then ranged from $2.21 to $3.00 per share, for $387,000.

Beneficial conversion costs:
Hyperdynamics entered into a short-term note as described in Note 10 in December 2005. 127,000 shares of common stock with a market value of $240,000 were issued in conjunction with the note closing. The value of the stock issued is a component of the beneficial conversion feature associated with the transaction. Discounts related to the beneficial conversion feature and to the detachable warrant totaled $1,460,000.

During June 2006, Hyperdynamics entered into a convertible debenture agreement with another investor (see Note 11). Discounts related to the beneficial conversion feature and to the detachable warrant issued with these debentures totaled $2,100,000.

Thus, total discounts associated with the issuance of convertible notes payable and convertible debentures totaled $3,560,000.

15. STOCK OPTIONS AND WARRANTS

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

During 2005, Hyperdynamics did not grant any compensatory warrants or options. In 2004, Hyperdynamics granted 2,360,000 warrants to consultants, which vested during 2004, 2005 and 2006. The compensation cost recognized for these warrants was $474,000, $1,833,000 and $1,518,000 for the years ended June 30, 2006, 2005 and 2004, respectively, based on the Black-Scholes option pricing model.

During 2006, 2005 and 2004, respectively, Hyperdynamics issued 640,000, 0 and 333,333 options or warrants to employees. The compensation cost recognized for this share-based compensation was $381,000, $0 and $266,000 for the years ended June 30, 2006, 2005 and 2004, based on the Black-Scholes option pricing model.

In addition to warrants and options issued to consultants and employees, warrants to purchase 2,939,373 shares were issued in conjunction with two convertible debenture arrangements in 2006 and investors purchased 3,732,403 warrants in conjunction with purchases of SCS preferred stock and Hyperdynamics common stock in 2005.

The weighted average fair value of the employee and consultant stock options and warrants vested during 2006, 2005 and 2004 was $1.26, $2.29 and $1.45, respectively. Variables used in the Black-Scholes option-pricing model include (1) risk-free interest rates ranging from 1% to 2.5%, depending on the grant dates and the expected lives of the options, (2) expected option life is the actual remaining life of the options as of the grant date, (3) expected volatility is the actual historical stock price fluctuation volatility and (4) zero expected dividends.

Summary information regarding options and warrants is as follows:

	Options	Weighted Average Share Price	Warrants	Weighted Average Share Price
Outstanding at year ended June 30, 2003	-	-	4,625,000	$1.16
Granted	-	-	6,425,736	1.31
Exercised	-	-	(3,412,333)	.28
Expired	-	-	(355,000)	.83
Outstanding at year ended June 30, 2004	-	-	7,283,403	$1.69
Granted	-	-	250,000.55
Exercised	-	-	(321,500)	.52
Expired	-	-	(600,000)	6.50
Outstanding at year ended June 30, 2005	-	-	6,611,903	$1.27
Granted	640,000	$1.30	2,600,000	$2.72
Exercised	(5,000)	1.55	(1,630,000)	.62
Expired	-	-	(10,000)	.28
Outstanding at year ended June 30, 2006	635,000	$1.30	7,571,903	$1.90

Warrants outstanding and exercisable as of June 30, 2005
Exercise Price	Outstanding Number of Shares	Remaining Life	Exercisable Number of Shares
$ .23	800,000	2 years	800,000
.25	175,000	3 years	175,000
.28	10,000	1 year	10,000
.50	100,000	1 year	100,000
.50	1,992,000	2 years	1,392,000
2.00	3,534,903	2 years	3,534,903
	6,611,903		6,011,903

Warrants outstanding and exercisable as of June 30, 2006
Exercise Price	Outstanding Number of Shares	Remaining Life	Exercisable Number of Shares
$.23	800,000	1 year	800,000
$.25	175,000	2 years	175,000
$.50 - $1.00	962,000	1 year	962,000
$2.00	3,534,903	1 year	3,534,903
2.50	955,000	5 years	955,000
3.50	715,000	5 years	715,000
4.00	430,000	5 years	430,000
	7,571,903		7,571,903

Options outstanding and exercisable as of June 30, 2006
Exercise Price	Outstanding Number of Shares	Remaining Life	Exercisable Number of Shares

$1.00 - 1.49	400,000	1 year	40,000
$1.50 - 1.99	120,000	1 year	120,000
$2.00 - 2.49	115,000	3 years	115,000

	635,000		275,000

16. SEGMENT INFORMATION

Reportable segments

Hyperdynamics management has two reportable segments: SCS Corporation ("SCS") and its Louisiana operations (“HYD"). SCS is engaged in oil and gas exploration activities pertaining to offshore Guinea, West Africa. Additionally, to provides seismic data transcription and management services to support its activities and to external customers. The seismic data work is performed in the USA. HYD is engaged in oil and gas exploration and production activities in Louisiana, USA; it also provides some oilfield services to external customers. Hyperdynamics evaluates performance based on profit or loss from operations. The reportable segments are managed by separate management teams who are valuated based on their segment's performance.

The following tables summarize certain balance sheet and income statement data about Hyperdynamics' reportable segments and corporate overhead:

Year ended June 30, 2006 (in Thousands)
	SCS	HYD	Corporate	Total
Revenues from external customers	$-	$656	$-	$656
Depreciation, Depletion and Amortization	31	116	19	167
Loss from Operations	(825)	(1,754)	(2,462)	(5,041)
Expenditures for long-lived assets	93	450	11	554

Year ended June 30, 2005 (in Thousands)
	SCS	HYD	Corporate	Total
Revenues from external customers	$3	$170	$-	$173
Depreciation, Depletion and Amortization	28	77	20	125
Loss from Operations	(529)	(1,508)	(2,863)	(4,900)
Expenditures for long-lived assets	889	958	17	1,864

Year ended June 30, 2004 (in Thousands)
	SCS	HYD	Corporate	Total
Revenues from external customers	$18	$10	$10	$38
Depreciation, Depletion and Amortization	24	19	18	61
Loss from Operations	(408)	(92)	(2,618)	(3,117)
Expenditures for long-lived assets	2,339	359	1	2,699

17. COMMITMENTS AND CONTINGENCIES

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

Hyperdynamics is granted the option to terminate the lease on the current headquarters office lease at the end of month sixty (60) by providing the landlord with written notice not less than nine months prior to such termination date.

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

18. RELATED PARTY TRANSACTIONS

Related party transactions include payments to the CEO's brother, Michael Watts, as follows: during the year ended June 30, 2004, Michael Watts, the CEO's brother, received payment of $700,000 cash to pay for offering costs on private subscription agreements and warrants exercised. Additional offering costs will also be paid on 3,732,403 warrants purchased by private investors should they be exercised in the future. If all of these warrants were exercised, Mr. Watts would receive approximately $712,000 to pay these additional costs.

Additionally, warrants to purchase 1,200,000 shares of common stock with an exercise price of $.50 per share were issued to a company of which Michael Watts is president for public relations/investor relations services. The warrants vest quarterly from January 2004 through December 2005 and expire July 18, 2007. As of June 30, 2006 all of these warrants had vested. The value of the 1,200,000 warrants, as computed using the Black-Scholes model, was $2,257,000 of which $196,000, $1,101,000 and $960,000 was recognized in 2006, 2005 and 2004, respectively.

On February 9, 2005 the Audit Committee of Hyperdynamics Corporation, acting under the Audit Committee Charter adopted by the board of directors on October 18, 2005 (see Exhibit 14.1 hereunder), pre-approved a contract with Geoserve Marketing, an assumed name for Michael E. Watts, the brother of the Chief Executive Officer. The contract was executed by Trendsetter Production Company, (our wholly owned subsidiary) with Geoserve Marketing. Under the Agreement Geoserve Marketing was to sell up to 49% of the working interest in certain oil and gas properties owned by Trendsetter. At $55,000 per point, this was to bring in gross proceeds of $2,695,000 once sold out. Geoserve Marketing was given the responsibilities to sell working interest on the company's oil and gas leases; obtain executed documents for such sales as required by the company; help prepare the marketing materials for working interest sales; obtain investor non-disclosure agreements and other representations from all prospective non-operators; obtain a check or wired funds from and signatures of non-operators on all pertinent operating agreement forms; pay expenses for working interest promotion including but not limited to any brokerage fees and referral fees. Trendsetter agreed to pay 20% of the proceeds to Geoserve Marketing in return for these services. On June 30, 2005, the independent audit committee pre-approved an extension of the working interest sales contract through July 30, 2005. As of June 30, 2005, 18.5% working interest, or $1,017,500, had been sold and Geoserve Marketing had been paid promotion fees of $204,000.

On July 29, 2005, the audit committee pre-approved that Trendsetter Production Company may extend the term of the contract with Geoserve Marketing until a total of gross sales of $2,695,000 has occurred or it has been determined that HYDR is cash flowing, as a whole, or the company otherwise reaches a cash position net of current liabilities equal to at least $1,500,000 with projected cash surplus to last a minimum of one year based on current operations. As of June 30, 2006, and additional 16.5% or $908,000 had been sold and an additional $181,000 in promotion fees have been paid to Geoserve Marketing. Total fees paid in conjunction with this arrangement were $385,000.

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

In September, 2006, Harry James Briers, Executive Vice President, requested and obtained pre-approval from the Audit Committee to give Christopher M. Watts, a related party of Mr. Kent Watts, our CEO, a bonus for work performed in Guinea and a raise in pay as the company’s Investor Relations Coordinator. He received a bonus of $2,000 and a raise from $29,000 annually to $32,480 annually. The raise of $3,480 represents a 12% increase.

In October, 2006, the Company hired Glen Driver as a manager in our Louisiana operations. Mr. Driver is the father of Jeremy Driver, a related party of Mr. Kent Watts, our CEO. The audit committee pre-approved the hiring in accordance with the Company’s conflict of interest policy.

19. SUBSEQUENT EVENTS

New 2006 Production Sharing Contract (2006 PSC) Between the Republic of Guinea and SCS

Under the new 2006 PSC signed on September 22, 2006, SCS has the following obligations:

a.	The 2006 PSC specifies royalties and production sharing if oil and/or gas is discovered.

b.
During the first exploration period that started on September 22, 2006, SCS must perform 2-D or 3-D seismic and other work on the seismic to be acquired. The estimated expenditure is $10,000,000. The completion of the work exempts SCS from the expenditure obligation. SCS has 2 years with two 1 year extensions provided for in the 2006 PSC or a minimum of 4 years to complete the work in the first exploration period.

c.
During the second exploration period, SCS is required to drill at least two exploratory wells at an estimated cost of $15 to $20 million each. The time frame for SCS has to complete this requirement is at least four years with a four year extension or 8 years.

d.
SCS may conduct second exploration period work during the first exploration period and the work performed will accrue to the requirement of the second exploration period. SCS has at least 12 years to complete its work obligations and the completion of any of our work obligations will exempt us from the expenditure obligation.

e.
Upon a commercial discovery, SCS can choose a 500 square kilometer area as an exploitation area and SCS may have as many exploitation areas as it decides. Each well within an exploitation area will have a separate 25 year exploitation term with two 10 year extensions (by SCS showing the well can still be produced) for a total of 45 years total to produce each producing well.

Debt Conversion

In August and September 2006, the holder of our convertible debentures elected to convert a portion of the convertible debentures into our common stock. $2,125,000 of debt was converted through the issuance of 1,062,000 shares of our common stock.

20. SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED)

The following supplemental information regarding the oil and gas activities of the Hyperdynamics is presented pursuant to the disclosure requirements promulgated by the SEC and Statement of Financial Standards (“SFAS”) No. 69, Disclosures About Oil and Gas Producing Activities. Since there were no proved reserves the oil and gas properties located in the Republic of Guinea, the following supplemental information only include the oil and gas activities in Louisiana, USA.

The following estimates of reserve quantities and related standardized measure of discounted net cash flows are estimates only, and are not intended to reflect realizable values or fair market values of the Hyperdynamics’ reserves. The Hyperdynamics emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than producing oil and gas properties. Additionally, the price of oil has been very volatile and downward changes in prices can significantly affect quantities that are economically recoverable. Accordingly, these estimates are expected to change as future information becomes available and these changes may be significant.

Proved reserves are estimated reserves of crude oil and natural gas that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are those expected to be recovered through existing wells, equipment and operating methods.

The standardized measure of discounted future net cash flows is computed by applying year-end prices of oil and gas (with consideration of price changes only to the extent provided by contractual arrangements) to the estimated future production of proved oil and gas reserves, less estimated future expenditures (based on a year-end costs) to be incurred in developing and producing the proved reserves, less estimated future income tax expenses. The estimated future net cash flows are then discounted using a rate of 10% per year to reflect the estimated timing of the future cash flows.

Proved Reserves

The following reserve schedule summarizes the Hyperdynamics’ net ownership interests in estimated quantities of proved oil reserves and changes in proved reserves, all of which are located in the continental United States. Reserve estimates for crude oil contained below were prepared by Ryder Scott Hyperdynamics, independent petroleum engineers.

	JUNE 30, 2006
PROVED RESERVES AS OF:	OIL (BARRELS)	GAS (MMCF)
Beginning of the period (1)	-	-
Revisions of previous estimates	-	-
Extensions, discoveries and other additions	57,514	-
Production	(13,869)	-
Purchase (Sales) of minerals in place	(2,040)	-
End of the year	41,605	-

Oil and Gas Operations

Costs Incurred in Oil and Gas Activities

Costs incurred in connection with the Hyperdynamics’ crude oil and natural gas acquisition, exploration and development activities for each of the years are shown below:

USA	YEAR ENDED JUNE 30, 2006	YEAR ENDED JUNE 30, 2005
Property acquisition costs:
Proved	$2,000	$-
Unproved	17,000	17,000
Total acquisition costs	19,000	17,000
Exploration costs	261,000	568,000
Development costs	141,000	90,000
Purchase of reserves	-	65,000
Cost Recovery (sales of working interests)	(421,000)	(740,000)
Total US operations	$-	$-

REPUBLIC OF GUINEA	YEAR ENDED JUNE 30, 2006	YEAR ENDED JUNE 30, 2005
Property acquisition costs:
Proved	$-	$-
Unproved	-	-
Total acquisition costs	-	-
Exploration costs	66,000	590,000
Development costs	-	-
Purchase of reserves	-	-
Cost Recovery (sales of working interests)	-	-
Total Republic of Guinea operations	$66,000	$590,000

Aggregate Capitalized Costs

Aggregate capitalized costs relating to the Hyperdynamics’ crude oil and natural gas producing activities, including asset retirement costs and related accumulated DD&A, as of June 30 are shown below:

	2006	2005
Unproved oil and gas properties	$738,000	585,000
Proved oil and gas properties	423,000	155,000
Oilfield equipment	467,000	615,000
Cost Recovery (sales of working interests)	(1,161,000)	(740,000)
Total oil and gas properties	467,000	615,000
Accumulated DD&A	(169,000)	(124,000)
Net capitalized costs in the US	298,000	491,000

Unproved oil and gas properties	$4,139,000	4,073,000
Proved oil and gas properties	-	-
Oilfield equipment	-	-
Cost Recovery (sales of working interests)	-	-
Total oil and gas properties	4,139,000	4,073,000
Accumulated DD&A	-	-
Net capitalized costs in the Republic of Guinea	4,139,000	4,073,000
Total net capital costs	4,437,000	4,564,000

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves

The following table presents the standardized measure of future net cash flows from proved oil reserves in accordance with SFAS No. 69. All components of the standardized measure are from proved reserves, all of which are located within the continent of the United States. As prescribed by this statement, the amounts shown are based on prices and costs at June 30, 2006 and 2005, and assume continuation of existing economic conditions. Future income taxes are based on year-end statutory rates, adjusted for tax credits. A discount factor of 10 percent was used to reflect the timing of future net cash flows. Extensive judgments are involved in estimating the timing of production and the costs that will be incurred through the remaining lives of the fields. Accordingly, the estimates of future net revenues from proved reserves and the present value thereof may not be materially correct when judged against actual subsequent results. Further, since prices and costs do not remain static, and no price or cost changes have been considered, and future production and development costs are estimated to be incurred in developing and producing the estimated proved oil reserves, the results are not necessarily indicative of the fair market value of estimate proved reserves, and the results may not be comparable to estimates by other oil producers.

June 30,
2006

Future cash inflows	$2,963,000
Future production costs	(1,690,000)
Future development costs	-
Future income tax expenses	(339,000)
Future net cash flows	934,000
10% annual discount for estimated timing of cash flows	(80,000)
Standardized measure of discounted future net cash flows at the end of the year	$854,000

The standardized measure of discounted future net cash flows as of June 30, 2006 and 2005 was calculated using prices in effect as of that date. See the following table for average prices.

JUNE 30,
2006

Average crude oil price per Barrel	$69.44

Sources of Changes in Discounted Future Net Cash Flows

Principal changes in the aggregate standardized measure of discounted future net cash flows attributable to the Hyperdynamics’ proved crude oil reserves, as required by SFAS No. 69, at year end are set forth in the table below (in thousands). Since there were no productions or proved reserves for the year ended 2004 and minimal oil production volume for the year ended June 30, 2005, no available data to compute the changes in discounted future cash flows for year ended June 30, 2005.

YEAR ENDED JUNE 30, 2006
Standardized measure of discounted future net cash flows at the beginning of the year	$-
Net changes in prices and production costs	(55,000)
Changes in estimated future development costs	-
Sales of oil and gas produced, net of production costs	222,000
Extensions, discoveries and improved recovery, less related costs	364,000
Purchases (sales) of minerals in place	(9,000)
Revisions of previous quantity estimates	261,000
Previously estimated development costs incurred	-
Net change in income taxes	(72,000)
Accretion of discount	143,000
Standardized measure of discounted future net cash flows at the end of the year	$854,000

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Our Chief Executive Officer and our Chief Financial Officer, have concluded that our disclosure controls and procedures are appropriate and effective. They have evaluated these controls and procedures as of the end of the period covered by this report on Form 10-K. There were no significant changes in the our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Therehave been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) or Rule 15d-14(b) that occurred during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Executive Officers and Directors.

The following table sets forth the names and positions of each of our Executive Officers and Directors.

Name	Position	Age

Kent Watts	Director, Chief Executive Officer, Chairman and President	48

Harry J. Briers	Director and Executive Vice President	43

Harold A. Poling	Director	81

Albert F. Young	Director	69

Steven Plumb	Chief Financial Officer	47

L. Gene Stohler	Director	77

Directors are elected annually and hold office until the next annual meeting of our stockholders or until their successors are elected and qualified. We have no standing committees of the Board of Directors. Officers are elected annually and serve at the discretion of the Board of Directors. There is no family relationship between or among any of the Directors and our Executive Officers. Board vacancies are filled by a majority vote of the Board. We have determined that our Vice-President for Guinea Affairs, Famourou Kourouma, is not an executive officer. We have a corporate Secretary who we have also determined is not an executive officer.

Kent Watts, age 48, became Chairman of the Board of Directors and was named our President Chief Executive Officer (CEO) on June 4, 1997. Mr. Watts has been a certified public accountant in Texas since 1985 and a licensed real estate broker since 1979. He received a Bachelor of Business Administration Degree from the University of Houston in 1983. Mr. Watts founded MicroData Systems, Inc., our former subsidiary, in 1988 and was MicroData's CEO until he became President and Chief Executive Officer of Hyperdynamics Corporation. . In 2005 he traveled to Guinea and established Hyperdynamics’ foreign subsidiary and laid the groundwork for a new 2006 production sharing contract.  As our CEO and Chairman of the Board, he remains primarily responsible for managing our strategic direction and focus on the vertical oil and gas industry. Mr. Watts is the founder, president and director of American Friends of Guinea, established in March of 2005 as a non-profit with a 501(c) 3 designation for the purpose of making donations for medical relief agendas in the Republic of Guinea.

Harry James Briers, age 43, has been a Director since March 2, 2000. He began as our Director of Integrated Information Systems when he joined us in May 1998. He was elected as Vice President of Operations for Hyperdynamics Corporation in 1999 and named the Chief Operating Officer in 1999. He became our Executive Vice President in October 2002, which is the only position and title he now holds. From 1988 until May 1998, Mr. Briers owned and operated Perfect Solutions, a software consulting firm in Houston, Texas. He has extensive experience in the sale and implementation of mission critical software applications. Prior work experience included consulting for Ernst & Young in its Entrepreneurial Services Group. Mr. Briers has a B.S. in Accounting and an MBA from the University of Houston-Clear Lake. As Executive Vice President he is responsible for managing the daily operations of the organization. He holds no other directorships.

Mr. Harold A. Poling, age 81 was elected as our fourth Director on June 2, 2004. He is a former Chairman of the Board and CEO of Ford Motor Co. After finishing his MBA in accounting, he took a job with Ford in 1951. Ford of Europe had record earnings during his tenure as head of that subsidiary. He moved to Ford's North American Operations prior to being named President and COO, then Vice-chairman and CEO of , and later Chairman and CEO of Ford Motor Co., the world's second largest auto maker. He served as a member of Ford's Board of Directors from May 1979 until January 1994, and was elected Chairman in March 1990. He became a member of the Office of the Chief Executive of Ford in November 1984. He retired from Ford in January 1994. Currently, Mr. Poling serves as the Chairman of The PGA Tournament Players Club of Michigan and is also the chairman for Eclipse Aviation Corp. He is a Director of, Monmouth, IL. College Senate, and William Beaumont Hospital where he is also a trustee. He is also a member of the Board of Trustees of Spring Arbor University. In the past, Mr. Poling served on the Boards of ArvinMeritor, Flint Ink Corporation, Royal Dutch Shell, Kellogg, and is past Director of the Professional Golf Association's (PGA) Tour Policy Board.

Albert F. Young, age 68, was elected to the Board of Directors on October 18, 2004. He currently owns and operates Al Young Sales and Consulting. He retired from Venture Industries, where he had spent the preceding 14 years, in 2003. Currently, he continues to consult with Venture and is the Executive Assistant to its Chairman. During his tenure at Venture, Mr. Young was responsible for building his division's sales to approximately $500 million annually. Additionally, Mr. Young was instrumental in formulating and orchestrating several acquisitions and joint ventures including Venture's purchase of a Ford plastic plant, design center and two (2) tool shops in Melbourne, Australia. These acquisitions made Venture a supplier of automotive design projects. Additionally, Mr. Young helped Venture acquire Bailey Corporation and a third tool shop in Michigan and became a joint venture partner with Visteon in the purchase of Atlantic Automotive in Benton Harbor, Michigan. He holds no other public company directorships.

Steven Plumb, age 47, has been our CFO since November 2005. He is a CPA licensed to practice in Texas. Mr. Plumb is a financial manager and senior executive experienced in operations, finance and marketing. He has Big 4 CPA experience, a background in IT, biotech, Fortune 500 firms, medical and utility companies, distribution, real estate, construction, governmental entities, and non-profit organizations. During 1981-1982, Mr. Plumb was a staff accountant at PriceWaterhouseCoopers. During 1982-1984, Mr. Plumb was a staff accountant at Kalman Phillips & Leon, P.C. During 1984-1987, Mr. Plumb was a supervising senior accountant at KPMG. During 1987-1990, Mr. Plumb was the controller of Memorial Hermann Rehabilitation Hospital. During 1990-1992, Mr. Plumb was the CFO of DePelchin Children's Center. During 1992-present, Mr. Plumb was the President of Steven M. Plumb, P.C. During 1997-2001, Mr. Plumb was the President of Orchard Consulting Group, Inc. During 2002-2004, Mr. Plumb was the CFO of ADVENTRX Pharmaceuticals, Inc. During 2003-present, Mr. Plumb was the President of Clear Financial Solutions, Inc. Mr. Plumb is also the CFO of Bluegate Corporation, a public company. Mr. Plumb is a member of: American Institute of Certified Public Accountants; Texas Society of Certified Public Accountants; Houston Chapter of Texas Society of Certified Public Accountants; Houston Technology Center; and Association for Corporate Growth. Mr. Plumb is active in BioHouston and the Rice Alliance. Mr. Plumb has a Bachelor of Business Administration degree from the University of Texas at Austin, Austin, Texas, 1981. There is no family relationship between Mr. Plumb and any of our officers or directors. We have a one year contract with Clear Financial Solutions, Inc., a company owned by Mr. Plumb, which has agreed to provide us with a so called “contract” CFO, namely Mr. Plumb. We will pay a fee directly to Clear Financial Solutions, Inc. in the estimated amount of approximately $3,300 to $4,950 per month for Mr. Plumb's services as our CFO and some additional services provided to us by Clear Financial Solutions, Inc.

L. Gene Stohler, age 77, is a Director. One of Mr. Stohler's early activities in 1959 was supporting the inventor of the cruise control system for automobiles. Mr. Stohler provided marketing, sales and manufacturing support assistance to the inventor. In 1970, Mr. Stohler began working for Rockwell International as the General Manager of the Service Parts Group of Rockwell. In 1978, Mr. Stohler was promoted to Director of Marketing for Rockwell. In 1983, Mr. Stohler joined ITT Automotive as Vice President, World Wide Sales and Marketing. His activities at ITT Automotive included sales management for the Anti-Lock Brake System sales to the automotive industry. In 1989, Mr. Stohler joined Masco Corporation as the Vice President--Marketing and Planning for the Masco Tech Automotive Group which had $750 million in sales, including projects such as engineering and building the Ford Mustang Convertible from a basic chassis. Mr. Stohler retired from MascoTech in 2003 and joined Bankers Integration Group, a startup company at that time, as the VP--Business Development, reporting to the Chairman. Bankers Integration Group, Inc. is a technology and software development company that provides decision support tools and services to the automotive industry for the purpose of assisting automobile dealers and financial institutions with interpretation of credit data, and matching buyers with available loan programs. Mr. Stohler is a past Board member of the Automotive Hall of Fame, Oakland University and a member of the Board of Breed Technologies, a supplier of safety equipment to the automotive industry.

Information Concerning the Board of Directors and its Committees.

We have an Audit Committee. The Audit Committee was created during October 2004. Mr. Poling, Mr. Stohler and Mr. Young are the members of the Audit Committee. All committee members are independent. Mr. Poling is the financial expert based on his work as Chairman and CEO of Ford Motor Co. The Audit Committee has a written charter, which was included in our proxy statement filed on December 28, 2004. During the year ended June 30, 2006, the Audit Committee met 7 times and took action by Unanimous Consent 1 time.

We have a compensation committee that started its work during fiscal 2006. Mr. Young and Mr. Stohler are members of the Compensation Committee. Both committee members are independent. During the year ended June 30, 2006, the Compensation Committee met 4 times and took no action by Unanimous Consent .

We do not have a nominating committee. Decisions concerning nominees for Director and for fiscal 2005 were made by the full Board of Directors. The Board has not adopted formal policies with regard to the process to be used for identifying and evaluating nominees for Director. However, we are currently in the process of developing these policies and procedures. At this time, the consideration of candidates nominated by Directors are in the Board's discretion. We believe this is adequate based on our size and each current Board member's qualifications.

The Board has not adopted formal policies with regard to shareholder communications with individual Board members. However, we are currently in the process of developing these policies and procedures.

The Board of Directors held special meetings on 5 occasions during the fiscal year ended June 30, 2006. The Board of Directors also took action by written consent on 22 occasions during the fiscal year ended June 30, 2006, in which all present Directors took part.

Section 16(a) Beneficial Ownership Reporting Compliance.

We have reviewed the Forms 3, 4 and 5 submitted to us relating to fiscal 2005. We have found that Harry Briers, Harold Poling, Albert F. Young, L. Gene Stohler, Steven Plumb DJX Ltd, and Kent Watts have filed all required Forms 3, 4 and 5 during fiscal 2006.

 The following table summarizes the results of our review:

Name	Form Type	Number of forms filed late	Number of transactions reported late

Harry Briers	4	1	3
Harold Poling	4	1	1
Albert F. Young	4	1	1
DJX Ltd	4	1	1
L. Gene Stohler	3	1	N/A
L. Gene Stohler	4	1	1
Steven Plumb	3	1	N/A
Steven Plumb	4	1	1

Code of Ethics.

We have adopted a Code of Ethics for our senior Executive Officers and Financial Officers, which was filed in our 10-KSB Amendment on May 16, 2005. We will provide without charge a copy of our Code of Ethics upon request. Such request should be directed in writing to: Kent Watts, Hyperdynamics Corporation, One Sugar Creek Center Blvd., #125, Sugar Land, Texas 77478, voice: (713) 353-9400, fax: (713) 353-9421. Our Web site is www.hypd.com.

Item 11. Executive Compensation.

Summary Compensation Table

The following table reflects all forms of compensation for the fiscal years ended June 30, 2004, 2005, and 2006 for services provided by our named Executive Officers.

				Annual Compensation Awards			Long Term Compensation Payouts
Compensation Name and Principal Position	Year	Salary		Bonus	Other Annual Compensation		Restricted Stock Awards	Securities Underlying Options SARS	LTIP Payouts	All Other Compensation

Kent Watts	2006	$100,000	(1)	-0-	$16,000	(4)	-0-	-0-	-0-	-0-
Chief Executive	2005	$100,000		-0-	$9,746	(4)	-0-	-0-	-0-	-0-
Officer	2004	$100,000		-0-	$171,062	(2)	-0-		-0-	-0-

Harry Briers	2006	$99,000		-0-	16,000	(4)	-0-	-0-	-0-	-0-
Executive Vice	2005	$95,000		-0-	9,746	(4)	-0-	-0-	-0-	-0-
President	2004	$95,000		-0-	$132,861	(3)	-0-	-0-	-0-	-0-

(1) On July 21, 1999, our Board of Directors unanimously agreed to the terms of an “Executive Employment Agreement” for Kent Watts. The Agreement was duly executed on July 21, 1999 which establishes Mr. Watts as our President, Chief Executive Officer (CEO). The contract provides for a base salary of $100,000 annually with a performance based incentive salary based on 5% of adjusted net income, up to an additional $100,000 in salary. Therefore, maximum salary under the Agreement is $200,000 annually. This Agreement has been renewed on a year-by-year basis under the same terms.
(2) On August 26, 2002, the strike price of warrants to purchase 1,100,000 shares of common stock that vested in fiscal 2004 and 2003 was reduced to $0.23 per share. The repricing of the warrants was valued as a new grant in fiscal 2003. This table reflects the $129,686 original fair value of the 400,000 warrants earned during 2004, $3,175 attributable to the repricing of these warrants, and bonus income of $38,201, for a total of $171,062.
(3) On August 26, 2002, the strike price of warrants to purchase 1,100,000 shares of common stock that vested in fiscal 2004 and 2003 was reduced to $0.23 per share. The repricing of the warrants was valued as a new grant in fiscal 2003. For the year ended June 30, 2004, 400,000 warrants were earned. The original fair value of these warrants, $129,686, and $3,175 attributable to the repricing of these warrants is included in 2004 bonus income.
(4) For the year ended June 30, 2005, Mr. Briers and Mr. Watts each received 4,051 shares of common stock as $9,746 compensation for service on the Board of Directors. For the year ended June 30, 2006, Mr. Briers and Mr. Watts each received 8,244 shares of common stock as $16,000 compensation for Board of Directors service.

Option/SAR Grants.

We did not grant any options or SARS to any of our Officers during the year ended June 30, 2006. We granted options to our independent directors as discussed in the Director Compensation section.

Aggregate Options Exercised In Last Fiscal Year And Fiscal Year End Option Values (*)
Name	Shares Acquired on Exercise	Value Realized	Number of Unexercised Securities Underlying Options at FYE Exercisable/Unexercisable(*)	Value of Unexercised in the Money Options at FYE Exercisable/Unexercisable
Kent Watts Chief Executive Officer	-0-	-0-	400,000/0	$840,000/0

Harry Briers Executive Vice President	-0-	-0-	400,000/0	$840,000/0
________________________________
(*) These are all of the remaining warrants that were in the money at fiscal year end 2006. Mr. Watts and Mr. Briers each hold 400,000 warrants for restricted common stock each that are vested but have not been exercised.

Option/SAR Repricings.

There were no option repricings during fiscal 2006.

Long-term Incentive Plan Awards.

There were no long-term incentive plan awards to any of our Officers during the year ended June 30, 2006.

Pension Plan Table

We do not have a pension plan.

Director Compensation.

During the year ended June 30, 2006, our non-independent directors, Harry Briers and Kent Watts, received compensation of $4,000 per quarter, or $16,000. The compensation was paid with 8,244 shares of common stock.

During the year ended June 30, 2006, compensation for independent directors was $8,000 per quarter. Our independent directors are Harold Poling, Al Young, and L. Gene Stohler. Mr. Young and Mr. Poling served for the entire year; thus compensation of $18,000 was paid in with 12,415 shares of common stock during the year and $8,000 was accrued as of June 30, 2006. Mr. Stohler became a director during the third quarter, so $8,000 was paid with 3,077 shares of common stock and $8,000 was accrued as of June 30, 2006. In addition, options to purchase 25,000 shares of common stock at $2.08 per share were granted to each director on May 24, 2006 as a bonus for their efforts with relation to our Guinea concession.

Effective fourth quarter 2006, independent directors who serve on the audit committee receive quarterly additional compensation of $5,000 and options to purchase 7,500 shares of common stock at a price per share determined based on the market price of our common stock on the day after the quarter ends.

Effective fourth quarter 2006, independent directors who serve on the compensation committee receive quarterly additional compensation of $2,500 and options to purchase 5,000 shares of common stock at a price per share determined based on the market price of our common stock on the day after the quarter ends.

Effective fourth quarter 2006, independent directors who serve on the nomination committee receive quarterly additional compensation of $2,500 and options to purchase 2,500 shares of common stock at a price per share determined based on the market price of our common stock on the day after the quarter ends.

Mr. Poling serves on the audit and compensation committees; accordingly, his compensation for committee service for the fourth quarter of 2006 was options to purchase 10,000 shares of common stock at $2.08 and $7,500, which was accrued as of June 30, 2006.

Mr. Stohler serves on the audit, nomination, and compensation committees; accordingly, his compensation for committee service for the fourth quarter of 2006 was options to purchase 15,000 shares of common stock at $2.08 and $10,000, which was accrued as of June 30, 2006.

Mr. Young serves on the audit, nomination, and compensation committees; accordingly, his compensation for committee service for the fourth quarter of 2006 was options to purchase 15,000 shares of common stock at $2.08 and $10,000, which was accrued as of June 30, 2006.

There was no other compensation granted by the Board for services rendered during the fiscal year ended 2006. There were no Director meeting expense reimbursements for 2005. Director meeting expense reimbursements submitted in 2006 totaled $88,700. We paid $37,000 during the year and the balance of $51,700 is accrued as of June 30, 2006.

Employment Contracts And Termination Of Employment And Change-In-Control Arrangements.

On August 14, 2006, we entered into a new employment agreement with our CEO and President, Kent Watts. The effective date of the employment agreement is deemed to be July 1, 2006. Pursuant to the employment agreement, Mr. Watts will devote his best efforts and his full business time and attention to the performance of the services customarily incident to such offices and position and to such other services of a senior executive nature as may be reasonably requested by our Board of Directors.

Term. The initial term of employment ends on July 1, 2009, provided, however, that as of the expiration date of each of the initial Term of Employment and if applicable, any Renewal Period the term of employment will automatically be extended for a two (2) year periods unless either we or Mr. Watts provides 2 months' notice to the contrary.

Cash Compensation. Mr. Watts’ base salary is $250,000 per year. Mr. Watts is entitled to receive a bonus equal 1% our net income before interest, taxes and the bonus. If there is no net income, the bonus is zero.

Stock compensation. Mr. Watts will receive 40,000 stock options per quarter during the term of the employment agreement beginning on the effective date for a total of 480,000 options. The shares underlying these options have been or will be registered shares. The options will expire 3 years after their issuance date. The exercise price of these options will be the greater of $2.00 or the closing price on the date of each quarterly option grant. In the event that we cannot issue the full amount of these quarterly options grants because we are or may become contractually bound to limit such option issuances, then number of options not granted for any one quarter pursuant to such a limitation will be carried forward and granted at a late date when we are not so restricted even if such future date is beyond the term of the employment agreement.

Mr. Watts is entitled to participate in any of our life, health and long-term disability insurance programs, pension and retirement programs, stock option and other incentive compensation programs, and other fringe benefit programs made available to senior executive employees, and such other fringe benefits as may be granted to him from time to time such as a corporate automobile lease and a membership in a country club. Mr. Watts can take a 4 week vacation each year with pay.

Mr. Watts will be added as an additional named insured under all liability insurance policies now in force or hereafter obtained covering any officer or director in his capacity as an officer or director. We will indemnify hold harmless Mr. Watts from any cost, expense or liability arising out of or relating to any acts or decisions made by him on behalf of or in the course of performing services for us.

Severance Agreement. We have a separate Severance Agreement with Mr. Watts. In the event his employment is terminated (a) by us other than for Cause, Disability or Death or (b) by Mr. Watts for good reason, then Mr. Watts shall receive:

(i)	His base salary during the period commencing on the effective date of such termination and ending 2 years later; and

(ii)	Medical insurance premium reimbursement through age 66 for himself and his spouse, and his children through age 25.

On October 9, 2006, we entered into a new employment agreement with our Executive Vice President, Harry Briers. The effective date of the employment agreement is deemed to be July 1, 2006. Pursuant to the employment agreement, Mr. Briers will devote his best efforts and his full business time and attention to the performance of the services customarily incident to such offices and position and to such other services of a senior executive nature as may be reasonably requested by our Board of Directors which may include services for one or more of our subsidiaries or affiliates.

Compensation. We will pay Mr. Briers a base annual salary of $190,000.00. In addition to the base compensation he may receive performance bonus as determined by the Chief Executive Officer and the Board of Directors.

Long Term Incentive/Stock Options. We will grant to Mr. Briers 25,000 stock options every quarter during the term of this Agreement. These options shall have an exercise price of the greater of $2.oo per share or the closing last trade price on the date of each option grant. However, grants are limited in quantity to insure compliance with our financing agreement with Cornell Capital, and any options not granted to Mr. Briers to maintain compliance with the Cornell financing agreement will be carried forward and granted in future quarters to the extent such grants do not exceed the Cornell limitation.

Mr. Brier’s Fringe Benefits During the Term of Employment:

(a)      Any life, health and long-term disability insurance programs, pension and retirement programs, stock option and other incentive compensation programs, and other fringe benefit programs made available to other senior executive employees, and other fringe benefits as may be granted to him from time to time by the Board of Directors including a corporate lease vehicle approved by the Chief Executive Officer.

(b)      Four weeks of vacation with pay on the same basis as other senior executive employees.

(c)      Reimburse for reasonable business expenses incurred in performing duties and promoting the our business.

(d)      Adding him as an additional named insured under all liability insurance policies now in force or hereafter obtained covering any officer or director of the Company in his or her capacity as an officer or director. We will indemnify him in his capacity as an officer or director and hold him harmless from any cost, expense or liability arising out of or relating to any acts or decisions made by him on behalf of or in the course of performing services to us.

Term; Termination of Employment. The term of employment commenced on the effective date and ends two years later; provided, however, that the term of employment will automatically be extended for a one year periods unless either we or Mr. Briers gives two notice to the contrary. Notwithstanding the above, the term of employment shall expire on the first to occur of the following:

(a) Termination by the Company. Notwithstanding anything to the contrary in this Agreement we may terminate Mr. Briers by giving him 60 days written notice of the effective date of termination. We may terminate his employment for cause, death or disability without prior notice.

(b) Termination by Executive. In the event that his employment with the Company is voluntarily terminated by Mr. Briers, we shall have no further obligation to him except as may be provided in the Separation and Severance Agreement.

 (c) Salary, Benefits, and Severance Pay Upon Termination. In the event of termination of employment, Mr. Briers will receive all regular Base Salary due up to the date of termination, and any bonus.

Mr. Briers’s stock options remain be subject to the terms of our stock option plan.

Confidential Information, Non-Solicitation and Non-Competition. Mr. Briers may not disclose our confidential information. In the event that he terminate his employment he will deliver to us any and all property owned by us.

Taxes. All payments to be made to Executive under this Agreement will be subject to any applicable withholding of federal, state and local income and employment taxes.

Severance Agreement. We have a separate Severance Agreement with Mr. Briers. In the event his employment is terminated by us other than for: cause, disability; death; or by Mr. Briers for good reason, then Mr. Briers shall receive his base salary during the period commencing on the effective date of such termination and ending one year later.

We have a one year contract (expiring in November 2006) with Clear Financial Solutions, Inc., a company owned by Mr. Plumb, which has agreed to provide us with a so called “contract” CFO, namely Mr. Plumb. We will pay a fee directly to Clear Financial Solutions, Inc. in the estimated amount of approximately $3,300 to $4,950 per month for Mr. Plumb's services as our CFO and some additional services provided to us by Clear Financial Solutions, Inc. The CFO contract terminates in November 2006 unless otherwise extended.

In August 2005, we hired Mr. Famourou Kourouma as our new Vice President of Guinea Affairs. Famourou Kourouma will receive compensation from us in the amount of $2,000 per month and he may also receive between 200,000 and 400,000 options based upon our relations with the government of Guinea.

Board Compensation Committee Report On Executive Compensation

The compensation committee began its work in fiscal 2006 but did not make any compensation decisions until August 2006.

Item 12. Security Ownership of Certain Beneficial Owners and Management and
Related Stockholder Matters.

Related Stockholder Matters.

Securities authorized for issuance under equity compensation plans as of June 30, 2006.

	Equity Compensation Plan Information
	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))

Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	635,000	$1.30	4,771,597

Equity compensation plans not approved by security holders	1,762,000	$0.38	-0-

Total	2,397,000	$0.62	4,771,597

The Stock and Stock Option Plan (the “Plan”) of Hyperdynamics was adopted May 7, 1997 and amended on December 3, 2001. On June 30, 2005, we had 4,879,075 shares available to be issued or granted pursuant to the Plan. We issued 107,478 shares under the Plan this fiscal year, leaving us with 4,771,597 shares available to be issued or granted pursuant to the Plan as of June 30, 2006.

Under the Plan, options will vest over a five year or other negotiated period and will have a strike price set at the time of grant based on the then current market value of the stock. Our President has the authority as given by the Board of Directors to negotiate stock option agreements with corporate consultants as well.

We presently have warrants to purchase 1,762,000 shares of common stock which are currently outstanding and were issued pursuant to the Plan at a weighted average price of $0.38 per share.

The purpose of the Plan is to further our interest, and the interest of our subsidiaries and our stockholders by providing incentives in the form of stock or stock options to key employees, consultants and Directors who contribute materially to our success and profitability. We believe that our future success will depend in part on our continued ability to attract and retain highly qualified personnel as employees, independent consultants and attorneys. The issuance of stock and grants of options and warrants will recognize and reward outstanding individual performances and contributions and will give such persons a proprietary interest in us, thus enhancing their personal interest in our continued success and progress. We pay wages, salaries, and consulting rates that we believe are competitive. We use the Plan and individual compensation arrangements to augment our compensation packages.

TABLE OF SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information at October 10, 2006, with respect to the beneficial ownership of shares of Common Stock by (1) each person known to us that owns beneficially more than 5% of the outstanding shares of Common Stock, (2) each of our Directors, (3) each of our Executive Officers, and (4) all of our Executive Officers, Directors as a group.

Name and Address of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned		Percent of Class

Kent Watts
One Sugar Creek Center Boulevard. Suite 125
Sugar Land, TX 77478	23,113,000	(1)	31%

Harry Briers
One Sugar Creek Center Boulevard. Suite 125
Sugar Land, TX 77478	1,954,418	(2)	3%

Harold Poling
Fairlane Plaza North
290 Town Center Drive, Suite 322
Dearborn, Michigan 48126	535,558	(3)	1%

Albert F. Young
2417 Fox Chase Blvd
Troy, Michigan 48098-5626	144,343	(7)	0.2%

DJX Ltd.
4438 West 10th Avenue
Vancouver, BC V6R4R8	20,272,900	(4)	27%

Steven Plumb
5300 N. Braeswood, #370
Houston, TX 77096-3317	100,000	(6)	0.1%

L. Gene Stohler
One Sugar Creek Center Boulevard. Suite 125
Sugar Land, TX 77478	81,819	(5)	0.1%

All Directors, Director Nominees and Executive Officers as a group (6 persons)	25,929,138		35%

_______________________________
(1)
This amount includes 2,360,100 shares of common stock; currently exercisable warrants to purchase 400,000 shares of common stock at $0.23 per share; currently exercisable warrants to purchase 40,000 shares of common stock at $2.20 per share; currently exercisable options to purchase 40,000 shares of common stock at $2.74 per share; 20,185,185 shares deemed as indirectly owned by Kent P. Watts based on his relationship with DJX Ltd., whose shares he presently has the authority to vote and which are one-half owned by his minor children; and 87,715 common stock shares owned by DJX Ltd. and deemed owned by Kent P. Watts.

(2)
This amount includes 1,529,418 shares of common stock; currently exercisable warrants to purchase 400,000 shares of common stock at $0.23 per share; and currently exercisable options to purchase 25,000 shares of common stock at $2.88 per share.

(3)
This amount includes 355,558 shares of common stock; currently exercisable warrants to purchase 125,000 shares of common stock at $0.25 per share; currently exercisable options to purchase 35,000 shares of common stock at $2.09 per share; currently exercisable options to purchase 10,000 shares of common stock at $2.08 per share; and currently exercisable options to purchase 10,000 shares of common stock at $2.74 per share.

(4)
In May 2001, we entered into a stock exchange agreement whereby we acquired SCS Corporation as our wholly owned subsidiary. We issued 2,725 shares of Series B Preferred Stock to pay for the acquisition. Each share of Series B Preferred Stock carries a $1,000 per share face value and is convertible into common stock at the lesser of $0.135 per share or 50% of the closing bid price on conversion. On July 25, 2006 the closing price was $2.05 per share, and if all of the Series B Preferred Stock was converted at the lesser conversion price, $0.135 per share, we would issue to DJX Ltd. 20,185,185 shares of common stock. DJX Ltd. is a foreign corporation whose shareholders are the grandchildren of Ernest M. Watts, the father of Kent P. Watts, our Chairman, and CEO. Kent Watts currently exercises voting rights of DJX shares. DJX also owns 87,715 shares of Common Stock issued in payment of accrued dividends. Accordingly, the total number of shares of common stock attributed to DJX is 20,272,900 shares.

(5)
This amount includes 11,819 shares of common stock; currently exercisable options to purchase 40,000 shares of common stock at $2.09 per share; currently exercisable options to purchase 15,000 shares of common stock at $2.08 per share; and currently exercisable options to purchase 15,000 shares of common stock at $2.74 per share.

(6)	Includes immediately exercisable option to purchase 100,000 shares of common stock at $1.55 per share.

(7)
This amount includes 59,343 shares of common stock; currently exercisable warrants to purchase 15,000 shares of common stock at $2.00; currently exercisable options to purchase 40,000 shares of common stock at $2.09 per share; currently exercisable options to purchase 15,000 shares of common stock at $2.08 per share; and currently exercisable options to purchase 15,000 shares of common stock at $2.74 per share.

We are not aware of any arrangements that could result in a change of control.

Item 13. Certain Relationships and Related Transactions.

In connection with Michael E. Watts.

In November 2003, a Master Public Relations Consulting Agreement (the “Agreement”) was signed with Michael E. Watts, the brother of Kent Watts, our Chairman and CEO. The Agreement affirmed and established Michael Watts as the primary consultant with the responsibility to help manage public relations, general investor relations and shareholder communications. In the Agreement, Michael Watts was authorized and required to communicate publicly known information to shareholders and potential shareholders and to help in all reasonable ways to convey the history and story of Hyperdynamics with the goal to increase the interest of all investors in investing in Hyperdynamics publicly traded stock. The agreement additionally authorized Michael Watts to subcontract public relations services to other firms and consultants. It was contemplated that these subcontracts would include but not necessarily be limited to setting up public relations agents in different parts of the country. The total compensation for the Agreement and all underlying subcontracts is a total of 2,000,000 warrants with a strike price of $0.50 per share of restricted common stock. During January and April 2004, Hyperdynamics granted an aggregate of 1,200,000 of the warrants (of which 900,000 were vested as of June 30, 2005) under the Agreement to a company whose president is Michael Watts. We granted 800,000 warrants (of which 600,000 were vested as of June 30, 2005) under the Agreement to unrelated third parties. This compensation was designed to encourage the long term commitment to the market developing work being performed in the maintenance of our informed and orderly market. As such, it is believed that significant incentive is in place for all public relations consultants, agents, and subcontractors to continually work in communicating the Hyperdynamics story and opportunity. This agreement with Michael Watts may be canceled by us at any time by giving a 30 day written notice.

During the year ended June 30, 2004, Michael Watts received payment of $699,951 cash to pay for offering costs on private subscription agreements and exercised warrants. Additional offering costs will also be paid on 3,732,403 outstanding warrants purchased by private investors should they be exercised in the future. If all of these warrants are exercised, Mr. Watts would receive approximately $712,000 to pay these additional costs.

On February 9, 2005, the Audit Committee of Hyperdynamics Corporation preapproved a contract (the “Contract”) with Geoserve Marketing, an assumed name for Michael E. Watts, the brother of our Chief Executive Officer. The Contract was executed by and between Trendsetter Production Company (our wholly owned subsidiary) and Geoserve Marketing. Under the Contract, Geoserve Marketing was to sell up to 49% of the working interest in certain oil and gas properties owned by Trendsetter. At $55,000 per point, this was to bring in proceeds of $2,695,000. Geoserve Marketing was given the responsibilities to sell working interest in our oil and gas leases; obtain executed documents for such sales as required by us; help prepare the marketing materials for working interest sales; obtain investor nondisclosure agreements and other representations from all prospective nonoperators; obtain a check or wired funds from and signatures of nonoperators on all pertinent operating agreement forms; pay expenses for working interest promotion including but not limited to any brokerage fees and referral fees. Trendsetter agreed to pay 20% of the proceeds to Geoserve Marketing in return for these services. As of September 26, 2006, 35% of the working interest had been sold for proceeds of $1925,000 and a total of $385,000 has been paid to Geoserve Marketing. We subsequently repurchased 5% of the working interest in exchange for common stock.

On May 9, 2005, Harry James Briers, Executive Vice President, requested and obtained preapproval from the Audit Committee to rehire Mr. Jeremy Driver (son-in-law of Michael E. Watts, brother of the Chief Executive Officer), a past employee of Hyperdynamics Corporation, to work as General Manager for HYD. Mr. Driver had just been honorably discharged from the United States Air Force with the rank of Lieutenant. The Audit Committee approved the request and Mr. Driver was hired by Mr. Briers at an initial salary of $45,000 annually.

In September, 2006, Harry James Briers, Executive Vice President, requested and obtained pre-approval from the Audit Committee to give Christopher M. Watts, a related party of Mr. Kent Watts, our CEO, a bonus for work performed in Guinea and a raise in pay as the company’s Investor Relations Coordinator. He received a bonus of $2,000 and a raise from $29,000 annually to $32,480 annually. The raise of $3,480 represents a 12% increase.

In October, 2006, the Company hired Glen Driver as a manager in our Louisiana operations. Mr. Driver is the father of Jeremy Driver, a related party of Mr. Kent Watts, our CEO. The audit committee pre-approved the hiring in accordance with the Company’s conflict of interest policy.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

Malone & Bailey, PC billed us in the aggregate amount of $59,000 and $58,091 professional services rendered for their audit of our annual financial statements and their reviews of the financial statements included in our Form 10-K for the year ended June 30, 2006 and Form 10-KSB for the year ended June 30, 2005.
Audit-Related Fees

Malone & Bailey, PC did not bill us for, nor perform professional services rendered for assurance and related services that were reasonably related to the performance of audit or review of the Company's financial statements for the years ended June 30, 2006 and 2005.

Financial Information Systems Design And Implementation Fees

For the fiscal years ended June 30, 2006 and 2005, Malone & Bailey, PC did not bill us for, nor perform, any financial information systems design or implementation. For the fiscal years ended June 30, 2006 and 2005, we were not billed for professional services from any other accounting firm for information systems design or implementation.

Tax Fees

Malone & Bailey, PC billed us in the aggregate amount of $ 0 and $3,740 for professional services rendered for tax related services for the years ended June 30, 2006 and 2005.

All Other Fees

Malone & Bailey, PC did not bill us for any other professional services for the fiscal year ended June 30, 2006 and 2005.

Auditor Independence

Our Board of Directors considers that the work done for us in the year ended June 30, 2006 by Malone & Bailey, PC is compatible with maintaining Malone & Bailey, P.C.'s independence.

Auditor's Time On Task

All of the work expended by Malone & Bailey, PC on our June 30, 2006 audit was attributed to work performed by Malone & Bailey, P.C.'s full-time, permanent employees.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit 10.1 - Hydrocarbon Production Sharing Contract - incorporated by reference to Form 8-K filed September 28, 2006

Exhibit 10.12 - Employment Agreement of Harry Briers

Exhibit 10.13 - Addendum to Employment Agreement of Harry Briers

Exhibit 21 - Subsidiaries of the Registrant

Exhibit 23.3 - Consent of Ryder Scott

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

Signatures

In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated October 12 , 2006

HYPERDYNAMICS CORPORATION

(signed)
By: /s/ KENT WATTS
Kent Watts
Chairman of the Board,
Chief Executive Officer and President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

(signed)
By: /s/ KENT WATTS	Chairman of the Board, Chief Executive	October 12 , 2006
(Kent Watts)	& President

(signed)
By: /s/ STEVEN M. PLUMB	Cheif Financial Officer	October 12 , 2006
(Steven Plumb)

(signed)
By: /s/ HARRY BRIERS	Director	October 12 , 2006
(Harry Briers)

(signed)
By: /s/ HAROLD POLING	Director	October 12 , 2006
(Harold Poling)

(signed)
By: /s/ ALBERT YOUNG	Director	October 12 , 2006
(Albert Young)

(signed)
By: /s/ L. Gene Stohler	Director	October 12 , 2006
L. Gene Stohler