Form 10-Q
period 2006-09-30
HYPERDYNAMICS CORP
filed 2006-11-20
CIK 937136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934: For the quarterly period ended: September 30, 2006

or
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934: For the transition period from _______ to _________

Commission file number: 000-25496

HYPERDYNAMICS CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	87-0400335
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

One Sugar Creek Center Blvd., # 125
Sugar Land, Texas 77748
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
Yes ☒	No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act)

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐	No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 6, 2006, 47,655,302 shares of common stock, $0.001 par value, were outstanding.

Transitional Small Business Disclosure Format (check one):
Yes ☐	No ☒

HYPERDYNAMICS CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except number of shares and per share amounts)
(Unaudited)

	September 30, 2006	June 30, 2006

ASSETS
Current assets
Cash	$4,128	$3,435
Restricted certificate of deposit	75	75
Accounts receivable, net of allowance for doubtful accounts of $13 and $13	93	58
Inventories, net	13	-
Prepaid expenses and other current assets	193	202

Total current assets	4,502	3,770

Property and equipment, net of accumulated depreciation of $132 and $125	222	93
Oil and gas properties, using full cost accounting, net of accumulated depreciation and depletion of $165 and $169	4,406	4,437
Deposits	3	3

Total assets	$9,133	$8,303

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current portion of long-term debt	$124	$106
Accounts payable and accrued expenses	771	637
Accounts payable seismic data	650	650
Asset retirement obligation	12	12
Deferred gain	159	159
Convertible debentures, net of discount of $2,326 and $2,068	1,199	1,556
Dividends payable	372	372
Dividends payable to related party	164	136

Total current liabilities	3,451	3,628

Deferred rent	100	67

Total liabilities	$3,551	$3,695

Commitments and contingencies
Shareholders' equity
Convertible preferred stock, par value $0.001; 20,000,000 shares authorized
Series A - 1,945 shares issued and outstanding	-	-
Series B - 2,725 shares issued and outstanding	-	-
Common stock, $0.001 par value, 250,000,000 shares authorized, 47,348,990 and 46,132,595 shares issued and outstanding	47	46
Additional paid-in capital	35,462	31,627
Accumulated deficit	(29,927)	(27,065)

Total shareholders' equity	5,582	4,608

Total liabilities and shareholders' equity	$9,133	$8,303

See accompanying notes to consolidated financial statements.

HYPERDYNAMICS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATION
(In thousands, except number of shares and per share amounts)
(Unaudited)

	Three Months ended September 30,
	2006	2005

Revenues	$325	$87

Operating Expenses
Lease Operating Costs	91	216
Severance Taxes	39	9
Other operational costs	173	464
Depreciation, depletion and amortization - oil & gas properties	22	24
Selling, general & administrative, including depreciation expense of $7 and $12	1,996	759
Total Operating Expenses	2,321	1,472

LOSS FROM OPERATIONS	(1,996)	(1,385)

Other Income (Expense)
Other income (expense)	-	(1)
Interest income	23	1
Interest expense	(870)	(59)
Gain from sale of asset	8	-

NET LOSS	(2,835)	(1,444)

Preferred stock dividend	(27)	(27)

Net loss chargeable to common shareholders	$(2,862)	$(1,471)

Basic and diluted loss per common share	$(0.06)	$(0.03)
Weighted average shares outstanding	47,348,990	42,168,410

See accompanying notes to consolidated financial statements.

HYPERDYNAMICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,835)	$(1,444)
Adjustments to reconcile net income to net cash provided by (used in) operating activities)
Depreciation, depletion and amortization	29	36
Shares issued for services	101	-
Options and warrants expense	811	183
Gain on sale of assets	(8)	-
Bad debt expense	31	-
Amortization of discount and financing costs on convertible debenture	747	31
Changes in operating assets and liabilities:
Accounts receivable	(66)	(37)
Inventories	(13)	4
Prepaid expenses and other current assets	(21)	24
Accounts payable and accrued expenses	135	229
Deferred rent	33	-

Net cash used in operating activities	(1,056)	(974)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in oil & gas properties	(20)	(309)
Purchase of property and equipment	(105)	(4)
Proceeds from the sale of assets	36	-
Payment of deposit	-	(1)

Net cash used in investing activities	(89)	(314)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale working interest in oil and gas properties, net	-	616
Proceeds from convertible notes	1,820	-
Proceeds from installment debt	57	-
Proceeds from sale of debentures, net	-	910
Payments on short-term note payable	-	(74)
Payments on installment debt	(39)	(44)

Net cash provided by financing activities	1,838	1,408

Net increase (decrease) in cash	693	120
Cash at beginning of period	3,435	259

Cash at end of period	$4,128	$379

See accompanying notes to consolidated financial statements.

HYPERDYNAMICS CORPORATION
CONSOLIDATED STATEMENTS  OF CASH FLOWS (Continued)
(Unaudited)

	Three months ended September 30,
SUPPLEMENTAL DISCLOSURES	2006	2005
Interest paid in cash	$264	$28
Income taxes paid in cash	-	-

NON-CASH TRANSACTIONS

Conversion of notes payable to common stock	$2,475	$-
Issuance of common stock for oil and gas properties	-	15
Payment of preferred stock dividends in common shares	27	27
Reclassification of down payment made in prior year to property and equipment	30	-
Debt discount on convertible debt	450	-

See accompanying notes to consolidated financial statements.

HYPERDYNAMICS CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation

The unaudited consolidated financial statements of Hyperdynamics Corporation ("Hyperdynamics") have been prepared in accordance with accounting principles generally accepted in the United States and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in Hyperdynamics' latest Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year 2006 as reported in the Form 10-K, have been omitted.

2.	Reclassifications.

Certain amounts in the 2006 financial statements have been reclassified to conform with the 2007 financial statement presentation.

3.	Convertible Debentures

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

The carrying value of the debentures as of September 30, 2006 is as follows (in thousands):

Face value of debentures	$6,000
Less: discount related to warrants	(1,331)
discount related to conversion feature	(1,779)
Subtotal	2,890
Add: amortization of discount	784
Total principal	3,674
Less payments:
Conversion to common shares	(2,475)

Carrying value of note at September 30, 2006	$1,199

4.	Segment Information

Reportable segments

Hyperdynamics has two reportable segments: SCS Corporation ("SCS") and its Louisiana operations ("HYDR"). SCS is engaged in oil and gas exploration activities offshore Guinea, West Africa. Additionally, it provides seismic data transcription and management services to support its activities and to external customers. The seismic data work is performed in the USA. HYDR is engaged in oil and gas exploration and production activities in Louisiana, USA; it also provides oilfield services to external customers. Hyperdynamics evaluates performance based on profit or loss from operations. The reportable segments are managed by separate management teams who are evaluated based on their segment’s performance.

HYPERDYNAMICS CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

The following tables summarize certain balance sheet and income statement data about Hyperdynamics' reportable segments and corporate overhead for the three months ended September 30, 2006 and 2005:

	SCS	HYDR	Corporate	Total
As of September 30, 2006:
Segment assets	$4,368	$799	$3,966	$9,133

Three months ended September 30, 2006
Revenues from external customers	-	325	-	325
Depreciation, depletion and amortization - oil and gas properties	-	22	-	22
Depreciation, depletion and amortization - administration	3	-	4	7
Loss from operations	(545)	(137)	(1,314)	(1,996)
Expenditures for long-lived assets	8	12	105	125

As of September 30, 2005:
Segment assets	$4,177	$634	$571	$5,382

Three months ended September 30, 2005
Revenues from external customers	-	87	-	87
Depreciation, depletion and amortization - oil and gas properties	-	24	-	24
Depreciation, depletion and amortization - administration	7	-	5	12
Loss from operations	(161)	(688)	(536)	(1,385)
Expenditures for long-lived assets	29	280	4	313

5.	Subsequent Events

Debt Conversion

In October 2006, the holder of our convertible debentures elected to convert a portion of the convertible debenture into common stock. $500,000 of debt was converted through the issuance of 250,000 shares of common stock.

CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION

The Company is including the following cautionary statement to make applicable and take advantage of the safe harbor provision of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of, the Company. This quarterly report on form 10Q contains forward-looking statements. Forward-looking statements include statements concerning plans, objectives, goals, strategies, expectations, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Certain statements contained herein are forward-looking statements and, accordingly, involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitations, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectations, beliefs or projections will result or be achieved or accomplished. In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in the view of the Company, could cause actual results to differ materially from those discussed in the forward-looking statements: the ability of the Company to respond to changes in the information system environment, competition, the availability of financing, and, if available, on terms and conditions acceptable to the Company, and the availability of personnel in the future.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

We have a mission to explore, discover, and develop new and re-develop residual sources of energy worldwide. As previously reported in our press, 8K, and 10K filings, On September 22, 2006, our wholly owned subsidiary, SCS Corporation signed a new 2006 Production Sharing Contract with the Republic of Guinea. Based on our foundation of historical success working in Guinea since 2002, this new contract was a result of over one year working in Guinea with the government in an open and transparent manner. The resulting contract was born out of three separate negotiation processes and numerous trips to Guinea by members of our management team. With exclusive rights across this largest remaining exploration block offshore West Africa, of approximately 33,000 square miles, we immediately began our exploration work towards the goal to begin drilling exploration wells and making world class discoveries.

Working with our offshore oil exploration team, management made decisions to begin adding on substantial oil and gas exploration capabilities from the extensive pool of in-depth experience available in Houston, the “oil capital of the world”. We recently hired GlobalSanteFe’s Applied Drilling Technologies to work with us to immediately evaluate resources in the Country of Guinea that can support the needs of offshore drilling operations. As of November 15, 2006, our reconnaissance team has been in Guinea surveying the facilities, ports, and capabilities there. An extensive report is expected sometime next month. We felt this was an important first step to take after the new contract was signed as the work we are doing will shorten the time to begin drilling a well for us or any of our partners by at least six to nine months.

Building on the foundation established and the technical talents of Mr. Neil Moore, Mr. Robert Bearnth, and Dr. Tai-Lin Hong, we contracted GeoExperts of Houston, Texas to join our team. Our work with them is first focused on gathering all of our geophysical and geological information together into a package that can be easily studied by our potential oil company partners, helping to determine how they will want to participate in our exploration efforts. Our GeoExpert team started from the technical foundation established by Mr. Moore and Mr. Bearnth and began an in-depth study of the oil and gas prospect potential for our concession and how best to communicate this to prospective partners. We expect to have preliminary marketing flyers out by the end of November and a complete brochure for oil companies available in December. As of November 15, 2006, the count of companies we have identified to be interested in a farm-in to our concession with at least an interest to pay our data license fees and join our study group has totaled to over fifty viable oil and gas companies. We continue to sign potential oil and gas exploration partners to confidentiality agreements as we have reported in the past and are having business discussions with these companies on an increasing basis. On November 1, 2006 GeoExperts introduced us to the Central and South Africa Industry Forum and we were inducted as a member. This group consists of 37 members of oil and gas companies that have exploration and production operations on and offshore Africa. The members of the group are primarily “new ventures” professionals looking for new opportunities for oil and gas discoveries and production. The group is led by ExxonMobil and meets monthly at a member sponsored luncheon where status reports are given by each member company and ideas for business are spawned and sometimes consummated.

Through several planning sessions for the updated business plan being worked on by top management, several meetings were held between Mr. Neil Moore, President for SCS Corporation and Mr. Robert Bearnth, Vice President. It was discussed significantly that Mr. Moore and Mr. Bearnth were interested in retirement and that working on a full time basis at this point, was not possible for them. To provide for the extensive exploration efforts we are performing it was mutually decided by Mr. Moore and Mr. Bearnth, together with Kent Watts, our Chief Executive Officer, for them to stay on our team strictly in a consulting role and to step down as officers and directors of SCS Corporation, making room for full time management. Thus, their resignations as officers and directors were tendered and accepted. Their existing consulting agreement runs through June 30, 2007 and we are happy to have their continued insight and advice as our operations continue to move forward.

During the quarter we realized oil production revenues of $325,000 for the quarter ended September 2006 with $0 service revenue compared to $87,000 in oil production revenue and $0 service revenue for the quarter ended September 2005. The increase in net loss for September 2006 is due to additional interest expense related to accelerated debt discount amortization as the related debt was converted into our common stock and compensation expense related to the granting of stock options. Cost of revenues decreased 54% or $388,000 to $325,000 for the quarter ended September 2006 compared to $713,000 for September 2005. General and administrative expenses including depreciation of administrative properties significantly increased 163% or $1,237,000 in September 2006 to $1,996,000 from $759,000 in September 2005. The increase attributable to salaries and payroll taxes, stock options for officers, directors and employees, professional, consulting, travel, public relations, insurance, reporting and registration fee and interest expenses.

Results of Operations

Reportable segments

Hyperdynamics has two reportable segments: SCS Corporation ("SCS") and its Louisiana operations ("HYDR"). SCS is engaged in oil and gas exploration activities offshore Guinea, West Africa. Additionally, it provides seismic data transcription and management services to support its activities and to external customers. The seismic data work is performed in the USA. HYDR is engaged in oil and gas exploration and production activities in Louisiana, USA; it also provides oilfield services to external customers. Hyperdynamics evaluates performance based on profit or loss from operations. The reportable segments are managed by separate management teams who are evaluated based on their segment’s performance.

The following tables summarize certain balance sheet and income statement data about Hyperdynamics' reportable segments and corporate overhead for the three months ended September 30, 2006 and 2005:

	SCS	HYDR	Corporate	Total
As of September 30, 2006:
Segment assets	$4,368	$799	$3,966	$9,133

Three months ended September 30, 2006
Revenues from external customers	-	325	-	325
Depreciation, depletion and amortization - oil and gas properties	-	22	-	22
Depreciation, depletion and amortization - administration	3	-	4	7
Loss from operations	(545)	(137)	(1,314)	(1,996)
Expenditures for long-lived assets	8	12	105	125

As of September 30, 2005:
Segment assets	$4,177	$634	$571	$5,382

Three months ended September 30, 2005
Revenues from external customers	-	87	-	87
Depreciation, depletion and amortization - oil and gas properties	-	24	-	24
Depreciation, depletion and amortization - administration	7	-	5	12
Loss from operations	(161)	(688)	(536)	(1,385)
Expenditures for long-lived assets	29	280	4	313

Geographical Information

All revenues are currently derived from domestic sources. All long-lived assets are located in the USA, except for our oil and gas exploration and exploitation rights, which are located offshore Guinea, West Africa.

Louisiana Operations ("HYDR")

Revenue for the three months ended September 30, 2006 and 2005 derived from oil and gas production and totaled $325,000 and $87,000, respectively. The increase of 271% or $236,000 is due to a significant decrease in well downtime.

Lease Operating Costs for the three months ended September 30, 2006 and 2005 was $91,000 and $216,000, respectively. The decrease of 58%, or $125,000, is due to upgraded technology and improved procedures resulting in higher operating efficiency and lower costs.

Severance Taxes for the three months ended September 30, 2006 and 2005 was $39,000 and $9,000, respectively. The increase of 321% or $30,000 is due to an increase in oil revenues.

Other Operational Cost for the three months ended September 30, 2006 and 2005 was $165,000 and $464,000, respectively. The decrease of 54% or $236,000 is attributable to improved efficiency in other operational costs and a decrease in work over requirements.

Our depreciation, amortization and depletion for oil and gas properties for the three months ended September 2006 and September 2005 was $22,000 and $24,000 respectively.

Selling, General and Administrative expenses for the three months ended September 30, 2006 and 2005 was $146,000 and $92,000, respectively, representing an increase of $54,000 or 58%. The main factors contributing to the increase are: an increase 480% or $48,000 in legal expenses from $10,000 to $58,000 in 2006 stemming from various lawsuits; an increase of 117% or $16,000 in salaries and payroll taxes; an increase in bad debt expense from $1,000 to $31,000 in 2006 due to an establishment of a reserve for bad debt on uncollectible working interest billing. We also experienced a decrease in rent expense due to lower lease payments on our new office and decrease in other administrative expenses.

We realized a gain on sale of fixed assets for $8,000 and $0 for the quarters ended September 30, 2006 and 2005, respectively.

Our Loss from operations for the three months ended September 30, 2006 from this segment was ($137,000) in comparison to ($688,000) in September 2005. The decrease of 402% or $551,000 is due to the factors discussed above.

Our expenditure for long lived assets in the three months ended September 2006 was $12,000 compared to $295,000 in September 2005. The decrease of $283,000 is attributable to a significant reduction in capital improvements on gas production facilities and gas gathering system.

Guinea and Seismic Data Management ("SCS")

We had no revenues during the three months ended September 30, 2006 and 2005. We signed a Production Sharing Contract (PSC) with the Republic of Guinea on September 22, 2006 and are currently focusing on our drilling and exploration plans in the concession delineated in the PSC.

We have processed a portion of some data that we have the right to market in order to provide samples of the data to our prospects. When we sell the right to use this data, we will receive a fee and we will also be compensated for processing the data that we sell.

Selling, General and Administrative expenses for the three months ended September 30, 2006 and 2005 was $532,000 and $145,000. The increase of 266% or $387,000 is attributable to consulting and travel expenses relating to the Guinea concession and a decrease in legal, rent and other administrative costs.

Depreciation and amortization on administrative properties for the three months ended September 2006 and 2005 was $3,000 and $7,000 respectively. The decrease is due to the fact that most of our computer and software assets have been fully depreciated.

Based on the factors discussed above, our loss from operations for the three months ended September 2006 from this segment was ($545,000) and ($161,000) at the end of September 2005.

Expenditures for long lived assets for the three months ended September 2006 and 2005 was $8,000 and $29,000 respectively. The decrease is attributable to reduction in equipment acquisitions.

Corporate Overhead

Revenue was $0 for both three months ended September 30, 2006 and 2005. We do not actively pursue revenues in this segment.

Selling, General and Administrative expense for the three months ended September 30, 2006 and 2005 was $1,310,000 and $530,000 respectively. The increase of 145% or $780,000 is attributable to the following: 1) new employee hire and increase in officer salaries and payroll taxes of $51,000; 2) increase in D&O, Medical and other insurance expenses of $8,000; 3) retaining of public relations company at a cost of $32,000; 4) increase in stock based compensation expense of $841,000. 5) Increase in edgarization fees related to SEC reporting and registration of private placement of 5.1 million shares with the American Stock Exhange of $53,000; 6) increase in professional expenses of $19,000; and 7) an increase in office supplies other administrative expenses of $23,000. We also experienced a decrease of $247,000 based on 1) office rent and utilities of  $32,000; 2) consulting and other fees of $210,000 and travel and other administrative costs of $5,000.

Depreciation and amortization on administrative properties for the three months ended September 2006 and 2005 was $4,000 and $5,000 respectively.

Based on the factors discussed above, our loss from operations for the three months ended September 30, 2006 and 2005 was ($1,314,000) and ($536,000), respectively, an increase 145% or ($778,000).

Our expenditures for long lived assets for the three months ended September 30, 2006 and 2005 was $136,000 and $4,000, respectively. The increase due to acquisitions of fixed assets and leasehold improvements related to our move to new office space in August 2006.

Liquidity and Capital Resources

Our ratio of current assets to current liabilities (current ratio) was 1.30 to 1 at September 30, 2006, 1.04 to 1 at June 30, 2006 and .25 to 1 at September 30, 2005. Our current ration continues to improve as we raise capital to fund our ongoing operations and reduce our net cash used in operating activities. We currently have sufficient funds on hand to fund our cash operating requirements for the next twelve months and fund our increased operations in Guinea.

We have a contractual requirement during the second exploration period in the PSC to invest an estimated $10,000,000 in drilling at least one exploratory well offshore Guinea. The second exploration period expires sometime during the later part of this decade depending on initial periods and extension provisions. Although we have several years to complete this work, we wish to initiate a drilling program as soon as possible. Thus, we are considering all of our options or any combination of these options to; a) increase revenues from operations; b) raise additional capital to support at least the minimum required drilling program; c) negotiate one or more transactions with oil company partners who share in the required work and financing risk; and d) negotiate work program related deals with oil industry vendors such as seismic acquisition companies. We believe that our ability to manage and affect one or more of these options will determine our significant current ratio and financial position in the future.

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

We will be able to fund our increased commitments in Guinea through the use of available funds and proceeds from issuances of common stock.

In November pursuant to an equity line of credit 2005 we executed an investment agreement and received a commitment from Dutchess Private Equities Fund II, LP (Dutchess) to fund up to $20,000,000 in equity at 95% of the market price. The agreement limits the number of shares to be registered under the financing agreement to 8,400,000 shares without a shareholder vote. This insures that the number of shares to be issued will not exceed 20% of the outstanding common stock as is required by the rules of the American Stock Exchange. Thus, the amount ultimately raised by the financing will be determined strictly by the stock price at each point in time the equity line is used. We have made 5 puts on the Dutchess equity line of credit since February 2006 in the aggregate amount of $967,100. As of November 19, 2006, the remaining amount available for us to draw down on the Dutchess equity line of credit was $19,032,900.

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

We have been successful in raising our necessary capital and management is very confident in our ability to continue to raise capital. Based on our relatively low overhead in comparison to the rather large task at hand, the lion’s share of all capital raised is going to improve our drilling prospects.

In addition, we expect to exploit our leases in Louisiana by operating numerous low volume wells that produce 20 barrels a day or less. We believe the relatively high price of oil will help make these wells more economically viable. We are currently in the process of completing the wells so that they are capable of production. We announced on May 10, 2005 that we have completed 10 out of a planned 14 wells for our first lease in La Salle Parish, Louisiana. As of November 2006, we are in the final phase of efforts to complete the gas gathering system on this first lease. This will allow us to start selling gas. Once we determine our flow rates and statistics we will be better able to assess the impact of these activities upon our revenue.

Because of the geological features of this lease and our oil production to date, we consider this an attractive prospect for oil and gas investors. Therefore, we have made the decision to sell working interest units in this lease. We can sell up to a total amount of $2,695,000 (representing 49% working interest). If we sold the entire 49% working interest that is being offered in this lease, we would net up to $2,156,000 of cash proceeds, after marketing costs. As of November 10, 2006, we have sold 35 units, resulting in gross proceeds of $1,925,000 and net proceeds of $1,540,000. When completed, this sale of working interest will replenish our cash without the need for additional capital financing at this time.

Because our subsidiary, SCS Corporation (“SCS”) is looking to increase its exploration activities, we are beginning to look at more than one option to raise additional funds. Management is confident in its ability to raise additional capital under more conventional financing structures, but we also believe that ultimately we will be able to secure oil and gas working interest partners to fund and carry significant portions of the capital investment burden. As we have discussed in the press, we are formulating plans and moving forward towards drilling our first exploration well offshore West Africa. We feel that we can successfully finance such a work program either ourselves through an equity financing plan, through working interest partners, or a combination of both.

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

We could obtain additional capital also upon the exercise of other previously issued in the money outstanding warrants and options for common stock. If all outstanding warrants and options that are currently in the money were exercised, the company would receive approximately $5,000,000 in cash proceeds from such additional capital investment.

Off-Balance Sheet Arrangements

We have a contractual arrangement and now a lawsuit against USOil Corporation. The original agreements provide for us to pay USOil $1,600,000 if SCS obtains third party financing for the Guinea development project. Also USOil will receive a 3% royalty if oil and gas is produced on this project and depending on the outcome of our legal claims against them. We also have a contingent $350,000 note payable that is only payable with 25% of the profits of SCS Corporation. We have the right to pay this note off using common stock. In conjunction with our purchase of HYD Resources Corporation in April 2004, we have two contingent obligations to pay $506,000. These obligations are payable over the five years ending in April 2009 and they are payable only in the event that HYD Resources is profitable. The determination of net income will be made quarterly and the pay down of the obligations is 25% of the net income per quarter. We do not plan on using significant debt financing except for the possibility of financing income-producing assets in the future.

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

Our Chief Executive Officer and our Chief Financial Officer, have concluded that our disclosure controls and procedures are appropriate and effective. They have evaluated these controls and procedures as of the end of the period covered by this report on Form 10-Q. There were no significant changes in the our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-14(b) or Rule 15d-14(b) that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II Other Information

Item1.	Legal Proceedings

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

This suit alleged breach of contract for failure to deliver share certificates in the name of Dixon Financial Services for 574,500 shares of our stock which were held in a nominee name. In 2000, The Erin Oil Exploration parties, including their attorneys, brought suit against us, wrongfully claiming that the shares were subject to their claims against other persons and obtained a temporary restraining order preventing the transfer of the shares. Fidelity Transfer, as our transfer agent, refused to transfer the shares to Dixon because of the restraining order. We set aside the temporary restraining order as to the shares and the shares were not subject to a later temporary injunction. However, legal counsel for the Erin Oil parties wrongfully asserted to Fidelity Transfer that the shares were subject to the injunction and Fidelity Transfer refused to transfer the shares to Dixon Financial for a period of at least three months during which the share price dropped from more than $6.00 a share to slightly more than $1.00 per share. We and Dixon Financial brought claims against the Erin Oil parties and their legal counsel for their wrongful conduct. The Erin Oil legal counselasserted a litigation privilege under Texas law. The Erin Oil parties and their legal counsel filed motions for summary judgment asserting the litigation privilege as a bar to liability. The trial court granted all such motions for summary judgment.

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

USOil Corporation.

On July 29, 2005, our wholly owned subsidiary filed a lawsuit styled SCS Corporation, Plaintiff v. USOil Corporation, Defendant; Cause No. 2005-49205; in the 333rd Judicial District Court of Harris County, Texas. With regard to our contract with USOil for a 100% farmout of the December 2002 Production Sharing Agreement between USOil and the Republic of Guinea, we allege breach of contract, fraud, negligent misrepresentation, and we seek a declaratory judgment and damages of over $12,000,000 and lost profits which we believe can easily exceed hundreds of millions of dollars. Early responses from the defendant indicated a general denial, that the 2002 PSA had been terminated by the government of Guinea, and a claim that we owe them $1,600,000. We have added two defendants, Dinesh Shukla andJoseph R. Delawa. The suit remains in discovery at the date of filing this 10K.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In July 2006, we issued options to purchase 40,000 shares of common stock to three employees as compensation. These options have an exercise price of $2.08 per share and expire in two years. These transactions were made in reliance upon exemptions from registration under Section 4(2) of the Securities Act. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Securities Act and setting forth the restrictions on the transferability and the sale of the securities. No underwriter participated in, nor did we pay any commissions or fees to any underwriter, in these transactions. These transaction did not involve a public offering. The investors had knowledge and experience in financial and business matters that allowed them to evaluate the merits and risk of receipt of these securities. The investors were knowledgeable about our operations and financial condition.

In August 2006, we issued an option to purchase 40,000 shares of common stock to an employee as compensation. This option has an exercise price of $2.20 per share and expires in three years. This transaction was made in reliance upon exemptions from registration under Section 4(2) of the Securities Act. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Securities Act and setting forth the restrictions on the transferability and the sale of the securities. No underwriter participated in, nor did we pay any commissions or fees to any underwriter, in these transactions. These transaction did not involve a public offering. The investors had knowledge and experience in financial and business matters that allowed them to evaluate the merits and risk of receipt of these securities. The investors were knowledgeable about our operations and financial condition.

In October 2006, we issued an option to purchase 25,000 shares of common stock to an employee as compensation. This option has an exercise price of $2.88 per share and expires in three years. This transaction was made in reliance upon exemptions from registration under Section 4(2) of the Securities Act. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Securities Act and setting forth the restrictions on the transferability and the sale of the securities. No underwriter participated in, nor did we pay any commissions or fees to any underwriter, in these transactions. These transaction did not involve a public offering. The investors had knowledge and experience in financial and business matters that allowed them to evaluate the merits and risk of receipt of these securities. The investors were knowledgeable about our operations and financial condition.

In October 2006, we issued options to purchase 40,000 shares of common stock to three employees as compensation. These options have an exercise price of $2.74 per share and expire in two years. These transactions were made in reliance upon exemptions from registration under Section 4(2) of the Securities Act. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Securities Act and setting forth the restrictions on the transferability and the sale of the securities. No underwriter participated in, nor did we pay any commissions or fees to any underwriter, in these transactions. These transaction did not involve a public offering. The investors had knowledge and experience in financial and business matters that allowed them to evaluate the merits and risk of receipt of these securities. The investors were knowledgeable about our operations and financial condition.

In October 2006, we issued an option to purchase 40,000 shares of common stock to an employee as compensation. This option has an exercise price of $2.74 per share and expires in three years. This transaction was made in reliance upon exemptions from registration under Section 4(2) of the Securities Act. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Securities Act and setting forth the restrictions on the transferability and the sale of the securities. No underwriter participated in, nor did we pay any commissions or fees to any underwriter, in these transactions. These transaction did not involve a public offering. The investors had knowledge and experience in financial and business matters that allowed them to evaluate the merits and risk of receipt of these securities. The investors were knowledgeable about our operations and financial condition.

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

Hyperdynamics Corporation
(Registrant)

By: /s/	Kent Watts
Kent Watts, Chairman of the Board,
Chief Executive Officer

Dated: November 20, 2006

By: /s/	Steven M. Plumb
Steven M. Plumb,
Chief Financial Officer

Dated: November 20, 2006