Form 10-Q
period 2006-12-31
HYPERDYNAMICS CORP
filed 2007-02-20
CIK 937136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934: For the quarterly period ended: December 31, 2006

or
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934: For the transition period from _______ to _________

Commission file number: 000-25496

HYPERDYNAMICS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	87-0400335
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

APPLICABLE ONLY TO CORPORATE ISSUERS
As of February 19, 2007, 48,370,513 shares of common stock, $0.001 par value, were outstanding.

HYPERDYNAMICS CORPORATION
Consolidated Balance Sheets
(In thousands, except number of shares and per share amounts)
(Unaudited)

	December 31,	June 30,
	2006	2006

ASSETS
Current assets
Cash	$2,908	$3,435
Restricted certificate of deposit	75	75
Accounts receivable, net of allowance for doubtful accounts of $30 and $13	181	58
Inventories, net	13	-
Prepaid expenses and other current assets	139	202

Total current assets	3,316	3,770

Property and equipment, net of accumulated depreciation of $118 and $125	268	93
Oil and gas properties, using full cost accounting, net of accumulated depreciation and depletion of $165 and $169	4,446	4,437
Deposits	9	3

Total assets	$8,039	$8,303

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current portion of long-term debt	$70	$106
Accounts payable and accrued expenses	801	637
Accounts payable seismic data	650	650
Asset retirement obligation	12	12
Deferred gain	159	159
Convertible debentures, net of discount of $1,996 and $2,444	4	1,556
Dividends payable	372	372
Dividends payable to related party	191	136

Total current liabilities	2,259	3,628

Deferred rent	110	67

Total liabilities	$2,369	3,695

Commitments and contingencies
Shareholders' equity
Convertible preferred stock, par value $0.001; 20,000,000 shares authorized
Series A - 1,945 shares issued and outstanding	-	-
Series B - 2,725 shares issued and outstanding	-	-
Common stock, $0.001 par value, 250,000,000 shares authorized, 48,300,093 and 46,132,595 shares issued and outstanding	48	46
Additional paid-in capital	37,407	31,627
Accumulated deficit	(31,785)	(27,065)

Total shareholders' equity	5,670	4,608

Total liabilities and shareholders' equity	$8,039	$8,303

(See accompanying notes to consolidated financial statements)

HYPERDYNAMICS CORPORATION
Consolidated Statements of Operations
(In thousands, except number of shares and per share amounts)
(Unaudited)

	Three Months Ended December 31,			Six Months Ended December 31,
	2006	2005		2006	2005

Revenues	$342		$108	$667	$195

Operating Expenses
Lease Operating Costs	32		237	123	453
Severance Taxes	31		7	70	16
Other operational costs	228		332	401	796
Depreciation, depletion and amortization - oil & gas properties	23		25	45	49
Selling, general & administrative, including depreciation expense of $15, $11, $22 and $23	1,491		1,015	3,487	1,773
Total Operating Expenses	1,805		1,616	4,126	3,087

LOSS FROM OPERATIONS	(1,463)		(1,508)	(3,459)	(2,892)

Other Income (Expense)
Interest income	35		1	58	2
Interest expense	(402)		(105)	(1,272)	(164)
Gain on settlement	-		135	-	135
Gain from sale of asset	-		-	8	-

NET LOSS	(1,830)		(1,477)	(4,665)	(2,919)

Preferred stock dividend	(28)		(28)	(55)	(55)

Net loss chargeable to common shareholders	$(1,858)	$	$ (1,505)	$(4,720)	$(2,974)

Basic and diluted loss per common share	$(0.04)		$(0.04)	$(0.10)	$(0.07)
Weighted average shares outstanding	47,713,953		42,212,977	46,952,138	42,190,694

(See accompanying notes to consolidated financial statements)

HYPERDYNAMICS CORPORATION
Consolidated Statements of Cash Flows
(In thousands, except number of shares and per share amounts)
(Unaudited)

	Six Months ended December 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,665)	$(2,919)

Adjustments to reconcile net income to net cash provided by (used in) operating activities)
Depreciation, depletion and amortization	67	72
Shares issued for services	204	56
Options and warrants expenses	1,003	577
Gain on sale of assets	(8)	-
Gain on settlement	-	(135)
Bad debt expense	17	-
Amortization of discount and financing costs on convertible debenture	1,078	52
Changes in operating assets and liabilities:
Accounts receivable	(140)	6
Inventories	(13)	4
Prepaid expenses and other current assets	32	68
Accounts payable and accrued expenses	164	247
Deferred rent	43	-

Net cash used in operating activities	(2,218)	(1,972)

CASH FLOWS FROM INVESTING ACTIVITIES
Decrease in restricted cash	-	65
Investment in oil & gas properties	(82)	(344)
Purchase of property and equipment	(167)	(32)
Proceeds from the sale of assets	36	-
(Payment) return of deposits	(6)	20

Net cash used in investing activities	(219)	(291)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale working interest in oil and gas properties, net	-	726
Proceeds from sale of common stock	-	25
Proceeds from warrant exercises, net	126
Proceeds from convertible notes	1,820	-
Proceeds from installment debt	57	50
Proceeds from sale of debentures, net	-	1,981
Payments on short-term note payable	-	(187)
Payments on installment debt	(93)	(192)

Net cash provided by financing activities	1,910	2,403

Net increase (decrease) in cash	(527)	140
Cash at beginning of period	3,435	259

Cash at end of period	$2,908	$399

(See accompanying notes to consolidated financial statements)

HYPERDYNAMICS CORPORATION
Consolidated Statements of Cash Flows (Continued)
(In thousands, except number of shares and per share amounts)
(Unaudited)

	Six months ended December 31,
	2006	2005
SUPPLEMENTAL DISCLOSURES
Interest paid in cash	$353	$109
Income taxes paid in cash	-	-

NON-CASH TRANSACTIONS

Conversion of notes payable to common stock	$4,000	$-
Issuance of common stock for oil and gas properties	-	52
Payment of preferred stock dividends in common shares	55	55
Debt discount on convertible debt	450	1,614
Reclassification of downpayment made in prior year to property and equipment	30	-

(See accompanying notes to consolidated financial statements)

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

The carrying value of the debentures as of December 31, 2006 is as follows (in thousands):

Face value of debentures	$6,000
Less: discount related to warrants	(1,331)
discount related to conversion feature
and financing costs	(1,779)
Subtotal	2,890
Add: amortization of discount	1,114
Total principal	4,004
Less payments:
Conversion to common shares	(4,000)
Carrying value of note at December 31, 2006	$4

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

The following tables summarize certain balance sheet data as of December 31, 2006 and June 30, 2006 and income statement dataabout Hyperdynamics' reportable segments and corporate overhead for the three and six months ended December 31, 2006 and 2005:

	SCS	HYDR	Corporate	Total
Segment assets
As of December 31, 2006	$4,298,000	$629,000	$3,112,000	$8,039,000
As of June 30, 2006	4,175,000	457,000	3,671,000	8,303,000

Six months ended December 31, 2006
Revenues from external customers	-	667,000	-	667,000
Depreciation, depletion and amortization - oil and gas properties	-	45,000	-	45,000
Depreciation - administration	10,000	-	12,000	22,000
Loss from operations	(1,255,000)	(220,000)	(1,984,000)	(3,459,000)
Expenditures for long-lived assets	76,000	55,000	118,000	249,000
Three months ended December 31, 2006
Revenues from external customers	-	342,000	-	342,000
Depreciation, depletion and amortization - oil and gas properties	-	23,000	-	23,000
Depreciation - administration	7,000	-	8,000	15,000
Loss from operations	(710,000)	(83,000)	(670,000)	(1,463,000)
Expenditures for long-lived assets	68,000	43,000	13,000	124,000

Six months ended December 31, 2005
Revenues from external customers	-	195,000	-	195,000
Depreciation, depletion and amortization - oil and gas properties	-	49,000	-	49,000
Depreciation - administration	14,000	-	9,000	23,000
Loss from operations	(336,000)	(1,195,000)	(1,361,000)	(2,892,000)
Expenditures for long-lived assets	73,000	351,000	4,000	428,000
Three months ended December 31, 2005
Revenues from external customers	-	108,000	-	108,000
Depreciation, depletion and amortization - oil and gas properties	-	25,000	-	25,000
Depreciation - administration	7,000	-	4,000	11,000
Loss from operations	(175,000)	(507,000)	(825,000)	(1,508,000)
Expenditures for long-lived assets	44,000	71,000	-	115,000

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

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Our corporate mission is to explore for and develop new sources of energy worldwide. On September 22, 2006, our wholly owned subsidiary, SCS Corporation signed a new 2006 Production Sharing Contract with the Republic of Guinea. This contract gives us exclusive rights across this largest remaining exploration block offshore West Africa, of approximately 31,000 square miles.

During the quarter ended December 31, 2006, we traveled to Germany at the invitation of the Ministry of Mines and Geology and made a presentation to numerous participants from various ministries of the Guinea government. At the meeting we notified the Ministry of Mines that we had begun our exploration work towards the goal to begin drilling exploration wells and making world class discoveries.

In October, we engaged Global SanteFe’s Applied Drilling Technologies to evaluate resources in the Country of Guinea that can support the needs of offshore drilling operations. Thus, during the quarter, our reconnaissance team has been in Guinea surveying the facilities, ports, and capabilities there. We expect the reconnaissance team to submit an extensive report sometime during the current quarter. We feel this advance reconnaissance will shorten the time to begin drilling a well for us or any of our partners by at least six to nine months.

On November 1, 2006, the Central and South Africa Industry Forum inducted us as its newest member. This group consists of 37 members of oil and gas companies that have exploration and production operations on and offshore Africa. The members of the group are primarily “new ventures” professionals looking for new opportunities for oil and gas discoveries and production. Exxon Mobil leads the group, which meets monthly at a member sponsored luncheon. At the monthly luncheons, member companies provide status reports on their activities and members discuss and sometimes consummate ideas for mutually beneficial business ventures.

Also in November, we traveled to Guinea together with our lobbyist, former Secretary of State for African Affairs, Herman Cohen. We met with numerous ministers of the Guinea government in meetings whereby they publicly gave support for our contract. We addressed the National Assembly in the presence of the President of the National Assembly of Guinea, Mr. Aboubacar Somparé. Our trip was highly publicized in Guinea and was carried extensively on Guinea’s national RTG television.

While we were in Guinea, our geoscientists at our corporate offices prepared for the farm-out program, which was just announced in January 2007. We launched a program to provide the opportunity for oil companies to license and study our proprietary data and then submit proposals to us later this year. We have now begun presentations to companies under confidentiality agreements.

Domestically, we showed good progress once again in our production and cash flow from production. We have put work programs into place and expect to increase our production by the end of the quarter again by as much as 33%.

During the quarter ending March 31, 2007, we will be working both on domestic production strategies and at the same time, we will be working diligently on our farm-out program for offshore Guinea.

During the quarter ended December 2006, we realized increasing oil production and service revenues of $342,000 combined. The revenues consist of $278,000 in oil production revenue and $64,000 of service revenue. This compares to $87,000 in oil production revenue and $0 service revenue for the quarter ended December 31, 2005. Cost of revenues decreased 48% or $287,000, down to $314,000 in 2006 from $601,000 for the quarter ended December 2005. General and administrative expenses including depreciation of administrative properties significantly increased 47% or $476,000 for the quarter ended December 2006 to $1,491,000 from $1,015,000 in 2005. The increase is due to salaries and payroll taxes, stock options for officers, directors and employees, professional, consulting, travel, public relations, insurance, reporting and registration fee, and interest expenses. Our net loss for the quarter ended December 31, 2006 was $1,830,000 compared to $1,477,000 during the quarter ended December 31, 2005. The increase of $353,000 is due to the following factors: 1) increase in oil production revenue and decrease in well downtime;2) increase in general administrative cost and interest expense related to our convertible note debenture.

Results of Operations

Reportable segments
Hyperdynamics has two reportable segments: SCS Corporation ("SCS") and its Louisiana operations ("HYDR"). SCS is engaged in oil and gas exploration activities offshore Guinea, West Africa. Additionally, it provides seismic data transcription and management services to support its activities and to external customers. The seismic data work is performed in the USA. HYDR is engaged in oil and gas exploration and production activities in Louisiana, USA; it also provides oilfield services to external customers. Hyperdynamics evaluates performance based on profit or loss from operations. The reportable segments are managed by separate management teams, who are evaluated based on their segment’s performance.

The following tables summarize certain balance sheet data as of December 31, 2006 and June 30, 2006 and income statement data about Hyperdynamics' reportable segments and corporate overhead for the three months and six months ended December 31, 2006 and 2005:

	SCS	HYDR	Corporate	Total
Segment assets
As of December 31, 2006	$4,298,000	$629,000	$3,112,000	$8,039,000
As of June 30, 2006	4,175,000	457,000	3,671,000	8,303,000

Six months ended December 31, 2006
Revenues from external customers	-	667,000	-	667,000
Depreciation, depletion and amortization - oil and gas properties	-	45,000	-	45,000
Depreciation - administration	10,000	-	12,000	22,000
Loss from operations	(1,255,000)	(220,000)	(1,984,000)	(3,459,000)
Expenditures for long-lived assets	76,000	55,000	118,000	249,000
Three months ended December 31, 2006
Revenues from external customers	-	342,000	-	342,000
Depreciation, depletion and amortization - oil and gas properties	-	23,000	-	23,000
Depreciation - administration	7,000	-	8,000	15,000
Loss from operations	(710,000)	(83,000)	(670,000)	(1,463,000)
Expenditures for long-lived assets	68,000	43,000	13,000	124,000

As of December 31, 2005:
Segment assets	$4,213,000	$596,000	$397,000	$5,206,000

Six months ended December 31, 2005
Revenues from external customers	-	195,000	-	195,000
Depreciation, depletion and amortization - oil and gas properties	-	49,000	-	49,000
Depreciation - administration	14,000	-	9,000	23,000
Loss from operations	(336,000)	(1,195,000)	(1,361,000)	(2,892,000)
Expenditures for long-lived assets	73,000	351,000	4,000	428,000
Three months ended December 31, 2005
Revenues from external customers	-	108,000	-	108,000
Depreciation, depletion and amortization - oil and gas properties	-	25,000	-	25,000
Depreciation - administration	7,000	-	4,000	11,000
Loss from operations	(175,000)	(507,000)	(825,000)	(1,508,000)
Expenditures for long-lived assets	44,000	71,000	-	115,000

Geographical Information
All revenues are currently derived from domestic sources. All long-lived assets are located in the USA and in Guinea.

Six months ended December 31, 2006 compared to six months ended December 31, 2005

Louisiana Operations ("HYDR")

Oil and Service Revenue totaled $667,000 for the six months ended December 31, 2006. The breakdown consists of $603,000 in oil revenues and $64,000 in service revenues compared to $195,000 in oil revenue and $0 service revenue for the six months ended in December 2005. The increase of 242% or $472,000 is attributable to rework of wells, equipment upgrades and better work control procedures, which resulted in less downtime and higher oil production. $64,000 of the increase is attributable to service work performed for third parties.

Lease Operating Costs for the six months ended December 31, 2006 and 2005 were $123,000 and $453,000, respectively. The decrease of 73% or $330,000 is due to an upgrade of high maintenance equipment and more cost-efficient procedures.

Severance Taxes for the six months ended December 31, 2006 and 2005 were $70,000 and $16,000 respectively. The increase of 338% or $54,000 is due to an increase in oil revenues.

Other Operational Cost for the six months ended December 31, 2006 and 2005 was $388,000 and $728,000, respectively. The decrease of 47% or $340,000 is due to the improved efficiency and work control procedures, and decrease in well workover requirements.

Our depreciation, amortization and depletion for oil and gas properties for the six months ended December 2006 and December 2005 was $45,000 and $49,000, respectively.

Selling, General and Administrative expenses for the six months ended December 31, 2006 and 2005 were $261,000 and $132,000, respectively, representing an increase of $129,000 or 98%. The main factors contributing to the increase are: 1) an increase in insurance expenses of $29,000; 2) an increase in salaries, payroll taxes and other taxes of $20,000; 3) an increase in bad debt expense of $16,000 due to an establishment of a reserve on our joint interest billing; 4) an increase in other administrative cost of $3,000; 4) an increase in legal expenses of $91,000 related to the various lawsuits. We also experienced a decrease of $30,000 in rent, utilities and other administrative expenses.

We realized a gain on sale of fixed assets of $8,000 for the six months ended December 31, 2006 and $0 in December 2005.

Our Loss from operations for the six months ended December 31, 2006 from this segment was ($220,000) in comparison to ($1,195,000) in December 31, 2005. The decrease of 82% or $975,000 is due to the factors discussed above.

Our expenditure for long-lived assets for the six months ended December 31 2006 was $55,000 compared to $351,000 in December 2005. The net decrease of 84% or $296,000 is attributable to equipment upgrades and improvements on production facilities in 2005.

Guinea and Seismic Data Management ("SCS")

We had no revenues during the six months ended December 31, 2006 and 2005. We signed a Production Sharing Contract (PSC) with the Republic of Guinea on September 22, 2006 and are currently focusing on our drilling and exploration plans in the concession delineated in the PSC.

We have processed a portion of some data that we have the right to market in order to provide samples of the data to our prospects. When we sell the right to use this data, we will receive a fee and we will also be compensated for processing the data that we sell.

Other Operational Cost for the three months ended December 31, 2006 and 2005 was $12,000 and $18,000 respectively. The decrease of $6,000 is due to reduction in expenses related to data management.

Selling, General and Administrative expenses for the six months ended December 31, 2006 and 2005 were $1,233,000 and $304,000, respectively. The increase of 306% or $929,000 is due to the following factors: 1) increase in employee salaries of $76,000; 2) an increase insurance of $6,000; 3) an increase in auto expenses of $17,000; 4) an increase in travel expenses of $204,000; 5) an increase in consulting and professional expenses related to the Guinea concession and security for employees in Guinea of $578,000; 6) an increase in public relations, television, media and broadcast coverage in Guinea for $31,000; 7) an increase in office supplies and equipment expenses of $23,000. We also experienced a slight decrease of $7,000 resulting from reduction in rent, utilities and bank charges.

Depreciation and amortization on administrative properties for the six months ended December 2006 and 2005 was $10,000 and $14,000, respectively.

Based on the factors discussed above, our loss from operations for the six months ended December 2006 and 2005 from this segment was ($1,255,000) and ($336,000), an increase of 274% or $919,000.

Expenditures for long lived assets for the six months ended December 2006 and 2005 were $76,000 and $73,000, respectively. The increase is attributable to the addition of our new office in Guinea and purchases of office furniture, equipment and leasehold improvements.

Corporate Overhead

Selling, General and Administrative expense for the six months ended December 31, 2006 and 2005 was $1,972,000 and $1,349,000, respectively. The increase of 46% or $623,000 is attributable to the following: 1) new employee hires and increase in officer salaries and payroll taxes and other taxes of $167,000; 2) increase in public relations and investor relations of $87,000; 3) increase in stock based compensation expense of $940,000. 4) increase in fees related to SEC reporting and registration in the American Stock exchange of $58,000; and 5) an increase in office supplies and other administrative expenses of $63,000. We also experienced a decrease of $689,000 based on 1) office rent and utilities of $59,000; 2) insurance and other tax expenses of $5,000; 3) travel expenses of $66,000; 4) professional expenses of $80,000 and 5) consulting and other fees of $479,000.

Depreciation and amortization on administrative properties for the six months ended December 2006 and 2005 was $12,000 and $9,000, respectively.

Based on the factors discussed above, our loss from operations for the six months ended December 31, 2006 and 2005 was ($1,984,000) and ($1,361,000), respectively, an increase of 46% or $623,000.

Gain on settlement of lease for the six months ended December 31 2006 and 2005 is $0 and $135,000, respectively.

Interest Expense for the six months ended December 31, 2006 and 2005 is $1,270,000 and $164,000, respectively. The increase of $1,107,000 arises from the convertible note debenture financing in 2006.

Our expenditures for long lived assets for the six months ended December 31, 2006 and 2005 were $118,000 and $4,000 respectively. The increase is due to acquisitions of fixed assets and leasehold improvements in our new office.

Three months ended December 31, 2006 compared to three months ended December 31, 2005

Louisiana Operations ("HYDR")

Oil and Service Revenue totaled $342,000 for the three months ended December 31, 2006. The revenue consists of $278,000 in oil revenues and $64,000 in service revenues, compared to $108,000 in oil revenue and $0 service revenue for the three months ended in December 2005. The increase of 217% or $234,000 is attributable to rework of wells, equipment upgrades and better work control procedures, which resulted in less downtime and higher oil production. We also performed service work for third parties in 2006 but not in 2005.

Lease Operating Costs for the three months ended December 31, 2006 and 2005 were $32,000 and $237,000, respectively. The decrease of 86%, or $205,000, is due to an upgrade of high maintenance equipment and better work control procedures.

Severance Taxes for the three months ended December 31, 2006 and 2005 were $31,000 and $$7,000 respectively. The increase of 343% or $24,000 is due to an increase in oil revenues.

Other Operational Cost for the three months ended December 31, 2006 and 2005 was $228,000 and $332,000, respectively. The decrease of 31% or $104,000 is attributable to the improved efficiency in other operational costs and a decrease in well work-over requirements.

Our depreciation, amortization and depletion for oil and gas properties for the three months ended December 2006 and December 2005 was $23,000 and $25,000, respectively.

Selling, General and Administrative expenses for the three months ended December 31, 2006 and 2005 were $116,000 and $40,000, respectively, representing an increase of $76,000 or 190%. The main factors contributing to the increase are: 1) an increase in insurance expenses of $28,000; 2) an increase in legal expenses of $44,000 stemming from various lawsuits; 3) an increase in office and other administrative costs including other taxes of $37,000. We also experienced a decrease of $32,000 in salaries and payroll taxes, rent and utilities, bad debts, travel and bank charges all due to lower lease allocations on our new office and increase in revenues.

Based on the factors discussed above, our loss from operations for the three months ended December 31, 2006 from this segment was ($83,000) in comparison to ($507,000) in December 31, 2005, a decrease of 84% or $424,000.

Our expenditure for long-lived assets in the three months ended December 2006 was $43,000 compared to $71,000 in December 2005. The net increase of $28,000 is attributable to an equipment upgrade and improvements on production facilities in 2005.

Guinea and Seismic Data Management ("SCS")

We had no revenues during the three months ended December 31, 2006 and 2005

Other Operation Cost for the three months ended December 31, 2006 and 2005 was $4,000 and $9,000 respectively. The decrease of $5,000 is due to reduction in expenses related to data management.

Selling, General and Administrative expenses for the three months ended December 31, 2006 and 2005 were $700,000 and $159,000. The increase of 340% or $541,000 is due to the following factors: 1) an increase of $57,000 in employee expenses up $90,000 compared to $33,000 in 2005 due to addition of employees in Guinea; 2) an increase of 489% or $308,000 in public relations, professional and consulting expenses related an extensive media and journalistic coverage, banquet hosted for U.S. and Guinean dignitaries and officials, security for office personnel in Guinea from $63,000 in 2005. 3) an increase in travel expenses of $173,000 resulting from frequent travel to Guinea from $0 in 2005; 3) an increase of $18,000 in other administrative cost. We realized a decrease of $14,000 due to lower corporate rent and utilities expenses.

Depreciation and amortization of administrative properties for each of the three months ended December 2006 and 2005 was $7,000.

Based on the factors discussed above, our loss from operations for the three months ended December 2006 from this segment was ($710,000) and ($175,000) at the end of December 2005, an increase of 306% or $535,000.

Expenditures for long lived assets for the three months ended December 2006 and 2005 was $68,000 and $44,000 respectively. The increase is attributable to the addition of our new office in Guinea and purchases of office furniture, equipment and leasehold improvements.

Corporate Overhead

Selling, General and Administrative expense for the three months ended December 31, 2006 and 2005 was $661,000 and $819,000 respectively. The decrease of 19% or $158,000 is attributable to the following: 1) new employee hire and increase in officer salaries and payroll taxes and other taxes of $118,000; 2) increase in public relations and investor relations of $55,000; 3) increase in stock based compensation expense of $98,000. 4) Increase in fees related to SEC reporting of $5,000; and 7) an increase in office supplies and other administrative expenses of $39,000. We also experienced a decrease of $469,000 based on 1) office rent and utilities of $27,000; 2) insurance and other taxes $12,000; 3) travel expenses of $63,000; 4) professional expenses of $76,000 and 5) consulting and other fees of $291,000.

Depreciation and amortization on administrative properties for the three months ended December 2006 and 2005 was $8,000 and $4,000 respectively.

Based on the factors discussed above, our loss from operations for the three months ended December 31, 2006 and 2005 was ($670,000) and ($825,000), respectively, a decrease of 19% or $155,000.

Gain on settlement of lease for the three months ended December 31 2006 and 2005 is $0 and $135,000, respectively.

Our expenditures for long lived assets for the three months ended December 31, 2006 and 2005 was $13,000 and $0, respectively. The increase is due to acquisitions of fixed assets and leasehold improvements in our new office.

Liquidity and Capital Resources

Our ratio of current assets to current liabilities (current ratio) was 1.47 to 1 at December 31, 2006, 1.04 to 1 at June 30, 2006 and 1.47 to 1 at December 31, 2005. Our current ratio continues to improve as we raise capital to fund our ongoing operations and reduce our net cash used in operating activities. Historically we have raised capital to continue to finance the work required by our oil and gas exploration contract in Guinea and also to fund any operating deficits. Our cash operating deficit continues to be reduced and our Louisiana operations have recently reported positive EBITDA.

Our new Production Sharing Contract signed on September 22, 2006, requires that we acquire additional seismic in the first exploration period. The first exploration period started on September 22, 2006 and with automatic extensions available to us upon our notice, would end September 22, 2010. The estimate for expenditure in the first exploration period is $10,000,000, but the contract does not require this specific amount of expenditure as long as the work is done. In the second exploration period, which begins officially on September 23, 2010, our contract requires us to drill two exploration wells by September 22, 2018. At current costs, these wells could cost an estimated $10 million to $35 million each to drill.

Although we have several years to complete this work, we wish to initiate a successful drilling program as soon as possible. Thus, we are considering all of our options or any combination of these options to; a) increase revenues from operations; b) raise additional capital on a conventional equity financing basis; c) negotiate one or more transactions with oil company partners who share in the required work and financing risk; and d) negotiate work program related deals with oil industry vendors such as seismic acquisition companies. We believe that our ability to manage and affect one or more of these options will determine our significant current ratio and financial position in the future.

We own a very unique offshore oil and gas asset and are continuing to invest in exploring the largest oil and gas concession of 31,000 square miles. Our cash from operations was a deficit this last year and quarter based on our asset appreciation based plan. We are continuing overhead reduction steps to minimize non productive expenditures. We are spending the bulk of the capital raised directly or indirectly on enhancing the value of our offshore oil and gas concession. These expenditures, however, do not improve cash flow from operations in the short term. In order to improve our operating cash flow situation for future periods, management has budgeted certain amounts of capital and has started to build up our domestic production and service revenues.

In November 2005 we executed an investment agreement and received a commitment from Dutchess Private Equities Fund II, LP (Dutchess) to fund up to $20,000,000 in equity at 95% of the market price. We have approximately 6MM shares remaining that we can issue to raise capital from this equity line. The amount ultimately raised by the financing will be determined strictly by the stock price at each point in time the equity line is used. We have not used our equity line since May of last year when we closed three convertible debentures totaling $6MM in financing with Cornell Capital. As of the date of this filing, all but $2MM of this Cornell financing has been converted to equity at a fixed floor price of $2 per share. Should the stock price not be over $2 per share, we could be required to pay approximately $175,000 plus 10% per annum interest, per month in debt service. To date, we have not had to pay any debt service on this financing other than interest.

Because SCS has significant work requirements to accomplish in the future we have put a multiple strategy in place including our recently announced farm-out program to attract oil company partners to join our exploration efforts. Our strategy includes that each prospective partner would pay a license fee to get the opportunity to study our proprietary data offshore Guinea. These license fees are expected to be material and could enhance our liquidity and capital resources significantly.

In addition, we expect to exploit our leases increasingly in Louisiana. We have work programs to economically maximize the production we have built up. We believe the relatively high price of oil will help make these wells more economically viable. We are also evaluating niche acquisitions in the Northeast Louisiana area to bolster our production and to drill additional wells on our leases there.

Management is confident in its ability to raise additional capital under more conventional financing structures, but we also believe that ultimately we will be able to secure oil and gas working interest partners to fund and carry significant portions of the capital investment burden. As we have discussed in the press, we have implemented a farm-out program offshore West Africa. This program is expected to provide material license fees to the company. Also, with or without partners, we feel that we can successfully finance our required work programs through an equity financing plan, through 3rd party royalty or working interest partners, or a combination of both.

Thus, management believes that additional capital funds raised has and will continue to substantially enhance our asset value in our oil and gas concession. This will yield greatly enhanced shareholder value, and make additional capital easier to come by at ever increasing stock prices.

Depending on the price of our stock, we could obtain additional capital also upon the exercise of other previously issued outstanding warrants and options for common stock.

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

Item 4.Controls and procedures

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

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-14(b) or Rule 15d-14(b) that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting

Part II Other Information

Item 1. Legal Proceedings

Dixon Financial Services.

In 2001, we were named as a defendant in a lawsuit styled Dixon Financial Services, Ltd. v. Fidelity Transfer Company, Erin Oil Exploration, Inc., Bill Knollenberg, Ron Bearden, R.F. Bearden Associates, Inc., James Chang, Nick H. Johnson, Riley L. Burnett, Jr., Johnson, Burnett & Chang, L.L.P., Greenberg, Peden, Siegmyer & Oshman, P.C., George Siegmyer and Hyperdynamics Corporation; Cause No. 2001-06263; In the 215th Judicial District Court of Harris County, Texas. This suit alleged breach of contract for failure to deliver share certificates in the name of Dixon Financial Services for 574,500 shares of our stock which were held in a nominee name. Earlier, in 2000, The Erin Oil Exploration parties, including their attorneys, brought suit against us, wrongfully claiming that the shares were subject to their claims against other persons and obtained a temporary restraining order preventing the transfer of the shares. Fidelity Transfer, as our transfer agent, refused to transfer the shares to Dixon because of the restraining order. We set aside the temporary restraining order as to the shares and the shares were not subject to a later temporary injunction. However, legal counsel for the Erin Oil parties wrongfully asserted to Fidelity Transfer that the shares were subject to the injunction and Fidelity Transfer refused to transfer the shares to Dixon Financial for a period of at least three months during which the share price dropped from more than $6.00 a share to slightly more than $1.00 per share. We and Dixon Financial brought claims against the Erin Oil parties and their legal counsel for their wrongful conduct. The Erin Oil legal counsel asserted a litigation privilege under Texas law. The Erin Oil parties and their legal counsel filed motions for summary judgment asserting the litigation privilege as a bar to liability. The trial court granted all such motions for summary judgment. Fidelity Transfer asserted that it was not subject to jurisdiction in Texas and we determined that Fidelity Transfer was not currently solvent for purposes of any judgment against it in this matter. Fidelity Transfer is no longer a party to this lawsuit at this time, but we have a formal agreement allowing us to pursue recovery against Fidelity Transfer at a later time. At the end of April 2005, we and Dixon Financial entered into an agreement to settle and resolve this litigation. The agreement provides, among other things, that since the claims of both Dixon Financial and us against the Erin Oil parties and their legal counsel are similar, that we will bear the cost of appealing the summary judgments granted to the Erin Oil parties on the litigation privilege defense to liability. The agreement further provides that we agree to a judgment in the amount of $2,015,264 for the failure to deliver the shares into the name of Dixon Financial. However, Dixon Financial has agreed that it will not abstract or otherwise seek to enforce the agreed judgment, except in the event that the appeal is unsuccessful or the Erin Oil parties are determined not to be liable for any other reason. If the appeal is unsuccessful, we and Dixon Financial have agreed that we will pay the sum of $240,000 payable in the amount of $10,000 per month for a period of 24 months. This agreement required court approval for entry of the agreed judgment. In the event that the appeal is successful, we will not be obligated to pay any amount of money other than legal fees and expenses. If the appeal is successful, we will seek to recover our damages and costs from the Erin Oil parties and their legal counsel. The Erin Oil parties's legal counsel has insurance which has been providing a defense and which may pay for any liability awarded against the Erin Oil parties' counsel. The proposed agreed judgment described above was first submitted to the court in May 2005. However, the court, without explanation, refused to enter an agreed judgment containing the agreement reached between Dixon and us. The court entered an order in June 2006 severing some of the Erin Oil parties from the main case so that the summary judgments entered in favor of those parties could be appealed. That appeal is proceeding pursuant to our agreement with Dixon.

The remainder of the case continued with Dixon, Hyperdynamics, Erin Oil Exploration and Bill Knollenberg as parties with active claims to be resolved.  The law firm of Johnson, Burnett & Chang, L.L.P., and the individual partners in that firm remained in the case pending finalization of the interlocutory summary judgments in their favor.  The court set the remaining issues for trial to a jury, which resulted in a jury verdict on February 1, 2007. The jury determined that Bill Knollenberg was personally liable to Dixon and Hyperdynamics in the amount of at least $3,500,000.00, each.  That damage amount was also determined against Erin Oil Exploration (a non-answering defendant) in favor of Dixon.  The jury determined that Knollenberg, in conspiracy with his attorneys and the other attorneys and their clients, committed breach of contract, fraud, misrepresentation and abuse of process.  As a result of the fraud, the jury awarded punitive damages to both Dixon and Hyperdynamics in the amount of $500,000.00 each.  Pursuant to the agreement between Dixon and Hyperdynamics, a judgment will be entered in Dixon’s favor against Hyperdynamics in the amount of $3,500,000.00 plus attorneys fees.  That amount is also the amount of contribution damages sought by Hyperdynamics against Knollenberg, in addition to Hyperdynamics’ damages as found by the jury and it attorneys fees.

The judgment proposed by Hyperdynamics will seek to confirm the jury verdict and finalize the prior rulings of the court so that those matters may be appealed.  Hyperdynamics will seek to consolidate the two appeals so that the issues are resolved in one proceeding.

Hyperdynamics and Dixon will also be working cooperatively to collect such monies as may be available from or through Knollenberg on the jury verdict and judgment.

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

 USOil Corporation.

On July 29, 2005, our wholly owned subsidiary filed a lawsuit styled SCS Corporation, Plaintiff v. USOil Corporation, Defendant; Cause No. 2005-49205; in the 333rd Judicial District Court of Harris County, Texas. With regard to our contract with USOil for a 100% farmout of the December 2002 Production Sharing Agreement between USOil and the Republic of Guinea, we allege breach of contract, fraud, negligent misrepresentation, and we seek a declaratory judgment and damages of over $12,000,000 and lost profits which we believe can easily exceed hundreds of millions of dollars. Early responses from the defendant indicated a general denial, that the 2002 PSA had been terminated by the government of Guinea, and a claim that we owe them $1,600,000. We have added two defendants, Dinesh Shukla and Joseph R. Delawa.  The suit remains in discovery at the date of filing this 10Q, and has been set for trial in August 2007.

 Trendsetter Investors, LLC

On March 8, 2006, a lawsuit was filed against us styled Trendsetter Investors, LLC, Plaintiff vs. Hyperdynamics Corporation, Trendsetter Production Co., Kent Watts, Michael Watts, Christopher Watts and Harry Briers, Defendants; Civil Action No. H 06-0746; in the United States District Court for the Southern District of Texas, Houston Division.

The Plaintiff alleges Fraud or Deceit in the Sale of Securities, Common Law Fraud, Fraud by Omission and Control Person Liability. Plaintiff seeks unspecified monetary damages. We deny all their allegations and are vigorously defending ourselves. We have filed a motion to dismiss on behalf of all defendants. The case is currently stayed by the Court pending a ruling on these motions to dismiss. We believe this plaintiff's shareholders are one and the same as the members of a control group (the "Manning Group") led by Mr. Jack Manning. Manning is a Houston based attorney and has been a supporter of Hyperdynamics Corporation in the past. In private equity deals since April of 2003, he and his group have purchased common stock in the price range of $.15 to $.80 per share. We believe that the Manning Group through the circumstances surrounding the Trendsetter LLC working interest investment, has an agenda to unjustly enrich themselves through our securities. We are considering counter claims against Trendsetter LLC and each member of the Manning Group. We have significant concerns that they collectively have or have had over 10% of our common stock and they have been acting in concert, making them an undisclosed affiliate group. As of December 31,2006, the suit is in discovery.

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

Of far more importance to us is that this group may have been or is now acting together in concert since as far back as April 2003 when they funded a bridge loan and collectively invested and purchased 2,878,969 shares of common stock. At that time there was approximately 27,000,000 shares of common stock outstanding. This would have given them greater than 10% of the outstanding common stock of the company. In review of our records, during the period of time between October of 2003 through approximately the end of March of 2004, this group dramatically increased their holdings of Hyperdynamics Corporation's common stock. Based on concerted actions since then, we are seriously evaluating all corroborating information concerning the possibility that their group is an undisclosed affiliate of Hyperdynamics Corporation. As of December 31,2006, the suit is in discovery.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In January 2007, we issued options to purchase 65,000 shares of common stock to two employees as compensation. These options have an exercise price of $2.23 per share and expire in three years. These transactions were made in reliance upon exemptions from registration under Section 4(2) of the Securities Act. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Securities Act and setting forth the restrictions on the transferability and the sale of the securities. No underwriter participated in, nor did we pay any commissions or fees to any underwriter, in these transactions. These transactions did not involve a public offering. The investors had knowledge and experience in financial and business matters that allowed them to evaluate the merits and risk of receipt of these securities. The investors were knowledgeable about our operations and financial condition.

In January 2007, we issued options to purchase 40,000 shares of common stock to three directors as compensation. These options have an exercise price of $2.23 per share and expire in two years. These transactions were made in reliance upon exemptions from registration under Section 4(2) of the Securities Act. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Securities Act and setting forth the restrictions on the transferability and the sale of the securities. No underwriter participated in, nor did we pay any commissions or fees to any underwriter, in these transactions. These transactions did not involve a public offering. The investors had knowledge and experience in financial and business matters that allowed them to evaluate the merits and risk of receipt of these securities. The investors were knowledgeable about our operations and financial condition.

In January 2007, we issued 41,400 shares of common stock to one investor who exercised warrants for $82,800. These transactions were made in reliance upon exemptions from registration under Section 4(2) of the Securities Act. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Securities Act and setting forth the restrictions on the transferability and the sale of the securities. No underwriter participated in, nor did we pay any commissions or fees to any underwriter, in these transactions. These transactions did not involve a public offering. The investor had knowledge and experience in financial and business matters that allowed them to evaluate the merits and risk of receipt of these securities. The investor was knowledgeable about our operations and financial condition.

In January 2007, we issued 80,669 shares of common stock to a consultant upon cashless exercise of warrants. This transaction was made in reliance upon exemptions from registration under Section 4(2) of the Securities Act. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Securities Act and setting forth the restrictions on the transferability and the sale of the securities. No underwriter participated in, nor did we pay any commissions or fees to any underwriter, in this transaction. This transaction did not involve a public offering. The investor had knowledge and experience in financial and business matters that allowed them to evaluate the merits and risk of receipt of these securities. The investor was knowledgeable about our operations and financial condition.

In February 2007, we issued 31,778 shares of of restricted common stock to a consultant for services rendered. The services were valued at $63,000. This transaction was made in reliance upon exemptions from registration under Section 4(2) of the Securities Act. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Securities Act and setting forth the restrictions on the transferability and the sale of the securities. No underwriter participated in, nor did we pay any commissions or fees to any underwriter, in this transaction. This transaction did not involve a public offering. The investor had knowledge and experience in financial and business matters that allowed them to evaluate the merits and risk of receipt of these securities. The investor was knowledgeable about our operations and financial condition.

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
(Registrant)

By: /s/ Kent Watts
Kent Watts, Chairman of the Board,
Chief Executive Officer

Dated: February 20, 2007

By: /s/ Steven M. Plumb
Steven M. Plumb,
Chief Financial Officer

Dated: February 20, 2007