Form 10-Q
period 2007-03-31
HYPERDYNAMICS CORP
filed 2007-05-18
CIK 937136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934: For the quarterly period ended: March 31, 2007

or
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934: For the transition period from _______ to _________

Commission file number: 000-25496

HYPERDYNAMICS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	87-0400335
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

APPLICABLE ONLY TO CORPORATE ISSUERS
As of May 9, 2007, 48,702,422 shares of common stock, $0.001 par value, were outstanding.

HYPERDYNAMICS CORPORATION
Consolidated Balance Sheets
(In thousands, except number of shares and per share amounts)
(Unaudited)

	March 31,	June 30,
	2007	2006

ASSETS
Current assets
Cash	$1,815	$3,435
Restricted certificate of deposit	75	75
Accounts receivable, net of allowance for doubtful accounts of $44 and $13	67	58
Inventories, net	13	-
Prepaid expenses and other current assets	77	202

Total current assets	2,047	3,770

Property and equipment, net of accumulated depreciation of $136 and $125	264	93
Oil and gas properties, using full cost accounting, net of accumulated depreciation and depletion of $210 and $169	4,438	4,437
Deposits	7	3

Total assets	$6,756	$8,303

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current portion of long-term debt	$13	$106
Accounts payable and accrued expenses	787	637
Accounts payable seismic data	650	650
Asset retirement obligation	12	12
Deferred gain	159	159
Convertible debentures, net of discount of $1,993 and $2,444	7	1,556
Dividends payable	372	372
Dividends payable to related party	218	136

Total current liabilities	2,218	3,628

Deferred rent	109	67

Total liabilities	2,327	3,695

Commitments and contingencies	-	-
Shareholders' equity
Convertible preferred stock, par value $0.001; 20,000,000 shares authorized
Series A - 1,945 shares issued and outstanding	-	-
Series B - 2,725 shares issued and outstanding	-	-
Common stock, $0.001 par value, 250,000,000 shares authorized, 48,677,422 and 46,132,595 shares issued and outstanding	49	46
Additional paid-in capital	38,301	31,627
Accumulated deficit	(33,921)	(27,065)

Total shareholders' equity	4,429	4,608

Total liabilities and shareholders' equity	$6,756	$8,303

(See accompanying notes to consolidated financial statements)

HYPERDYNAMICS CORPORATION
Consolidated Statements of Operations
(In thousands, except number of shares and per share amounts)
(Unaudited)

	Three Months Ended March 31,			Nine Months Ended March 31,
	2007	2006		2007	2006

Revenues	$113		$134	$780	$329

Operating Expenses
Lease operating costs	81		36	204	489
Severance taxes	13		5	83	21
Other operational costs	175		189	576	985
Depreciation, depletion and amortization - oil gas properties	23		143	68	192
Selling, general and administrative, including depreciation expense of $18, $16, $40 and $40	1,927		1,043	5,414	2,816
Total Operating Expenses	2,219		1,416	6,345	4,503

LOSS FROM OPERATIONS	(2,106)		(1,282)	(5,565)	(4,174)

Other Income (Expense)
Interest income	23		-	81	2
Interest expense	(54)		(1,150)	(1,326)	(1,314)
Gain on settlement	28		-	28	135
Gain(loss) from disposition of assets	-		(361)	8	(361)

NET LOSS	(2,109)		(2,793)	(6,774)	(5,712)

Preferred stock dividend	(28)		(27)	(82)	(82)
Deemed dividend	(333)		-	(333)	-
Net loss chargeable to common shareholders	$(2,470)	$$	(2,820)	$(7,189)	$(5,794)

Basic and diluted loss per common share	$(0.05)		$(0.06)	$(0.15)	$(0.14)
Weighted average shares outstanding	48,323,566		43,880,008	47,422,094	42,468,964

(See accompanying notes to consolidated financial statements)

HYPERDYNAMICS CORPORATION
Consolidated Statements of Cash Flows
(In thousands, except number of shares and per share amounts)
(Unaudited)

	Nine months ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,774)	$(5,712)
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, depletion and amortization	108	231
Shares issued for services	383	153
Options and warrants expense	1,618	651
(Gain)loss on disposition of assets	(8)	361
Gain on settlement	(28)	(135)
Bad debt expense	31	202
Amortization of discount and financing costs on convertible debenture	1,081	1,110

Changes in operating assets and liabilities:
Accounts receivable	(9)	(202)
Accounts receivable - recovery from working interest	(31)	(30)
Inventories	(13)	4
Prepaid expenses and other current assets	95	80
Accounts payable and accrued expenses	178	354
Deferred rent	42	-

Net cash provided in operating activities	(3,327)	(2,933)

CASH FLOWS FROM INVESTING ACTIVITIES
Decrease in restricted cash	-	(10)
Investment in oil and gas properties	(96)	(385)
Purchase of property and equipment	(182)	(63)
Proceeds from the sale of assets	36	-
(Payment) return of deposits	(5)	20
Proceeds from sale working interest in oil and gas properties, net	-	726

Net cash provided by (used in) investing activities	(247)	288

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	940
Proceeds from warrant exercises, net	226	-
Proceeds from convertible notes	1,820	1,981
Proceeds from installment debt	58	78
Payments on short-term note payable	-	(187)
Payments on installment debt	(150)	(265)

Net cash provided by financing activities	1,954	2,547

Net increase (decrease) in cash	(1,620)	(98)
Cash at beginning of period	3,435	259

Cash at end of period	$1,815	$161

(See accompanying notes to consolidated financial statements)

HYPERDYNAMICS CORPORATION
Consolidated Statements of Cash Flows (Continued)
(In thousands, except number of shares and per share amounts)
(Unaudited)

	Six months ended December 31,
	2007	2006
SUPPLEMENTAL DISCLOSURES
Interest paid in cash	$408	$112
Income taxes paid in cash	-	-

NON-CASH TRANSACTIONS

Conversion of notes payable to common stock	$4,000	$-
Payment of preferred stock dividends in common shares	82	82
Debt discount on convertible debt	450	1,465
Deemed dividend	333
Reclassification of downpayment made in prior year to property and equipment	30	-
Geological/Geophysical work on unproved properties paid with equity-based compensation	-	37

(See accompanying notes to consolidated financial statements)

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

3. Convertible Debentures

In June 2006, Hyperdynamics entered into a financing arrangement with Cornell Capital Partners, LP (“Cornell”) whereby Hyperdynamics received net proceeds of $5,440,000 in exchange for three debentures and warrants to purchase 955,000, 715,000 and 430,000 shares of our common stock at exercise prices of $2.50, $3.50 and $4.00 per share, respectively.

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

During the six months ended December 31, 2006, Cornell converted $4,000,000 of their debentures to 2,000,000 shares of Hyperdynamics common stock.

The carrying value of the debentures as of March 31, 2007 is as follows (in thousands):

Face value of debentures	$6,000
Less: discount related to warrants	(1,331)
discount related to conversion feature	(1,219)
financing costs	(560)
Subtotal	2,890
Add: amortization of discount	1,117
Total principal	4,007
Less payments:
Conversion to common shares	(4,000)
Carrying value of note at March 31, 2007	$7

4. Deemed Dividend

In March 2007 the Company modified the terms of certain warrants previously issued between October 2003 and March 2004.  The term and price of the warrants, originally 3 years and $2.00, respectively, were changed to 5 years and $4.00, respectively.  The modification resulted in a deemed dividend which was calculated using the Black-Scholes method assuming volatility of between 110% and 135% and a risk adjusted interest rate of 5%.

5. Segment Information

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

The following tables summarize certain balance sheet data as of March 31, 2007 and June 30, 2006 and income statement data about Hyperdynamics' reportable segments and corporate overhead for the three and six months ended December 31, 2006 and 2005:

	SCS	HYDR	Corporate	Total
Segment assets
As of March 31, 2007	$4,288,000	$505,000	$1,963,000	$6,756,000
As of June 30, 2006	4,175,000	457,000	3,671,000	8,303,000

Nine months ended March 31, 2007
Revenues from external customers	-	780,000	-	780,000
Depreciation, depletion and amortization - oil and gas properties	-	68,000	-	68,000
Depreciation - administration	18,000	-	22,000	40,000
Loss from operations	(2,151,000)	(493,000)	(2,921,000)	(5,565,000)
Expenditures for long-lived assets	81,000	66,000	131,000	278,000
Three months ended March 31, 2007
Revenues from external customers	-	113,000	-	113,000
Depreciation, depletion and amortization - oil and gas properties	-	23,000	-	23,000
Depreciation - administration	8,000	-	10,000	18,000
Loss from operations	(896,000)	(273,000)	(937,000)	(2,106,000)
Expenditures for long-lived assets	5,000	11,000	13,000	29,000

Nine months ended March 31, 2006
Revenues from external customers	-	329,000	-	329,000.
Depreciation, depletion and amortization - oil and gas properties	-	192,000	-	192,000
Depreciation - administration	22,000	-	17,000	40,000
Loss from operations	(517,000)	(1,636,000)	(2,021,000)	(4,174,000)
Expenditures for long-lived assets	76,000	401,000	8,000	485,000
Three months ended March 31, 2006
Revenues from external customers	-	134,000	-	134,000
Depreciation, depletion and amortization - oil and gas properties	-	143,000	-	143,000
Depreciation - administration	8,000	-	8,000	16,000
Loss from operations	(181,000)	(441,000)	(660,000)	(1,282,000)
Expenditures for long-lived assets	3,000	50,000	4,000	57,000

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

Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview of Accomplishments During Quarter

On September 22, 2006, our wholly owned subsidiary, SCS Corporation signed a new 2006 Production Sharing Contract (PSC) with the Republic of Guinea. This contract gives us exclusive rights for oil and gas exploration and production across this largest remaining exploration area offshore West Africa of approximately 31,000 square miles. Compared to last year at this time, management would like emphasize to our shareholders that our position with the new 2006 PSC is believed to be infinitely better now than before with the problem riddled 2002 agreement. This new contract is in full accordance with Guinea law known as the 1986 petroleum code, and it being considered by the National Assembly of Guinea for special action of being codified as a new law in and of itself.  Our position on the 2006 PSC has been affirmed by a legal opinion issued from our counsel in Guinea as we disclosed in our 8K filed on April 16, 2007. All of this is positive for Hyperdynamics Corporation. Additionally, the world demand for oil has remained strong and it appears to be in a multi-year mega trend. Also, the west coast of Africa is expected to remain one of the hottest areas in the world for exploration. For these reasons we believe that the value of the concession has greatly increased over the last several months. Thus, management is somewhat perplexed and is looking into possible reasons for the recent drop in our stock price.

 As part of their political process the Guinea government has decided, as is entirely their prerogative, to send the 2006 PSC to the National Assembly to be considered for a special status of a “project of law”.  Concerning the actions of the government surrounding this political process, in early May, there was some propaganda generated in Guinea which found its way, unfortunately, into incorrect and misleading news articles. This triggered the Company to make a correcting news release and file an 8K on April 16, 2007. We felt we needed to do our best to correct this misinformation. The National Assembly’s working political process for this major contract status known as a “project of law” is a process whereby the Guinea government informs its people of the benefits of the government’s contracts. It also allows law makers to understand the major contracts themselves so that they can make new laws that can positively affect the people in the future. In our case, the 2006 PSC also has a special contract provision under article 5.1 whereby certain terms, conditions, and rights of the contract will change. Those changes are discussed thoroughly in our legal opinion filed in the 8K on April 16, 2007. For the National Assembly to pass or not pass a “project of law” on our contract has no bearing on the legality or enforceability of the contract. While the legality of the contract is not affected by passing a “project of law”, management may see a need to review the farm-out process and adopt to any changes that may be brought about if it indeed passes and other certain actions explained in previous filings occur as well.

During the quarter, the Government of Guinea changed their Ministers and the President appointed a new Prime Minister, Lansana Kouyaté.  Our Vice President of Guinea Affairs, Famourou Kourouma returned to Guinea to put the Company’s unique public relations plan into action.  In summary, this plan includes television commercials, news articles, educational seminars, radio advertising, press conferences, and being available to explain our exploration work as requested by each and every branch of government in Guinea. Based on our work including this extensive public relations campaign, we have been continually educating the Guinea people of the significant truths of the value that Hyperdynamics has brought to Guinea including the potential for discovering their offshore petroleum resources. All during this quarter, European sourced petro-politics has mounted an attack of misinformation and propaganda. Our organization has become quite experienced in working in Guinea and has successfully set the record straight on numerous occasions. On May 8, 2007, Famourou Kourouma reported to us that RTG television and radio in Guinea aired a press conference with the President of the National Assembly, his honorable, Aboubacar Somparé.  As reported by Mr. Kourouma, during the press conference, Mr. Somparé answered several direct questions, effectively setting the record straight regarding the 2006 PSC and at the same time he expressed strong support for Hyperdynamics and the benefits of our oil contract. He explained to the press that Hyperdynamics has been the only company in the last thirty years significantly working on oil exploration to the benefit of Guinea. He explained that we were the only company in the world willing to take the risk and do the necessary work, at a time when no one else would. He further explained, that because we were a public company and were required to disclose our progress publicly, many companies have come to Guinea and tried to sabotage and interfere with Hyperdynamics’ concession. He expressed his strong feeling that this was wrong and would not be allowed as it is against Guinea law. Finally, he mentioned that the propaganda emanating from various factions trying to get into the Hyperdynamics concession were promoting that it was time to divide the area into smaller blocks. His honorable Somparé pointed out that it was far too early to divide the area into smaller blocks and that when it was time to do that, because of the unselfish work we historically performed, he trusted Hyperdynamics to help Guinea accomplish that task.  Based on our work and the clear support of President of the National Assembly, we believe that there is a very good chance that the National Assembly will pass the 2006 PSC as a “project of law” designation.  We view this as extremely positive for the political process in Guinea and that this will bring Hyperdynamics closer even yet in working with Guinea and the people there. Regardless of the passage of a “project of law”, Hyperdynamics will continue its work stepping forward methodically to fulfill the requirements of the 2006 PSC.

In January we implemented a farm-out procedure whereby oil companies under confidentiality agreements have been invited into our offices for private presentations.  While we established a general time line of expected participation resulting ultimately in farm-out proposals, we have realized a significant variance in the specific timing of each interested company. Early on, companies either moving out of Africa or not pursuing additional investment there came to light quickly and they were de-listed as possible farm-in partners. Other potential partners expressed significant interest in us contacting them for possible minority participation as we get further down the road with our exploration work.  Still again, several companies told us that they didn’t currently have the capacity to consider any new projects at this time due to prior budgetary and bandwidth restraints. These companies asked us to stay in touch and keep them apprised of our progress and check back with them towards the end of 2007.   Some of our prime candidates who declined meetings earlier this year are now scheduled to come in for presentations and just as many more have expressed a desire to schedule a meeting soon.  Finally, numerous companies have attended one or more meetings concerning our farm out opportunity and are in the process of making presentations to their top management about the Hyperdynamics’ farm-in opportunity. We believe there is a growing and significant chance that our opportunity fits the strategy of one or more of these oil companies. We will continue with this process as planned. In addition we have recently begun discussing the possibility for a joint venture with one or more financial partners.

In October, we engaged Global SanteFe's Applied Drilling Technologies to evaluate resources in the country of Guinea that can support the needs of offshore drilling operations. We have recently received their comprehensive study. The contents of the study will be revealed in the context of future related work and drilling programs and may be discussed in more detail in our next annual report. We feel this work will help shorten the time to begin drilling a well for us or any of our partners by at least six to nine months. This report is also part of the information that we are making available to potential partners that we have confidentiality agreements with.

During the fourth quarter to end June 30, 2007, we are evaluating the acquisition of additional production in Louisiana to add to our existing operations in a profitable manner.  As part of our business plan we are still working toward cash flow from operations domestically while we continue the major exploration project offshore Guinea internationally.  Also, management will continue to diligently pursue our farm-out program for offshore Guinea and simultaneously begin laying out the next work program. Finally, on a prospective note, we are considering programs to enhance shareholder value. Such ideas being discussed include the possibility of having a rights offering as well as giving consideration for creating a royalty trust pertaining to the Guinea concession for the benefit of our shareholders.

Results of Operations

Reportable segments
Hyperdynamics has two reportable segments: SCS Corporation ("SCS") and its Louisiana operations ("HYDR"). SCS is engaged in oil and gas exploration activities offshore Guinea, West Africa. Additionally, it provides seismic data transcription and management services to support its activities and to external customers. The seismic data work is performed in the USA. HYDR is engaged in oil and gas exploration and production activities in Louisiana, USA; it also provides oilfield services to external customers. Hyperdynamics evaluates performance based on profit or loss from operations. The reportable segments are managed by separate management teams, who are evaluated based on their segment's performance.

The following table summarizes certain balance sheet data as of March 31, 2007 and June 30, 2006 and income statement data about Hyperdynamics' reportable segments and corporate overhead for the three months and Nine months ended March 31, 2007 and 2006:

	SCS	HYDR	Corporate	Total
Segment assets
As of March 31, 2007	$4,288,000	$505,000	$1,963,000	$6,756,000
As of June 30, 2006	4,175,000	457,000	3,671,000	8,303,000

Nine months ended March 31, 2007
Revenues from external customers	-	780,000	-	780,000
Depreciation, depletion and amortization - oil and gas properties	-	68,000	-	68,000
Depreciation - administration	18,000	-	22,000	40,000
Loss from operations	(2,151,000)	(493,000)	(2,921,000)	(5,565,000)
Expenditures for long-lived assets	81,000	66,000	131,000	278,000
Three months ended March 31, 2007
Revenues from external customers	-	113,000	-	113,000
Depreciation, depletion and amortization - oil and gas properties	-	23,000	-	23,000
Depreciation - administration	8,000	-	10,000	18,000
Loss from operations	(896,000)	(273,000)	(937,000)	(2,106,000)
Expenditures for long-lived assets	5,000	11,000	13,000	29,000

Nine months ended March 31, 2006
Revenues from external customers	-	329,000	-	329,000.
Depreciation, depletion and amortization - oil and gas properties	-	192,000	-	192,000
Depreciation - administration	22,000	-	17,000	39,000
Loss from operations	(517,000)	(1,636,000)	(2,021,000)	(4,174,000)
Expenditures for long-lived assets	76,000	401,000	8,000	485,000
Three months ended March 31, 2006
Revenues from external customers	-	134,000	-	134,000
Depreciation, depletion and amortization - oil and gas properties	-	143,000	-	143,000
Depreciation - administration	8,000	-	8,000	16,000
Loss from operations	(181,000)	(441,000)	(660,000)	(1,282,000)
Expenditures for long-lived assets	3,000	50,000	4,000	57,000

Geographical Information
All revenues are currently derived from domestic sources. All long-lived assets are located in the USA and in Guinea.

Nine months ended March 31, 2007 compared to nine months ended March 31, 2006

Louisiana Operations ("HYDR")

Oil and Service Revenue totaled $780,000 for the nine months ended March 31, 2007. The breakdown consists of $716,000 in oil revenues and $64,000 in service revenues compared to $329,000 in oil revenue and $0 service revenue for the nine months ended in March 2006. The increase in oil revenue of 117% or $387,000 is attributable to rework of wells, equipment upgrades and better work control procedures, which resulted in less downtime and higher oil production. The increase in service revenue of $64,000 is attributable to service work performed for third parties.

Lease Operating Costs for the nine months ended March 31, 2007 and 2006 were $204,000 and $489,000, respectively. The decrease of 58% or $285,000 is due to an equipment upgrade which reduced costs, maintenance and more cost-efficient procedures.

Severance Taxes for the nine months ended March 31, 2007 and 2006 were $83,000 and $21,000 respectively. The increase of 295% or $62,000 is due to an increase in oil revenues.

Other Operational Costs for the nine months ended March 31, 2007 and 2006 were $559,000 and $932,000, respectively. The decrease of 40% or $373,000 is due to the improved efficiency and work control procedures, and decrease in well workover requirements.

Our depreciation, amortization and depletion expense for oil and gas properties for the nine months ended March 31, 2007 and March 2006 was $68,000 and $192,000, respectively.

Selling, General and Administrative expenses for the nine months ended March 31, 2007 and 2006 were $359,000 and $331,000, respectively, representing a increase of $28,000 or 8%. The main factors contributing to the increase are: 1) an increase in insurance expenses of $10,000; 2) an increase in salaries, payroll taxes and other taxes of $62,000; 3) a decrease in bad debt expense of $159,000 due to an lower of a reserve required against on our joint interest billing; 4) an increase in legal expenses of $98,000 related to the various lawsuits. We also experienced a net increase of $17,000 in rent, utilities and other administrative expenses.

We realized a gain on sale of fixed assets of $8,000 for the nine months ended March 31, 2007 and $0 in 2006. We also realized gain on settlement of obligation of $28,000 in March 31, 2007 and $0 in March 2006.

Our Loss from operations for the nine months ended March 31, 2007 from this segment was ($493,000) in comparison to ($1,636,000) in March 31, 2006. The decrease of 70% or $1,143,000 is due to the factors discussed above.

Our expenditure for long-lived assets for the nine months ended March 31, 2007 was $66,000 compared to $401,000 in the nine months ended March 31, 2006. The net decrease of 83% or $335,000 is attributable to equipment upgrades and improvements on production facilities.

Guinea and Seismic Data Management ("SCS")

We had no revenues during the nine months ended March 31, 2007 and 2006. We signed a Production Sharing Contract (PSC) with the Republic of Guinea on September 22, 2006 and we are currently focusing on our drilling and exploration plans in the concession delineated in the PSC.

We have processed a portion of the data that we have the right to market in order to provide samples of the data to our prospects. When we sell the right to use this data, we will receive a fee and we will also be compensated for processing the data that we sell.

Other Operational Costs for the nine months ended March 31, 2007 and 2006 was $17,000 and $50,000 respectively. The decrease of $33,000 is due to a reduction in expenses related to data management.

Selling, General and Administrative expenses for the nine months ended March 31, 2007 and 2006 were $2,116,000 and $445,000, respectively. The increase of 375% or $1,671,000 is due to the following factors: 1) increase in employee salaries of $105,000; 2) an increase in office rent and utilities of $17,000; 3) an increase in insurance and auto expenses of $12,000; 4) an increase in travel expenses of $168,000; 5) an increase in consulting expenses related to the marketing farmout packet and professional expenses related to the Guinea concession as well as security for employees in Guinea of $845,000; 6) an increase in public relations, television, media and broadcast coverage in Guinea of $31,000; 7) an increase in office supplies and equipment expenses of $32,000, and 8) an increase of $461,000 in employee stock equity based compensation.

Depreciation and amortization on administrative properties for the nine months ended March 31, 2007 and 2006 was $18,000 and $22,000, respectively.

Based on the factors discussed above, our loss from operations for the nine months ended March 31, 2007 and 2006 from this segment was $2,151,000 and $517,000, an increase of 316% or $1,634,000.

Expenditures for long lived assets for the nine months ended March 31, 2007 and 2006 were $81,000 and $76,000, respectively. The increase is attributable to the addition of our new office in Guinea and purchases of office furniture, equipment and leasehold improvements.

Corporate Overhead

Selling, General and Administrative expense for the nine months ended March 31, 2007 and 2006 were $2,899,000 and $2,001,000, respectively. The increase of 44% or $898,000 is attributable to the following: 1) new employee hires and increase in employee salaries and payroll taxes of $218,000; 2) increase in public relations and investor relations of $161,000; 3) increase in stock based compensation expense of $1,013,000. 4) increase in fees related to SEC reporting and registration in the American Stock exchange of $7,000; and 5) an increase in office supplies and other administrative expenses of $101,000; 6) an increase in professional expense of $38,000 and 7) an increase in insurance and auto expense of $14,000. We also experienced a decrease of $654,000 based on 1) office rent and utilities of $83,000; 2) bank charge expenses of $4,000; 3) travel expenses of $70,000; 4) professional expenses of $16,000 and 5) consulting and other fees of $481,000.

Depreciation and amortization on administrative properties for the nine months ended March 31, 2007 and 2006 was $22,000 and $17,000, respectively.

Based on the factors discussed above, our loss from operations for the nine months ended March 31, 2007 and 2006 was $2,921,000 and $2,021,000, respectively, a decrease of 44% or $900,000.

Gain on settlement of lease for the nine months ended March 31, 2007 and 2006 is $28,000 and $135,000, respectively.

Interest Expense for the nine months ended March 31, 2007 and 2006 is $1,326,000 and $1,314,000, respectively. The increase of $12,000 arises from the convertible note debenture financing in 2006.

Our expenditures for long lived assets for the nine months ended March 31, 2007 and 2006 were $131,000 and $8,000, respectively. The increase is due to acquisitions of fixed assets and leasehold improvements in our new office.

Three months ended March 31, 2007 compared to three months ended March 31, 2006

Louisiana Operations ("HYDR")

Oil Revenue for the three months ended March 2007 and 2006, were $113,000 and $134,000, respectively. The decrease of 15% or $21,000 is attributable to a mechanical failure and subsequent crude oil spill on two properties, and an extensive rework program was performed further reducing the number of wells producing at consistent levels.

Lease Operating Costs for the three months ended March 31, 2007 and 2006 were $81,000 and $36,000, respectively. An increase of 126%, or $45,000, is due to the well rework costs and a crude oil spill and cleanup.

Severance Taxes for the three months ended March 31, 2007 and 2006 were $13,000 and $5,000 respectively.

Other Operational Costs for the three months ended March 31, 2007 and 2006 was $170,000 and $195,000, respectively. The decrease of 13% or $25,000 is attributable to the improved efficiency in other operational costs and a decrease in well work-over requirements.

Our depreciation, amortization and depletion for oil and gas properties for the three months ended March 2007 and 2006 was $23,000 and $143,000, respectively.

Selling, General and Administrative expenses for the three months ended March 31, 2007 and 2006 were $99,000 and $196,000 respectively, a decrease of $97,000 or 40%. The change includes a decrease in bad debts of $177,000, a decrease in insurance expenses of $19,000, and an increase in other expenses of $44,000. We also experienced an increase of $55,000 in salaries and payroll taxes, professional fees, office and other administrative expenses.

Based on the factors discussed above, our loss from operations for the three months ended March 31, 2007 from this segment was $273,000 in comparison to $441,000 in March 31, 2006, a decrease of $168,000 or 38%.

Our expenditure for long-lived assets in the three months ended March 2007 was $11,000 compared to $50,000 in March 2006. The decrease of $39,000 or 78%.

Guinea and Seismic Data Management ("SCS")

We had no revenues during the three months ended March 31, 2007and 2006.

Other Operational Cost for the three months ended March 31, 2007 and 2006 was $5,000 and $32,000, respectively. The decrease of $27,000 or 85% is due to a reduction in expenses related to data management.

Selling, General and Administrative expenses for the three months ended March 31, 2007 and 2006 were $883,000 and $141,000, respectively. The increase of 528% or $742,000 is due to the following factors: 1) an increase of $762,000 in salaries, payroll taxes and equity based compensation, increase in public relations, professional and consulting expenses related an extensive media and journalistic coverage, 2) an increase of $29,000 in rent and utilities, property taxes, office supplies and other administrative costs and 3) a decrease in travel and insurance expenses of $49,000.

Depreciation and amortization of administrative properties for each of the three months ended March 31, 2007 and 2006 was $8,000.

Based on the factors discussed above, our loss from operations for the periods ended March 31, 2007 and 2006 from this segment was ($896,000) and ($181,000), respectively, an increase of 395% or $715,000.

Expenditures for long lived assets for the three months ended March 31, 2007 and 2006 was $5,000 and $3,000, respectively. The increase is attributable to the addition of our new office in Guinea and purchases of office furniture, equipment and leasehold improvements.

Corporate Overhead

Selling, General and Administrative expenses for the three months ended March 31, 2007 and 2006 were $928,000 and $654,000, respectively. An increase of 42% or $274,000 is attributable to the following: 1) new employee hires and increases in officer salaries and payroll taxes and other taxes of $50,000; 2) insurance and other taxes $14,000; 2) increase in public relations and investor relations and professional expenses of $168,000; 3) increase in stock based compensation expense of $73,000, and 4) increase in auto expenses, office expenses, postage and other administrative costs of $54,000. We also experienced a decrease of $85,000 in office rent and utilities expenses, travel expenses, bank charges and consulting expenses.

Depreciation and amortization on administrative properties for the three months ended March 31, 2007 and 2006 was $10,000 and $8,000, respectively.

Based on the factors discussed above, our loss from operations for the three months ended March 31, 2007 and 2006 was $937,000 and $660,000, respectively, an increase of 42% or $277,000.

Our expenditures for long lived assets for the three months ended March 31, 2007 and 2006 was $13,000 and $4,000 respectively. The increase is due to acquisitions of fixed assets and leasehold improvements in our new office.

Liquidity and Capital Resources

Our ratio of current assets to current liabilities (current ratio) was .92 to 1 at March 31, 2007, 1.04 to 1 at March 31, 2006. Our current ratio improves and declines historically with financings completed as we raise capital and fund our ongoing exploration operations. Overall our ratios improve as we are continuing to gradually reduce our net cash used in operating activities with goals in the future to cash flow the company from domestic operations except for the major exploration investment offshore Guinea. Historically we have raised capital to continue to finance the work required by our oil and gas exploration contract in Guinea and also to fund any operating deficits. It is the operating deficits that we are working to reduce and turn into a positive. While we dropped in our Louisiana revenues during the quarter due to having wells shut down for required work over, we expect revenues to be back up this quarter and as such, our cash operating deficit is expected to be reduced going forward.

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

In November 2005 we executed an investment agreement and received a commitment from Dutchess Private Equities Fund II, LP (Dutchess) to fund up to $20,000,000 in equity at 95% of the market price. We have approximately 6 million shares remaining that we can issue to raise capital from this equity line. The amount ultimately raised by the financing will be determined strictly by the stock price at each point in time the equity line is used. We have not used our equity line since May of 2006 when we closed three convertible debentures totaling $6 million in financing with Cornell Capital. As of the date of this filing, all but $2 million of this Cornell financing has been converted to equity at a fixed floor price of $2 per share. Should the stock price not be over $2 per share, we could be required to pay approximately $175,000 plus 10% per annum interest, per month in debt service. To date, we have not had to pay any debt service on this financing other than interest.

Because SCS has significant work requirements to accomplish in the future we have put a multiple strategy in place including our recently announced farm-out program to attract oil company partners to join our exploration efforts. Our strategy includes that each prospective partner would pay a license fee to get the opportunity to study our proprietary data offshore Guinea. These license fees are expected to be material to us and could enhance our liquidity and capital resources significantly.

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

Management is confident in its ability to raise additional capital under more conventional financing structures, but we also believe that ultimately we will be able to secure oil and gas working interest partners to fund and carry significant portions of the capital investment burden. As we have discussed in the press, we have implemented a farm-out program offshore West Africa. This program is expected to provide material license fees to the company. Also, with or without partners, we feel that we can successfully finance our required work programs through an equity financing plan, through 3 rd party royalty or working interest partners, or a combination of both.

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

Item 4. Controls and procedures

Our Chief Executive Officer and our Chief Financial Officer, have concluded that our disclosure controls and procedures are appropriate and effective. They have evaluated these controls and procedures as of the end of the period covered by this report on Form 10-Q. There were not any changes in the our internal controls or in other factors that could affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to deficiencies and material weaknesses.

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by of Rule 13a-15 or Rule 15d-15 of the Exchange Act that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

ITEM 1. Legal Proceedings

Dixon Financial Services

We included a disclosure for this case in our 10-Q for the period ended December 31, 2006. In the current period, we report the following clarification regarding our financial exposure and potential for recovery of damages upon completion of the appeal process: Pursuant to the agreement between Dixon and Hyperdynamics, a judgment was entered in Dixon's favor against Hyperdynamics (See “contractual limitation” below). The amount of this judgment may be sought by Hyperdynamics against Knollenberg, in addition to Hyperdynamics' damages as found by the jury and it attorneys fees. While proceeding with an appeal of the case, Hyperdynamics and Dixon will be working cooperatively to collect such monies as may be available from or through Knollenberg on the jury verdict and judgment. However, there remains a “contractual limitation’ for any possible required payment from Hyperdynamics to Dixon whereby Dixon Financial has agreed that it will not abstract or otherwise seek to enforce the judgment, except in the event that the appeal is unsuccessful. In that case though, as long as the appeal process is completed, and if the appeal is unsuccessful, we and Dixon Financial have agreed that we will pay only the sum of $240,000 payable in the amount of $10,000 per month for a period of 24 months. Should the appeal be successful, Hyperdynamics would expect to receive damages including but may not be limited to all of its legal expenses since this case began which could be as easily much or more than $500,000 in recovery for Hyperdynamics. Thus, the potential financial downside for Hyperdynamics regarding this litigation is to pay the cost of the appeal and if the appeal is unsuccessful, we would be required to pay $10,000 per month to Dixon for 24 months and then our total obligation would be completed at that point. If we win the appeal, we owe nothing more to Dixon and could receive substantial damages and attorney’s fees paid back to us.

 USOil Corporation.

We included a disclosure for this case in our 10-Q for the period ended December 31, 2006. In the current period, we report the following material development: it is anticipated that based upon recent discovery responses by the Defendant and soon to be completed additional discovery that this case will be resolved in our favor in light of the new agreement signed by us directly with the Republic of Guinea.

 Trendsetter Investors, LLC

We included a disclosure for this case in our 10-Q for the period ended December 31, 2006. In the current period, we have several material developments. The Court has ruled on our Motion to Dismiss and dismissed Christopher Watts as a defendant and dismissed several of the Plaintiffs’ causes of action narrowing the focus of the case. Discovery has begun including the production of documents and the beginning of depositions. The case has been put on the trial docket for February 29, 2008. Counterclaims have been filed. It is anticipated the case will be sent to mediation per the standard procedures in Federal Court.

Manning, Moore, Long

We included a disclosure for this case in our 10-Q for the period ended December 31, 2006. In the current period, we have several material developments. Key party depositions have been completed and additional witness depositions are anticipated. A Motion for Summary Judgment was filed and at the hearing the judge put the motions on hold being of the opinion they were premature pending further discovery. It is anticipated the case will be sent to mediation per the rules of the court.

ITEM 1A. Risk Factors

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

Risks about the Oil and Gas Industry

OIL AND GAS PRICES ARE VOLATILE.

Our revenues, cash flow, operating results, financial condition and ability to borrow funds or obtain additional capital depend substantially on the prices that we receive for oil and gas production. Declines in oil and gas prices may adversely affect our financial condition, liquidity, ability to obtain financing and operating results. Lower oil and gas prices also may reduce the amount of oil and gas that we can produce economically. High oil and gas prices could preclude acceptance of our business model. Depressed prices in the future could have a negative effect on our future financial results. Historically, oil and gas prices and markets have been volatile, with prices fluctuating widely, and they are likely to continue to be volatile. Prices for oil and gas are subject to wide fluctuations in response to relatively minor changes in supply and demand, market uncertainty and a variety of additional factors that are beyond our control. These factors include:

-	the domestic and foreign supplies of oil;

-	the level of consumer product demand;

-	weather conditions;

-	political conditions in oil producing regions, including the Middle East.

-	the ability of the members of the Organization of Petroleum Exporting Countries to agree to and maintain oil price and production controls;

-	the price of the foreign imports;

-	actions of the governmental authorities;

-	domestic and foreign governmental regulations;

-	the price, availability and acceptance of alternative fuels;

-	overall economic conditions.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

In April 2007, we issued 25,000 shares of restricted common stock to a consultant for services rendered. The services were valued at $40,000. This transaction was made in reliance upon exemptions from registration under Section4(2) of the Securities Act. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Securities Act and setting forth the restrictions on the transferability and the sale of the securities. No underwriter participated in, nor did we pay any commissions or fees to any underwriter, in this transaction. This transaction did not involve a public offering. The investor had knowledge and experience in financial and business matters that allowed them to evaluate the merits and risk of receipt of these securities. The investor was knowledgeable about our operations and financial condition.

In April 2007, we issued options to purchase 50,000 shares of common stock to a consultant as compensation. These options have an exercise price of $5.00 per share and expire three years from the vesting date. These transactions were made in reliance upon exemptions from registration under Section 4(2) of the Securities Act. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Securities Act and setting forth the restrictions on the transferability and the sale of the securities. No underwriter participated in, nor did we pay any commissions or fees to any underwriter, in these transactions. These transactions did not involve a public offering. The investors had knowledge and experience in financial and business matters that allowed them to evaluate the merits and risk of receipt of these securities. The investors were knowledgeable about our operations and financial condition

ITEM 4 Submission of Matters to a Vote of Security Holders

On March 6, 2007, the company held its annual shareholder meeting (1) to elect five members of the Board of Directors to serve for one-year terms and (2) to ratify the selection of Malone and Bailey, PC as our Independent Auditor for the fiscal year ended June 30, 2007. The directors who were elected are Kent Watts, Harry James Briers, Harold A. Poling, Albert F Young, and L. Gene Stohler.

The results of the voting by Item are as follows:

ITEM 1:

With respect to election of Directors of the Company:

Director Name	Number of Affirmative Votes	Number of Votes Withheld

Kent Watts	60,462,854	326,132

Harry James Briers	60,458,214	330,772

Harold A. Poling	60,436,664	352,322

Albert F. Young	60,478,764	310,222

L. Gene Stohler	60,475,144	313,842

ITEM 2:

With respect to Ratification of Selection of Malone & Bailey, PC as the Company's Independent Auditors for the Fiscal Year ended June 30, 2007

Number of Affirmative Votes	Number of Negative Votes	Abstentions

60,552,043	150,769	83,993

ITEM 6 Exhibits
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
(Registrant)

By: /s/ Kent Watts
Kent Watts, Chairman of the Board,
Chief Executive Officer

Dated: May 15, 2007

By: /s/ Steven M. Plumb
Steven M. Plumb,
Chief Financial Officer and
Principal Accounting Officer

Dated: May 15, 2007