Form 10-Q/A
period 2006-12-31
HYPERDYNAMICS CORP
filed 2007-05-22
CIK 937136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

This Form 10-Q Amendment No. 1 reflects the following changes: (1) the Company has added the signature of the principal accounting officer to the signature page of Amendment No. 1; and, (2) the Company has revised the disclosures related to Controls and Procedures.

This Amendment No. 1 amends only the information described above, and has not been updated to reflect events, results or developments that have occurred after the Original Filing.

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

Item 4. Controls and procedures

Our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are appropriate and effective. They have evaluated these controls and procedures as of the end of the period covered by this report on Form 10-Q. There were not any changes in our internal controls or in other factors that could affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to deficiencies and material weaknesses.

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

Dated: May 22, 2007

By: /s/ Steven M. Plumb
Steven M. Plumb,
Chief Financial Officer and
Principal Accounting Officer

Dated: May 22, 2007