Form 10-K
period 2007-06-30
HYPERDYNAMICS CORP
filed 2007-09-28
CIK 937136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2007
or
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF 1934

For the transition period from ___________  to ____________________

Commission File Number 001-32490

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
☐Yes                      ☒No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐Yes                      ☒No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13  or  15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period  that the registrant was required to file such reports), and (2) has been subject  to  such  filing  requirements  for  the  past  90 days.
☒Yes                      ☐No

Indicate by check mark  if  disclosure of delinquent filers pursuant to Item 405 of Regulation  S-K  is  not  contained  in  herein, and  will not be contained, to the best of the registrant’s knowledge , in  definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or  any  amendment  to  this  Form  10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated  filer.
Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule  12-b-2  of  the  Exchange  Act)
☐Yes                      ☒No

As of December 29, 2006, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $99,174,742 based on the closing sale price as reported on the American Stock Exchange.  We had 55,520,371 shares of common stock outstanding on September 28, 2007.

AVAILABLE INFORMATION

We are currently subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We file periodic reports, proxy materials and other information with the Securities and Exchange Commission (the “Commission”). In addition, we will furnish stockholders with annual reports containing audited financial statements certified by our independent accountants and interim reports containing unaudited financial information as may be necessary or desirable. We will provide without charge to each person who receives a copy of this report, upon written or oral request, a copy of any information that is incorporated by reference in this report (not including exhibits to the information that is incorporated by reference unless the exhibits are themselves specifically incorporated by reference). Such request should be directed to: Kent Watts, Hyperdynamics Corporation, One Sugar Creek Center Blvd., #125, Sugar Land, Texas 77478, voice: (713) 353-9400, fax: (713) 353-9421. Our Web site is  www.hypd.com  .

We provide free of charge on our Web site our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable.

The Web site of the Commission is www.sec.gov.  That website contains reports, proxy and information statements and other information regarding issuers that file electronically with the Commission. Visitors to the Commission's Web site may access such information by searching the EDGAR database.

INFORMATION ABOUT
FORWARD-LOOKING STATEMENTS

Some of the statements contained in this report, including, without limitation, statements containing the words “believes,” “anticipates,” “expects,” and other words of similar import, are “forward-looking statements.” Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance, or achievements expressed or implied by forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on forward-looking statements.

Part I

Item 1.  Business

General Introduction

Hyperdynamics Corporation is among the most unique emerging independent oil and gas exploration and production companies in the world today.  We own exclusive rights for exploration and exploitation of oil and gas in a 31,000 square mile concession off the coast of the Republic of Guinea in West Africa.   This is the largest offshore acreage position of any company involved in exploration and production in West Africa.  We entered the oil and gas industry in 2002 under difficult economics with the price of oil at less than $20 per barrel. We nevertheless considered the hydrocarbon potential in Guinea, West Africa to be a good opportunity and we made a proposal to Guinea, which was accepted, to perform a new regional study of their offshore territory The worldwide demand for oil has increased over the last several years and is anticipated to continue to increase.  We are continuing our exploration work with a goal to enhance our potential to discover world class reserves offshore Guinea.

In addition to our Guinea concession, we hold working interests in several oil and gas properties in Northeast Louisiana.  At June 30, 2007, we had 25,133 BOE of proven reserves related to these Louisiana properties.  In addition, on July 1, 2007, we acquired an 85% working interest in approximately 20 producing wells and 1,150 acres of oil and gas leases in Louisiana.  These properties are subject to overriding royalty interests of up to 27.46%. In addition, the seller, who will remain the operator of the properties, retained a 15% working interest. However, Hyperdynamics will pay 100% of the working interest expenses up to $4,000,000. We plan to continue acquiring and developing proved reserves on a global basis

We operate two business segments, domestic and international, under the structure of five separate corporations as follows:

HDY	“Hyperdynamics Corporation” is the parent company listed on the American Stock Exchange under the stock symbol “HDY”.

HYDR
“HYD Resources Corporation” is a subsidiary that handles all of our oil and gas operations in Louisiana. HYDR owns a work-over rig and oil field maintenance equipment. HDY owns 100% of HYDR.  HYDR is our business segment that explores for and produces oil domestically in Louisiana.

TPC	“Trendsetter Production Company” is an authorized oil and gas operator in Louisiana. TPC is owned 100% by HYDR and is in our HYDR business segment.

SCS
“SCS Corporation” is a subsidiary engaged in oil and gas exploration activities located offshore Guinea, West Africa. HDY owns 100% of SCS. “SCS” is the name of a business segment of HDY that is composed of our oil and gas exploration activity in Guinea.

SCSG
“SCS Corporation Guinee SARL” is a Guinea limited liability company located in Conakry, Guinea. We own 100% of SCSG, which was formed to manage the business associated with SCS's farmed out 2002 Oil and Gas Production and Sharing Contract and the 2006 PSC discussed below with the government of the Republic of Guinea.  SCSG is owned 100% by SCS and is part of our SCS business segment operating in Guinea.

Guinea Production Sharing Contract

On September 22, 2006, after approximately thirteen months of open and transparent negotiations, the Republic of Guinea and our wholly owned subsidiary, SCS Corporation signed a new 2006 Production Sharing Contract (“2006 PSC”). This new contract reset the entire exploration program for Guinea and recognized SCS Corporation for the work it had accomplished since 2002.  The contract was filed as an exhibit attached to the company's 8K filed on September 28, 2006.

The 2006 PSC gives us exclusive rights to explore and develop approximately 31,000 square miles off the coast of Guinea. However, certain provisions of the contract would require us to surrender 64% (approximately 20,000 square miles) of the contract area upon the passage of a “Project of Law”, a Presidential Decree and a Supreme Court ruling.  The area ultimately surrendered would be selected by Hyperdynamics, but we would retain a priority non-exclusive right to participate in the development of the surrendered contract area. Although the PSC is a legally binding contract under Guinea’s 1986 Petroleum Code, the process of passing a law, obtaining a Presidential Decree and a Supreme Court ruling effectively codifies the PSC into Guinea law, thereby strengthening our concession within the contract area. Furthermore, we expect, through the priority rights granted in the PSC, to continue our participation in the surrendered contract area and still have exclusive rights to the remaining 36% (approximately 11,000 square miles)of the contract area. Until the passages of the events mentioned above, we retain the exclusive right to explore and exploit 100% of the 31,000 square mile concession. As such, we expect to continue aggressively pursuing our exploration efforts within the concession.

To explain in more detail, the minimum rights that we will maintain going forward include:

a)
Exclusive rights for exploration, development, and production for approximately 11,000 square miles of our choosing from the total contract area consisting of 31,000 square miles. All benefits and obligations surrounding these minimum exclusive rights are determined by the provisions of the 2006 PSC; and

b)
Non-exclusive right to participate in any other development of the area not retained  by us in (a) above or in the area which exclusive rights are surrendered and which totals approximately 20,000 square miles from the original contract area of 31,000 square miles. The ultimate benefits to us regarding these rights could be controlled by several factors. We could negotiate additional contracts on a priority basis or participate with others on an equal basis, both of which could be controlled by new agreements that we negotiate.

Thus, if and when any surrender occurs as explained above, the non-exclusive priority participation rights do not prevent us from acquiring additional exclusive rights in the surrendered area directly from Guinea on a priority basis through additional contracts. Short of entering into any additional exclusive contracts, we will have the priority right to participate on an equal basis with anyone else within the resulting 20,000 square mile nonexclusive area.

The Exclusive Rights allow us to develop the exclusive contract area at our discretion and expense subject to the terms and conditions of the 2006 PSC. Some of the major terms to the 2006 PSC are that the Royalty to the Government will be 10%. The cost recovery percentage available to us will be 75%. The exploitation period(s) for each area specified as an exploitation area will be for 25 years with two ten year automatic extensions available for a total of 45 years. Each well in the exploitation area will have its own exploitation period. .  Refer to item 2 for additional information.

Primary Multi-Channel Exploration Strategies

Our business plan incorporates a multi-channel approach to exploring and developing our extensive contract area. We will continue on our own to perfect drilling targets and ultimately implement a drilling program on one or more of our targets.  Simultaneously, we will continue to consider the possibility for exploration partners to work with us on all or parts of our concession.  While we have used geological and geophysical talents of consulting firms such as GeoExperts and GlobalSanteFe’s Applied Drilling Technologies, we are currently in the process of hiring internal staff to match up with the development requirements of our world class asset. While our internal exploration team is coming together, Geoexperts is providing staff on a contractual basis. Geoexperts consultants include individuals that have the experience of developing hundreds of successful offshore drilling targets in over 40 major basins around the world.  Going forward, our geo-scientists will fulfill our work programs and develop scientifically sound drilling targets.

While on an ongoing basis we intend to maintain an open invitation to oil companies as possible partners for joint exploration and development, we are not relying on such partnerships to move our exploration efforts forward.  As indicated by our multi-channel business plan strategy, we recognize that certain Guinea industries (such as the aluminum industry) are dependent on natural gas and we are evaluating special programs to help accelerate natural gas discovery within our concession.

Political Climate, US Interests, and Social Responsibility in Guinea

We have made substantial investments in our Guinea operations through our wholly-owned subsidiary SCSG, which was established in 2005. In addition, our Chief Executive, Kent Watts, and our Vice President of Guinea Affairs, Famourou Kourouma have made substantial social investments to establish goodwill among the Guinea people and its government.  Our board of directors has recognized a serious need for making investments in socially responsible programs benefiting the people of Guinea.  We have implemented a public relations program to educate the Guinea people and its government about the importance of their petroleum resources and our role in helping Guinea realize the benefits from exploiting these resources. Guinea is an emerging democracy and it has unique social, political and economic challenges.  Public opinion strongly influences the political decision-making process.    Therefore, our public relations and social programs will remain a strong strategy to maintain a positive public opinion about us in Guinea.

While we see a need for strong public relations and socially responsible programs we have also worked very hard to develop a close working relationship with our government and the US embassy in Guinea.   We have worked with the outgoing Ambassador Jackson McDonald and now we are beginning to work with the newly appointed Ambassador Phillip Carter.  We communicate with the State Department of the US government so that they are fully informed as to our legal position, contractual rights, and any potential problems that arise. Additionally, in the last several months, we have begun the process of raising awareness among government officials in the US congress about our efforts and our potential to discover world class oil resources offshore Guinea. To achieve that end, we engaged the firm of Patton Boggs as our lobbyist firm in Washington DC. The lobbying firm has assisted us in coordinating our efforts to interface with the government of Guinea with those of the United States.

Current and Future Exploration Programs Off the Coast of Guinea

On August 22, 2007, we announced our 2007 work program, which includes the new acquisition and study of: aeromagnetic and gravity survey data; additional 2-D seismic survey data; and the acquisition and analysis of onshore oil seeps.  We have acquired approximately 5,000 kilometers of proprietary 2-D seismic data from previous exploration programs that occurred in 2002 and 2003.  Our key technical contractor, GeoExperts, studied this data and many other proprietary studies during 2006 and 2007. Most importantly, and of great value, is that these studies comprise the largest knowledge base in existence concerning the Guinean Offshore.  The 2007 program is expected to build substantially on this technical foundation.  The 2007 forward exploration program is an important step toward fulfillment of the first period work requirements under the 2006 PSC. This work period requires us to acquire, process, and interpret new seismic in a scientific process to result in exploration well targets we are ready to drill.  We have been studying the available data with members of the international petroleum community and will continue to work to better identify and confirm the numerous hydrocarbon plays and leads, with the ultimate goal of defining drillable prospects. At the beginning of the 2007 exploration program the possible plays and leads identified included the Guinea-Bissau salt province, shelf carbonate build-ups, Paleozoic tilted fault blocks, Mesozoic half grabens, deltas and turbidites along with tertiary channel sands.

Our geoscientists believe that the path to identifying actual drilling targets will include the acquisition of both new 2-D and 3-D seismic data and subsequent processing and interpretation of this data. In the next month, the 2007 exploration program will culminate with a design for this seismic acquisition program that is based on all of the foundation of technical knowledge we have obtained thus far. From this data acquisition program design, we can move aggressively forward towards our goal of an exploratory drilling program.

New Producing Properties Purchased in Louisiana

On July 1, 2007, pursuant to the Working Interest Purchase Agreement between Rabb Resources Limited, Rabb Contracting Company, LLC, Claude L. Rabb (collectively, RABB”), and our subsidiaries HYDR and TPC, we acquired an 85% working interest in approximately 20 producing wells and 1,150 acres of oil and gas leases in Louisiana.  The purchase was effective June 12, 2007.  The properties purchased under this agreement are subject to overriding royalty interests of up to 27.46%. In addition, the seller, who will remain the operator of the properties, retained a 15% working interest. However, Hyperdynamics will pay 100% of the working interest expenses, including work-over and new development costs, up to $4,000,000.  Subsequent working interest expenses are shared according to the working interest.

When we purchased the RABB leases the daily production was approximately 40 to 50 barrels per day. By the end of October we project that daily gross production will reach approximately 130 to as high as 200 barrels per day solely from the RABB leases, and without drilling new wells on those leases. We are continuing to work to increase this production and working to reach these goals and then maximize our lease production from there.

While the company continues to explore its major asset offshore West Africa, we continue our strategy to increase the company’s production revenues to provide positive cash flow from operations, cover corporate overhead, and allow the company to make a profit on an operating basis.

History of the Company's Concession Offshore the Republic of Guinea, West Africa

In early 2002, SCS management began to evaluate the viability of an oil and gas concession off the coast of The Republic of Guinea, West Africa (“Guinea”). After SCS's review of older seismic data collected from that concession, we decided that the concession provided a good business opportunity. We negotiated various agreements to revitalize the exploration work in the region. We are currently operating under the 2006 PSC.   From the inception of our involvement in Guinea beginning in 2002, we, in conjunction with certain key vendors, have accomplished critical exploration work including:

(1)	a 1,000 kilometer 2-D seismic data shoot, the processing of the seismic data acquired, and the evaluation of that data and data that had been acquired in the past.
(2)	a 4,000 kilometer 2D seismic data shoot, the processing of the seismic data acquired, and the evaluation of that data and data that had been acquired in the past.
(3)	Acquisition and geochemical analysis of core samples from the concession area, performed by TDI – Brooks and a satellite seeps study performed by Infoterra
(4)	Third party interpretation and analysis of our seismic data, performed by PGS
(5)	Reconnaissance within Guinea to evaluate drilling infrastructure, support services, and the operating environment, performed by Applied Drilling Technologies (Global Santa Fe)

History of HYDR's Domestic Oil Field Service and Production

In April 2004, we acquired HYD Resources Corporation. At the time of the acquisition, HYD Resources Corporation had approximately $375,000 worth of oil field equipment and other assets. HYD Resources Corporation also had no prior history of operations. HYD Resources Corporation currently engages in oil and gas exploration and production, and services within the United States. Thus far, all of our activity is in Louisiana.

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

In the last fiscal year, we have endeavored to improve our operating efficiency through improvements to production infrastructure and service capability. During this same time, we sold approximately 21,142 barrels of oil as compared to 14,091 barrels in the previous fiscal year.  The increased volume is attributable to workover of existing wells and improvements to the lease infrastructure.

Going forward HYDR plans to continue performing work to improve its production on its existing leaseholds and drill new development wells on these leases to most fully exploit the production potential. We are also evaluating new opportunities such as acquiring additional shallow production acreage in areas that have previously or are currently producing oil, drilling new wells on acquired properties, re-completing wells that have produced in the past, and updating the related production facilities associated with those wells.

Employees and Independent Contractors

We currently have 23 full time employees and two part time employees. Additionally, we use independent contractors to minimize fixed overhead. No employees are represented by a union. We believe that our labor relations are good.

Alliance Partnerships, Key Vendors and Technical Certifications

Our oil industry vendors include the following:

Spectrum Geophysical Processing Company (“Spectrum”) provides professional data processing services. Spectrum is a member of a UK registered group of companies providing seismic data processing, nonexclusive surveys and electronic data management services to a wide range of international clients. Spectrum has its headquarters in Woking, England, with operational centers in Houston and Cairo.

Petroleum Geophysical Services (“PGS”) provides seismic acquisition and independent data interpretation services. PGS provides a broad range of seismic and reservoir services, including data acquisition, processing andinterpretation. PGS operates on a worldwide basis with headquarters in Oslo, Norway..

TDI-Brooks International (“TDI”) provides geochemical core analysis of our concession.  TDI is the recognized leader in offshore surface geochemical exploration and heat flow measurement.

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

GeoExperts has access to expert geoscientists and engineers who can assist clients in the interpretation and evaluation of any hydrocarbon play in any part of the world. Through their expertise and years of experience gained through working with major oil and gas fields on every international and domestic province, the GeoExperts' experts have the knowledge and skills to interpret seismic, well and engineering data. They can quickly evaluate all the key factors controlling all hydrocarbon plays and field developments.

IHS Energy provides a comprehensive suite of information services to the oil and gas industry – from well and production data to economic and consulting products and services. Energy segment services and solutions support oil and gas professionals as they evaluate subsurface issues related to geology, technology, and reserves potential, and as they assess the economic impact of political, fiscal and environmental risks. IHS helps its customers make informed decisions quickly, while managing and understanding the risks associated with finding and producing oil and gas. With 17 technical teams positioned worldwide and proficiencies in 42 languages, IHS covers the petroleum industry in over 90 countries.

Competition.

Many companies and individuals engage in drilling for gas and oil and there is competition for the most desirable prospects. We will encounter intense competition from other companies and other entities in the sale of our oil and gas. We could be competing with numerous gas and oil companies which may have financial resources significantly greater than ours. The quantities of oil and gas that we may produce and deliver may be affected by factors beyond our control, such as the inability of the wells to deliver at the necessary quality and pressure, premature exhaustion of reserves, changes in governmental regulations affecting allowable production and priority allocations, and price limitations imposed by federal and state regulatory agencies.

Key Customers.

During the fiscal year, oil production from our Louisiana properties was purchased by two customers, Plains Marketing LLC and Shell Trading. In September 2006, we entered a contract with Shell Trading to be the sole purchaser of our oil production in Louisiana.  Louisiana Office of Conservation rules prohibit us from maintaining more than one purchaser at any given time.

Research and Development.

We do not expend a material amount on research and development.

Cost of Compliance with Environmental Laws.

Because we are engaged in extracting natural resources, our business is subject to various Federal, state and local provisions regarding the environment. Compliance with environmental laws may, in certain circumstances, necessitate significant capital outlays, affect our earnings potential, and cause material changes in our current and proposed business activities. At the present time, however, the environmental laws do not materially hinder nor adversely affect our business. Capital expenditures relating to environmental control facilities have not been prohibitive to our operations since our inception. There was a cleanup that occurred in January of 2007 as a result of an oil transfer line rupture on one of our leases in Concordia Parish Louisiana. The cost of the cleanup and remediation was covered by insurance. We have abided by and are in compliance with all applicable environmental laws.

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

Risks About Our Business

GEOPOLITICAL INSTABILITY.

We conduct business in Guinea, which is in a region of the world where there have been recent civil wars, revolutionary wars, and internecine conflicts. Although Guinea is a peaceful nation, external or internal political forces could potentially create a political or military climate that might cause a change in political leadership or the outbreak of hostilities. Such a change could result in our having to cease our Guinea operations and result in the loss or delay of our rights under the PSC.

GEOPOLITICAL POLITICS.

We entered into a 2006 Production Sharing Contract with the Republic of Guinea. The government of the Republic of Guinea could unlawfully terminate this contract.

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

WE DEPEND ON OIL AND GAS INDUSTRY VENDORS AND MAY NOT BE ABLE TO OBTAIN ADEQUATE SERVICES.

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

PRICE OF OIL AND GAS MARKET RISK

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

WE MAY NOT BE ABLE TO RAISE THE REQUIRED CAPITAL TO CONDUCT OUR OPERATIONS; EQUITY LINE OF CREDIT.

We may require additional capital resources in order to conduct our operations. If we cannot obtain additional funding, we may make reductions in the scope and size of our operations. In order to grow and expand our business, and to introduce our services to the marketplace, we will need to raise additional funds. We have an equity line of credit. We have made seven puts on the equity line of credit since February 2006 in the aggregate amount of $1,370,075. At September 28, 2007, the remaining amount available for us to draw down on the equity line of credit is $18,629,925. The equity line of credit expires in February 2009, after which we will not be able to draw down on the equity line of credit even if has not been fully utilized by us. The Cornell agreements limit our use of the equity line of credit. Whether as a result of the Cornell Agreements or as a result of our discretion, between now and February 2009, we may not have drawn down the full $18,629,925 currently available in the equity line of credit.

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

As of June 30, 2007, approximately 9,084,482 shares of our common stock were restricted shares, and we have outstanding warrants and options to purchase 11,722,782 shares of our common stock. If these options and warrants are exercised, the underlying shares will ultimately become subject to resale pursuant to Rule 144. We do not know when or if these options will be exercised. In the event that a substantial number of these shares are offered for sale in the market by several holders, the market price of our common stock could be adversely affected.

OUR MANAGEMENT CONTROLS A SIGNIFICANT PERCENTAGE OF OUR CURRENT OUTSTANDING COMMON STOCK; THEIR INTERESTS MAY CONFLICT WITH THOSE OF OUR SHAREHOLDERS.

Our Directors and Executive Officers and their affiliates collectively and beneficially own or control approximately 19% of our voting power (including stock, warrants, options and Series B Preferred Stock). This concentration of voting control gives our Directors and Executive Officers and their respective affiliates substantial influence over any matters which require a shareholder vote, including, without limitation, the election of Directors, even if their interests may conflict with those of other shareholders. It could also have the effect of delaying or preventing a change in control of or otherwise discouraging a potential acquirer from attempting to obtain control of us. This could have an adverse effect on the market price of our common stock or prevent our shareholders from realizing a premium over the then prevailing market prices for their shares of common stock.

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

IMPACT OF THE EQUITY LINE OF CREDIT

As we draw down on the equity line of credit, our common stock will be purchased at a discount to the then market price. Sales of such common stock could cause the market price of our common stock to decline. The lower our stock price at the time we exercise draw down on the equity line of credit, the more shares we will have to issue. If our stock price decreases, then our existing stockholders would experience greater dilution.

OUR STOCK PRICE IS HIGHLY VOLATILE AND YOU MAY LOSE SOME OR ALL OF YOUR INVESTMENT.

Trading prices of our common stock may fluctuate in response to a number of events and factors, such as:

-	general economic conditions changes in interest rates;

-	conditions or trends in the oil and gas business;

-	fluctuations in the stock market in general and market prices for oil and gas companies in particular;

-	quarterly variations in our operating results;

-	new products, services, innovations, and strategic developments by our competitors or us, or business combinations and investments by our competitors or us;

-	changes in environmental regulation;

-	changes in our capital structure, including issuance of additional debt or equity to the public;

-	additions or departures of our key personnel;

-	corporate restructurings, including layoffs or closures of facilities;

-	stock market analyst reports, news and speculation.

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

Item 1B  Unresolved Staff Comments

None.

Item 2 Properties

Description of Oil and Gas Properties--Foreign.

We are engaged in oil and gas operations. In West Africa, offshore Guinea, we are engaged in oil and gas geophysical exploration. We have not yet performed any drilling off the coast of Guinea.

In 2002 we obtained a 100% interest in a Production and Sharing Agreement (“2002 PSA”) with the Republic of Guinea.  The 2002 PSA was framed out to SCS on December 10, 2002. The 2002 PSA gave exclusive rights for exploration and production across the concession of 16 million acres. We conducted all of our work from 2002 until June 27, 2005 under the 2002 PSA and our work led up to our request for a drilling permit. The permit was not immediately issued as expected in July of 2005, as claims were made by USOil, the former farmout partner,  stating the 2002 PSA was terminated. This resulted in us filing a lawsuit against USOil (See the Legal Disclosure for USOil Corporation). At the request of the Government of Guinea, we negotiated a production sharing contract directly between SCS Corporation and the Republic of Guinea. After over 14 months of work directly with the Government of Guinea, SCS and Guinea entered into a new 2006 Production Sharing Contract (2006 PSC) directly with Guinea. As of the filing of this report, we have exclusive rights to explore, develop, and produce approximately 31,000 square miles (approx. 20,000,000 acres) of Guinea's offshore territory. This concession contains shallow, medium depth and deep water potential. All time frames to achieve our exploration work according to the 2006 PSC begin with the effective date of September 22, 2006.

The minimum remaining term of our new 2006 PSC with Guinea is described as follows: The first exploration period is for two years with two automatic one year extensions available for a total of four years for the first exploration period.  In the first exploration period we are required to acquire, evaluate, and analyze 2D or 3D seismic with an estimated minimum expenditure of $10 million.  The second exploration period starts after the end of the first and is four years long with an automatic extension of four years for a total of eight years. In the second exploration period we are required to acquire additional 2D or 3D seismic, evaluate it and analyze it with an estimated minimum cost of $6 million and drill two exploration wells for an estimated minimum cost of $15 million to $20 million each and minimum well depth of 2,500 meters from the surface of the water.  Fulfilling the work obligation in all cases exempts us from fulfilling any minimum expenditure obligation. We have the right to perform the second exploration period work such as drilling in the first exploration period and such work will accrue to the requirements in the second exploration period.  Once we determine an area to be capable of commercial production, SCS can secure as many “Exploitation Areas” it can find in a shape defined by us.  Each Exploitation Area, defined as a contiguous block surrounding a discovery, shall be 500 square kilometers in size. Each Exploitation Area is held for 25 years but if we show the area can still produce we will get two additional extensions for 10 years each so the total exploitation period becomes effectively 45 years.  Each well has its own exploitation period that starts when it begins producing.

Upon the government entering our new contract into government law, as described under article 5.1 and 5.2 of the new 2006 PSC, we will surrender our exclusive rights under this contract area to approximately 20,000 square miles of the 31,000 square miles.  Our revised contract area with respect to this new contract will govern an area of our choosing totaling approximately 11,000 square miles of the original 31,000 square mile concession.  At that time, should this occur we will have another category of asset whereby we retain priority rights of participation to this 20,000 square mile area and all the work requirements above will pertain specifically to the exclusive rights area we choose of approximately 11,000 square miles. The priority rights of participation are expected to be defined during any surrender process should it actually occur.

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

Description of Oil and Gas Properties--Domestic.

Beginning in 2004, in Louisiana (onshore), we started drilling for and produced oil. During that time we also started drilling for gas, sometimes in the same borehole as was drilled for oil. As of June 30, 2007, we drilled in Louisiana an aggregate of eight wells, and reworked eight shut in wells that predate our acquisition of the leases.

Our domestic energy operations are conducted by our business segment HYD Resources (“HYDR”). HYDR.  operates and develops oil properties and provides incidental drilling and workover internally. HYDR has approximately 314 acres of land under lease for oil and gas development. Of this total, leases held by production total approximately 234 acres. The leases held by production include the Kelly lease in La Salle Parish, in which we own 100% working interest, and two Magee Smith leases in Concordia Parish, in which we own 100% working interest.

Effective July 1, 2007, we acquired working interest of more than 1,100 acres of leasehold property. These properties are operated by a third party and are described in the business section.

Reserves Reported To Other Agencies.

We did not report any estimates of total, proved net oil or gas reserves to any other federal authority or agency.

Production.

The average sales price (including transfers) per unit of oil produced in fiscal 2007 was $68.23 per barrel.

Lifting Costs.

The average production cost (lifting cost) per barrel of oil produced in fiscal 2007 was $30.19 per barrel. We expect this cost to decrease as additional production is brought online.

Productive Crude Oil Wells and Natural Gas Wells.

The number of productive crude oil and natural gas wells in which we held an interest as of June 30, 2007 was as follows:

June 30, 2007	(1) Gross	(2) Net
Crude Oil Wells:

United States
Onshore	5	5

International:

Guinea
Offshore	0	0
Total	5	5

(1)Productive wells are producing wells and wells capable of production. A gross well is a well in which a working interest is owned. The number of gross wells is the total number of wells in which a working interest is owned.

(2)A net well is deemed to exist when the sum of fractional ownership working interests in gross wells equals one. The number of net wells is the sum of the fractional working interests owned in gross wells expressed as whole numbers and fractions thereof. One or more completions in the same borehole are counted as one well in this table.

Acreage.

The developed and undeveloped acreage (including both leases and concessions) that we held as of June 30, 2007 are as follows:

	Developed Acreage (1) (2)		Undeveloped Acreage (2) (3)
Location	Gross Acres	Net Acres	Gross Acres	Net Acres
United States
Onshore

Louisiana	234	234	80	80

Foreign
Offshore

Guinea	0	0	20,251,000	20,251,000
Total	234	234	20,251,080	20,251,080

(1)Developed acreage is acreage spaced or assignable to productive wells.

(2)A gross acre is an acre in which a working interest is owned. A net acre is deemed to exist when the sum of fractional ownership working interests in gross acres equals one. The number of net acres is the sum of the fractional working interests owned in gross acres expressed as whole numbers and fractions thereof. Undeveloped acreage is considered to be those leased acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of crude oil and natural gas regardless of whether or not such acreage contains proved reserves.

(3)Included within undeveloped acreage are those leased acres (held by production under the terms of a lease) that are not within the spacing unit containing, or acreage assigned to, the productive well so holding such lease.

Net Exploratory and Development Wells.

The following table sets forth, as of June 30, 2007, the number of net exploratory and development wells we drilled in the fiscal year ended June 30, 2007. An exploratory well is a well drilled to find and produce crude oil or natural gas in an unproved area, to find a new reservoir in a field previously found to be productive of crude oil or natural gas in another reservoir, or to extend a known reservoir. A development well, for purposes of the following table is a well drilled within the proved area of a crude oil or natural gas reservoir to the depth of a stratigraphic horizon known to be productive. The number of wells drilled refers to the number of wells completed at any time during fiscal 2007, regardless of when drilling was initiated. Completion refers to the installation of permanent equipment for the production of crude oil or natural gas, or in the case of a dry hole, to the reporting of abandonment to the appropriate agency.

	Net Exploratory Wells				Net Development Wells
Year Ended June 30, 2007	Productive (1)		Dry (2)		Productive (1)		Dry (2)
	US	Int'l	US	Int'l	US	Int'l	US	Int'l

		0	0	0	0	0	0	0
___________________________

(1)	A productive well is an exploratory or development well that is not a dry hole.

(2)	A dry hole is an exploratory or development well determined to be incapable of producing either crude oil or natural gas in sufficient quantities to justify completion as an oil or gas well.

Drilling In Progress

At June 30, 2007, there was no drilling in progress.

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

Description of Physical Facilities--Description of Admjinistrative Office Property.

Our executive and administrative offices are located at One Sugar Creek Center Blvd., Suite 125, Sugar Land, Texas 77478 where we lease 6,752 square feet of space. The lease term was amended to 87 months commencing on August 1, 2006. We had a 3 month free rent period.  We prepaid 3 months of rent and gave the landlord a $75,000 letter of credit for 24 months to secure the cost of the build-out. The letter of credit will be released on October 31, 2007. The monthly rent is $11,816 per month. The build-out was completed in August 2006.

Item 3 Legal Proceedings

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

This suit alleged breach of contract, negligence and other causes of action for failure to deliver 574,500 shares of our common stock to Dixon Financial Services upon the expiration of certain trading restrictions.  Prior to the transfer, although always owned in certificate form by Dixon, these shares were held in a nominee name.  However, prior to being able to deliver common stock certificates in Dixon’s name as free trading shares, the Erin Oil Exploration parties, filed a lawsuit and obtained a temporary restraining order preventing the transfer of the shares.  The restraining order was obtained on the affidavit of the lawyers for the Erin Oil parties.  The Erin Oil parties and their attorneys alleged that these shares were subject to certain claims they had against other persons.  We demonstrated that these shares were not subject to the Erin Oil parties’ claims and the temporary injunction was removed as to us.  However, our stock transfer agent continued to refuse to transfer the shares based on threats and other comments made by the Erin Oil parties’ attorneys.  As a result, the transfer of the shares into Dixon’s name was delayed more than three months.  During this period, the share price declined from $7.00 per share to slightly more than $1.00 per share.

Both Dixon Financial and the company brought claims against the Erin Oil parties and their legal counsel for their wrongful conduct in preventing the transfer of the shares.  As a defense the Erin Oil parties’ legal counsel asserted a litigation privilege under Texas law.  Based on this assertion, the Erin Oil parties and their legal counsel filed motions for summary judgment.  The trial court granted all such motions for summary judgment.

Our transfer agent, Fidelity Transfer, claimed that it was not subject to jurisdiction in Texas on the Dixon claims.  In addition, we determined that Fidelity Transfer was not solvent for purposes of any judgment against it in this matter.  Fidelity Transfer is no longer a party to this lawsuit at this time, but we have a formal agreement allowing us to pursue recovery against Fidelity Transfer at a later time.

At the end of April 2005, we entered into an agreement with Dixon Financial to settle and resolve this litigation.  The agreement provided, among other things, that we would work together with Dixon to appeal the summary judgments.  We agreed to bear the costs of the appeal of those summary judgments.  The agreement further provided that we agree to a judgment in the amount of $2,015,264 for the failure to deliver the shares into the name of Dixon Financial.  Dixon Financial agreed postpone enforcement of the judgment until the appeal process is concluded or the Erin Oil parties are determined not to be liable for any other reason.  Furthermore, by our agreement with Dixon Financial we will pay only $240,000, payable at $10,000 per month for 24 months, if the appeal of the summary judgments is unsuccessful.  If the appeal is successful, we will seek to recover our damages and costs from the Erin Oil parties and their legal counsel.  Any recoveries from the Erin Oil parties or their legal counsel is expected to be from insurance coverage.

The proposed agreed judgment described above was submitted to the court on at least five occasions beginning in May 2005.  In June 2006, the Court issued an order severing some of the Erin Oil parties from the main case so that the summary judgments entered in favor of those parties could be appealed.  That appeal is proceeding.  The remainder of the case against Knollenberg and Erin Oil, as the remaining Erin Oil parties, was tried to a jury in January 2007.  The jury found in favor or Hyperdynamics and Dixon and awarded damages against Knollenberg.  However, at the request of the Erin Oil parties and their counsel, the trial court set aside the jury award and entered a “take nothing” judgment on all issues.  That judgment is now on appeal under our agreement with Dixon.  We believe that our liability to Dixon will not arise, if at all, prior to September 2008.   As of June 30, 2007, we have not recorded an accrual associated with legal fees from this lawsuit because it is our policy to expense legal costs as they are incurred.  Additionally, because we do not consider a loss from this lawsuit to be probable, we have not accrued any losses associated with this legal contingency as of June 30, 2007.

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

We are subject to counterclaims in this Georgia litigation. The counterclaimants allege that Hyperdynamics and its Officers and Directors breached their fiduciary duties to shareholders and committed other tortuous acts. We intend to continue to vigorously pursue damages and defend all counterclaims. Discovery is being primarily focused on jurisdictional issues at this time. During the litigation we have made numerous claims of discovery abuse resulting in certain defendants and defense attorneys involved being sanctioned by the court. They have filed for sanctions against us as well. The court dismissed all non-Georgia defendants. We have filed a notice of appeal of that ruling.

The Georgia Court of Appeals rejected our appeal of the trial court’s order dismissing the non-Georgia defendants because it was not a “final order,” though it was in effect as to the dismissed defendants. The Court of Appeals’ action returned the case to the trial court where a Motion for Reconsideration was filed due to a dramatic change in the law of personal jurisdiction in Georgia. (See Innovative Clinical & Consulting v. First National Bank of Ames, 279 Ga. 672 (2005).) That Motion is still pending and all activity in the case is halted until the trial court rules.

USOil Corporation.

This lawsuit was dismissed in light of very favorable discovery responses from Plaintiff that established our right to proceed under the newly negotiated production agreement with the Guinean Government. However, in August 2007, USOil Corporation re-filed this lawsuit in Ft. Bend County claiming it was the actions or omissions of SCS that caused the 2002 PSA to be cancelled by the Government. We have successfully transferred the case back to the original court in Harris County and will be filing legal motions seeking judgment against USOil in the very near future. Discovery is expected to also start which will show USOil’s allegations to be blatantly false and unfounded. However, all work is currently on hold pending the administrative process of transferring the case from Ft. Bend County to Harris County and reactivating the old court file. In addition to denying all claims in the Answer on file, SCS has also filed a counterclaim seeking damages for frivolous litigation and tortuous interference of a contract.

Trendsetter Investors, LLC and Manning, Moore, and Long

Two cases, styled Trendsetter Investors, LLC, Plaintiff vs. Hyperdynamics Corporation, Trendsetter Production Co., Kent Watts, Michael Watts, Christopher Watts and Harry Briers, Defendants; Civil Action No. H 06-0746; in the United States District Court for the Southern District of Texas, Houston Division and Jack Manning, Sue Manning, Stephen Moore and Geoffrey Long, Plaintiffs versus Hyperdynamics Corporation and Kent Watts, defendants. The suit was filed in the 189th District Court of Harris County, Texas with cause no. 2006-22135 were settled in a single settlement agreement and both cases were dismissed June 2007.  In the Trendsetter case, the Plaintiff alleged Fraud or Deceit in the Sale of Securities, Common Law Fraud, Fraud by Omission and Control Person Liability. Plaintiff seeks unspecified monetary damages.  In the Manning case, the Plaintiffs alleged that they had the pre-emptive right to invest in Hyperdynamics Corporation's common stock.  In conjunction with the settlement agreement,

a)
Trendsetter Investors received warrants to purchase 3,480,000 shares of restricted common stock in Hyperdynamics Corporation exerciseable at $4.00 per share, with a price reset provision that would reduce the exercise price to $2.40 under certain conditions, until June 14, 2017.  The fair value of the warrants as determined using the Black-sholes option pricing model was $8,959,000.

b)	Kent Watts would facilitate an exchange of the warrants for 1,740,000 shares of common stock. Several Hyperdynamics Series B preferred stockholders effected this exchange in June 2007.
c)	Trendsetter conveyed its 30% working interest in certain oil and gas properties it had purchased back to Hyperdynamics.
d)	Geoffrey Long received 30,000 shares of Hyperdynamics common stock valued at the market price on the agreement date of $82,000.
e)	Hyperdynamics agreed to pay $280,000 in cash to Trendsetter Investors, LLC for legal fees.

As of June 30, 2007, Hyperdynamics had issued all the stock and warrants associated with this settlement and had paid $40,000.  A short term note payable for $240,000, the balance of the legal fees that Hyperdynamics had agreed to pay, remained on Hyperdynamics’ balance sheet as of June 30, 2007.  Hyperdynamics paid the note on July 10, 2007.

Item 4 Submission of Matters to a Vote of Securities Holders

None.

Part II

Item 5 Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

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

	High Bid	Low Bid
Fiscal 2007

First Quarter	$2.85	$1.81
Second Quarter	2.96	2.26
Third Quarter	2.23	1.70
Fourth Quarter	3.24	1.48

Fiscal 2006

First Quarter	$2.5700	$0.8700
Second Quarter	2.3700	1.09000
Third Quarter	3.4200	1.6800
Fourth Quarter	3.4200	2.0500

Fiscal 2005

First Quarter	$2.7200	$.7600
Second Quarter	3.5000	2.1700
Third Quarter	3.400	1.7500
Fourth Quarter	3.200	1.990

On September 27, 2007, the last price for our common stock as reported by the AMEX was $2.99 per share. On September 28, 2007, there were approximately 244 stockholders of record of the common stock.

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

Equity Compensation Plan Information

The following table gives aggregate information under all equity compensation plans of Hyperdynamics as of June 30, 2007.

	Equity Compensation Plan Information
	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))

Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	3,159,999	3.96	4,453,311

Equity compensation plans not approved by security holders	942,000	0.27	-0-

Total	4,101,999	3.11	4,453,311

The Stock and Stock Option Plan (the “Plan”) of Hyperdynamics was adopted May 7, 1997 and amended on December 3, 2001 and on January 21, 2005.  The total number of shares issuable under the Plan, as amended, is 10,000,000.   The Board of Directors voted to amend the Plan on May 5, 2007 by extending the expiration date of the Plan from May 7, 2007 to May 7, 2010.

As of June 30, 2006, we had 4,771,597 shares available to be issued or granted pursuant to the Plan. We issued 318,286 shares under the Plan this fiscal year, leaving us with 4,453,311 shares available to be issued or granted pursuant to the Plan as of June 30, 2007.

Under the Plan, options will vest over a five year or other negotiated period and will have a strike price set at the time of grant based on the then current market value of the stock.

Our President has the authority as given by the Board of Directors to negotiate stock option agreements with corporate consultants as well. We presently have warrants to purchase 942,000 shares of common stock which are currently outstanding and were issued pursuant to such agreements at a weighted average price of $0.27 per share.

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

PERFORMANCE GRAPH

The following graph compares the five year cumulative total return of our Common Stock to the cumulative total return on the Amex Oil Index and the Russell 2000 Stock Index.  Our Common Stock commenced trading on the American Stock Exchange on May 5, 2005.  Our Common Stock was previously traded on the OTCBB.  The graph assumes that a $100 investment (Index =100) was made in our Common Stock, the Amex Oil Index and the Russell 2000 Stock Index on June 30, 2002 and that all dividends were reinvested.  The stock performance for our Common Stock is historical and should not be construed as being indicative of future performance.

	Performance Graph Index Data Points

	Fiscal Year Ended June 30,

	2002	2003	2004	2005	2006	2007

Hyperdynamics Corporation	100	348	1,096	1,122	913	1,365
Amex Oil Index	100	86	116	162	210	257
Russell 2000 Index	100	97	128	138	157	180

Item 6 Selected Financial Data

The selected historical consolidated financial data set forth below for each of the years in the five-year period ended June 30, 2007 has been derived from our audited consolidated financial statements. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto included elsewhere in this report.

	Years Ended June 30,
	2007	2006	2005	2004	2003
	(in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Revenues	$1,006	$615	$173	$38	$468
Loss from operations	(20,243)	(5,041)	(4,927)	(3,117)	(2,415)

Basic and diluted loss per common share	$(0.49)	$(0.17)	$(0.13)	$(0.12)	$(0.12)
Weighted average shares outstanding	47,723,298	43,318,773	41,646,844	31,938,926	22,580,526

Balance Sheet Data:
Working capital (deficit)	$4,004	$154	$(1,413)	$1,625	$(1,267)
Capital expenditure	527	517	1,517	2,030	357
Long-term liabilities	133	79	135	726	256
Stockholders' equity	8,726	4,608	3,146	4,660	(317)
Total Assets	$11,480	$8,303	$5,209	$7,283	$1,480

Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operation

CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION

The Company is including the following cautionary statement to make applicable and take advantage of the safe harbor provision of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of, the Company. This annual report on Form 10K contains forward-looking statements. Forward-looking statements include statements concerning plans, objectives, goals, strategies, expectations, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Certain statements contained herein are forward-looking statements and, accordingly, involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitations, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectations, beliefs or projections will result or be achieved or accomplished. In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in the view of the Company, could cause actual results to differ materially from those discussed in the forward-looking statements: the ability of the Company to respond to changes in the oil exploration and production environment, competition, the availability of financing, and, if available, on terms and conditions acceptable to the Company, and the availability of personnel in the future to support its activities and external customers.

Overview

Our corporate mission is to explore for and develop new sources of energy worldwide. On September 22, 2006, our wholly owned subsidiary, SCS Corporation signed a Production Sharing Contract (the “2006 PSC”) with the Republic of Guinea. The 2006 PSC gives us exclusive rights to explore and develop approximately 31,000 square miles off the coast of Guinea. However, certain provisions of the contract require us to surrender 64% (approximately 20,000 square miles) of the contract area upon the passage of a “Project of Law”, a Presidential Decree, and a Supreme Court ruling. We would retain a priority non-exclusive right. to be defined in the future, to participate in the development of the surrendered contract area. Although the PSC is a legally binding contact under Guinea’s 1986 Petroleum Code, the process of passing a law, obtaining a Presidential Decree and a Supreme Court ruling effectively codifies the PSC into Guinea law, thereby strengthening our concession within the contract area. Furthermore, we expect, through the priority rights granted in the PSC, to continue our participation in the surrendered contract area and still have exclusive rights to the remaining 36% (approximately 11,000 square miles) of the contract area. Until the passages of the events mentioned above, we retain the exclusive right to explore and exploit 100% of the 31,000 square mile concession. As such, we expect to continue aggressively pursuing our exploration efforts within the concession.

In December 31, 2006, we traveled to Germany at the invitation of the Guinea Ministry of Mines and Geology and made a presentation to numerous participants from various ministries of the Guinea government. At the meeting, we notified the Guinea Ministry of Mines that we had begun our exploration work pursuant to the requirements of the 2006 PSC with the ultimate goal to begin drilling exploration wells.

In October 2006, we engaged Global SanteFe's Applied Drilling Technologies to evaluate resources in the Country of Guinea that can support the needs of offshore drilling operations. Thus, during the quarter, a team traveled to Guinea to survey the facilities, ports, and capabilities there by six to nine months.

In November 2006, we traveled to Guinea together with our lobbyist, former Secretary of State for African Affairs, Herman Cohen. We met with numerous ministers of the Guinea government in meetings whereby they publicly gave support for our contract. We addressed the National Assembly in the presence of the President of the National Assembly of Guinea, Mr. Aboubacar Somparé. Our trip was highly publicized in Guinea and was carried extensively on Guinea's national RTG television.

While we were in Guinea, our geoscientists at our corporate offices prepared for the farm-out program, which was announced in January 2007. We launched a program to provide the opportunity for oil companies to license and study our proprietary data and then submit proposals to us later this year. We have now begun presentations to companies under confidentiality agreements.

As previously discussed, we signed the 2006 PSC on September 22, 2006. This contract is substantially better than the previous 2002 PSC agreement. In addition, the 2006 PSC is in full accordance with Guinea law known as the 1986 petroleum code, and it is being considered by the National Assembly of Guinea for special action that ultimately would codified the 2006 PSC as a new law in and of itself as we disclosed in our 8K filed on April 16, 2007. All of this is positive for Hyperdynamics Corporation. Additionally, the world demand for oil has remained strong and the west coast of Africa is expected to remain one of the most active areas in the world for exploration. For these reasons we believe that the value of the concession has greatly increased over the last several months.

As part of their political process the Guinea government has decided, as is entirely their prerogative, to send the 2006 PSC to the National Assembly to be considered for a special status of a “project of law”.  The National Assembly's working political process for the “project of law” is a process whereby the Guinea government informs its people of the benefits of the government's contracts. It also allows law makers to understand the major contracts themselves so that they can make new laws that can positively affect the people in the future. In our case, the 2006 PSC also has a special contract provision under article 5.1 whereby certain terms, conditions, and rights of the contract will change.  For the National Assembly to pass or not pass a “project of law” on our contract has no bearing on the legality or enforceability of the contract. While the legality of the contract is not affected by passing a “project of law”, management may see a need to review the farm-out process and adapt to any changes that may be brought about if it indeed passes and other certain actions explained in previous filings occur as well.

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

	Year ended June 30,
	2007	2006	2005
	(in Thousands)
Revenues
SCS	$-	$-	$3
HYDR	1,006	615	170
Total Revenues	$1,006	$615	$173

Results of Operations --- Louisiana Operations (“HYDR”)

Comparison for Fiscal Year 2007 and 2006

Revenues.   Our revenue for the year ended June 30, 2007 was $1,006,000 in comparison to $615,000 in 2006. This represents an increase of 64% or $391,000. The increase is due to equipment upgrades and less downtime, which resulted in higher production of oil and gas. The revenues for 2007 are derived from oil and gas production of $908,000 and $98,000 in oilfield services, compared to $615,000 in oil and gas production and $0 in oilfield service work in 2006. We expect to derive most of our future revenues from oil and gas production with incidental oilfield service revenue as good business opportunities arise.

Lease operating costs for the year ended June 30, 2007 was $387,000 in comparison to $657,000 in 2006.  This represents a decrease of 42% or $270,000 due to upgrade in equipment resulting in better maintenance and higher performance.

Severance tax for the year ended June 30, 2007 was $104,000 in comparison to $65,000 in 2006. This represents an increase of 60% or $39,000.  Severance tax varies directly with production revenues.

Our depreciation, depletion and amortization from Oil and Gas Properties was $162,000 and $116,000 for the years ended June 30, 2007 and 2006, respectively. This represents a decrease of 40% or $46,000.   The decrease is attributable to past sales of oilfield equipment, which reduced the periodic depreciation charge.

Other operational costs for the year ended June 30, 2007 was $725,000 in comparison to $922,000 in 2006.  This represents a decrease of 21% or $197,000 due to decrease in expenses related to repairs and maintenance, tools and yard costs, field work labor and decrease in number or field employees.

Settlement expense for the year ended June 30, 2007 was $8,870,000 and $0 in 2006.  We were sued by an investor in working interest in some of our oil and gas properties.  Pursuant to the settlement agreement, we issued 3,480,000 warrants to purchase our common stock at an adjusted exercise price of $2.40 per share. The expenses are calculated using the fair value of the warrants as of the date they were granted as estimated by the Black-Scholes option pricing model and based upon $2.40 exercise price.

Our selling, general and administrative expense decreased 2%, or $17,000, from $608,000 to $591,000 for the years ended June 30, 2006 and June 30, 2007, respectively. The change is due to a decrease in administrative expenses.

Our loss from operations from this segment was ($9,835,000) and ($1,753,000) for the years ended June 30 2007 and 2006, respectively.

Other income and expenses decreased by $180,000. The decrease is due to two main factors.  We repurchased working interest in some oil and gas properties in 2006 at a loss of $370,000.  This was a one time charge.  Additionally, we had a loss on disposal of assets of $96,000 in 2007, whereas in 2006 we recognized a gain on sales of assets of $89,000.

Comparison for Fiscal Year 2006 and 2005

Revenues.   Our revenue for the year ended June 30, 2006 was $615,000 compared to $170,000 in 2005. This represents an increase of 262% or $445,000. The revenues increased due to higher oil prices and increase in production. The revenues for 2006 are all derived from oil and gas production. The revenues in 2005 include $52,000 from oil and gas revenues and $118,000 from oilfield service work..

Lease operating costs for the year ended June 30, 2006 was $657,000 in comparison to $265,000 in 2005.  This represents an increase of 147% or $392,000.  This increase is attributable to start up costs.

Severance tax for the year ended June 30, 2006 was $65,000 in comparison to $6,000 in 2005. This represents an increase of 983%, or $59,000, due to increase in production revenues.

Our depreciation, depletion and amortization expense was $116,000 and $77,000 for the years ended June 30, 2006 and 2005, respectively. This represents a decrease of 51% or $39,000 due to increase in purchases of field equipment assets.

Other operational costs for the year ended June 30, 2006 totaled $922,000 in comparison to $956,000 in 2005.   This represents an insignificant decrease of 3% or $34,000.

Our selling, general and administrative expenses increased 63%, or $235,000, from $374,000 to $609,000 for the years ended June 30, 2005 and June 30, 2006, respectively. The breakdown for these expenses in 2006 includes $4,000 in selling expenses, $60,000 of administrative payroll costs, an establishment of a reserve for bad debt on uncollectible working interest billing of $233,000, professional fees of $172,000 due to legal expenses stemming from various lawsuits filed by our working interest partner, insurance expenses of $43,000 and office and administrative expenses of $97,000.  In comparison, the breakdown for these expenses in 2005 includes $133,000 of payroll costs, professional fees of $62,000, insurance costs of $77,000, bad debt expense of $34,000 and office and administrative expense of $68,000. Thus, the main factors contributing to the $234,000 change are: a $74,000 decrease in payroll costs, a $199,000 increase in bad debt expense and an $109,000 increase in professional fees. We also experienced a gain of $34,000 from the settlement of our lease agreement for our previous office space.

Our loss from operations from this segment was ($1,754,000) and ($1,508,000) for the years ended June 30 2006 and 2005, respectively.

Other expense was $370,000 and $0 for the years ended June 30, 2006 and 2005, respectively. The increase is due to the working interest buyback.

Results of Operations --- Guinea And Seismic Data Management (“SCS”)

Comparison for Fiscal Year 2007 and 2006

Revenues.  There were no revenues for the years ended June 30, 2007 and 2006.   We have focused on the acquisition and interpretation of seismic data for our concession in Guinea.

Other operational costs were $8,000 and $62,000 for the years ended June 30, 2007 and 2006, respectively.  The decrease of 87%, or $54,000, is due to reduction of expenses incurred on the evaluation of a potential project not related to our Guinea concession.

Selling, General and Administrative Expenses.

Our selling, general and administrative expenses were $2,825,000 and $732,000 for the years ended June 30, 2007 and 2006, respectively. This represents an increase of 286% or $2,093,000.

The increase in selling, general and administrative expenses is attributable to increases in various areas including salaries, equity based compensation, rent and utilities, travel expenses, professional expenses and consulting expenses.   Salary expense increased 180% or $246,000 from $133,000 in 2006 to $384,000 in 2007 due to increase in officer salaries and increased allocation of salaries from corporate office in connection with work on the Guinea concession.  Equity based compensation of $461,000 was incurred in 2007, whereas no such compensation occurred in 2006. Office rent and utilities increased 18% or $31,000 due an additional office set up in Guinea.  Travel expenses to West Africa in connection with the Guinea concession increased 171%, or  $198,000, from $116,000 in 2006 to $314,000 in 2007.  Professional  expenses increased by 165% or $182,000 because of legal expenses relating to the Guinea concession and lawsuit. Consulting, advertising and public relations expenses increased by 526% or $837,000 from $159,000 in 2006 to $996,000 in 2007, due to expenses related to government relations, lobbyist, geoscientists and geophysical consulting services and contract officers fees.  General expenses increased by $138,000 due to increase in office supplies and other administrative expenses compared to $33,000 during the years ended  June 30, 2007 and 2006, respectively.

Our depreciation decreased 16% or $5,000, from $31,000 down to $26,000 for years ended June 30, 2006 and 2007, respectively, due to retirement and disposal of assets.

Loss from Operations. Based on the factors discussed above, our loss from operations from this segment increased by 246%, or ($2,034,000), for the year ended June 30, 2006 to ($825,000) to ($2,859,000) for the years ended June 30, 2007 and June 30, 2006, respectively.

Comparison for Fiscal Year 2006 and 2005

Revenues.  Our revenues for the years ended June 30, 2006 and 2005 were $0 and $3,000, respectively. We receive occasional revenues from tape transcription and seismic data processing services. We do not actively pursue revenues of this nature and they occur very irregularly.

Other operational costs  were $62,000 and $80,000 for the years ended June 30, 2006 and 2005, respectively. This represents a decrease of 29% or $18,000 due to reduction of employee and non Guinea farm-out expenses.

Selling, General and Administrative Expenses.

Our selling, general and administrative expenses were $732,000 and $424,000 for the years ended June 30, 2006 and 2005, respectively. This represents an increase of 73% or $308,000.

We experienced an increase of $391,000 in the following general and administrative expenses: 1) An increase of $71,000 or 113% in salary expenses from $63,000 to $133,000 for the years ended June 30, 2005 and 2006, respectively, due to the hiring of our new SCS Vice President of Guinea Affairs and increased allocation of salaries from corporate office in connection with work on the Guinea concession; 2) An increase of $48,000 or 70% on travel expenses to Africa in connection with the Guinea concession from $68,000 to $116,000 for the years ended June 30, 2005 and 2006, respectively;  3)  Professional and consulting expenses increased of 2600% or $260,000 attributable to legal and consultation expenses relating to the Guinea concession; 4) Increase in auto, bank and other administrative expenses of $12,000 from $6,000 to $18,000 for the years ended June 30, 2005 and 2006, respectively. We experienced a decrease of $82,000 of which our selling expenses decreased $46,000 to $0 for the years ended June 30, 2005 and 2006, respectively. A decrease of $36,000 on rent, insurance and other office expenses $231,000 down to $195,000 for the years ended June 30, 2005 and 2006, respectively. The decrease is attributable to the following: 1) A decrease of $14,000 on rent and utilities expenses from $179,000 to $165,000 for the years ended June 30, 2005 and 2006, respectively. This decrease is attributable to the settlement of our lease from our old office. Our new office lease agreement decreased our monthly rent payments and usage on electricity;  2) Insurance expenses decreased $11,000 from $24,000 to $13,000 for the year ended June 30, 2005 and 2006 respectively, due to reduction of staff; 3) Office supplies and expenses decreased $11,000 from $20,000 to $9,000 for the year ended June 30, 2005 and 2006, respectively, due to decrease in repairs and maintenance on our office equipments and reduction of purchases on supplies.

Our depreciation increased 10% or $3,000, from $28,000 to $31,000 for year ended June 30, 2005 and 2006, respectively, due to additional assets in place at our new office in Guinea, West Africa.

Loss from Operations. Based on the factors discussed above, our loss from operations from this segment increased by 56%, or ($296,000), for the year ended June 30, 2006 to ($825,000) from ($529,000) for the year ended June 30, 2005.

Other Items.

Our interest expense decreased 100% due to no retirement on preferred stock or no redemption of option by investor and no loss occurred on debt retirement for the year ended June 30, 2006. Our

We also experienced a gain of $67,000 from the settlement of our lease agreement for our previous office space.

Results of Operations --- Corporate Overhead

Comparison for Fiscal Year 2007 and 2006

Settlement expenses for the year ended June 30,2007 was $249,000 and $0 in 2006.

Consulting - related party expenses for the year ended June 30, 2007 was $4,240,000 and  $284,000 in 2006.  This represents an increase of $3,956,000 or 1392% due to the grant of 1,500,000 warrants with an exercise price of $4.00 per share. We record the expense of equity based compensation using the fair value of the warrants as of the date they were granted as estimated by the Black-Scholes option pricing model and based upon $4.00 exercise price.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased by $870,000 or 40%, from $2,158,000 to $3,028,000 for the years ended June 30, 2006 and 2007, respectively.  The increase is due higher administrative expenses of $1,126,000 offset by a decrease of $255,000 in other general administrative expenses. The increase is attributable to the following:  1) Stock based compensation increased by $369,000 or 273%, from $512,000 to $1,909,000.  The equity instruments were issued to officers, directors and employees and the value was calculated using the Black-Scholes option pricing model. 2) Salaries and payroll taxes increased by $268,000 or 73% from $365,000 to $633,000 due to an increase in employees and wage increases resulting in increased of payroll taxes. 3) Professional expenses increased by $141,000, from $414,000  to $555,000  due to higher legal costs resulting from various lawsuits and an increase in accounting and audit fees; 4) Our general expenses increased by $165,000 or 45% from $365,000 in 2006 to $530,000 in 2007 attributable to increase in American Stock Exchange listing fees, increase in annual shareholder meeting expenses, transfer agent and reporting fees, as well as office relocation, supplies, auto and insurance expenses.  5) Public relations expenses was $183,000 and $76,000 for the years ending June 30, 2007 and 2006, respectively. This represents an increase of $107,000 or 140% attributable to expenses for retaining public relations firm and investor relations. Although there was an increase in expenses, we also experience a decrease in rent and utilities by $69,000 due to reduction in rent and consumption of utilities; Travel decreased by $48,000 due to less travel by directors and officers and bank charges decreased by $5,000 due to increase in funding and consulting of non-related party decreased $134,000.

Depreciation was $31,000 and $19,000 for the years ended June 30, 2007 and 2006, respectively.  The increase is due to addition of assets such as furniture and fixtures.

Other Items.

Gain on settlement of debt was $0 and $34,000 for the years ended June 30, 2007 and 2006 respectively.

Interest expense was $2,982,000 and $1,961,000 for the year ended June 30, 2007 and 2006, respectively. This represents an increase of $1,021,000 or 52% attributable to payments made on our private financing related to a convertible note payable and debenture.

Interest income was $96,000 and $2,000 for the years ended June 30, 2007 and 2006, respectively.  This represents an increase of $93,000 derived from interest received on the cash we received during the year which was invested in a money market account.

Net Loss. Based on the factors discussed for each segment, the Net Loss attributable to common shareholders increased ($16,055,000), or 221% from ($7,253,000) or ($0.17) per share in 2006 to ($23,308,000), or ($.49) per share in 2007. The net loss chargeable to common shareholders includes a provision for preferred stock dividends of $109,000 in 2006 and 2007. The negative results are due to the factors discussed above.

Comparison for Fiscal Year 2006 and 2005

Other operational costs for the years ended June 30, 2006 and 2005 was $0 and $69,000, respectively, a decrease of $69,000 or 100%, attributable to our system engineer's payroll costs for work not attributable to generating revenues, but instead for administrative tasks.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $2,443,000 and $2,802,000 for the years ended June 30, 2006 and 2005, respectively. This represents a decrease of 13% or $359,000, due to increase in expenses by $1,085,000 and offset in decrease of some expenses by $1,446,000.

Consulting expenses for the year ended June 30, 2007 was $284,000 and $0 in 2005.

The increase in expenses was attributable to following factors: 1) Equity based compensation increased by $443,000 from $69,000 in 2005 to $512,000 in 2006; 2) Professional expenses are comparable at $130,000 for 2006 and 2005; 3) Travel expenses increased by $120,000 from $3,000 in 2005 to $123,000 in 2006 due to increase in directors meeting and shareholder meeting travel expenses; 4) Salaries and payroll taxes increased by $81,000 due to new employee hire; 5) Public relations and investor relations increased by $76,000 due increase in public relations expenses, American Stock Exchange listing fees, increase in annual shareholder meeting expenses, and transfer agent fees; 6) Insurance expenses increase by $28,000 due to increase in general liability, umbrella and control of oil well policy; 7) other general expenses increased by $55,000 due to increase in auto expense, office supplies and postage and bank charges.

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

The decrease in some expenses are attributable to the following: 1) consultant expenses decreased by $1,353,000 due to decrease in consultation services and quarterly expenses associated with prior year warrants issued and vested in the last two quarters of fiscal year 2006, using the fair value of the warrants as of the date they vest as estimated by the Black-Scholes option pricing model and based upon the market price of our common stock in each quarter. The warrants vesting date ended the second quarter of fiscal year 2006; 2) Office rent and utilities expense decreased by  $82,000 due to the termination of our old office lease agreement, a reduction in rent on our new office lease agreement and decrease in consumption of utilities on reduced office space; 4) Taxes and reporting expenses decreased by $11,000. Our payroll expense includes an offset of a refund from the IRS in the amount of $46,000.

Depreciation and amortization is comparable at $19,000 for the years ended June 30, 2005 and 2006, respectively.

Other Items.

Interest expense was $316,000 and $1,961,000 for the year ended June 30, 2005 and 2006, respectively. The increase is attributable to payments made on our private financing related to a convertible note payable and debenture.

We experienced a gain of $34,000 from the settlement of our lease agreement for our previous office space.

Net Loss. Based on the factors discussed for each segment, entity-wide, the Net Loss attributable to common shareholders increased ($1,909,000), or 36% from, ($5,344,000), or ($.13) per share in 2005 to ($7,253,000), or ($0.17) per share in 2006. The net loss chargeable to common shareholders includes a provision for preferred stock dividends of $128,000 in 2005 and $109,000 in 2006. The negative results are due to the factors discussed above.

CRITICAL ACCOUNTING POLICIES

The Company uses the full cost method of accounting for exploration and development activities as defined by the SEC. Under this method of accounting, the costs of unsuccessful, as well as successful, exploration and development activities are capitalized as properties and equipment. This includes any internal costs that are directly related to exploration and development activities but does not include any costs related to production, general corporate overhead or similar activities. Gain or loss on the sale or other disposition of oil and gas properties is not recognized, unless the gain or loss would significantly alter the relationship between capitalized costs and proved reserves of oil and natural gas attributable to a country. The application of the full cost method of accounting for oil and gas properties generally results in higher capitalized costs and higher DD&A rates compared to the successful efforts method of accounting for oil and gas properties.

Costs Excluded

Properties and equipment include costs that are excluded from costs being depreciated or amortized. Oil and gas costs excluded represent investments in unproved properties and major development projects in which we own a direct interest. These unproved property costs include nonproducing leasehold, geological and geophysical costs associated with leasehold or drilling interests and exploration drilling costs. We exclude these costs on a country-by-country basis until proved reserves are found or until it is determined that the costs are impaired. All costs excluded are reviewed at least quarterly to determine if impairment has occurred. The amount of any impairment is transferred to the capitalized costs being amortized (the DD&A pool) or a charge is made against earnings for those international operations where a reserve base has not yet been established. Impairments transferred to the DD&A pool increase the DD&A rate for that country. For international operations where a reserve base has not yet been established, an impairment requiring a charge to earnings may be indicated through evaluation of drilling results, relinquishing drilling rights or other information.

Ceiling Test

The full cost ceiling test is an impairment test prescribed by SEC Regulation S-X Rule 4-10.   Under full cost accounting rules for each cost center, capitalized costs of proved properties, less accumulated amortization and related deferred income taxes, shall not exceed an amount (the "cost ceiling") equal to the sum of (a) the present value of future net cash flows from estimated production of proved oil and gas reserves, based on current economic and operating condition, discounted at 10 percent, plus (b) the cost of properties not being amortized, plus (c) the lower of cost or estimated fair value of any unproved properties included in the costs being amortized, less (d) any income tax effects related to differences between the book and tax basis of the properties involved. If capitalized costs exceed this limit, the excess is charged as an impairment expense. As of June 30, 2007, we have capitalized $43,000 in oil and gas properties, which is subject to the ceiling test for impairment.  At June 30, 2007, there was no impairment indicated.

Impairment

At June, 30, 2007, we had $4,279,000 of capitalized costs associated with our Guinea operations. Based on an impairment analysis performed by our Economist, Dr. Kenneth Lehrer and the execution of the new 2006 Production Sharing Contract between SCS Corporation and the Republic of Guinea, , no impairment of these assets was indicated as of June 30, 2007.

Environmental Obligations and Other Contingencies

Management makes judgments and estimates in accordance with applicable accounting rules when it establishes reserves for environmental remediation, litigation and other contingent matters. Provisions for such matters are charged to expense when it is probable that a liability has been incurred and reasonable estimates of the liability can be made. Estimates of environmental liabilities are based on a variety of matters, including, but not limited to, the stage of investigation, the stage of the remedial design, evaluation of existing remediation technologies, and presently enacted laws and regulations. In future periods, a number of factors could significantly change our estimate of environmental remediation costs, such as changes in laws and regulations, or changes in their interpretation or administration, revisions to the remedial design, unanticipated construction problems, identification of additional areas or volumes of contaminated soil and groundwater, and changes in costs of labor, equipment and technology. Consequently, it is not possible for management to reliably estimate the amount and timing of all future expenditures related to environmental or other contingent matters and actual costs may vary significantly from our estimates.

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

Asset Retirement Obligations

Our asset retirement obligations represent our best estimate of the fair value of our future abandonment costs associated with our oil and gas properties, including the costs of removal and disposition of tangible equipment, site and environmental restoration. We estimate the fair value of our retirement costs in the period in which the liability is incurred, if a reasonable estimate can be made. The determination of the fair value of an asset retirement obligation generally involves estimating the fair value of the obligation at the end of the property's useful life and then discounting it to present value using our credit adjusted, risk free rate of return. Estimating future asset removal costs is difficult and requires management to make estimates and judgments regarding the expected removal and site restoration costs, timing and present value discount rates. Changes in the estimated useful life and the fair value of the asset retirement obligation are imprecise since the removal activities will generally occur several years in the future and asset removal technologies and costs are constantly changing, as are political, environmental and safety considerations that may ultimately impact the amount of the obligations.

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

Share-Based Compensation

On January 1, 2006, we adopted SFAS No. 123(R), "Share-Based Payment". SFAS 123(R) replaced SFAS No. 123 and supersedes APB Opinion No. 25. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. In addition, we account for stock warrants issued for goods and services to non-employees pursuant to EITF 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” We used the Black-Scholes option pricing model to determine the fair value of stock options and stock warrants at the grant date.

Contingent Obligations

We have a contingent $350,000 note payable that is only payable with 25% of the profits of SCS Corporation. We have the right to pay this note off using common stock. Also, in conjunction with our purchase of HYD Resources Corporation in April 2004, we have two contingent obligations to pay $506,000. These obligations are payable over the five years ending in April 2009 and they are payable only in the event that HYD Resources is profitable. The determination of net income will be made quarterly and the pay down of the obligations is 25% of the net income per quarter.

Disclosure of Contractual Obligations as of June 30, 2007

	Payments due by period ($)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Installment Obligations	$375,000	$375,000	-	-	-

Capital Lease Obligations	-	-	-	-	-

Operating Lease Obligations	910,000	141,000	$284,000	284,000	$201,000

Purchase Obligations	-	-	-	-	-

Other Long-Term Liabilities	133,000	-	48,000	76,000	9,000

Total	$1,868,000	516,000	$332,000	360,000	$210,000

Liquidity and Capital Resources

Our ratio of current assets to current liabilities (current ratio) was $2.53 to one and $1.04 to one at June 30, 2007 and 2006, respectively.  With the new acquisition of producing properties in June 2007, the company continues to work toward sustained positive operating cash flow and income from domestic operations altogether including corporate overhead. Cash funds to be used for investing in our exploration work will continue to come from new financing activities, financial partnerships, or working interest deals with oil companies.

We believe that we are now prepared to structure our financing to allow us to expand and accelerate our exploration activity offshore Guinea. As discussed hereunder we expect our liquidity ratios to be reasonably maintained and possibly improved by having access to our Dutchess equity line and by increasing our domestic production to where we are making a positive operating net income.  We believe we can do this without having to do any additional financing at this time to cover corporate overhead.  As of this filing we maintain the Dutchess equity line and could raise as much as an additional $18,629,775 out of the original line which started at $20,000,000.

While some of the equity line funds could be used to fund additional exploration, we are looking to greatly enhance our exploration efforts to a much greater level. To fund our exploration offshore Guinea, we have growing options that include taking on working interest partners wanting to join our efforts to explore offshore Guinea or by working with potential financing partners to obtain financial commitments to fund exploration   Any funds would be used on a planned and incremental basis on perfecting targets and drilling offshore exploration wells over the next few years. While we are working to structure our financing of the exploration of offshore Guinea, we are already taking steps to put in place a world renowned exploration team to go along with our world class asset. We believe the financing commitment will go hand in hand with showing the technical team capable of making a discovery.  While we are working to obtain a financial partner and solidify our in-house geo-technical capabilities, we will continue talking with oil companies under confidentiality agreements, continuing the possibility to bring on working interest partners to share in the risk on some of our more expensive wells to be drilled in the future.

Thus, in summary, in addition to our commitment to operate domestic operations at a profitable level and ultimately covering Corporate’s fixed overhead, we are considering all of our financing options or any combination of these options for financing our Guinea forward exploration programs. These options include: a) use our equity line to support at least the minimum work requirements for offshore Guinea; b) negotiate and structure a deal on a financial commitment basis; c) negotiate one or more transactions with oil company partners who share in the required work and financing risk; and d) Structure a creative financing mechanism to execute a major secondary financing, giving us the ability to execute our exploration work offshore Guinea on our own..

Our cash from operations was a deficit in 2007. We have taken steps to reduce overhead and reduce non-operational costs. We acquired additional leases in July 2007 in an effort to put our domestic operations on a positive cash flow basis and soon in a profitable mode. We plan to spend most of the capital we raise in the future on enhancing the value of our offshore oil and gas concession. These expenditures, however, do not improve cash flow from operations. In order to improve our operating cash flow situation for future periods, we acquired additional producing properties to build up our production revenues for HYDR in Louisiana.

In June, 2007, the remaining outstanding convertible debt, originally totaling $6,000,000 and owed to Cornell Capital Partners, LP, (Cornell) was converted to equity.  Additionally, warrants held by Cornell were re-priced to $2.50 per share and Cornell subsequently exercised all of its outstanding 2.1 million warrants. As a result we received $5.25 million in cash.

We currently maintain an equity line of credit with Dutchess Capital.  We have made seven puts on the equity line of credit since February 2006 in the aggregate amount of $1,370,225.   As of September 28, 2007, the remaining amount available for us to draw down on the equity line of credit is $18,629,775. The equity line of credit expires in February 2009, after which we may no longer utilize the equity line of credit.

Item 7A Quantitative and Qualitative Disclosures About Market Risk

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

~~I~~tem 8 Financial Statements and Supplementary Data

The  Financial  Statements and Supplementary Data information  required  hereunder is included in this report as set forth in the  "Index  to  Financial  Statements  on  page  F-1.

HYPERDYNAMICS CORPORATION
Index To Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Hyperdynamics Corporation
Houston, Texas

We have audited Hyperdynamics Corporation’s (“Hyperdynamics”) internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Hyperdynamics management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express an opinion on the effectiveness of Hyperdynamics’ internal control over financial reporting based upon our audit.

We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we consider necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

1.	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
2.
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company;  and

3.
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.  The following material weaknesses have been identified at June 30, 2007 and included in management’s assessment:

1.
An ineffective entity level control environment, including: a)  the ineffective implementation and enforcement of the limits on the delegation of authority for expenditure from the Board of Directors to management, including the failure by management to obtain the requisite Board of Director’s approvals for certain expenditures; b) the lack of an effective process for identification of fraud risks; c) a failure to implement and ensure consistent acknowledgment of the Company’s Code of Ethics; d) the lack of an internal audit function or other effective mechanism for ongoing monitoring of the effectiveness of internal controls; and e) lack of documentation and communication of Hyperdynamics’ accounting policies and procedures.

2.	Limited number of qualified accounting personnel with expertise with SEC reporting and generally accepted accounting principles.

3.
Ineffective application of generally accepted accounting principles and ineffective accounting system controls that resulted in incomplete and inaccurate disclosures in the notes to Hyperdynamics’ financial statements and the identification of $4.03 million of equity transactions that were not properly recorded and $104,000 of property, plant and equipment, net that was not in existence as of the balance sheet date.

4.
Lack of effective segregation of duties, resulting in the inability of the Chief Financial Officer and the Chief Executive Officer to perform an independent review and quality assurance function within the accounting and financial reporting group.  Additionally, management and accounting personnel have widespread access to create and post entries within Hyperdynamics’ accounting system without the appropriate level of review.

These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the financial statements as of and for the year ended June 30, 2007, and this report does not affect our report dated September 26, 2007 on those financial statements.

In our opinion, because of the effects of the material weaknesses described above on the achievement of the criteria established in Internal Control-Integrated Framework issued by COSO, Hyperdynamics did not maintain effective internal control over financial reporting  as of June 30, 2007.

/s/ Malone & Bailey, PC
Houston, Texas
September 26, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Hyperdynamics Corporation
Houston, Texas

We have audited the accompanying consolidated balance sheets of Hyperdynamics Corporation as of June 30, 2007 and 2006, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended June 30, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hyperdynamics Corporation as of June 30, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2007 in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Hyperdynamics Corporation’s internal control over financial reporting as of June 30, 2007 based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated September 26, 2007 expressed an adverse opinion on the effectiveness of Hypderdynamics Corporation’s internal control over financial reporting.

Malone & Bailey, PC
www.malone-bailey.com
Houston, Texas

September 26, 2007

HYPERDYNAMICS CORPORATION
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Number of Shares and Per Share Amounts)

	June 30
	2007	2006
ASSETS
Current assets:
Cash	$618	$3,435
Restricted certificate of deposit	75	75
Trade accounts receivable, net of allowances for doubtful accounts of $0 and $13	109	58
Subscription receivable	5,250	-
Deposit on acquisition of oil and gas assets	374	-
Prepaid expenses and other current assets	199	202
Total current assets	6,625	3,770
Property and equipment, net of accumulated depreciation of $149 and $125	366	93
Oil and gas properties:
Evaluated properties, using full cost accounting, net of accumulated depreciation and depletion of $174 and $169	204	298
Unevaluated properties excluded from amortization	4,279	4,139
Deposits	6	3
Total assets	$11,480	$8,303

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short term notes payable	$375	$106
Accounts payable and accrued expenses	895	637
Accounts payable seismic data	650	650
Asset retirement obligation	84	-
Deferred gain	-	159
Convertible debenture, net of discount of $0 and $2,444	-	1,556
Dividends payable	372	372
Dividends payable to related party	245	136
Total current liabilities	2,621	3,616
Asset retirement obligation	44	12
Deferred Rent	89	67
Total liabilities	2,754	3,695

Commitments and contingencies (Note 15)

Shareholders' equity:
Convertible preferred stock, par value $0.001; stated value $1,000; 20,000,000 authorized
Series A - 1,945 shares issued and outstanding	-	-
Series B - 2,725 shares issued and 2,487 and 2,725 shares outstanding	-	-
Common stock, $0.001 par value, 250,000,000 shares authorized; 54,467,902 and 46,132,595 shares issued and outstanding	54	46
Additional paid-in capital	59,045	31,627
Accumulated deficit	(50,373)	(27,065)
Total shareholders' equity	8,726	4,608
Total liabilities and shareholders' equity	$11,480	$8,303

The accompanying notes are an integral part of these consolidated financial statements

HYPERDYNAMICS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Number of Shares and Per Share Amounts)

	Years Ended June 30,
	2007	2006	2005
Revenues
Oil and gas production	$908	$615	$55
Other revenues	98	-	118
Total	1,006	615	173
Costs and expenses
Lease operating costs	387	657	265
Severance tax	104	65	6
Accretion expense	1	-	-
Depreciation, depletion and amortization from Oil and Gas Properties	162	116	77
Other operational costs	733	984	1,105
Settlement expense	9,118	-	-
Consulting – related party	4,240	284	1,101
Selling, general and administrative, including $59, $51 and $48 of administrative depreciation	6,504	3,550	2,546
Total	21,249	5,656	5,100
Loss from operations	(20,243)	(5,041)	(4,927)

Other income (expense)
Interest expense	(2,984)	(1,962)	(239)
Interest income	96	2	17
Gain/ (Loss) on retirement of assets	(96)	(278)	10
Loss on retirement of mandatorily redeemable preferred stock	-	-	(77)
Gain/ (Loss) on settlement of debt	28	135	-
Total Other Income (Expense)	(2,956)	(2,103)	(289)

Net loss	(23,199)	(7,144)	(5,216)
Preferred stock dividend to related party	(109)	(109)	(128)
Net loss attributable to common shareholders	$(23,308)	$(7,253)	$(5,344)

Basic and diluted loss per common share	$(0.49)	$(0.17)	$(0.13)
Weighted average shares outstanding	47,723,298	43,318,773	41,646,844

The accompanying notes are an integral part of these consolidated financial statements

HYPERDYNAMICS CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In Thousands, Except Number of Shares)

	Series A Preferred		Series B Preferred		Common Stock		Additional
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in	Accumulated	Total
							Capital	Deficit

Balance, June 30, 2004	1,945	$-	2,725	$-	41,206,953	$41	$19,088	$(14,468)	$4,661
Common stock issued for:
Exercise of options					321,500	1	167		168
Services					155,756		390		390
Conversion of mandatorily redeemable preferred stock					269,634		849		849
Accounts payable					25,372		63		63
Note payable from acquisition of HYD Resources					101,480		281		281

Issuance of stock options and warrants
Warrants issued for services							732		732
Warrants issued for services to related parties							1,101		1,101

Preferred stock dividend – related parties								(128)	(128)

Payment of preferred stock dividends in common stock to related party					87,715		245		245

Net loss								(5,216)	(5,216)
Balance, June 30, 2005	1,945	$-	2,725	$-	42,168,410	$42	$22,916	$(19,812)	$3,146
Common stock issued for:
Exercise of options for cash					120,000		60		60

The accompanying notes are an integral part of these consolidated financial statements

-by related party					1,010,000	1	504		505

Cashless exercise of options, net of 2,437 shares returned					2,563		-		-
Services					179,266		397		397
To repurchase working interest					197,416		581		581
Options exercised associated with convertible debentures					500,000	1	449		450
Conversion of convertible debentures					1,692,845	2	1,918		1,920
Cash					135,095		387		387

Beneficial conversion costs associated with issuance of convertible notes payables and debentures					127,000		3,560		3,560

Issuance of warrants
For services							189		189
For services to related party							284		284
Employee stock options							382		382
Preferred stock dividends to related party								(109)	(109)

Net loss								(7,144)	(7,144)

Balance, June 30, 2006	1,945	$-	2,725	$-	46,132,595	$46	$31,627	$(27,065)	$4,608

Common stock issued for:
Exercise of options for cash					8,910		19		19
Exercise of warrants for cash					724,898	1	403		404
Exercise of warrants for cash – related party					188,242		94		94
Exercise of warrants for subscription receivable					2,100,000	2	5,248		5,250

The accompanying notes are an integral part of these consolidated financial statements

Cashless exercise of options, net of 25,587 shares returned					17,503
Cashless exercise of warrants by related parties, net of 61,877 shares returned					139,880
Services					232,816		485		485
Settlement					30,000		82		82
Deposit on acquisition of oil and gas properties					100,000		274		274
Conversion of convertible debentures					3,000,000	3	5,997		6,000
Conversion of Series B Preferred Stock by related parties			(238)		1,762,962	2	(2)
Cash					97,000	-	268		268

Common stock returned and canceled in accordance with legal settlement					(66,904)
Beneficial conversion costs associated with issuance of convertible notes payables and debentures							80		80
Warrants issued in connection with settlement agreement							8,959		8,959
Employee stock options							1,089		1,089
Warrants issued for services – related party							4,227		4,227
Warrants issued for services							195		195
Deemed Dividend							(5,058)
Deemed Dividend							5,058		5,223
Preferred stock dividends to related party								(109)	(109)

Net loss								(23,199)	(23,199)
Balance, June 30, 2007	1,945	$-	2,487	$-	54,467,902	$54	$59,045	$(50,373)	$8,726

The accompanying notes are an integral part of these consolidated financial statements

HYPERDYNAMICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Years Ended June 30
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(23,199)	$(7,144)	$(5,216)
Adjustments to reconcile net income to net cash provided by (used in) operating activities -
Depreciation, depletion and amortization	221	167	125
Accretion expense	1	-	-
Shares issued for services	485	359	48
Shares issued for Settlement	82	-	-
Warrants issued for legal settlement, net	8,959	-	-
Employee stock options	1,089	381	-
Warrants issued for services –related party	4,227	284	1,101
Warrants issued for services	195	190	732
Loss on disposition of assets	96	278	17
Gain on settlement of debt	(28)	(135)	-
Bad debt expense	27	233	15
Amortization of discount and financing costs on convertible debenture	2,719	1,650	-
Accretion of interest and amortization of offering costs of mandatory redeemable preferred stock	-	-	232
Loss on retirement of mandatory redeemable preferred stock	-	-	77
Changes in operating assets and liabilities:
Accounts receivable	(83)	(272)	(6)
Other current assets	(10)	(30)	9
Accounts payable and accrued expenses	273	91	299
Other liabilities	77	-	-
Deferred rent	38	67	(7)
Net cash used in operating activities	(4,831)	(3,881)	(2,574)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(332)	(78)	(267)
(Increase) decrease in restricted cash	-	(10)	130
Proceeds from the sale of assets	36	204	13
Investment in oil and gas properties	(225)	(439)	(1,250)
Payment of deposit	(100)	(1)	(1)
Return of deposit	-	21	-
Net cash used in investing activities	(621)	(303)	(1,375)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock, net	268	387	-
Proceeds from exercise of options	518	1,015	168
Proceeds from sale of working interest in oil and gas properties, net of $0, $182 and $203 payment to related party	-	726	814
Proceeds from convertible notes	1,820	5,620	-
Payments on convertible debentures and convertible notes payable	-	(247)	-
Proceeds from notes payable	199	207	227
Payments on notes payable	(170)	(348)	(150)
Net cash provided by financing activities	2,635	7,360	1,059
(DECREASE) INCREASE IN CASH	(2,817)	3,176	(2,890)
CASH AT BEGINNING OF YEAR	3,435	259	3,149
CASH AT END OF YEAR	$618	$3,435	$259

The accompanying notes are an integral part of these consolidated financial statements

HYPERDYNAMICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In Thousands)

	Years Ended June 30
	2007	2006	2005
SUPPLEMENTAL DISCLOSURES:
Interest paid in cash	$277	$175	$7
Income taxes paid in cash	-	-	-

NON-CASH TRANSACTIONS

Issuance of common stock for accounts payable	$-	$-	$63
Payment of preferred stock dividends in common shares to related party	-	-	245
Issuance of common stock on acquisition of oil and gas properties	274	-	-
Exercise of option for stock subscription receivable	5,250	-
Conversion of Series B Preferred Stock to common stock by related parties	2	-
Deemed dividend	5,058	-	-
Deemed dividend	(5,058)	-
Debt discount on convertible debt	80	3,565
Stock issued for notes payable	6,000	1,893	281
Conversion of mandatory redeemable preferred stock	-	-	849
Issuance of stock for oil and gas properties	-	37	342
Accrued and unpaid dividend to related parties	109	109	109

The accompanying notes are an integral part of these consolidated financial statements

HYPERDYNAMICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Nature of business. Hyperdynamics Corporation (Hyperdynamics) is a Delaware corporation formed in March 1996. Hyperdynamics has two wholly-owned subsidiaries, SCS Corporation (SCS), HYD Resources Corporation (HYD).  HYD has a wholly-owned subusidiary, Trendsetter Production Company (Trendsetter). Through SCS’s wholly owned subsidiary, SCS Corporation Guinee SARL which is a Guinea limited liability company located in Conakry, Guinea.  Hyperdynamics focuses on oil and gas exploration offshore the coast of West Africa. SCS began operations in oil and gas exploration, seismic data acquisition, processing, and interpretation in late fiscal 2002. In April 2004, Hyperdynamics acquired HYD, and in January 2005, HYD acquired Trendsetter, an oil and gas operator in Louisiana that had been under common ownership with HYD. Trendsetter owns and operates oil and gas leases in the USA.

Principles of Consolidation and Use of Estimates

The accompanying consolidated financial statements include the accounts of Hyperdynamics and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.  The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.  Certain prior year amounts have been reclassified to conform with the current presentation.  The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses at the balance sheet date and for the period then ended. Actual results could differ from these estimates. Significant estimates are required for proved oil and gas reserves, which, as described in Note 19 – Supplemental Oil and Gas Properties Information (unaudited), have a material impact on the carrying value of oil and gas property. Actual results could differ from these estimates and such differences could be material.

Cash and cash equivalents

For purposes of the Consolidated Statements of Cash Flows, Hyperdynamics considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Restricted cash at June 30, 2007 and 2006 consists of a certificate of deposit at a bank that secures a letter of credit serving as the underlying collateral for a Hyperdynamics' lease commitment. The CD matures on January 6, 2008 and accrues interest at 4.03% annually. The contractual obligation to provide a letter of credit will end and the letter of credit will be returned to us on October 31, 2007.

Accounts receivable, allowance for doubtful accounts and key customers

Hyperdynamics does not require collateral from its customers.  Accounts receivable are written down to reflect management's best estimate or realizability based upon known specific analysis, historical experience, and other currently available evidence of the net collectible amount.  During the fiscal year, two customers, Plains Marketing LLC and Shell Trading, purchased all oil production from our Louisiana properties. In September 2006, we entered a contract with Shell Trading to be the sole purchaser of our oil production in Louisiana.

Other Current Assets

As of June 30, 2007, other current assets consist of $151,000 in prepaid insurance, $35,000 other prepaid expenses, and $13,000 of inventory, for a total of $199,000.

As of June 30, 2006, other current assets consist of $143,000 in prepaid insurance and $59,000 other prepaid expenses, for a total of $202,000.

As of June 30, 2007, an investor had exercised warrants to purchase 2,100,000 shares of common stock at $2.50 per share.  The investor paid the exercise price, $5,250,000, on July 2, 2007.  The stock is reflected as issued on June 30, 2007 and the $5,250,000 is reflected as a stock subscription receivable.

Oil and Gas Properties

Full Cost Method

The Company uses the full cost method of accounting for exploration and development activities as defined by the SEC. Under this method of accounting, the costs of unsuccessful, as well as successful, exploration and development activities are capitalized as properties and equipment. This includes any internal costs that are directly related to exploration and development activities but does not include any costs related to production, general corporate overhead or similar activities. Gain or loss on the sale or other disposition of oil and gas properties is not recognized, unless the gain or loss would significantly alter the relationship between capitalized costs and proved reserves of oil and natural gas attributable to a country. The application of the full cost method of accounting for oil and gas properties generally results in higher capitalized costs and higher DD&A rates compared to the successful efforts method of accounting for oil and gas properties.

Costs Excluded

Properties and equipment include costs that are excluded from costs being depreciated or amortized. Oil and gas costs excluded represent investments in unproved properties and major development projects in which we own a direct interest. These unproved property costs include nonproducing leasehold, geological and geophysical costs associated with leasehold or drilling interests and exploration drilling costs. We exclude these costs on a country-by-country basis until proved reserves are found or until it is determined that the costs are impaired. All costs excluded are reviewed at least quarterly to determine if impairment has occurred. The amount of any impairment is transferred to the capitalized costs being amortized (the DD&A pool) or a charge is made against earnings for those international operations where a reserve base has not yet been established. Impairments transferred to the DD&A pool increase the DD&A rate for that country. For international operations where a reserve base has not yet been established, an impairment requiring a charge to earnings may be indicated through evaluation of drilling results, relinquishing drilling rights or other information.

Ceiling Test

The full cost ceiling test is an impairment test prescribed by SEC Regulation S-X Rule 4-10.   Under full cost accounting rules for each cost center, capitalized costs of proved properties, less accumulated amortization and related deferred income taxes, shall not exceed an amount (the "cost ceiling") equal to the sum of (a) the present value of future net cash flows from estimated production of proved oil and gas reserves, based on current economic and operating condition, discounted at 10 percent, plus (b) the cost of properties not being amortized, plus (c) the lower of cost or estimated fair value of any unproved properties included in the costs being amortized, less (d) any income tax effects related to differences between the book and tax basis of the properties involved. If capitalized costs exceed this limit, the excess is charged as an impairment expense. As of June 30, 2007, we have capitalized $43,000 in oil and gas properties, which is subject to the ceiling test for impairment.  At June 30, 2007, there was no impairment indicated.

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

Property and Equipment, other than Oil and Gas

Property, equipment and a building are stated on the basis of historical cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the assets of 3 - 15 years.

Provision for Impairments of Long-lived Assets

The Company follows Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, by reviewing such assets for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment loss recognized is the excess of the carrying amount over the fair value of the asset. Based on our impairment analysis, we did not recognize any impairment charges in the years ended June 30, 2007 or June 30, 2006.

Asset Retirement Obligations

Our asset retirement obligations represent our best estimate of the fair value of our future abandonment costs associated with our oil and gas properties, including the costs of removal and disposition of tangible equipment, site and environmental restoration. We estimate the fair value of our retirement costs in the period in which the liability is incurred, if a reasonable estimate can be made. The determination of the fair value of an asset retirement obligation generally involves estimating the fair value of the obligation at the end of the property's useful life and then discounting it to present value using our credit adjusted, risk free rate of return. Estimating future asset removal costs is difficult and requires management to make estimates and judgments regarding the expected removal and site restoration costs, timing and present value discount rates. Changes in the estimated useful life and the fair value of the asset retirement obligation are imprecise since the removal activities will generally occur several years in the future and asset removal technologies and costs are constantly changing, as are political, environmental and safety considerations that may ultimately impact the amount of the obligations.

Deferred Rent

Deferred rent arises because Hyperdynamics had a free rent period within its lease contract.  Monthly rent expense is calculated as the average monthly cost for all payments scheduled to be made over the entire term of the lease.  During the free rent period, expense was accrued, and as cash payments are made, the accrual will be reduced.  The short-term portion, which is scheduled to reverse within twelve months of the balance sheet date, is included in accounts payable and accrued expenses.  The long term portion is included in the caption “Long term liabilities”.   During the free rent period, which began in January 2006 and ended in November 2006, $115,000 in rent expense was accrued.  As of June 30, 2007 and 2006, $105,000 and $67,000, respectively, had been accrued.  As of June 30, 2007, $89,000 was long-term and $16,000 was short term.  The accrual will reverse $16,000 in each of the years ended June 30, 2008 through June 30, 2013 and $9,000 in the year ended June 30, 2014.

Revenue recognition

Revenues derive primarily from oil and gas sales and they are recognized at the point when title to the oil or gas passes to the customer. For oil sales, this occurs when the customer's truck takes delivery of oil from Trendsetter's storage tanks.  Revenue, if any, from tape conversions, consulting, and oil field services is recognized when services are rendered.

Federal Income Taxes

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary difference between the tax and financial reporting basis of assets and liabilities and for loss and credit carryforwards. Valuation allowances are provided when recovery of deferred tax assets is not considered likely.

Stock-Based Compensation

Effective July 1, 2005, we adopted SFAS No. 123R, “Share-Based Payment,” which was issued in December 2004, using the modified prospective transition method. SFAS No. 123R revises SFAS No. 123 “Accounting for Stock Based Compensation,” and supersedes APB No. 25, “Accounting for Stock Issued to Employees,” and its related interpretations. SFAS No. 123R requires recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period the employee is required to perform the services in exchange for the award (presumptively the vesting period). SFAS No. 123R also requires measurement of the cost of employee services received in exchange for an award based on the grant-date fair value of the award.  Prior to July 1, 2005, we measured compensation cost for stock based compensation using the fair value based method of accounting as specified in SFAS 123.  See Note 13.

Earnings Per Share

Hyperdynamics’ basic earnings per share (EPS) amounts have been computed based on the average number of shares of common stock outstanding for the period. Diluted EPS amounts would include the effect of outstanding stock options, warrants, and other convertible securities if including such potential shares of common stock is dilutive.  Basic and diluted earnings per share are the same in all periods presented because losses are anti-dilutive.

Contingencies

Legal

Hyperdynamics is subject to legal proceedings, claims and liabilities which arise in the ordinary course of its business. Hyperdynamics accrues for losses associated with legal claims when such losses are probable and can be reasonably estimated. These accruals are adjusted as additional information becomes available or circumstances change.  Legal fees are charged to expense as they are incurred.

Environmental

Hyperdynamics accrues for losses associated with environmental remediation obligations when such losses are probable and can be reasonably estimated. These accruals are adjusted as additional information becomes available or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted to their present value. Recoveries of environmental remediation costs from other parties are recorded at their undiscounted value as assets when their receipt is deemed probable.

Recently issued accounting pronouncements

We do not expect adoption of recently issued accounting pronouncements to have a significant impact on our results or operations, financial position or cash flow.

2. PROPERTY AND EQUIPMENT

A summary of property and equipment as of June 30, 2007 and 2006 are as follows:

		June 30,
		2007	2006
		(in Thousands)
Computer equipment and software	3 years	$170	$142
Office equipment and furniture	5 years	107	23
Vehicles	3 years	120
Building	15 years	25	25
Leasehold improvements	3 years	68	3
Land		25	25
Total cost		515	218
Less - Accumulated depreciation		(149)	(125)
Net carrying value		$366	$93

Hyperdynamics reviews assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. As at June 30, 2007 and 2006, there were no impairments of Hyperdynamics' Property and Equipment.

3. INVESTMENT IN OIL AND GAS PROPERTIES

Investment in Oil and Gas properties consist of Hyperdynamics' concession in offshore West Africa and leaseholds in Louisiana, USA. As of June 30, 2007 and 2006, all costs associated with properties in the USA were included in the amortization base and all costs associated with the concession in the Republic of Guinea were excluded from the amortization base. The following table provides detail of costs (in thousands) to date by country as of June 30:

	Republic of Guinea		USA		Total
	2007	2006	2007	2006	2007	2006

Lease Acquisition Costs	$291	$291	$47	$36	$338	$327

Exploration Costs
Geological and geophysical Cost	3,988	3,848	-	-	3,988	3,848
Drilling	-	-	829	829	829	829
Development Costs	-	-	378	231	378	231
Purchased Proved Reserves	-	-	65	65	65	65
Cost Recovery (sale of working interest)	-	-	(1,161)	(1,161)	(1,161)	(1,161)
Equipment			220	467	220	467
	4,279	4,139	378	467	4,657	4,606
Less: Accumulated
Depletion and Depreciation			(174)	(169)	(174)	(169)

	$4,279	$4,139	$204	$298	$4,483	$4,437

Excluded Costs

Hyperdynamics excludes capitalized costs of unevaluated oil and gas properties from amortization.  Currently, geological and geophysical information pertaining to the Republic of Guinea is being collected and evaluated and no reserves have been found.  The costs associated with such unproved properties related to continuing operations of $4,279,000 and $4,139,000 as of June 30, 2007 and 2006, respectively, are excluded from amounts subject to amortization. The majority of the evaluation activities are expected to be completed within three years. See Note 19 for detailed information about the excluded costs.

Trendsetter Settlement

During fiscal year 2005, we sold approximately 30% of our working interest, through a series of transactions, in the Kelly and Norris leases to outside investors, including Trendsetter Investors, LLC. Net proceeds from the sale totaled $1,320,000, of which $1,161,000 was applied against our USA full-cost property pool. At June 30, 2006, we had recognized a deferred gain related to the sale of this working interest.

On March 8, 2006, Trendsetter Investors, LLC filed a lawsuit alleging breach of contract, among other things, which was settled in June 2007. (see Note 15) Pursuant to the settlement agreement, we issued 3,480,000 warrants to purchase our common shares at an adjusted exercise price of $2.40 per share. The value of the warrant, computed using the Black-Scholes option pricing model, was $8,959,000. In addition, we issued 30,000 shares of restricted common stock valued at $82,000 and agreed to pay $280,000 in legal costs associated with the case. As of June 30, 2007, $40,000 had been paid leaving a balance of $240,000. The remaining balance of this note was paid in July 2007. In addition, at June 30, 2007, the deferred gain of $159,000 was reduced to $0. The total loss recognized in fiscal year 2007 related to this settlement was $8,850,000.

Also in connection with the settlement agreement, the 30% working interest was conveyed back to us and was assigned a zero value.

Acquisition of Oil and Gas Properties

During June 2007, Hyperdynamics entered into an agreement with an operator to purchase a non-operating 85% working interest in various wells, leases, and oil and gas equipment in Louisiana, USA.  The closing date of the agreement was July 1, 2007.  Prior to closing, Hyperdynamics paid $100,000 in cash and 100,000 shares of common stock when the quoted market price of the stock was $2.74 per share.  The consideration paid as of June 30, 2007, $374,000, is carried as a deposit on Hyperdynamics’ consolidated balance sheet.

Under the agreement, Hyperdynamics paid an additional $1,150,000 in cash and 100,000 shares of common stock.  Hyperdynamics made the cash payment in July 2007 and the stock payment in August 2007. The properties purchased under this agreement are subject to overriding royalty interests of up to 27.46%. In addition, the seller, who will remain the operator of the properties, retained a 15% working interest. However, Hyperdynamics will pay 100% of the working interest expenses, including work-over and new development costs, up to $4,000,000.  Subsequent working interest expenses are shared pro rata according to the working interest.

Guinea Assets

On September 22, 2006, we signed a Production Sharing Contract (the “2006 PSC”) with the Republic of Guinea. Under this contract, we have the exclusive right to explore and develop approximately 31,000 square miles off the coast of Guinea. However, upon the passage of a “Project of Law,” a Presidential Decree and a Guinea Supreme Court Ruling, we will be required to surrender our exclusive rights to 64% (approximately 20,000 acres) of the concession. The area ultimately surrendered would be selected by Hyperdynamics, but, we would retain a priority non-exclusive right to participate in the development of the surrendered contract area. The Guinea concession is subject to a 10% overriding royalty interest to the Guinea Government and we are entitled to recover 75% of our cost. In addition, the Guinea Government may elect to take a 15% working interest in any exploitation area.

The first exploration period runs for two years from the date of the 2006 PSC, with two automatic extensions. In the first exploration period we are required to acquire, evaluate, and analyze 2D or 3D seismic with an estimated minimum expenditure of $10 million. The second exploration period begins at the end of the first exploration period and runs for 4 years with an automatic extension of 4 years. In the second exploration period we are required to acquire additional 2D or 3D seismic, evaluate it and analyze it with an estimated minimum cost of $6MM, and drill two exploration wells for an estimated minimum cost of $15 million to $20 million each and minimum well depth of 2,500 meters from the surface of the water.  The fulfillment of the work scope during each exploration period relieves us from any minimum expenditure obligation. The exploitation period(s) for each exploitation area (as specified) will be for 25 years with two ten year automatic extensions available for a total of 45 years. Each well in the exploitation area will have its own exploitation period.

Loss on disposal of equipment

Hyperdynamics conducted a physical inventory of oilfield equipment and concluded that, at year-end, oilfield equipment with a cost basis of $234,000 and a net book value of $104,000 were no longer in service.  As a result, we recorded a $104,000 charge for loss on retirement of equipment

4. ASSET RETIREMENT OBLIGATIONS

SFAS No. 143, “Accounting for Asset Retirement Obligations,” addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. The associated asset retirement costs are capitalized as part of the carrying cost of the asset. The company's asset retirement obligations consist of estimated costs for dismantlement, removal, site reclamation and similar activities associated with its oil and gas properties. An asset retirement obligation and the related asset retirement cost are recorded when an asset is first drilled, constructed or purchased. The asset retirement cost is determined and discounted to present value using a credit-adjusted risk-free rate. After initial recording, the liability is increased for the passage of time, with the increase being reflected as accretion expense in the statement of operations. Subsequent adjustments in the cost estimate are reflected in the asset retirement obligation liability and the amounts continue to be amortized over the useful life of the related long-lived asset.

The following is a reconciliation of our asset retirement obligation liability as of June 30, 2007 and 2006:

	2007	2006
	(in Thousands)

Asset retirement obligation, beginning of period	$12	$-
Liabilities incurred	-	12
Revisions of estimates	115	-
Accretion of discount	1	-
Asset retirement obligation, end of period	$128	$12

5. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of June 30, 2007 and 2006 include the following:

	2007	2006
	(in Thousands)
Accounts payable	$679	$436
Accrued payroll	30	19
Accrued insurance	153	146
Taxes payable	17	6
Deferred rent	16	-
Accrued revenue interest payable	-	30
	$895	$637

6. ACCOUNTS PAYABLE SEISMIC DATA

In February 2003, SCS agreed to pay $650,000 to Offshore Seismic Surveys, Inc. (OSS), an offshore seismic company, in exchange for OSS agreeing to release SCS from the $550,000 due to OSS for the Guinea seismic data. The additional $100,000 was charged to expense in 2003. OSS maintains a lien on the ownership and sale of 1,000 kilometers of the seismic data acquired in 2002, as security for the $650,000.

Any user license sales proceeds generated from user licenses of the this data shall first go to payoff the $650,000 liability at a rate of 90 percent of gross user license sales proceeds for OSS and 10 percent to SCS until the $650,000 is paid in full. Any funding arrangement SCS enters into with respect to the Guinea PSC,, whereby all rights and obligations under the PSC are transferred, shall cause the $650,000 to become immediately due upon signing and funding of such agreement.  The payable is accrued at June 30, 2005.

7. SHORT TERM NOTES PAYABLE

Short  term notes payable consist of the following as of June 30:

	2007	2006
	(in Thousands)
Directors and Officers Liability Insurance premium notes payable with $24,000 down and the balance payable in 9 monthly installments of $11,000 including interest of 6.5% APR for the period ended June 30, 2007 and June 30, 2006;	119	95

Auto insurance finance agreement payable with $4,000 and $7,000 down, respectively, and the balance payable in monthly installments of $2,000.	16	11

Note payable for legal settlement in six monthly installments of $40,000 principal plus 18% interest	240

	$375	$106

8. CONVERTIBLE DEBENTURES

In June 2006, we issued, in three tranches, an aggregate of $6,000,000 in 10% convertible debentures due June 19, 2009 pursuant to a financing arrangement with Cornell Capital Partners, LP. The debentures were secured by substantially all of the assets of the company, except for the assets of our subsidiaries SCS Corp and SCS Guinea SARL and our assets and operations in the Republic of Guinea.

In connection with these debentures, we received net aggregate proceeds of $5,440,000 and issued warrant to purchase 2,100,000 shares of our common stock at a weighted-average exercise price of $3.15. The warrants were valued at $1,314,000 using the Black-Scholes option pricing model. In addition, the debentures contained a beneficial conversion feature totaling $866,000.

During fiscal 2007, all of the debentures were converted into common shares. At the time of conversion, we recognized $2,719,000 in additional interest expense due to the acceleration of the discount amortization. The following table reflects the activity for the years ended June 30, 2007 and 2006:

	June 30,
	2007	2006
Face value of debentures	$6,000,000	$4,000,000
Less: Discount related to warrants	(1,314,000)	(1,314,000)
Discount related to conversion feature	(845,000)	(782,000)
Discount related to financing costs	(560,000)	(380,000)
Subtotal	3,281,000	1,524,000
Add: Amortization of discount	2,719,000	32,000
Total principal	6,000,000	1,556,000
Less payments:
Conversion to common shares	(6,000,000)
Balance of debentures at year end	$-	$1,556,000

At the time of issuance, we analyzed the convertible debentures for derivative accounting consideration under SFAS 133 and EITF 00-19. Hyperdynamics determined the conversion feature met the criteria for classification in stockholders' equity under SFAS 133 and EITF 00-19. Therefore, derivative accounting is not applicable for the convertible instruments.

9. LETTER OF CREDIT

We obtained a letter of credit in favor of our landlord in the amount of $75,000 to guarantee our lease payments for our corporate office in Sugar Land, Texas.  The letter of credit is guaranteed by a security interest in a certificate of deposit with Frost Bank that may not be redeemed until the letter of credit expires Hyperdynamics opened a Time Certificate of Deposit with Frost Bank on January 6, 2006 for an initial deposit amount of $75,000 securing a letter of credit. The Certificate of Deposit term is 24 months and the maturity date is January 6, 2008.  . There were no draws against this letter of credit as of June 30, 2007. The letter was extended until October 31, 2007 and the funds will be free of restriction at that time.

10. INCOME TAXES:

Income taxes are not due since Hyperdynamics has had losses since inception. Hyperdynamics has net operating loss carryforwards of approximately $28,486,000 at June 30, 2007. Components of income tax expense for the years ended June 30, 2007, 2006 and 2005 are as follows:

	2007	2006	2005
Deferred tax asset	$9,566,000	$6,393,000	$4,389,000
Increase in valuation allowance for deferred tax assets	(9,566,000)	(6,393,000)	(4,389,000)

Income tax expense	$-	$-	$-

Internal Revenue Section 382 restricts the ability to use these carryforwards whenever an ownership change as defined occurs. Hyperdynamics incurred such an ownership change on January 14, 1998 and again on June 30, 2001, As a result of the first ownership change, Hyperdynamics' use of net operating losses as of January 14, 1998 of $949,000 are restricted to $151,000 per year. The availability of losses from that date through June 30, 2001 of $3,313,000 are restricted to $784,000 per year. Losses in fiscal 2002 and beyond are not restricted. The net operating loss carryforwards expire from 2011 to 2027.

The difference between the statutory tax rates and our effective tax rate is due to the valuation allowance applied against our deferred tax assets generated by net operating losses.

11. SHAREHOLDERS' EQUITY:

Series A Preferred Stock

In January 2000, we issued 3,000 shares of Series A Convertible Preferred Stock for net proceeds of $2,604,190. The stated value is $1,000 per share and par value is $.001.  This series is non-voting and has a dividend rate of 4%, payable at conversion in either cash or shares of common stock, at Hyperdynamics' option. During 2000 and 2001, 1,055 shares were converted to common stock.  As a result, 1,945 shares remain outstanding at June 30, 2007.  By terms of the agreement, the preferred shares are convertible into Hyperdynamics' common stock at a price equivalent to the lower of the trading price when purchased of $5.25 or 80% of the current 5-day trading average. All or any of the stock may be converted at any time at the holder's option.  According to the terms of the agreement, all preferred shares outstanding as of January 30, 2002 were to be automatically converted to common stock.  If the Series A stock had been converted at that time, approximately 4,862,000 shares of common stock would have been issued.  This conversion did not occur because of legal claims filed by both the Series A shareholders and Hyperdynamics against each other.  Remaining conversions, if any, would be determined by the outcome of the lawsuit.

Hyperdynamics has not converted any of the Series A shares since fiscal 2001 because of claims filed in November 2001 in its lawsuit against the Series A shareholders. Since the outcome is not known and no conversion had been effected, Hyperdynamics continued to accrue dividends on the 1,945 shares through September 30, 2004. Management evaluated the accrual as of September 30, 2004 and determined the accrual should be discontinued.  Management reevaluates the accrual periodically and considers the current accrual to be adequate to cover the liability, if any, pursuant to the lawsuit.

As of June 30, 2007, $372,000 in dividends had been accrued, which represents accruals through 2005. No dividends have been accrued in 2006 or 2007.

Series B Preferred Stock

On May 31, 2001, we issued 2,725 shares of Series B Convertible Preferred Stock in connection with the acquisition of SCS Corporation. Series B stockholders are related parties (see note 16).  The stated value is $1,000 per share and the par value is $0.001. Each Series B share may vote 7,408 common shares for a total of 20,186,800 votes. The shares are convertible to common stock at the lesser of $0.135 or 50% of the current 5- day average trading price. Series B stockholders are entitled to a 4% cumulative dividend on the stated value, which is payable only upon conversion of the preferred stock. Dividends may be paid in stock or cash at Hyperdynamics' option. Dividends accrued on the Series B were  $27,000 as of June 30, 2005. In each of the years ended 2006 and 2007, dividends of $109,000 were accrued. The resulting balance in accrued dividends was $245,000 as of June 30, 2007.

During June 2007, 238 shares of Series B Preferred Stock were converted into 1,762,962 shares of common stock.  As a result, 2,487 shares of Series B Preferred Stock remain outstanding.

If all Preferred Series A and B shares were converted as of June 30, 2007, based on the then-market price of the stock, total common shares outstanding would be approximately 73,664,000 shares.

Common Stock

For exercise of options for cash:

In June 2007, options and warrants to purchase 8,910 shares of common stock at prices ranging from $2.15 per share were exercised for gross proceeds of $19,157.

For exercise of warrants for cash:

In October 2006, warrants to purchase 17,500 shares of common stock at $2.00 per share were exercised for gross proceeds of $35,000.

In November 2006, warrants to purchase 4,220 shares of common stock at $2.00 per share were exercised for gross proceeds of $8,440.

In December 2006, a warrant to purchase 41,400 shares of common stock at $2.00 per share was exercised for gross proceeds of $82,800.

In February 2007, a warrant to purchase 31,778 shares of common stock at $0.01 per share was exercised for gross proceeds of $318.

In March 2007, a warrant to purchase 200,000 shares of common stock at $0.50 per share was exercised for gross proceeds of $100,000.

In April 2007, a warrant to purchase 25,000 shares of common stock at $0.01 per share was exercised for gross proceeds of $250.

In June 2007, warrants to purchase 405,000 shares of common stock at prices ranging from $.01 per share to $.50 per share were exercised for gross proceeds of $177,750.

In June 2007, a related party exercised warrants to purchase 188,242 shares of common stock at $.50 per share for gross proceeds of $94,122.

For cashless exercise of options:

In November 2006, the Company issued 4,356 shares of common stock upon the cashless exercise of options to purchase 10,000 shares of common stock.

In December 2006, the Company issued 1,646 shares of common stock upon the cashless exercise of options and  to purchase 5,000 shares of common stock.

In June 2007, the Company issued 59,211 shares of common stock to a related party upon the cashless exercise of options to purchase 100,000 shares of common stock.

In June 2007, the Company issued 11,501 shares of common stock upon the cashless exercise of options to purchase 28,090 shares of common stock.

For cashless exercise of warrants:

In December 2006, a related party exercised his warrant and  the Company issued 80,669 shares of common stock upon the cashless exercise of warrants to purchase 101,757 shares of common stock.

For services and legal settlement:

During the year ended June 30, 2007, Hyperdynamics issued 232,816 shares of common stock for consulting services, board of director services and legal fees with a total value of $485,000.

During the year ended June 30, 2007, Hyperdynamics issued 30,000 shares of common stock for a legal settlement with a total value of $82,000.

For warrants exercised associated with convertible debentures:

In June 2006, Hyperdynamics entered into financing agreement in which an outside investor purchased a convertible debenture (see Note 8).  In connection with the convertible debenture, Hyperdynamics issued three detachable warrants to purchase up to 2,100,000 shares of common stock at a weighted-average exercise price of $3.15 (see Note 8). In June 2007, the warrants were repriced to $2.50 per share in connection with a provision in the agreement that required a repricing of the warrants upon the event that other warrants or options were issued or repriced at a lower exercise price.  In June 2007, warrants to purchase 2,100,000 shares of common stock at $2.50 per share were exercised for gross proceeds of $5,250,000.  The cash was received on July 3, 2007.

For conversion of convertible debentures:

During the year ended June 30, 2007, we issued 3,000,000 shares of common stock  pursuant to the  conversion of convertible debentures with a principal amount of  $6,000,000 (see Note 8) .

For conversion of preferred stock by related party:

1,762,962 shares of common stock were issued pursuant to the conversion of 238 shares of preferred Series B stock during the year ended June 30, 2007.

For cash:

During June 2007, 97,000 shares of common stock were sold at the current market price, which then was $2.91 per share, for $268,000 in net proceeds.

For acquisitions:

During June 2007, 100,000 shares of common stock were issued as a down payment against the purchase of working interest in oil and gas properties in Louisiana.  They were valued at the market price on the agreement date, which then was $2.74 per share, for $274,000.

During August 2006, 66,904 shares of common stock that had been previously issued to an individual in conjunction with the acquisition of HYD Resources was returned to Hyperdynamics and canceled.

Beneficial conversion costs:

During August 2006, Hyperdynamics entered into a convertible debenture agreement with an investor (see Note 8). Discounts related to the beneficial conversion feature and to the detachable warrant issued with these debentures totaled $80,000.

12. DEEMED DIVIDENDS

In March 2007, the Company modified the terms of certain warrants previously issued between October 2003 and March 2004.  The term and price of the warrants, originally 3 years and $2.00, respectively, were changed to 5 years and $4.00, respectively.  The modification resulted in a deemed dividend of $2,370,000, which was calculated using the Black-Scholes method assuming volatility of 105% and a risk adjusted interest rate of 5%.

In June 2007, the Company again modified the terms of certain warrants previously issued between October 2003 and March 2004.  The price of the warrants was reduced from $4.00 to $2.50.  The modification resulted in a deemed dividend of $1,189,000, which was calculated using the Black-Scholes method, assuming volatility of 110% and a risk adjusted interest rate of 5%.

In June 2007, the Company modified the terms of certain warrants previously issued between June 2006 and August 2006.  The price of the warrants was reduced from $4.00 to $2.50.and the 544,000 additional shares became available for purchase in accordance with contractual provisions.  The modification resulted in a deemed dividend of $1,499,000, which was calculated using the Black-Scholes method assuming volatility of 105% and a risk adjusted interest rate of 5%..  Also, in accordance with the contract, the amended  and re-issued warrants included the right to purchase an additional 544,000 shares of common stock at $2.50 per share.

13. STOCK OPTIONS AND WARRANTS

Hyperdynamics' Stock Option Plan provides for the grant of non-qualified options to directors, employees and consultants, and opportunities for directors, officers, employees and consultants to make purchases of stock in Hyperdynamics. In addition, Hyperdynamics issues stock warrants from time to time to employees, consultants, stockholders and creditors as additional financial incentives. The plans and warrant issuances are administered by the Board of Directors or the Compensation Committee who have substantial discretion to determine which persons, amounts, time, price, exercise terms, and restrictions, if any.

Options granted to employees

During 2007, 2006 and 2005, respectively, Hyperdynamics issued 1,126,999, 640,000 and 0 options or warrants to employees. The compensation cost recognized for this share-based compensation was $1,089,000, $381,000, and $0 for the years ended June 30, 2007, 2006 and 2005, respectively, based on the Black-Scholes option pricing model.  The weighted average fair value of the employee and consultant stock options and warrants vested during 2007, 2006 and 2005 was $3.89, $1.26 and $2.29, respectively.

The following table details the significant assumptions used to computing the fair market values of employee stock options granted:

	2007	2006	2005
Risk-free interest rate	5%	1.50-2.50%	N/A
Dividend yield	0%	0%	N/A
Volatility factor	105-107%	124%	N/A
Expected life (years)	1-1.5	2	N/A

Warrants granted to consultants

During 2007, Hyperdynamics granted warrants to purchase 1,631,778 shares of common stock to consultants, including a grant of 1,500,000 to a related party.  The compensation cost recognized for the warrants granted to the related party was $4,227,000.   The compensation cost recognized for the warrants granted to other consutants was $195,000.  During 2005 and 2006, Hyperdynamics did not grant any compensatory warrants to consultants. However, in 2004, Hyperdynamics had granted 2,360,000 warrants to consultants, which vested during 2004, 2005 and 2006. The compensation cost recognized for these warrants was $474,000 and $1,833,000 for the years ended June 30, 2006 and 2005, respectively, based on the Black-Scholes option pricing model.

The following table details the significant assumptions used to computing the fair market values of warrants granted to consultants:

	2007	2006	2005
Risk-free interest rate	5%	2.50%	2.50%
Dividend yield	0%	0%	0%
Volatility factor	98-107%	114%	114%
Expected life (years)	1	3.5	3.5

The following table details the significant assumptions used to computing the fair market values of warrants granted to consultant – related party:

	2007	2006	2005
Risk-free interest rate	5%	2.50%	2.50%
Dividend yield	0%	0%	0%
Volatility factor	134%	114%	114%
Expected life (years)	3	3.5	3.5

The following table summarizes information about share-based payment arrangements regardless of the employment status of the grantee.

	2007	2006	2005
Total compensation cost recognized in net loss	6,085	1,556	1,881
Tax benefits	N/A	N/A	N/A
Capitalized share based compensation cost	N/A	37	342
Cash received from exercise of share options	19	0	0
Tax benefits realized from option exercises	0	0	0

Other Warrants

In addition to warrants and options issued to consultants and employees, the following transactions occurred:

Warrants to purchase 3,471,000 shares of common stock at $2.50 per share that had expired were extended with a new exercise price of $4.00 per share in March 2007 (See Note 12).  This resulted in a deemed dividend of $2,370,000.

The following table details the significant assumptions used to compute the fair market values of the modifications to warrants to purchase 3,471,000 shares of common stock  modified in March  2007:

	Before	After
Risk-free interest rate	5.05%	4.58%
Dividend yield	0%	0%
Volatility factor	105%	105%
Expected life (years)	0	2

The warrants to purchase 3,471,000 shares of common stock at $4.00 per share were repriced in June 2007 with a new exercise price of $2.50 per share.  This resulted in a deemed dividend of $1,189,000. The following table details the significant assumptions used to compute the fair market values of warrants  3,471,000 shares of common stock modified in June  2007:

	Before	After
Risk-free interest rate	4.87%	4.87%
Dividend yield	0%	0%
Volatility factor	109%	109%
Expected life (years)	4	2.5

Warrants originally issued in conjunction with the convertible debentures (Note 8) to purchase 1,145,000 shares of common stock were repriced from $3.00 and $4.00 per share to $2.50 per share and the number of warrants was increased to provide for the right to purchase an additional 544,000 shares of common stock at $2.50 per share in accordance with contractual anti-dilution provisions.  This resulted in a deemed dividend of $1,499,000.  The following table details the significant assumptions used to compute the fair market values of warrants to purchase 1,145,000 shares of common modified in June:

	Before	After
Risk-free interest rate	4.90%	4.90%
Dividend yield	0%	0%
Volatility factor	105%	105%
Expected life (years)	4	4

Warrants to purchase 3,480,000 shares of common stock at $4.00 per share were issued as part of a legal settlement.The following table details the significant assumptions used to compute the fair market values of warrants to purchase 3,480,000 shares of common stock that were granted in June 2007 in conjunction with the settlement of a lawsuit:

Risk-free interest rate	4.96%
Dividend yield	0%
Volatility factor	138%
Expected life (years)	7

Warrants originally issued in conjunction with a legal settlement to purchase 3,480,000 shares of common stock were repriced to $2.40 per share in June 2007 in accordance with contractual provisions.  At the time of the repricing, related parties owned the warrants.  This resulted in additional settlement expense of $167,000, which was calculated using the Black-sholes method assuming volatility of 137% and a risk adjusted interest rate of 5%.

Warrants to purchase 2,939,373 shares were issued in conjunction with two convertible debenture arrangements in 2006.

Investors purchased 3,732,403 warrants in conjunction with purchases of SCS preferred stock and Hyperdynamics common stock in 2005.

Summary information regarding options and warrants is as follows:

	Options	Weighted Average Share Price	Warrants	Weighted Average Share Price
Outstanding at year ended June 30, 2004	-	-	7,283,403	$1.69
Granted	-	-	250,000	.55
Exercised	-	-	(321,500)	.52
Expired	-	-	(600,000)	6.50
Outstanding at year ended June 30, 2005	-	-	6,611,903	$1.27
Granted	640,000	$1.30	2,600,000	.2.72
Exercised	(5,000)	1.55	(1,630,000)	.62
Expired	-	-	(10,000)	.28
Outstanding at year ended June 30, 2006	635,000	1.30	7,571,903	$1.90
Granted	1,126,999	$5.05	17,224,344	3.13
Exercised	(152,000)	1.72	(3,093,809)	1.87
Expired	-	-	(11,589,655)	3.36
Outstanding at year ended June 30, 2007	1,609,999	$3.89	10,112,783	$2.46

Warrants outstanding and exercisable as of June 30, 2006
Exercise Price	Outstanding Number of Shares	Remaining Life	Exercisable Number of Shares
$.23	800,000	1 year	800,000
$.25	175,000	2 years	175,000
$.50 - $1.00	962,000	1 year	962,000
$2.00	3,534,903	1 year	3,534,903
2.50	955,000	5 years	955,000
3.50	715,000	5 years	715,000
4.00	430,000	5 years	430,000
	7,571,903		7,571,903

Options outstanding and exercisable as of June 30, 2006
Exercise Price	Outstanding Number of Shares	Remaining Life	Exercisable Number of Shares
$1.00 - 1.49	400,000	1 year	40,000
$1.50 - 1.99	120,000	1 year	120,000
$2.00 - 2.49	115,000	3 years	115,000

	635,000		275,000

Warrants outstanding and exercisable as of June 30, 2007
Exercise Price	Outstanding Number of Shares	Remaining Life	Exercisable Number of Shares
$.23	800,000	0 years	800,000
$.25	125,000	1 year	125,000
$.50	142,000	0 years	142,000
$2.40	3,480,000	7 years	3,480,000
$2.50	544,000	5 years	544,000
$2.50	3,471,783	2 years	3,471,783
$4.00	1,500,000	7 years	1,500,000
$5.00	50,000	3 years	-
			-
	10,112,783		10,062,783

Options outstanding and exercisable as of June 30, 2007
Exercise Price	Outstanding Number of Shares	Remaining Life	Exercisable Number of Shares
$1.00 - 1.49	400,000	1 year	400,000
$1.50 - 1.99	40,000	2 years	40,000
$2.00 - 2.49	155,000	1 year	155,000
$2.00 – 2.49	179,999	2 years	179,999
$2.00 - 2.49	130,000	3 years	130,000
$2.00 – 2.49	400,000	1 year	40,000
$2.50 - 2.99	40,000	1 year	40,000
$2.50 – 2.99	65,000	2 years	65,000
$5.00	300,000	3 years	-
$10.00	300,000	3 years	-

	1,609,999		1,009,999

14. SEGMENT INFORMATION

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

The following tables summarize certain balance sheet and income statement data about Hyperdynamics' reportable segments and corporate overhead:

Year ended June 30, 2007 (in Thousands)
	SCS	HYD	Corporate	Total
Revenues from external customers	$-	$1,006	$-	$1,006
Depreciation, Depletion and Amortization – Oil and Gas Properties		162		162
Depreciation – Administration	26	2	31	59
Loss from Operations	(2,859)	(9,835)	(7,459)	(20,243)

Expenditures for long-lived assets	319	85	153	557

Year ended June 30, 2006 (in Thousands)
	SCS	HYD	Corporate	Total
Revenues from external customers	$-	$615	$-	$615
Depreciation, Depletion and Amortization – Oil and Gas Properties		116		116
Depreciation - Administration	31		19	50
Loss from Operations	(825)	(1,754)	(2,462)	(5,041)

Expenditures for long-lived assets	93	450	11	554

Year ended June 30, 2005 (in Thousands)
	SCS	HYD	Corporate	Total
Revenues from external customers	$3	$170	$-	$173
Depreciation, Depletion and Amortization – Oil and Gas Properties		77		77
Depreciation – Administration	28		20	48
Loss from Operations	(529)	(1,508)	(2,890)	(4,927)

Expenditures for long-lived assets	889	958	17	1,864

15. COMMITMENTS AND CONTINGENCIES

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

Legal Contingencies

Hyperdynamics is involved in a dispute with its series A preferred shareholders over conversion rights to common stock and whether monetary damages are due for various claims against the preferred shareholders. The economic effects of and the probable outcome of this contingency are not known.

Hyperdynamics is a party to a lawsuit styledDixon Financial Services, Ltd. v. Fidelity Transfer Company, Erin Oil Exploration, Inc., Bill Knollenberg, Ron Bearden, R.F. Bearden Associates, Inc., James Chang, Nick H. Johnson, Riley L. Burnett, Jr., Johnson, Burnett & Chang, L.L.P., Greenberg, Peden, Siegmyer & Oshman, P.C., George Siegmyer and Hyperdynamics Corporation; Cause No. 2001-06263; In the 215th Judicial District Court of Harris County, Texas.  In conjunction with the lawsuit, Hyperdynamics has entered into an agreed settledment with the plaintiff in the case making liability to the plantiff contingent upon the outcome of appeals in the case.  If Hyperdynamics loses in the appeal, it will be obligated to pay $240,000, payable $10,000 per month for 24 months.  If the appeal is successful, Hyperdynamics will seek to recover its damages, costs and attorneys fees from other defendants in the case, with Hyperdynamics having no liability.  Management considers that losses in this case are not probable and accordingly has made no accrual associated with this case.

Hyperdynamics settled two lawsuits with Trendsetter Investors, LLC and certain individuals  in a single settlement agreement and both cases were dismissed June 2007.  In conjunction with the settlement agreement,

a)
Trendsetter Investors received warrants to purchase 3,480,000 shares of restricted common stock in Hyperdynamics Corporation exerciseable at $4.00 per share, with a price reset provision that would reduce the exercise price to $2.40 under certain conditions, until June 14, 2017.  The fair value of the warrants as determined using the Black-sholes option pricing model was $8,959,000.

b)	Kent Watts would facilitate an exchange of the warrants for 1,740,000 shares of common stock. Several Hyperdynamics Series B preferred stockholders effected this exchange in June 2007.
c)	Trendsetter conveyed its 30% working interest in certain oil and gas properties it had purchased back to Hyperdynamics.
d)	Geoffrey Long received 30,000 shares of Hyperdynamics common stock valued at the market price on the agreement date of $82,000.
e)	Hyperdynamics agreed to pay $280,000 in cash to Trendsetter Investors, LLC for legal fees.

As of June 30, 2007, Hyperdynamics had issued all the stock and warrants associated with this settlement and had paid $40,000.  A short term note payable for $240,000, the balance of the legal fees that Hyperdynamics had agreed to pay, remained on Hyperdynamics’ balance sheet as of June 30, 2007.  Hyperdynamics paid the note on July 10, 2007.

Contingent notes payable

Hyperdynamics' subsidiary, SCS, has $350,000 remaining of a contingent note payable due to Seacon Computer Systems Inc., the former owners of SCS Corporation's assets.  It is payable in Hyperdynamics common stock and it is payable only if SCS has net income in any given quarter.  If SCS experiences net income in a quarter, 25% of the income will be paid against the note.

Hyperdynamics’s subsidiary, HYD, has $506,000 remaining on two contingent notes payable to one individual.  The notes are to be paid quarterly over the five years ended June 30, 2009. Payments will be due only if HYD has net income. Payment amount will be 25% of the net income for the period, unless there was a net loss in previous period(s). If there is a net loss, subsequent net income must completely offset the losses before any amounts are due. After the loss is offset, payment of 25% of the remaining net income will be due.

Operating Leases

Hyperdynamics leases vehicles and office space under long-term operating leases with varying terms.  Most of the operating leases contain renewal and purchase options.  Hyperdynamics expects that in the normal course of business, the majority of operating leases will be renewed or replaced by other leases.  As of June 30, 2007, future minimum lease payments under noncancellable operating leases with initial or remaining terms in excess of one year include:

1)	$142,000 to be paid in each of the years ended June 30, 2008 through June 30, 2013 and $58,000 to be paid in the fiscal year ended June 30, 2014 on Hyperdynamics’ office lease; and
2)	$24,000 to be paid in the year ended June 30, 2008 and $12,000 to be paid in the year ended June 30, 2009 for two vehicles.

Rent expense included in net loss from operations was $184,000, $204,000 and $278,000 in 2007, 2006 and 2005, respectively.

16. RELATED PARTY TRANSACTIONS

Michael Watts

Consulting –related party

During the year ended June 30, 2007, Michael Watts, the CEO's brother, received payment of $13,000 cash to pay for offering costs on private subscription agreements and warrants exercised. Additional offering costs will also be paid on 3,471,000 warrants purchased by private investors should they be exercised in the future. If all of these warrants were exercised, Michael Watts would receive approximately $867,750 to pay these additional costs.

In March 2007, the audit committee pre-approved a consulting contract with Michael Watts under which he will provide Investor Relations, Public Relations, Financial Consulting and general advisory services.  In June 2007, the compensation committee and audit committee approved a warrant to purchase 1,500,000 shares of common stock at $4.00 per share as the compensation associated with this agreement.  The fair value of the warrants, as computed using the Black-sholes option pricing model, was $4,227,000.  The warrants expire in June 2014.

Additionally, we recognized compensation cost of $284,000 and $1,101,000 in the years ended June 30, 2006 and 2005, respectively, as warrants which had been granted to a company affiliated with Michael Watts in January 2004 vested.  All the warrants had been exercised as of June 30, 2007.

Exercise of warrants

During the year ended June 30, 2006, the company affiliated with Mr. Watts exercised 1,010,000 warrants for $505,000.   In December 2006, the company exercised warrants to purchase 101,757 shares of common stock on a cashless basis and received a net issuance of 80,669 shares of common stock.   In June 2007, the company exercised its remaining warrants to purchase 188,242 shares of common stock for $94,122.

Compensation for working interest sales

On February 9, 2005 the Audit Committee of Hyperdynamics Corporation pre-approved a contract with Geoserve Marketing, an assumed name for Michael E. Watts, the brother of the Chief Executive Officer. Under the Agreement Geoserve Marketing was to sell up to 49% of the working interest in certain oil and gas properties owned by Trendsetter at $55,000 per point. Trendsetter agreed to pay 20% of the proceeds to Geoserve Marketing in return for services associated with the marketing of these interests. The independent audit committee pre-approved two extensions of the working interest sales contract. As of June 30, 2007, 35% working interest, or $1,925,000, had been sold and Geoserve Marketing had been paid promotion fees of $385,000.

Series B Preferred stock

In March 2007, DJX Ltd, which held 2,725 shares of Series B Preferred stock in trust for the grandchildren of Ernest Watts, the father of Chief Executive Officer Kent Watts, was dissolved as it distributed the preferred stock to corporations owned by five separate trusts on behalf of the former beneficiaries of DJX Ltd.   All owners of Series B Preferred stock are family members of Kent Watts, Hyperdynamics’ CEO.

In June 2007, four of the new corporations converted a total of 238 shares of Preferred Series B stock to 1,762,962 shares of Hyperdynamics common stock.  They then exchanged 1,740,000 shares of common stock for warrants to purchase 3,480,000 shares of common stock at $4 per share. The exchange of stock for warrants facilitated the settlement of Hyperdynamics’ lawsuit with Trendsetter Investors LLC (See Note 15). In accordance with a price reset provision in the original warrants, the exercise price of the warrants was reduced from $4.00 per share to $2.40 per share on June 29, 2007.

Series B Preferred stock accrues a dividend at 4% per year.

Exercise of option

In June 2007, Hyperdynamics issued 59,211 shares of common stock to the Chief Financial Officer upon the cashless exercise of options to purchase 100,000 shares of common stock.

17. SUBSEQUENT EVENTS

Contracts

In July 2007, SCS entered into a consulting agreement for work on the Forward Exploration Program.  The Forward Exploration Program includes updating the regional techtonic framework for the Guinea concession area, interpretation of sedimentary basins in the concession area, an oil seep study, an evaluation of areas to be surrendered in the event the projet de loi is codified, and the design of 2D seismic study to be performed in the future.  The consulting agreement extends to December 2007 and the cost will be approximately $144,000, plus data acquisition costs from outside parties of approximately $90,000.

Stock issuances

In July 2007, Hyperdynamics issued 46,669 shares of common stock for board of director services and legal fees valued at $138,000.

In July 2007, the Company issued 738,251 shares of common stock upon the cashless exercise of options to purchase 800,000 shares of common stock

In July 2007, the Company issued 119,389 shares of common stock upon the cashless exercise of options to purchase 142,000 shares of common stock

In July 2007, the Company issued 48,160 shares for $135,000 cash.

In August 2007, the Company issued 100,000 shares of common stock in conjunction with the purchase of working interest in oil and gas property.

Options granted

In July 2007, we granted options to purchase 231,000 shares of Hyperdynamics common stock with a term of three years and an exercise price of $2.80 to 12 employees and consultants.

Additionally in July, we granted options to purchase 90,000 shares of common stock at $2.38 per share to our independent Board of Directors as a bonus.  The options have a two year term.

We granted an employee options to purchase 75,000 shares of common stock with an exercise price of $2.88 and a two year term in conjunction with her employment agreement.

Oil and Gas Properties

During July and August 2007, the Company paid $1,150,000 and issued 100,000 shares of common stock in conjunction with the purchase of an 85% working interest in oil and gas properties in Louisiana, USA as discussed in Note 3.  In conjunction with the agreement, Hyperdynamics agreed to fund up to an additional $4,000,000 to be for lease operations, drilling, geological and geophysical costs and abandonment costs.  As of September 26, 2007, $341,000 of the $4,000,000 has been paid or accrued.

During August 2007, Trendsetter hired an outside contractor to drill an exploratory well on a lease in Louisiana, USA. The well was drilled to the point where it could be evaluated for commercial viability.  After evaluation, the engineering team and management opted not to complete the well.  The cost of drilling this well, approximately $192,000, will be added to the amortization base in the quarter ended September 30, 2007.

Other subsequent events

In July 2007, Hyperdynamics received $130,000 from its general liability insurance company as a reimbursement of legal costs incurred in Hyperdynamics’ suit with a former working interest holder.

18. QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data are as follows (in thousands, except per-share amounts).

2007	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$325	$342	$113	$226
Loss from Operations	(1,996)	(1,463)	(2,106)	(14,678)
Net Loss attributable to common shareholders	(2,862)	(1,858)	(2,470)	(16,118))
Basic and Diluted loss per common share	(0.06)	(0.04)	(0.05)	(0.34)

2006	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$87	$108	$134	$286
Loss from Operations	(1,385)	(1,373)	(1,646)	(637)
Net Loss attributable to common shareholders	(1,471)	(1,505)	(2,820)	(1,457))
Basic and Diluted loss per common share	(0.03)	(0.04)	(0.06)	(0.04)

The sum of loss per share for the four quarters may not equal the total loss per share for the year due to changes in the average number of common shares outstanding and rounding.

The net loss attributable to common shareholders in fourth quarter 2007 included a $9,118,000 settlement expense from the settlement of our lawsuit with Trendsetter Investors, LLC (See Note 15).  Additionally, we granted a consultant (who is a related party) warrants to purchase 1,500,000 shares of common stock.  The fair value of the award, $4,227,000, was charged to expense when the warrants vested in June.

19. SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED)

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

Costs Excluded

Since there were no proved reserves the oil and gas properties located in the Republic of Guinea, costs associated with such unproved properties related to continuing operations of $4,279,000 and $4,139,000 as of June 30, 2007 and 2006, respectively, are excluded from amounts subject to amortization. The majority of the evaluation activities are expected to be completed within three years.

Costs Excluded by Year Incurred

					Excluded at
	Year Cost Incurred				June 30,
	Prior	2005	2006	2007	2007

Property acquisition	$291,000	$-	$-	$-	$291,000
Exploration	3,192,000	590,000	66,000	140,000	3,988,000

Total	$3,483,000	$590,000	$66,000	$140,000	$4,279,000

Costs Excluded by Country

	United	Republic of
	States	Guinea	Total

Costs Excluded by Country

Property acquisition	$-	$291,000	$291,000
Exploration	-	3,988,000	3,988,000

Total	$-	$4,279,000	$4,279,000

Changes in Costs Excluded by Country

	United	Republic of
	States	Guinea	Total

Balance at June 30, 2005	$-	$4,073,000	$4,073,000
Additional costs incurred	-	66,000	66,000
Costs transferred to DD&A pool	-	-	-

Balance at June 30, 2006	-	4,139,000	4,139,000
Additional costs incurred	-	140,000	140,000
Costs transferred to DD&A pool	-	-	-

Balance at June 30, 2007	$-	$4,279,000	$4,279,000

Capitalized Costs Related to Oil and Gas Activities

Aggregate capitalized costs relating to the Hyperdynamics’ crude oil and natural gas producing activities, including asset retirement costs and related accumulated DD&A are shown below:

	United	Republic of
	States	Guinea	Total

June 30, 2007
Unproved properties	$832,000	$4,279,000	$5,111,000
Proved properties	487,000	-	487,000
Oilfield equipment	220,000	-	220,000

	1,539,000	4,279,000	5,818,000
Less cost recovery upon sale of working interest	(1,161,000)	-	(1,161,000)
Less accumulated DD&A	(174,000)	-	(174,000)

Net capitalized costs	$204,000	$4,279,000	$4,483,000

June 30, 2006
Unproved properties	$738,000	$4,139,000	$4,877,000
Proved properties	423,000	-	423,000
Oilfield equipment	467,000	-	467,000

	1,628,000	4,139,000	5,767,000
Less cost recovery upon sale of working interest	(1,161,000)	-	(1,161,000)
Less accumulated DD&A	(169,000)	-	(169,000)

Net capitalized costs	$298,000	$4,139,000	$4,437,000

Costs Incurred in Oil and Gas Activities

Costs incurred in connection with Hyperdynamics’ crude oil and natural gas acquisition, exploration and development activities are shown below:

	United	Republic of
	States	Guinea	Total

June 30, 2007
Property acquisition	$-	$-	$-
Unproved	11,000	-	11,000
Proved	-	-	-
Exploration		140,000	140,000
Development	147,000	-	147,000
		-

Total costs incurred	$158,000	$140,000	$298,000

June 30, 2006
Property acquisition
Unproved	$2,000	$-	$2,000
Proved	17,000	-	17,000
Exploration	261,000	66,000	327,000
Development	141,000	-	141,000
Sale of working interest	(421,000)	-	(421,000)

Total costs incurred	$-	$66,000	$66,000

June 30, 2005
Property acquisition
Unproved	$17,000	$-	$17,000
Proved	65,000	-	65,000
Exploration	568,000	590,000	1,158,000
Development	90,000	-	90,000
Sale of working interest	(740,000)	-	(740,000)

Total costs incurred	$-	$590,000	$590,000

Results of Operations for Producing Activities

The following schedule includes only the revenues from the production and sale of gas, oil, condensate and NGLs. The income tax expense is calculated by applying the current statutory tax rates to the revenues after deducting costs, which include DD&A allowances, after giving effect to permanent differences. Due to significant net operating loss carryforwards related to producing activities, income taxes have not been provided at June 30, 2007. The results of operations exclude general office overhead and interest expense attributable to oil and gas activities.

	2007	2006	2005

Net revenues from production	$908,000	$615,000	$55,000

Production costs
Oil and gas operating	387,000	657,000	265,000
Other taxes	104,000	65,000	6,000

Total production costs	491,000	722,000	271,000

Depreciation, depletion and amortization	72,000

Total costs	563,000	722,000	271,000

Income (loss) before income taxes	345,000	(107,000)	(216,000)

Income tax expense	-	-	-

Results of operations	$345,000	$(107,000)	$(216,000)

DD&A rate per net equivalent barrel	$3.47	$0.00	$0.00

DD&A and impairment rate per net equivalent barrel	$3.47	$0.00	$0.00

Proved Reserves

The following reserve schedule summarizes the Hyperdynamics’ net ownership interests in estimated quantities of proved oil reserves and changes in proved reserves, all of which are located in the continental United States. Reserve estimates for crude oil contained below were prepared by Ryder Scott Company, L.P., independent petroleum engineers.

	Oil	Gas
	(Barrels)	(MMCF)
Proved Reserves
Balance - June 30, 2005	-	-
Revisions of previous Estimates	-	-
Extensions, discoveries and other additions	57,514	-
Production	(13,869)	-
Purchase (sales) of minerals in place	(2,040)	-

Balance - June 30, 2006	41,605	-
Revisions of previous estimates	3,345	-
Extensions, discoveries and other additions	-	-
Production	(20,739)	-
Purchase (sales) of minerals in place	922	-

Balance - June 30, 2007	25,133	-

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

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves

	2007	2006	2005

Future cash inflows	$1,501,000	$2,963,000	$-
Future production costs	1,097,000	1,690,000	-
Future development costs	-	-	-
Future income tax expenses	-	339,000	-

Future net cash flows	404,000	934,000	-
10% annual discount for estimated timing of cash flows	35,000	80,000	-

Standardized measure of discounted future cash flows at the end of the year	$369,000	$854,000	$-

The standardized measure of discounted future net cash flows as of June 30, 2007, 2006 and 2005 was calculated using prices the following average prices in effect as of that date:

	2007	2006	2005

Average crude oil price per barrel	$68.23	$69.44	$-

Sources of Changes in Discounted Future Net Cash Flows

Principal changes in the aggregate standardized measure of discounted future net cash flows attributable to the Hyperdynamics’ proved crude oil reserves, as required by SFAS No. 69, at year end are set forth in the table below. Since there were no productions or proved reserves for the year ended 2004 and minimal oil production volume for the year ended June 30, 2005, no data was available to compute the changes in discounted future cash flows for year ended June 30, 2005.

	2007	2006	2005

Standardized measure of discounted future net cash flows at the beginning of the year	$854,000	$-	$-

Net changes in prices and production costs	(666,000)	(55,000)	-
Changes in estimated future development costs	-	-	-
Sales of oil and gas, net of production costs	(333,000)	222,000	-
Extensions, discoveries and improved recovery less related costs	-	364,000	-
Purchases (sales) of minerals in place	14,000	(9,000)	-
Revisions of previous quantity estimates	54,000	261,000	-
Previously estimated development costs incurred
Net change in income taxes	339,000	(72,000)	-
Accretion of discount	107,000	143,000	-

Standardized measure of discounted future net cash flows at the end of the year	$369,000	$854,000	$-

Item 9 Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Corporate Disclosure Controls

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures of a registrant designed to ensure that information required to be disclosed by the registrant in the reports that it files or submits under the exchange Act is properly recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission's ("SEC") rules and forms.  Disclosure controls and procedures include processes to accumulate and evaluate relevant information and communicate such information to a registrant's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosures.

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2007, as required by Rule 13a-15 of the Exchange Act. As described below, under "Management's Report on Internal Control Over Financial Reporting," material weaknesses were identified in our internal control over financial reporting as of June 30, 2007, relating to our control environment, staffing of our financial accounting department, accounting system controls, and segregation of duties. Based on the evaluation described above, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2007, our disclosure controls and procedures were not effective in ensuring that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. To address the material weakness, we performed additional analysis and other post-closing procedures in an effort to ensure our consolidated financial statements included in this annual report have been prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Management’s Report on Internal Control over Financial Reporting

Effective December 31, 2006, Hyperdynamics Corporation met the definition of "accelerated filer," as described by Rule 12b-2 of the Exchange Act. As an accelerated filer, we are required by the Sarbanes-Oxley Act of 2002 to include an assessment of our internal control over financial reporting for the year ended June 30, 2007. Our management is responsible for establishing and maintaining adequate internal control over financial reporting as that term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with generally accepted accounting principles (“GAAP”). Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations.  Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.  In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

In order to evaluate the effectiveness of our internal control over financial reporting as of June 30, 2007, as required by Section 404 of the Sarbanes-Oxley Act of 2002, our management conducted an assessment, including testing, based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”).  A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financial statements will not be prevented or detected.  In assessing the effectiveness of our internal control over financial reporting, management identified the following four material weaknesses in internal control over financial reporting as of June 30, 2007:

1.
Deficiencies in the Company’s Control Environment.  The Company’s control environment did not sufficiently promote effective internal control over financial reporting throughout the organization. This material weakness exists because of the aggregate effect of multiple deficiencies in internal control which affect the Company's control environment, including: a) a failure to effectively implement, follow, and enforce the limits on the delegation of authority for expenditure from the Board of Directors to management, including the failure by management to obtain the required Board approvals for certain expenditures; b) the lack of an effective risk assessment process for the identification of fraud risks; c) a failure to implement and ensure the consistent and timely completion of employee acknowledgments of the Company's Code of Ethics; d) the lack of an internal audit function or other effective mechanism for ongoing monitoring of the effectiveness of internal controls; and e) insufficient documentation and communication of our accounting policies and procedures.

2.
Deficiencies in the staffing of our financial accounting department.  The number of qualified accounting personnel with experience in public company SEC reporting and GAAP is extremely limited.  This weakness does not enable us to maintain adequate controls over our financial accounting and reporting processes regarding the accounting for non-routine and non-systematic transactions. There is a risk that a material misstatement of the financial statements could be caused, or at least not be detected in a timely manner, by this shortage of qualified resources. This control deficiency resulted in us recording certain adjustments prior to the issuance of our consolidated financial statements.

3.
Deficiencies in the Company's accounting system controls. We did not effectively and accurately close the general ledger in a timely manner and we did not provide complete and accurate disclosure in our notes to financial statements, as required by GAAP.  The Company failed to perform certain control procedures designed to ensure that the financial statement presentations and related disclosures were complete and in accordance with GAAP. As a result of this weakness, the Company did not identify that approximately $4.03 million of equity transactions were not properly recorded and $104,000 of property, plant and equipment, net that was not in existence as of the balance sheet date. This misstatement was corrected before the issuance of Company’s consolidated financial statements.

4.
Deficiencies in Segregation of Duties.  The Chief Executive Officer and the Chief Financial Officer are actively involved in the preparation of the financial statements, and therefore cannot provide an independent review and quality assurance function within the accounting and financial reporting group.  The limited number of qualified accounting personnel discussed above results in an inability to have independent review and approval of financial accounting entries.  Furthermore, management and financial accounting personnel have wide-spread access to create and post entries in the Company’s financial accounting system.  There is a risk that a material misstatement of the financial statements could be caused, or at least not be detected in a timely manner, due to insufficient segregation of duties.

Based on the material weaknesses described above and the criteria set forth by the COSO Framework, we have concluded that our internal control over financial reporting at June 30, 2007, was not effective.

The Company's independent registered public accounting firm, Malone & Bailey, PC, has issued an  attestation report on the Company's internal control over financial reporting. That report appears below.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management and the Audit Committee of the Company's Board of Directors have begun to develop remedial measures to address the internal control deficiencies identified above. The Company will monitor the effectiveness of planned actions and will make any other changes and take such other actions as management or the Audit Committee determines to be appropriate.

Remediation Initiatives

During fiscal 2008, we plan to implement a number of remediation measures to address the material weaknesses described above. These organizational and process changes will improve our internal controls environment and increased the likelihood of our identifying non-routine and non-systematic transactions.  The change made through the date of this annual report includes our retention of an outside consulting firm to assist us in the evaluation and testing of our internal control system and to identify improvement opportunities related to our accounting and financial reporting processes in order to streamline and improve the efficiency of these processes.  The Company's remediation plans include:

1.
We plan to hire additional personnel to assist us with documenting and communicating our accounting policies and procedures to ensure the proper and consistent application of those policies and procedures throughout the Company. Recruitment for this position(s) will begin and the selection process is expected to be completed during the second quarter of 2007.

2.
We plan to (i) require additional training for our current accounting personnel; (ii) to hire additional accounting personnel to enable the allocation of job functions among a larger group of accounting staff; (iii) to engage outside consultants with technical accounting expertise, as needed; and (iv) to consider restructuring our accounting department, each to increase the likelihood that our accounting personnel will have the resources, experience, skills, and knowledge necessary to effectively perform the accounting system functions assigned to them.

3.	We plan to implement formal processes requiring periodic self-assessments, independent tests, and reporting of our personnel's adherence to our accounting policies and procedures.

4.
We plan to design effective policies and procedures to control security of and access to financial accounting system information. If necessary, we will also consider implementing a software solution with automatic control checkpoints for day-to-day business processes.

5.	We plan to refine our period-end financial reporting processes to improve the quality and timeliness of our financial information.

Management recognizes that many of these enhancements require continual monitoring and evaluation for effectiveness. The development of these actions is an iterative process and will evolve as the Company continues to evaluate and improve our internal controls over financial reporting.

Management will review progress on these activities on a consistent and ongoing basis at the Chief Executive Officer and senior management level in conjunction with our Audit Committee. We also plan to take additional steps to elevate Company awareness about and communication of these important issues through formal channels such as Company meetings, departmental meetings, and training.

Item 9B Other Information

None

Part III

Item 10 Directors, Executive Officers and Corporate Governance

Executive Officers and Directors.

The following table sets forth the names and positions of each of our Executive Officers and Directors.

Name	Position	Age

Kent Watts	Director, Chief Executive Officer, Chairman and President	48

Harry J. Briers	Director and Executive Vice President	43

Harold A. Poling	Director	81

Albert F. Young	Director	69

Steven Plumb	Chief Financial Officer and Principal Accounting Officer	48

L. Gene Stohler	Director	78

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

Kent Watts, age 48, became Chairman of the Board of Directors and was named our President and Chief Executive Officer (CEO) on June 4, 1997. Mr. Watts has been a certified public accountant in Texas since 1985 and a licensed real estate broker since 1979. He received a Bachelor of Business Administration Degree from the University of Houston in 1983. Mr. Watts founded MicroData Systems, Inc., our former subsidiary, in 1988 and was MicroData's CEO until he became President and Chief Executive Officer of Hyperdynamics Corporation. In 2005 he traveled to Guinea and established Hyperdynamics' foreign subsidiary and laid the groundwork for a new 2006 production sharing contract.  As our CEO and Chairman of the Board, he remains primarily responsible for managing our strategic direction and focus on the vertical oil and gas industry. Mr. Watts is the founder, president and director of American Friends of Guinea, established in March of 2005 as a non-profit with a 501(c) 3 designation for the purpose of making donations for medical relief agendas in the Republic of Guinea.

Harry James Briers, age 43, has been a Director since March 2, 2000. He began as our Director of Integrated Information Systems when he joined us in May 1998. He was elected as Vice President of Operations for Hyperdynamics Corporation in 1999 and named the Chief Operating Officer in 1999. He became our Executive Vice President in October 2002, which is the only position and title he now holds. From 1988 until May 1998, Mr. Briers owned and operated Perfect Solutions, a software consulting firm in Houston, Texas. He has extensive experience in the sale and implementation of mission critical software applications. Prior work experience included consulting for Ernst & Young in its Entrepreneurial Services Group. Mr. Briers has a B.S. in Accounting and an MBA from the University of Houston-Clear Lake. As Executive Vice President, he is responsible for managing the daily operations of the organization. He holds no other directorships.

Mr. Harold A. Poling, age 81, was elected as our fourth Director on June 2, 2004. He is a former Chairman of the Board and CEO of Ford Motor Co. After finishing his MBA in accounting, he took a job with Ford in 1951. Ford of Europe had record earnings during his tenure as head of that subsidiary. He moved to Ford's North American Operations prior to being named President and COO, then Vice-chairman and CEO of, and later Chairman and CEO of Ford Motor Co., the world's second largest auto maker. He served as a member of Ford's Board of Directors from May 1979 until January 1994, and was elected Chairman in March 1990. He became a member of the Office of the Chief Executive of Ford in November 1984. He retired from Ford in January 1994. Currently, Mr. Poling serves as the Chairman of The PGA Tournament Players Club of Michigan and is also the chairman for Eclipse Aviation Corp. He is a Director of, Monmouth, IL. College Senate, and William Beaumont Hospital where he is also a trustee. He is also a member of the Board of Trustees of Spring Arbor University. In the past, Mr. Poling served on the Boards of ArvinMeritor, Flint Ink Corporation, Royal Dutch Shell, Kellogg, and is past Director of the Professional Golf Association's (PGA) Tour Policy Board.

Albert F. Young, age 68, was elected to the Board of Directors on October 18, 2004. He currently owns and operates Al Young Sales and Consulting. He retired from Venture Industries, where he had spent the preceding 14 years, in 2003. Currently, he continues to consult with Venture and is the Executive Assistant to its Chairman. During his tenure at Venture, Mr. Young was responsible for building his division's sales to approximately $500 million annually. Additionally, Mr. Young was instrumental in formulating and orchestrating several acquisitions and joint ventures including Venture's purchase of a Ford plastic plant, design center and two tool shops in Melbourne, Australia. These acquisitions made Venture a supplier of automotive design projects. Additionally, Mr. Young helped Venture acquire Bailey Corporation and a third tool shop in Michigan and became a joint venture partner with Visteon in the purchase of Atlantic Automotive in Benton Harbor, Michigan. He holds no other public company directorships.

Steven Plumb, age 48, has been our CFO and Principal Accounting Officer since November 2005. He is a CPA licensed to practice in Texas. Mr. Plumb is a financial manager and senior executive experienced in operations, finance and marketing. He has Big 4 CPA experience, a background in IT, biotech, Fortune 500 firms, medical and utility companies, distribution, real estate, construction, governmental entities, and non-profit organizations. During 1981-1982, Mr. Plumb was a staff accountant at PriceWaterhouseCoopers. During 1982-1984, Mr. Plumb was a staff accountant at Kalman Phillips & Leon, P.C. During 1984-1987, Mr. Plumb was a supervising senior accountant at KPMG. During 1987-1990, Mr. Plumb was the controller of Memorial Hermann Rehabilitation Hospital. During 1990-1992, Mr. Plumb was the CFO of DePelchin Children's Center. During 1992-present, Mr. Plumb was the President of Steven M. Plumb, P.C. During 1997-2001, Mr. Plumb was the President of Orchard Consulting Group, Inc. During 2002-2004, Mr. Plumb was the CFO of ADVENTRX Pharmaceuticals, Inc. During 2003-present, Mr. Plumb was the President of Clear Financial Solutions, Inc. Mr. Plumb is a member of: American Institute of Certified Public Accountants; Texas Society of Certified Public Accountants; Houston Chapter of Texas Society of Certified Public Accountants; Houston Technology Center; and Association for Corporate Growth. Mr. Plumb is active in BioHouston and the Rice Alliance. Mr. Plumb has a Bachelor of Business Administration degree from the University of Texas at Austin, Austin, Texas, 1981. There is no family relationship between Mr. Plumb and any of our officers or directors. We have a one year contract with Clear Financial Solutions, Inc., a company owned by Mr. Plumb, which has agreed to provide us with a so called “contract” CFO, namely Mr. Plumb. We pay a fee directly to Clear Financial Solutions, Inc. in the amount of $5,200 per month for Mr. Plumb's services as our CFO and some additional services provided to us by Clear Financial Solutions, Inc.

L. Gene Stohler, age 78, is a Director. One of Mr. Stohler's early activities in 1959 was supporting the inventor of the cruise control system for automobiles. Mr. Stohler provided marketing, sales and manufacturing support assistance to the inventor. In 1970, Mr. Stohler began working for Rockwell International as the General Manager of the Service Parts Group of Rockwell. In 1978, Mr. Stohler was promoted to Director of Marketing for Rockwell. In 1983, Mr. Stohler joined ITT Automotive as Vice President, World Wide Sales and Marketing. His activities at ITT Automotive included sales management for the Anti-Lock Brake System sales to the automotive industry. In 1989, Mr. Stohler joined Masco Corporation as the Vice President--Marketing and Planning for the Masco Tech Automotive Group which had $750 million in sales, including projects such as engineering and building the Ford Mustang Convertible from a basic chassis. Mr. Stohler retired from MascoTech in 2003 and joined Bankers Integration Group, a startup company at that time, as the VP--Business Development, reporting to the Chairman. Bankers Integration Group, Inc. is a technology and software development company that provides decision support tools and services to the automotive industry for the purpose of assisting automobile dealers and financial institutions with interpretation of credit data, and matching buyers with available loan programs. Mr. Stohler is a past Board member of the Automotive Hall of Fame, Oakland University and a member of the Board of Breed Technologies, a supplier of safety equipment to the automotive industry.

Information Concerning the Board of Directors and its Committees.

We have an Audit Committee. The Audit Committee was created during October 2004. Mr. Poling, Mr. Stohler and Mr. Young are the members of the Audit Committee. All committee members are independent. Mr. Poling is the financial expert based on his work as Chairman and CEO of Ford Motor Co. The Audit Committee has a written charter, which was included in our proxy statement filed on December 28, 2004. During the year ended June 30, 2007, the Audit Committee met 4 times and took action by Unanimous Consent 3 times.

We have a compensation committee that started its work during fiscal 2006. Mr. Young and Mr. Stohler are members of the Compensation Committee. Both committee members are independent. During the year ended June 30, 2007, the Compensation Committee met 4 times and took action by Unanimous Consent 4 times.

We have a nominating committee. The Committee has not adopted formal policies with regard to the process to be used for identifying and evaluating nominees for Director. At this time, the Committee has discretion over the consideration of candidates nominated. We believe this is adequate based on our size and each current Committee member's qualifications.

The Board has not adopted formal policies with regard to shareholder communications with individual Board members. However, we are currently in the process of developing these policies and procedures.

The Board of Directors held meetings on 8 occasions during the fiscal year ended June 30, 2007. The Board of Directors also took action by written consent on 24 occasions during the fiscal year ended June 30, 2007, in which all present Directors took part.

Section 16(a) Beneficial Ownership Reporting Compliance.

We have reviewed the Forms 3, 4 and 5 submitted to us relating to fiscal 2007. We have found that Harry Briers, Harold Poling, Albert F. Young, L. Gene Stohler, Steven Plumb, DJX Ltd, TW Trust, Tyler Watts, Angela Watts, TWJ Navigation, Inc. and Kent Watts have filed all required Forms 3, 4 and 5 during fiscal 2007.

 The following table summarizes the results of our review:

Name	Form Type	Number of forms filed late	Number of transactions reported late

Kent Watts	4	1	1
Harold Poling	4	2	3
Albert F. Young	4	1	2
L. Gene Stohler	4	2	3
Steven Plumb	4	1	1

Code of Ethics.

We have adopted a Code of Ethics for our senior Executive Officers and Financial Officers, which was filed in our 10-KSB Amendment Number 1 on May 16, 2005. We will provide without charge a copy of our Code of Ethics upon request. Such request should be directed in writing to: Kent Watts, Hyperdynamics Corporation, One Sugar Creek Center Blvd., #125, Sugar Land, Texas 77478, voice: (713) 353-9400, fax: (713) 353-9421. Our Web site is www.hypd.com.

Information about Board Committees

We have a Nomination Committee that started its work during fiscal 2007.  Decisions concerning the nominees for Director for fiscal 2007 were made by the Nomination Committee.  Mr. Young, Mr. Stohler, and Mr. Poling are members of the Nomination Committee.  All nomination committee members are independent.

The Committee does not have a charter.  The Committee has not adopted a policy with regard to the consideration of director candidates recommended by security holders.  The Committee has not adopted formal policies with regard to the process to be used for identifying nominees for Director.  However, it is currently in the process of developing policies and procedures for identifying and evaluating nominees for Director. At this time, the consideration of candidates is at the Committee’s discretion.  We believe this is adequate based on our size and each current Board member's qualifications.

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

Item 11 Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

Compensation Objectives and Elements

The objectives of the Compensation Committee of the Board of Directors in determining executive compensation are to (1) attract and retain key individuals who are important to the continued success of Hyperdynamics, and (2) provide strong financial incentives, at reasonable cost to the shareholders, for senior management to enhance the value of the shareholders’ investment.

The elements of compensation that the Committee uses to accomplish these objectives include base salaries, stock and stock options,  and employment and change in control agreements. Base salaries are targeted to attract and retain key executives.

The company’s compensation plans are designed generally to ensure full tax deductibility of compensation paid under the plans. This includes compliance with Section 162(m) of the Internal Revenue Code, which limits the company’s tax deduction for an executive’s compensation to $1 million unless certain conditions are met. For fiscal year 2007 the full amount of all compensation provided to all executives was tax deductible to the company.

Administration of Executive Compensation

The Compensation Committee reviews and approves corporate goals and objectives relevant to compensation of the Chief Executive Officer, evaluates the CEO’s performance and sets his compensation. The Committee also reviews the CEO’s recommendations for and sets the salaries of other key officers.

The CEO attends Committee meetings and makes recommendations to the Committee concerning the base salaries of all subordinate officers. Neither the CEO nor any other company officer or employee attends periodic executive sessions of the Committee.

The Compensation Committee took action on matters affecting fiscal year 2007 executive compensation on the following dates:

Date	Committee Action

August 10, 2006	Approved Executive Employment Agreement and Severance Agreement for Kent P. Watts

October 7, 2006	Approved Executive Employment Agreement and Severance Agreement for Harry Briers

December 14, 2006	Confirmed Approval of Executive Employment Agreement and Severance Agreement for Harry Briers

Base Salaries

The Compensation Committee sets base salaries for officers with individual salaries based on level of responsibility and individual performance. The Committee reviewed these salaries in August and October of 2006.

Stock Incentives

The company’s Stock and Stock Option Plan (“Plan”) authorizes the Compensation Committee to grant stock options, restricted stock, and S-8 registered stock to officers and other key employees. The Committee implements this authority by awarding stock options designed to tie the interests of all senior executives to the long-term consolidated financial results of the company.

COMPENSATION TABLES

The following tables show salaries, bonuses, incentive awards, retirement benefits and other compensation relating to fiscal year 2007 for the Chief Executive Officer, Chief Financial Officer and the three other most highly compensated executives.

SUMMARY COMPENSATION TABLE

							Change in
						Non-Equity	Pension Value
Name &						Incentive Plan	& Nonqualified
Principal				Stock	Option	Compensation	Deferred Compensations	All Other
Position	Year	Salary	Bonus	Awards	Awards	($) (g)	Earnings	Compensation	Total
(a)	(b)	($) (c)	($) (d)	($) (e)	($) (f)		($) (h)	($) (i)	($) (j)
Kent Watts Chairman, Pres. & CEO (1)	2007	$251,939	-	-	$236,355			17,814	$506,108
Kent Watts Chairman, Pres. & CEO (2) (5)	2006	102,600	-	$16,000	-			15,470	134,070
Kent Watts Chairman, Pres., CEO, & CFO (2) (3) (5)	2005	93,200	-	9,746	-			20,022	122,967
Harry Briers Exec. Vice Pres. (4)	2007	188,173	-	-	109,677				297,850
Harry Briers Exec. Vice Pres. (4) (5)	2006	98,654	-	16,000	-				114,654
Harry Briers Exec. Vice Pres. (4) (5)	2005	89,619	-	9,746	-				99,365
Steven Plumb CFO	2007	78,647	-	-	-				78,647
Steven Plumb CFO	2006	59,256	-	-	142,523				201,779

Columns  (d), (g),and (h): No named executive received such compensation for fiscal year 2007.

Columns (e) and (f): Effective January 1, 2006, the company adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment  (FAS No. 123R), which requires the company to recognize compensation expense for stock options and other stock-related awards granted to employees and directors based on the estimated fair value of the equity awards at the time of grant. The assumptions used to determine the valuation of the awards are discussed in note 13 to the consolidated financial statements. The amounts shown in these columns are the dollar amounts recognized by the company for financial statement reporting purposes with respect to fiscal years 2005, 2006, and 2007 for each named executive in accordance with FAS 123R. Such amounts do not correspond to the actual value that will be recognized by the named executives.

Column (i): Payments made on a company leased vehicle for the executive.

 (1) On August 10, 2006, our Compensation Committee approved a new Chief Executive Employment Agreement for Kent Watts.  The contract provides for a base salary of $250,000 annually with a performance based incentive salary based on 1% of adjusted net income.

(2) On July 21, 1999, our Board of Directors unanimously agreed to the terms of an “Executive Employment Agreement” for Kent Watts. The Agreement was duly executed on July 21, 1999 which establishes Mr. Watts as our President, Chief Executive Officer (CEO). The contract provides for a base salary of $100,000 annually with a performance based incentive salary based on 5% of adjusted net income, up to an additional $100,000 in salary. Therefore, maximum salary under the Agreement is $200,000 annually. This Agreement has been renewed on a year-by-year basis under the same terms.

(3) For the year ended June 30, 2005, Kent Watts was the Chief Financial Officer.

(4) On October 7, 2006, our Compensation Committee approved a new Executive Vice President Employment Agreement for Harry Briers.  The contract provides for a base salary of $190,000 annually.

(5) For the year ended June 30, 2005, Mr. Briers and Mr. Watts each received 4,051 shares of common stock as $9,746 compensation for service on the Board of Directors. For the year ended June 30, 2006, Mr. Briers and Mr. Watts each received 8,244 shares of common stock as $16,000 compensation for Board of Directors service.

(6) We have a contract with Clear Financial Solutions, Inc., a company owned by Mr. Plumb, which has agreed to provide us with a so called “contract” CFO, namely Mr. Plumb. We will pay a fee directly to Clear Financial Solutions, Inc. in the estimated amount of approximately $3,300 to $5,200 per month for Mr. Plumb's services as our CFO and some additional services provided to us by Clear Financial Solutions, Inc.  The amounts reflected in the summary compensation table are actual billed amounts from Clear Financials Solutions.

Bonuses and Stock Awards

The following tables show cash and stock awards made to the named executives in fiscal year 2007, their outstanding equity awards at the end of fiscal year 2007, and the gains attributable to stock options they exercised during fiscal year 2007.

GRANTS OF PLAN-BASED AWARDS IN FISCAL YEAR 2007
				Under Non-Equity Incentive Plan Awards

							All Other Option Awards:	Exercise or	Grant Date
	Action	Grant					Number of Securities	Base Price of	Fair Value of
Name	Date	Date		Threshold	Target	Maximum	Underlying Options	Option Awards	Stock & Options
(a)	(b)	(b)		($) (c)	($) (d)	($) (e)	(#) (f)	($/Share) (g)	Awards ($) (h)
Kent P. Watts	08/10/06	8/14/06	(1)				40,000	2.20	64,775
Kent P. Watts	08/10/06	10/02/06					40,000	2.74	76,411
Kent P. Watts	08/10/06	1/03/07					40,000	2.23	62,189
Kent P. Watts	08/10/06	4/03/07	(2)				40,000	2.00	32,980

Harry Briers	10/07/06	10/09/06	(1)				25,000	2.88	50,197
Harry Briers	10/07/06	01/03/07					25,000	2.23	38,868
Harry Briers	10/07/06	04/03/07	(2)				25,000	2.00	20,612

Steven Plumb	NONE

Column (b): For option awards, the Action Date is the day the Compensation Committee approved the executives’ contracts. The contracts specify that the options will be granted on the first business day of each quarter, except as noted:

(1)	The grant date is the date the Board of Directors took action to grant the first installment of options after the contracts were signed.
(2)
The contracts stipulate that if the award of the options would trigger a repricing of Cornell Capital’s convertible debentures or warrants, the grant will be deferred to a later date.  In April 2007, we deferred the grant of options by one day in order to comply with the covenants in the Cornell agreements.

Columns (f) thru (h): Each named executive received stock options in accordance with his employment contract’s provisions.  The exercise price is the greater of $2.00 per share or the closing bid price on the date of grant.

OUTSTANDING EQUITY AWARDS AT 2007 FISCAL YEAR-END
	No. of Securities	No. of Securities
	Underlying	Underlying			No. of Shares	Market Value of
	Unexercised	Unexercised			or Units of	Shares or Units
	Options	Options	Option	Option	Stock That	of Stock That
Name	Exercisable	Unexercisable	Exercise Price	Expiration Date	Have Not Vested	Have Not Vested
(a)	(#) (b)	(#) (c)	($/Share) (d)	(e)	(#) (f)	($) (g)
Kent P Watts	400,000		0.23	07/26/07
Kent P Watts	40,000		2.20	08/14/09
Kent P Watts	40,000		2.74	10/02/09
Kent P Watts	40,000		2.23	01/03/10
Kent P Watts	40,000		2.00	04/03/10
Harry Briers	400,000		0.23	07/26/07
Harry Briers	25,000		2.88	10/09/09
Harry Briers	25,000		2.23	01/03/10
Harry Briers	25,000		2.00	04/03/10
Steven Plumb	none

Column (b): Options that expire in 2007 vested on July 26, 2004 and were originally granted on July 26, 2001; all other options were granted three years prior to the expiration date and vested immediately.

OPTION EXERCISES AND STOCK VESTED DURING FISCAL YEAR 2007

	No. of		No. of	Value
	Shares	Value	Shares	Realized
	Acquired	Realized	Acquired	on Vesting
Name	on Exercise	on Exercise	on Vesting	($)
(a)	(#)	($)	(#)

Kent P Watts	None
Harry Briers	None
Steven Plumb	59,211	133,225

During June 2007, Mr. Plumb effected a cashless exercise of options to purchase 100,000 shares with exercise price of $1.55 when stock price was $3.80.  Net issuance was 59,211 shares of  common stock.

AGREEMENTS WITH EXECUTIVES AND OFFICERS

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

Cash Compensation. Mr. Watts' base salary is $250,000 per year. Mr. Watts is entitled to receive a bonus equal 1% our net income before interest, taxes and the bonus. If there is no net income, the bonus is zero.

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

Mr. Brier's Fringe Benefits During the Term of Employment:

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

Mr. Briers's stock options remain be subject to the terms of our stock option plan.

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

We have a one year contract (renewing in November 2006) with Clear Financial Solutions, Inc., a company owned by Mr. Plumb, which has agreed to provide us with a so called “contract” CFO, namely Mr. Plumb. We will pay a fee directly to Clear Financial Solutions, Inc. in the estimated amount of approximately $3,300 to $4,900 per month for Mr. Plumb's services as our CFO and some additional services provided to us by Clear Financial Solutions, Inc. The CFO contract renewed in November 2006 with fees increased to approximately $5,200 per month.

In August 2005, we hired Mr. Famourou Kourouma as our new Vice President of Guinea Affairs. We entered into a new employment agreement with Mr. Kourouma in December 2006.  The agreement term is two years.  He will receive a base salary of $84,000 per year and a subsidy of $2,500 per month while in Guinea.  He may also receive up options to purchase up to 600,000 shares of Hyperdynamics common stock based on the achievement of certain performance criteria.  We have determined that Mr. Kourouma is not an executive officer.

In August 2006, we hired Ms. Aissata Beavogui as our new Vice President and Chief Financial Officer for SCS Corporation.  The agreement term is two years.  Ms. Beavogui will receive a base salary of $54,000 per year and a subsidy of $2,500 per month while in Guinea.  She also will receive options to purchase up to 75,000 shares of Hyperdynamics’ common stock that vest between September 2007 and August 2008.  We have determined that Ms. Beavogui is not an executive officer.

DIRECTOR COMPENSATION

During the year ended June 30, 2007, compensation for independent directors was $8,000 per quarter, ordinarily payable with Hyperdynamics common stock.

Effective fourth quarter 2006, independent directors who serve on the audit committee receive quarterly additional compensation of $5,000 and options to purchase 7,500 shares of common stock at a price per share determined based on the market price of our common stock on the first day of the quarter.

Effective fourth quarter 2006, independent directors who serve on the compensation committee receive quarterly additional compensation of $2,500 and options to purchase 5,000 shares of common stock at a price per share determined based on the market price of our common stock on the first day of the quarter.

Effective fourth quarter 2006, independent directors who serve on the nomination committee receive quarterly additional compensation of $2,500 and options to purchase 2,500 shares of common stock at a price per share determined based on the market price of our common stock on the first day of the quarter.

Our independent directors are Harold Poling, Al Young, and L. Gene Stohler.  Mr. Poling serves on the audit and compensation committees.  Mr. Stohler and Mr. Young serve on the audit, nomination, and compensation committees.  Accordingly, Mr. Young and Mr. Stohler receive $18,000 and options to purchase 15,000 shares of Hyperdynamics common stock each quarter and Mr. Poling receives $15,000 and options to purchase 10,000 shares of Hyperdynamics common stock each quarter.

DIRECTOR COMPENSATION

					Change in Pension
				Non-Equity	Value and	All
	Fees Earned or	Stock	Option	Incentive Plan	Nonqualified Deferred	Other
Name	Paid in Cash	Awards	Awards	Compensation	Compensation Earnings	Compensaton	Total
(a)	($) (b)	($) (c)	($) (d)	(e)	(f)	($) (g)	($) (h)

Albert Young	20,968	51,032	73,994				145,994
L Gene Stohler	-	72,000	73,994				145,994
Harold A Poling	-	62,000	49,330				111,330

Column (b): Mr. Young opted to receive his fees for the quarter ended December 31, 2007 in cash.

Column (c): Stock awards to pay directors fees.  The assumptions used to determine the valuation of the awards are discussed in note 13 to the consolidated financial statements.

Column (d): Amounts are the expenses recorded in the company’s 2007 financial statements for stock options awarded for that year.  The assumptions used to determine the valuation of the awards are discussed in note 13 to the consolidated financial statements.   The notes to the beneficial ownership table in Item 12 provide detailed information about each directors’ outstanding stock option awards.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee is made up of two independent, non-employee directors, Messrs. Stohler and Young. No interlocking relationship exists between the members of our Compensation Committee and the board of directors or compensation committee of any other company.

Compensation Committee Report

The Compensation Committee (“Compensation Committee”), consisting of Mr. L. Gene Stohler and Mr. Albert Young, is responsible for establishing and administering the executive compensation programs of the Company. The Compensation Committee of Hyperdynamics has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report.

THE COMPENSATION COMMITTEE

/s/ Albert Young, Chairman
/s/ L. Gene Stohler

Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table gives aggregate information under all equity compensation plans of Hyperdynamics as of June 30, 2007.

	Equity Compensation Plan Information

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))

Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	3,159,999	3.96	4,453,311

Equity compensation plans not approved by security holders	942,000	0.27	-0-

Total	4,101,999	3.11	4,453,311

The Stock and Stock Option Plan (the “Plan”) of Hyperdynamics was adopted May 7, 1997 and amended on December 3, 2001 and on January 21, 2005.  The total number of shares issuable under the Plan, as amended, is 10,000,000.   The Board of Directors voted to amend the Plan on May 5, 2007 by extending the expiration date of the Plan from May 7, 2007 to May 7, 2010.

As of  June 30, 2006, we had 4,771,597 shares available to be issued or granted pursuant to the Plan. We issued 318,286 shares under the Plan this fiscal year, leaving us with 4,453,311 shares available to be issued or granted pursuant to the Plan as of June 30, 2007.

Under the Plan, options will vest over a five year or other negotiated period and will have a strike price set at the time of grant based on the then current market value of the stock.

Our President has the authority as given by the Board of Directors to negotiate stock option agreements with corporate consultants as well. We presently have warrants to purchase 942,000 shares of common stock which are currently outstanding and were issued pursuant to such agreements at a weighted average price of $0.27 per share.

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

Security ownership of certain beneficial owners and management

The following table sets forth certain information at September 28, 2007, with respect to the beneficial ownership of shares of Common Stock by (1) each person known to us that owns beneficially more than 5% of the outstanding shares of Common Stock, (2) each of our Directors, (3) each of our Executive Officers, and (4) all of our Executive Officers, Directors as a group.

Name and Address of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned			Percent of Class

Kent Watts
One Sugar Creek Center Boulevard, Suite 125
Sugar Land, TX 77478	12,592,218	(1)		15%

Harry Briers
One Sugar Creek Center Boulevard, Suite 125
Sugar Land, TX 77478	1,998,336	(2)		2%

Harold Poling
Fairlane Plaza North
290 Town Center Drive, Suite 322
Dearborn, Michigan 48126	623,648	(3)		1%

Albert F. Young
2417 Fox Chase Blvd
Troy, Michigan 48098-5626	236,722	(4)		-%

Steven Plumb
5300 N. Braeswood, #370
Houston, TX 77096-3317	139,211	(5)		-%

L. Gene Stohler
One Sugar Creek Center Boulevard, Suite 125
Sugar Land, TX 77478	188,627	(6)		-%

Michael Watts
One Sugar Creek Center Boulevard, Suite 125
Sugar Land, Texas 77478	6,630,458	(7	)(9)	8%

All Directors and Executive Officers as a group (6 persons)	15,782,836	(8)		19%

(1)
This amount includes: 2,733,707 shares of common stock; currently exercisable options or warrants to purchase 1,940,000 shares of common stock; and 7,918,511 shares deemed beneficially owned through TW Trust. TW Trust owns the shares indirectly thought its ownership of TWJ Navigation, Inc. TWJ Navigation, Inc. owns 1,069 shares of Series B Preferred Stock which are convertible into 7,918,511 shares of common stock, warrants to purchase 1,740,000 shares of common stock, and 4,074 shares of common stock. The beneficiaries of TW Trust are Kent Watts's children. Kent Watts is the trustee of TW Trust.

(2)	This amount includes: 1,898,336 shares of common stock and currently exercisable options to purchase 100,000 shares of common stock.

(3)	This amount includes: 383,648 shares of common stock and currently exercisable options or warrants to purchase 240,000 shares of common stock.

(4)	This amount includes: 76,722 shares of common stock and currently exercisable options or warrants to purchase 160,000 shares of common stock.

(5)	Includes 59,211 shares of common stock and currently exercisable options to purchase 80,000 shares of common stock.

(6)	This amount includes: 43,627 shares of common stock and currently exercisable options to purchase 145,000 shares of common stock.

(7)
This amount includes: 6,296 shares of common stock, currently exercisable warrants to purchase 580,000 shares of common stock and 2,933,330 shares beneficially owned through KW Trust. KW Trust owns the shares indirectly though its ownership of KW Navigation, Inc. KW Navigation, Inc. owns 396 shares of Series B Preferred Stock, which are convertible into 2,993,330 shares of common stock, 6,269 shares of common stock, and warrants to purchase 580,000 shares of common stock. The beneficiary of KW Trust is Kelly Wheeler. Michael Watts is the trustee of KW Trust.

(8)	Includes: currently exercisable warrants to purchase 2,665,000 shares of common stock and 7,918,511 shares deemed beneficially owned through TW Trust.

(9)	Includes currently exercisable warrants to purchase 1,500,000 shares of common stock and 1,610,832 shares of common stock in addition to securities beneficially owned through KW Trust.

We are not aware of any arrangements that could result in a change of control.

Item 13 Certain Relationships and Related Transactions, and Director Independence

Related party transactions include payments to the CEO's brother, Michael Watts, as follows: during the year ended June 30, 2007, Michael Watts, the CEO's brother, received payment of $13,000 cash to pay for offering costs on private subscription agreements and warrants exercised. Additional offering costs will also be paid on 3,471,000 warrants purchased by private investors should they be exercised in the future. If all of these warrants were exercised, Mr. Watts would receive approximately $867,750 to pay these additional costs.

Warrants to purchase 1,200,000 shares of common stock with an exercise price of $0.50 per share were issued to a company of which Michael Watts is president for public relations/investor relations services. The warrants vested quarterly from January 2004 through December 2005. All the warrants had been exercised as of June 30, 2007.

In March 2007, the audit committee pre-approved a consulting contract with Mike Watts under which Mr. Watts will provide Investor Relations, Public Relations, Financial Consulting and general advisory services.  In June 2007, the compensation committee and audit committee approved a warrant to purchase 1,500,000 shares of common stock at $4.00 per share as the compensation associated with this agreement.  The warrants expire in June 2014.

In April 2007, Mr. Jeremy Driver’s (son-in-law of Michael E. Watts, brother of the Chief Executive Officer), employment arrangement was amended to add health insurance benefits for his dependents and a bonus schedule based on barrels of oil produced per day.  The audit committee pre-approved the amendment.

In September, 2006, Harry James Briers, Executive Vice President, requested and obtained pre-approval from the Audit Committee to give Christopher M. Watts, a related party of Mr. Kent Watts, our CEO, a bonus for work performed in Guinea and a raise in pay as the company's Investor Relations Coordinator. He received a bonus of $2,000 and a raise from $29,000 annually to $32,480 annually. The raise of $3,480 represents a 12% increase.

In October 2006, the Company hired Glen Driver as a manager in our Louisiana operations. Mr. Driver is the father of Jeremy Driver, a related party of Mr. Kent Watts, our CEO. The audit committee pre-approved the hiring in accordance with the Company's conflict of interest policy.

In 2007, an original trust for grandchildren of Earnest Watts (father of Kent Watts) was divided into five trusts for the same beneficiaries pursuant to the terms of the original trust. The original trust owned DJX LTD., which in turn held shares of Series B Preferred Stock. DJX LTD. transferred its Series B Preferred Stock to five new corporations which are owned by the five trusts.

In June 2007, four of the new corporations converted a total of 238 shares of Preferred Series B stock to 1,762,962 shares of Hyperdynamics common stock.  They then exchanged 1,740,000 shares of common stock for warrants to purchase 3,480,000 shares of common stock at $4 per share. The exchange of stock for warrants facilitated the settlement of Hyperdynamics’ lawsuit with Trendsetter Investors LLC.  In accordance with a price reset provision in the original warrants, the exercise price of the warrants was reduced from $4.00 per share to $2.40 per share on June 29, 2007

Director Independence

Our common stock is listed on the American Stock Exchange (AMEX).  We use SEC Rule 10A-3 and the AMEX definition of independent director in determining whether a director is independent in the capacity of director and in the capacity as a member of a board committee.  In determining Director independence, we have not relied on any exemptions from any rule’s definition of independence.

In addition to the requirements of SEC Rule 10A-3 under the Securities Exchange Act of 1934, the AMEX rules provide that "Independent director" means a person other than an executive officer or employee of the company.

Directors serving on our audit committee must also comply with additional AMEX requirements as follows:

(a)           The Director must not have participated in the preparation of our financial statements or any current subsidiary at any time during the past three years; and

(b)           The Director is able to read and understand fundamental financial statements, including our balance sheet, income statement, and cash flow statement.

We have a total of five directors, three of whom three are independent directors.  Our independent directors are: Harold A. Poling, Albert F. Young and L. Gene Stohler.

Our Audit Committee members are Messrs. Poling, Young and Stohler, all of whom are independent Directors.   Mr. Poling is the financial expert based on his work as Chairman and CEO of Ford Motor Co.  During the year ended June 30, 2007, the Audit Committee met 4 times and took action by Unanimous Consent 3 times.

Our Compensation Committee members are Messrs. Young and Stohler, all of whom are independent Directors.  During the year ended June 30, 2007, the Compensation Committee met 4 times and took action by Unanimous Consent 4 times.

Our Nomination Committee members are Messrs. Poling, Young and Stohler, all of whom are independent Directors.  During the year ended June 30, 2007, the Nomination Committee met 1 times and took action by Unanimous Consent 0 times.

Item 14 Principal Accounting Fees and Services

Audit  Fees

Malone & Bailey, PC billed us in the aggregate amount of $85,000 and $59,000 professional  services  rendered  for  their  audit  of  our  annual  financial statements  and  their reviews of the financial statements included in our Form 10-K for  the  years  ended June  30,  2007 and 2005.

Audit-Related  Fees

Malone  &  Bailey,  PC  did  not  bill us for, nor perform professional services rendered  for assurance and related services that were reasonably related to the performance  of  audit  or  review of the Company's financial statements for the years  ended  June  30,  2007 and 2006.

Financial  Information  Systems  Design  And  Implementation  Fees

For  the fiscal years ended June 30, 2007 and 2006, Malone & Bailey, PC did  not  bill  us for, nor perform, any financial information  systems design or implementation.  For  the fiscal years ended June 30, 2006 and 2005, we were  not  billed  for  professional services from any other accounting firm for information  systems  design  or  implementation.

Tax  Fees

Malone  &  Bailey,  PC  billed  us in the aggregate amount of $ 0 and $0 for professional services rendered for tax related services  for the years ended June 30,  2007 and 2006.

All  Other  Fees

Malone  &  Bailey,  PC  billed us $6,000  for professional services in connection with an S-1 filing  during the fiscal year ended June  30,  2007.

Auditor  Independence

Our  Board  of  Directors  considers that the work done for us in the year ended June  30,  2007  by  Malone & Bailey, PC is compatible with maintaining Malone & Bailey, P.C.'s  independence.

Auditor's  Time  On  Task

All  of  the work expended by Malone & Bailey, PC on our June 30, 2007 audit was attributed  to  work  performed  by  Malone  & Bailey, P.C.'s full-time, permanent employees.

Item 15 Exhibits, Financial Statement Schedules

(A)
Exibit Number	Description

21.1	List of Subsidiaries

23.3	Consent of Ryder Scott Company, L.P.- provided herewith.

31.1	Certification of Chief Executive Officer of Hyperdynamics Corporation required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer of Hyperdynamics Corporation required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer of Hyperdynamics Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.

32.2	Certification of Chief Financial Officer of Hyperdynamics Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.

FINANCIAL STATEMENT SCHEDULES

The financial statement schedules required by this item are set forth in the notes to our financial statements set forth on page 57 and F-1.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly  authorized.

HYPERDYNAMICS CORPORATION
September 28, 2007
By: /s/ Kent Watts
Kent Watts
Chairman of the Board,
Director,
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Kent Watts Kent Watts	Chairman of the Board, Director, President, and Chief Executive Officer	September 28, 2007

/s/ Harold A. Poling Harold A. Poling	Director	September 28, 2007

/s/ Harry J. Briers Harry J. Briers	Director, Chief Operating Officer and Executive Vice-president	September 28, 2007

/s/ Al Young Al Young	Director	September 28, 2007

/s/ Steven M. Plumb Steven M. Plumb	Chief Financial Officer and Principal Accounting Officer	September 28, 2007

/s/ L. Gene Stohler L. Gene Stohler	Director	September 28, 2007