Form 10-Q
period 2007-09-30
HYPERDYNAMICS CORP
filed 2007-11-14
CIK 937136

United States
Securities and Exchange Commission
Washington, DC 20549

FORM 10-Q
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934: For the quarterly period ended: September 30, 2007

or
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934: For the transition period from _______ to _________

Commission file number:      000-32490

HYPERDYNAMICS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	87-0400335
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

One Sugar Creek Center Blvd., # 125
Sugarland, Texas 77478

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

APPLICABLE ONLY TO CORPORATE ISSUERS
As of November 13, 2007, 55,610,025 shares of common stock, $0.001 par value, were outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

HYPERDYNAMICS CORPORATION
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Number of Shares and Per Share Amounts)
(Unaudited)

	September 30,	June 30,
	2007	2007
ASSETS
Current assets:
Cash	$2,323	$618
Restricted certificate of deposit	75	75
Trade accounts receivable, net of allowances for doubtful accounts of $4 and $0	96	109
Subscription receivable	-	5,250
Deposit on acquisition of oil and gas assets	-	374
Accounts receivable – related party	2	3
Prepaid expenses and other current assets	215	196
Total current assets	2,711	6,625
Property and equipment, net of accumulated depreciation of $167 and $149	479	366
Oil and gas properties:
Evaluated properties, using full cost accounting, net of accumulated depreciation and depletion of $285 and $174	2,249	204
Unevaluated properties excluded from amortization	4,464	4,279
Other assets	6	6
Total assets	$9,909	$11,480

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Installment debt – current portion	$121	$375
Accounts payable and accrued expenses	1,352	747
Accounts payable seismic data	650	650
Accounts payable related party	55	53
Stock payable	95	95
Asset retirement obligation, current	86	84
Dividends payable	372	372
Dividends payable to related party	270	245
Total current liabilities	3,001	2,621
Asset retirement obligation, non current	122	44
Installment debt, non current	25	-
Deferred rent	85	89
Total liabilities	3,233	2,754

Commitments and contingencies	-	-

Shareholders' equity:

Convertible preferred stock, par value $0.001; stated value $1,000; 20,000,000 authorized
Series A - 1,945 shares issued and outstanding	-	-
Series B - 2,725 shares issued and 2,487 shares outstanding	-	-
Common stock, $0.001 par value, 250,000,000 shares authorized; 55,520,371 and 54,467,902 shares issued and outstanding	56	54
Additional paid-in capital	60,285	59,045
Accumulated deficit	(53,665)	(50,373)
Total shareholders' equity	6,676	8,726
Total liabilities and shareholders' equity	$9,909	$11,480

(See accompanying notes to consolidated financial statements)

HYPERDYNAMICS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Number of Shares and Per Share Amounts)
 (Unaudited)

	Three Months Ended
	September 30,	September 30,
	2007	2006
Revenues
Oil and gas sales	$314	$325

Costs and expenses
Lease operating expense	854	176
Accretion expense	5	-
Depreciation, depletion and amortization from oil and gas properties	113	22
Other operational costs	152	119

Selling, general and administrative – related party	29	-
Selling, general and administrative	2,452	1,997
Gain from sale of assets	-	(8)
Depreciation, administrative properties	22	7
Total	3,627	2,313
Loss from operations	(3,313)	(1,988)

Other income (expense)
Interest expense	(2)	(870)
Interest income	38	23
Gain on settlement of debt	10	-
Total other income (expense)	46	(847)

Net loss	(3,267)	(2,835)
Preferred stock dividend to related party	(25)	(27)
Net loss chargeable to common shareholders	$(3,292)	$(2,862)

Basic and diluted loss per common share	$(0.06)	$(0.06)
Weighted average shares outstanding	55,330,976	47,348,990

(See accompanying notes to consolidated financial statements)

HYPERDYNAMICS CORPORATION
Consolidated Statements of Cash Flows
(In thousands, except number of shares and per share amounts)
(Unaudited)

	Three months ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,267)	$(2,835)
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation, depletion and amortization	135	29
Accretion	5	-
Common stock issued for services	139	101
Employee stock options	682	811
Gain on settlement of debt	(10)	-
Gain on sale of assets	-	(8)
Bad debt expense	4	31
Amortization of discount and financing costs on convertible debenture	-	747
Changes in operating assets and liabilities:
Accounts receivable	9	(66)
Accounts receivable – related party	1	-
Other current assets	(19)	(34)
Accounts payable and accrued expenses	548	135
Deferred rent	(4)	33

Net cash used in operating activities	(1,777)	(1,056)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in oil & gas properties	(1,549)	(20)
Purchase of property and equipment	(105)	(105)
Proceeds from the sale of assets	-	36

Net cash used in investing activities	(1,654)	(89)

CASH FLOWS FROM FINANCING ACTIVITIES

Stock sold for cash	135	-
Collection of stock subscription receivable	5,250	-
Proceeds from convertible notes	-	1,820
Proceeds from installment debt	47	57
Payments on installment debt	(296)	(39)

Net cash provided by financing activities	5,136	1,838

Net increase in cash	1,705	693
Cash at beginning of period	618	3,435

Cash at end of period	$2,323	$4,128

(See accompanying notes to consolidated financial statements)

HYPERDYNAMICS CORPORATION
Consolidated Statements of Cash Flows (Continued)
(In thousands, except number of shares and per share amounts)
(Unaudited)

	Three months ended September 30,
	2007	2006
SUPPLEMENTAL DISCLOSURES
Interest paid in cash	$2	$264
Income taxes paid in cash	-	-

NON-CASH TRANSACTIONS

Conversion of notes payable to common stock	$-	$2,475
Accounts payable for oil and gas properties	59	-
Preferred stock dividend requirement	25	27
Note payable for fixed assets	30	-
Debt discount on convertible debt	-	450
Stock issued for purchase of working interest in oil and gas properties	285	-

(See accompanying notes to consolidated financial statements)

HYPERDYNAMICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.   Basis of Presentation

The unaudited consolidated financial statements of Hyperdynamics Corporation ("Hyperdynamics") have been prepared in accordance with accounting principles generally accepted in the United States and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in Hyperdynamics' latest Annual Report filed with the SEC on Form 10-K for the year ended June 30, 2007. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year, 2007, as reported in the Form 10-K, have been omitted.

Certain amounts in the 2007 financial statements have been reclassified to conform with the 2008 financial statement presentation.

2. Oil and Gas Properties

Evaluated properties

During the quarter ended September 30, 2007, Hyperdynamics closed on the purchase of 85% working interest in various oil wells, leases, and oil and gas equipment in Louisiana, USA (“RABB properties”).  Hyperdynamics paid a total of $1,250,000 cash and issued 200,000 shares of common stock valued at $559,000.  We issued 100,000 shares of common stock in June 2007 as a deposit and the remaining 100,000 shares of common stock upon closing of the acquisition.  The estimate of the asset retirement obligation associated with these properties was $75,000.

Under the purchase agreement, the seller will remain the operator of the properties and retains a 15% working interest.  However, Hyperdynamics will pay 100% of all working interest costs, including work-over and new development and exploration costs, up to $4,000,000(“Promised Funds”).  According to the agreement, Hyperdynamics will invest the Promised Funds over the eighteen months ended December 31, 2008 in order to maximize the returns from the properties.  After the Promised Funds have been invested, working interest costs, except the cost of new drilling, will be shared pro rata according to the working interest percentage.  After the investment of the Promised Funds is completed, Hyperdynamics will continue to pay 100% of the costs of any new drilling performed on the properties.

The properties that were purchased are subject to overriding royalty interests of up to 27.46%.  Accordingly, Hyperdynamics’ holds net revenue interests of approximately 57.54% in the properties.

Other additions to the full cost center during the quarter ended September 30, 2007 included the cost of drilling an exploratory well of $190,000 and the cost of improvements to production facilities at our Magee-Smith lease of $84,000.  As of September 30, 2007, we have capitalized $2,159,000 in oil and gas properties, which is subject to the full cost ceiling test for impairment.  At September 30, 2007, there was no impairment indicated.

Pro Forma Results

The unaudited pro forma results presented below for the three months ended September 30, 2006 have been prepared to give effect to the purchase described above as if it had been consummated on July 1, 2006.  The unaudited pro forma results do not purport to represent what our results of operations actually would have been if this acquisition had been completed on such date or to project our results of operations for any future date or period.

Pro Forma:
Revenue	$520,000
Loss from operations	2,022,000
Net loss chargeable to common shareholders	2,896,000
Loss per share, basic and diluted	0.06

Unevaluated properties

We incurred $185,000 of geological and geophysical costs for our Guinea concession during the quarter ended September 30, 2007.  The work included consulting on our Forward Exploration Program and payroll costs of $105,000, the purchase of a license to use seismic data of $45,000, the purchase of magnetic and gravity data for $30,000, and software used in geophysical and geological work of $5,000.

3. Asset Retirement Obligations

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

The following is a reconciliation of our asset retirement obligation liability as of September 30, 2007 and June 30, 2007:

	September 30, 2007	June 30, 2007
	(in Thousands)

Asset retirement obligation, beginning of period	$128	$12
Liabilities incurred	75	-
Revisions of estimates	-	115
Accretion of discount	5	1
Asset retirement obligation, end of period	$208	$128

4.  Installment debt

During the quarter ended September 30, 2007, Hyperdynamics repaid an installment note payable for legal settlement that was originally payable in six monthly installments of $40,000 each.  The original amount of the note was $240,000.  The noteholder accepted $230,000 in full payment of the note, resulting in a gain on the settlement of debt of $10,000.

During the quarter ended September 30, 2007, Hyperdynamics entered into an installment note payable in the amount of $30,000 for the purchase of a vehicle.  The note bears imputed interest of 10% per annum and is payable in installments of principal and interest of $600 per month for 60 months and is secured by the vehicle.

5. Stock Payable

In June 2007, an Investor Relations/Public Relations consultant earned 30,000 shares of common stock when a stock price target was met.  The stock payable was valued at $3.18, the closing stock price on the date the stock was earned.  The stock was issued in October 2007.

6. Shareholders’ Equity

Common stock issuances

In July 2007, two officers of the company received 738,251 shares of common stock upon the cashless exercise of 800,000 warrants that were granted in 2001, each with an exercise price of $0.23.

In July 2007, an investor received 119,389 shares of common stock upon the cashless exercise of 142,000 warrants, each with an exercise price of $0.50.

In July 2007, an investor purchased 48,160 shares of common stock for $135,000 cash when we exercised a put on our equity line of credit.

In July 2007, a consultant received 30,000 shares of common stock valued at $89,000 in exchange for services.

In July 2007, three directors received 16,669 shares of common stock valued at $50,000 in conjunction with their compensation package.

In August 2007, we issued 100,000 shares of common stock in connection with the purchase of the RABB properties (see note 2).  The stock was valued at fair value or $2.85 per share.  The total value of the stock was $285,000.

7. Stock Options and Warrants

Hyperdynamics' Stock Option Plan provides for the grant of stock, stock options, or warrants to purchase common stock to directors, employees and consultants, and opportunities for directors, officers, employees and consultants to make purchases of stock in Hyperdynamics. The plan grants are administered by the Board of Directors or the Compensation Committee who have substantial discretion to determine which persons, amounts, time, price, exercise terms, and restrictions, if any.

Options granted to employees

During the quarter ended September 30, 2007, Hyperdynamics granted 520,000 options to employees.  The options had exercise prices ranging from $2.38 to  $3.01, expected exercise terms ranging from 1 to 1.5 years, vesting dates ranged from immediate to August 3, 2008, and a fair value on the date of grant totaling $696,000.  Additionally, we recognized compensation cost for options granted during the year ended June 30, 2007 which had not previously vested.  The compensation cost recognized for the share-based compensation vested during the quarter ended September 30, 2007 was $682,000.  The weighted average fair value of the employee and consultant stock options and warrants vested during the quarter ended September 30, 2007 was $1.22.

The following table details the significant assumptions were used in the Black-Scholes model to compute the fair market values of employee stock options granted:

2007
Risk-free interest rate	5%
Dividend yield	0%
Volatility factor	90-110%
Expected life (years)	1-1.5

Summary information regarding options and warrants is as follows:

	Options	Weighted Average Share Price	Warrants	Weighted Average Share Price
Outstanding at year ended June 30, 2007	1,609,999	3.89	10,112,783	$2.46
Granted	520,000	2.78		-
Exercised	-	-	(857,640)	.27
Cancelled, expired, or forfeited	(10,000)	2.80	(84,360)	.30
Outstanding at quarter ended September 30, 2007	2,119,999	$3.62	9,170,783	$2.69

Warrants outstanding and exercisable as of September 30, 2007

Exercise Price	Outstanding Number of Shares	Remaining Life	Exercisable Number of Shares
$.25	125,000	1 year	125,000
$2.40	3,480,000	7 years	3,480,000
$2.50	544,000	5 years	544,000
$2.50	3,471,783	2 years	3,471,783
$4.00	1,500,000	7 years	1,500,000
$5.00	50,000	3 years	-

	9,170,783		9,120,783

Options outstanding and exercisable as of September 30, 2007

Exercise Price	Outstanding Number of Shares	Remaining Life	Exercisable Number of Shares
$1.00 - 1.49	400,000	1 year	400,000
$1.50 - 1.99	40,000	2 years	40,000
$2.00 - 2.49	155,000	1 year	155,000
$2.00 – 2.49	179,999	2 years	179,999
$2.00 - 2.49	130,000	3 years	130,000
$2.50 - 2.99	40,000	1 year	40,000
$2.50 – 2.99	155,000	2 years	155,000
$2.50 – 2.99	315,000	3 years	265,000
$3.00 – 3.50	40,000	2 years	40,000
$3.00 – 3.50	65,000	3 years	65,000
$5.00	300,000	3 years	-
$10.00	300,000	3 years	-

	2,119,999		1,469,999

8. Cost Reimbursement

In July 2007, Hyperdynamics received $130,000 as a reimbursement of legal costs we incurred during fiscal 2006 and 2007 in our lawsuit with Trendsetter Investors LLC.

9. New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48). This Interpretation provides guidance on recognition, classification and disclosure concerning uncertain tax liabilities. The evaluation of a tax position requires recognition of a tax benefit if it is more likely than not it will be sustained upon examination. We adopted this Interpretation effective January 1, 2007. The adoption did not have a material impact on our consolidated financial statements.

10.  Related Party Transactions

Accounts receivable – related party consist of an advance to a consultant that will be deducted from his bills.

Accounts payable – related party consist of expense reimbursements payable to employees of $2,000 and $0 for the periods ended September 30, 2007 and June 30, 2007, respectively, and directors fees payable to independent directors and an officer in accordance with their compensation packages of $53,000 in each of the periods ended September 30, 2007 and June 30, 2007.

Selling, general and administrative – related party of $29,000 during the quarter ended September 30, 2007 consists of reimbursement of out of pocket expenses incurred by Michael Watts, the brother of the CEO, in association with his consulting contract.

During the quarter ended September 30, 2007, two officers of the company received 738,251 shares of common stock upon the cashless exercise of 800,000 warrants with an exercise price of $0.23 per share.

11. Subsequent Events

In October 2007, we issued 24,654 shares of common stock to three directors in accordance with their compensation packages to pay directors fees of $53,000.  We also issued 35,000 shares of common stock valued at $76,000 to a consultant for services rendered, and 30,000 shares of common stock valued at $95,000 to a consultant for services rendered.

In October 2007, two officers of the company and three independent directors were granted options to purchase 105,000 shares of common stock in accordance with their compensation packages.  The options have a value of $118,000 based upon the Black-Sholes valuation method.

In November 2007, SCS hired a new Vice President and Chief Geophysicist.  In conjunction with the employment agreement, the employee received options to purchase a total of 410,000 shares of common stock that vest 50,000 on November 1, 2007 and 30,000 at the end of each quarter during the three year employment term. The options to purchase 50,000 shares of common stock have a value of $42,000 based upon the Black-Sholes valuation method.

12. Segment Information

Reportable segments
Hyperdynamics has two reportable segments: SCS Corporation ("SCS") and our domestic Louisiana operations ("HYDR"). SCS is engaged in oil and gas exploration activities pertaining to offshore Guinea, West Africa. HYDR is engaged in oil and gas exploration, development, and production activities in Louisiana, USA. Hyperdynamics evaluates performance based on profit or loss from operations. The reportable segments are managed by separate management teams who are evaluated based on their segment’s performance.

The following tables summarize certain balance sheet data as of September 30, 2007 and June 30, 2007 and income statement data about Hyperdynamics' reportable segments and corporate overhead for the three months ended September 30, 2007 and 2006:

	SCS	HYDR	Corporate	Total
Segment assets
As of September 30, 2007	$4,786	$2,610	$2,513	$9,909
As of June 30, 2007	4,467	804	6,209	11,480

Three months ended September 30, 2007

Revenues from external customers	-	314	-	314
Depreciation, depletion and amortization from oil and gas properties	-	113	-	113
Depreciation, administrative properties	12	-	10	22

Loss from operations	(1,152)	(823)	(1,338)	(3,313)
Expenditures for long-lived assets	279	1,738	11	2,028

Three months ended September 30, 2006

Revenues from external customers	-	325	-	325
Depreciation, depletion and amortization from oil and gas properties	-	22	-	22
Depreciation, administrative properties	3	-	4	7

Loss from operations	(545)	(129)	(1,314)	(1,988)
Expenditures for long-lived assets	$8	$12	$105	$125

    CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION

The Company is including the following cautionary statement to make applicable and take advantage of the safe harbor provision of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of, the Company. This quarterly report on form 10Q contains forward-looking statements. Forward-looking statements include statements concerning plans, objectives, goals, strategies, expectations, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Certain statements contained herein are forward-looking statements and, accordingly, involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitations, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectations, beliefs or projections will result or be achieved or accomplished. In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in the view of the Company, could cause actual results to differ materially from those discussed in the forward-looking statements: the ability of the Company to respond to changes in the oil and gas exploration and production environment, competition, the availability of financing, and, if available, on terms and conditions acceptable to the Company, and the availability of personnel in the future.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are currently performing geological and geophysical work relating to the acreage secured in our September 22, 2006 Production Sharing Contract (the “2006 PSC”) with the Republic of Guinea. The 2006 PSC gives us exclusive rights to explore and develop approximately 31,000 square miles off the coast of Guinea. However, certain provisions of the contract require us to surrender 64% (approximately 20,000 square miles) of the contract area upon the passage of a “Project of Law”, a Presidential Decree, and a Supreme Court ruling. We would retain a priority non-exclusive right, to be defined in the future, to participate in the development of the surrendered contract area. Although the 2006 PSC is a legally binding contact under Guinea’s 1986 Petroleum Code, the process of passing a law, obtaining a Presidential Decree and a Supreme Court ruling effectively codifies the 2006 PSC into a new Guinea law in and of itself.  Whether these things are accomplished or not is entirely up to the Guinea government.  We are proceeding with our work under the 2006 PSC in any respect. Furthermore, we expect, through the priority rights granted in the 2006 PSC, to continue our participation in any surrendered contract area and to retain exclusive rights in the remaining 36% (approximately 11,000 square miles) of the contract area.

It is our vision that, as we succeed with our work offshore Guinea, we help our shareholders and at the same time have a dramatic impact on a small country. Our Chairman and Chief Executive Officer founded American Friends of Guinea (“AFG”), an organization exempt from income taxation under Section 501(C)3 of the United States Internal Revenue Code, in 2006 with the purpose of providing relief and medical aid helping to free the people of Guinea from unnecessary suffering.  During this quarter, AFG and Hyperdynamics’ associated volunteers in Guinea were able to help save the lives of hundreds of men, women, and many children that were stricken with cholera and quarantined in as many as eight different quarantine camps around Guinea. Knowing that small children can die within hours from this disease, the relief efforts promptly delivered and paid for antibiotics and glucose fluids that are vital for cholera infected people to survive. With the continued support of volunteers, AFG is now planning new water well projects to get to the source of solving this problem.

In conjunction with our exploration work in Guinea, our board of directors decided to bring our core technical talent in-house as opposed to relying on external consultants.  In November 2007, we hired a new Vice President and Chief Geophysicist.  This employee will be dedicated to coordinating our Forward Exploration Program.  We announced our Forward Exploration Program in August 2007. This exploration program was developed from studies of all prior year programs since 2002, together with new ideas developed by the geosciences team collaborating with other international exploration groups. In accordance with the work requirements of the 2006 PSC, the exploration program includes the new acquisition and study of aeromagnetic and gravity survey data, additional 2-D seismic survey data, and the acquisition and analysis of onshore oil seeps.

At the end of the quarter ending September 30, 2007, a delegation sent by Guinea’s president Lansana Conte traveled to Sugar Land, Texas to meet us. Our Chief Executive Officer addressed the delegation at a dinner and reception we held to honor the delegation. In addition, City of Houston City Council Member M. J. Khan presided over a formal reception held at Houston's City Hall. We held in-depth technical meetings with delegation members and provided a thorough update on the exploration work completed to date and the Forward Exploration Program. Finally, the delegation was travelled to Northeast Louisiana and toured parts of Hyperdynamics' production operations. They returned through Galveston, Texas, where they toured the area where offshore rigs are brought for repairs. On the way back to Houston, the delegation traveled through the Texas cities of La Marque, Texas City, La Porte, Deer Park, and Pasadena. They were able to see the largest concentration of petrochemical manufacturing in the world. Going forward, we expect additional meetings here in the United States, official invitations for us to visit Guinea, and other positive actions of support and solidarity.

We realized oil production revenues of $314,000 for the quarter ended September 2007 compared to $325,000 in oil production revenue for the quarter ended September 2006. When we acquired the RABB properties, we planned to evaluate work-over, rework, and other repairs on the wells that would increase production from the wells and to complete the repairs on a few wells each month until we have optimized production from the wells we acquired.  The routine lease operating costs, such as pumping, electricity, and other costs are relatively stable regardless of the production flow.  The increased production and revenue would thus add to our margin and cash flow without significant incremental costs after the cost of repair to each well.

During the quarter ended September 30, 2007, we completed work-over work, recompletions, salt water well repairs, and pump repairs on seven oil wells and one service well at a cost of $340,000. The average gross production for the quarter ended September 30, 2007 was approximately 50 barrels per day.  During October, production started to climb as the result of the aforementioned work.  As of the filing of this 10Q, we are producing 130 barrels of oil per day, an increase of 80 barrels per day, or 160%. We believe this production will be sustained and continue to grow.  We are evaluating additional rework, work-over, or other repair projects, which, if completed, would be expensed in the period performed.  We will complete work of this nature if we believe the benefits in terms of additional production and cash flow outweigh the cost.

Results of Operations

Reportable segments
Hyperdynamics has two reportable segments: SCS Corporation ("SCS") and our domestic Louisiana operations ("HYDR"). SCS is engaged in oil and gas exploration activities pertaining to offshore Guinea, West Africa. HYDR is engaged in oil and gas exploration and production activities in Louisiana, USA.   Hyperdynamics evaluates performance based on profit or loss from operations. The reportable segments are managed by separate management teams who are evaluated based on their segment’s performance.

The following tables summarize certain balance sheet data as of September 30, 2007 and June 30, 2007 and income statement data about Hyperdynamics' reportable segments and corporate overhead for the three months ended September 30, 2007 and 2006:

	SCS	HYDR	Corporate	Total
Segment assets
As of September 30, 2007	$4,786	$2,610	$2,513	$9,909
As of June 30, 2007	4,467	804	6,209	11,480

Three months ended September 30, 2007

Revenues from external customers	-	314	-	314
Depreciation, depletion and amortization from oil and gas properties	-	113	-	113
Depreciation, administrative properties	12	-	10	22
Loss from operations	(1,152)	(823)	(1,338)	(3,313)
Expenditures for long-lived assets	279	1,738	11	2,028

Three months ended September 30, 2006
Revenues from external customers	-	325	-	325
Depreciation, depletion and amortization from oil and gas properties	-	22	-	22
Depreciation, administrative properties	3	-	4	7
Loss from operations	(545)	(129)	(1,314)	(1,988)
Expenditures for long-lived assets	8	12	105	125

Louisiana Operations ("HYDR")

Three months ended September 30, 2007 compared to three months ended September 30, 2006.

Revenues.  Our revenues were $314,000 for the three months ended September 30, 2007 in comparison to $325,000 in 2006. The decrease of 3%, or $11,000, is attributable to an increase in the selling price of oil offset by a decrease in production.  Our revenues derive from the sale of 4,308 net barrels of oil at an average price of $74.00 per barrel in the three months ended September 30, 2007. During the three months ended September 30, 2006, our revenues derived from the sale of 4,760 net barrels at an average price of $68.00 per barrel. The RABB properties generated about half of our total production.  Thus, although we experienced a decrease in production from the properties owned during the quarter ended September 30, 2006 due to the maturation of the wells, we did replace the production with production from newly acquired properties. Because we performed work-over and repair work on our wells during the quarter ended September 30, 2007, we also expect production increases in the second quarter from all of our properties.

Lease operating expense was $854,000 for the three months ended September 30, 2007 compared to $176,000 for the three months ended September 30, 2006. The increase of 385%, or $678,000, is primarily attributable to expenses of operating the RABB properties. These expenses include significant repairs that we performed in an effort to increase future production. We worked over or reworked seven oil wells and one service well for a cost of $340,000. Thus, these expenses, while expensed this period, were incurred for the purpose of realizing a growth in revenue with only normal lifting costs in the future.  We also incurred routine lease operating expenses of $312,000 related to the operation of eight service wells and nineteen oil wells acquired in July 2007.  The operating expenses on our operated properties, $176,000, increased due to increased payroll costs.  Lease operating expense also includes severance tax of $26,000 and $39,000 for the three months ended September 30, 2007 and the three months ended September 30, 2006, respectively. The decrease of 33%, or $13,000, is attributable to the decrease in oil production.

Accretion expense.  In accordance with SFAS 143, we discount the fair value of our asset retirement obligations and record accretion expense due to the passage of time using the interest method of allocation.  As of July 1, 2007 and 2006, respectively, our asset retirement obligation was $203,000 and $12,000, respectively.  This resulted in accretion expense of $5,000 for the three months ended September 30, 2007 compared to $0 in 2006.

Depreciation, depletion and amortization from oil and gas properties was $113,000 for the three months ended September 30, 2007 compared to $22,000 for the three months ended September 30, 2006. The increase of 413%, or $91,000, is due to higher depletion expenses because of the increase in the full cost center offset by a decrease in the depletion rate.  The full cost center increased $2.1 Million because of the RABB acquisition, the drilling of an exploratory well, and improvements to the production facilities at our Magee-Smith lease.  The depletion rate decreased because of the reserves added with the purchase of the RABB properties.

Other operational costs were $152,000 for the three months ended September 30, 2007 compared to $119,000 for the three months ended September 30, 2006. The increase of 28%, or $33,000, is attributable to higher worker’s compensation expenses, tools & yard costs, repairs and maintenance, and other field related expenses.

Selling, general, and administrative - related party was $12,000 for the three months ended September 30, 2007 compared to $0 for the three months ended September 30, 2006. Mike Watts, the brother of Kent Watts, provides investor relations, public relations, financial consulting, and general advisory services in conjunction with a contract entered into during March 2007 for services he will deliver through March 2010.  The $12,000 represents reimbursements for his expenses as authorized by his contract.

Selling, general and administrative expenses were $1,000 for the three months ended September 30, 2007 compared to $145,000 for the three months ended September 30, 2006. This represents a decrease of 99%, or $144,000, due to a decrease in legal and bad debt expenses of $166,000. This includes insurance proceeds of $130,000 to reimburse us for legal expenses we incurred in a lawsuit we settled during June 2007, a decrease in bad debt expense of $28,000, and a decrease in legal costs of $8,000. Additionally, other general and administrative expenses increased by $22,000 because insurance, salaries and other general expenses increased by $15,000 and auto expense increased by $7,000.

Loss from operations was $823,000 for the three months ended September 30, 2007 compared to $129,000 for the three months ended September 30, 2006. This represents an increase of 538%, or $694,000, due to the factors discussed above.

Gain on settlement of debt. In July 2007, we prepaid an installment note payable for legal settlement that was originally payable in six monthly installments of $40,000 each.  The original amount of the note was $240,000.  The noteholder accepted $230,000 in full payment of the note, resulting in a gain on the settlement of $10,000.

Our expenditures for long lived assets were $1,738,000 during the three months ended September 2007 compared to $12,000 during the three months ended September 30, 2006. This represents an increase of $1,726,000, or 14,383%, attributable to the purchase of the RABB properties, costs to drill an exploratory well, costs for improvements at the Magee-Smith lease, and the purchase of a truck in 2007.

Guinea and Seismic Data Management ("SCS")

Three months ended September 30, 2007 compared to three months ended September 30, 2006.

Revenues. We had no revenues during the three months ended September 30, 2007 and 2006. We signed a Production Sharing Contract (PSC) with the Republic of Guinea on September 22, 2006 and are currently focusing on our drilling and exploration plans in the concession delineated in the PSC.

Selling, general and administrative expenses were $1,140,000 for the three months ended September 30, 2007 compared to $542,000 for the three months ended September 30, 2006. This represents an increase of 110%, or $598,000, attributable to an increase of some administrative expenses of $811,000 offset by a decrease in other general expenses of $213,000. The increase is due to the following factors:

1) Public relations and marketing expenses increased by $576,000.  Our public relations and marketing programs promote our company and educate the people of Guinea in order to gain recognition and support throughout Guinea. The programs include television commercials, radio, and other types of media and journalistic coverage and sponsorship of entertainment events;

2) Travel expenses increased by $107,000 due to our payment of travel costs for a Guinean delegation to visit Houston as well as increased employee travel to Guinea;

3) Salaries and payroll taxes increased by $64,000 due in part of hiring our new Chief Financial Officer for SCS-Guinea, as well as to wage increases for all employees;

4) Health care costs increased by $26,000 due to the funding of a cholera program in Guinea requiring medicinal supply;

5) Auto expense increased by $16,000 due to maintenance and repairs of vehicles in Guinea;

6) Office supplies and postage increased $8,000 due to increase in supply usage both in the US and Guinea offices; and

7) Other administrative expenses increased by $14,000.

The decrease of $213,000 is due to a decrease in consulting expense of $171,000, a decrease of $37,000 of professional expenses, and a decrease of other general expenses of $5,000.  The decrease is due to various factors.

1) Consulting expense decreased $171,000. Consulting expense consists of lobbying costs, which decreased by $191,000, and costs associated with industry visibility work of geological industry consultants, which increased $20,000.  The decrease in lobbying expense occurred because a payment in 2006 to our lobbyist in Guinea was not repeated this year.  Our geological consultant, Geoexperts, completed work related to the completion of a farm-out brochure in 2007.  This work totaled about $52,000, as opposed to costs incurred during the quarter ended September 30, 2007 of $32,000 due to the winding down of our contractual commitment to their predecessor, Seacon Inc.

2) Professional expenses decreased $37,000 due to the dismissal of a lawsuit during the quarter ended June 30, 2007 and thus a decrease in legal expenses incurred in the quarter ended September 30, 2007.

3) Other general expenses decreased $5,000.

Depreciation, administrative properties was $12,000 for the three months ended September 30, 2007 compared to $3,000 for the three months ended September 30, 2006. The increase of $9,000, or 300%, is due to depreciation expense on additional assets purchased in Guinea.

Loss from operations was $1,152,000 for the three months ended September 2007 compared to $545,000 for the three months ended September 30, 2006 due to the factors discussed above.

Expenditures for long lived assets were $279,000 for the three months ended September 30, 2007 compared to $8,000 in the three months ended September 30, 2006. This represents an increase of $271,000 due to geological and geophysical exploration work performed on the Guinea concession and purchase of vehicles for use in Guinea.

Corporate Overhead

Three months ended September 30, 2007 compared to three months ended September 30, 2006.

Selling, general and administrative - related party was $17,000 for the three months ended September 30, 2007 compared to $0  for the three months ended September 30, 2006. Mike Watts, the brother of Kent Watts, provides investor relations, public relations, financial consulting, and general advisory services in conjunction with a contract entered into during March 2007 for services he will deliver through March 2010.  He received a warrant to purchase Hyperdynamics common stock as compensation. The fair value of the warrant was expensed in June 2007.  The $17,000 represents reimbursements for his expenses as authorized by his contract.

Selling, general and administrative expenses were $1,311,000 for the three months ended September 30, 2007 compared to $1,310,000 for the three months ended September 30, 2006. This represents an increase of approximately 0%, or $1,000, due to an increase in administrative expenses of $204,000 which was offset by a decrease in other administrative expenses of $203,000. The increase is due to the following factors:

1) Public and investor relation expenditures increased by $60,000;
2) Travel expenses for board meetings and investment road shows increased by $47,000;
3) Professional expenses increased by $54,000 due to increased audit fees and the cost of engaging a consultant to assist in the evaluation of our internal controls; and
4) Insurance and other general expenses increased by $43,000 due to higher general liability and auto insurance costs, auto expense, and salaries.

The decrease in expenses includes a decrease in fees associated with the filing of registration statements and American Stock Exchange listing fees of $48,000, a decrease in office expenses of $16,000, a decrease in consulting expense of $11,000, and a decrease in stock-based compensation of $128,000.

Depreciation, administrative properties was $10,000 for the three months ended September 2007 compared to $4,000 in the three months ended September 30, 2006. This represents an increase of $6,000, or 60%. The increase is due to an increase in capitalized office furniture and leasehold improvements.

Loss from operations was $1,338,000 for the three months ended September 2007 compared to $1,314,000 for the three months ended September 30, 2006, due to the factors discussed above.

Interest expense was $2,000 and $870,000 for the three months ended September 30, 2007 and 2006, respectively.  The interest expense for 2006 included interest payable on convertible debentures and accelerated amortization of the discount of debentures that were prepaid in the quarter ended September 30, 2006.  There was no equivalent obligation in 2007. Accordingly, interest expense decreased $868,000, or 100%.

Net loss chargeable to common shareholders. Based on the factors discussed above, our net loss chargeable to common shareholders was $3,292,000 and $2,862,000 for the three months ended September 30, 2007 and 2006, respectively.  The loss per common share was $0.06 in each of the three months ended September 30, 2007 and 2006.

Our expenditures for long lived assets were $11,000 for the three months ended September 30, 2007 compared to $105,000 in the three months ended September 30, 2006. The decrease of $94,000, or 90%, is due to the purchases of office furniture and fixtures and leasehold improvements incurred in 2006 when we moved into our new offices, which were not repeated in 2007.

Liquidity and Capital Resources

Our ratio of current assets to current liabilities (current ratio) was .90 to 1 at September 30, 2007, 2.53 to 1 at June 30, 2007 and 1.30 to 1 at September 30, 2006. Together with our available financing in place and our funds on hand, we can fund our cash operating requirements for the next twelve months, including our increased operations in Guinea. With the new acquisition of working interest properties in July 2007, we continue to work toward sustained positive operating cash flow and income from domestic operations including corporate overhead. Cash funds to be used for investing in our exploration work will continue to come from new financing activities, financial partnerships, or working interest deals with oil companies.

We currently maintain an equity line of credit with Dutchess Capital.  We have made seven puts on the equity line of credit since February 2006 in the aggregate amount of $1,370,225.   As of November 9, 2007, the remaining amount available for us to draw down on the equity line of credit is $18,629,775. The equity line of credit expires in February 2009, after which we may no longer utilize the equity line of credit.

We believe that we are now prepared to structure our financing to allow us to expand and accelerate our exploration activity offshore Guinea. While we could use some of the proceeds from our equity line of credit funds to fund additional exploration, we are evaluating other financing options. Our options include taking on working interest partners who want to join our exploration efforts or working with potential financing partners to obtain financial commitments to fund exploration. Any funds would be used on a planned and incremental basis on perfecting targets and drilling offshore exploration wells over the next few years. While we are working to structure our financing of the exploration of offshore Guinea, we are already taking steps to put in place a world renowned exploration team to go along with our world class asset. We believe the financing commitment will go hand in hand with showing that we have the technical team capable of making a discovery.  While we are working to obtain a financial partner and to solidify our in-house geo-technical capabilities, we will continue talking with oil companies under confidentiality agreements, continuing the possibility to bring on working interest partners to share in the risk on some of our more expensive wells to be drilled in the future.

In summary, we are considering the following options to finance our planned activities: a) use our equity line to support at least the minimum work requirements for offshore Guinea; b) negotiate and structure a deal on a financial commitment basis; c) negotiate one or more transactions with oil company partners who share in the required work and financing risk; and d) structure a creative financing mechanism to execute a major secondary financing.

Our cash from operations has historically been a deficit. We have taken steps to invest in new producing properties at a time when oil prices continue to rise.  Since we made our July working interest acquisition, the price of oil has increased from approximately $70 per barrel to over $90 per barrel. We acquired these additional properties in July 2007 in an effort to put our domestic operations on a positive cash flow basis and soon in a profitable mode. Thus, we plan to spend most of the capital we raise in the future on our investment in our offshore oil and gas concession.

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

Item 4.Controls and procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of the end of the period covered by this quarterly report. In the course of this evaluation, our management considered the material weaknesses in our internal control over financial reporting discussed below. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of this material weakness, our disclosure controls and procedures as of September 30, 2007 were not effective in ensuring that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. To address the material weakness, we have taken additional steps in an effort to ensure our consolidated financial statements included in this quarterly report have been prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

In connection with the preparation of our Annual Report on Form 10-K, as amended, for the year ended June 30, 2007 (“Annual Report”), management assessed the effectiveness of our disclosure controls and procedures and internal control over financial reporting as of June 30, 2007 as more fully described in Item 9A of our Annual Report. Based on that assessment, management identified material weaknesses in our internal controls.  Because of these material weaknesses, management concluded that we did not maintain effective internal control over financial reporting as of June 30, 2007.

To address the issues associated with the material weaknesses, we have made changes in our internal controls over financial reporting in fiscal 2008 through the date of this report, and we continue to spend a significant amount of time and effort to improve our control environment. We have been implementing and will continue to implement changes that are both organizational and process-focused to improve the control environment. The changes made through the date of this quarterly report include, among others:

  •   hiring a full-time certified public accountant, who joined the company in October 2007, to assist with the preparation of required SEC disclosures and with our internal financial reporting requirements; this new employee will also assist in the interpretation and application of new accounting standards and the effect of such standards on our financial reporting; our management will continue to evaluate our accounting function with respect to the number of personnel needed and determine whether our requirements are best satisfied through the hiring of internal personnel on a full-time or part-time basis, outsourcing or a combination thereof;

  •   hiring a full-time accountant, who joined the company in July 2007, to serve as the chief financial officer of our Guinea operations, overseeing all aspects of Guinea finance and accounting;

  •   implementing new accounting policies and requiring employee acknowledgement of same; and

  •   implementing procedures to ensure proper approvals for expenditures.

Although these organizational and process changes have improved our internal controls environment and increased the likelihood of our identifying non-routine and non-systematic transactions, many of the initiatives were either recently initiated or are being further refined, enhanced and tested as of September 30, 2007. As a result, they were not considered effective in remediating the material weakness as of that date. We will continue our efforts to improve our control environment and to focus on:

  •   improving our organizational structure to help achieve the proper number and quality of our accounting and finance personnel;

  •   refining our period-end financial reporting processes to improve the quality and timeliness of our financial information; and

  •   improving our processes and systems requiring periodic self-assessments, independent tests, and reporting of our personnel's adherence to our accounting policies and procedures.

Except as described above and in our Annual Report, there have been no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II Other Information

Item 1.  Legal Proceedings

For information regarding our legal proceedings see the legal proceedings disclosed in Item 3 of our most recent on Form 10-K. There have been no material developments from the disclosures contained in our most recent Form 10-K.

Item 1A.  Risk Factors

For information regarding our risk factors see the risk factors disclosed in Item 1A of our most recent on Form 10-K. There have been no material changes from the risk factors previously disclosed in our most recent Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In October 2007, we issued 30,000 shares of common stock valued at $95,000 to a consultant for services rendered. This transaction was made in reliance upon exemptions from registration under Section 4(2) of the Securities Act. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Securities Act and setting forth the restrictions on the transferability and the sale of the securities. No underwriter participated in, nor did we pay any commissions or fees to any underwriter, in this transaction. These transactions did not involve a public offering. The investor had knowledge and experience in financial and business matters that allowed them to evaluate the merits and risk of receipt of these securities. The investor was knowledgeable about our operations and financial condition.

In November 2007, we issued options to purchase 50,000 shares of common stock to an employee as compensation. These options have an exercise price of $2.11 per share and expire in three years. This transaction was made in reliance upon exemptions from registration under Section 4(2) of the Securities Act. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Securities Act and setting forth the restrictions on the transferability and the sale of the securities. No underwriter participated in, nor did we pay any commissions or fees to any underwriter, in this transaction. These transactions did not involve a public offering. The investor had knowledge and experience in financial and business matters that allowed them to evaluate the merits and risk of receipt of these securities. The investor was knowledgeable about our operations and financial condition.

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
(Registrant)

By: /s/ Kent Watts
Kent Watts, Chairman of the Board,
Chief Executive Officer

Dated: November 13, 2007

By: /s/ Steven M. Plumb
Steven M. Plumb,
Chief Financial Officer
Principal Accounting Officer

Dated: November 13, 2007