Form 10-Q
period 2007-12-31
HYPERDYNAMICS CORP
filed 2008-02-11
CIK 937136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934: For the quarterly period ended: December 31, 2007

or
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934: For the transition period from _______ to _________

Commission file number: 000-32490

HYPERDYNAMICS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	87-0400335
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of ‘‘large accelerated filer,’’ ‘‘accelerated filer’’ and ‘‘smaller reporting company’’ in Rule 12b–2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐
Accelerated Filer	☒
Non-Accelerated Filer	☐
Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)   YES ☐    NO ☒

APPLICABLE ONLY TO CORPORATE ISSUERS
As of February 11, 2008, 56,199,385 shares of common stock, $0.001 par value, were outstanding.

Table of Content

HYPERDYNAMICS CORPORATION
Consolidated Balance Sheets
(In thousands, except number of shares and per share amounts)
(Unaudited)

	December 31,	June 30,
	2007	2007

ASSETS
Current assets
Cash	$342	$618
Restricted certificate of deposit	75	75
Accounts receivable, net of allowance for doubtful accounts of $4 and $0	212	109
Subscription receivable	-	5,250
Deposit on acquisition of oil and gas assets	-	374
Accounts receivable – related party	11	3
Prepaid expenses and other current assets	164	196
Total current assets	804	6,625

Property and equipment, net of accumulated depreciation of $185 and $149	447	366
Oil and gas properties:
Evaluated properties, using full cost accounting, net of accumulated depreciation and depletion of $365 and $174	2,301	204
Unevaluated properties excluded from amortization	4,480	4,279
Other assets	12	6
Total assets	$8,044	$11,480

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Short term notes payable and current portion of Installment debt	$68	$375
Accounts payable and accrued expenses	719	747
Accounts payable seismic data	650	650
Accounts payable related party	62	53
Stock payable	-	95
Asset retirement obligation, current	88	84
Dividends payable	372	372
Dividends payable to related party	295	245
Total current liabilities	2,254	2,621

Asset retirement obligation, non current	125	44
Installment debt, non current	23	-
Deferred rent	81	89
Total liabilities	2,483	2,754

Commitments and contingencies	-	-

Shareholders' equity:
Convertible preferred stock, par value $0.001; 20,000,000 shares authorized
Series A - 1,945 shares issued and outstanding	-	-
Series B - 2,725 shares issued and 2,487 shares outstanding	-	-
Common stock, $0.001 par value, 250,000,000 shares authorized, 56,199,385 and 54,467,902 shares issued and outstanding	56	54
Additional paid-in capital	61,291	59,045
Accumulated deficit	(55,786)	(50,373)
Total shareholders' equity	5,561	8,726
Total liabilities and shareholders' equity	$8,044	$11,480

(See accompanying notes to consolidated financial statements)

Table of Content

HYPERDYNAMICS CORPORATION
Consolidated Statements of Operations
(In thousands, except number of shares and per share amounts)
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
Revenues
Oil and gas sales	$500	$278	$814	$603
Oilfield service revenues	31	64	31	64
Total revenues	531	342	845	667

Costs and expenses
Lease operating expense	649	99	1,503	275
Accretion expense	5	-	10	-
Depreciation, depletion and amortization from oil and gas properties	78	23	191	45
Other operational costs	86	188	238	307
Selling, general and administrative – related party	9	-	38	-
Selling, general and administrative	1,775	1,480	4,227	3,477
Gain from sale of operating assets	-	-	-	(8)
Depreciation, administrative properties	35	15	57	22
Total	2,637	1,805	6,264	4,118
LOSS FROM OPERATIONS	(2,106)	(1,463)	(5,419)	(3,451)

Other income (expense)
Interest expense	(2)	(402)	(4)	(1,272)
Interest income	12	35	50	58
Gain on settlement of debt	-	-	10	-
Total other income (expense)	10	(367)	56	(1,214)

NET LOSS	(2,096)	(1,830)	(5,363)	(4,665)

Preferred stock dividend to related party	(25)	(28)	(50)	(55)

Net loss chargeable to common shareholders	$(2,121)	$(1,858)	$(5,413)	$(4,720)

Basic and diluted loss per common share	$(0.04)	$(0.04)	$(0.10)	$(0.10)
Weighted average shares outstanding –basic and diluted	55,698,010	47,713,953	55,501,993	46,952,138

(See accompanying notes to consolidated financial statements)

Table of Content

HYPERDYNAMICS CORPORATION
Consolidated Statements of Cash Flows
(In thousands, except number of shares and per share amounts)
(Unaudited)

	Six months ended December 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,363)	$(4,665)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation, depletion and amortization	248	67
Accretion of asset retirement obligation	10	-
Shares issued for services	129	204
Employee stock options	920	1,003
Gain on settlement of debt	(10)	-
Gain on sale of assets		(8)
Bad debt expense	4	17
Amortization of discount and financing costs on convertible debenture	-	1,078
Changes in operating assets and liabilities:
Accounts receivable	(107)	(140)
Accounts receivable – related party	(8)	-
Other current assets	31	19
Accounts payable and accrued expenses	120	164
Deferred rent	(8)	43
Net cash used in operating activities	(4,034)	(2,218)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in oil and gas properties	(1,755)	(82)
Purchase of property and equipment	(108)	(167)
Proceeds from the sale of assets	-	36
Change in deposits	(6)	(6)
Net cash provided by (used in) investing activities	(1,869)	(219)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock, net	679	126
Collection of stock subscription receivable	5,250	-
Proceeds from convertible notes	-	1,820
Proceeds from installment debt	47	57
Payments on installment debt	(349)	(93)
Net cash provided by financing activities	5,627	1,910

Net decrease in cash	(276)	(527)
Cash at beginning of period	618	3,435

Cash at end of period	$342	$2,908

(See accompanying notes to consolidated financial statements)

Table of Content

HYPERDYNAMICS CORPORATION
Consolidated Statements of Cash Flows (Continued)
(In thousands, except number of shares and per share amounts)
(Unaudited)

	Six months ended December 31,
	2007	2006
SUPPLEMENTAL DISCLOSURES
Interest paid in cash	$5	$353
Income taxes paid in cash	-	-

NON-CASH TRANSACTIONS

Conversion of notes payable to common stock	$-	$4,000
Deemed dividend	153
Deemed dividend	(153)
Accrued and unpaid preferred stock dividend to related party	50	55
Note payable for fixed assets	30	-
Debt discount on convertible debt	-	450
Common stock issued for accounts payable	139
Common stock issued for stock payable	95
Common stock issued for purchase of working interest in oil and gas properties	285	-

(See accompanying notes to consolidated financial statements)

Table of Content

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

2. Oil and Gas Properties

Evaluated properties

During the six months ended December 31, 2007, Hyperdynamics closed on the purchase of an 85% working interest in various oil wells, leases, and oil and gas equipment in Louisiana, USA (“RABB properties”).  Hyperdynamics paid a total of $1,250,000 cash and issued 200,000 shares of common stock valued at $559,000.  We issued 100,000 shares of common stock in June 2007 as a deposit and the remaining 100,000 shares of common stock upon closing of the acquisition.  The initial estimate of the asset retirement obligation associated with these properties was $75,000.

Under the purchase agreement, the seller remained the operator of the properties and retained a 15% working interest therein; however, Hyperdynamics is required to pay 100% of all working interest costs, including work-over and new development and exploration costs, up to $4,000,000 (“Promised Funds over the eighteen months ended December 31, 2008.  After the Promised Funds have been invested, working interest costs, except the cost of new drilling, will be shared pro rata according to the working interest percentage.  Hyperdynamics will continue to pay 100% of the costs of any new drilling performed on the properties.

The properties that were purchased are subject to overriding royalty interests of up to 27.46%.  Accordingly, Hyperdynamics’ holds net revenue interests of approximately 57.54% in the properties.

Other additions to the full cost center during the six months ended December 31, 2007 included the cost of drilling an exploratory well of $190,000, capitalized geophysical and geological costs of $22,000 and the cost of improvements to production facilities at our Magee-Smith lease of $191,000.  As of December 31, 2007, we have capitalized $2,205,000 in oil and gas properties, net of depletion, which is subject to the full cost ceiling test for impairment.  At December 31, 2007, there was no impairment indicated.

Evaluated Oil and Gas Properties also includes oilfield equipment with a net book value of $96,000 as of December 31, 2007, which is not subject to amortization.  It is depreciated on a straight line basis over its estimated useful life and assessed for impairment in accordance with Statement of Financial Accounting Standards No. 144.

Table of Content

Pro Forma Results

The unaudited pro forma results presented below for the three months and six months ended December 31, 2006 have been prepared to give effect to the purchase of the RABB Properties described above as if it had been consummated on July 1, 2006.  The unaudited pro forma results do not purport to represent what our results of operations actually would have been if this acquisition had been completed on such date or to project our results of operations for any future date or period.

Pro Forma:
	Three months ended December 31, 2006	Six months ended December 31, 2006
Revenue	$474,000	$994,000
Loss from operations	(1,766,000)	(3,788,000)
Net loss chargeable to common shareholders	(2,106,000)	(5,002,000)
Loss per share, basic and diluted	(0.04)	(0.11)

Unevaluated properties

We incurred $201,000 of geological and geophysical costs for our Guinea concession during the six months ended December 31, 2007.  The costs were incurred as follows: consulting on our Forward Exploration Program of $91,000, payroll costs directly associated with the evaluation of our Guinea concession of $24,000, seismic data license purchase in the amount of $45,000; the purchase of magnetic and gravity data for $30,000; a seep study costing $2,000; and geophysical and geological software for $9,000.

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

The following is a reconciliation of our asset retirement obligation liability:

( in thousands)
Asset retirement obligation, June 30, 2007	$128
Liabilities incurred	75
Revisions of estimates	-
Accretion of discount	10
Asset retirement obligation, December 31, 2007	$213

4.  Installment debt

During the six months ended December 31, 2007, Hyperdynamics repaid an installment note payable for legal settlement that was originally payable in six monthly installments of $40,000 each.  The original amount of the note was $240,000.  The noteholder accepted $230,000 in full payment of the note, resulting in a gain on the settlement of debt of $10,000.

5. Stock Payable

In June 2007, an Investor Relations/Public Relations consultant earned 30,000 shares of common stock when a stock price target specified in their contract was met.  The stock payable was valued at $3.18, the closing stock price on the date the stock was earned.  The stock was issued in October 2007.

Table of Content

6. Shareholders’ Equity

Common stock issuances

In June 2007, warrants to purchase 2,100,000 shares of common stock at $2.50 per share were exercised for gross proceeds of $5,250,000, which was shown as a subscription receivable in the June 30, 2007 balance sheet. The cash was received on July 3, 2007.

In July 2007, two officers of the company received 738,251 shares of common stock upon the cashless exercise of warrants to purchase 800,000 shares of common stock that were granted in 2001, each with an exercise price of $0.23.

In July 2007, an investor received 119,389 shares of common stock upon the cashless exercise of warrants to purchase 142,000 shares of common stock, each with an exercise price of $0.50.

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

In October 2007, three directors received 24,654 shares of common stock valued at $54,000 in conjunction with their compensation package.

In October 2007, an attorney received 35,000 shares of common stock in payment of legal fees of $76,000.

In October 2007, a consultant received 30,000 shares of common stock for stock payable (see note 5).

In December 2007, an investor received 544,000 shares upon the exercise of a warrant to purchase 544,000 shares of common stock with an exercise price of $1.00.

7. Deemed Dividend

In December 2007, the Company modified the terms of certain warrants previously issued in June 2006 in connection with the sale of convertible debt.  The price of the warrants was reduced from $2.50 to $1.00.  The modification resulted in a deemed dividend of $153,000, which was calculated using the Black-Scholes method, assuming volatility of 96%, expected term of 3.5 years, and a risk adjusted interest rate of 3%.

8. Stock Options and Warrants

Hyperdynamics' Stock Option Plan provides for the grant of stock, stock options, or warrants to purchase common stock to directors, employees and consultants, and opportunities for directors, officers, employees and consultants to make purchases of stock in Hyperdynamics. The plan grants are administered by the Board of Directors or the Compensation Committee who have substantial discretion to determine which persons, amounts, time, price, exercise terms, and restrictions, if any.   Options granted generally are exercisable immediately as of the effective date of the option grant.

Options granted to employees

During the six months ended December 31, 2007, Hyperdynamics granted 705,000 options to employees.   The options had exercise prices ranging from $1.60 to  $3.01, expected exercise terms ranging from 1 to 1.5 years, vesting dates ranged from immediate to August 3, 2008, and a fair value on the date of grant totaling $875,000.  The aggregate compensation cost recognized for the share-based compensation vested during the six months ended December 31, 2007 was $920,000.  The weighted average fair value of the employee stock options granted during the six months ended December 31, 2007 was $1.24.

The following table details the significant assumptions used in the Black-Scholes model to compute the fair market values of employee stock options granted:

Table of Content

2007
Risk-free interest rate	3 - 5%
Dividend yield	0%
Volatility factor	82 - 110%
Expected life (years)	1 - 1.5

Expected volatility is based solely on historical volatility of our common stock over the period commensurate with the expected term of the stock options.  We rely solely on historical volatility as we do not have traded options.  The expected term calculation for stock options is based on the simplified method as described in the Securities and Exchange Commission Staff Accounting Bulletin number 110.  We use this method because we do not have sufficient historical information on exercise patterns to develop a model for expected term.  The risk-free interest rate is based on the U. S. Treasury yield in effect at the time of grant for an instrument with a maturity that is commensurate with the expected term of the stock options.  The dividend yield rate of zero is based on the fact that we have never paid cash dividends on our common stock and we do not intend to pay cash dividends on our common stock.

The following table summarizes employee stock options issued and outstanding:

	Options	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual life (years)
Outstanding at year end June 30, 2007	1,609,999	3.89	$-	2
Granted	705,000	2.69
Exercised	-	-
Forfeited	(10,000)	2.80
Cancelled	(20,000)	1.00
Outstanding at December 31, 2007	2,284,999	3.55	$228,000	2

Options outstanding and exercisable as of December 31, 2007:

Exercise Price	Outstanding Number of Shares	Remaining Life	Exercisable Number of Shares
$1.00 - 1.49	380,000	1 year or less	380,000
$1.50 - 1.99	40,000	1 years	40,000
$1.50 - 1.99	30,000	3 years	30,000
$2.00 - 2.49	195,000	1 year or less	195,000
$2.00 – 2.49	359,999	2 years	359,999
$2.00 - 2.49	50,000	3 years	50,000
$2.50 - 2.99	40,000	1 year	40,000
$2.50 – 2.99	180,000	2 years	180,000
$2.50 – 2.99	305,000	3 years	305,000
$3.00 – 3.50	40,000	2 years	40,000
$3.00 – 3.50	65,000	3 years	65,000
$5.00	300,000	3 years	-
$10.00	300,000	3 years	-

	2,284,999		1,684,999

At December 31, 2007, there was $184,517 of unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Plan.

Table of Content

The following table summarizes common stock warrants issued and outstanding:

	Warrants	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual life (years)
Outstanding at year June 30, 2007	10,112,783	2.46	$-	4
Granted	544,000	1.00
Exercised	(1,401,640	.55
Cancelled	(628,360	2.20
Expired	-
Outstanding at December 31, 2007	8,626,783	2.70	$168,750	4

Warrants outstanding and exercisable as of December 31, 2007:

Exercise Price	Outstanding Number of Shares	Remaining Life	Exercisable Number of Shares
$.25	125,000	1 year	125,000
$2.40	3,480,000	7 years	3,480,000
$2.50	3,471,783	2 years	3,471,783
$4.00	1,500,000	7 years	1,500,000
$5.00	50,000	3 years	-

	8,626,783		8,576,783

At December 31, 2007, there was $27,949 of unrecognized compensation expense associated with the outstanding warrants.

9. Cost Reimbursement

In July 2007, Hyperdynamics received $130,000 as a reimbursement of legal costs we incurred during fiscal 2006 and 2007 in our lawsuit with Trendsetter Investors LLC.

10. New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109”. This Interpretation provides guidance on recognition, classification and disclosure concerning uncertain tax liabilities. The evaluation of a tax position requires recognition of a tax benefit if it is more likely than not it will be sustained upon examination. We adopted this Interpretation effective January 1, 2007. The adoption did not have a material impact on our consolidated financial statements.

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position, or cash flow.

11.  Related Party Transactions

Accounts receivable – related party consists of advances to employees and Mike Watts, the brother of Kent Watts, our chief executive officer, who provides investor relations, public relations, financial consulting, and general advisory services, for certain company related expenses.

Accounts payable – related party consists of directors fees payable to independent directors and an officer in accordance with their compensation packages of $62,000 and $53,000 as of December 31, 2007 and June 30, 2007, respectively.

Selling, general and administrative – related party of $38,000 during the six months ended December 31, 2007 consists of reimbursement of out of pocket expenses incurred by Michael Watts, the brother of our CEO, in association with his consulting contract.

Table of Content

During the six months ended December 31, 2007, two officers of the company received 738,251 shares of common stock upon the cashless exercise of 800,000 warrants with an exercise price of $0.23 per share.

12. Subsequent Events

In January 2008, we issued 22,360 shares of common stock to two directors in accordance with their compensation packages to pay directors fees of $36,000.  We also issued 23,000 shares of common stock valued at $37,000 to a consultant for services rendered.

In January 2008, two officers of the company and three independent directors were granted options to purchase 110,000 shares of common stock in accordance with their compensation packages.  The options have a value of $59,000 based upon the Black-Sholes valuation method.

In January 2008, we became obligated to pay 30,000 shares of our common stock to an Investor Relations/Public Relations consultant in accordance with the terms of our contract.  If still employed, the consultant will earn an additional 30,000 shares on May 1, 2008 or upon the satisfaction of certain performance conditions, if they occur earlier than May 1, 2008.

On February 6, 2008, Hyperdynamics Corporation entered into a financing agreement (the Financing Agreement) with YA Global Investments, LP (“YA Global”). Under the Financing Agreement, we will issue, and YA Global will purchase, up to $3,000,000 of notes. On February 6, 2008, we completed the first closing and issued $911,000 of notes under the Financing Agreement. We expect to issue an additional $1,089,000 of notes upon the satisfactory completion of certain conditions, and the remaining $1,000,000 of notes within the next 120 days. We expect the new note agreements will contain provisions similar to those described below. In connection with this Financing Agreement, we will issue 94,899 shares of common stock and a total of 825,000 warrants to purchase common stock, of which, 550,000 warrants with an exercise price of $2.00 per share were issued on February 6, 2008 in connection with the first closing. The remaining warrants, with an exercise price equal to 130% of the market value of our common stock on the date of closing,  will be issued at the third closing, which is expected to occur in approximately 120 days from February 6, 2008. The exercise price of the warrants are subject to “reset” provisions in the event we subsequently issue common stock, stock warrants, stock options or convertible debt with a stock price, exercise price or conversion price lower than $2.00. If these provisions are triggered, YA Global will receive warrants to purchase additional shares of common stock and a reduction in the exercise price of all their warrants. We will also issue $60,000 worth of common stock upon the third closing. Notes issued under this arrangement are collateralized by substantially all of the assets of Hyperdynamics and its subsidiaries, except the assets of SCS Corporation and SCS Guinea. Further, this new agreement limits our ability to draw down on our equity line of credit with Dutchess Capital.

As discussed above, we issued $911,000 of notes under the arrangement and received net proceeds of $750,000. The notes carry an annual interest rate equal to 20% and mature on July 6, 2010. The notes and accrued interest will be repaid in monthly installments of $22,763, which commence on September 1, 2008. At our option, we can redeem the notes at an earlier date and pay an “early redemption premium” of 15% of the principal amount being redeemed.

The note agreement contains several default provisions, including delisting from a stock exchange in which our stock is quoted; any change of control transaction; and various other default provisions. Upon default, the notes become immediately due and payable. In addition, any time following an event of default, the notes become convertible at the option of the holder into shares of the Company’s common stock. The conversion price is equal to the lesser of $2.00 or 70% of the lowest closing bid price of the common stock during the 15 consecutive trading days prior to the conversion date. In the event we issue or sell shares of common stock at a price that is less than the conversion price, the conversion price is automatically reset to the new lower price. This reset feature also applies to the issuance of stock options, stock warrants or convertible debt with a conversion price lower than that currently in effect for the notes.

Hyperdynamics is currently evaluating the instruments for derivative accounting consideration under SFAS 133 and EITF 00-19.  Upon completion of the analysis, Hyperdynamics will allocate the proceeds of the notes payable among the stock, warrants, and embedded or free standing derivatives, if any, using applicable accounting principles.

13. Segment Information

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

Table of Content

The following tables summarize certain balance sheet data as of December 31, 2007 and June 30, 2007 and income statement data about Hyperdynamics' reportable segments and corporate overhead for the three months and six months ended December 31, 2007 and 2006:

	SCS	HYDR	Corporate	Total
Segment assets
As of December 31, 2007	$4,877,000	$2,707,000	$460,000	$8,044,000
As of June 30, 2007	4,467,000	804,000	6,209,000	11,480,000

Six months ended December 31, 2007:
Revenues from external customers	-	845,000	-	845,000
Depreciation, depletion and amortization - oil and gas properties	-	191,000	-	191,000
Depreciation – administration	35,000	2,000	20,000	57,000
Loss from operations	(2,198,000)	(1,171,000)	(2,050,000)	(5,419,000)
Expenditures for long-lived assets	295,000	1,869,000	14,000	2,178,000

Three months ended December 31, 2007:
Revenues from external customers	-	531,000	-	531,000
Depreciation, depletion and amortization - oil and gas properties	-	78,000	-	78,000
Depreciation – administration	23,000	2,000	10,000	35,000
Loss from operations	(1,046,000)	(348,000)	(712,000)	(2,106,000)
Expenditures for long-lived assets	16,000	131,000	3,000	150,000

Six months ended December 31, 2006:
Revenues from external customers	-	667,000	-	667,000
Depreciation, depletion and amortization - oil and gas properties	-	45,000	-	45,000
Depreciation – administration	10,000	-	12,000	22,000
Loss from operations	(1,255,000)	(212,000)	(1,984,000)	(3,451,000)
Expenditures for long-lived assets	76,000	55,000	118,000	249,000

Three months ended December 31, 2006
Revenues from external customers	-	342,000	-	342,000
Depreciation, depletion and amortization - oil and gas properties	-	23,000	-	23,000
Depreciation – administration	7,000	-	8,000	15,000
Loss from operations	(710,000)	(83,000)	(670,000)	(1,463,000)
Expenditures for long-lived assets	68,000	43,000	13,000	124,000

Table of Content

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

During the quarter ended December 31, 2007, we took steps to significantly enhance and to bring our technical capabilities in-house.  As a first step hired a successful veteran explorationist, Mr. James R. Spear as our Vice President of Exploration and Production; later we added Mr. Charles Andrews to our board of directors. Both gentlemen are highly successful geoscientists. Mr. Spear is primarily focused on the extensive exploration effort regarding our September 22, 2006 Production Sharing Contract (the “2006 PSC”) with the Republic of Guinea.

The 2006 PSC gives us exclusive rights to explore and develop approximately 31,000 square miles off the coast of Guinea. However, certain provisions of the contract require us to surrender 64% (approximately 20,000 square miles) of the contract area upon the passage of a “Project of Law”, a Presidential Decree, and a Supreme Court ruling. We would retain a priority non-exclusive right, to be defined in the future, to participate in the development of the surrendered contract area. Although the 2006 PSC is a legally binding contract under Guinea’s 1986 Petroleum Code, the process of passing a law, obtaining a Presidential Decree and a Supreme Court ruling effectively codifies the 2006 PSC into a new Guinea law in and of itself.  Whether these things are accomplished or not is entirely up to the Guinea government.  We are proceeding with our work under the 2006 PSC in any respect. Furthermore, we expect, through the priority rights granted in the 2006 PSC, to continue our participation in any surrendered contract area and to retain exclusive rights in the remaining 36% (approximately 11,000 square miles) of the contract area.

Since Mr. Spear joined Hyperdynamics in October, he has reinterpreted and clarified many leads from our 2-D seismic surveys completed in 2002 and 2003.  During the quarter we reported that approximately 25 leads so far have been identified as potential drilling targets. Mr. Spear also helped to identify and to focus our attention on the notable potential development in the Lower Cretaceous section where most of the West African oil has been found to date.  Additionally, he has reconfirmed the potential to explore deeper in the syn-rift Mesozoic basins within the Paleozoic section.  In November, a very encouraging clarification was made to define our primary niche area as the transform margin play offshore the Republic of Guinea. Over the last three years, this play has resulted in at least 39 new field discoveries offshore West Africa that we know of to date.  It was reported also during the quarter that, as a result of the company’s exploration work since 2002, including the identification of interpretive procedures performed over the last several months, detailed and focused specifications have now been laid out to acquire additional 2-D seismic data and, for the first time in the history of the Guinea offshore, we began laying out 3-D seismic grids as a next step to having drillable prospects.  During the quarter ended December 31, 2007 and now into the current quarter, Mr. Spear has worked closely with Kent Watts, our Chief Executive Officer, to lay out operational plans for our 2008 exploration efforts.

Our work this quarter, based on our historical library of geophysical and geological data, supports that the primary petroleum systems in our concession contain at least three oil-prone, marine, and lacustrine (lake-like) source rock zones deposited during Lower Cretaceous time (Early Albian to Early Cenomanian).  It is believed at this point that a secondary petroleum system may have a Late Cenomanian to Turonian shale source rock. The trap types are numerous and relatively widespread, in particular, those associated with Mesozoic/Cretaceous syn-rift basins and transform related faulting and unconformities. The traps on the shelf/slope and within the newly identified basins on the shelf are ideally located for access to oil migration. We reported initially that we will further delineate our targets into drillable prospects with a new extensive 2-D seismic survey of approximately 12,000 linear kilometers.  After additional work, we are now planning more 3-D with a smaller additional 2-D survey to start this year.

We are meeting continuously with key seismic vendors and potential joint venture partners with varying degrees of interest.  We believe our recent work and continued efforts will help to make these partners much more serious in the future as we continue our goal to develop a portfolio of drillable prospects.

Table of Content

It is our plan to improve the quality of life in Guinea as we advance our work offshore Guinea. Our Chairman and Chief Executive Officer, Kent Watts, founded American Friends of Guinea (“AFG”), an organization exempt from income taxation under Section 501(C)3 of the United States Internal Revenue Code in 2006 with the purpose of providing relief and medical aid helping to free the people of Guinea from unnecessary suffering. The company has been active in support and relief efforts in Guinea in the past and plans to increase efforts as its exploration work progresses. , With the continued support of volunteers, AFG reports that it is still working to support water well projects and other similar programs that could help the quality of life in Guinea.

We realized oil production revenues of $500,000 for the quarter ended December 2007 compared to $278,000 in oil production revenue for the quarter ended December 2006. When we acquired the RABB properties, we planned to evaluate work-over, rework, and other repairs on the wells that would increase production from the wells and to complete the repairs on a few wells each month until we have optimized production from the wells we acquired.  The routine lease operating costs, such as pumping, electricity, and other costs are relatively stable, regardless of the production flow.  The increased production and revenue would thus add to our margin and cash flow without significant incremental costs after the cost of repair to each well.

During December, we performed little work on our Rabb properties while we were reworking our salt water well on our McGee Smith leases.  The production from Magee Smith was shut down in December even with the reported increase in revenue. The McGee Smith leases were brought back on with three additional wells now producing in late January. We expect increased revenues to be reported throughout the current quarter.   We estimated that we were producing approximately 150 barrels of oil per day (BOPD) in the middle of November and were expecting to soon reach 250 barrels per day from the work planned.  While we didn’t reach this goal as of December 2007 due to the McGee Smith work, we still expect to reach this goal very soon and begin our strategy to increase our production to 500 BOPD by the end of our fiscal year, June 30, 2008.

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

The following tables summarize certain balance sheet data as of December 31, 2007 and June 30, 2007 and income statement data about Hyperdynamics' reportable segments and corporate overhead for the three months and six months ended December 31, 2007 and 2006:

	SCS	HYDR	Corporate	Total
Segment assets
As of December 31, 2007	$4,877,000	$2,707,000	$460,000	$8,044,000
As of June 30, 2007	4,467,000	804,000	6,209,000	11,480,000

Six months ended December 31, 2007
Revenues from external customers	-	845,000	-	845,000
Depreciation, depletion and amortization - oil and gas properties	-	191,000	-	191,000
Depreciation – administration	35,000	2,000	20,000	57,000
Loss from operations	(2,198,000)	(1,171,000)	(2,050,000)	(5,419,000)
Expenditures for long-lived assets	295,000	1,869,000	14,000	2,178,000
Three months ended December 31, 2007
Revenues from external customers	-	531,000	-	531,000
Depreciation, depletion and amortization - oil and gas properties	-	78,000	-	78,000
Depreciation – administration	23,000	2,000	10,000	35,000
Loss from operations	(1,046,000)	(348,000)	(712,000)	(2,106,000)
Expenditures for long-lived assets	16,000	131,000	3,000	150,000

Six months ended December 31, 2006
Revenues from external customers	-	667,000	-	667,000
Depreciation, depletion and amortization - oil and gas properties	-	45,000	-	45,000
Depreciation – administration	10,000	-	12,000	22,000
Loss from operations	(1,255,000)	(212,000)	(1,984,000)	(3,451,000)
Expenditures for long-lived assets	76,000	55,000	118,000	249,000
Three months ended December 31, 2006
Revenues from external customers	-	342,000	-	342,000
Depreciation, depletion and amortization - oil and gas properties	-	23,000	-	23,000
Depreciation – administration	7,000	-	8,000	15,000
Loss from operations	(710,000)	(83,000)	(670,000)	(1,463,000)
Expenditures for long-lived assets	68,000	43,000	13,000	124,000

Table of Content

Geographical Information
All revenues are currently derived from sources within the United States of America. All long-lived assets are located in the USA and in Guinea.

Six months ended December 31, 2007 compared to Six months ended December 31, 2006.

Louisiana Operations ("HYDR")

Six months ended December 31, 2007 compared to Six months ended December 31, 2006.

Revenues  Our revenues were $845,000 for the six months ended December 31, 2007, of which $814,000 was derived from oil revenues and $31,000 from service revenues, compared to $667,000 in 2006, of which $603,000 was derived from oil revenues and $64,000 from service revenues. The increase in total revenue is $178,000 or 27%. The increase of 35% in oil revenues, or $211,000, is attributable to an increase in the selling price of oil and an increase in production.  Our oil revenues resulted from the sale of 9,833 net barrels of oil at an average price of $82.78 per barrel during the six months ended December 31, 2007. During the six months ended December 31, 2006, our oil revenues resulted from the sale of 9,643 net barrels at an average price of $62.55 per barrel. The RABB properties generated about 67% of our total oil production.

Lease operating expense was $1,503,000 for the six months ended December 31, 2007 compared to $275,000 for the six months ended December 31, 2006. During the six months ended December 31, 2007, lease operating expense consists of $1,455,000 associated with the RABB properties, $312,000 associated with our operated properties (Magee-Smith, Kelly, and Norris leases), and $48,000 of severance tax.  During the quarter ended December 31, 2006, lease operating expense consists of $205,000 associated with our operated properties and $70,000 of severance tax.  The increase in total lease operating expense of 446%, or $1,228,000, is primarily attributable to the expenses of operating the RABB properties. These expenses include significant repairs that we performed in an effort to increase future production. We worked over or reworked ten oil wells and four service wells for a cost of $585,000. We also incurred routine lease operating expenses related to the RABB properties of $558,000 related to the operation of six service wells and fifteen oil wells acquired in July 2007.  The increase of operating expenses on our operated properties was of $105,000, or 52%, is attributable  to increased payroll costs and work-over and service work on our wells.  Lease operating expense also includes severance tax of $48,000 and $70,000 for the six months ended December 31, 2007 and the six months ended December 31, 2006, respectively. The decrease in severance tax of 31%, or $22,000, is attributable to the 67% of oil production on our non-operated properties that are taxed at a lower rate.

Depreciation, depletion and amortization from oil and gas properties was $191,000 for the six months ended December  31, 2007 compared to $45,000 for the six months ended December  31, 2006. The increase of 324%, or $146,000, is due to higher depletion expenses attributable to the acquisition of the RABB properties, partially offset by a decrease in the depletion rate.  The full cost pool increased $2,200,000 with the RABB properties acquisition, the improvements to the production facilities at our Magee-Smith lease and additional geological and geophysical expenses.  The depletion rate decreased because of the reserves added with the purchase of the RABB properties.

Other operational costs were $238,000 for the six months ended December 31, 2007 compared to $307,000 for the six months ended December 31, 2006. The decrease of 22%, or $69,000, is attributable to lower worker’s compensation expenses, tools & yard costs, repairs and maintenance, and other field related expenses.

Table of Content

Selling, general, and administrative - related party was $12,000 for the six months ended December 31, 2007 compared to $0 for the six months ended December 31, 2006. Mike Watts, the brother of Kent Watts, provides investor relations, public relations, financial consulting, and general advisory services in conjunction with a contract entered into during March 2007 for services he will deliver through March 2010.  The $12,000 represents reimbursements for his expenses as authorized by his contract.

Selling, general and administrative expenses were $60,000 for the six months ended December 31, 2007 compared to $260,000 for the six months ended December 31, 2006. This represents a decrease of 77%, or $200,000, due to decreases in legal expenses of $193,000 which includes insurance proceeds of $130,000 to reimburse us for legal expenses we incurred in a lawsuit we settled during June 2007,  insurance costs of $14,000, bad debt expenses of $13,000, and office lease, property taxes and bank charges of $8,000. Additionally, salaries increased by $23,000, and other general expenses increased by $5,000.

Loss from operations was $1,171,000 for the six months ended December 31, 2007 compared to $212,000 for the six months ended December 31, 2006. This represents an increase of 452%, or $959,000, due to the factors discussed above.

Gain on settlement of debt. In July 2007, we prepaid an installment note payable for legal settlement that was originally payable in six monthly installments of $40,000 each.  The original amount of the note was $240,000.  The note holder accepted $230,000 in full payment of the note, resulting in a gain on the settlement of $10,000.

Our expenditures for long lived assets were $1,869,000 during the six months ended December 31, 2007 compared to $55,000 during the six months ended December 31, 2006. This represents an increase of  3,298% or $1,814,000,  attributable to the costs for improvements at the Magee-Smith lease and the acquisition of the RABB properties.

Guinea and Seismic Data Management ("SCS")

Six months ended December 31, 2007 compared to six months ended December 31, 2006.

Revenues. We had no revenues during the six months ended December  31, 2007 and 2006. We signed a Production Sharing Contract (PSC) with the Republic of Guinea on September 22, 2006 and are currently focusing on our drilling and exploration plans in the concession delineated in the PSC.

Selling, general and administrative expenses were $2,163,000 for the six months ended December  31, 2007 compared to $1,245,000 for the six months ended December 31, 2006. This represents an increase of 74%, or $918,000, attributable to an increase of some general and administrative expenses of $1,240,000 offset by a decrease in other general and administrative expenses of $322,000. The increase of $1,240,000 is due to the following factors:

1) Public relations and marketing expenses increased by $799,000.  Our public relations and marketing programs promote our company and educate the people of Guinea in order to gain recognition and support throughout Guinea. The programs include television commercials, radio, and other types of media and journalistic coverage and sponsorship of entertainment events;

2) Equity based compensation increased by $120,000 related to options issued to officers of the subsidiary.

3) Salaries and payroll taxes increased by $112,000 due in part to hiring our new Vice President and Chief Geophysicist and Chief Financial Officer for SCS-Guinea, as well as to wage increases for all employees;

4) Auto expense increased by $54,000 due to maintenance and repairs of vehicles in Guinea;

5) Office supplies and postage increased $36,000 due to increase in supply usage both in the US and Guinea offices;

6) Office lease and utilities increased by $8,000 due to increase in office space in Guinea;

7) Insurance expenses increased by $35,000 due to increase in employee new hire.

8) Travel expense increased by $58,000 due in part to payment of travel costs for the Guinean delegation to visit Houston as well as increased travel to Guinea; and

9) Other administrative expenses increased by $18,000.

The decrease of $322,000 is due to the following factors:

Table of Content

1) Consulting expense decreased $282,000. Consulting expense consists of lobbying costs, which decreased by $360,000, and costs associated with industry visibility work of geological industry consultants, which increased by $78,000.  The decrease in lobbying expense occurred because a payment in 2006 to our lobbyist in Guinea was not repeated this year, and  our geological consultant, Geoexperts, completed work related to the completion of a farm-out brochure in 2007.  We brought in our own in house Vice President and Chief Geo-Physicist thus reducing the amount of geophysical and geological consulting expenses.

2) Professional expenses decreased $40,000 due to decrease in legal and technical expenses as well as other professional expenses incurred in Guinea.

Depreciation, administrative properties was $35,000 for the six months ended December 31, 2007 compared to $10,000 for the six months ended December 31, 2006. The increase of 250% or $25,000, is due to depreciation expense on additional assets purchased in Guinea.

Loss from operations was $2,198,000 for the six months ended December 31, 2007 compared to $1,255,000 for the six months ended December 31, 2006 due to the factors discussed above.

Expenditures for long lived assets were $295,000 for the six months ended December 31, 2007 compared to $76,000 for the six months ended December 31, 2006. This represents a decrease of 288% or $219,000, due to decrease in purchases of office furniture, equipment and leasehold improvements in Guinea..

Corporate Overhead

Six months ended December 31, 2007 compared to six months ended December 31, 2006.

Selling, general and administrative - related party was $26,000 for the six months ended December 31, 2007 compared to $0  for the six months ended December 31, 2006. Mike Watts, the brother of our chief executive officer, Kent Watts, provides investor relations, public relations, financial consulting, and general advisory services in conjunction with a contract entered into during March 2007 for services he will deliver through March 2010.    The $26,000 represents reimbursements for his expenses as authorized by his contract.

Selling, general and administrative expenses were $2,004,000 for the six months ended December 31, 2007 compared to $1,972,000 for the six months ended December 31, 2006. This represents an increase of approximately 1%, or $32,000, due to an increase in administrative expenses of $329,000 which was partially offset by a decrease in other administrative expenses of $297,000. The increase is due to the following factors:

1) Professional expenses increased by $119,000 due to increased audit fees, costs associated with compliance with the provisions of the Sarbanes-Oxley Act and the legal costs pertaining to our existing lawsuit;

2) Investor and Public relations expenses increased by $62,000 due to increase in cost related to nationwide roadshow appearances for the purposes of promoting and educating the investors about our company as well as additional cost of retaining a public relations company;

3) Travel expenses increased by $59,000 due to director and officers travel as well as additional travel expenses related to the road show promotions;

4) Salaries and taxes increased by $32,000 due to employee new hire and increase in office wages.

5) Insurance and other general expenses increased by $57,000 due to higher general liability and auto insurance costs, auto expense, property taxes, meals & entertainment and bank charges.

The decrease in expenses includes a decrease in other general expenses of $6,000 due to lower office lease and supplies expenses, a decrease in office expenses of $70,000 due to the expenses incurred in relocating to our new corporate office in the six months ended December 2006, which were not repeated in the six months ended December 2007. A decrease in consulting expense of $29,000, and a decrease in stock-based compensation of $192,000 also occurred.

Depreciation, administrative properties was $20,000 for the six months ended December 31, 2007 compared to $12,000 in the six months ended December 31, 2006. This represents an increase of 66%, or $8,000. The increase is due to an increase in capitalized office equipment.

Table of Content

Loss from operations was $2,050,000 for the six months ended December 31, 2007 compared to $1,984,000 for the six months ended December 31, 2006, due to the factors discussed above.

Interest expense was $2,000 and $1,270,000 for the six months ended December 31, 2007 and 2006, respectively.  The interest expense for 2006 included interest payable on convertible debentures and accelerated amortization of the discount of debentures which were satisfied and fully paid in the fiscal year ended June 30, 2007.  There was no equivalent obligation in 2007. Accordingly, interest expense decreased $1,268,000, or close to 100%.

Interest income was $50,000 and $58,000 for the six months ended December 31, 2007 and 2006, respectively.

Net loss chargeable to common shareholders Based on the factors discussed above, our net loss chargeable to common shareholders was $5,413,000 and $4,720,000 for the six months ended December 31, 2007 and 2006, respectively.  The loss per common share was $0.10 in each of the six months ended December 31, 2007 and 2006.

Our expenditures for long lived assets were $14,000 for the six months ended December 31, 2007 compared to $118,000 in the six months ended December 31, 2006. The decrease of $104,000, or 88%, is due to the purchases of office furniture and fixtures and leasehold improvements incurred in 2006 when we moved into our new offices, which were not repeated in 2007.

Three months ended December 31, 2007 compared to three months ended December 31, 2006.

Louisiana Operations ("HYDR")

Three months ended December 31, 2007 compared to three months ended December 31, 2006.

Revenues.  Our revenues were $531,000 for the three months ended December 31, 2007, of which $500,000 represented  oil revenues and $31,000 represented service revenues, compared to $342,000 in 2006, of which $278,000 represented oil revenues and $64,000 represented service revenues. The increase of 79% in oil revenues, or $222,000, is attributable to an increase in the selling price of oil and an increase in production.  Our oil revenues derive from the sale of 5,524 net barrels of oil at an average price of $90.67 per barrel in the three months ended December 31, 2007. During the three months ended December 31, 2006, our revenues derived from the sale of 5,159 net barrels at an average price of $57.47 per barrel. The RABB properties generated about 81% of our total oil production.  The increase in revenue from the Rabb properties during this quarter is a result of the work-over and  repair work performed on our wells during the quarter ended September 30, 2007.  The decrease in production, and accordingly revenue, from our operating properties is attributable in part to maturation of the wells.  Additionally, the wells were not producing during December 2007 while we performed improvements on the lease that would allow us to produce the remaining oil more effectively.

Lease operating expense was $650,000 for the three months ended December 31, 2007 compared to $99,000 for the three months ended December 31, 2006. The increase of 556%, or $551,000, is primarily attributable to expenses of operating the RABB properties. These expenses include  repairs and maintenance to increase future production. We worked over or reworked eleven oil wells and one service well for a cost of $245,000.  Although we had significant expenses last quarter for the purpose of realizing a growth in revenue in this quarter,  we also incurred routine lease operating expenses of $246,000 related to the operation of six service wells and fifteen oil wells acquired with the RABB properties acquisition.  The operating expenses on our operated properties, $136,000, increased $68,000 due to increased payroll costs and work-over and service work on our wells.  Lease operating expense also includes severance tax of $23,000 and $31,000 for the three months ended December 31, 2007 and the three months ended December 31, 2006, respectively. The decrease  of 26%, or $8,000, is attributable to the  production of oil on our non-operated properties that are taxed at a lower rate.

Accretion expense.  In accordance with SFAS 143, we discount the fair value of our asset retirement obligations and record accretion expense due to the passage of time using the interest method of allocation.  As of July 1, 2007 and 2006, respectively, our asset retirement obligation was $203,000 and $12,000, respectively.  This resulted in accretion expense of $5,000 for the three months ended December 31, 2007 compared to $0 in 2006.  As of December 31, 2007, the asset retirement obligation is $213,000.

Depreciation, depletion and amortization from oil and gas properties was $78,000 for the three months ended December  31, 2007 compared to $23,000 for the three months ended December  31, 2006. The increase of 239%, or $55,000, is due to higher depletion expenses primarily attributable to the acquisition of the RABB properties on July 1, 2007, partially offset by a decrease in the depletion rate.  The depletion rate decreased because of the reserves added with the purchase of the RABB properties.

Other operational costs were $86,000 for the three months ended December 31, 2007 compared to $188,000 for the three months ended December 31, 2006. The decrease of 54%, or $102,000, is attributable to lower worker’s compensation expenses, tools & yard costs, repairs and maintenance, and other field related expenses.

Table of Content

Selling, general and administrative expenses were $59,000 for the three months ended December 31, 2007 compared to $115,000 for the three months ended December 31, 2006. This represents a decrease of 49%, or $56,000, attributable to a decrease in legal, insurance and other administrative expenses of  $91,000. The decrease consists of  legal expenses by $55,000,  insurance costs decreased $24,000, office lease and utilities decreased by $6,000 and other administrative costs decreased  by $6,000. Additionally, other general and administrative expenses increased by $34,000 due to increase in salaries of $18,000, bad debts of $14,000, and other general expenses of $2,000.  Depreciation expenses on administrative properties increased $2,000 from $0 during the quarter ended December 31, 2007 and December 31, 2006, respectively.

Gain on sale of asset was $0 for the three months ended December 31, 2007 compared to $8,000 for the three months ended December 31, 2006.

Loss from operations was $348,000 for the three months ended December 31, 2007 compared to $83,000 for the three months ended December 31, 2006. This represents an increase of 319%, or $265,000, due to the factors discussed above.

Our expenditures for long lived assets were $131,000 during the three months ended December 31, 2007 compared to $43,000 during the three months ended December 31, 2006. This represents an increase of  204% or $88,000,  primarily attributable to the costs for improvements at the Magee-Smith lease.

Guinea and Seismic Data Management ("SCS")

Three months ended December 31, 2007 compared to three months ended December 31, 2006.

Revenues. We had no revenues during the three months ended December  31, 2007 and 2006. We are currently focusing on our drilling and exploration plans in the concession delineated in the PSC.

Selling, general and administrative expenses were $1,023,000 for the three months ended December  31, 2007 compared to $703,000 for the three months ended December 31, 2006. This represents an increase of 45%, or $320,000, attributable to an increase of some general and administrative expenses of $489,000 offset by a decrease in other general and administrative expenses of $169,000. The increase of $489,000 is due to the following factors:

1) Public relations and marketing expenses increased by $223,000.  Our public relations and marketing programs promote our company and educate the people of Guinea in order to gain recognition and support throughout Guinea. The programs include television commercials, radio, and other types of media and journalistic coverage and sponsorship of entertainment events;

2) Equity based compensation increased by $120,000 related to options issued to officers of the subsidiary.

3) Salaries and payroll taxes increased by $48,000 due in part to hiring our new Vice President and Chief Geophysicist and Chief Financial Officer for SCS-Guinea, as well as to wage increases for all employees;

4) Auto expense increased by $38,000 due to maintenance and repairs of vehicles in Guinea;

5) Office supplies and postage increased $28,000 due to increase in supply usage both in the US and Guinea offices;

6) Office lease and utilities increased by $13,000 due to increase in office space in Guinea;

7) Insurance expenses increased by $8,000 due to increase in employee new hire.

8) Other administrative expenses increased by $11,000.

The decrease of $169,000 is due to a decrease in consulting expense of $111,000, a decrease of $50,000 of travel  expenses, and a decrease of other general expenses of $8,000.  The decrease is due to various factors.

1) Consulting expense decreased $111,000. Consulting expense consists of lobbying costs, which decreased by $158,000, and costs associated with industry visibility work of geological industry consultants, which increased $47,000.  The decrease in lobbying expense occurred because a payment in 2006 to our lobbyist in Guinea was not repeated this year.  Our geological consultant, Geoexperts, completed work related to the completion of a farm-out brochure in 2007.  This work totaled about $52,000, as opposed to costs incurred during the quarter ended December 31, 2007 of $96,000 due to the winding down of our contractual commitment to their predecessor, Seacon Inc.

Table of Content

2) Travel expenses decreased $50,000 due to the reduction of travel to Guinea.

Depreciation, administrative properties was $23,000 for the three months ended December 31, 2007 compared to $7,000 for the three months ended December 31, 2006. The increase of 228% or $16,000, is due to depreciation expense on additional assets purchased in Guinea.

Loss from operations was $1,046,000 for the three months ended December 31, 2007 compared to $710,000 for the three months ended December 31, 2006 due to the factors discussed above.

Expenditures for long lived assets were $16,000 for the three months ended December 31, 2007 compared to $68,000 in the three months ended December 31, 2006. This represents a decrease of 76% or $52,000, due to decrease in purchases of office furniture, equipment and leasehold improvements in Guinea.

Corporate Overhead

Three months ended December 31, 2007 compared to three months ended December 31, 2006.

Selling, general and administrative - related party was $9,000 for the three months ended December 31, 2007 compared to $0  for the three months ended December 31, 2006. Mike Watts, the brother of our chief executive officer, Kent Watts, provides investor relations, public relations, financial consulting, and general advisory services in conjunction with a contract entered into during March 2007 for services he will deliver through March 2010.    The $9,000 represents reimbursements for his expenses as authorized by his contract.

Selling, general and administrative expenses were $693,000 for the three months ended December 31, 2007 compared to $662,000 for the three months ended December 31, 2006. This represents an increase of approximately 4%, or $31,000, due to an increase in administrative expenses of $126,000 which was partially offset by a decrease in other administrative expenses of $95,000. The increase is due to the following factors:

1) Professional expenses increased by $65,000 due to increased audit fees, the cost of compliance with the provision of the Sarbanes-Oxley Act and the legal costs pertaining to our existing lawsuit; and
2) Insurance and other general expenses increased by $61,000 due to higher general liability and auto insurance costs, auto expense, and salaries.

The decrease in expenses includes a decrease in other general expenses by $10,000 due to lower office  supplies expenses, a decrease in office expenses of $4,000, a decrease in consulting expense of $17,000, and a decrease in stock-based compensation of $64,000.

Depreciation, administrative properties was $10,000 for the three months ended December 31, 2007 compared to $8,000 in the three months ended December  31, 2006. This represents an increase of $25%, or $2,000. The increase is due to an increase in capitalized office equipment.

Loss from operations was $712,000 for the three months ended December 31, 2007 compared to $670,000 for the three months ended December 31, 2006, due to the factors discussed above.

Interest expense was $2,000 and $402,000 for the three months ended December 31, 2007 and 2006, respectively.  The interest expense for 2006 included interest payable on convertible debentures and accelerated amortization of the discount of debentures which were satisfied and fully paid in the fiscal year ended June 30, 2007.  There was no equivalent obligation in 2007 period. Accordingly, interest expense decreased $400,000, or 99%.

Our expenditures for long lived assets were $3,000 for the three months ended December 31, 2007 compared to $13,000 in the three months ended December 31, 2006. The decrease of $10,000, or 77%, is due to the purchases of office furniture and fixtures and leasehold improvements incurred in 2006 when we moved into our new offices, which were not repeated in 2007.

Table of Content

Liquidity and Capital Resources

Our ratio of current assets to current liabilities (current ratio) was .36 to 1 at December 31, 2007, 2.53 to 1 at June 30, 2007 and 1.47 to 1 at December 31, 2006. Together with our available financing in place and our funds on hand, we can fund our cash operating requirements for the next twelve months, including our increased operations in Guinea. With the new acquisition of working interest properties in July 2007, we continue to work toward sustained positive operating cash flow and income from domestic operations including corporate overhead. Cash funds to be used for investing in our exploration work will continue to come from new financing activities, financial partnerships, or working interest deals with oil companies.

In December we filed an S-3 Registration statement which will provide various registered securities available to us to sell to investors. When effective, this will allow us to raise, subject to market conditions, up to $50,000,000.

Currently we have obtained new financing from Yorkville Advisors, LLC as a Qualified Institutional Buyer (QIB) the details of which are disclosed in an 8K filed on February 8, 2008 and also disclosed elsewhere herein in this 10Q. This financing was designed to be a bridge loan using notes for $2,000,000 and possibly up to $3,000,000.   We are using our oil and gas reserves in Louisiana as collateral for this loan and as our reserves increase, additional financing on this basis could become available.

On February 6, 2008, Hyperdynamics Corporation entered into a financing agreement (the Financing Agreement) with YA Global Investments, LP (“YA Global”). Under the Financing Agreement, we will issue, and YA Global will purchase, up to $3,000,000 of notes. On February 6, 2008, we completed the first closing and issued $911,000 of notes under the Financing Agreement. We expect to issue an additional $1,089,000 of notes upon the satisfactory completion of certain conditions, and the remaining $1,000,000 of notes within the next 120 days. We expect the new note agreements will contain provisions similar to those described below. In connection with this Financing Agreement, we will issue 94,899 shares of common stock and a total of 825,000 warrants to purchase common stock, of which, 550,000 warrants with an exercise price of $2.00 per share were issued on February 6, 2008 in connection with the first closing. The remaining warrants, with an exercise price equal to 130% of the market value of our common stock on the date of closing,  will be issued at the third closing, which is expected to occur in approximately 120 days from February 6, 2008. The exercise price of the warrants are subject to “reset” provisions in the event we subsequently issue common stock, stock warrants, stock options or convertible debt with a stock price, exercise price or conversion price lower than $2.00. If these provisions are triggered, YA Global will receive warrants to purchase additional shares of common stock and a reduction in the exercise price of all their warrants. We will also issue $60,000 worth of common stock upon the third closing. Notes issued under this arrangement are collateralized by substantially all of the assets of Hyperdynamics and its subsidiaries, except the assets of SCS Corporation and SCS Guinea. Further, this new agreement limits our ability to draw down on our equity line of credit with Dutchess Capital.

As discussed above, we issued $911,000 of notes under the arrangement and received net proceeds of $750,000. The notes carry an annual interest rate equal to 20% and mature on July 6, 2010. The notes and accrued interest will be repaid in monthly installments of $22,763, which commence on September 1, 2008. At our option, we can redeem the notes at an earlier date and pay an “early redemption premium” of 15% of the principal amount being redeemed.

The note agreement contains several default provisions, including delisting from a stock exchange in which our stock is quoted; any change of control transaction; and various other default provisions. Upon default, the notes become immediately due and payable. In addition, any time following an event of default, the notes become convertible at the option of the holder into shares of the Company’s common stock. The conversion price is equal to the lesser of $2.00 or 70% of the lowest closing bid price of the common stock during the 15 consecutive trading days prior to the conversion date. In the event we issue or sell shares of common stock at a price that is less than the conversion price, the conversion price is automatically reset to the new lower price. This reset feature also applies to the issuance of stock options, stock warrants or convertible debt with a conversion price lower than that currently in effect for the notes.

Hyperdynamics is currently evaluating the instruments for derivative accounting consideration under SFAS 133 and EITF 00-19.  Upon completion of the analysis, Hyperdynamics will allocate the proceeds of the notes payable among the stock, warrants, and embedded or free standing derivatives, if any, using applicable accounting principles.

We currently maintain an equity line of credit with Dutchess Capital.  We have made seven puts on the equity line of credit since February 2006 in the aggregate amount of $1,370,225.   As of November 9, 2007, the remaining amount available for us to draw down on the equity line of credit is $18,629,775. The equity line of credit expires in February 2009, after which we may no longer utilize the equity line of credit. This equity line has been coveted by us not to be used at prices under $4.00 or at the permission of Yorkville Advisors, LLC until their notes are repaid.

We have other options to finance our efforts which include taking on working interest partners who want to join our exploration efforts or working with potential financing partners to obtain financial commitments to fund exploration for interests in our oil and gas properties. Any funds would be used on a planned and incremental basis on perfecting targets and drilling offshore exploration wells over the next few years. While we continue to work on creative financing structures to finance our exploration offshore Guinea, we have already taken steps to put in place a world renowned exploration team to go along with our world class asset. We believe that financing commitments will come easier by showing  our formidable technical team has the successful experience and background of making discoveries.  While we are working to obtain a financial partner(s) we will continue talking with oil companies under confidentiality agreements, continuing the possibility to bring on working interest partners to share in the risk on some of our wells to be drilled in the future.

Table of Content

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

Item 4. Controls and procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of the end of the period covered by this quarterly report. In the course of this evaluation, our management considered the material weaknesses in our internal control over financial reporting discussed below. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of this material weakness, our disclosure controls and procedures as of December 31, 2007 were not effective in ensuring that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. To address the material weakness, we have taken additional steps in an effort to ensure our consolidated financial statements included in this quarterly report have been prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

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

Table of Content

Although these organizational and process changes have improved our internal controls environment and increased the likelihood of our identifying non-routine and non-systematic transactions, many of the initiatives were either recently initiated or are being further refined, enhanced and tested as of December 31, 2007.  As a result, they were not considered effective in remediating the material weakness as of that date. We will continue our efforts to improve our control environment and to focus on:

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

  •   hiring additional staff to assist in the recording of transactions and reconciliation of account activity.

Except as described above and in our Annual Report, there have been no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II Other Information

Item 1.  Legal Proceedings

For information regarding our legal proceedings see the legal proceedings disclosed in Item 3 of our most recent on Form 10-K. Except as disclosed below, there have been no material developments from the disclosures contained in our most recent Form 10-K.

US Oil

In the US Oil v. SCS and HDY case, we are preparing discovery to be sent to Plaintiff within the next 30 days. Initial efforts by Plaintiff to resolve this case without further litigation is in the very early stages. It is unknown at this time the chance of success of these resolution efforts.

Item 1A.  Risk Factors

For information regarding our risk factors see the risk factors disclosed in Item 1A of our most recent on Form 10-K. Except as disclosed below, there have been no material changes from the risk factors previously disclosed in our most recent Annual Report on Form 10-K.

There is a Material Weakness in Our Financial Controls and Procedures

A material weakness is a control deficiency, or a combination of control deficiencies, that results in there being more than a remote likelihood that a material misstatement in our financial statements will not be prevented or detected. We have determined that our financial controls and procedures were not effective in ensuring that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. The actions that we have taken to date have not been effective in remediating this material weakness. We do not know when this material weakness will be corrected. This could result in a material misstatement in our financial statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In December 2007, we issued options to purchase 30,000 shares of common stock to an employee as compensation. These options have an exercise price of $1.60 per share and expire in three years. This transaction was made in reliance upon exemptions from registration under Section 4(2) of the Securities Act. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Securities Act and setting forth the restrictions on the transferability and the sale of the securities. No underwriter participated in, nor did we pay any commissions or fees to any underwriter, in this transaction. These transactions did not involve a public offering. The investor had knowledge and experience in financial and business matters that allowed them to evaluate the merits and risk of receipt of these securities. The investor was knowledgeable about our operations and financial condition.

Table of Content

In January 2008, we issued options to purchase 65,000 shares of common stock to two employees as compensation. These options have an exercise price of $2.00 per share and expire in three years. These transactions were made in reliance upon exemptions from registration under Section 4(2) of the Securities Act. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Securities Act and setting forth the restrictions on the transferability and the sale of the securities. No underwriter participated in, nor did we pay any commissions or fees to any underwriter, in these transactions. These transactions did not involve a public offering. The investors had knowledge and experience in financial and business matters that allowed them to evaluate the merits and risk of receipt of these securities. The investors were knowledgeable about our operations and financial condition.

In January 2008, we issued options to purchase 45,000 shares of common stock to three directors as compensation. These options have an exercise price of $1.61 per share and expire in two years. These transactions were made in reliance upon exemptions from registration under Section 4(2) of the Securities Act. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Securities Act and setting forth the restrictions on the transferability and the sale of the securities. No underwriter participated in, nor did we pay any commissions or fees to any underwriter, in these transactions. These transactions did not involve a public offering. The investors had knowledge and experience in financial and business matters that allowed them to evaluate the merits and risk of receipt of these securities. The investors were knowledgeable about our operations and financial condition.

Item 6. Exhibits

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

Dated: February 11, 2008

By: /s/ Steven M. Plumb
Steven M. Plumb,
Chief Financial Officer
Principal Accounting Officer

Dated: February 11, 2008