Form 10-K/A
period 2007-06-30
HYPERDYNAMICS CORP
filed 2008-04-18
CIK 937136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K /A
AMENDMENT NO. 1

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

EXPLANATORY NOTE

On September 28, 2007,  Hyperdynamics Corporation filed with the Securities and Exchange Commission its Annual Report on Form 10-K for the year ended June 30, 2007 (“Form 10-K”).

This Amendment No. 1 to the Form 10-K is being filed in response to comments received from the Securities and Exchange Commission:

•	Page 4, Add additional disclosures related to our net revenue interest and net production projections.
•	Page 11, Disclose the author of our third-party reserve report.
•	Page 17, Add an additional map of our concession offshore Republic of Guinea
•	Page 18, Add additional disclosure relating to oil and gas production
•	Page 19, Add additional disclosure related to our Production Sharing Contract
•	Page 18, Correct a clerical error in the unit production cost to read $233.6734/BO.
•	Page F-35, Add additional disclosure related to our 2006 proved reserve additions

The changes set forth above are the only portions of the Form 10-K being amended herein. This Amendment No. 1 does not change any other information set forth in the Form 10-K.

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

The Exclusive Rights allow us to develop the exclusive contract area at our discretion and expense subject to the terms and conditions of the 2006 PSC. Some of the major terms to the 2006 PSC are that the Royalty to the Government will be 10%. The cost recovery percentage available to us will be 75%. The exploitation period(s) for each area specified as an exploitation area will be for 25 years with two ten year automatic extensions available for a total of 45 years. Each well in the exploitation area will have its own exploitation period. ..  Refer to item 2 for additional information.

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

New Producing Properties Purchased in Louisiana

On July 1, 2007, pursuant to the Working Interest Purchase Agreement between Rabb Resources Limited, Rabb Contracting Company, LLC, Claude L. Rabb (collectively, “RABB”), and our subsidiaries HYDR and TPC, we acquired an 85% working interest in approximately 20 producing wells and 1,150 acres of oil and gas leases in Louisiana.  The purchase was effective June 12, 2007.  The properties purchased under this agreement are subject to overriding royalty interests of up to 27.46%. In addition, the seller, who will remain the operator of the properties, retained a 15% working interest. Accordingly, Hyperdynamics owns approximately 57.54% net revenue interest in the new properties.  Hyperdynamics will pay 100% of the working interest expenses, including work-over and new development costs, up to $4,000,000.  Subsequent working interest expenses, except drilling costs, for which Hyperdynamics will pay 100%, are shared pro rata according to the working interest.

When we purchased the RABB leases the daily production was approximately 40 to 50 barrels, or net production of 23 – 28 barrels per day. By the end of October we project that daily gross production will reach approximately 130 to as high as 200 barrels per day solely from the RABB leases, and without drilling new wells on those leases. This would result in net production of 74 – 115 barrels per day.  We are continuing to work to increase this production and working to reach these goals and then maximize our lease production from there.

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

ESTIMATES OF OIL AND GAS RESERVES ARE UNCERTAIN AND MAY VARY SUBSTANTIALLY FROM ACTUAL PRODUCTION.

We do not have any reserve reports or geology or petroleum engineering reports related to our foreign property. We do have a third-party reserve report for our Louisiana properties prepared by Ryder Scott Company, LP. There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting future rates of production and timing of expenditures, including many factors beyond our control. A reserve report is the estimated quantities of oil and gas based on reports prepared by third party reserve engineers. Reserve reporting is a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact manner. The accuracy of any reserve estimate is a function of the quality of available geological, geophysical, engineering and economic data and the precision of engineering and judgment. As a result, estimates of different engineers often vary. The estimates of reserves, future cash flows and present value are based on various assumptions, including those prescribed by the SEC relating to oil and natural gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds, and are inherently imprecise.

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

An alternative map is below:

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

Production.

The following table shows our annual average sales prices and average production costs per barrel of oil.  Production costs are costs incurred to operate and maintain our wells and related equipment.  Production costs include cost of labor, well service and repair, location maintenance, power and fuel, property taxes, and severance taxes.  Certain amounts from prior years have been reclassified to conform to the current presentation.

	2007	2006	2005
United States
Sales Price	$61.66	$65.16	$47.59
Production cost	33.34	76.49	234.43

Republic of Guinea
Sales Price	N/A	N/A	N/A
Production cost	N/A	N/A	N/A

Productive Crude Oil Wells and Natural Gas Wells.

The number of productive crude oil and natural gas wells in which we held an interest as of June 30, 2007 was as follows:

June 30, 2007	(1) Gross	(2) Net
Crude Oil Wells:

United States
Onshore	5	5

International:

Guinea
Offshore	0	0
Total	5	5

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

Net Exploratory and Development Wells.

The following table sets forth, for each of the years ending June 30, 2007, 2006, and 2005, the number of net exploratory and development wells we drilled. An exploratory well is a well drilled to find and produce crude oil or natural gas in an unproved area, to find a new reservoir in a field previously found to be productive of crude oil or natural gas in another reservoir, or to extend a known reservoir. A development well, for purposes of the following table is a well drilled within the proved area of a crude oil or natural gas reservoir to the depth of a stratigraphic horizon known to be productive. The number of wells drilled refers to the number of wells completed at any time during the relevant fiscal year, regardless of when drilling was initiated. Completion refers to the installation of permanent equipment for the production of crude oil or natural gas, or in the case of a dry hole, to the reporting of abandonment to the appropriate agency.

	Net Exploratory Wells				Net Development Wells
	Productive (1)		Dry (2)		Productive (1)		Dry (2)
Year Ended	US	Int'l	US	Int'l	US	Int'l	US	Int'l

June 30, 2007	0	0	0	0	0	0	0	0
June 30, 2006	0	0	1	0	1	0	0	0
June 30, 2005	8	0	0	0	0	0	0	0
___________________________

(1)	A productive well is an exploratory or development well that is not a dry hole.

(2)	A dry hole is an exploratory or development well determined to be incapable of producing either crude oil or natural gas in sufficient quantities to justify completion as an oil or gas well.

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

HDY signed the 2006 PSC on September 22, 2006 with the government of Guinea, in accordance with the country’s Petroleum Code. Terms are considered favorable to HDY, as the government of Guinea seeks to attract foreign investment and encourage a heightened pace of activity in its emerging oil & gas industry. The 2006 PSC grants HDY exclusive rights for exploration, development, and production of approximately 31,000 square miles offshore the Republic of Guinea. The 2006 PSC contains a unique provision that, if the contract is registered as a new Guinea law, then 64% of the contract area will convert from exclusive to priority rights of participation that HDY will then maintain in perpetuity. The areas to be converted would be determined solely by HDY. The process to convert these rights will entail codification of the contract by the National Parliament of Guinea, with affirmation by the country’s Supreme Court, and an issuance of a Guinea Presidential decree. For any areas that may become non-exclusive, HDY can acquire additional exclusive rights directly from Guinea on a priority basis through additional contracts.

Short of entering into any additional exclusive contracts,  HDY will still maintain priority rights to participate within the non-exclusive area.

Our production sharing is outlined in the table below:

Daily production (b/d)1	Guinea Share	HDY Share
From 0 to 2,000	25%	75%
From 2,001 to 5,000	30%	70%
From 5,001 to 100,000	40%	60%
Over 100,001	60%	40%

1 After 75% cost recovery

Other significant terms of the agreement include the imposition of a 10% royalty and a sharing of profit oil. Profit oil is determined based on daily production (see table above), net of royalties and after recovery of 75% of upfront costs. As part of the Company’s work commitments, HDY is required to complete additional seismic acquisition by September 2008 and drill a minimum of two exploration wells by 2018. HDY plans to exceed these minimum requirements. The exploitation periods for each area specified will be for 25 years with two 10-year automatic extensions available. Each well in the exploitation area will have its own exploitation period.

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

38

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

Proved Reserves

The following reserve schedule summarizes Hyperdynamics’ net ownership interests in estimated quantities of proved oil reserves and changes in proved reserves, all of which are located in the continental United States. Reserve estimates for crude oil contained below were prepared by Ryder Scott Company, L.P., independent petroleum engineers.

	Oil	Gas
	(Barrels)	(MMCF)
Proved Reserves
Balance - June 30, 2005	-	-
Revisions of previous Estimates(1)	41,898	-
Extensions, discoveries and other additions (2)	11,186	-
Production	(9,439)	-
Purchase (sales) of minerals in place	(2,040)	-

Balance - June 30, 2006	41,605	-
Revisions of previous estimates	(2,668)	-
Extensions, discoveries and other additions	-	-
Production	(14,726)	-
Purchase (sales) of mineralsin place	922	-

Balance - June 30, 2007	25,133	-

(1)
This is attributable to reserves at our Magee-Smith lease, which was acquired during the year ended June 30, 2005.  As of June 30, 2005, Hyperdynamics could not determine with reasonable certainty the amount of proved reserves on the lease and thus estimated no proved reserves.  As of June 30, 2006, we revised the estimate to 41,898 barrels.

(2)	During the year ended June 30, 2006, a productive well was completed at our Kelly lease.

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
April 17, 2008
By: /s/ Kent Watts
Kent Watts
Chairman of the Board,
Director,
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Kent Watts Kent Watts	Chairman of the Board, Director, President, and Chief Executive Officer	April 17, 2008

/s/ Harold A. Poling Harold A. Poling	Director	April 17, 2008

/s/ Harry J. Briers Harry J. Briers	Director, Chief Operating Officer and Executive Vice-president	April 17, 2008

/s/ Steven M. Plumb Steven M. Plumb	Chief Financial Officer and Principal Accounting Officer	April 17, 2008

/s/ L. Gene Stohler L. Gene Stohler	Director	April 17, 2008

/s/ Charles H. Andrews Charles H. Andrews	Director	April 17, 2008