Form 10-Q
period 2008-03-31
HYPERDYNAMICS CORP
filed 2008-05-19
CIK 937136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934: For the quarterly period ended: March 31, 2008

or
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934: For the transition period from _______ to _________

Commission file number: 000-32490

HYPERDYNAMICS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	87-0400335
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

APPLICABLE ONLY TO CORPORATE ISSUERS
As of May 19, 2008, 59,258,937 shares of common stock, $0.001 par value, were outstanding.

HYPERDYNAMICS CORPORATION
Consolidated Balance Sheets
(In thousands, except number of shares and per share amounts)
(Unaudited)

	March 31,	June 30,
	2008	2007

ASSETS
Current assets
Cash and cash equivalents	$328	$618
Restricted certificate of deposit	-	75
Accounts receivable, net of allowance for doubtful accounts of $15 and $0	220	112
Subscription receivable	-	5,250
Deposit on acquisition of oil and gas assets	-	374
Prepaid expenses and other current assets	222	196
Total current assets	770	6,625

Property and equipment, net of accumulated depreciation of $204 and $149	430	366

Oil and gas properties:
Evaluated properties, using full cost accounting, net of accumulated depreciation and depletion of $547 and $174	2,398	204
Unevaluated properties excluded from amortization	5,409	4,279
Other assets	12	6
Total assets	$9,019	$11,480

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Short term notes payable and current portion of long term debt, net of discount of $130 and $0	$238	$375
Accounts payable and accrued expenses	1,331	842
Accounts payable - seismic data	650	650
Accounts payable - related party	15	53
Asset retirement obligation, current	90	84
Dividends payable	372	372
Dividends payable to related party	320	245
Total current liabilities	3,016	2,621

Long term debt, net of discount of $125 and $0	1,547	-
Asset retirement obligation, non current	128	44
Deferred rent	77	89
Total liabilities	4,768	2,754

Commitments and contingencies	-	-

Shareholders' equity:
Convertible preferred stock, par value $0.001; stated value $1,000, 20,000,000 shares authorized
Series A – 1,945 shares issued and outstanding	-	-
Series B – 2,725 shares issued and 2,460 and 2,487 shares outstanding	-	-
Common stock, $0.001 par value, 250,000,000 shares authorized, 56,584,951 and 54,467,902 shares issued and outstanding	57	54
Additional paid-in capital	61,860	59,045
Accumulated deficit	(57,666)	(50,373)
Total shareholders' equity	4,251	8,726
Total liabilities and shareholders' equity	$9,019	$11,480

(See accompanying notes to consolidated financial statements)

HYPERDYNAMICS CORPORATION
Consolidated Statements of Operations
(In thousands, except number of shares and per share amounts)
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008		2007
Revenues
Oil and gas sales	$792	$113		$1,606	$716
Oilfield service revenues	-	-	-	31	64
Total revenues	792	113		1,637	780

Costs and expenses
Lease operating expense	601	139		2,104	414
Accretion expense	5	-		15	-
Depreciation, depletion and amortization	240	41		488	108
Selling, general and administrative	1,689	2,039		6,192	5,815
Total	2,535	2,219		8,799	6,337
LOSS FROM OPERATIONS	(1,743)	(2,106)		(7,162)	(5,557)

Other income (expense)
Interest expense, net	(112)	(31)		(66)	(1,245)
Gain on settlement of debt	-	28		10	28
Total other income (expense)	(112)	(3)		(56)	(1,217)

NET LOSS	(1,855)	(2,109)		(7,218)	(6,774)

Preferred stock dividend to related party	(25)	(28)		(75)	(82)

Net loss chargeable to common shareholders	$(1,880)	$(2,137)		$(7,293)	$(6,856)

Basic and diluted loss per common share	$(0.03)	$(0.04)		$(0.13)	$(0.14)
Weighted average shares outstanding –basic and diluted	56,286,798	48,323,566		55,762,174	47,422,094

(See accompanying notes to consolidated financial statements)

HYPERDYNAMICS CORPORATION
Consolidated Statements of Cash Flows
(In thousands, except number of shares and per share amounts)
(Unaudited)

	Nine months ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,218)	$(6,774)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	488	108
Accretion of asset retirement obligation	15	-
Common stock issued for services	450	383
Employee stock options	1,042	1,618
Gain on settlement of debt	(10)	(28)
(Gain) loss on disposal of operating assets	25	(8)
Bad debt expense	15	31
Amortization of debt discount	10	1,081
Changes in operating assets and liabilities:
Accounts receivable	(123)	(40)
Prepaid expenses and other current assets	(33)	77
Accounts payable and accrued expenses	45	178
Accounts payable – related party	(38)	-
Deferred rent	(12)	42
Net cash used in operating activities	(5,344)	(3,332)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in oil and gas properties	(2,446)	(96)
Purchase of property and equipment	(150)	(182)
Change in restricted cash	75	-
Proceeds from the sale of assets	-	36
Net cash used in investing activities	(2,521)	(242)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock, net	135	-
Proceeds from warrant exercises, net	544	226
Collection of stock subscription receivable	5,250	-
Proceeds from convertible notes	-	1,820
Proceeds from notes payable	2,000	-
Proceeds from installment debt	47	58
Payments on installment debt	(401)	(150)
Net cash provided by financing activities	7,575	1,954

Net decrease in cash	(290)	(1,620)
Cash at beginning of period	618	3,435

Cash at end of period	$328	$1,815

(See accompanying notes to consolidated financial statements)

HYPERDYNAMICS CORPORATION
Consolidated Statements of Cash Flows (Continued)
(In thousands, except number of shares and per share amounts)
(Unaudited)

	Nine months ended March 31,
	2008	2007
SUPPLEMENTAL DISCLOSURES
Interest paid in cash	$107	$408
Income taxes paid in cash	-	-

NON-CASH TRANSACTIONS

Conversion of notes payable to common stock	$-	$4,000
Payment of preferred stock dividends in common shares	-	82
Deemed dividend attributable to repriced warrants issues as part of convertible debt	153	333
Accrued and unpaid preferred stock dividend to related party	75	82
Account payable for oil and gas properties	542	-
Acquisition of asset retirement obligation	75	-
Note payable for fixed assets	30	-
Debt discount on convertible debt	-	450
Debt discount on notes payable	265	-
Common stock issued for accounts payable	95	-
Common stock issued for purchase of working interest in oil and gas properties	285	-

(See accompanying notes to consolidated financial statements)

HYPERDYNAMICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  Basis of Presentation

The unaudited consolidated financial statements of Hyperdynamics Corporation ("Hyperdynamics") have been prepared in accordance with accounting principles generally accepted in the United States and the rules of the Securities and  Exchange Commission ("SEC"), and should be read in conjunction with the audited  financial statements and notes thereto contained in Hyperdynamics' latest Annual Report filed with the SEC on Form 10-K, as amended,  for the year ended June 30, 2007. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year, 2007, as reported in the Form 10-K,as amended, have been omitted.

Reclassifications

Certain amounts in the 2007 financial statements have been reclassified to conform with the 2008 financial statement presentation.

New Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position, or cash flow.

2.  Oil and Gas Properties

Evaluated properties

During the nine months ended March 31, 2008, Hyperdynamics closed on the purchase of an 85% working interest in various oil wells, leases, and oil and gas equipment in Louisiana, USA (“RABB properties”).  Hyperdynamics paid a total of $1,250,000 cash and issued 200,000 shares of common stock valued at $559,000.  We issued 100,000 shares of common stock in June 2007 as a deposit and the remaining 100,000 shares of common stock upon closing of the acquisition in July 2007.  The initial estimate of the asset retirement obligation associated with these properties was $75,000.

Under the purchase agreement, the seller remained the operator of the properties and retained a 15% working interest therein; however, Hyperdynamics is required to pay 100% of all working interest costs, including work-over and new development and exploration costs, up to $4,000,000 (“Promised Funds”) over the eighteen months ended December 31, 2008.  After the Promised Funds have been invested, working interest costs, except the cost of new drilling, will be shared pro rata according to the working interest percentage.  Hyperdynamics will continue to pay 100% of the costs of any new drilling performed on the properties.

The properties that were purchased are subject to overriding royalty interests of up to 27.46%.  Accordingly, Hyperdynamics’ holds net revenue interests of approximately 57.54% in the properties.

Other additions to the full cost center during the nine months ended March 31, 2008 included the cost of drilling an unproductive exploratory well of $190,000, development costs of $270,000, including the cost of drilling a non-productive well during the three months ended March 31, 2008, capitalized geophysical and geological costs of $23,000, lease acquisition costs of $39,000, and lease improvement costs of  $185,000.  As of March 31, 2008, we have capitalized $2,325,000 in oil and gas properties, net of depletion, which is subject to the full cost ceiling test for impairment.  At March 31, 2008, there was no impairment indicated.

Evaluated Oil and Gas Properties also includes oilfield services equipment with a net book value of $73,000 as of March 31, 2008, which is not subject to amortization, but is depreciated on a straight line basis over its estimated useful life and assessed for impairment in accordance with Statement of Financial Accounting Standards No. 144.  During the quarter ended March 31, 2008, Hyperdynamics conducted an impairment test of these assets using a market value approach and concluded that an impairment of $6,000, which is included in depreciation, depletion and amortization expense, exists.

Pro Forma Results

The acquisition of the RABB Properties occurred on July 1, 2007.  Accordingly, the results of operations for the three and nine months ended March 31, 2008 include the results of the RABB Properties.

The unaudited pro forma results presented below for the three months and nine months ended March 31, 2007 have been prepared to give effect to the purchase of the RABB Properties described above as if it had been consummated on July 1, 2006.  The unaudited pro forma results do not purport to represent what our results of operations actually would have been if this acquisition had been completed on such date or to project our results of operations for any future date or period.

Pro Forma:
	Three months ended March 31, 2007	Nine months ended March 31, 2007
Revenue	$268,000	$1,198,000
Loss from operations	(2,270,000)	(6,066,000)
Net loss chargeable to common shareholders	(2,301,000)	(7,357,000)
Loss per share, basic and diluted	(0.05)	(0.16)

Unevaluated properties

We incurred $803,000 of geological and geophysical costs for our Guinea concession during the nine months ended March 31, 2008.  The costs were incurred as follows: consulting for our Forward Exploration Program of $91,000; payroll costs directly associated with the evaluation of our Guinea concession of $46,000; data purchases of $78,000; costs associated with our 2008 seismic shoot of $575,000; and geophysical and geological software for $13,000.

In addition, we have unevaluated properties in Louisiana, USA.  The unevaluated properties involve three wells, one of which is complete and productive but reserves have not yet been attributed to it.  The other two wells are in the preparatory stage. Total cost, of $326,000 has been incurred as of March 31, 2008.

3.  Asset Retirement Obligations

The following is a reconciliation of our asset retirement obligation liability:

( in thousands)
Asset retirement obligation, June 30, 2007	$128
Liabilities incurred	75
Revisions of estimates	-
Accretion of discount	15
Asset retirement obligation, March 31, 2008	$218

4.  Short term notes payable and long term debt

Short term notes payable and long term debt consist of:

	March 31, 2008	June 30, 2007

Short term note payable	$-	$240,000
Installment notes payable	40,000	135,000
YA Global
Gross	2,000,000	-
Unamortized discount	(255,000)	-
Net	1,745,000	-
Total short term notes payable and long term debt	1,785,000	375,000
Less: current portion	(238,000)	(375,000)
Carrying value of notes as of March 31, 2008	$1,547,000	$-

Short term notes payable

During the nine months ended March 31, 2008, Hyperdynamics repaid an installment note payable for legal settlement that was originally payable in six monthly installments of $40,000 each.  The original amount of the note was $240,000.  The noteholder accepted $230,000 in full payment of the note, resulting in a gain on the settlement of debt of $10,000.

Installment notes payable

During the nine months ended March 31, 2008, Hyperdynamics entered into an installment note payable in the amount of $30,000 for the purchase of a vehicle.  The note bears imputed interest of 10% per annum and is payable in installments of principal and interest of $600 per month for 60 months and is secured by the vehicle.

During the nine months ended March 31, 2008, Hyperdynamics financed three insurance policies for an aggregate amount of $47,000.  The notes are payable over nine months from inception in installments of approximately $5,000 per month.

YA Global

On February 6, 2008, Hyperdynamics entered into a financing agreement (the Financing Agreement) with YA Global Investments, LP (“YA Global”). Under the Financing Agreement, we will issue, and YA Global will purchase, up to $3,000,000 of notes. On February 6, 2008, we completed the first closing and issued $911,000 of notes under the Financing Agreement. We issued an additional $1,089,000 of notes in March 2008, and the remaining $1,000,000 of notes may be issued within 120 days from February 2008. We expect the new note agreements will contain provisions similar to those described below. In connection with this Financing Agreement, we will issue an aggregate 94,899 shares of common stock and a total of 825,000 warrants to purchase common stock of which 550,000 warrants with an exercise price of $2.00 per share were issued on February 6, 2008 in connection with the first closing. The remaining warrants, with an exercise price equal to 130% of the market value of our common stock on the date of closing, will be issued at the third closing, which is expected to occur in approximately 120 days from February 6, 2008. The exercise price of the warrants are subject to “reset” provisions in the event we subsequently issue common stock, stock warrants, stock options or convertible debt with a stock price, exercise price or conversion price lower than $2.00 (see Note 12. Subsequent Events).  If these provisions are triggered, YA Global will receive warrants to purchase additional shares of common stock and a reduction in the exercise price of all their warrants. We will also issue shares with a value equivalent to $60,000 based upon the market price of our common stock at  the contemporaneous closing market price upon the third closing.

Notes issued under this arrangement are collateralized by substantially all of the assets of Hyperdynamics and its subsidiaries, except the assets of SCS Corporation and SCS Guinea. Further, this new agreement limits our ability to draw down on our equity line of credit with Dutchess Capital.

We issued $2,000,000 of notes under the arrangement and received net proceeds of $1,785,000. The notes carry an annual interest rate equal to 20% and mature on July 6, 2010. The notes will be repaid in monthly installments of $50,000 and interest installments will also be paid monthly on the outstanding balance.  Interest installments commence on May 31, 2008 and principal installments commence on September 1, 2008. At our option, we can redeem the notes at an earlier date and pay an “early redemption premium” of 15% of the principal amount being redeemed.

The note agreement contains several default provisions.  Events of default include non-payment of principal or interest, default on notes payable to other parties where the notes exceed $250,000, bankruptcy, delisting from a stock exchange in which our stock is quoted; any change of control transaction; and various other default provisions. Upon default, the notes become immediately due and payable. In addition, any time following an event of default, the notes become convertible at the option of the holder into shares of the Company’s common stock. The conversion price is equal to the lesser of $2.00 or 70% of the lowest closing bid price of the common stock during the 15 consecutive trading days prior to the conversion date. At the inception of the notes, the potential intrinsic value of the contingent conversion feature was $1,535,000.  If the contingency is triggered, we will evaluate the conversion option under SFAS 133 and EITF 000-19 for potential liability treatment.

In the event we issue or sell shares of common stock at a price that is less than the conversion price, the conversion price is automatically reset to the new lower price.   The aggregate number of shares issuable under the notes is approximately 20% of the number of shares outstanding as of the date we entered into the transaction, or approximately 11,000,000 shares, unless we obtain shareholder approval to exceed this limit.  In accordance with our agreement, we have reserved 11,000,000 shares.

Hyperdynamics has evaluated the warrants for derivative accounting consideration under SFAS 133 and EITF 00-19.  We have concluded that the warrants meets the criteria for classification in stockholders' equity under SFAS 133 and EITF 00-19. Therefore, derivative accounting is not applicable for the warrants.

The fair value of the investment was allocated among the notes, common stock, and warrant as follows:

Relative fair value of warrant	$185,000
Relative fair value of stock	80,000
Relative fair value of note payable	1,735,000

The fair value of the warrant was calculated using the Black-Scholes method, assuming volatility of 88%, expected term of 2.5 years, and a risk adjusted interest rate of 2%.  The fair value of the stock was calculated based upon the closing stock price at date of grant.

The relative fair value of the warrants and stock were recorded as a discount to the notes. These discounts associated with the warrant and the stock, totaling $265,000, will be amortized and charged to interest expense over the life of the notes using the effective interest rate method.  The effective interest rate on the notes, including the discount, is 43%

Prepaid interest and financing costs

Prepaid financing costs consist of prepaid interest and a monitoring fee deducted from proceeds of the notes payable at closing.  In accordance with the notes, the first ninety days of interest were deducted from the proceeds of the note as a prepayment.  In May 2008, Hyperdynamics will begin paying interest installments on the notes payable.  The prepaid interest balance as of March 31, 2008 was $57,000.  A prepaid monitoring fee was deducted from the proceeds of the notes.  The fee is held in escrow and as of March 31, 2008 the escrowed balance was $60,000.  The note holder earns a fee of $3,000 per month, which is being amortized to interest expense as it is earned, until January 1, 2010, or the note payoff, whichever is earlier.  If the notes are paid off early, Hyperdynamics will receive a refund of the unearned monitoring fee.

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

In October 2007, a consultant received 30,000 shares of common stock valued at $95,000 for services..

In December 2007, an investor received 544,000 shares upon the exercise of a warrant to purchase 544,000 shares of common stock with an exercise price of $1.00.

In January 2008, we issued 22,360 shares of common stock to two directors in accordance with their compensation packages to pay directors fees of $36,000.

In January 2008, we issued 23,000 shares of common stock valued at $37,000 to a consultant for services rendered.

In February 2008, we issued 94,899 shares of common stock to an investor in conjunction with their notes payable (see Note 4).

In March 2008, we issued 200,000 shares of common stock to a related party when the entity converted 27 shares of its Series B preferred stock to common stock.

In March 2008, a Hyperdynamics employee received a stock award of 15,000 shares valued at $18,000.

In March 2008, we issued 51,667 shares of common stock to four directors in accordance with their compensation packages to pay directors fees of $62,000.  We also issued 24,000 shares of common stock valued at $29,000 to an attorney for services rendered.

7.  Deemed Dividend

In December 2007, the Company modified the terms of certain warrants previously issued in June 2006 in connection with the sale of convertible debt.  All of the convertible debt was converted prior to the modification.  The price of the warrants was reduced from $2.50 to $1.00.  The modification resulted in a deemed dividend of $153,000, which was calculated using the Black-Scholes method, assuming volatility of 96%, expected term of 3.5 years, and a risk adjusted interest rate of 3%.

8.  Stock Options and Warrants

On February 20, 2008, shareholders approved two amendments to Hyperdynamics’ 1997 Stock and Stock Option Plan (“1997 Plan”) that extended the expiration date of the plan by ten years to May 7, 2017 and increased the number of shares issuable from the 1997 Plan from 10,000,000 to 14,000,000 shares.  Also on February 20, 2008, shareholders approved the 2008 Stock and Stock Option Plan (“2008 Plan”).  A maximum of 3,000,000 shares are issuable under the 2008 Plan.

Hyperdynamics' Stock and Stock Option Plans provide for the grant of stock, stock options, or warrants to purchase common stock to directors, employees and consultants, and opportunities for directors, officers, employees and consultants to make purchases of stock in Hyperdynamics. Plan grants are administered by the Board of Directors or the Compensation Committee, who have substantial discretion to determine which persons, amounts, time, price, exercise terms, and restrictions, if any.  Options granted generally are exercisable immediately as of the effective date of the option grant.

Options granted to employees

During the nine months ended March 31, 2008, Hyperdynamics granted 885,000 options to employees.   The options had exercise prices ranging from $1.18 to  $3.01, expected exercise terms ranging from 1 to 1.5 years, vesting dates ranged from immediate to August 3, 2008, and a fair value on the date of grant totaling $964,000.  The weighted average fair value of the employee stock options granted during the nine months ended March 31, 2008 was $1.09.

The aggregate compensation cost recognized for the share-based compensation during the nine months ended March 31, 2008 was $1,042,000.

The following table details the significant assumptions used in the Black-Scholes model to compute the fair market values of employee stock options granted:

2008
Risk-free interest rate	2 - 5%
Dividend yield	0%
Volatility factor	75 - 110%
Expected life (years)	1 - 1.5

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

The following table summarizes employee stock options issued and outstanding:

	Options	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual life (years)
Outstanding at year end June 30, 2007	1,609,999	3.89	$-	2
Granted	885,000	2.47
Exercised	-	-
Forfeited	(99,629)	2.86
Expired	(30,000)	1.00
Outstanding at March 31, 2008	2,365,370	$3.44	$68,000	2

Options outstanding and exercisable as of March 31, 2008:

Exercise Price	Outstanding Number of Shares	Remaining Life	Exercisable Number of Shares
$1.00 - 1.49	370,000	1 year or less	370,000
$1.00 - 1.49	70,000	3 years	70,000
$1.50 - 1.99	40,000	1 year	40,000
$1.50 - 1.99	45,000	2 years	45,000
$1.50 - 1.99	30,000	3 years	30,000
$2.00 - 2.49	195,000	1 year or less	195,000
$2.00 – 2.49	359,999	2 years	359,999
$2.00 - 2.49	115,000	3 years	115,000
$2.50 - 2.99	40,000	1 year or less	40,000
$2.50 – 2.99	105,000	2 years	105,000
$2.50 – 2.99	290,371	3 years	290,371
$3.00 – 3.50	40,000	2 years	40,000
$3.00 – 3.50	65,000	3 years	65,000
$5.00	300,000	3 years	-
$10.00	300,000	3 years	-

	2,365,370		1,765,370

At March 31, 2008, there was $136,000 of unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Plan.

The following table summarizes common stock warrants issued and outstanding as of March 31, 2008:

	Warrants	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual life (years)
Outstanding at year June 30, 2007	10,112,783	2.46	$-	4
Granted	1,094,000	1.50
Exercised	(1,401,640)	.55
Cancelled	(628,360)	2.20
Expired	-	-
Outstanding at March 31, 2008	9,176,783	$2.66	$116,250	4

Warrants outstanding and exercisable as of March 31, 2008:

Exercise Price	Outstanding Number of Shares	Remaining Life	Exercisable Number of Shares
$.25	125,000	1 year or less	125,000
$2.00	550,000	5 years	550,000
$2.40	3,480,000	7 years	3,480,000
$2.50	3,471,783	1 year or less	3,471,783
$4.00	1,500,000	7 years	1,500,000
$5.00	50,000	3 years	-
	9,176,783		9,126,783

At March 31, 2008, there was $28,000 of unrecognized compensation expense associated with the outstanding warrants.  Cash proceeds received for the exercise of warrants during the nine months ended March 31, 2008 was $544,000.

9. Cost Reimbursement

In July 2007, Hyperdynamics received $130,000 as a reimbursement of legal costs we incurred during fiscal 2006 and 2007 in our lawsuit with Trendsetter Investors LLC.  The reimbursement was recorded as a reduction of current year legal costs and it is included in selling, general and administrative expense.

10.  Related Party Transactions

Accounts payable – related party consists of director’s fees payable to independent directors in accordance with their compensation packages of $0 and $50,000  expense reimbursements owed to employees totaling $15,000 and $3,000 as of March 31, 2008 and June 30, 2007, respectively.

During the nine months ended March 31, 2008, two officers of the company received 738,251 shares of common stock upon the cashless exercise of 800,000 warrants with an exercise price of $0.23 per share.

11. Commitments and Contingencies

During the nine months ended March 31, 2008, Hyperdynamics signed a contract with Geophysical Service Incorporated (“GSI”) for the acquisition of seismic 6,000 kilometers of 2-D data in our Guinea concession area.

Under the agreement, Hyperdynamics will pay a $555,500 mobilization fee, a $275,000 demobilization fee, data acquisition and processing fees totaling $525 per kilometer, and other fees and reimbursements.  The total cost of the shoot, based on the fee schedule, is approximately $4,100,000.  As of March 31, 2008, Hyperdynamics had paid $575,000 against the contract and GSI had traveled to the contract area to begin work.  As of May 18, 2008, approximately 39% of the work had been completed.

In addition to the above, GSI acquired a revenue interest in the data.  If Hyperdynamics, on its own or with a JV partner as an operator, engages in additional exploration, production, or development activities (excluding the acquisition of additional seismic data) in the area covered by the survey, an additional $355 per kilometer will be paid to GSI. The data is to be owned by Hyperdynamics but GSI has exclusive marketing rights and is entitled to an additional fee of approximately $355 per kilometer at a split revenue ration of 75% for GSI up to the $355 per kilometer.   Based on the total 6,000 kilometer contracted area, this could total up to $2,130,000.  Any license fees that GSI receives from third parties would be subtracted from the $355 additional compensation amount due.  After GSI receives its $355 additional compensation, either from a drilling operator or from License fees from the 75/25% split, any new license fees will be shared 50% by GSI and 50% by Hyperdynamics.

12. Subsequent Events

In April 2008, we issued 25,000 shares valued at $57,000 to an attorney for services rendered.

In April 2008, two officers of the company and four independent directors were granted options to purchase 117,500 shares of common stock in accordance with their compensation packages.  The options have a value of $32,000 based upon the Black-Sholes valuation method.

In May 2008, an officer exercised options to purchase 50,000 shares of common stock at $2.00 per share for $100,000 cash.

In May 2008, an employee exercised options to purchase 2,500 shares of common stock at $2.15 per share for $5,000 cash.

In May 2008, we issued 35,000 shares of common stock valued at $56,000 to our Investor Relations/Public Relations consultant.  The shares were earned in accordance with its contract on January 1, 2008 and is included in accounts payable as of March 31, 2008.  Also in May 2008, this consultant’s final 35,000 shares, with a value of $65,000, were earned and issued.

In May 2008, a Series B preferred stockholder converted 13 shares of Series B preferred stock to common stock.  100,320 shares of common stock were issued for conversion shares and accrued dividends.

In May 2008, Hyperdynamics completed a registered direct offering under which it sold 2,424,243 shares of common stock at $1.65 per share, for gross proceeds of $4,000,000. Hyperdynamics paid a placement agent and legal fees of $355,000 in conjunction with the offering, resulting in net proceeds of $3,645,000.  The investors who participated in the offering also received warrants to purchase 2,424,243 shares of common stock at $3.27 per share, exercisable through May 2015.

As a consequence of the financing, we are currently evaluating the effect on the warrants associated with the YA Global notes payable and any other outstanding warrants which may have reset provisions.

In May 2008, an employee received 1,923 shares of common stock upon the cashless exercise of options to purchase 9,052 shares of common stock with an exercise price of $2.15.

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

The following tables summarize certain balance sheet data as of March 31, 2008 and June 30, 2007 and income statement data about Hyperdynamics' reportable segments and corporate overhead for the three months and nine months ended March 31, 2008 and 2007:

	SCS	HYDR	Corporate	Total
Segment assets
As of March 31, 2008	$5,354,000	$3,245,000	$420,000	$9,019,000
As of June 30, 2007	4,467,000	804,000	6,209,000	11,480,000

Nine months ended March 31, 2008:
Revenues from external customers	-	1,637,000	-	1,637,000
Depreciation, depletion and amortization	61,000	396,000	31,000	488,000
Loss from operations	(2,912,000)	(1,360,000)	(2,890,000)	(7,162,000)
Expenditures for long-lived assets	938,000	2,500,000	14,000	3,452,000

Three months ended March 31, 2008:
Revenues from external customers	-	792,000	-	792,000
Depreciation, depletion and amortization	26,000	203,000	11,000	240,000
Loss from operations	(714,000)	(189,000)	(840,000)	(1,743,000)
Expenditures for long-lived assets	643,000	631,000	-	1,274,000

Nine months ended March 31, 2007:
Revenues from external customers	-	780,000	-	780,000
Depreciation, depletion and amortization	18,000	68,000	22,000	108,000
Loss from operations	(2,151,000)	(485,000)	(2,921,000)	(5,557,000)
Expenditures for long-lived assets	81,000	66,000	131,000	278,000

Three months ended March 31, 2007
Revenues from external customers	-	113,000	-	113,000
Depreciation, depletion and amortization	8,000	23,000	10,000	41,000
Loss from operations	(896,000)	(273,000)	(937,000)	(2,106,000)
Expenditures for long-lived assets	5,000	11,000	13,000	29,000

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

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

During the quarter ended March 31, 2008, we moved forward with the exploration work for our September 22, 2006 Production Sharing Contract (the “2006 PSC”) area offshore the Republic of Guinea.  We signed a contract during the quarter with Geophysical Services, Inc. (“GSI”) regarding the extensive exploration effort offshore Guinea. Mr. James R. Spear, our Vice President of Exploration and Production and Mr. Jeffrey Sprain, our Exploration Manager, traveled to Guinea to supervise the initiation of the 2008 2-D seismic acquisition program.   GSI is performing a 2-D seismic data acquisition program in our concession area.  The 2-D will provide a better regional profile and our geologists and geophysicists can use the information gathered in their design of 3-D acquisition programs.

We engaged GSI to initiate a 6,000 kilometer grid necessary to allow us to fine tune the layout of our 3-D seismic grids.  During the 2-D acquisition, previously delineated targets are being verified and new zones are being identified.  During the 2-D acquisition, we  are delineating new target areas for the 3-D seismic acquisition program.   It is expected that this 2-D work will lead to the first 3-D seismic acquisition in history offshore Guinea and will give the Company a portfolio of drillable prospects with potential to hold world class reserves.

The 2006 PSC gives us exclusive rights to explore and develop approximately 31,000 square miles off the coast of Guinea. However, certain provisions of the contract require us to surrender 64% (approximately 20,000 square miles) of the contract area upon the passage of a “Project of Law”, a Presidential Decree, and a Republic of Guinea Supreme Court ruling. We would retain a priority non-exclusive right, to be defined in the future, to participate in the development of the surrendered contract area. Although the 2006 PSC is a legally binding contract under Guinea’s 1986 Petroleum Code, the process of passing a law, obtaining a Presidential Decree, and a Republic of Guinea Supreme Court ruling effectively codifies the 2006 PSC into a new Guinea law in and of itself.  Whether these things are accomplished or not is entirely up to the Guinea government.  We are proceeding with our work under the 2006 PSC in any respect. We expect, through the priority rights granted in the 2006 PSC, to continue our participation under our priority non-exclusive rights in any surrendered contract area and to retain exclusive rights in the remaining 36% (approximately 11,000 square miles) of the contract area.

Since Mr. Spear joined Hyperdynamics in October, he has reinterpreted and clarified many leads from our past 2-D seismic surveys, which were completed in 2002 and 2003.  During last quarter we reported that we have identified approximately twenty-five leads so far as potential drilling targets. Mr. Spear also helped to identify and to focus our attention on the notable potential development in the Upper and Lower Cretaceous section where most of the West African oil has been found to date.  In April 2008, we received Brutte Stack raw datae that confirmed many of the targets delineated last year.  This very encouraging clarification prompted us to concentrate on, as a primary niche area, the transform margin play offshore the Republic of Guinea.  Over the last three years, this play has resulted in at least 40 new field discoveries offshore West Africa that we know of to date.  We also reported during the quarter that, as a result of the company’s exploration work since 2002, including the identification of interpretive procedures performed over the last several months, detailed and focused specifications have now been laid out to acquire additional 2-D seismic data and, for the first time in the history of the Guinea offshore, we began laying out 3-D seismic grids as a next step to having drillable prospects.  During the quarter ended March 31, 2008 and now into the current quarter, Mr. Spear has worked closely with Kent Watts, our Chief Executive Officer, to lay out operational plans for our 2008 exploration efforts and as the 2-D acquisition for 2008 is being completed and new information is flowing, the two are working together to manage the exploration program.

We realized oil production revenues of $792,000 for the quarter ended March 31, 2008 compared to  $113,000 in oil production revenue for the quarter ended March 31, 2007. When we acquired the RABB properties, we planned to evaluate workovers and other repairs on the wells that would increase production from the wells. This work was performed to optimize production from the wells we acquired.  The other, more routine, lease operating costs, such as pumping, electricity, and other costs are relatively stable, regardless of the production flow.  The increased production and revenue would thus add to our margin and cash flow without significant incremental costs after the cost of repair to each well.

During the quarter ended March 31, 2008, oil sales for January and February hit all time new highs. In March, flood waters from the Missisippi River shut in some of our production but  we had a successful drilling operation. We drilled a successful completed well on our Deville lease.  The new well is productive.  Despite production decreases attributable to the shut in wells, we have hit a new high of production for April from other wells. We expect new  production records for May and June. Management expects to continue infield drilling operations soon that could again increase production and reserves.  Also, during the quarter ended March 31, 2008, we commissioned a new reserve report by Ryder Scott Company, L. P. that reported proved developed producing reserves as approximately 121,000 barrels as of February 28, 2008.  We have development plans for existing leases and we expect to acquire additional leases. Thus, we are continuing to work toward our goal, to generate profits from our developmental operations.  The price of oil has helped with this endeavor, as it has hit over $120 per barrel in recent weeks.

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

The following tables summarize certain balance sheet data as of March 31, 2008 and June 30, 2007 and income statement data about Hyperdynamics reportable segments and corporate overhead for the three months and nine months ended March 31, 2008 and 2007:

	SCS	HYDR	Corporate	Total
Segment assets
As of March 31, 2008	$5,354,000	$3,245,000	$420,000	$9,019,000
As of June 30, 2007	4,467,000	804,000	6,209,000	11,480,000

Nine months ended March 31, 2008:
Revenues from external customers	-	1,637,000	-	1,637,000
Depreciation, depletion and amortization	61,000	396,000	31,000	488,000
Loss from operations	(2,912,000)	(1,360,000)	(2,890,000)	(7,162,000)
Expenditures for long-lived assets	938,000	2,500,000	14,000	3,452,000

Three months ended March 31, 2008:
Revenues from external customers	-	792,000	-	792,000
Depreciation, depletion and amortization	26,000	203,000	11,000	240,000
Loss from operations	(714,000)	(189,000)	(840,000)	(1,743,000)
Expenditures for long-lived assets	643,000	631,000	-	1,274,000

Nine months ended March 31, 2007:
Revenues from external customers	-	780,000	-	780,000
Depreciation, depletion and amortization	18,000	68,000	22,000	108,000
Loss from operations	(2,151,000)	(485,000)	(2,921,000)	(5,557,000)
Expenditures for long-lived assets	81,000	66,000	131,000	278,000

Three months ended March 31, 2007
Revenues from external customers	-	113,000	-	113,000
Depreciation, depletion and amortization	8,000	23,000	10,000	41,000
Loss from operations	(896,000)	(273,000)	(937,000)	(2,106,000)
Expenditures for long-lived assets	5,000	11,000	13,000	29,000

Nine months ended March 31, 2008 compared to Nine months ended March 31, 2007.

Louisiana Operations ("HYDR")

Nine months ended March 31, 2008 compared to Nine months ended March 31, 2007.

Revenues  Our revenues were $1,637,000 for the nine months ended March 31, 2008, of which $1,606,000 was derived from oil revenues and $31,000 from service revenues. This compares to $780,000 in 2007, of which $716,000 was derived from oil revenues and $64,000 from service revenues. The increase in total revenue is $857,000 or 110%. The increase of 124% in oil revenues, or $890,000, is attributable to an increase in the selling price of oil and an increase in production attributable to the acquired RABB properties.

The following table summarizes certain production information:

	Nine months ended March 31,
	2008	2007
Net barrels	17,955	10,214
Gross barrels	27,519	16,534
Average price per barrel	$90.00	$70.00

Lease operating expense was $2,104,000 for the nine months ended March 31, 2008 compared to $414,000 for the nine months ended March 31, 2007. During the nine months ended March 31, 2008, lease operating expense consists of $1,490,000 associated with the RABB properties, $504,000 associated with our operated properties (Magee-Smith, Kelly, and Norris leases), and $110,000 of severance tax.  During the nine months ended March 31, 2007, lease operating expense consists of $331,000 associated with our operated properties and $83,000 of severance tax.  The increase in total lease operating expense of 408%, or $1,690,000, is primarily attributable to the expenses of operating the RABB properties. These expenses include significant repairs that we performed in an effort to increase future production. We worked over or reworked twelve oil wells and four service wells for a cost of $665,000. We also incurred routine lease operating expenses related to the RABB properties of $825,000 related to the operation of oil wells acquired in July 2007.  The increase of operating expenses on our operated properties of $173,000, or 52%, is attributable to increased payroll costs and work-over and service work on our wells.

Lease operating expense also includes severance tax of $110,000 and $83,000 for the nine months ended March 31, 2008 and the nine months ended March 31, 2007, respectively. The increase in severance tax of 33%, or $27,000, is attributable to additional oil production and higher prices. Our severance tax rates for each well depend on production levels. Our average tax rates declined in 2008 because our production increases derived from wells that, at the time, qualified for a reduced tax regimen under Louisiana law. Our production has increased due to our workovers and lease improvements and as of March 31, 2008 several wells are now classified as subject to the full Louisiana severance tax rate. Accordingly, our average severance tax rate, and our costs attributable to severance tax, for the fourth quarter and beyond will increase.

Accretion expense.  In accordance with SFAS 143, we discount the fair value of our asset retirement obligations and record accretion expense due to the passage of time using the interest method of allocation.  As of July 1, 2007 and 2006, respectively, our asset retirement obligation was $128,000 and $12,000, respectively.  Additional liabilities incurred during the current period were $75,000. Total accretion expenses for the nine months ended March 31, 2008 were $15,000 compared to $0 in 2007.  As of March 31, 2008, the asset retirement obligation is $218,000.

Depreciation, depletion and amortization was $396,000 for the nine months ended March 31, 2008 compared to $68,000 for the nine months ended March 31, 2007. The increase of 482% or $328,000 is due to higher depletion expenses attributable to the acquisition of the RABB properties, partially offset by a decrease in the depletion rate.  The full cost pool increased $2,239,000 with the RABB properties acquisition, the improvements to the production facilities at our Magee-Smith lease, development costs, and additional geological and geophysical expenses.  The depletion rate decreased because of the reserves added with the purchase of the RABB properties.

Selling, general and administrative expense includes administrative expenses, field overhead, and gain or loss on disposal of assets.  Total selling, general and administrative decreased $300,000, or 38%, from $782,000 during the nine months ended March 31, 2007 to $482,000 during the nine months ended March 31, 2008.

Administrative expenses and loss from disposal of assets were $172,000 for the nine months ended March 31, 2008 compared to $350,000 for the nine months ended March 31, 2007. This represents a decrease of 51%, or $ 178,000, due to cost decreases of $235,000 offset by cost increases of $57,000.  Cost decreases include a decrease in legal expenses of $206,000 and a decrease in bad debt expense of $29,000.  The legal category includes insurance proceeds of $130,000  which reimbursed us for legal expenses we incurred in a lawsuit we settled during June 2007.  The primary difference in bad debt expense is due to the write off of joint interest billings due from our then working interest partner in 2007.

Cost increases include: salaries increased by $16,000 due to selected raises and additional employees in the period, utilities increased by $6,000, local taxes increased by $4,000  and insurance costs increased by $4,000 due health insurance costs for employees.   Administrative expense also includes $12,000 paid to Mike Watts, the brother of Kent Watts, who provides investor relations, public relations, financial consulting, and general advisory services in conjunction with a contract entered into during March 2007 for services he will deliver through March 2010.  The $12,000 represents reimbursements for his expenses as authorized by his contract. Loss from disposal of assets during the year was $7,000, and the gain from disposal of assets was $8,000 during the period ended March 31, 2007, which resulted in a net change of $15,000.

Field overhead relates to the cost of maintaining a field office and equipment yard in Jena, Louisiana.  The cost  was $310,000 for the nine months ended March 31, 2008 compared to $432,000 for the nine months ended March 31, 2007. The decrease of 28%, or $122,000, is attributable to lower worker’s compensation expenses, tools & yard costs, repairs and maintenance, other field related expenses where drastic cost savings measures were implemented and in payroll related costs due to hour reductions and personnel reductions.

Loss from operations was $1,360,000 for the nine months ended March 31, 2008 compared to $485,000 for the nine months ended March 31, 2007. This represents an increase of $875,000, or 180%, due to the factors discussed above.

Gain on settlement of debt. In July 2007, we prepaid an installment note payable for legal settlement related to our Louisiana operations that was originally payable in six monthly installments of $40,000 each.  The original amount of the note was $240,000.  The note holder accepted $230,000 in full payment of the note, resulting in a gain on the settlement of $10,000.  During the nine months ended March 31, 2007, we settled a billing dispute with a vendor, resulting in a gain of $28,000.

Interest Expense increased $2,000, or 100%, to $4,000 in 2008 and $2,000 in 2007.

Our expenditures for long lived assets were $2,500,000 during the nine months ended March 31, 2008 compared to $66,000 during the nine months ended March 31, 2007. This represents an increase of 3,688% or $2,434,000, attributable to the costs for improvements at the Magee-Smith lease and the acquisition of the RABB properties.

Guinea and Seismic Data Management ("SCS")

Nine months ended March 31, 2008 compared to nine months ended March 31, 2007.

Revenues We had no revenues during the nine months ended March 31, 2008 and 2007. We signed a Production Sharing Contract (PSC) with the Republic of Guinea on September 22, 2006 and are currently focusing on our drilling and exploration plans in the concession delineated in the PSC.

Depreciation, depletion and amortization was $61,000 for the nine months ended March 31, 2008 compared to $18,000 for the nine months ended March 31, 2007. The increase of 238% or $43,000 is due to depreciation expense on additional assets purchased for use in Guinea.

Selling, general and administrative expenses were $2,851,000 for the nine months ended March 31, 2008 compared to $2,133,000 for the nine months ended March 31, 2007. This represents an increase of 34%, or $718,000, attributable to an increase of some general and administrative expenses of $1,401,000 offset by a decrease in other general and administrative expenses of $683,000. The increase of $1,401,000 is due to the following factors:

1) Public relations and marketing expenses increased by $797,000.  Our public relations and marketing programs promote our company and educate the people of Guinea in order to gain recognition and support throughout Guinea. The programs include television commercials, radio, and other types of media and journalistic coverage and sponsorship of entertainment events;

2) Professional expenses increased $58,000 due to higher legal and technical expenses as well as other professional expenses incurred in Guinea.

3) Salaries and payroll taxes increased by $214,000 due in part to hiring our new Vice President and Chief Geophysicist and accounting staff for SCS-Guinea, as well as to wage increases for various employees;

4) Auto expense increased by $75,000 due to maintenance and repairs of vehicles in Guinea;

5) Office supplies and postage increased $55,000 due to increase in supply usage both in the US and Guinea offices;

6) Office lease and utilities increased by $5,000 due to increase in office space in Guinea;

7) Insurance expenses increased by $41,000 mainly due to increased health insurance costs due to new hires and our cholera program in Guinea.

8) Travel expense increased by $117,000 due in part to payment of travel costs for the Guinean delegation to visit Houston as well as increased travel to and from Guinea, particularly to support the current seismic data acquisition program; and

9) Other administrative expenses increased by $21,000 and loss from disposal of assets increased by $18,000.

The decrease of $683,000 is due to the following factors:

1)
Consulting expense decreased $419,000. Consulting expense consists of lobbying costs, which decreased by $170,000, and winding up of contract commitments with Seacon and Geoexperts resulting in decreases of $230,000. The decrease in lobbying expense occurred because a payment in fiscal year 2006 to our lobbyist in Guinea was not repeated this year, and our geological consultant, Geoexperts, completed work related to the completion of a farm-out brochure in 2007.  We brought in our own in house Vice President and Chief Geo-Physicist thus reducing the amount of geophysical and geological consulting expenses. Other consulting expenses decreased by $19,000.

2)	Equity based compensation decreased by $264,000 related to reduced share based compensation expenses.

Loss from operations was $2,912,000 for the nine months ended March 31, 2008 compared to $2,151,000 for the nine months ended March 31, 2007 due to the factors discussed above.

Expenditures for long lived assets were $938,000 for the nine months ended March 31, 2008 compared to $81,000 for the nine months ended March 31, 2007. This represents a increase of 1,058% or $857,000, due to decrease in purchases of office furniture, equipment and leasehold improvements in Guinea.

Corporate Overhead

Nine months ended March 31, 2008 compared to nine months ended March 31, 2007.

Depreciation, depletion, and amortization was $31,000 for the nine months ended March 31, 2008 compared to $22,000 in the nine months ended March 31, 2007. This represents an increase of 41%, or $9,000. The increase is due to an increase during the six months ended December 31, 2006 in capitalized office equipment placed in service and depreciation of those assets during all of the 2008 period..

Selling, general and administrative expenses were $2,859,000 for the nine months ended March 31, 2008 compared to $2,900,000 for the nine months ended March 31, 2007. This represents a decrease of approximately 1%, or $41,000, due to a decrease in certain administrative expenses of $303,000, which was partially offset by an increase in other administrative expenses of $262,000.

The decrease in expenses includes a decrease in equity based compensation expenses of $291,000, lower office lease expenses of $6,000, and a decrease in insurance and other expenses of $6,000.  The decrease in stock-based compensation of $290,000 was attributable in part to changes in the fair value of recurring awards, as computed using the Black-scholes option pricing model, and in part to awards granted in 2007 that were not repeated in 2008.

The increase is due to the following factors:

1) Professional expenses increased by $115,000 due to increased audit fees, costs associated with compliance with the provisions of the Sarbanes-Oxley Act, and the retention of a new financial advisor offset by a $40,000 decrease in legal costs, for a net increase of $75,000;

2) Consulting, including investor relations and public relations expenses, increased by $64,000 due to increased costs related to nationwide road show appearances for the purposes of promoting and educating the investors about our company as well as additional cost of retaining a public relations company;

3) Salaries and taxes increased by $51,000 due to employee new hires and raises for several office personnel,

4) Travel expenses increased by $45,000 due to director and officer’s travel as well as additional travel expenses related to the road show promotions; and

5) Hyperdynamics reimbursed Michael Watts, the brother of Kent Watts, $27,000 in reimbursements for expenses incurred in conjunction with his contract to provide investor relations, public relations, financial consulting, and general advisory services.

Loss from operations was $2,890,000 for the nine months ended March 31, 2008 compared to $2,921,000 for the nine months ended March 31, 2007, due to the factors discussed above.

Interest expense was $62,000 and $1,243,000 for the nine months ended March 31, 2008 and 2007, respectively.  The interest expense for 2007 included interest payable on convertible debentures and accelerated amortization of the discount of debentures, which were satisfied and fully paid in the fiscal year ended June 30, 2007.  Interest expense decreased $1,181,000, or 95%.

Net loss chargeable to common shareholders. Based on the factors discussed above, our net loss chargeable to common shareholders was $7,293,000 and $6,856,000 for the nine months ended March 31, 2008 and 2007, respectively.  The loss per common share was $0.13 in the nine months ended March 31, 2008 and $0.14 in the nine months ended March 31, 2007.

Our expenditures for long lived assets were $14,000 for the nine months ended March 31, 2008 compared to $131,000 in the nine months ended March 31, 2007. The decrease of $117,000, or 89%, is due to the purchases of office furniture and fixtures and leasehold improvements incurred in fiscal 2007 when we moved into our new offices, which were not repeated in fiscal 2008.

Three months ended March 31, 2008 compared to three months ended March 31, 2007.

Louisiana Operations ("HYDR")

Three months ended March 31, 2008 compared to three months ended March 31, 2007.

Revenues.  Our revenues were $792,000 for the three months ended March 31, 2008 compared to $113,000 in 2007. All revenues during the three months represented oil revenues. The increase of 601% in oil revenues, or $679,000, is attributable to an increase in the selling price of oil and an increase in production.  The RABB properties generated about 84% of our total oil production.  The increase in revenue from the Rabb properties during this quarter is a result of the work-over and repair work performed on our wells during the previous quarters that were complete as of December 31, 2007.

The following table summarizes certain production information:

	Three months ended March 31,
	2008	2007
Net barrels	8,123	2,049
Gross barrels	12,651	2,794
Average price per barrel	$98.00	$55.00

Lease operating expense was $601,000 for the three months ended March 31, 2008 compared to $139,000 for the three months ended March 31, 2007. The increase of 332%, or $462,000, is primarily attributable to expenses of operating the RABB properties. These expenses include repairs and maintenance to increase future production. We worked over or reworked two oil wells  for a cost of $80,000. We incurred routine lease operating expenses of $267,000 related to the operation of oil wells acquired with the RABB properties.  The operating expenses on our operated properties of $193,000, increased $67,000 due to increased payroll costs and workover and service work on our wells.  Lease operating expense also includes severance tax of $62,000 and $13,000 for the three months ended March 31, 2008 and the three months ended March 31, 2007, respectively.  Severance tax increased $49,000, or 377%, due to higher production.

Accretion expense.  In accordance with SFAS 143, we discount the fair value of our asset retirement obligations and record accretion expense due to the passage of time using the interest method of allocation.  As of July 1, 2007 and 2006, respectively, our asset retirement obligation was $128,000 and $12,000, respectively.  This resulted in accretion expense of $5,000 for the three months ended March 31, 2008 compared to $0 in 2007.  As of March 31, 2008, the asset retirement obligation is $218,000.

Depreciation, depletion and amortization were $203,000 for the three months ended March 31, 2008 compared to $23,000 for the three months ended March 31, 2007. The increase of 783%, or $ 180,000, is due to higher depletion expenses primarily attributable to the acquisition of the RABB properties on July 1, 2007, partially offset by a decrease in the depletion rate.  The depletion rate decreased because of the reserves added with the purchase of the RABB properties.

Selling, general and administrative expense includes administrative expenses, field overhead, and gain or loss on disposal of assets.  Total selling, general and administrative decreased $52,000, or 23%, from $224,000 during the three months ended March 31, 2007 to $172,000 during the three months ended March 31, 2008.

Administrative expenses were $93,000 for the three months ended March 31, 2008 compared to $99,000 for the three months ended March 31, 2007. This represents a decrease of 6%, or $6,000, attributable to increase in local taxes of $6,000 and increase in general liability and health insurance costs of $18,000, which was offset by decreases in bad debt expense of $16,000, professional expenses of $7,000 and wage expense of $7,000. Loss from disposal of assets during the period was $7,000.

Field overhead relates to the cost of maintaining a field office and equipment yard in Jena, Louisiana. The cost was $72,000 for the three months ended March 31, 2008 compared to $125,000 for the three months ended March 31, 2007. The decrease of 42%, or $53,000, is attributable to lower worker’s compensation expenses, tools & yard costs, repairs and maintenance, and other field related expenses.

Loss from operations was $ 189,000 for the three months ended March 31, 2008 compared to $273,000 for the three months ended March 31, 2007. This represents a decrease of 31%, or $84,000, due to the factors discussed above.

Interest Expense was comparable at $2,000 for 2008 and $0 in 2007.

Gain on settlement of debt. During the three months ended March 31, 2007, we settled a billing dispute with a vendor, resulting in a gain of $28,000.

Our expenditures for long lived assets were $ 631,000 during the three months ended March 31, 2008 compared to $11,000 during the three months ended March 31, 2007. This represents an increase of 5,636% or $620,000, primarily attributable to the costs of drilling the Deville #1 and a non-productive well on the Ballymagan Field..

Guinea and Seismic Data Management ("SCS")

Three months ended March 31, 2008 compared to three months ended March 31, 2007.

Revenues. We had no revenues during the three months ended March 31, 2008 and 2007. We are currently focusing on our drilling and exploration plans in the concession delineated in the PSC.

Depreciation, depletion and amortization were $ 26,000 for the three months ended March 31, 2008 compared to $8,000 for the three months ended March 31, 2007. The increase of 225% or $ 18,000 is due to depreciation expense on additional assets purchased in Guinea.

Selling, general and administrative expenses were $688,000 for the three months ended March 31, 2008 compared to $ 888,000 for the three months ended March 31, 2007. This represents a decrease of 23%, or $ 200,000, attributable to an increase of some general and administrative expenses of $326,000 offset by a decrease in other general and administrative expenses of $526,000. The increase of $326,000 is due to the following factors:

1) Salaries and payroll taxes increased by $102,000 due in part to hiring our new Vice President and Chief Geophysicist and accounting staff for SCS-Guinea, as well as to wage increases for various employees;

2) Auto expense increased by $21,000 due to maintenance and repairs of vehicles in Guinea;

3) Office supplies and postage increased $19,000 due to increase in supply usage both in the US and Guinea offices;

4) Insurance expenses increased by $7,000 due to increase in employee new hires;

5) Travel expenses increased $59,000 due to the increase of travel to Guinea;

6) Other administrative expenses increased by $2,000;

7) Professional fees increased by $98,000 and mainly can be attributed to $60,000 of legal costs incurred to protect our PSC contract; and

8) Loss on disposal of assets during the year amounted to $18,000.

The decrease of $526,000 is mainly due to a decrease in consulting expense of $137,000, $5,000 in general administrative expenses, and a decrease in equity based compensation $384,000.  The decrease is due to various factors:

1)
Consulting expense decreased $137,000. Consulting expense consists of lobbying costs and costs associated with industry visibility work of geological industry consultants.  The decrease in lobbying expense occurred because a payment in 2006 to our lobbyist in Guinea was not repeated this year.  Our geological consultant, Geoexperts, completed work related to the completion of a farm-out brochure in 2007.  Their contract was completed as of December 31, 2007.

2)	Equity based compensation decreased by $384,000 and relates to option grants to employees.

Loss from operations was $ 714,000 for the three months ended March 31, 2008 compared to $896,000 for the three months ended March 31, 2007 due to the factors discussed above.

Expenditures for long lived assets were $643,000 for the three months ended March 31, 2008 compared to $5,000 in the three months ended March 31, 2007. This represents a increase of $ 638,000, due to decrease in purchases of office furniture, equipment and leasehold improvements in Guinea.

Corporate Overhead

Three months ended March 31, 2008 compared to three months ended March 31, 2007.

Depreciation, depletion, and amortization were stable at $11,000 for the three months ended March 31, 2008 compared to $10,000 in the three months ended March 31, 2007.

Selling, general and administrative expenses were $829,000 for the three months ended March 31, 2008 compared to $927,000 for the three months ended March 31, 2007. This represents a decrease of approximately 11%, or $98,000, due to a decrease in administrative expenses of $210,000, which was partially offset by an increase in other administrative expenses of $112,000.

The decrease in expenses includes a decrease in equity based compensation of $99,000; a decrease in professional expenses of $44,000, mainly due to lower legal fees; decreased travel and auto costs of $22,000; decreased insurance cost of $19,000 due to lower renewal rates on health and workman’s compensation coverage; and decreased other expenses of $26,000.

The increase is due to increased consulting and investor relations/public relations costs of $29,000, increased salaries of $19,000, additional listing fees associated with listing new shares on the American Stock exchange of $60,000, and supplies cost increases of $4,000.

Loss from operations was $840,000 for the three months ended March 31, 2008 compared to $937,000 for the three months ended March 31, 2007, due to the factors discussed above.

Interest expense was $109,000 and $31,000 for the three months ended March 31, 2008 and 2007, respectively.  The interest expense for 2008 includes structuring fees and interest costs associated with our new note with YA Global, as discussed in Note 5 of the financial statement.  Although we had convertible debentures outstanding as of March 31, 2007, there was less principal outstanding during the period due to conversions of the debentures prior to the quarter ended March 31, 2007, and thus interest was lower than in prior quarters.  Accordingly, interest expense for the third quarter increased $78,000, or 252%.

Net loss chargeable to common shareholders. Based on the factors discussed above, our net loss chargeable to common shareholders was $1,880,000 and $2,137,000 for the nine months ended March 31, 2008 and 2007, respectively.  The loss per common share was $0.03 in the nine months ended March 31, 2008 and $0.04 in the nine months ended March 31, 2007.

Our expenditures for long lived assets were $0 for the three months ended March 31, 2008 compared to $13,000 in the three months ended March 31, 2007. The decrease of $13,000, or 100%, is due to the purchases of office furniture and fixtures and leasehold improvements incurred in fiscal 2007 when we moved into our new offices, which were not repeated in fiscal 2008.

Liquidity and Capital Resources

Our ratio of current assets to current liabilities (current ratio) was .26 to 1 at March 31, 2008 and .92 to 1 at March 31, 2007. Our current ratio is expected to improve with financings completed as we raise capital and fund our ongoing exploration operations.  The combination of increasing our production revenues and lowering lifting costs to yield a net gain for operations will have a major impact on improving our current ratio.  This last quarter, the current ratio dropped considerably due management’s strategy to minimize dilution while funding the company’s strategically important 2-D seismic exploration program.  Our goal is to see our ratios improve as we are continuing to gradually reduce our net cash used in operating activities with goals in the future to cash flow the company from domestic operations except for the major exploration investment offshore Guinea. Historically we have raised capital to continue to finance the work required by our oil and gas exploration contract in Guinea and also to fund any operating deficits. It is the operating deficits that we are working to reduce and turn into a positive. We significantly increased our Louisiana revenues during the quarter and  we saw revenues back up this quarter from last quarter.  As such, we expect to reduce our cash operating deficit going forward, considering also the capital raise necessary to progress forward with exploring our offshore West African concession.

Our Production Sharing Contract signed on September 22, 2006, requires that we acquire additional seismic in the first exploration period.  We have fulfilled this requirement. The first exploration period started on September 22, 2006 and, with automatic extensions available to us upon our notice, would end September 22, 2010. Thus we are far in advance of this requirement. In the second exploration period, which begins officially on September 23, 2010, our contract requires us to drill two exploration wells by September 22, 2018. At current costs, these wells could cost an estimated $10 million to $35 million each to drill.

We are at the stage now of finding a 3-D seismic vendor to acquire seismic that will give us the data necessary to delineate a portfolio of potentially world class drillable prospects.  Thus, we are considering all of our options or any combination of these options to; a) increase revenues from operations; b) raise additional capital on a conventional equity financing basis; c) negotiate one or more transactions with oil company partners who share in the required work and financing risk; and d) negotiate work program related deals with oil industry vendors such as seismic acquisition companies. We believe that our ability to manage and affect one or more of these options will improve our current ratio and financial position in the future.

We own a very unique offshore oil and gas asset and are continuing to invest in exploring the oil and gas concession of 31,000 square miles. Our cash from operations was a deficit this last year and quarter based on our asset appreciation based plan. We are continuing overhead reduction steps to minimize non productive expenditures. We are spending the bulk of the capital raised directly or indirectly on enhancing the value of our offshore oil and gas concession. These expenditures, however, do not improve cash flow from operations in the short term. In order to improve our operating cash flow situation for future periods, management has budgeted certain amounts of capital and has started to build up our domestic production. We are continuing this process and making progress as evidenced by increased reserves and  production revenues during this quarter.

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

In November 2005 we executed an investment agreement and received a commitment from Dutchess Private Equities Fund II, LP (Dutchess) to fund up to $20,000,000 in equity at 95% of the market price. We have approximately 6 million shares remaining that we can issue to raise capital from this equity line. The equity line expires in February 2009.  The amount ultimately raised by this financing will be determined strictly by the stock price at each point in time the equity line is used and the discretion of management on whether to use this at all.  Our new note payable with YA Global restricts our use of the Dutchess financing.  While the loan remains outstanding and not in default, and the closing bid price of our common stock exceeds $4.00 per shares, we will have limited use of the Dutchess financing  for aggregate gross proceeds of up to $500,000 per 60 day period.

Depending on the price of our stock, we could obtain additional capital also upon the exercise of other previously issued outstanding warrants and options for common stock.

Management is confident in its ability to raise additional capital under more conventional financing structures, but we also believe that ultimately we will be able to secure oil and gas working interest partners to fund and carry significant portions of the capital investment burden. We have implemented a farm-out program offshore West Africa. This program is expected to provide material license fees to the company. Also, with or without partners, we feel that we can successfully finance our required work programs through an equity financing plan, through third  party royalty or working interest partners, or a combination of both.

In February 2008, the SEC declared our S-3 shelf registration statement effective.  The S-3 positions Hyperdynamics to raise up to $50,000,000. On May 12, 2008, we announced that we signed a registered direct offering to raise $4MM and drew down on the shelf registration.  We may continue to draw on this shelf registration to fund our business goals towards growing domestic operations and building a world class portfolio of drillable prospects with the potential to hold world class reserves.

In summary, our financing options include: 1) utilizing our S-3 to obtain equity financing, 2) increased revenues and cash flows from our producing properties, and 3) attracting JV partners who want to participate in the Guinea concession.  Altogether we believe our options to obtain the necessary liquidity to move forward have grown and we believe we can continue to enhance these options.

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

Item 4.  Controls and procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of the end of the period covered by this quarterly report. In the course of this evaluation, our management considered the material weaknesses in our internal control over financial reporting discussed below. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of this material weakness, our disclosure controls and procedures as of March 31, 2008 were not effective in ensuring that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. To address the material weakness, we have taken additional steps in an effort to ensure our consolidated financial statements included in this quarterly report have been prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

In connection with the preparation of our Annual Report on Form 10-K, as amended, for the year ended June 30, 2007 ("Annual Report"), management assessed the effectiveness of our disclosure controls and procedures and internal control over financial reporting as of June 30, 2007 as more fully described in Item 9A of our Annual Report. Based on that assessment, management identified material weaknesses in our internal controls.  Because of these material weaknesses, management concluded that we did not maintain effective internal control over financial reporting as of June 30, 2007.

To address the issues associated with the material weaknesses, we have made changes in our internal controls over financial reporting in fiscal 2009 through the date of this report, and we continue to spend a significant amount of time and effort to improve our control environment. We have been implementing and will continue to implement changes that are both organizational and process-focused to improve the control environment. The changes made through the date of this quarterly report include, among others:

*   hiring a full-time certified public accountant, who joined the company in October 2007, to assist with the preparation of required SEC disclosures and with our internal financial reporting requirements; this new employee will also assist in the interpretation and application of new accounting standards and the effect of such standards on our financial reporting; our management will continue to evaluate our accounting function with respect to the number of personnel needed and determine whether our requirements are best satisfied through the hiring of internal personnel on a full-time or part-time basis, outsourcing or a combination thereof;

*   implementing new purchasing and spending controls in our Guinea operations;

*   implementing new accounting policies and requiring employee acknowledgement of same; and

*   implementing procedures to ensure proper approvals for expenditures.

Although these organizational and process changes have improved our internal controls environment and increased the likelihood of our identifying non-routine and non-systematic transactions, many of the initiatives were either recently initiated or are being further refined, enhanced and tested as of March 31, 2008.  As a result, they were not considered effective in remediating the material weakness as of that date. We will continue our efforts to improve our control environment and to focus on:

*   improving our organizational structure to help achieve the proper number and quality of our accounting and finance personnel;

*   refining our period-end financial reporting processes to improve the quality and timeliness of our financial information; and

*   improving our processes and systems requiring periodic self-assessments, independent tests, and reporting of our personnel's adherence to our accounting policies and procedures.

*   hiring additional staff to assist in the recording of transactions and reconciliation of account activity.

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

US Oil

In the US Oil v. SCS and HDY case, we are preparing discovery to be sent to Plaintiff. Initial efforts by Plaintiff to resolve this case without further litigation is in the very early stages. It is unknown at this time the chance of success of these resolution efforts.  We remain in the discovery stage.  Management considers the probability of loss from this case remote.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In May 2008, we issued 35,000 shares of common stock valued at $56,000 to a consultant for services rendered. This transaction was made in reliance upon exemptions from registration under Section 4(2) of the Securities Act. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Securities Act and setting forth the restrictions on the transferability and the sale of the securities. No underwriter participated in, nor did we pay any commissions or fees to any underwriter, in this transaction. These transactions did not involve a public offering. The investor had knowledge and experience in financial and business matters that allowed them to evaluate the merits and risk of receipt of these securities. The investor was knowledgeable about our operations and financial condition.

In May 2008, one owner of Hyperdynamics Corporation Series B preferred stock converted a total of 13.5 shares of Series B preferred stock and dividends accrued on the stock to 100,320 shares of common stock.  This transaction was made in reliance upon exemptions from registration under Section 4(2) of the Securities Act. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Securities Act and setting forth the restrictions on the transferability and the sale of the securities. No underwriter participated in, nor did we pay any commissions or fees to any underwriter, in this transaction. This transaction did not involve a public offering. The investor had knowledge and experience in financial and business matters that allowed him to evaluate the merits and risk of receipt of these securities. The investor was knowledgeable about our operations and financial condition.

In May 2008, we issued 35,000 shares of common stock valued at $65,000 to a consultant for services rendered. This transaction was made in reliance upon exemptions from registration under Section 4(2) of the Securities Act. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Securities Act and setting forth the restrictions on the transferability and the sale of the securities. No underwriter participated in, nor did we pay any commissions or fees to any underwriter, in this transaction. These transactions did not involve a public offering. The investor had knowledge and experience in financial and business matters that allowed them to evaluate the merits and risk of receipt of these securities. The investor was knowledgeable about our operations and financial condition.

ITEM 4 Submission of Matters to a Vote of Security Holders

On February 20, 2008, the company held its annual shareholder meeting (1) to elect six (6) directors; (2) to approve the amendment to extend the termination date of the Stock and Stock Option Plan; (3) to approve the amendment to increase the number of shares issuable under the Stock and Stock Option Plan; and (4) to approve the new 2008 Restricted Stock Award Plan. The directors who were elected are Kent Watts, Harry James Briers, Harold A. Poling, Albert F Young, L. Gene Stohler, and Charles Andrews.

The results of the voting by Item are as follows:

ITEM 1:

With respect to election of Directors of the Company:

Director Name	Number of Affirmative Votes	Number of Votes Withheld

Kent Watts	53,105,227	2,622,648

Harry James Briers	53,126,995	2,600,880

Harold A. Poling	52,944,958	2,782,917

Albert F. Young	52,896,008	2,831,867

L. Gene Stohler	52,842,463	2,885,412

Charles Andrews	53,403,509	2,324,366

ITEM 2:

With respect to the proposal to approve the amendment to extend the termination date of the Stock and Stock Option Plan

Number of Affirmative Votes	Number of Negative Votes	Abstentions

24,616,209	2,580,127	325,620

Broker Non-votes

28,205,919

ITEM 3:

With respect to the proposal to approve the amendment to increase the number of shares issuable under the Stock and Stock Option Plan

Number of Affirmative Votes	Number of Negative Votes	Abstentions

24,239,904	2,945,632	336,420

Broker Non-votes

28,205,919

ITEM 4:

With respect to the proposal to approve the new 2008 Restricted Stock Award Plan

Number of Affirmative Votes	Number of Negative Votes	Abstentions

24,236,958	2,685,078	599,920

Broker Non-votes

28,205,919

Item 6 Exhibits

Exhibit 23.1 – Consent of Ryder Scott Company, L.P.

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

Dated: May 19, 2008

By: /s/ Steven M. Plumb
Steven M. Plumb,
Chief Financial Officer
Principal Accounting Officer

Dated: May 19, 2008