Form 10-K
period 2008-06-30
HYPERDYNAMICS CORP
filed 2008-09-30
CIK 937136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2008
or
☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(713) 353-9400
(Issuer’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value	American Stock Exchange

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act
☐Yes	☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act
☐Yes	☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13  or  15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period  that the registrant was required to file such reports), and (2) has been subject  to  such  filing  requirements  for  the  past  90 days.
☒Yes	☐ No

Indicate by check mark  if  disclosure of delinquent filers pursuant to Item 405 of Regulation  S-K  is  not  contained  in  herein, and  will not be contained, to the best of the registrant’s knowledge , in  definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or  any  amendment  to  this  Form  10-K.  [____]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated  filer, or a smaller reporting company.
Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act)
☐ Yes	☒ No
As of December 31, 2007, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $81,531,392 based on the closing sale price as reported on the American Stock Exchange.  We had 62,276,091 shares of common stock outstanding on September 30, 2008.

AVAILABLE INFORMATION

We are currently subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We file periodic reports, proxy materials and other information with the Securities and Exchange Commission (the “Commission”). In addition, we will furnish stockholders with annual reports containing audited financial statements certified by our independent registered public accounting firm and interim reports containing unaudited financial information as may be necessary or desirable. We will provide without charge to each person who receives a copy of this report, upon written or oral request, a copy of any information that is incorporated by reference in this report (not including exhibits to the information that is incorporated by reference unless the exhibits are themselves specifically incorporated by reference). Such request should be directed to: Sarah Berel-Harrop, Hyperdynamics Corporation, One Sugar Creek Center Blvd., #125, Sugar Land, Texas 77478, voice: (713) 353-9400, fax: (713) 353-9421. Our Web site is www.hyperdynamics.com.

We provide free of charge on our Web site our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable.

Members of the public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE., and Washington, DC 20549. Members of the public may obtain information on the operation of the Public Reference Room by calling the SEC at 1–800–SEC–0330.  The Web site of the Commission is www.sec.gov.  That website contains reports, proxy and information statements and other information regarding issuers, like Hyperdynamics, that file electronically with the Commission. Visitors to the Commission's Web site may access such information by searching the EDGAR database.

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

Part I

Item 1.  Business

Hyperdynamics Corporation, a Delaware corporation formed in 1996, is an emerging independent oil and gas exploration and production company.  We own exclusive rights for exploration and exploitation of oil and gas in an approximately 31,000 square mile concession off the coast of the Republic of Guinea (“Guinea”) in West Africa.    We believe this is the largest offshore acreage position of any company involved in exploration and production in West Africa.

In addition to our Guinea concession, we hold working interests in several oil and gas properties in Northeast Louisiana.  At June 30, 2008, we had 150,435 barrels of oil equivalent (BOE) of proved reserves related to these Louisiana properties.   We plan to continue acquiring and developing proved reserves on a global basis.

We operate two business segments, domestic and international, under the structure of five separate corporations as follows:

HDY	“Hyperdynamics Corporation” is the parent company listed on the American Stock Exchange under the stock symbol “HDY”.

HYDR
“HYD Resources Corporation” is a subsidiary that handles all of our oil and gas operations in Louisiana. HYDR owns a work-over rig and oil field maintenance equipment. HDY owns 100% of HYDR.  HYDR is also the name of our business segment that explores for and produces oil domestically in Louisiana.

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

SCSG
“SCS Corporation Guinee SARL” is a Guinea limited liability company located in Conakry, Guinea. We own 100% of SCSG, which was formed to manage the business associated with SCS's farmed out 2002 Oil and Gas Production and Sharing Contract and the 2006 PSC discussed below with the government of Guinea.  SCSG is owned 100% by SCS and is part of our SCS business segment operating in Guinea.

Financial information pertaining to our operating segments is provided in Note 12 to our Consolidated Financial Statements.

INTERNATIONAL OPERATIONS

Hyperdynamics is conducting exploration work pertaining to the offshore area of Guinea. We have been conducting exploration work related to offshore Guinea since 2002. On September 22, 2006, the government of Guinea and our wholly owned subsidiary, SCS Corporation signed a 2006 Production Sharing Contract (“2006 PSC”).  The contract was filed as an exhibit attached to the company's Form 8-K filed on September 28, 2006.  We are conducting our current work under the 2006 PSC.

The 2006 PSC gives us exclusive rights to explore and develop approximately 31,000 square miles off the coast of Guinea. Certain provisions of the contract would require us to surrender 64% (approximately 20,000 square miles) of the contract area upon the passage of a “Project of Law” in the National Assembly of Guinea, a Presidential Decree, and a Supreme Court ruling (“Project of Law process”).  Hyperdynamics would select the area ultimately surrendered and we would retain a priority non-exclusive right to participate in the development of the surrendered contract area.

The minimum rights that we will maintain if the Project of Law process is completed include:

(a)
Exclusive rights for exploration, development, and production for approximately 11,000 square miles of our choosing from the total contract area consisting of approximately 31,000 square miles. All benefits and obligations surrounding these minimum exclusive rights are determined by the provisions of the 2006 PSC; and

(b)
Non-exclusive right to participate in any other development of the area not retained  by us in (a) above or in the area which exclusive rights are surrendered and which totals approximately 20,000 square miles from the original contract area of approximately 31,000 square miles. The ultimate benefits to us regarding these rights could be controlled by several factors. We could negotiate additional contracts on a priority basis or participate with others on an equal basis, both of which could be controlled by new agreements that we negotiate with the government of Guinea.

Although the 2006 PSC is a legally binding contract under Guinea’s 1986 Petroleum Code, the Project of Law process effectively codifies the 2006 PSC into a new Guinea law in and of itself.  Whether the Project of Law process is completed or not is entirely up to the Guinea government.  We are proceeding with our work under the 2006 PSC in any respect. Unless and until the government of Guinea completes all the steps in the Project of Law process, we retain the exclusive right to explore and exploit 100% of the approximately 31,000 square mile concession.  Our exclusive rights allow us to develop the exclusive contract area at our discretion and expense subject to the terms and conditions of the 2006 PSC.

Terms of the 2006 PSC

As of the filing of this report, we have exclusive rights to explore, develop, and produce approximately 31,000 square miles (approx. 20,000,000 acres) of Guinea's offshore territory. This concession contains shallow, medium depth, and deep water potential. All time frames to achieve our exploration work according to the 2006 PSC begin from the effective date of September 22, 2006.  We are required by the 2006 PSC to meet certain milestones on the following timeline:

•
The first exploration period lasts two years, until September 2008. Two one year extensions are available which would extend the first exploration period to a total of four years.  By the terms of the PSC, when we notify the government that we wish to extend an exploration period, it will be automatically granted.  We submitted our extension notification; accordingly, it has been extended to September 2009.  During the first exploration period we are required to acquire, evaluate, and analyze 2D or 3D seismic with an estimated expenditure of $10 million. Fulfilling the work obligation in all cases exempts us from fulfilling any minimum expenditure obligation.  We believe we have completed the work requirements of the first exploration period.

•
The second exploration period starts after the end of the first exploration period, as extended.  The second exploration period lasts four years. One four year extension is available for a total of eight years. During the second exploration period we are required to acquire additional 2D or 3D seismic, evaluate it, and analyze it with an estimated cost of $6 million.  We are also required to drill two exploration wells with minimum well depths of 2,500 meters from the surface of the water. The estimated cost of the wells is $15 million to $20 million each.  Fulfilling the work obligation in all cases exempts us from fulfilling any minimum expenditure obligation. We have the right to perform the second exploration period work, such as drilling, during the first exploration period.  Such work, even though completed during the first exploration period, will accrue to the requirements in the second exploration period.

•
We can secure as many “Exploitation Areas”, in shapes defined by us, as we discover to be capable of commercial production.  Each Exploitation Area, defined as a contiguous block surrounding a discovery, shall be 500 square kilometers in size. Each Exploitation Area is held for an initial period of twenty-five (25) years.  If we show the area remains productive after the initial period, we will get two additional extensions for ten years each so the total exploitation period becomes effectively forty-five (45) years.  Each well has its own exploitation period that starts when it begins producing.

Under the provisions of the agreement, if we take all of the extensions available to us and complete the work requirements, the first exploration period will expire in September 2010 and the second exploration period expires in September 2018.  We believe we have met the work requirements of the first exploration period, but we have nevertheless requested and received an extension of the first exploration period.  Accordingly, we are in the first exploration period.

When, if and as there is production in Guinea that falls under the terms of the 2006 PSC, we will pay a 10% royalty to Guinea.  Of the remaining 90% of the first production, we receive 75% of the revenue for cost recovery and Guinea will receive 25%.  After cost recovery, revenue will be split as outlined in the table below:

Daily production (b/d)(1)	Guinea Share	HDY Share
From 0 to 2,000	25%	75%
From 2,001 to 5,000	30%	70%
From 5,001 to 100,000	40%	60%
Over 100,001	60%	40%

1 After 75% cost recovery

Exploration Strategies and Work to Date

Our business plan incorporates a multi-channel approach to exploring and developing our extensive contract area. We will continue independently to perfect drilling targets and ultimately to implement a drilling program on one or more of our targets.  Simultaneously, we will continue to consider the possibility for exploration partners to work with us on all or parts of our concession.

 From the inception of our involvement in Guinea beginning in 2002, we, in conjunction with certain key vendors, have accomplished critical exploration work including:

(1)	A 1,000 kilometer 2-D seismic data shoot, the processing of the seismic data acquired, and the evaluation of that data and data that had been acquired in the past.
(2)	A 4,000 kilometer 2D seismic data shoot, the processing of the seismic data acquired, and the evaluation of that data and data that had been acquired in the past.
(3)	Acquisition and geochemical analysis of core samples from the concession area and a satellite seeps study.
(4)	Third party interpretation and analysis of our seismic data, performed by Petroleum GeoServices (PGS)
(5)	Reconnaissance within Guinea to evaluate drilling infrastructure, support services, and the operating environment.
(6)	A 2,800 kilometer 2-D seismic data shoot, the processing of the seismic data acquired, and the evaluation of that data and data that had been acquired in the past.
(7)	Preparation for a 3D seismic shoot planned to begin in fiscal 2009.

On August 22, 2007, we announced our 2007 work program, which included the new acquisition and study of: aeromagnetic and gravity survey data; additional 2-D seismic survey data; and the acquisition and analysis of onshore oil seeps.  As of September 30, 2008, we have acquired approximately 8,000 kilometers of proprietary 2-D seismic data from previous exploration programs that occurred in 2002, 2003, and 2008.   We believe our studies comprise the largest knowledge base in existence concerning the Guinean offshore.  Our 2007 forward exploration program, including the 2008 2-D seismic data shoot, fulfilled the first period work requirements under the 2006 PSC. This work period required us to acquire, process, and interpret new seismic in a scientific process to result in exploration well targets we are ready to drill.

Political Climate and Social Responsibility in Guinea

Our wholly-owned subsidiary SCSG was established in 2005. SCSG’s results are included in the SCS operating segment.  SCSG maintains a visible in-country presence and conducts public relations programs to educate the Guinea people and its government about the importance of their petroleum resources and our role in helping Guinea realize the benefits from exploiting these resources. As part of the public relations program, SCSG makes donations to projects which improve conditions in villages, to non-governmental organizations, to schools, and to religious organizations in order to cultivate positive public sentiment towards Hyperdynamics in Guinea.  Guinea is an emerging democracy and it has unique social, political, and economic challenges.  Public opinion strongly influences the political decision-making process.    Therefore, our public relations and social programs support a strategy to maintain a positive public opinion about us in Guinea.

There are risks associated with operating in Guinea.  See Item 1A – Risk Factors – Geopolitical Instability Item 1A – Risk Factors – Geopolitical Politics, Item 1A – Risk Factors – We Operate in Guinea.

DOMESTIC OPERATIONS

In April 2004, we acquired HYD Resources Corporation.  HYD Resources Corporation engages in oil and gas exploration and production within the United States. Thus far, all of our domestic activity is in Louisiana.   In January 2005, Hyperdynamics acquired an inactive company from the former owners of HYD Resources Corporation named Trendsetter Production Company. TPC is an authorized operator in the state of Louisiana. We evaluate the performance of these two companies (HYD Resources Corporation and Trendsetter Production Company) as a single business unit through our business segment named HYDR.  HYDR operates oil and gas wells and holds non-operating working interests in oil and gas wells. Over 90% of HYDR’s revenues derive from oil production.

During July 2007, we purchased an 85% working interest in over 1,100 gross acres under lease, various oil wells, and oil and gas equipment in Louisiana, USA (“RABB properties”). In connection with the acquisition, we paid $1,867,000 in cash and common stock in Hyperdynamics and assumed an asset retirement obligation of $407,000.  Under the purchase agreement, the seller remained the operator of the properties and retained a 15% working interest therein; however, we were required to pay 100% of all working interest costs, including work-over and new development and exploration costs, up to $4,000,000 (“Promised Funds”) over the eighteen months ending December 31, 2008. After the investment of the Promised Funds, working interest costs, except the cost of new drilling, will be shared pro rata according to the working interest percentage. We will continue to pay 100% of the costs of any new drilling performed on these properties. After any new drill is completed, the working interest cost will be shared pro rate according to the working interest percentage.

The Promised Funds obligation was completed in July 2008, after we assigned a 15% working interest in wells we owned to our operator in exchange for a credit of $1,600,000 against the investment obligation. Effective July 1, 2008, HYDR retains working interest in oil and gas properties but no longer operates oil and gas wells itself.

Going forward, HYDR plans to continue to improve production on its existing leaseholds and to drill new development wells to exploit the production potential.  In addition, we continue to evaluate new leases for their potential to add to our proven reserves.  See Item 1A – Risk Factors – Investment in the Oil and Gas Industry is Risky.

DESCRIPTION OF OIL AND GAS PROPERTIES

Location of properties

Guinea

The Contract Area for our Guinea concession is represented on the attached map and consists of an area deemed equal to approximately 31,000 square miles (80,000 square kilometers).

The points indicated on this map are defined hereinafter with WGS 84 (World Geodetic System 1984) datum.

Point	Latitude	Longitude
A	10:49:55:N	15:10:33:W
B	10:39:49:N	15:20:32:W
C	10.39:49:N	15.34:16:W
D	09.23:27:N	17:35:00:W
E	08.30:00:N	17.30:00:W
F	08.10:00:N	16:30:00:W
G	08.35:00:N	15:30:00:W
H	08.10:30:N	14:21:12:W
I	09:00:50:N	13:23:54:W

The coastal boundary is the direct line between Point A and Point I.

An alternative map is below:

Louisiana

As of June 30, 2008, HYDR has a working interest in approximately 1,699 gross acres of land in Louisiana, USA under lease for oil and gas development.

Reserves Reported To Other Agencies.

We did not report any estimates of total, proved net oil or gas reserves to any other federal authority or agency.

Production.

The following table shows our annual sales volume, average sales prices per barrel of oil, and average production costs per barrel of oil.  Production costs are costs incurred to operate and maintain our wells and related equipment.  Production costs include cost of labor, well service and repair, location maintenance, power and fuel, property taxes, and severance taxes.  Certain amounts from prior years have been reclassified to conform to the current presentation.

	2008	2007	2006
United States
Barrels of oil sold
Gross	43,457	20,740	13,869
Net	28,197	14,726	9,439
Sales price per barrel	$101.72	$61.66	$65.16

Production cost per barrel	$92.35	$44.75	$76.49

Republic of Guinea

Barrels of oil sold
Gross	-	-	-
Net	-	-	-
Sales price per barrel	N/A	N/A	N/A
Production cost per barrel	N/A	N/A	N/A

Reserves.

As of June 30, 2008, we had 150,435 barrels of proved reserves, broken down as follows:

Proved developed producing	116,993
Proved developed non-producing	9,219
Proved undeveloped	24,223

Our reserves were estimated by an independent third party, Ryder Scott Company, LP.  Proved oil reserves are the estimated quantities of crude oil which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e., prices and costs as of the date the estimate is made.

Productive Crude Oil Wells.

The number of productive crude oil wells in which we held an interest as of June 30, 2008 was as follows:

	Gross(1)	Net(2)

United States
Onshore	17	15

Foreign
Guinea
Offshore	0	0
Total	17	15

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

Acreage.

The developed and undeveloped acreage (including both leases and concessions) that we held as of June 30, 2008 are as follows:

	Developed Acreage (1)(2)		Undeveloped Acreage (2)(3)
	Gross Acres	Net Acres	Gross Acres	Net Acres
United States
Onshore
Louisiana	1,460	1,276	239	215

Foreign
Offshore
Guinea	0	0	20,251,000	20,251,000
Total	1,460	1,276	20,251,239	20,251,215

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

Net Exploratory and Development Wells.

The following table sets forth, for each of the years ended June 30, 2008, 2007, and 2006, the number of net exploratory and development wells we drilled. An exploratory well is a well drilled to find and produce crude oil or natural gas in an unproved area, to find a new reservoir in a field previously found to be productive of crude oil or natural gas in another reservoir, or to extend a known reservoir. A development well, for purposes of the following table is a well drilled within the proved area of a crude oil or natural gas reservoir to the depth of a stratigraphic horizon known to be productive. The number of wells drilled refers to the number of wells completed at any time during the relevant fiscal year, regardless of when drilling was initiated. Completion refers to the installation of permanent equipment for the production of crude oil or natural gas, or in the case of a dry hole, to the reporting of abandonment to the appropriate agency.

	Net Exploratory Wells				Net Development Wells
	Productive (1)		Dry (2)		Productive (1)		Dry (2)
	US	Int'l	US	Int'l	US	Int'l	US	Int'l
June 30, 2008	0	0	2	0	1	0	0	0
June 30, 2007	0	0	0	0	0	0	0	0
June 30, 2006	0	0	1	0	1	0	0	0

(1)	A productive well is an exploratory or development well that is not a dry hole.

(2)	A dry hole is an exploratory or development well determined to be incapable of producing either crude oil or natural gas in sufficient quantities to justify completion as an oil or gas well.

Present Activities

As of September 30, 2008, there was no drilling in progress.

Delivery Commitments

We have no delivery commitments in the USA or Guinea.

 Employees and Independent Contractors

As of September 30, 2008, we have 17 full time employees based in the USA and approximately 40 independent contractors in Guinea. Additionally, we use independent contractors in the USA to minimize fixed overhead. No employees are represented by a union. We believe that our labor relations are good.

Competition.

Many companies and individuals engage in drilling for gas and oil and there is competition for the most desirable prospects. We will encounter intense competition from other companies and other entities in the sale of our oil and gas. We could be competing with numerous gas and oil companies which may have financial resources significantly greater than ours.

Key Customers.

During the year ended June 30, 2008, we derived approximately 80% of our revenues, or $2,269,000, from sales to Plains Marketing LLC and approximately 20% of our revenues, or $599,000, from sales to Shell Trading.  The number of oil transporters in northern Louisiana is limited and this results in a concentration risk.  The loss of both customers could have an adverse effect on Hyperdynamics.

Geographical Information

The following table sets out certain geographical information about our operations:

	2008	2007	2006
United States
Revenues	$2,899,000	$1,006,000	$615,000
Long-lived assets related to the USA	3,275,000	379,000	366,000

Republic of Guinea
Revenues	N/A	N/A	N/A
Long-lived assets related to Guinea	$7,617,000	$4,476,000	$4,167,000

Long-lived assets related to Guinea include our investment in the concession offshore Guinea, an intangible asset.  The data we have collected and our geological and geophysical work product are maintained in our offices in the USA.  There are risks associated with operating in Guinea. See Item 1A – Risk Factors – Geopolitical Instability Item 1A – Risk Factors – Geopolitical Politics, Item 1A – Risk Factors – We Operate in Guinea.

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

The quantities of oil and gas that we may produce and deliver may be affected by factors beyond our control, such as the inability of the wells to deliver at the necessary quality and pressure, premature exhaustion of reserves, changes in governmental regulations affecting allowable production and priority allocations, weather, natural events, and price limitations imposed by federal and state regulatory agencies.

Item 1A.  Risk Factors

You should carefully consider the following risk factors before purchasing our common stock. The risks and uncertainties described below are not the only ones we face. There may be additional risks and uncertainties that are not known to us or that we do not consider to be material at this time. If the events described in these risks occur, our business, financial condition and results of operations would likely suffer. This annual report contains forward-looking statements that involve risks and uncertainties. Our actual results may differ significantly from the results discussed in the forward-looking statements. This section discusses the risk factors that might cause those differences.

RISKS RELATED TO THE OIL AND GAS INDUSTRY

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

   - the level of consumer product demand;

   - weather conditions;

   - political conditions in oil producing regions throughout the world;

   - the ability of the members of the Organization of Petroleum Exporting Countries to agree to and maintain oil price and production controls;

   - the price of foreign imports;

   - actions of governmental authorities;

   - domestic and foreign governmental regulations;

   - the price, availability and acceptance of alternative fuels;

   - overall economic conditions;

  - value of the U.S. dollar.

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

THERE ARE DRILLING AND OPERATIONAL HAZARDS ASSOCIATED WITH THE OIL AND GAS INDUSTRY.

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

THE OIL AND GAS INDUSTRY IS SUBJECT TO HAZARDS RELATED TO POLLUTION AND ENVIRONMENTAL ISSUES.

Hazards in the drilling and/or the operation of gas and oil properties, such as accidental leakage or spillage, are sometimes encountered. Such hazards may cause substantial liabilities to third parties or governmental entities, the payment of which could adversely affect our liquidity or result in the loss of our leases. Although it is anticipated that insurance will be obtained by third party operators for our benefit, we may be subject to liability for pollution and other damages due to environmental events which cannot be insured against due to prohibitive premium costs, or for other reasons. Environmental regulatory matters also could increase substantially the cost of doing business, may cause delays in producing oil and gas or require the modification of operations in certain areas.

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

RISKS RELATED TO OUR BUSINESS

GEOPOLITICAL INSTABILITY.

We conduct business in Guinea, which is in a region of the world where there have been recent civil wars, revolutionary wars, and internecine conflicts. External or internal political forces could potentially create a political or military climate that might cause a change in political leadership or the outbreak of hostilities. Such a change could result in our having to cease our Guinea operations and result in the loss or delay of our rights under the 2006 Production Sharing Contract.

GEOPOLITICAL POLITICS.

We entered into a 2006 Production Sharing Contract with the Republic of Guinea (“2006 PSA”).  The government of the Republic of Guinea could unlawfully terminate this contract.

WE OPERATE IN GUINEA, A COUNTRY WHERE CORRUPT BEHAVIOR EXISTS THAT COULD IMPAIR OUR ABILITY TO DO BUSINESS IN THE FUTURE OR RESULT IN SIGNIFICANT FINES OR PENALTIES.

We operate in Guinea, a country where governmental corruption has been known to exist. While we are committed to conducting business in a legal and ethical manner, there is a risk of violating either the U.S. Foreign Corrupt Practices Act (“FCPA”) or laws or legislation promulgated pursuant to the 1997 OECD Convention on Combating Bribery of Foreign Public Officials in International Business Transactions or other applicable anti-corruption regulations that generally prohibit the making of improper payments to foreign officials for the purpose of obtaining or keeping business. Some of the identified internal control deficiencies contributing to our material weakness in financial reporting relate to our operations in Guinea. This material weakness makes it more likely that a violation could have occurred. Violation of these laws could result in monetary penalties against us or our subsidiaries and could damage our reputation and, therefore, our ability to do business.  In addition, the future success of our Guinea operations may be adversely affected by risks associated with international activities, including economic and labor conditions, political instability, risk of war, expropriation, renegotiation or modification of existing contracts, tax laws and changes in exchange rates.  For information concerning our internal control procedures, see Item 9A – Controls and Procedures.

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

ESTIMATES OF OIL AND GAS RESERVES ARE UNCERTAIN AND MAY VARY SUBSTANTIALLY FROM ACTUAL PRODUCTION.

We do not have any reserve reports or geology or petroleum engineering reports related to our foreign property. We do have a third-party reserve report from Ryder Scott Company, LP for our Louisiana properties. There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting future rates of production and timing of expenditures, including many factors beyond our control. A reserve report is the estimated quantities of oil and gas based on reports prepared by third party reserve engineers. Reserve reporting is a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact manner. The accuracy of any reserve estimate is a function of the quality of available geological, geophysical, engineering and economic data and the precision of engineering and judgment. As a result, estimates of different engineers often vary. The estimates of reserves, future cash flows and present value are based on various assumptions, including those prescribed by the SEC relating to oil and natural gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds, and are inherently imprecise.

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

RISK OF VOLATILE MARKET PRICE OF OIL AND GAS.

Our functional currency is the U.S. dollar. Our revenue is directly related to the price of oil and gas. Assuming that we sell one barrel of oil, then a one dollar decrease in the price that we get for that barrel of oil will lower our revenue by one dollar, and correspondingly so for a one dollar increase in price. The same is true for changes in the price of natural gas. We intend to sell oil and gas immediately upon lifting to the wellhead. We do not contemplate retaining any oil and gas inventory. We do not hedge any market risk. Although the prices of oil and gas have recently increased substantially, there is no assurance that the price of oil and gas will not fall dramatically in the future.

DOLLAR VERSUS EURO DENOMINATION FOR OIL AND GAS TRANSACTIONS.

 Most international oil and gas transactions are currently denominated in U.S. dollars.  There could be a desire by some oil producing nations to denominate the price of oil transactions in Euros.  The Euro has recently increased in value relative to the dollar.  If we later engage in Euro denominated transactions we could face a foreign currency exchange risk of the Euro decreasing in value relative to the U.S. dollar.

RISKS RELATED TO OUR FINANCIAL OPERATIONS

THERE IS A MATERIAL WEAKNESS IN OUR FINANCIAL CONTROLS AND PROCEDURES.

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

THERE IS A MATERIAL WEAKNESS IN OUR INTERNAL CONTROLS AND PROCEDURES; EXISTING DEFICIENCIES MAY NOT BE ADEQUATELY REMEDIATED.

 A material weakness is a control deficiency, or a combination of control deficiencies, that results in there being more than a remote likelihood that a material misstatement in our financial statements will not be prevented or detected.  We have determined that our internal controls and procedures were not effective in ensuring that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed and reported within the time periods specified in the rules and forms of the SEC.  Some of the deficiencies our management identified in our internal controls over financial reporting relate to our operations in Guinea. These deficiencies increase the likelihood of misstatements in our financial statements or violations of law. Our internal controls and procedures were developed through a process in which our management applied its judgment in assessing the costs and benefits of such internal controls and procedures, which, by their nature, can provide only reasonable assurance regarding the control objectives. The design of any system of internal controls and procedures is based in part upon various assumptions about the likelihood of future events.  The actions taken to date have not been effective in remediation of this material weakness.  We do not know when this material weakness will be corrected.  Any failure to remediate the deficiencies noted in connection with our audits or to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could result in a lower trading price of our stock.

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

WE MAY EXPERIENCE POTENTIAL FLUCTUATIONS IN RESULTS OF OPERATIONS.

Our future revenues may be affected by a variety of factors, many of which are outside our control, including (a) the success of project results; (b) swings in availability of drilling services needed to implement projects and the pricing of such services; (c) a volatile oil and gas pricing market which may make certain projects that we undertake uneconomic; (d) our ability to attract qualified employees and consultants; and (e) the amount and timing of operating costs and capital expenditures relating to conducting our business operations and infrastructure. As a result of our limited operating history and the emerging nature of our business plan, it is difficult to forecast revenues or earnings accurately, which may fluctuate significantly from quarter to quarter.

IF WE CANNOT OBTAIN ADDITIONAL FINANCING, WE MAY HAVE TO CURTAIL OPERATIONS AND MAY ULTIMATELY CEASE TO EXIST.

Our financial statements reflect recurring, ongoing and substantial yearly net losses, and negative cash flows from operations. These conditions require sufficient additional funding or alternative sources of capital to meet our working capital needs. We have raised capital by selling common stock, selling warrants, issuing convertible debentures and using our equity line of credit which will also requires us to issue common stock. However, future financing may not be available in amounts or on terms acceptable to us, if at all. If we cannot raise funds on acceptable terms, or achieve positive cash flow, we may be forced to curtail operations or may ultimately cease to exist.

 WE MAY NOT BE ABLE TO RAISE THE REQUIRED CAPITAL TO CONDUCT OUR OPERATIONS.

We may require additional capital resources in order to conduct our operations. If we cannot obtain additional funding, we may make reductions in the scope and size of our operations. In order to grow and expand our business we will need to raise additional funds.

TIME LIMIT  AND CONTRACTUAL RESTRICTIONS ON EQUITY LINE OF CREDIT.

We have an equity line of credit. We have made seven puts on the equity line of credit since February 2006 in the aggregate amount of $1,370,075. At September 30, 2008, the remaining amount available for us to draw down on the equity line of credit is $18,629,925. The equity line of credit expires in February 2009, after which we will not be able to draw down on the equity line of credit even if it has not been fully utilized by us. As of September 30, 2008, there would be time to make approximately 20 “puts” to the equity line of credit until its expiration which would represent approximately up to $10 million in additional financing to us should we decide to use the equity line of credit.

Whether as a result of any contractual agreement with others or as a result of our discretion, between now and February 2009, we may not have drawn down the approximately $10 million that is functional amount that is available to us from the equity line of credit at this time.  We have such a contractual agreement with an investor restricting the use of our equity line of credit.

RISKS RELATED TO OUR SECURITIES

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

As of September 30, 2008, approximately 10,413,173 shares of our common stock were restricted shares, and we have outstanding warrants and options to purchase approximately 16,250,753 shares of common stock. If these options and warrants are exercised, the underlying shares will ultimately become subject to resale pursuant to Rule 144. We do not know when or if these options will be exercised. In the event that a substantial number of these shares are offered for sale in the market by several holders, the market price of our common stock could be adversely affected.

 OUR MANAGEMENT CONTROLS A SIGNIFICANT PERCENTAGE OF OUR CURRENT OUTSTANDING COMMON STOCK; THEIR INTERESTS MAY CONFLICT WITH THOSE OF OUR SHAREHOLDERS.

Our Directors and Executive Officers and their affiliates collectively and beneficially own or control approximately 23% of our voting power (including stock, warrants, options and Series B Preferred Stock). This concentration of voting control gives our Directors and Executive Officers and their respective affiliates substantial influence over any matters which require a shareholder vote, including, without limitation, the election of Directors, even if their interests may conflict with those of other shareholders. It could also have the effect of delaying or preventing a change in control of or otherwise discouraging a potential acquirer from attempting to obtain control of us. This could have an adverse effect on the market price of our common stock or prevent our shareholders from realizing a premium over the then prevailing market prices for their shares of common stock.

IF WE ISSUE COMMON STOCK PURSUANT TO THE EQUITY LINE OF CREDIT, THEN EXISTING STOCKHOLDERS WILL EXPERIENCE DILUTION.

We may utilize an equity line of credit. The sale of shares pursuant to the equity line of credit will have a dilutive impact on our stockholders. As a result, our net income per share could decrease in future periods, and the market price of our common stock could decline. In addition, the lower our stock price at the time we exercise draw down on the equity line of credit, the more shares we will have to issue. If our stock price decreases, then our existing stockholders would experience greater dilution.

IMPACT OF THE EQUITY LINE OF CREDIT DRAWS ON SHARE PRICE

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

   - general economic conditions;

   - availability of credit;

   - changes in interest rates;

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

   - stock market analyst reports, news and speculation;

   - political turmoil in Guinea;

   - natural disasters such as hurricane, flooding, earthquake, acts of God.

WE DO NOT INTEND TO PAY DIVIDENDS IN THE FORESEEABLE FUTURE; THEREFORE, YOU MAY NEVER SEE A RETURN ON YOUR INVESTMENT.

We do not anticipate the payment of cash dividends on our common stock in the foreseeable future. We anticipate that any profits from our operations will be devoted to our future operations. Any decision to pay dividends will depend upon our profitability at the time, cash available and other factors, and in the sole discretion of our Board of Directors.

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

 Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of the registrant pursuant to the foregoing provisions, or otherwise, the registrant has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the registrant of expenses incurred or paid by a director, officer or controlling person of the registrant in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.

Item 1B.  Unresolved Staff Comments

None.

Item 2. Properties

Information on Oil and Gas Properties is included in Item 1, Business, in this 10-K.

Description of Physical Facilities

Operations Center in Louisiana.

We own 7/10 acre of highway frontage land containing a metal building of approximately 7,000 square feet that we use for our oil and gas operations in Jena, Louisiana. We purchased this property in December 2005 for $50,000. The building and land is included in Property, Plant, and Equipment in our Consolidated Balance Sheets.  The property is used in the HYDR (domestic) business segment.  During June and July 2008, we reduced staff in this location and turned over the production and drilling operations to another operator.  We are currently evaluating the future use of this property.

 Administrative Office Property.

Our executive and administrative offices are located at One Sugar Creek Center Blvd., Suite 125, Sugar Land, Texas 77478 where we lease 6,752 square feet of space. The lease term was amended to 87 months commencing on August 1, 2006. We had a 3 month free rent period at the commencement of the lease.  The monthly rent is $12,000 per month.

Item 3. Legal Proceedings

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

At the end of April 2005, we entered into an agreement with Dixon Financial to settle and resolve this litigation.  The agreement provided, among other things, that we would work together with Dixon to appeal the summary judgments.  We agreed to bear the costs of the appeal of those summary judgments.  The agreement further provided that we agree to a judgment in the amount of $2,015,264 for the failure to deliver the shares into the name of Dixon Financial.  Dixon Financial agreed to postpone enforcement of the judgment until the appeal process is concluded or the Erin Oil parties are determined not to be liable for any other reason.  Furthermore, by our agreement with Dixon Financial we will pay only $240,000, payable at $10,000 per month for 24 months, if the appeal of the summary judgments is unsuccessful.  If the appeal is successful, we will seek to recover our damages and costs from the Erin Oil parties and their legal counsel.  Any recovery from the Erin Oil parties or their legal counsel is expected to be from insurance coverage.

In June 2006, the Court issued an order severing some of the Erin Oil parties from the main case so that the summary judgments entered in favor of those parties could be appealed [the Greenberg appeal].  The Greenberg appeal was unsuccessful.  The remainder of the case against Knollenberg and Erin Oil, as the remaining Erin Oil parties, was tried to a jury in January 2007.  The jury found in favor of Hyperdynamics and Dixon and awarded damages against Knollenberg.  However, at the request of the Erin Oil parties and their counsel, the trial court set aside the jury award and entered a “take nothing” judgment on all issues.  That judgment is now on appeal awaiting oral argument and ruling in the Court of Appeals.  However, we expect the same result as the Greenberg appeal.

As of June 30, 2008, we have not recorded an accrual associated with future legal fees from this lawsuit because it is our policy to expense legal costs as they are incurred.  Because of recent developments in the case, we consider a loss from this lawsuit to be probable, and we have accrued $240,000 the amount of the agreed settlement, associated with this legal contingency as of June 30, 2008.

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

USOil Corporation.

US Oil vs. SCS Corporation and Hyperdynamics Corporation; Cause No. 2007-55700; in the 133rd Judicial District Court of Harris County, Texas.

In August 2007, USOil Corporation re-filed a previously dismissed lawsuit in Ft. Bend County, claiming it was the actions or omissions of SCS that caused the 2002 PSA to be cancelled by the Government. We have successfully transferred the case back to Harris County.  Discovery is expected to also start which will show USOil’s allegations to be blatantly false and unfounded. In addition to denying all claims in the Answer on file, SCS has also filed a counterclaim seeking damages for frivolous litigation and tortuous interference of a contract.   The Court has extended the trial docket for this case in light of its international nature. We are not currently set for trial and do not expect a trial setting in the near future.

In the US Oil v. SCS and HDY case, we are preparing discovery to be sent to Plaintiff. Initial efforts by Plaintiff to resolve this case without further litigation is in the very early stages. It is unknown at this time the chance of success of these resolution efforts.  We remain in the discovery stage.  Management considers the probability of loss from this case remote.

Raymond Thomas et al v. Ashley Investment et al.

Trendsetter Production Company was named in a lawsuit, Raymond Thomas et al v. Ashley Investment et al., No. 38,839 “C”, 5th Judicial District Court, Parish of Richland, State of Louisiana. The case is an environmental cleanup case involving wells operated by Trendsetter prior to our acquisition of the company. All operators in two fields, about fifty separate defendants, are named in the suit. The case is in the early discovery stage and our attorneys are developing strategies to defend the suit. We believe a loss from this case is possible; however, the loss or range of loss cannot be reasonably estimated.

Item 4. Submission of Matters to a Vote of Securities Holders

None.

Part II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock.

Our common stock is traded on the American Stock Exchange under the trading symbol “HDY”. The following table sets forth the quarterly high and low bid prices per share for the common stock, as reported by the AMEX. The bid prices reflect inter-dealer quotations, do not include retail markup, markdown, or commission and do not necessarily reflect actual transactions.

	High Bid	Low Bid
Fiscal 2008
Fourth Quarter	$2.73	$1.10
Third Quarter	1.73	1.13
Second Quarter	2.84	1.54
First Quarter	3.13	2.37

Fiscal 2007
Fourth Quarter	$3.80	$1.48
Third Quarter	2.24	1.70
Second Quarter	2.96	2.26
First Quarter	2.85	1.81

Fiscal 2006
Fourth Quarter	$3.42	$2.05
Third Quarter	3.65	1.72
Second Quarter	2.37	1.09
First Quarter	2.57	0.87

On September 29, 2008, the last price for our common stock as reported by the AMEX was $1.18 per share. On September 30, 2008, there were approximately 228 stockholders of record of the common stock.

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

Equity Compensation Plan Information

The following table gives aggregate information under all equity compensation plans of Hyperdynamics as of June 30, 2008.

Equity Compensation Plan Information
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A))
	A	B	C
Equity compensation plans approved by security holders	3,810,839	3.60	7,140,155
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	3,810,839	3.60	7,140,155

The Stock and Stock Option Plan (the “1997 Plan”) of Hyperdynamics was adopted May 7, 1997 and amended on December 3, 2001, on January 21, 2005, and on February 20, 2008.  The total number of shares issuable under the Plan, as amended, is 14,000,000 and the current expiration date of the 1997 Plan is May 7, 2010.  Under the 1997 Plan, the Compensation Committee of the Board of Directors, which is comprised of independent directors, may grant common stock, warrants, or options to employees, directors, or consultants.  Under the Plan, options will vest over a five year or other negotiated period and will have a strike price set at the time of grant based on the then current market value of the stock.

Shareholders approved the adoption of the 2008 Restricted Stock Award Plan (the “2008 Plan”) at Hyperdynamics’ Annual Meeting on February 20, 2008.  The total number of shares issuable under the 2008 Plan is 3,000,000.   The Plan expires on February 20, 2018.  Under the 2008 Plan, the Compensation Committee of the Board of Directors, which is comprised of independent directors, may grant common stock, warrants, or options to employees, directors, vendors, or consultants.

The following table provides a reconciliation of the securities available for issuance as of June 30, 2008 under the Plans.

	1997 Plan	2008 Plan	All Plans
Shares available for issuance, June 30, 2007	4,453,311	-	4,453,311
Increase in shares issuable	4,000,000	3,000,000	7,000,000
Shares issued	(428,664)	(73,653)	(502,317)
Options outstanding	(3,810,839)	-	(3,810,839)
Shares available for issuance, June 30, 2008	4,213,808	2,926,347	7,140,155

The purpose of the Plans are to further our interest, and the interest of our subsidiaries and our stockholders by providing incentives in the form of stock or stock options to key employees, consultants, directors, and vendors who contribute materially to our success and profitability. We believe that our future success will depend in part on our continued ability to attract and retain highly qualified personnel as employees, independent consultants, and attorneys. The issuance of stock and grants of options and warrants will recognize and reward outstanding individual performances and contributions and will give such persons a proprietary interest in us, thus enhancing their personal interest in our continued success and progress. We pay wages, salaries, and consulting rates that we believe are competitive. We use the Plans to augment our compensation packages.

PERFORMANCE GRAPH

The following graph compares the five year cumulative total return of our Common Stock to the cumulative total return on the Amex Oil Index and the Russell 2000 Stock Index.  Our Common Stock commenced trading on the American Stock Exchange on May 5, 2005.  Our Common Stock was previously traded on the OTCBB.  The graph assumes that a $100 investment (Index =100) was made in our Common Stock, the Amex Oil Index and the Russell 2000 Stock Index on June 30, 2003 and that all dividends were reinvested.  The stock performance for our Common Stock is historical and should not be construed as being indicative of future performance.

Item 6 Selected Financial Data

The selected historical consolidated financial data set forth below for each of the years in the five-year period ended June 30, 2008 has been derived from our audited consolidated financial statements. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto included elsewhere in this report.

	Years Ended June 30,
	2008	2007	2006	2005	2004
	(in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Revenues	$2,899	$1,006	$615	$173	$38
Loss from operations	(9,045)	(20,339)	(5,319)	(4,917)	(3,117)
Net loss	(9,505)	(23,199)	(7,144)	(5,216)	(3,491)
Basic and diluted loss per common share	$(0.17)	$(0.49)	$(0.17)	$(0.13)	$(0.12)
Weighted average shares outstanding	56,330,846	47,723,298	43,318,773	41,646,844	31,938,926

Balance Sheet Data:
Working capital (deficit)	$(2,200)	$3,630	$142	$(1,413)	$(1,625)
Total Assets	$12,950	$11,480	$8,303	$5,209	$7,283
Long-term liabilities	2,019	133	79	135	726
Stockholders' equity	6,673	8,726	4,608	3,146	4,660

Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION

Hyperdynamics is including the following cautionary statement to make applicable and take advantage of the safe harbor provision of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of, Hyperdynamics. This annual report on Form 10-K contains forward-looking statements. Forward-looking statements include statements concerning plans, objectives, goals, strategies, expectations, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Certain statements contained herein are forward-looking statements and, accordingly, involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. Our expectations, beliefs and projections are expressed in good faith and are believed by us to have a reasonable basis, including without limitations, management's examination of historical operating trends, data contained in our records and other data available from third parties, but there can be no assurance that management's expectations, beliefs or projections will result or be achieved or accomplished. In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in the view of Hyperdynamics, could cause actual results to differ materially from those discussed in the forward-looking statements: our ability to respond to changes in the oil exploration and production environment, competition, the availability of financing, and, if available, on terms and conditions acceptable to us, and the availability of personnel in the future to support our activities.

Overview

Our corporate mission is to provide energy for the future by exploring for, developing new, and re-establishing pre-existing sources of energy worldwide.  Through our domestic and international business segments, we produce oil in Louisiana, USA and we explore for oil in Guinea, West Africa.

Domestic Operations

Our operations in Louisiana produce oil and provide revenues and cash flows.  The business model is that the domestic production will provide sufficient cash flow to support our corporate overhead, so that capital raised can be devoted to work on our concession in Guinea.  We have not yet experienced sufficient cash flow to accomplish the goal of covering overhead with net cash flows from oil production.   However, we did double oil production and triple our revenue in the past fiscal year ended June 30, 2008.  The increase in production is attributable to our Rabb acquisition of working interest in over 1,100 gross acres on July 1, 2007.  We acquired the working interest with the knowledge that the wells we acquired would require significant workover and repair to re-establish and optimize production.  We made the investment required and have seen the results. In the quarter ended June 30, 2008, we averaged gross production of 5,000 barrels per month.  Our production cost per barrel decreased over the quarter ended June 30, 2008 due to the completion of the workover work.

We expect the quarter ended September 30, 2008 to have lower production than the quarter ended June 30, 2008 due to the hurricane season. However, once production that was disrupted by the storms returns to normal, we believe that we have established a reserve base that is large enough that economies of scale will reduce our cost per barrel and that the strong price of oil will support our revenues.   In order to maintain or increase our reserve base, we are continually evaluating new leases and opportunities for drilling.

International Operations

On September 22, 2006, our wholly owned subsidiary, SCS Corporation signed a Production Sharing Contract (the “2006 PSC”) with the Republic of Guinea. The 2006 PSC gives us exclusive rights to explore, develop, and produce the petroleum resources in an area of approximately 31,000 square miles off the coast of Guinea.  Developments of our work on the 2006 PSC over the past year include the following:

●
We have developed operational plans for our 2008 exploration efforts. Our staff has reinterpreted and clarified our past 2002 and 2003, 2-D seismic data and have identified approximately twenty-five potential drilling targets.  We have decided to focus on the transform margin play offshore the Republic of Guinea. Over the last three years, this play has resulted in at least 40 new field discoveries offshore West Africa that we know of to date which total to an approximate number of eight billion barrels of proved oil equivalent reserves.

•
We moved forward with the exploration work to fulfill the first exploration period obligations of our 2006 PSC. We engaged a contractor to perform seismic work offshore Guinea (“2008 2-D seismic”). The survey area of 2,800 kilometers included specific quadrants of the original acquisition grid so that we could focus on areas that we had a particular interest in.  We focused efforts along the shelf-slope complex of the Transform Margin running through the offshore Guinea contract area so that we could better verify various potential drilling targets.

•
During the fourth quarter ended June 30, 2008 and the quarter ended September 30, 2008, we received the 2008 2-D seismic, reprocessed it, and interpreted it. We also negotiated a contract with a contractor to acquire up to 4,100 square kilometers of 3-D seismic data.  We believe that the 3-D seismic data will provide us with a portfolio of drillable prospects.

Sources of financing during the year ended June 30, 2008

The financing obtained during the year included:

In December 2007, a warrant holder exercised warrants that provided $544,000 in new capital to the company.

On December 21, 2007, we filed an S-3 registration statement to establish a shelf registration of securities to allow the company to obtain up to fifty million dollars ($50,000,000) in new capital.  The S-3 was declared effective in February 2008.

On February 8, 2008, we borrowed $910,526 in a financing transaction from YA Global Investments, L.P. (“YA Global”).  On March 3, 2008, as part of the same financing transaction, we borrowed an additional $1,089,474 from YA Global bringing the total borrowed to $2,000,000.  The loans were non-convertible unless we defaulted.  In connection with these loans, we executed mortgages on our Louisiana oil and gas producing properties and filed a UCC-1 financing statement on the assets of our subsidiary, Trendsetter Production Company.

On May 11, 2008, we entered into a Securities Purchase Agreement with two investors who purchased 2,424,243 shares of common stock. They received 2,424,243 warrants with an exercise price of $3.27 and the total net proceeds for the company was $3,625,000 after paying commission and expenses.  These funds were used to pay for the 2008 2-D seismic data acquisition and processing and for general business purposes.  This transaction triggered the repricing of warrants held by others, resulting in an additional expense of $518,000.

Analysis of changes in financial position

Our current assets decreased 67%, or $4,193,000, from $6,251,000 on June 30, 2007 to $2,058,000 on June 30, 2008.  The most significant factor in the decrease is the Stock subscription receivable of $5,250,000 which was collected in July 2007.  The proceeds from that and other capital raises funded our operations and the capital investments we made during the year.

Our long-term assets increased 108%, or $5,663,000, from $5,229,000 on June 30, 2007 to $10,892,000 on June 30, 2008.  We made significant investments in Oil and gas properties in both the USA and in Guinea (See Note 3 to the Consolidated Financial Statements).  We invested $3,035,000 in the Guinea concession.  Our major accomplishment with regard to the Guinea concession was the completion of the acquisition of approximately 2,800 kilometers of 2-D seismic data.  We invested $2,579,000 in our Oil and gas properties in the USA.  We acquired existing reserves and we also conducted some drilling and development activity.  As a result of our investment in the domestic Oil and gas properties, we increased our reserve base 465%.  Proved developed producing reserves attributable to our net revenue interest as of June 30, 2008 and 2007, respectively, were 116,993 and 25,133.  This represents an increase of 91,860 barrels.

Our current liabilities increased 62%, or $1,637,000, from $2,621,000 on June 30, 2007 to $4,258,000 on June 30, 2008.  The main factor in the increase is accounts payable, particularly accounts payable relating to the investments we had made in Oil and gas properties, which totaled $1,146,000, and joint interest billing amounts due for lease operating expense of $171,000.  These outstanding balances were paid during the quarter ended September 30, 2008.  We also accrued a legal settlement of $240,000, which we believe may begin a payout of $10,000 per month as early as January 2009.

Our long term liabilities increased 1,418%, from $133,000 as of June 30, 2007 to $2,019,000 as of June 30, 2008, due to increases in asset retirement obligations (See Note 4 of the Consolidated Financial Statements) and new debt (See Note 7 of the Consolidated Financial Statements).

Results of Operations.

Based on the factors discussed below for each segment and for the corporate overhead, the Net loss attributable to common shareholders decreased $13,704,000, or 59%, from $(23,308,000), or $(0.49) per share in 2007 to $(9,604,000), or $(0.17) per share in 2008.  The decrease in the net loss is due to a decrease in the net loss from operations for HYD of $8,856,000 and a decrease in the net loss from operations for corporate of $3,462,000, partially offset by an increase in the net loss from operations of SCS of $1,024,000.  The net loss chargeable to common shareholders includes a provision for preferred stock dividends of $99,000 in 2008 and $109,000 in 2007.

 Reportable segments

Hyperdynamics has two reportable segments: our international operations in Guinea (“SCS”) and our domestic Louisiana operations (“HYDR”). SCS is engaged in oil and gas exploration activities pertaining to offshore Guinea, West Africa.   HYDR is engaged in oil and gas exploration and production activities in Louisiana, USA. Hyperdynamics evaluates performance based on profit or loss from operations. The reportable segments are managed by separate management teams who are evaluated based on their segment's performance.

Results of Operations --- Domestic (“HYDR”)

Comparison for Fiscal Year 2008 and 2007

The following table summarizes certain production, cost, and revenue information:

	Twelve months ended June 30,		Numeric	%
	2008	2007	Increase	Increase
Gross barrels sold	43,457	20,740	22,717	109%
Net barrels sold	28,197	14,726	13,471	91%
Revenues from oil and gas production	$2,868,000	$908,000	$1,960,000	216%
Lease operating costs	2,604,000	659,000	1,945,000	295%
Average sales price per barrel	$101.72	$61.66	40.06	65%

Revenues.   Our revenue from oil and gas production increased due to higher oil production and higher sales prices for oil. We have no revenues from gas production.  The production increase is almost entirely attributable to production from the oil wells acquired in the Rabb acquisition in July 2007.

Lease operating costs include severance tax, which varies with revenue, of $249,000 during the year ended June 30, 2008 in comparison to $104,000 in 2006.  This represents an increase of 140% or $146,000, which is attributable to the increased revenues during the year ended June 30, 2008.  The increase in other lease operating costs of $1,800,000, or 324%, is primarily attributable to the expenses of operating the RABB properties acquired in July 2007. These expenses include significant repairs that we performed in an effort to increase future production. During 2008,  we worked over or reworked twelve oil wells and four service wells for a cost of $665,000. Our increase in routine lease operating expenses related to the operation of oil wells acquired in July 2007 averaged about $95,000 per month or about $1,140,000.

Accretion expense.  In accordance with SFAS 143, we discount the fair value of our asset retirement obligations and record accretion expense due to the passage of time using the interest method of allocation.   Accordingly, the accretion expense is a function of the balance of the asset retirement obligation.  As of July 1, 2007 and 2006, respectively, our asset retirement obligation was $128,000 and $12,000, respectively.  Additional liabilities incurred during the current year were $428,000 and revisions in estimate of the asset retirement obligations increased the liability by an additional $139,000. Total accretion expenses for the year ended June 30, 2008 was $58,000 compared to $1,000 in 2007.  The increase is due to the higher asset retirement obligation balance.  As of June 30, 2008, the asset retirement obligation is $730,000.

Our depreciation, depletion and amortization was $730,000 and $163,000 for the years ended June 30, 2008 and 2007, respectively. The increase of 348% or $567,000 is due to higher depletion expenses attributable to additions to the full cost pool, partially offset by a decrease in the depletion rate per barrel of oil equivalent produced.  The full cost pool increased $3,756,000 with the RABB properties acquisition, improvements to the production facilities at our Magee-Smith lease, development costs, drilling costs for three oil wells, and additional geological and geophysical expenses.  The depletion rate decreased because of the reserves added with the purchase of the RABB properties and the completion of a new successful well.

Settlement expense for the year ended June 30, 2008 was $0 and $8,870,000 in 2007.  We were sued by an investor in working interest in some of our oil and gas properties in the year ended June 30, 2007.  Pursuant to the settlement agreement, we issued 3,480,000 warrants to purchase our common stock at an adjusted exercise price of $2.40 per share. The expenses are calculated using the fair value of the warrants as of the date they were granted as estimated by the Black-Scholes option pricing model and based upon $2.40 exercise price.  The expense occurred only once.

Selling, general, and administrative - related party was $23,000 for the year ended June 30, 2008 compared to $0 for the year ended June 30, 2007. Mike Watts, the brother of Kent Watts, provides investor relations, public relations, financial consulting, and general advisory services in conjunction with a contract entered into during March 2007 for services he will deliver through March 2010.  The $23,000 represents reimbursements for his expenses as authorized by his contract.

Our selling, general and administrative expense decreased 55%, or $686,000, from $1,244,000 to $558,000 for the years ended June 30, 2007 and June 30, 2008, respectively. Selling, general, and administrative expense includes administrative expenses, other operational costs, and gains or losses on sales and disposals of assets.  Significant drivers in the change in selling, general, and administrative expenses were:

Other operational costs for the year ended June 30, 2008 was $351,000 in comparison to $557,000 in 2007.  This represents a decrease of 37%, or $206,000, due to decreases in expenses related to repairs and maintenance, tools and yard costs, field labor and decrease in number of field employees.   During the quarter ended June 30, 2008, we restructured the field office and discharged all but one administrative employee.  Thus, future operational costs should be minimal.

Loss on sales of assets decreased by $100,000.  We recognized a gain on sales of assets of $4,000 as opposed to a loss on disposal of assets of $96,000 in 2007.

Administrative expenses decreased by $380,000.  The main driver in this decrease was legal and professional expenses, which decreased by $369,000.  The reduction in legal costs is comprised of two factors: they are reduced by a $130,000 reimbursement that we received in August 2007 from our insurance company for legal expenses associated with a suit that was settled during the year ended June 30, 2007 and a general reduction in legal expenses because we were not defending a lawsuit during the year ended June 30, 2008.   In addition, we experienced a net decrease in administrative expenses of $11,000.

Our loss from operations from this segment was ($1,075,000) and ($9,931,000) for the years ended June 30 2008 and 2007, respectively.

Comparison for Fiscal Year 2007 and 2006

The following table summarizes certain production, cost, and revenue information:

	Twelve months ended June 30,		Increase	%
	2007	2006	(decrease)	Change
Gross barrels sold	20,740	13,869	6,871	50%
Net barrels sold	14,726	9,439	5,287	56%
Revenues from oil and gas production	$908,000	$615,000	$293,000	48%
Lease operating costs	659,000	722,000	(62,000)	9%
Average sales price per barrel	$61.66	$65.16	(3.50)	6%

Revenues.   Our revenue from oil and gas production increased due to equipment upgrades and less downtime, which resulted in higher production of oil.  We had no gas production.

Lease operating costs include severance tax, which varies with revenue, of $104,000 during the year ended June 30, 2007 in comparison to $65,000 in 2006.  This represents an increase of 60% or $39,000.  The decrease in other lease operating costs of $101,000, or 15%, was due to upgrades and maintenance of equipment resulting in higher performance.

Our depreciation, depletion and amortization was $163,000 and $118,000 for the years ended June 30, 2007 and 2006, respectively. This represents an increase of 38% or $45,000.   This is attributable to more depletion because of additions to the full cost pool during 2007.

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

Our selling, general and administrative expense decreased 31%, or $566,000, from $1,810,000 to $1,244,000 for the years ended June 30, 2006 and June 30, 2007, respectively. Selling, general, and administrative expense includes administrative expenses, other operational costs, and gains or losses on sales and disposals of assets.  The most significant drivers in the change in selling, general, and administrative expenses were other operational costs and a loss on sales of assets as follows:

Other operational costs for the year ended June 30, 2007 was $557,000 in comparison to $922,000 in 2006.  This represents a decrease of 40% or $365,000 due to decreases in expenses related to repairs and maintenance, tools and yard costs, field labor and decrease in number of field employees.

Loss on sales of assets decreased by $184,000. The decrease is due to two main factors.  We issued common stock in Hyperdynamics to repurchase working interest in some oil and gas properties that had previously been sold in 2006.  We recorded the amount received at the time the investor originally purchased the working interest as an adjustment to the full cost pool, effectively rescinding the sale.  The excess in the value of the stock over the original investment was recorded as a loss of $369,000.  This was a one time charge.  Additionally, we had a loss on disposal of assets of $96,000 in 2007, whereas in 2006 we recognized a gain on sales of assets of $89,000.

Our loss from operations from this segment was ($9,931,000) and ($2,034,000) for the years ended June 30 2007 and 2006, respectively.

Results of Operations --- International (“SCS”)

Comparison for Fiscal Year 2008 and 2007

Revenues.  There were no revenues for the years ended June 30, 2008 and 2007.   We have focused on the acquisition and interpretation of seismic data for our concession in Guinea.

Our depreciation increased 223%, or $59,000 due to additional depreciation associated with assets placed in service at the beginning of fiscal 2008. Depreciation expense was $85,000 and $26,000 in the years ended June 30, 2008 and 2007, respectively.

Selling, General and Administrative Expenses.

Our selling, general and administrative expenses were $3,799,000 and $2,833,000 for the years ended June 30, 2008 and 2007, respectively. This represents an increase of 34%, or $966,000.

The major drivers of the cost increase were consulting, advertising, and public relations expense in Guinea, compensation expense, travel expenses, and legal expenses. Consulting, advertising, and public relations expenses, increased by 42%, or $515,000, from $1,214,000 in 2007 to $1,729,000 in 2008.  The increase is due to expenses related to government lobbyists in the U.S. and in Guinea and public relations and village outreach programs in Guinea.  Travel expenses to West Africa in connection with the Guinea concession increased 53%, or $167,000, from $314,000 in 2007 to $481,000 in 2008.  Professional expenses increased by 367% or $297,000, mainly because of legal expenses relating to defending lawsuits filed in the US and to retainers for attorneys providing general services in Guinea.  Other administrative expenses decreased by $42,000, mainly due to the decrease in start-up costs for our in-country office in Guinea, which we established during the year ended June 30, 2007.

Loss from Operations. Based on the factors discussed above, our loss from operations from this segment increased by 36%, or ($1,024,000), from ($2,859,000) in the year ended June 30, 2007 to ($3,883,000) for the year ended June 30, 2008.

Comparison for Fiscal Year 2007 and 2006

Revenues.  There were no revenues for the years ended June 30, 2007 and 2006.   We have focused on the acquisition and interpretation of seismic data for our concession in Guinea.

Our depreciation decreased 16% or $5,000 due to retirement and disposal of assets. It reduced from $31,000 in the year ended June 30, 2006 down to $26,000 for the year ended June 30, 2007.

Selling, General and Administrative Expenses.
Our selling, general and administrative expenses were $2,833,000 and $794,000 for the years ended June 30, 2007 and 2006, respectively. This represents an increase of 257% or $2,039,000.

The major drivers of the cost increase were consulting, advertising, and public relations expense, including office operating expense in Guinea, compensation expense, travel expenses, and office administration, particularly in Guinea. Consulting, advertising, and public relations expenses increased by 251%, or $868,000, from $346,000 in 2006 to $1,214,000 in 2007, due to expenses related to government lobbyists, public relations contractors, geoscientists and geophysical consulting services, and contract officers’ fees. Compensation expense, including equity based compensation of $461,000, increased $707,000, or 512%, from $138,000 in 2006 to $845,000 in 2007.   The increase in compensation expense was attributable to the vesting of an option award in 2007 and an increase in officer salaries and corporate office salaries in connection with work on the Guinea concession.  Travel expenses to West Africa in connection with the Guinea concession increased 171%, or $198,000, from $116,000 in 2006 to $314,000 in 2007.  Other administrative expenses increased by 363% or $298,000, from $82,000 in 2006 to $380,000 in 2007. The main driver in this difference is the establishment of an office in Guinea, including staffing the in-country office.  Professional expenses decreased by $29,000.

Loss from Operations. Based on the factors discussed above, our loss from operations from this segment increased by 247%, or ($2,034,000), from ($825,000) in the year ended June 30, 2006 to ($2,859,000) for the year ended June 30, 2007.

Results of Operations --- Corporate Overhead

 Comparison for Fiscal Year 2008 and 2007

Depreciation was $40,000 and $31,000 for the years ended June 30, 2008 and 2007, respectively.  The increase is due to addition of assets such as furniture and fixtures.

Settlement expense for the years ended June 30, 2008 and 2007, respectively, was $481,000 and $249,000.  We accrued a settlement agreement in 2008 based on developments in the Dixon case, as discussed in Item 3 – Legal Proceedings and in the consolidated financial statements.  In addition, a repricing of warrants that had previously been issued in connection with the settlement of a lawsuit in 2007 resulted in additional settlement expense of $241,000.  The settlement expense of $240,000 in 2007 was related to this lawsuit.

Selling, general and administrative - related party expenses for the year ended June 30, 2008 was $31,000 and $4,240,000 in 2007.  This represents a decrease of $4,209,000, or 99%, due to the grant of 1,500,000 warrants with an exercise price of $4.00 per share in 2007. We record the expense of equity based compensation using the fair value of the warrants as of the date they were granted as estimated by the Black-Scholes option pricing model and based upon $4.00 exercise price.  The warrants were granted to compensate Michael Watts, the brother of Hyperdynamics’ CEO, Kent Watts, for consulting services to be provided from March 2007 through March 2010.  The expenses in 2008 are reimbursements for business expenditures made in conjunction with Mr. Watts’ contract.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased by
$505,000 or 17%, from $3,029,000 to $3,534,000 for the years ended June 30, 2007 and 2008, respectively.  Two main factors, compensation expense and professional expense, drove the increase.  Compensation expense includes salaries, equity based compensation to employees and directors, and payroll tax expense.  Compensation expense was $1,833,000 and $1,514,000 during the years ended June 30, 2008 and 2007, respectively.  The increase, $319,000, or 21%, was attributable to increased staff and an increase in equity based compensation costs.   Professional expense includes consulting, legal, accounting, and public relations consulting expenses.  Professional expense increased 19%, or $170,000, from $887,000 in the year ended June 30, 2007 to $1,057,000 in the year ended June 30, 2008.  The increase in professional expense is mainly attributable to increased accounting fees.  Other administrative expenses increased $16,000.

Other Items.

Interest expense, net was $435,000 and $2,886,000 for the years ended June 30, 2008 and 2007, respectively. This represents a decrease of $2,451,000, or 85%, attributable to a convertible note payable and debenture that was prepaid in 2007 and thus did not exist in 2008.

Net Loss. Based on the factors discussed for each segment, the Net Loss attributable to common shareholders decreased $(13,801,000), or 59%, from ($23,308,000) or ($0.49) per share in 2007 to ($9,507,000), or ($.17) per share in 2008. The net loss chargeable to common shareholders includes a provision for preferred stock dividends of $109,000 and $99,000 in 2007 and 2008, respectively.

Comparison for Fiscal Year 2007 and 2006

Depreciation was $31,000 and $19,000 for the years ended June 30, 2007 and 2006, respectively.  The increase is due to addition of assets such as furniture and fixtures.

Settlement expense for the years ended June 30, 2007 and 2006, respectively, was $249,000 and $0.

Selling, general and administrative - related party expenses for the year ended June 30, 2007 was $4,240,000 and $284,000 in 2006.  This represents an increase of $3,956,000, or 1393%, due to the grant of 1,500,000 warrants with an exercise price of $4.00 per share. We record the expense of equity based compensation using the fair value of the warrants as of the date they were granted as estimated by the Black-Scholes option pricing model and based upon $4.00 exercise price.  The warrants were granted to compensate Michael Watts, the brother of Hyperdynamics’ CEO, Kent Watts, for consulting services to be provided from March 2007 through March 2010.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased by $870,000 or 40%, from $2,159,000 to $3,029,000 for the years ended June 30, 2006 and 2007, respectively.  Two main factors, compensation expense and professional expense, drove the increase.  Compensation expense includes salaries, equity based compensation to employees and directors, and payroll tax expense.  Compensation expense was $1,513,000 and $877,000 during the years ended June 30, 2007 and 2006, respectively.  The increase, $636,000, or 73%, was attributable both to an increase in number of employees and an increase in equity based compensation costs.   Professional expense includes consulting, legal, accounting, and public relations consulting expenses.  Professional expense increased 27%, or $190,000, from $697,000 in the year ended June 30, 2006 to $887,000 in the year ended June 30, 2007.  The increase in professional expense is mainly attributable to increased accounting and legal fees.  Other administrative expenses increased $41,000.

Other Items.

Interest expense, net was $2,886,000 and $1,959,000 for the year ended June 30, 2007 and 2006, respectively. This represents an increase of $927,000 or 47% attributable to a convertible note payable that was prepaid in 2007, which accelerated the interest expense on the note.

CRITICAL ACCOUNTING POLICIES

We account for our oil and natural gas producing activities using the full cost method of accounting as prescribed by the United States Securities and Exchange Commission (SEC). Accordingly, all costs incurred in the acquisition, exploration, and development of proved oil and natural gas properties, including the costs of abandoned properties, dry holes, geophysical costs, and annual lease rentals are capitalized. All general and administrative corporate costs unrelated to drilling activities are expensed as incurred. Sales or other dispositions of oil and natural gas properties are accounted for as adjustments to capitalized costs, with no gain or loss recorded unless the ratio of cost to proved reserves would significantly change. Depletion of evaluated oil and natural gas properties is computed on the units of production method based on proved reserves. The net capitalized costs of proved oil and natural gas properties are subject to a full cost ceiling limitation in which the costs are not allowed to exceed their related estimated future net revenues discounted at 10%, net of tax considerations. In accordance with Staff Accounting Bulletin Topic 12.D.3.c., we utilize the prices in effect on a date subsequent to the end of a reporting period in which the full cost ceiling limitation was exceeded at the end of a reporting period.  The application of the full cost method of accounting for oil and gas properties generally results in higher capitalized costs and higher depreciation, depletion and amortization rates compared to the successful efforts method of accounting for oil and gas properties.

Costs Excluded

Costs associated with unevaluated properties are excluded from the full cost pool until we have made a determination as to the existence of proved reserves. We review our unevaluated properties at the end of each quarter to determine whether the costs incurred should be transferred to the full cost pool and thereby subject to amortization.

We assess all items classified as unevaluated property on a quarterly basis for possible impairment or reduction in value. We assess properties on an individual basis or as a group if properties are individually insignificant. The assessment includes consideration of the following factors, among others: intent to drill; remaining lease term; geological and geophysical evaluations; drilling results and activity; the assignment of proved reserves; and the economic viability of development if proved reserves are assigned. We assess our unevaluated properties on a country-by-country basis. During any period in which these factors indicate an impairment, the cumulative drilling costs incurred to date for such property and all or a portion of the associated leasehold costs are transferred to the full cost pool and are then subject to amortization. However, if proved reserves have not yet been established in a full cost pool, these costs are charged against earnings in the respective country. For these international operations where a reserve base has not yet been established, an impairment requiring a charge to earnings may be indicated through evaluation of drilling results, relinquishing drilling rights or other information.

Ceiling Test

The full cost ceiling test is an impairment test prescribed by SEC Regulation S-X Rule 4-10. Under full cost accounting rules for each cost center, capitalized costs of proved properties, less accumulated amortization and related deferred income taxes, shall not exceed an amount (the "cost ceiling") equal to the sum of (a) the present value of future net cash flows from estimated production of proved oil and gas reserves, based on current economic and operating conditions, discounted at 10 percent, plus (b) the cost of properties not being amortized, plus (c) the lower of cost or estimated fair value of any unproved properties included in the costs being amortized, less (d) any income tax effects related to differences between the book and tax basis of the properties involved. If capitalized costs exceed this limit, the excess is charged as an impairment expense. As of June 30, 2008, we have capitalized $3,157,000 in oil and gas properties, which is subject to the ceiling test for impairment. At June 30, 2008, there was no impairment indicated.

Impairment

At June, 30, 2008, we had $7,314,000 of capitalized costs associated with our Guinea operations. Based on an impairment analysis performed by an independent economist and the completion of work requirements under the 2006 Production Sharing Contract between SCS Corporation and Guinea, no impairment of these assets was indicated as of June 30, 2008.

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

Proved reserves

Estimates of our proved reserves included in this report are prepared in accordance with accounting principles generally accepted in the United States of America and SEC guidelines. Our engineering estimates of proved oil and natural gas reserves directly impact financial accounting estimates, including depreciation, depletion and amortization expense and the full cost ceiling limitation. Proved oil and natural gas reserves are the estimated quantities of oil and natural gas reserves that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under period-end economic and operating conditions. The process of estimating quantities of proved reserves is very complex, requiring significant subjective decisions in the evaluation of all geological, engineering and economic data for each reservoir. The accuracy of a reserve estimate is a function of: (i) the quality and quantity of available data; (ii) the interpretation of that data; (iii) the accuracy of various mandated economic assumptions and (iv) the judgment of the persons preparing the estimate. The data for a given reservoir may change substantially over time as a result of numerous factors, including additional development activity, evolving production history and continual reassessment of the viability of production under varying economic conditions. Changes in oil and natural gas prices, operating costs and expected performance from a given reservoir also will result in revisions to the amount of our estimated proved reserves. We utilize independent reserve engineers to estimate our proved reserves.

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

Share-Based Compensation

Effective July 1, 2005, we adopted SFAS No. 123R, “Share-Based Payment,” which was issued in December 2004, using the modified prospective transition method. SFAS No. 123R revises SFAS No. 123 “Accounting for Stock Based Compensation,” and supersedes APB No. 25, “Accounting for Stock Issued to Employees,” and its related interpretations. SFAS No. 123R requires recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period the employee is required to perform the services in exchange for the award (presumptively the vesting period). SFAS No. 123R also requires measurement of the cost of employee services received in exchange for an award based on the grant-date fair value of the award. We account for non-employee share-based awards in accordance with EITF No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquisition, or in Conjunction with Selling, Goods or Services.”

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

Disclosure of Contractual Obligations as of June 30, 2008
	Payments due by period ($)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Installment Obligations	$2,118,,000	$597,000	$1,512,000	$9,000	-
Capital Lease Obligations	-	-		-	-
Operating Lease Obligations	867,000	214,000	320,000	284,000	$49,000
Purchase Obligations	-	-	-	-	-
Other Long-Term Liabilities	631,000	-	178,000	18,000	435,000
Total	$3,615,000	$811,000	$2,010,000	$311,000	$484,000

Liquidity and Capital Resources

Liquidity

Our ratio of current assets to current liabilities (current ratio) was $0.48 to one and $2.38 to one at June 30, 2008 and 2007, respectively.    However, current liabilities contain several items that are payable in stock or are the subject of deferred payment arrangements whereby the vendor will not get paid except out of future revenues or cash received from a joint venture partner.  Dividends payable of $372,000 and dividends payable to related party of $343,000 are payable in stock.  Approximately $170,000 of the accounts payable was paid with common stock after the balance sheet date.  Accounts payable – seismic data of $650,000 is payable only when we sell the data to third parties or if we get cash infusion for the Guinea concession.  See Note 6 of the Consolidated Financial Statements.  Additionally, $65,000 is accrued in accounts payable to a vendor who, by the terms of his agreement, will not be paid until we obtain funding from a financial or joint venture partner for Guinea.  Finally, $70,000 of the asset retirement obligation – short term was transferred to the buyer of our Kelly and Norris leases during July 2008. This amounts to approximately $1,670,000 of the $4,258,000 reflected in current liabilities which either will not result in a cash outflow or will not be paid until we have adequate funds to pay them.

Our negative working capital highlights our need for additional funding and cash flows from operations. With the new acquisition of producing properties in June 2007, and the steady progress made in growing our reserves and production revenues in fiscal 2008, our domestic operations are providing growing cash flow from operations to help cover its monthly expenses.  Without the expenses and investment pertaining to our oil and gas contract area pursuant to the 2006 PSC, we would be generating positive cash flow from operations.

Management has assessed that we have the liquidity necessary to continue to meet current obligations as they become due throughout the coming year. We sold convertible debentures in September 2008 and raised, after fees and the payoff of a note payable to another investor, YA Global, approximately $2,400,000 (See Note 15 of the Consolidated Financial Statements).  We have evaluated our operating cash flow and believe that the funds we raised will cover our deficit.  We have also identified areas of our operations where we can achieve cost savings, if necessary.

This cash flow does not include any additional development of our production or adjustment to our operating budget. We have three development wells that we are considering drilling that we estimate would increase our production and revenues.  Our Board has authorized us to proceed with the drilling on one of the locations.  The drilling cost associated with the site is $350,000, of which we can pay $100,000 in stock.  The cost to complete to the point of production is estimated as an additional $470,000.  If we drill and complete a productive well, it will provide additional revenues. All the mortgages associated with our producing oil properties have been released with the payoff of the YA Global notes.  We are evaluating structuring a reserve-based development loan to maximize our producing leases in Louisiana. Management believes that it will be able to obtain development capital and significantly raise production revenues to a level to be able to pay all operating expenses including overhead for Guinea operations, and the geological and geophysical staff working to explore offshore Guinea.

Our top corporate priority at this time is to attract a joint venture or financial partner so that we can fund an accelerated exploration work program offshore Guinea.  We now expect these major funds to come primarily from selling working interest to financial partners or joint venture partners that invest in our Guinea offshore contract area. We believe that together with the success of the interpretive work performed by our geoscientists on the 2008 seismic data and the work we have performed since 2002, that we will be able to obtain a joint venture with one or more viable oil company operators.  We have mapped our prospects and prepared an in-depth technical presentation and data room available for review by potential partners under confidentiality agreements. Such joint ventures and the related liquidity would position us to acquire our 3-D seismic that we have planned to start in December 2008.
We can conduct work with our existing staff and data, but we prefer to stay on our accelerated exploration work schedule rather than slowing down for any reason.

In summary, we believe that between our production, possible cost cutting measures, and the funding we have in place, we can meet our overhead.  We are seeking reserve based financing so that we can increase our production and maintain and increase our reserve base.  We are seeking joint venture or financial partners to assist with the capital intensive exploration work offshore Guinea.

Item 7A Quantitative and Qualitative Disclosures About Market Risk

 We are exposed to various risks including energy commodity price risk, specifically, risk associated with changing prices of oil. We expect oil prices to remain volatile and unpredictable. If oil prices were to decline significantly, revenues and cash flow would significantly decline, and our ability to borrow to finance our operations could be adversely impacted.   We do not hedge the oil commodity price risk at this time.  We believe this is appropriate to the size and scope of our operations.

Our functional currency is the US dollar. We have some foreign currency exchange rate risk resulting from our in-country office in Guinea. US dollars are accepted in Guinea and many of our purchases and purchase obligations, such as our office lease in Guinea, are denominated in US dollars. However, our costs for labor, supplies, and fuel could increase if the Guinea Franc appreciates against the US dollar. We do not hedge the exposure to currency rate changes.

Item 8 Financial Statements and Supplementary Data

The  Financial  Statements and Supplementary Data information  required  hereunder is included in this report as set forth in the  "Index to Financial Statements" on page F-1.

HYPERDYNAMICS CORPORATION
Index To Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Hyperdynamics Corporation
Houston, Texas

We have audited Hyperdynamics Corporation’s (“Hyperdynamics” or the “Company”) internal control over financial reporting as of June 30, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Hyperdynamics management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the effectiveness of Hyperdynamics’ internal control over financial reporting based upon our audit.

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

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the Company’s board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii)
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

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

The following material weaknesses have been identified at June 30, 2008 and included in management’s assessment:

1.
The control environment, which is the responsibility of senior management, sets the tone of the organization, influences the control consciousness of its people, and is the foundation for all other components of internal control over financial reporting. The Company did not maintain an effective control environment due to the aggregate effect of multiple deficiencies in internal controls, which affect the Company’s control environment, including:

a) the ineffective implementation and enforcement of the limits on the delegation of authority for expenditure from the Board of Directors to management, including the failure by management to obtain the requisite Board of Director’s approvals for certain expenditures; b) the lack of an effective process for identification of fraud risks; c) a failure to implement and ensure consistent acknowledgment of the Company’s Code of Ethics; d) the lack of an internal audit function or other effective mechanism for ongoing monitoring of the effectiveness of internal controls; e) lack of documentation and communication of Hyperdynamics’ accounting policies and procedures; and f) a failure to develop and implement adequate internal accounting controls over the Company’s Guinea operations to ensure that receipts and expenditures are made only in accordance with authorizations of management, that the resulting records properly reflect the purpose and recipient of payments, an that these records, in reasonable detail, accurately and fairly reflect the underlying transaction and disposition of assets.

2.	Limited number of qualified accounting personnel with expertise with SEC reporting and generally accepted accounting principles.

3.
Ineffective application of generally accepted accounting principles and ineffective accounting system controls that resulted in incomplete and inaccurate disclosures in the notes to Hyperdynamics’ financial statements and the identification of $518,000 of additional expense attributable to the accounting treatment of warrant repricings.

4.
Lack of effective segregation of duties, resulting in the inability of the Chief Financial Officer and the Chief Executive Officer to perform an independent review and quality assurance function within the accounting and financial reporting group. Additionally, management and accounting personnel have widespread access to create and post entries within the Company’s accounting system without the appropriate level of review.

5.
The departure of a member of financial management responsible for overseeing all aspects of Guinea finance and accounting in March 2008, resulting in a lack of direct finance and accounting oversight in Guinea through the end of the 2008 fiscal year.

These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the financial statements as of and for the year ended June 30, 2008, and this report does not affect our report dated September 30, 2008 on those financial statements.

In our opinion, because of the effects of the material weaknesses described above on the achievement of the criteria established in Internal Control-Integrated Framework issued by COSO, Hyperdynamics' control over financial reporting as of June 30, 2008 was not effective.

/s/ Malone & Bailey, PC
Houston, Texas
September 30, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Hyperdynamics Corporation
Houston, Texas

We have audited the accompanying consolidated balance sheets of Hyperdynamics Corporation as of June 30, 2008 and 2007, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended June 30, 2008. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hyperdynamics Corporation as of June 30, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2008 in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Hyperdynamics Corporation’s internal control over financial reporting as of June 30, 2008 based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated September 30, 2008 expressed an adverse opinion on the effectiveness of Hyperdynamics Corporation’s internal control over financial reporting.

Malone & Bailey, PC
www.malone-bailey.com
Houston, Texas
September 30, 2008

HYPERDYNAMICS CORPORATION
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Number of Shares and Per Share Amounts)

	June 30,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$1,480	$618
Restricted certificate of deposit	-	75
Trade accounts receivable	396	109
Subscription receivable	-	5,250
Prepaid expenses and other current assets	151	199
Assets held for sale	31	-
Total current assets	2,058	6,251
Property and equipment, net of accumulated depreciation of $240 and $174	409	366
Oil and gas properties:
Evaluated properties, using full cost accounting, net of accumulated depreciation and depletion of $758 and $169	3,157	204
Unevaluated properties excluded from amortization	7,314	4,279
Deposits, including deposit on acquisition of oil and gas assets of $374	12	380
Total assets	$12,950	$11,480

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	2,393	895
Accounts payable - seismic data	650	650
Asset retirement obligation, current	99	84
Dividends payable	372	372
Dividends payable to related party	343	245
Short term notes payable and current portion of long term debt, net of discount of $196 and $0	401	375
Total current liabilities	4,258	2,621

Long term debt, net of discount of $206 and $0	1,315	-
Asset retirement obligation, non current	631	44
Deferred rent	73	89
Total liabilities	6,277	2,754

Commitments and contingencies (Note 13)

Shareholders' equity:
Convertible preferred stock, par value $0.001; stated value $1,000; 20,000,000 authorized
Series A – 3,000 shares issued and 1,945 shares issued and outstanding	-	-
Series B - 2,725 shares issued and 2,446 and 2,487 shares outstanding	-	-
Common stock, $0.001 par value, 250,000,000 shares authorized; 59,339,481 and 54,467,902 shares issued and outstanding	59	54
Additional paid-in capital	65,443	57,996
Accumulated deficit	(58,829)	(49,324)
Total shareholders' equity	6,673	8,726
Total liabilities and shareholders' equity	$12,950	$11,480

The accompanying notes are an integral part of these consolidated financial statements

HYPERDYNAMICS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Number of Shares and Per Share Amounts)

	Years Ended June 30,
	2008	2007	2006
Revenues:
Oil and gas production	$2,868	$908	$615
Other revenues	31	98	-
Total revenues	2,899	1,006	615
Costs and expenses:
Lease operating costs	2,604	659	722
Accretion expense	58	1	-
Depreciation, depletion and amortization	856	221	167
Settlement expense	481	9,118	-
Selling, general and administrative – related party	54	4,240	284
Selling, general and administrative	7,891	7,106	4,761
Total costs and expenses	11,944	21,345	5,934
Loss from operations	(9,045)	(20,339)	(5,319)
Other income (expense):
Interest expense, net	(470)	(2,888)	(1,960)
Gain on settlement of debt	10	28	135
Total other expense	(460)	(2,860)	(1,825)

Net loss	(9,505)	(23,199)	(7,144)
Preferred stock dividend to related party	(99)	(109)	(109)
Net loss attributable to common shareholders	$(9,604)	$(23,308)	$(7,253)

Basic and diluted loss per common share	$(0.17)	$(0.49)	$(0.17)
Weighted average shares outstanding (basic and diluted)	56,330,846	47,723,298	43,318,773

The accompanying notes are an integral part of these consolidated financial statements

HYPERDYNAMICS CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In Thousands, Except Number of Shares)

	Series A Preferred		Series B Preferred		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, June 30, 2005	1,945	$-	2,725	$-	42,168,410	$42	$22,085	$(18,981)	$3,146

Common stock issued for:
Exercise of options for cash					120,000		60		60
Exercise of warrants for cash - related party					1,010,000	1	504		505
Cashless exercise of options, net of 2,437 shares returned					2,563		-		-
Services					179,266		397		397
To repurchase working interest					197,416		581		581
Warrants exercised associated with convertible debentures					500,000	1	449		450
Conversion of convertible debentures					1,692,845	2	1,918		1,920
Cash					135,095		387		387
Beneficial conversion costs associated with issuance of convertible notes payables and debentures					127,000		3,560		3,560
Issuance of:
Warrants for services							189		189
Warrants for services to related party							284		284
Employee stock options							382		382
Preferred stock dividends to related party							(109)		(109)
Net loss								(7,144)	(7,144)
Balance, June 30, 2006	1,945	$-	2,725	$-	46,132,595	$46	$30,687	$(26,125)	$4,608

The accompanying notes are an integral part of these consolidated financial statements

HYPERDYNAMICS CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In Thousands, Except Number of Shares)

	Series A Preferred		Series B Preferred		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, June 30, 2006	1,945	$-	2,725	$-	46,132,595	$46	$30,687	$(26,125)	$4,608
Common stock issued for:
Exercise of options for cash					8,910		19		19
Exercise of warrants for cash					724,898	1	403		404
Exercise of warrants for cash – related party					188,242		94		94
Exercise of warrants for subscription receivable					2,100,000	2	5,248		5,250
Cashless exercise of options, net of 25,587 shares returned					17,503
Cashless exercise of warrants by related parties, net of 61,877 shares returned					139,880
Services					232,816		485		485
Settlement					30,000		82		82
Deposit on acquisition of oil and gas properties					100,000		274		274
Conversion of convertible debentures					3,000,000	3	5,997		6,000
Conversion of Series B Preferred Stock by related parties			(238)		1,762,962	2	(2)
Cash					97,000	-	268		268

Common stock returned and canceled in accordance with legal settlement					(66,904)
Beneficial conversion costs associated with the issuance of convertible notes payable and debentures							80		80
Issuance of:
Warrants in connection with settlement agreement							8,959		8,959
Employee stock options							1,089		1,089
Warrants for services – related party							4,227		4,227
Warrants for services							195		195
Deemed Dividend							(5,058)		(5,058)
Deemed Dividend							5,058		5,058
Preferred stock dividends to related party							(109)		(109)
Net loss								(23,199)	(23,199)
Balance, June 30, 2007	1,945	$-	2,487	$-	54,467,902	$54	$57,996	$(49,324)	$8,726

The accompanying notes are an integral part of these consolidated financial statements

HYPERDYNAMICS CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In Thousands, Except Number of Shares)

	Series A Preferred		Series B Preferred		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, June 30, 2007	1,945	$-	2,487	$-	54,467,902	$54	$57,996	$(49,324)	$8,726
Common stock issued for:
Exercise of options for cash					2,500	-	6		6
Exercise of options for cash – related party					50,000	-	100		100
Exercise of warrants for cash					544,000	1	543		544
Cashless exercise of options, net of 7,129 shares returned					1,923	-	-		-
Cashless exercise of options, net of 61,749 shares returned – related parties					738,251	1	(1)		-
Cashless exercise of warrants, net of 22,611 shares returned					119,389	-	-		-
Services					417,894	1	757		758
Purchase of working interest					100,000	-	285		285
Stock payable					30,000	-	95		95
Cash					48,160	-	135		135
Cash for registered direct offering					2,424,243	2	3,998		4,000
Costs of registered direct offering							(375)		(375)

Conversion of Series B Preferred Stock and accrued dividends			(41)		300,320	-	1		1
Discount on convertible debt					94,899	-	346		346
Issuance of employee stock options						-	1,138		1,138
Warrant repricings:
Related party							241		241
Debt							277		277
Deemed Dividend							(153)		(153)
Deemed Dividend							153		153
Preferred stock dividends to related party							(99)		(99)
Net loss								(9,505)	(9,505)
Balance, June 30, 2008	1,945	$-	2,446	$-	59,339,481	$59	$65,443	$(58,829)	$6,673

 The accompanying notes are an integral part of these consolidated financial statements

HYPERDYNAMICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In  Thousands)
	Years Ended June 30,
	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,505)	$(23,199)	$(7,144)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	856	221	167
Accretion expense	58	1	-
Shares issued for services	758	485	359
Shares issued for settlement	-	82	-
Warrants issued for legal settlement, net	-	8,959	-
Employee stock options	1,127	1,089	381
Repricing of warrants	277	-	-
Repricing of warrants – related party	241	-	-
Warrants issued for services –related party	-	4,227	284
Warrants issued for services	-	195	190
Loss on disposition of assets	14	96	278
Gain on settlement of debt	(10)	(28)	(135)
Bad debt expense	-	27	233
Amortization of discount and financing costs on debt	59	2,719	1,650
Changes in operating assets and liabilities:
Accounts receivable	(286)	(83)	(272)
Other current assets	185	(10)	(30)
Accounts payable and accrued expenses	458	273	91
Other liabilities	(22)	77	-
Deferred rent	(16)	38	67
Net cash used in operating activities	(5,806)	(4,831)	(3,881)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(164)	(332)	(78)
(Increase) decrease in restricted cash	75	-	(10)
Proceeds from the sale of assets	18	36	204
Investment in oil and gas properties	(4,385)	(225)	(439)
Proceeds from sale of working interest in oil and gas properties, net of $0, $0 and $182 payment to related party	-	-	726
Change in deposits	-	(100)	20
Net cash (used in) provided by investing activities	(4,456)	(621)	423

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock, net	3,760	268	387
Proceeds from exercise of options	106	19	60
Proceeds from exercise of warrants	544	499	955
Proceeds from stock subscription receivable	5,250	-	-
Proceeds from convertible debt, net of financing costs	1,885	1,820	5,620
Payments on convertible debt	-	-	(247)
Proceeds from notes payable	-	199	207
Payments on notes payable	(421)	(170)	(348)
Net cash provided by financing activities	11,124	2,635	6,634

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	862	(2,817)	(3,176)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	618	3,435	259
CASH AND CASH EQUIVALENTS AT END OF YEAR	$1,480	$618	$3,435

SUPPLEMENTAL DISCLOSURES:
Interest paid in cash	$191	$277	$175
Income taxes paid in cash	-	-	-

NON-CASH TRANSACTIONS

Common stock issued for accounts payable	$95	$-	$-
Payment of preferred stock dividends in common shares	1	-	-
Common stock issued for oil and gas properties	285	274	37
Employee stock option for oil and gas properties	11	-	-
Exercise of option for stock subscription receivable	-	5,250	-
Conversion of Series B Preferred Stock to common stock by related parties	-	2	-
Deemed dividend attributable to repriced warrants originally issued as part of convertible debt	153	5,058	-
Debt discount on convertible debt	346	80	3,565
Conversion of notes payable to common stock	-	6,000	1,920
Acquisition of asset retirement obligation	407	-	-
Asset retirement obligations incurred and revisions of estimates	161	-	-
Accounts payable for oil and gas property	1,146	-	-
Note payable for fixed assets	30	-	-
Note payable for prepaid insurance	143	-	-
Assets transferred to vendor to extinguish account payable	8	-	-
Accrued and unpaid dividend to related parties	99	109	109

The accompanying notes are an integral part of these consolidated financial statements

HYPERDYNAMICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Nature of business. Hyperdynamics Corporation (Hyperdynamics) is a Delaware corporation formed in March 1996. Hyperdynamics has two wholly-owned subsidiaries, SCS Corporation (SCS) and HYD Resources Corporation (HYD). Through SCS and its wholly owned subsidiary, SCS Corporation Guinea SARL, which is a Guinea limited liability company located in Conakry, Guinea, Hyperdynamics focuses on oil and gas exploration offshore the coast of West Africa. SCS began operations in oil and gas exploration, seismic data acquisition, processing, and interpretation in late fiscal 2002. In April 2004, Hyperdynamics acquired HYD, and in January 2005, HYD acquired Trendsetter Production Company (Trendsetter), an oil and gas operator in Louisiana that had been under common ownership with HYD. Trendsetter owns working interests in oil and gas leases in the USA.

Principles of Consolidation and Use of Estimates

The accompanying consolidated financial statements include the accounts of Hyperdynamics and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. Certain prior year amounts have been reclassified to conform with the current presentation. The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses at the balance sheet date and for the period then ended. Actual results could differ from these estimates. Significant estimates are required for proved oil and gas reserves, which, as described in Note 17 – Supplemental Oil and Gas Properties Information (unaudited), have a material impact on the carrying value of oil and gas property. Actual results could differ from these estimates and such differences could be material.

Cash, cash equivalents and restricted cash

Cash equivalents are highly liquid investments with an original maturity of three months or less.

Restricted cash at June 30, 2007 consists of a certificate of deposit at a bank that secured a letter of credit serving as the underlying collateral for a Hyperdynamics' lease commitment. The contractual obligation ended and the letter of credit was returned to us on October 31, 2007. There are no restrictions on cash balances as of June 30, 2008.

Accounts receivable, allowance for doubtful accounts and key customers

Hyperdynamics does not require collateral from its customers. The Company establishes provisions for losses on accounts receivable if it determines that it will not collect all or part of the outstanding balance. Accounts receivable are written down to reflect management's best estimate or realizability based upon known specific analysis, historical experience, and other currently available evidence of the net collectible amount. There is no allowance for doubtful accounts as of June 30, 2008 or 2007.

During the fiscal year, two customers, Plains Marketing LLC and Shell Trading, purchased all oil production from our Louisiana properties. The number of oil transporters in Louisiana is limited and this results in a concentration risk.  The loss of both customers could have an adverse effect on Hyperdynamics.

Other Current Assets

As of June 30, 2008, other current assets consist of $133,000 in prepaid insurance and $18,000 in other prepaid expenses, for a total of $151,000.

As of June 30, 2007, other current assets consist of $151,000 in prepaid insurance, $35,000 in other prepaid expenses, and $13,000 of inventory, for a total of $199,000.

Stock subscription receivable was $0 and $5,250,000 as of June 30, 2008 and 2007, respectively. As of June 30, 2007, an investor had exercised warrants to purchase 2,100,000 shares of common stock at $2.50 per share. The stock is reflected as issued on June 30, 2007 and the $5,250,000 is reflected as a stock subscription receivable. The investor paid the exercise price, $5,250,000, on July 2, 2007.

Assets held for sale

Assets held for sale were $31,000 and $0 as of June 30, 2008 and June 30, 2007, respectively. Assets held for sale as of June 30, 2008 consist of one work-over oil rig, which is carried at net book value, which is lower than the net realizable value.

Oil and Gas Properties

Full Cost Method

We account for oil and natural gas producing activities using the full cost method of accounting as prescribed by the United States Securities and Exchange Commission (SEC). Accordingly, all costs incurred in the acquisition, exploration, and development of proved oil and natural gas properties, including the costs of abandoned properties, dry holes, geophysical costs, and annual lease rentals are capitalized. All general and administrative corporate costs unrelated to drilling activities are expensed as incurred. Sales or other dispositions of oil and natural gas properties are accounted for as adjustments to capitalized costs, with no gain or loss recorded unless the ratio of cost to proved reserves would significantly change. Depletion of evaluated oil and natural gas properties is computed on the units of production method based on proved reserves. The net capitalized costs of proved oil and natural gas properties are subject to a full cost ceiling limitation in which the costs are not allowed to exceed their related estimated future net revenues discounted at 10%, net of tax considerations. In accordance with Staff Accounting Bulletin Topic 12.D.3.c., we utilize the prices in effect on a date subsequent to the end of a reporting period in which the full cost ceiling limitation was exceeded at the end of a reporting period.  The application of the full cost method of accounting for oil and gas properties generally results in higher capitalized costs and higher depreciation, depletion and amortization rates compared to the successful efforts method of accounting for oil and gas properties.

Costs Excluded

Costs associated with unevaluated properties are excluded from the full cost pool until we have made a determination as to the existence of proved reserves. We review our unevaluated properties at the end of each quarter to determine whether the costs incurred should be transferred to the full cost pool and thereby subject to amortization.

We assess all items classified as unevaluated property on a quarterly basis for possible impairment or reduction in value. We assess properties on an individual basis or as a group if properties are individually insignificant. The assessment includes consideration of the following factors, among others: intent to drill; remaining lease term; geological and geophysical evaluations; drilling results and activity; the assignment of proved reserves; and the economic viability of development if proved reserves are assigned. We assess our unevaluated properties on a country-by-country basis. During any period in which these factors indicate an impairment, the cumulative drilling costs incurred to date for such property and all or a portion of the associated leasehold costs are transferred to the full cost pool and are then subject to amortization. However, if proved reserves have not yet been established in a full cost pool, these costs are charged against earnings in the respective country. For these international operations where a reserve base has not yet been established, an impairment requiring a charge to earnings may be indicated through evaluation of drilling results, relinquishing drilling rights or other information.

Ceiling Test

The full cost ceiling test is an impairment test prescribed by SEC Regulation S-X Rule 4-10. Under full cost accounting rules for each cost center, capitalized costs of proved properties, less accumulated amortization and related deferred income taxes, shall not exceed an amount (the "cost ceiling") equal to the sum of (a) the present value of future net cash flows from estimated production of proved oil and gas reserves, based on current economic and operating conditions, discounted at 10 percent, plus (b) the cost of properties not being amortized, plus (c) the lower of cost or estimated fair value of any unproved properties included in the costs being amortized, less (d) any income tax effects related to differences between the book and tax basis of the properties involved. If capitalized costs exceed this limit, the excess is charged as an impairment expense. As of June 30, 2008, we have capitalized $3,157,000 in oil and gas properties, which is subject to the ceiling test for impairment. At June 30, 2008, there was no impairment indicated.

Proved reserves

Estimates of our proved reserves included in this report are prepared in accordance with accounting principles generally accepted in the United States of America and SEC guidelines. Our engineering estimates of proved oil and natural gas reserves directly impact financial accounting estimates, including depreciation, depletion and amortization expense and the full cost ceiling limitation. Proved oil and natural gas reserves are the estimated quantities of oil and natural gas reserves that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under period-end economic and operating conditions. The process of estimating quantities of proved reserves is very complex, requiring significant subjective decisions in the evaluation of all geological, engineering and economic data for each reservoir. The accuracy of a reserve estimate is a function of: (i) the quality and quantity of available data; (ii) the interpretation of that data; (iii) the accuracy of various mandated economic assumptions and (iv) the judgment of the persons preparing the estimate. The data for a given reservoir may change substantially over time as a result of numerous factors, including additional development activity, evolving production history and continual reassessment of the viability of production under varying economic conditions. Changes in oil and natural gas prices, operating costs and expected performance from a given reservoir also will result in revisions to the amount of our estimated proved reserves. We utilize independent reserve engineers to estimate our proved reserves.

Property and Equipment, other than Oil and Gas

Property, equipment and a building are stated on the basis of historical cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the assets of 3 - 15 years.

Provision for Impairments of Long-lived Assets

The Company follows Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, by reviewing such assets for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment loss recognized is the excess of the carrying amount over the fair value of the asset. Based on our impairment analysis, during the quarter ended March 31, 2008, we recognized impairment charges of $6,000 on oilfield service equipment.  The equipment was subsequently sold during May 2008. The impairment charge is included in depreciation, depletion, and amortization expense.   We recognized no impairment charge in the year ended June 30, 2007.

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

Our asset retirement obligations represent our best estimate of the fair value of our future abandonment costs associated with our oil and gas properties, including the costs of removal and disposition of tangible equipment, site and environmental restoration. We estimate the fair value of our retirement costs in the period in which the liability is incurred, if a reasonable estimate can be made. The determination of the fair value of an asset retirement obligation generally involves estimating the fair value of the obligation at the end of the property's useful life and then discounting it to present value using a credit adjusted, risk free rate of return. Estimating future asset removal costs is difficult and requires management to make estimates and judgments regarding the expected removal and site restoration costs, timing and present value discount rates. Changes in the estimated useful life and the fair value of the asset retirement obligation are imprecise since the removal activities will generally occur several years in the future and asset removal technologies and costs are constantly changing, as are political, environmental and safety considerations that may ultimately impact the amount of the obligations.

Deferred Rent

Accounting principles generally accepted in the United States of America require rent expense to be recognized on a straight-line basis over the lease term. Rent holidays, rent concessions, rent escalation clauses and certain other lease provisions are recorded on a straight-line basis over the lease term (including one renewal option period if renewal is reasonably assured based on the imposition of an economic penalty for failure to exercise the renewal option). The difference between the rent due under the stated lease agreement compared to that of the straight-line basis is recorded as deferred rent. The short-term portion is the portion which is scheduled to reverse within twelve months of the balance sheet date and it is included in accounts payable and accrued expenses. The long term portion is included in the caption “Deferred rent” under Long term liabilities. At the beginning of our facility lease, we received a free rent period, which began in January 2006 and ended in November 2006. During the free rent period, we recorded $115,000 of deferred rent, which is being amortized over the life of the lease.

Revenue recognition

Revenues from the sale of oil and natural gas are recognized when the product is delivered at a fixed or determinable price, title has transferred, collectability is reasonably assured and evidenced by a contract. We follow the “sales method” of accounting for oil and natural gas revenue, so we recognize revenue on all natural gas or crude oil sold to purchasers, regardless of whether the sales are proportionate to our ownership in the property. A receivable or liability is recognized only to the extent that we have an imbalance on a specific property greater than our share of the expected remaining proved reserves. For oil sales, this occurs when the customer's truck takes delivery of oil from the operators’ storage tanks.

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

In June 2006, the FASB issued Interpretation No. 48 "Accounting for Uncertainty in Income Taxes, and Interpretation of FASB Statement No. 109" (FIN 48). We adopted FIN 48 on July 1, 2007. Under FIN 48, tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon ultimate settlement. Unrecognized tax benefits are tax benefits claimed in our tax returns that do not meet these recognition and measurement standards.

Upon the adoption of FIN 48, we had no liabilities for unrecognized tax benefits and, as such, the adoption had no impact on our financial statements, and we have recorded no additional interest or penalties. The adoption of FIN 48 did not impact our effective tax rates.

Our policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits within income tax expense. For the year ended June 30, 2008, we did not recognize any interest or penalties in our Consolidated Statement of Operations, nor did we have any interest or penalties accrued on our Consolidated Balance Sheet at June 30, 2008 relating to unrecognized benefits.

The tax years 2004-2007 remain open to examination for federal income tax purposes and by the other major taxing jurisdictions to which we are subject.

Stock-Based Compensation

Effective July 1, 2005, we adopted SFAS No. 123R, “Share-Based Payment,” which was issued in December 2004, using the modified prospective transition method. SFAS No. 123R revises SFAS No. 123 “Accounting for Stock Based Compensation,” and supersedes APB No. 25, “Accounting for Stock Issued to Employees,” and its related interpretations. SFAS No. 123R requires recognition in the financial statements of the cost of employee services received in exchange for an award of equity instruments over the period the employee is required to perform the services in exchange for the award (presumptively the vesting period). SFAS No. 123R also requires measurement of the cost of employee services received in exchange for an award based on the grant-date fair value of the award. We account for non-employee share-based awards in accordance with EITF No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquisition, or in Conjunction with Selling, Goods or Services.”

Earnings Per Share

Basic loss per share is computed using the weighted average number of shares of common stock outstanding during each period. Diluted loss per share includes the dilutive effects of common stock equivalents on an “as if converted” basis. For the years ended June 30, 2008, 2007 and 2006, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

Contingencies

Legal

We are subject to legal proceedings, claims and liabilities which arise in the ordinary course of business. We accrue for losses associated with legal claims when such losses are probable and can be reasonably estimated. These accruals are adjusted as additional information becomes available or circumstances change. Legal fees are charged to expense as they are incurred.  See Note 13. Commitments and Contingencies for more information on Legal proceedings.

Environmental

We accrue for losses associated with environmental remediation obligations when such losses are probable and can be reasonably estimated. These accruals are adjusted as additional information becomes available or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted to their present value. Recoveries of environmental remediation costs from other parties are recorded at their undiscounted value as assets when their receipt is deemed probable.

Recently issued accounting pronouncements

 In December 2007, the FASB issued Statement SFAS No. 141, Business Combinations (SFAS 141R), and Statement of Financial Accounting Standards No. 160, Accounting and Reporting of Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51 (SFAS 160). SFAS 141R and SFAS 160 will significantly change the accounting for and reporting of business combination transactions and noncontrolling (minority) interests in consolidated financial statements. SFAS 141R retains the fundamental requirements in Statement 141, Business Combinations, while providing additional definitions, such as the definition of the acquirer in a purchase and improvements in the application of how the acquisition method is applied. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests, and classified as a component of equity. These Statements become simultaneously effective January 1, 2009. Early adoption is not permitted. We do not expect the adoption of this pronouncement to have an immediate impact on our operating results, financial position or cash flows.

In May 2007, the FASB issued FSP No. FIN 48-1, Definition of Settlement in FASB Interpretation No. 48, (FIN 48-1) which amends FIN 48 and provides guidance concerning how an entity should determine whether a tax position is “effectively,” rather than the previously required “ultimately,” settled for the purpose of recognizing previously unrecognized tax benefits. In addition, FIN 48-1 provides guidance on determining whether a tax position has been effectively settled. The guidance in FIN 48-1 is effective upon the initial January 1, 2007 adoption of FIN 48. Companies that have not applied this guidance must retroactively apply the provisions of this FSP to the date of the initial adoption of FIN 48. The Company has adopted FIN 48-1 and no retroactive adjustments were necessary.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115 (SFAS 159), which permits entities to choose to measure many financial instruments and certain other items at fair value (the Fair Value Option). Election of the Fair Value Option is made on an instrument-by-instrument basis and is irrevocable. At the adoption date, unrealized gains and losses on financial assets and liabilities for which the Fair Value Option has been elected would be reported as a cumulative adjustment to beginning retained earnings. If the Company elects the Fair Value Option for certain financial assets and liabilities, the Company will report unrealized gains and losses due to changes in fair value in earnings at each subsequent reporting date. The provisions of SFAS 159 are effective January 1, 2008. We do not expect the adoption of this pronouncement to have an immediate impact our or operating results, financial position or cash flows.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements (SFAS 157), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This pronouncement applies to other standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. The provisions of SFAS 157 are effective for the Company on January 1, 2008. We do not expect the adoption of this pronouncement to have an immediate impact our or operating results, financial position or cash flows.

2. PROPERTY AND EQUIPMENT

A summary of property and equipment as of June 30, 2008 and 2007 is as follows:

		June 30,
		2008	2007
		(in Thousands)
Computer equipment and software	3 years	$128	$170
Office equipment and furniture	5 years	107	107
Vehicles	3 years	290	120
Building	15 years	25	25
Leasehold improvements	3 years	74	68
Land		25	25
Total cost		649	515
Less - Accumulated depreciation		(240)	(149)
Net carrying value		$409	$366

We review assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. As of June 30, 2008 and 2007, there were no impairments of Hyperdynamics' administrative Property and Equipment.

Loss on disposition of assets

During the year ended June 30, 2008, we decommissioned computer equipment with historical cost of $60,000 and a net book value of $18,000, which resulted in a loss on disposition of asset of $18,000 from this equipment.

During the year ended June 30, 2008, Hyperdynamics sold, retired, or removed from service all of its oilfield equipment.  The gain on sales of oilfield service equipment during the year ended June 30, 2008 was $4,000.  Hyperdynamics conducted a physical inventory of oilfield service equipment and concluded that, as of June 30, 2007, oilfield service equipment with a cost basis of $234,000 and a net book value of $104,000 were no longer in service. As a result, we recorded a $104,000 charge for loss on retirement of equipment in the year ended June 30, 2007.

3. INVESTMENT IN OIL AND GAS PROPERTIES

Investment in Oil and Gas properties consist of our concession in offshore West Africa and leaseholds in Louisiana, USA. As of June 30, 2008 and 2007, all costs associated with properties in the USA were included in the amortization base and all costs associated with the concession offshore Guinea were excluded from the amortization base. The following table provides detail of costs (in thousands) to date by country as of June 30:

	Republic of Guinea		USA		Total
	2008	2007	2008	2007	2008	2007

Lease Acquisition Costs	$291	$291	$146	$47	$437	$338

Exploration Costs
Geological and geophysical Cost	7,023	3,988	23	-	7,046	3,988
Drilling	-	-	1,360	829	1,360	829
Development Costs	-	-	1,149	378	1,149	378
Purchased Proved Reserves	-	-	2,398	65	2,398	65
Cost Recovery (sale of working interest)	-	-	(1,161)	(1,161)	(1,161)	(1,161)
Equipment	-	-	-	220	-	220
	7,314	4,279	3,915	378	11,230	4,657
Less: Accumulated
Depletion and Depreciation	-	-	(758)	(174)	(758)	(174)

	$7,314	$4,279	$3,157	$204	$10,471	$4,483

Excluded Costs

Hyperdynamics excludes capitalized costs of unevaluated oil and gas properties from amortization. Currently, geological and geophysical information pertaining to the Guinea is being collected and evaluated and no reserves have been attributed to this concession. The costs associated with such unproved properties of $7,314,000 and $4,279,000 as of June 30, 2008 and 2007, respectively, are excluded from amounts subject to amortization. The majority of the evaluation activities are expected to be completed within the next three years. Hyperdynamics evaluates excluded costs for impairment as discussed in Note 1. As of June 30, 2008, based on our impairment review, there was no impairment indicated for our excluded costs.  See Note 17 for detailed information about the excluded costs.

We incurred $3,035,000 of geological and geophysical costs for our Guinea concession during the year ended June 30, 2008. The costs were incurred as follows: consulting for our Forward Exploration Program of $91,000; payroll costs directly associated with the evaluation of our Guinea concession of $67,000; data purchases of $78,000; costs associated with our 2008 seismic shoot of $2,782,000; and geophysical and geological software for $17,000.

Guinea Assets

On September 22, 2006, we signed a Production Sharing Contract (the “2006 PSC”) with the Republic of Guinea. Under this contract, we have the exclusive right to explore and develop approximately 31,000 square miles off the coast of Guinea. However, upon the passage of a “Project of Law,” a Presidential Decree and a Guinea Supreme Court Ruling, we will be required to surrender our exclusive rights to 64% (approximately 20,000 acres) of the concession. The area ultimately surrendered would be selected by Hyperdynamics, but, we would retain a priority non-exclusive right to participate in the development of the surrendered contract area. The Guinea concession is subject to a 10% overriding royalty interest to the Guinea Government.  Of the remaining 90% of the first production, we will receive 75% of the revenue for cost recovery and Guinea will receive 25%. After cost recovery, revenue will be split as outlined in the table below:

Daily production (b/d)	Guinea Share	HDY Share
From 0 to 2,000	25%	75%
From 2,001 to 5,000	30%	70%
From 5,001 to 100,000	40%	60%
Over 100,001	60%	40%

The Guinea Government may elect to take a 15% working interest in any exploitation area.

All time frames to achieve our exploration work according to the 2006 PSC begin from the effective date of September 22, 2006.  We are required by the 2006 PSC to meet certain milestones on the following timeline:

•
The first exploration period lasts two years, until September 2008. Two one year extensions are available which would extend the first exploration period to a total of four years.  By the terms of the PSC, when we notify the government that we wish to extend an exploration period, it will be automatically granted.  We submitted our extension notification; accordingly, it has been extended to September 2009.  During the first exploration period we are required to acquire, evaluate, and analyze 2D or 3D seismic with an estimated expenditure of $10 million. Fulfilling the work obligation in all cases exempts us from fulfilling any minimum expenditure obligation.  We believe we have completed the work requirements of the first exploration period.

•
The second exploration period starts after the end of the first exploration period, as extended.  The second exploration period lasts four years. One four year extension is available for a total of eight years. During the second exploration period we are required to acquire additional 2D or 3D seismic, evaluate it, and analyze it with an estimated cost of $6 million.  We are also required to drill two exploration wells with minimum well depths of 2,500 meters from the surface of the water. The estimated cost of the wells is $15 million to $20 million each.  Fulfilling the work obligation in all cases exempts us from fulfilling any minimum expenditure obligation. We have the right to perform the second exploration period work, such as drilling, during the first exploration period.  Such work, even though completed during the first exploration period, will accrue to the requirements in the second exploration period.

•
We can secure as many “Exploitation Areas”, in shapes defined by us, as we discover to be capable of commercial production.  Each Exploitation Area, defined as a contiguous block surrounding a discovery, shall be 500 square kilometers in size. Each Exploitation Area is held for an initial period of twenty-five (25) years.  If we show the area remains productive after the initial period, we will get two additional extensions for ten years each so the total exploitation period becomes effectively forty-five (45) years.  Each well has its own exploitation period that starts when it begins producing.

Under the provisions of the agreement, if we take all of the extensions available to us and complete the work requirements, the first exploration period will expire in September 2010 and the second exploration period expires in September 2018.  We believe we have met the work requirements of the first exploration period, but we have nevertheless requested and received an extension of the first exploration period.

Oil and Gas Properties

During July 2007, we purchased an 85% working interest in various oil wells, leases, and oil and gas equipment in Louisiana, USA (“RABB properties”). In connection with the acquisition, we paid $1,308,000 in cash and issued 200,000 shares of common stock valued at $559,000. We issued 100,000 shares of common stock in June 2007 as a deposit and the remaining 100,000 shares of common stock upon closing of the acquisition in July 2007. The stock was valued using the quoted price of our common stock on the date the stock was granted and was included in the purchase price, which was allocated to properties in the full cost pool based on the estimated fair value of the individual properties. There was no allocation of the purchase price to unproved properties acquired. The final estimate of the asset retirement obligation associated with the acquisition of these properties was $407,000.

Under the purchase agreement, the seller remained the operator of the properties and retained a 15% working interest therein; however, we are required to pay 100% of all working interest costs, including work-over and new development and exploration costs, up to $4,000,000 (“Promised Funds”) over the eighteen months ending  December 31, 2008. After the Promised Funds have been invested, working interest costs, except the cost of new drilling, will be shared pro rata according to the working interest percentage. We will continue to pay 100% of the costs of any new drilling performed on these properties. New drilling is defined as all activities directly involved in the drilling, completing, and/or abandonment of new wells up to the point of production capability. The Promised Funds investment obligation was completed in July 2008.

The properties that were purchased are subject to overriding royalty interests of up to 27.46%. Accordingly, Hyperdynamics holds net revenue interests of approximately 61.66% in the properties.

As of June 30, 2008, we have capitalized $3,157,000 in oil and gas properties, net of depletion, which is subject to the full cost ceiling test for impairment. At June 30, 2008, there was no impairment indicated.

Pro Forma Results

The acquisition of the RABB Properties occurred on July 1, 2007. Accordingly, the results of operations for the full year ended June 30, 2008 include the results of the RABB Properties.

The unaudited pro forma results presented below for the year ended June 30, 2007  have been prepared to give effect to the purchase of the RABB Properties described above as if it had been consummated on July 1, 2006. The unaudited pro forma results do not purport to represent what our results of operations actually would have been if this acquisition had been completed on such date or to project our results of operations for any future date or period.

Pro Forma:
Year ended June 30, 2007
Revenue	$1,589,000
Loss from operations	20,979,000
Net loss chargeable to common shareholders	23,949,000
Loss per share, basic and diluted	$0.50

4. ASSET RETIREMENT OBLIGATIONS

The following is a reconciliation of our asset retirement obligation liability as of June 30, 2008 and 2007:

	2008	2007
	(in Thousands)

Asset retirement obligation, beginning of period	$128	$12
Liabilities incurred	428	-
Liabilities settled	(22)	-
Revisions of estimates	138	115
Accretion of discount	58	1
Asset retirement obligation, end of period	$730	$128

Of the asset retirement obligation incurred, $407,000 was incurred in the acquisition of the Rabb properties and $21,000 was incurred when we drilled a new well and completed development work on our leases.

5. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of June 30, 2008 and 2007 include the following:

	2008	2007
	(in Thousands)
Accounts payable	$2,154	$679
Accrued payroll	29	30
Accrued insurance	144	153
Taxes payable	50	17
Deferred rent	16	16
	$2,393	$895

6. ACCOUNTS PAYABLE SEISMIC DATA

In February 2003, SCS agreed to pay $650,000 to Offshore Seismic Surveys, Inc. (OSS), an offshore seismic company, in exchange for OSS agreeing to release SCS from the $550,000 due to OSS for the Guinea seismic data and to accept a deferred payment arrangement. The additional $100,000 was charged to interest expense in 2003. OSS maintains a lien on the ownership and sale of 1,000 kilometers of the seismic data acquired in 2002, as security for the $650,000.

Any user license sales proceeds generated from user licenses of the this data shall first go to payoff the $650,000 liability at a rate of 90 percent of gross user license sales proceeds for OSS and 10 percent to SCS until the $650,000 is paid in full. Any funding arrangement SCS enters into with respect to the Guinea PSC, whereby all rights and obligations under the PSC are transferred, shall cause the $650,000 to become immediately due upon signing and funding of such agreement. The payable is accrued at June 30, 2008. The agreement does not provide for interest payments.  Accordingly, we have not accrued interest on this payable.

7. SHORT TERM NOTES PAYABLE AND LONG TERM DEBT

Short term notes payable and long term debt as of June 30, 2008 and 2007 consist of the following:

	2008	2007

Short term note payable	$-	$240,000
Installment notes payable	118,000	135,000
YA Global
Gross	2,000,000	-
Unamortized discount	(402,000)	-
Net	1,598,000	-
Total short term notes payable and long term debt	1,716,000	375,000
Less: current portion	(401,000)	(375,000)
Long term debt as of June 30, 2008	$1,315,000	$-

Short term notes payable

During the year ended June 30, 2008, Hyperdynamics repaid an installment note payable for legal settlement that was originally payable in six monthly installments of $40,000 each. The original amount of the note was $240,000. The noteholder accepted $230,000 in full payment of the note, resulting in a gain on the settlement of debt of $10,000.

Installment notes payable

During the year ended June 30, 2008, Hyperdynamics entered into an installment note payable in the amount of $30,000 for the purchase of a vehicle. The note bears imputed interest of 10% per annum and is payable in installments of principal and interest of $600 per month for 60 months and is secured by the vehicle. As of June 30, 2008, the net amount outstanding on this note was $26,000.

During the year ended June 30, 2008, Hyperdynamics financed four insurance policies for an aggregate amount of $143,000. The notes are payable over nine months from inception in installments of approximately $15,000 per month. As of June 30, 2008, the net amount outstanding on these notes was $92,000.

YA Global

On February 6, 2008, Hyperdynamics entered into a financing agreement (the Financing Agreement) with YA Global Investments, LP (“YA Global”). Under the Financing Agreement, we would issue, and YA Global would purchase, up to $3,000,000 of notes. On February 6, 2008, we completed the first closing and issued $911,000 of notes under the Financing Agreement. We issued an additional $1,089,000 of notes in March 2008, and the remaining $1,000,000 of notes were not issued.

We issued an aggregate 94,899 shares of common stock and a total of 550,000 warrants with an exercise price of $2.00 per share on February 6, 2008 in connection with the first closing. The exercise price of the warrants is subject to “reset” provisions in the event we subsequently issue common stock, stock warrants, stock options or convertible debt with a stock price, exercise price or conversion price lower than $2.00. If these provisions are triggered, YA Global will receive warrants to purchase additional shares of common stock and a reduction in the exercise price of all their warrants.  A repricing event occurred on May 12, 2008, resulting in additional interest expense of $277,000, as computed using the Black-Sholes option pricing model (See Note 10).  The following table details the significant assumptions used to computing the fair market values of warrants granted in this transaction:

2008
Risk-free interest rate	2.67%
Dividend yield	0%
Volatility factor	99.74%
Expected life (years)	5

Notes issued under this arrangement are collateralized by substantially all of the assets of Hyperdynamics and its subsidiaries, except the assets of SCS Corporation and SCS Guinea. Further, this new agreement limits our ability to draw down on our equity line of credit with Dutchess Capital, which expires in February 2009.

We issued $2,000,000 of notes under the arrangement and received net proceeds of $1,885,000. The notes carry an annual interest rate equal to 20% and mature on July 6, 2010. The notes will be repaid in monthly installments of $50,000 and interest installments will also be paid monthly on the outstanding balance. Interest installments commenced on May 31, 2008 and principal installments commence on September 1, 2008. At our option, we can redeem the notes at an earlier date and pay an “early redemption premium” of 15% of the principal amount being redeemed.

Hyperdynamics repaid the notes on September 12, 2008 (See Note 15).

The note agreement contains several default provisions. Events of default include non-payment of principal or interest, default on notes payable to other parties where the notes exceed $250,000, bankruptcy, delisting from a stock exchange in which our stock is quoted; any change of control transaction; and various other default provisions. Upon default, the notes become immediately due and payable. In addition, any time following an event of default, the notes become convertible at the option of the holder into shares of the Company’s common stock. The conversion price is equal to the lesser of $2.00 or 70% of the lowest closing bid price of the common stock during the 15 consecutive trading days prior to the conversion date. At the inception of the notes, the potential intrinsic value of the contingent conversion feature was $1,453,000.

In the event we issue or sell shares of common stock at a price that is less than the conversion price, the conversion price is automatically reset to the new lower price. The maximum aggregate number of shares issuable under the notes is approximately 20% of the number of shares outstanding as of the date we entered into the transaction, or approximately 11,000,000 shares, unless we obtain shareholder approval to exceed this limit. In accordance with our agreement, we have reserved 11,000,000 shares.

Hyperdynamics has evaluated the warrants for derivative accounting consideration under SFAS 133 and EITF 00-19. We have concluded that the warrants meet the criteria for classification in stockholders' equity under SFAS 133 and EITF 00-19. Therefore, derivative accounting is not applicable for the warrants.

The fair value of the investment was allocated among the notes, common stock, and warrant as follows:

Relative fair value of warrants	$276,000
Relative fair value of stock	70,000
Relative fair value of note payable	1,654,000

The relative fair value of the warrants, stock, and financing costs of $115,000 were recorded as a discount to the notes. These discounts, totaling $461,000, will be amortized and charged to interest expense over the life of the notes using the effective interest rate method. As of June 30, 2008, $59,000 of the discount had been amortized. The effective interest rate on the notes, including the discount, is 37%.

Future minimum debt payments

Year ending June 30:

2009	$597,000
2010	606,000
2011	906,000
2012	7,000
2,000
Total minimum payments required	$2,118,000

Gain on settlement

Gain on settlement of debt is $10,000, $28,000, and $135,000 in the years ended June 30, 2008, 2007, and 2006, respectively.  The gain on settlement in 2008 arises from the early repayment of a short term note payable, as described above.  The gain on settlement in 2007 and 2006 occurred because of negotiated settlements with two different vendors.

8. INCOME TAXES:

Income taxes are not due since Hyperdynamics has had losses since inception. Hyperdynamics has net operating loss carryforwards of approximately $34,000,000 at June 30, 2008.  Components of deferred tax assets as of June 30, 2008, 2007 and 2006 are as follows:

	2008	2007	2006
Net operating loss carryforward	$11,564,000	$9,566,000	$6,393,000
Valuation allowance for deferred tax assets	(11,564,000)	(9,566,000)	(6,393,000)
Net deferred tax asset	$-	$-	$-

The deferred tax asset generated by the loss carry-forward has been fully reserved due to the uncertainty that the Company will be able to realize the benefit from it.

Internal Revenue Section 382 restricts the ability to use these carryforwards whenever an ownership change as defined occurs. Hyperdynamics incurred such an ownership change on January 14, 1998 and again on June 30, 2001.  As a result of the first ownership change, Hyperdynamics' use of net operating losses as of January 14, 1998 of $949,000 are restricted to $151,000 per year. The availability of losses from that date through June 30, 2001 of $3,313,000 are restricted to $784,000 per year. Losses in fiscal 2002 and beyond are not restricted. The net operating loss carryforwards expire from 2011 to 2028.

The difference between the statutory tax rates and our effective tax rate is due to the valuation allowance applied against our deferred tax assets generated by net operating losses.

9. SHAREHOLDERS' EQUITY:

Series A Preferred Stock

In January 2000, we issued 3,000 shares of Series A Convertible Preferred Stock for net proceeds of $2,604,190. The stated value is $1,000 per share and par value is $.001. This series is non-voting and has a dividend rate of 4%, payable at conversion in either cash or shares of common stock, at Hyperdynamics' option. During 2000 and 2001, 1,055 shares were converted to common stock. As a result, 1,945 shares remain outstanding at June 30, 2008. By terms of the original agreement, the preferred shares are convertible into Hyperdynamics' common stock at a price equivalent to the lower of the trading price when purchased of $5.25 or 80% of the current 5-day trading average. All or any of the stock may be converted at any time at the holder's option. According to the terms of the agreement, all preferred shares outstanding as of January 30, 2002 were to be automatically converted to common stock. If the Series A stock had been converted at that time, approximately 4,862,000 shares of common stock would have been issued. This conversion did not occur because of legal claims filed by both the Series A shareholders and Hyperdynamics against each other. Remaining conversions, if any, would be determined by the outcome of the lawsuit further described in Note 13.

Since the outcome was not known and no conversion had been effected, Hyperdynamics continued to accrue dividends on the 1,945 shares through September 30, 2004. Management evaluated the accrual as of September 30, 2004 and determined the accrual should be discontinued. Management reevaluates the accrual periodically and considers the current accrual to be adequate to cover the liability, if any, pursuant to the lawsuit.

As of June 30, 2008, $372,000 in dividends had been accrued, which represents accruals through September 30, 2004. No dividends have been accrued in 2008 or 2007.

Series B Preferred Stock

On May 31, 2001, we issued 2,725 shares of Series B Convertible Preferred Stock in connection with the acquisition of SCS Corporation. Series B stockholders are related parties (see note 14). The stated value is $1,000 per share and the par value is $0.001. Each Series B share may vote 7,408 common shares for a total of 20,186,800 votes. The shares are convertible to common stock at the lesser of $0.135 or 50% of the current 5- day average trading price. Management evaluated the conversion feature of these preferred shares under FAS 133 and EITF 00-19 to determine whether the instruments contained the characteristics of a liability. Because these preferred shares are held by family members of our Chief Executive Officer, who had agreed not to convert the stock at values lower than $0.135, management concluded that the conversion of these shares is within the control of management and are not considered a derivative liability under FAS 133 and EITF 00-19.

Series B stockholders are entitled to a 4% cumulative dividend on the stated value, which is payable only upon conversion of the preferred stock. Dividends may be paid in stock or cash at Hyperdynamics' option. In each of the years ended 2008, 2007, and 2006, dividends of $99,000, $109,000 and $109,000 were accrued. The resulting balance in accrued dividends was $343,000, $245,000, and $136,000 as of June 30, 2008, June 30, 2007 and June 30, 2006, respectively.

As of June 30, 2007, 2,487 shares of preferred stock remained outstanding after conversion of 238 shares into 1,762,962 shares of common stock during June 2007.

During March 2008, a related party converted 27 shares of Series B Preferred Stock into 200,000 shares of common stock. During May 2008, 13.5 shares of Series B Preferred Stock were converted into 100,000 shares of common stock. As a result, 2,446.5 shares of Series B Preferred Stock remain outstanding.

If all Preferred Series A and B shares were converted as of June 30, 2008, based on the then-market price of the stock, total common shares outstanding would be approximately 77,982,723 shares.

Common stock, options, and warrants

For exercise of options for cash:

During the year ended June 30, 2008, options to purchase 2,500 shares of common stock at $2.15 per share were exercised for gross proceeds of $6,000.

For exercise of options for cash, related party:

A related party exercised options to purchase 50,000 shares of common stock at $2.00 per share for proceeds of $100,000.

For exercise of warrants for cash:

Warrants to purchase 544,000 shares of common stock at $1.00 per share were exercised for gross proceeds of $544,000.

For cashless exercise of options:

We issued 1,923 shares of common stock upon the cashless exercise of options to purchase 9,052 shares of common stock.

For cashless exercise of options, related party:

During the year ended June 30, 2008, two officers of the company exercised their options to purchase stock at $.23 per share. We issued 738,251 shares of common stock upon the cashless exercise of these options to purchase 800,000 shares of common stock.

For cashless exercise of warrants:

We also issued 119,389 shares of common stock to an investor upon the cashless exercise of warrants to purchase 142,000 shares of common stock.

For services:

During the year ended June 30, 2008, Hyperdynamics issued 417, 894 shares of common stock for services rendered by consultants, employees, and independent members of the board of directors with a total value of $758,000. Services were valued using the market close price on the date of grant.

For  purchase of working interests:

100,000 shares of common stock were issued for the purchase of the Rabb oil & gas properties in Louisiana. They were valued at $2.85 per share for $285,000.

For stock  payable:

During the year ended June 30, 2008, Hyperdynamics issued 30,000 shares of common stock for services earned by a consultant during June 2007.  The value of the services, $95,000, was determined using the market close price on the date the award was earned and accrued as of June 30, 2007.

For cash:

In July 2007, an investor purchased 48,160 shares of common stock for $135,000 cash when we exercised a put on our Dutchess equity line of credit.  This line of credit expires in February 2009.

During May 2008, Hyperdynamics placed a registered direct offering. In the offering, an investor purchased 2,424,243 shares of common stock and 2,243,243 warrants with an exercise price of $3.27 per share expiring in May 2015 for $4,000,000. Hyperdynamics has evaluated the warrants for derivative accounting consideration under SFAS 133 and EITF 00-19. We have concluded that the warrants meet the criteria for classification in stockholders' equity under SFAS 133 and EITF 00-19. Therefore, derivative accounting is not applicable for the warrants.

Offering costs were $375,000, resulting in net proceeds of $3,625,000. We determined the fair value of both the common stock and warrants as of the date the transaction was initially entered into. The fair value of the common stock was the market price at the closing date, while the fair value of the warrants was determined by the Black-Scholes method. The following table details the significant assumptions used to computing the fair market values of warrants granted in this transaction:

2008
Risk-free interest rate	3.33%
Dividend yield	0%
Volatility factor	121.65%
Expected life (years)	7%

 Hyperdynamics allocated the proceeds between the warrants and the stock based on the relative fair values as follows:

Relative fair value of warrants	$1,889,000
Relative fair value of stock	$2,111,000

Other items affecting equity

Discount on convertible debt

In conjunction with the YA financing, we issued 94,899 shares of common stock and warrants to purchase 550,000 shares of common stock  (See Note 7). The relative fair values of the stock and warrants, $346,000, was recorded as a discount to the note.

Employee stock options

During the year ended June 30, 2008, we granted options to purchase 1,047,500 shares of common stock to Hyperdynamics employees and directors.   The compensation cost associated with employee stock options which vested during the year ended June 30, 2008 was $1,138,000 including capitalized costs of $11,000. (See Note 11).

Warrant repricings

Warrants, which were owned by a related party, to purchase 3,480,000 shares of common stock at $2.40 per share were modified by reducing the exercise price from $2.40 per share to $1.65 per share, resulting in settlement expense of $241,000.  (See Note 10).

Warrants, originally issued in conjunction with convertible debt, which was outstanding at the time of modification, were modified by reducing the exercise price from $2.00 per share to $1.65 per share.  This resulted in interest expense of $277,000. (See Note 10).

Warrants, originally issued in conjunction with convertible debt, which had been converted at the time of modification, were modified by reducing the exercise price from $2.50 per share to $1.00 per share.  This resulted in a deemed dividend of $153,000. (See Note 10).

10. WARRANT REPRICINGS

Hyperdynamics repriced warrants three times during the year.

In December 2007, Hyperdynamics modified the terms of certain warrants previously issued in June 2006 in connection with the sale of convertible debt. All of the convertible debt was converted prior to the modification. The price of the warrants was reduced from $2.50 to $1.00. The modification resulted in a deemed dividend of $153,000, which was calculated using the Black-Scholes method. The following table details the significant assumptions used to compute the fair market values of the modification to these warrants:

	Before	After
Risk-free interest rate	3.12%	3.12%
Dividend yield	0%	0%
Volatility factor	96.41%	96.41%
Remaining term (years)	3.5	3.5

In May 2008, the Company modified the terms of certain warrants previously issued to YA Global during February 2008. According to the YA warrant agreement, the warrant exercise price and the number of shares of common stock issuable would be adjusted under certain circumstances. The stock issued for cash during May 2008 was priced at $1.65 per share, which triggered these contractual provisions. Accordingly, the price of the YA warrants was reduced from $2.00 to $1.65 and the number of shares issuable increased from 550,000 to 666,000. The modification resulted in additional expenses of $277,000, which was calculated using the Black-Scholes method. The following table details the significant assumptions used to compute the fair market values of the warrant modification:

	Before	After
Risk-free interest rate	2.98%	2.98%
Dividend yield	0%	0%
Volatility factor	94.88%	94.88%
Expected life (years)	4.7	4.7

In May 2008, the company also modified the exercise price of certain warrants previously issued during June 2007 to settle a lawsuit.  Related parties had acquired the warrants subsequent to the settlement of the suit.  The warrant agreement specifies that the exercise price will be adjusted if Hyperdynamics issues warrants at a price lower than the existing exercise price. The modification of the exercise price of YA warrants triggered this provision and the price of the warrants was reduced from $2.40 to $1.65. The modification resulted in additional settlement expense of $241,000, which was calculated using the Black-Scholes method. The following table details the significant assumptions used to compute the fair market values of warrants to purchase 3,480,000 shares of common stock modified in May 2008:

	Before	After
Risk-free interest rate	2.98%	2.98%
Dividend yield	0%	0%
Volatility factor	113.22%	113.22%
Expected life (years)	6.10	6.10

11. STOCK OPTIONS AND WARRANTS

Hyperdynamics has two stock award plans: the 1997 Stock and Stock Option Plan (“1997 Plan”) and the 2008 Stock and Stock Option Plan (“2008 Plan”). The 1997 Plan provides for the grant of common stock, incentive stock options and /or non qualified stock options or warrants to purchase the common stock of the company to selected employees, directors, officers, agents, consultants, attorneys and advisors of the company. The shares of common stock, options, or warrants may be granted under this plan only within 20 years from the effective date of the plan, as amended. A maximum of 14,000,000 shares are issuable under the 1997 Plan.

The 2008 Plan provides for grant of shares of common stock or incentive stock options and/or nonqualified stock options or warrants to purchase the common stock of the company to selected employees, directors, officers, agents, consultants, attorneys, vendors and advisors of the company or of any parent or subsidiary thereof. The shares of common stock, options, or warrants may be granted under this plan only within 10 years from the effective date of this plan. A maximum of 3,000,000 shares are issuable under the 2008 Plan.

These plans provide a means to attract and retain the services of participants and also to provide added incentive to such persons by encouraging stock ownership in the company. Plan grants are administered by the Compensation Committee, who have substantial discretion to determine which persons, amounts, time, price, exercise terms, and restrictions, if any. Options granted generally are exercisable immediately as of the effective date of the option grant.

The fair value of each option or warrant award is estimated using the Black-Scholes valuation model. Expected volatility is based solely on historical volatility of our common stock over the period commensurate with the expected term of the stock options. We rely solely on historical volatility as we do not have traded options. The expected term calculation for stock options is based on the simplified method as described in the Securities and Exchange Commission Staff Accounting Bulletin number 107. We use this method because we do not have sufficient historical information on exercise patterns to develop a model for expected term. The risk-free interest rate is based on the U. S. Treasury yield in effect at the time of grant for an instrument with a maturity that is commensurate with the expected term of the stock options. The dividend yield rate of zero is based on the fact that we have never paid cash dividends on our common stock and we do not intend to pay cash dividends on our common stock.

Additionally, from time to time, Hyperdynamics issues non-compensatory warrants, such as warrants issued to investors.

2008 Restricted Stock Award Plan

During the year ended June 30, 2008 no options or warrants were issued under the plan.

1997 Stock and Stock Option Plan

Options granted to employees and directors:

The following table provides information about options granted during the years ended June 30,

	2008	2007	2006
Number of options granted	1,047,500	1,126,999	640,000
Compensation expense recognized	$1,127,000	$1,089,000	$381,000
Compensation cost capitalized	11,000	-	-
Weighted average fair value of options	$2.34	$3.89	$1.30

The following table details the significant assumptions used to compute the fair market values of employee stock options granted:

	2008	2007	2006
Risk-free interest rate	1.62-4.97%	5%	1.50-2.50%
Dividend yield	0%	0%	0%
Volatility factor	75-109%	105-107%	124%
Expected life (years)	1-1.5	1-1.5	2

At June 30, 2008, there was $105,000 of unrecognized compensation costs related to non-vested share based compensation arrangements granted to employees under the plan.

Summary information regarding employee stock options issued and outstanding as of June 30, 2008 is as follows:

	Options	Weighted Average Share Price	Aggregate intrinsic value	Weighted average remaining contractual life (years)
Outstanding at year ended June 30, 2005	-	-
Granted	640,000	$1.30
Exercised	(5,000)	1.55
Expired	-	-
Outstanding at year ended June 30, 2006	635,000	1.3	508,000	1.51
Granted	1,126,999	$5.05
Exercised	(152,000)	1.72
Expired	-	-
Outstanding at year ended June 30, 2007	1,609,999	$3.89	1,413,000	2.09
Granted	1,047,500	$2.34
Exercised	(54,423)	2.01
Expired	(364,380)	2.38
Outstanding at year ended June 30, 2008	2,238,696	$3.45	$320,000	1.79

Options outstanding and exercisable as of June 30, 2008
Exercise Price	Outstanding Number of Shares	Remaining Life	Exercisable Number of Shares
$1.00 - $1.49	360,000	1 year or less	360,000
$1.00 - $1.49	52,500	2 years	52,500
$1.00 - $1.49	70,000	3 years	70,000
$1.50 - $1.99	40,000	1 year or less	40,000
$1.50 - $1.99	45,000	2 years	45,000
$1.50 - $1.99	75,000	3 years	75,000
$2 - $2.49	40,000	1 year or less	40,000
$2 - $2.49	348,447	2 years	348,447
$2 - $2.49	170,000	3 years	170,000
$2.50 - $2.99	40,000	1 year or less	40,000
$2.50 - $2.99	105,000	2 years	105,000
$2.50 - $2.99	187,749	3 years	187,749
$3 - $3.50	40,000	2 years	40,000
$3 - $3.50	65,000	3 years	65,000
$5.00	300,000	3 years	-

$10.00	300,000	3 years	-
	2, 238,696		1,638,696

Options outstanding and exercisable as of June 30, 2007
Exercise Price	Outstanding Number of Shares	Remaining Life	Exercisable Number of Shares
$1.00 - 1.49	400,000	1 year	400,000
$1.50 - 1.99	40,000	2 years	40,000
$2.00 - 2.49	155,000	1 year	155,000
$2.00 - 2.49	179,999	2 years	179,999
$2.00 - 2.49	130,000	3 years	130,000
$2.50 - 2.99	40,000	1 year	40,000
$2.50 - 2.99	65,000	2 years	65,000
$5.00	300,000	3 years	-
$10.00	300,000	3 years	-
	1,609,999		1,009,999

Warrants granted to consultants:

The following table provides information about warrants granted to consultant using the 1997 Stock and stock option plan during the years ended June 30,

	2007	2006
Number of warrants granted	131,778	-
Compensation cost recognized	$195,000	$190,000	(1)
Weighted average fair value of warrants	$2.38	$1.18

(1)	Vesting of an award that was granted during the year ended June 30, 2004.

During 2008, Hyperdynamics did not grant any warrants to consultants.

The following table details the significant assumptions used to computing the fair market values of warrants granted to consultants:

	2007	2006
Risk-free interest rate	5%	2.50%
Dividend yield	0%	0%
Volatility factor	98-107%	114%
Expected life (years)	1	3.5

Warrants granted to consultant – related party:

The following table provides information about warrants granted to Michael Watts, the brother of Hyperdynamics’ CEO, Kent Watts, during the years ended June 30,

	2007	2006
Number of warrants granted	1,500,000	-
Compensation cost recognized	$4,227,000	$284,000	(1)
Weighted average fair value of warrants	$2.81	$1.18

(1)	Vesting of an award that was granted during the year ended June 30, 2004.

During 2008, Hyperdynamics did not grant any warrants to Mr. Watts.

The following table details the significant assumptions used to compute the fair market values of warrants granted to consultant – related party:

	2007	2006
Risk-free interest rate	5%	2.50%
Dividend yield	0%	0%
Volatility factor	134%	114%
Expected life (years)	3	3.5

As of June 30, 2008, there was $28,000 of unrecognized compensation expenses associated with outstanding warrants.  No cash proceeds were received from the exercise of compensatory warrants during the year ended June 30, 2008.

The following table summarizes information about share-based payment arrangements to employees and non-employees.

	2008	2007	2006
Total compensation cost recognized in net loss	$1,885,000	$6,085,000	$1,556,000
Recognized tax benefits related to compensation costs (1)	-	-	-
Capitalized share based compensation cost	11,000	-	37,000
Cash received from exercise of share options	106,000	19,000	-
Tax benefits realized from option exercises(1)	-	-	-

(1)
Because Hyperdynamics has sustained losses, any tax benefits associated with share-based compensation payment arrangements are deferred.  Hyperdynamics’ valuation allowance has offset any potential tax benefit.  (See Note 8).

Warrants

In addition to the compensatory warrants granted, as discussed above, Hyperdynamics issued or modified the following warrants during the year ended June 30, 2008:

In December 2007, Hyperdynamics modified the terms of warrants to purchase 544,000 shares.  The exercise price of the warrants was reduced from $2.50 per share to $1.00 per share (See Note 10).  The warrants were subsequently exercised for cash.

In February 2008, Hyperdynamics issued 550,000 warrants with an exercise price of $2.00 per share in connection with the first closing of notes payable to YA Global (see Note 7).

In May 2008, Hyperdynamics issued 2,424,243 warrants at an exercise price of $3.27 per share in conjunction with the sale of stock  (See Note 9).

In May 2008, Hyperdynamics modified the terms of the warrants to purchase 550,000 shares previously issued to YA Global.  Under the modification, the warrants price was reduced from $2.00 per share to $1.65 per share and YA Global received warrants to purchase an additional 116,000 shares exercisable at $1.65 per share (See Note 10).

In May 2008, Hyperdynamics modified the terms of warrants to purchase 3,480,000 shares.  Under the modification, the exercise price of the warrants was reduced from $2.40 per share to $1.65 per share (See Note 10).

Summary information regarding common stock warrants issued and outstanding as of June 30, 2008 is as follows:

	Warrants	Weighted Average Share Price	Aggregate intrinsic value	Weighted average remaining contractual life(years)
Outstanding at year ended June 30, 2005	6,611,903	$1.27
Granted	2,600,000	2.72
Exercised	(1,630,000)	0.62
Expired	(10,000)	0.28
Outstanding at year ended June 30, 2006	7,571,903	$1.90	3,680,000	1.99
Granted	17,224,344	3.13
Exercised	(3,093,809)	1.87
Expired	(11,589,655)	3.36
Outstanding at year ended June 30, 2007	10,112,783	$2.46	8,209,000	4.04

Granted	7,664,909	$2.14
Exercised	(1,401,640)	0.55
Expired	(4,658,360)	2.33
Outstanding at year ended June 30, 2008	11,717,692	$2.54	$346,000	4.42

Warrants outstanding and exercisable as of June 30, 2008

Exercise Price	Outstanding Number of Shares	Remaining Life	Exercisable Number of Shares
$0.25	125,000	1 year or less	125,000
$1.65	666,666	5 years	666,666
$1.65	3,480,000	6 years	3,480,000
$2.50	3,471,783	1 year or less	3,471,783
$3.27	2,424,243	7 years	2,424,243
$4.00	1,500,000	6 years	1,500,000
$5.00	50,000	3 years	-
	11,717,692		11,667,692

Warrants outstanding and exercisable as of June 30, 2007

Exercise Price	Outstanding Number of Shares	Remaining Life	Exercisable Number of Shares
$.23	800,000	1 year or less	800,000
$.25	125,000	1 year	125,000
$0.50	142,000	1 year or less	142,000
$2.40	3,480,000	7 years	3,480,000
$2.50	544,000	5 years	544,000
$2.50	3,471,783	2 year	3,471,783
$4.00	1,500,000	7 years	1,500,000
$5.00	50,000	3 years	-

	10,112,783		10,062,783

12. SEGMENT INFORMATION

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

The following tables summarize certain balance sheet and income statement data about Hyperdynamics' reportable segments and corporate overhead:

Balance Sheet Data (in Thousands)
	SCS	HYD	Corporate	Total
Segment assets as of June 30, 2008	$7,590	$3,774	$1,586	$12,950
Segment assets as of June 30, 2007	4,467	804	6,209	11,480

Year ended June 30, 2008 (in Thousands)
	SCS	HYD	Corporate	Total
Revenues from external customers	-	$2,899	-	$2,899
Depreciation, Depletion and Amortization	85	731	40	856
Loss from Operations	(3,883)	(1,075)	(4,087)	(9,045)
Expenditures for long-lived assets	3,174	3,401	14	6,589

Year ended June 30, 2007 (in Thousands)
	SCS	HYD	Corporate	Total
Revenues from external customers	-	$1,006	-	$1,006
Depreciation, Depletion and Amortization	26	164	31	221
Loss from Operations	(2,859)	(9,931)	(7,548)	(20,338)
Expenditures for long-lived assets	319	85	153	557

Year ended June 30, 2006 (in Thousands)
	SCS	HYD	Corporate	Total
Revenues from external customers	-	$615	-	$615
Depreciation, Depletion and Amortization	31	116	20	167
Loss from Operations	(825)	(2,034)	(2,460)	(5,319)
Expenditures for long-lived assets	93	450	11	554

13. COMMITMENTS AND CONTINGENCIES

LITIGATION AND OTHER LEGAL MATTERS

From time to time, Hyperdynamics and its subsidiaries are involved in business disputes that may occur in the ordinary course of business. Hyperdynamics is unable to predict the outcome of such matters when they arise. Other than disputes currently disclosed under litigation, the Company is unaware of any other disputes that exist and does not believe that the ultimate resolution of such matters would have a material adverse effect on the financial statements of Hyperdynamics.

Wellington Lawsuit

On April 9, 2001, holders of our Series A preferred stock claimed that we did not carry out conversion of Series A preferred stock to common stock resulting in damages. In November 2001, we filed a countersuit against the holders of our Series A preferred stock claiming damages related to multiple breaches of the original preferred share agreement, including actions by the holders of our Series A preferred stock to manipulate our common stock through prohibited short selling. Wellington’s suit was dismissed in June 2004; however, we are subject to certain counterclaims from our November 2001 lawsuit. The counterclaimants allege that Hyperdynamics and its Officers and Directors breached their fiduciary duties to shareholders and committed other acts. We intend to continue to vigorously pursue damages and defend all counterclaims. Management considers a loss from this case remote.

Dixon Lawsuit

Hyperdynamics is a party to a lawsuit involving damages sustained by an investor when there was a delay in removing a restrictive legend from the investor’s stock. In conjunction with the lawsuit, Hyperdynamics has entered into an agreed settlement with the plaintiff. Under the agreement, liability to the plaintiff is contingent upon the outcome of certain appeals in the case. If Hyperdynamics and the plaintiff lose in the appeals, Hyperdynamics will be obligated to pay $240,000, payable in installments of $10,000 per month for 24 months. If the appeals are successful, Hyperdynamics and the plaintiff will seek to recover its damages, costs and attorneys fees from other defendants in the case. Hyperdynamics would have no further liability. Because of recent developments in this case, management considers a loss from this case probable. As of June 30, 2008, the amount of the settlement agreement, $240,000, is accrued.

Ashley Lawsuit

Trendsetter Production Company was named in a lawsuit, Raymond Thomas et al v. Ashley Investment et al. The case is an environmental cleanup case involving wells operated by Trendsetter prior to our acquisition of the company. All operators in two fields, about fifty separate defendants, are named in the suit. The case is in the early discovery stage and our attorneys are developing strategies to defend the suit. We believe a loss from this case is possible; however, the loss or range of loss cannot be reasonably estimated.

USOil Lawsuit

In August 2007, USOil Corporation re-filed a previously dismissed lawsuit claiming it was the actions or omissions of SCS that caused the 2002 PSA to be cancelled by the Guinea Government. USOil’s allegations are blatantly false and unfounded. In addition to denying all claims, SCS filed a counterclaim seeking damages for frivolous litigation and tortuous interference of a contract.   We believe that this case is frivolous and without merit. Consequently, we believe that the probability of loss related to this suit is remote.

Trendsetter Settlement

During fiscal year 2005, we sold approximately 30% of our working interest in our Kelly and Norris leases to outside investors, including Trendsetter Investors, LLC. On March 8, 2006, Trendsetter Investors, LLC filed a lawsuit alleging breach of contract, among other things, which was settled in June 2007. Pursuant to the settlement agreement, we issued 3,480,000 warrants to purchase our common shares at an adjusted exercise price of $2.40 per share. The value of the warrant, computed using the Black-Scholes option pricing model, was $8,959,000. In addition, we issued 30,000 shares of restricted common stock valued at $82,000 and agreed to pay $280,000 in legal costs associated with the case. As of June 30, 2007, $40,000 had been paid. The remaining balance of this note, $240,000, was paid in July 2007.  The total loss recognized in fiscal year 2007 related to this settlement was $8,850,000.
Also in connection with the settlement agreement, the 30% working interest was conveyed back to us and was assigned a zero value.

Magee Smith Lawsuit

The entity that originally conveyed the Magee Smith leases to us have requested a judicial determination of the status of our Magee Smith A lease and the net revenue interest attributable to owners of the leases.  The case has been tried in a bench trial but the judge has not ruled.  The judge’s options include returning a portion of the lease to the original sellers and adjusting our net revenue interest in the Magee Smith A well from approximately 73% to 75% in order to reflect the terms of the lease.  We do not plan to drill on the land that would be returned.  Accordingly, we consider the probability of loss from this case remote.

COMMITMENTS AND CONTINGENCIES

Contingent notes payable

Hyperdynamics' subsidiary, SCS, has $350,000 remaining of a contingent note payable due to Seacon Computer Systems Inc., the former owners of SCS Corporation's assets. It is payable in Hyperdynamics common stock and it is payable only if SCS has net income in any given quarter. If SCS experiences net income in a quarter, 25% of the income will be paid against the note.

Hyperdynamics’s subsidiary, HYD, has $506,000 remaining on two contingent notes payable to one individual. The notes are to be paid quarterly over the five years ended June 30, 2009. Payments will be due only if HYD has net income. Payment amount will be 25% of the net income for the period, unless there was a net loss in previous period(s). If there is a net loss, subsequent net income must completely offset the losses before any amounts are due. After the loss is offset, payment of 25% of the remaining net income will be due.  The notes expire in April 2009.

Operating Leases

Hyperdynamics leases vehicles and office space under long-term operating leases with varying terms. Most of the operating leases contain renewal and purchase options. Hyperdynamics expects that in the normal course of business, the majority of operating leases will be renewed or replaced by other leases.

The following is a schedule by years of minimum future rental payments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of June 30, 2008:

Years ending June 30:

2009	$214,000
2010	178,000
2011	142,000
2012	142,000
2013	142,000
Later years	49,000
Total minimum payments required	$867,000

Rent expense included in net loss from operations:

2008	2007	2006
$199,000	$184,000	$204,000

Consultant and employee performance bonuses

Certain employees and consultants will receive cash bonuses upon the achievement of performance benchmarks.  These bonuses include:

$90,000 payable to two Geological and Geophysical department employees after seismic data from offshore Guinea has been acquired and interpreted; this bonus was paid using common Hyperdynamics Common Stock during September 2008;

$90,000 payable to two Geological and Geophysical department employees upon the signing of a drilling contract relating to Guinea;

$90,000 payable to two Geological and Geophysical department employees upon completion of any farmouts relating to Guinea;

$100,000 payable to two Geological and Geophysical department employees for each drilling operation offshore Guinea;

$70,000 payable to a Geological and Geophysical department employee upon achievement of targets associated with domestic operations;

$20,000 payable to a consultant as a success fee if the projet de loi is passed; and

$50,000 payable as a success fee to the consultant if Hyperdynamics receives a management agreement covering the relinquished area after the projet de loi is passed.

Contract commitments

During the year ended June 30, 2008, Hyperdynamics signed a contract with Geophysical Service Incorporated (“GSI”) for the acquisition of up to 6,000 kilometers of 2-D seismic data in our Guinea concession area. Under the agreement, Hyperdynamics paid a $555,500 mobilization fee, a $275,000 demobilization fee, data acquisition and processing fees totaling $525 per kilometer, and other fees and reimbursements. GSI ultimately shot approximately 2,800 km. The total cost of the shoot was approximately $2,736,000, of which $1,107,000 was included in accounts payable as of June 30, 2008.  This balance due was paid during the quarter ended September 30, 2008.

In addition to the above, GSI acquired a revenue interest in the data. If Hyperdynamics, on its own or with a JV partner as an operator, engages in drilling, production, or development activities (excluding the acquisition of additional seismic data) in the area covered by the survey, an additional $355 per kilometer will be paid to GSI. The data is to be owned by Hyperdynamics but GSI has exclusive marketing rights and is entitled to an additional fee of approximately $355 per kilometer at a split revenue ration of 75% for GSI up to the $355 per kilometer. Based on the total 2,800 kilometer shoot, this could total up to an additional cost of $994,000. Any license fees that GSI receives from third parties would be subtracted from the $355 per kilometer of additional compensation amount potentially due. After GSI receives its $355 additional compensation, either from a drilling operator or from License fees from the 75/25% split, any new license fees will be shared 50% by GSI and 50% by Hyperdynamics.

Environmental Contingencies

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

14. RELATED PARTY TRANSACTIONS

Michael Watts

Selling, general, and administrative – related party

Selling, general and administrative – related party consists of the following payments made to Michael Watts, the brother of the CEO, Kent Watts:

	2008	2007	2006
Compensation costs – warrants		$4,227,000	$284,000
Business expense reimbursements	$54,000	13,000	-
Total	$54,000	$4,250,000	$284,000

In March 2007, the audit committee approved a consulting contract with Michael Watts under which he will provide investor relations, public relations, financial consulting and general advisory services from March 2007 through March 2010. In June 2007, the compensation committee and audit committee approved a warrant to purchase 1,500,000 shares of common stock at $4.00 per share as the sole compensation associated with this agreement. The fair value of the warrants, as computed using the Black-Scholes option pricing model, was $4,227,000. The warrants expire in June 2014. Warrants previously granted to a company affiliated with Mr. Michael Watts during the year ended June 30, 2004 vested during the year ended June 30, 2006. The vesting of the warrants resulted in compensation costs of $284,000.  In addition, Mr. Michael Watts receives reimbursement of business expenses.

Compensation for working interest sales

On February 9, 2005 the Audit Committee of Hyperdynamics Corporation pre-approved a contract with Geoserve Marketing, an assumed name for Michael Watts. Under the agreement Geoserve Marketing was to sell up to 49% of the working interest in certain oil and gas properties owned by Trendsetter at $55,000 per point. Trendsetter agreed to pay 20% of the proceeds to Geoserve Marketing in return for services associated with the marketing of these interests. The audit committee approved two extensions of the working interest sales contract. As of June 30, 2007, 35% working interest, or $1,925,000, had been sold and Geoserve Marketing received payments totalling $385,000.

Offering costs

In addition, during the year ended June 30, 2007, Michael Watts, the CEO's brother, received payment of $13,000 cash to pay for offering costs of 10% of the proceeds from private subscription agreements and warrants exercised. The offering costs reduced the proceeds from the stock issued.  Additional offering costs will also be paid on 3,471,000 warrants purchased by private investors should they be exercised in the future. If all of these warrants were exercised, Michael Watts would receive approximately $867,750 to pay these additional costs.

Exercise of warrants

A company affiliated with Mr. Michael Watts had been granted warrants to purchase 1,300,000 shares of common stock during the year ended June 30, 2004 for consulting services.  During the year ended June 30, 2006, this company exercised 1,010,000 warrants for $505,000. In December 2006, this company exercised warrants to purchase 101,757 shares of common stock on a cashless basis and received a net issuance of 80,669 shares of common stock. In June 2007, this company exercised its remaining warrants to purchase 188,242 shares of common stock for $94,122.

Series B Preferred stock

In March 2007, DJX Ltd, which held 2,725 shares of Series B Preferred stock in trust for the grandchildren of Ernest Watts, the father of Chief Executive Officer Kent Watts, was dissolved as it distributed the preferred stock to corporations owned by five separate trusts on behalf of the former beneficiaries of DJX Ltd. As of June 30, 2008 and June 30, 2007, the owners of Series B Preferred stock were family members of Kent Watts, Hyperdynamics’ CEO.

In June 2007, four of the new corporations converted a total of 238 shares of Preferred Series B stock to 1,762,962 shares of Hyperdynamics common stock. They then exchanged 1,740,000 shares of common stock for warrants to purchase 3,480,000 shares of common stock at $4 per share. The exchange of stock for warrants facilitated the settlement of Hyperdynamics’ lawsuit with Trendsetter Investors LLC (See Note 13). In accordance with a price reset provision in the original warrants, the exercise price of the warrants was reduced from $4.00 per share to $2.40 per share on June 29, 2007. On May 12, 2008, the price was again reset in accordance with this feature to $1.65 per share, resulting in settlement expense of $244,000 (See Note 10).

Series B Preferred stock accrues a dividend at 4% per year.

15. SUBSEQUENT EVENTS

Contracts

In July 2008, Hyperdynamics entered a contract for 3-D seismic work offshore Guinea. The contract is open in scope and provides the price for various activities associated with the work.  We will finalize the scope when we determine the total area we plan to cover. We estimate the cost of the 3-D seismic work to be approximately $15,000,000 but the cost could increase to as high as an estimated $45,000,000 based on options we have to expand the work.  The contract provides for Hyperdynamics to issue 2,500,000 shares common stock to the vendor as a deposit. The value ascribed to the stock by the parties in the contract is $6.00 per share. The 2,500,000 shares were issued during August 2008. The contract provides that the stock may be sold to pay invoices after the seismic work begins. Under the agreement a deposit share account must be established that will have leak out provisions applied if and when the stock is sold.  Any proceeds from the sale of this stock may be applied by the direction of us to any legitimate outstanding invoices.  Should we pay for the seismic work without the stock being sold, and once the cost of the seismic work has been paid, any remaining unsold stock will be returned to us.  We may replace the stock with a cash deposit at the rate of $6 per share at any time and have the stock returned prior to it being sold.  The stock was valued at $3,825,000 based on the closing market price of the stock on the date of issuance.

In July 2008, we entered an agreement with Patton Boggs, LLP, an international law firm, to support our 2006 PSC.  The agreement estimates the value of their work through March 2009 at $630,000.  During July 2008, we issued 350,000 shares of common stock valued at current market prices of $543,000 as a payment on the new engagement and for approximately $132,000 of fees that had been incurred in the past.   In accordance with accounting standards governing share-based payments to non-employees, the expense associated with the stock issuance are recorded when the shares were granted.  Accordingly, we charged $411,000 of compensation costs associated with this stock grant to expense in the quarter ended September 30, 2008.  The contract also provides for performance bonuses of an additional 350,000 shares of common stock upon the achievement of certain criteria.

Stock issuances

In July and August 2008, Hyperdynamics issued 436,610 shares of common stock for services valued using the stock close price on the date of grant, which totaled $686,000.

Options granted

In July 2008, we granted options to purchase 85,000 shares of Hyperdynamics common stock with a term of three years and an exercise price of $2.00 to three employees in accordance with their employment contracts.   The compensation cost associated with these options was $52,000, valued using the Black-Sholes option pricing model.

Additionally in July, we granted options to purchase 45,000 shares of common stock at $1.68 per share to four independent members of our Board of Directors in conjunction with their compensation arrangements. The options have a two year term.  The compensation cost associated with these options was $26,000, valued using the Black-Sholes option pricing model.

Oil and Gas Properties

During July 2008, Hyperdynamics sold 100% of its working interest in the Kelly and Norris leases for $150,000. The sales proceeds will be collected from revenues, if any, derived by the buyer from these leases. No gain or loss was recognized for this transaction in accordance with full cost rules.

During July 2008, Hyperdynamics assigned 15% of its working interest in the Magee-smith leases to Rabb Resources. Under the terms of the assignment, Rabb became the operator of the properties and $1,600,000 was credited to the Promised Funds obligation (see Note 3) under our agreement with Rabb. With this assignment and the operating costs for June 2008, the Promised Funds obligation was completed. Beginning with July 2008, Rabb became responsible to pay 15% of costs other than drilling in accordance with the agreement. No gain or loss was recognized for this transaction in accordance with full cost rules.

Sale of Convertible Debentures

In September 2008, Hyperdynamics sold $5,000,000 convertible debentures, convertible at $2.25 per share, to an investor in a registered direct offering.  Placement costs totaled $450,000, with $330,000 payable in cash and $103,000 payable with 66,000 shares of Hyperdynamics common stock.  This resulted in net proceeds of $4,567,000.   The investor also received warrants to purchase 1,111,111 shares of common stock at $3.00 per share and warrants to purchase 1,111,111 shares of common stock at $2.75 per share.

Hyperdynamics has evaluated the warrants for derivative accounting consideration under SFAS 133 and EITF 00-19. We have concluded that the warrants meet the criteria for classification in stockholders' equity under SFAS 133 and EITF 00-19. Therefore, derivative accounting is not applicable for the warrants.

Hyperdynamics analyzed its convertible notes payable instruments for derivative accounting consideration under SFAS 133 and EITF 00-19. Hyperdynamics determined the conversion feature met the criteria for classification in stockholders' equity under SFAS 133 and EITF 00-19. Therefore, derivative accounting is not applicable for the convertible instruments.

The fair value of the investment was allocated among the debentures and warrants as follows:

Relative fair value of $3.00 warrant	$947,000
Relative fair value of $2.75 warrant	939,000
Relative fair value of note payable	3,114,000

The fair value of the warrant was calculated using the Black-Scholes method, assuming volatility of 113%, expected term of 7 years, and a risk adjusted interest rate of 3.45%.

We analyzed the convertible notes payable instruments for the existence of a beneficial conversion feature under EITF 98-5 and 00-27.  The intrinsic value of the beneficial conversion feature was $486,000.

The relative fair value of the warrants, the intrinsic value of the beneficial conversion feature, and $433,000 of financing costs were recorded as a discount to the notes. These discounts, totaling $2,805,000, will be amortized and charged to interest expense over the life of the notes using the effective interest rate method. The effective interest rate on the notes, including the discount, is 52%.

The debentures carry an annual interest rate equal to 10% and mature on September 12, 2012. The notes will be repaid in monthly installments of $139,000 beginning September 12, 2009.  Interest installments will also be paid quarterly on the outstanding balance. Interest installments commence on October 1, 2008. At our option, we can redeem the notes within 120 days of the closing date, September 12, 2008, and pay an “early redemption premium” of 10% of the principal amount being redeemed.   After 120 days, we will pay the investor a “make-whole” payment with each conversion or redemption of 40% of the principal, less interest previously paid.    We have the option to pay, if we meet certain conditions, our principal installments, interest payments, and make-whole payments using Hyperdynamics common stock using a formula based on current market prices of the stock.

The investors in the debentures had received warrants to purchase 2,424,243 warrants to purchase common stock with an exercise price of $3.27 per share in the registered direct offering completed in May 2008.  The provisions of the warrants include a reduction in the exercise price in the event stock or convertible securities were issued with a lower exercise price. By agreement with the investors, the exercise price of the warrants was reduced from $3.27 to $3.00. The modification resulted in a deemed dividend of $29,000.

The proceeds of the debentures were used to repay all outstanding principal, interest, and redemption premium, which totaled $2,254,000, on the YA Global note (See Note 7) on September 12, 2008.

16. QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data are as follows (in thousands, except per-share amounts).

2008	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$314	$531	$792	$1,262
Loss from Operations	(3,313)	(2,106)	(1,743)	(1,883)
Net Loss attributable to common shareholders	(3,292)	(2,121	(1,880)	(2,311)
Basic and Diluted loss per common share	(0.06)	(0.04)	(0.03)	(0.04)

2007	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$325	$342	$113	$226
Loss from Operations	(1,996)	(1,463)	(2,106)	(14,678)
Net Loss attributable to common shareholders	(2,862)	(1,858)	(2,470)	(16,118)
Basic and Diluted loss per common share	(0.06)	(0.04)	(0.05)	(0.34)

The sum of loss per share for the four quarters may not equal the total loss per share for the year due to changes in the average number of common shares outstanding and rounding.

The net loss attributable to common shareholders in fourth quarter 2007 included a $9,118,000 settlement expense from the settlement of our lawsuit with Trendsetter Investors, LLC (See Note 13). Additionally, we granted a consultant (who is a related party) warrants to purchase 1,500,000 shares of common stock. The fair value of the award, $4,227,000, was charged to expense when the warrants vested in June.

17. SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED)

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

Costs Excluded

Since there were no proved reserves the oil and gas properties located in the Republic of Guinea, costs associated with such unproved properties related to continuing operations of $7,314,000 and $4,279,000 as of June 30, 2008 and 2007, respectively, are excluded from amounts subject to amortization. The majority of the evaluation activities are expected to be completed within three years.

Costs Excluded by Year Incurred

					Excluded at
	Year Cost Incurred				June 30,
	Prior	2006	2007	2008	2008

Property acquisition	$291,000	$-	$-	$-	$291,000
Exploration	3,782,000	66,000	140,000	3,035,000	7,023,000

Total	$4,073,000	$66,000	$140,000	$3,035,000	$7,314,000

Costs Excluded by Country

	United	Republic of
	States	Guinea	Total

Costs Excluded by Country

Property acquisition	$-	$291,000	$291,000
Exploration	-	7,023,000	7,023,000

Total	$-	$7,314,000	$7,314,000

Changes in Costs Excluded by Country

	United	Republic of
	States	Guinea	Total

Balance at June 30, 2006	$-	$4,139,000	$4,139,000
Additional costs incurred	-	140,000	140,000
Costs transferred to Depreciation, depletion & amortization pool	-	-	-

Balance at June 30, 2007	-	4,279,000	4,279,000
Additional costs incurred	-	3,035,000	3,035,000
Costs transferred to Depreciation, depletion & amortization pool	-	-	-

Balance at June 30, 2008	$-	$7,314,000	$7,314,000

Capitalized Costs Related to Oil and Gas Activities

Aggregate capitalized costs relating to the Hyperdynamics’ crude oil and natural gas producing activities, including asset retirement costs and related accumulated depreciation, depletion & amortization are shown below:

	United	Republic of
	States	Guinea	Total

June 30, 2008
Unproved properties	$1,382,000	$7,314,000	$8,696,000
Proved properties	3,694,000	-	3,694,000
Oilfield equipment	-	-	-

	5,076,000	7,314,000	12,390,000
Less cost recovery upon sale of working interest	(1,161,000)	-	(1,161,000)
Less accumulated DD&A	(758,000)	-	(758,000)

Net capitalized costs	$3,157,000	$7,314,000	$10,471,000

June 30, 2007
Unproved properties	$832,000	$4,279,000	$5,111,000
Proved properties	487,000	-	487,000
Oilfield equipment	220,000	-	220,000

	1,539,000	4,279,000	5,818,000
Less cost recovery upon sale of working interest	(1,161,000)	-	(1,161,000)
Less accumulated DD&A	(174,000)	-	(174,000)

Net capitalized costs	$204,000	$4,279,000	$4,483,000

Costs Incurred in Oil and Gas Activities

Costs incurred in connection with Hyperdynamics’ crude oil and natural gas acquisition, exploration and development activities are shown below:

	United	Republic of
	States	Guinea	Total

June 30, 2008
Property acquisition
Unproved	$1,000	$-	$1,000
Proved	2,430,000	-	2,430,000
Exploration	554,000	3,035,000	3,589,000
Development	771,000	-	771,000
		-

Total costs incurred	$3,756,000	$3,035,000	$6,791,000

June 30, 2007
Property acquisition
Unproved	$-	$-	$-
Proved	11,000	-	11,000
Exploration	-	140,000	-
Development		-	140,000
Sale of working interest	147,000	-	147,000

Total costs incurred	$158,000	$140,000	$298,000

June 30, 2006
Property acquisition
Unproved	$2,000	$-	$2,000
Proved	17,000	-	17,000
Exploration	261,000	66,000	327,000
Development	141,000	-	141,000
Sale of working interest	(421,000)	-	(421,000)

Total costs incurred	$-	$66,000	$66,000

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

	2008	2007	2006

Net revenues from production	$2,868,000	$908,000	$615,000

Production costs
Oil and gas operating	2,355,000	387,000	657,000
Other taxes	249,000	104,000	65,000

Total production costs	2,604,000	491,000	722,000

Depreciation, depletion and amortization	686,000	72,000	-

Total costs	3,290,000	563,000	722,000

Income (loss) before income taxes	(422,000)	345,000	(107,000)

Income tax expense	-	-	-

Results of operations	$(422,000)	$345,000	$(107,000)

DD&A rate per net equivalent barrel	$24.33	$3.47	$0.00

DD&A and impairment rate per net equivalent barrel	$24.33	$3.47	$0.00

Proved Reserves

The following reserve schedule summarizes Hyperdynamics’ net ownership interests in estimated quantities of proved oil reserves and changes in proved reserves, all of which are located in the continental United States. Reserve estimates for crude oil contained below were prepared by Ryder Scott Company, L.P., independent petroleum engineers.

	Oil	Gas
	(Barrels)	(MMCF)
Proved Reserves
Balance - June 30, 2006	41,605	-
Revisions of previous estimates	(2,668)	-
Extensions, discoveries and other additions	-	-
Production	(14,726)	-
Purchase (sales) of minerals in place	922	-

Balance - June 30, 2007	25,133	-
Revisions of previous estimates	(216)	-
Extensions, discoveries and other additions	31,172	-
Production	(28,197)	-
Purchase (sales) of minerals in place	122,543	-

Balance - June 30, 2008	150,435	-

As of June 30, 2008, the proved reserves were categorized as follows:

Proved developed producing	116,993
Proved developed non-producing	9,219
Proved undeveloped	24,223

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves

The following table presents the standardized measure of future net cash flows from proved oil reserves in accordance with SFAS No. 69. All components of the standardized measure are from proved reserves, all of which are located within the continent of the United States. As prescribed by this statement, the amounts shown are based on prices and costs at June 30, 2008 and 2007, and assume continuation of existing economic conditions. Future income taxes are based on year-end statutory rates, adjusted for tax credits. A discount factor of 10 percent was used to reflect the timing of future net cash flows. Extensive judgments are involved in estimating the timing of production and the costs that will be incurred through the remaining lives of the fields. Accordingly, the estimates of future net revenues from proved reserves and the present value thereof may not be materially correct when judged against actual subsequent results. Further, since prices and costs do not remain static, and no price or cost changes have been considered, and future production and development costs are estimated to be incurred in developing and producing the estimated proved oil reserves, the results are not necessarily indicative of the fair market value of estimate proved reserves, and the results may not be comparable to estimates by other oil producers.

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves

	2008	2007	2006

Future cash inflows	$18,783,000	$1,501,000	$2,963,000
Future production costs	6,541,000	1,097,000	1,690,000
Future development costs	1,440,000	-	-
Future income tax expenses	-	-	339,000

Future net cash flows	10,802,000	404,000	934,000
10% annual discount for estimated timing of cash flows	1,960,000	35,000	80,000

Standardized measure of discounted future cash flows at the end of the year	$8,842,000	$369,000	$854,000

The standardized measure of discounted future net cash flows as of June 30, 2008, 2007 and 2006 was calculated using prices the following average prices in effect as of that date:

	2008	2007	2006

Average crude oil price per barrel	$136.74	$68.23	$69.44
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

	2008	2007	2006

Standardized measure of discounted future net cash flows at the beginning of the year	$369,000	$854,000	$-

Net changes in prices and production costs	1,332,000	(666,000)	(55,000)
Changes in estimated future development costs	(1,168,000)	-	-
Sales of oil and gas, net of production costs	(1,862,000)	(333,000	222,000
Extensions, discoveries and improved recovery less related costs	2,058,000	-	364,000
Purchases (sales) of minerals in place	8,090,000	14,000	(9,000)
Revisions of previous quantity estimates	(14,000)	54,000	261,000
Previously estimated development costs incurred	-	-	-
Net change in income taxes	-	(339,000)	(72,000)
Accretion of discount	37,000	107,000	143,000

Standardized measure of discounted future net cash flows at the end of the year	$8,842,000	$369,000	$854,000

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

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2008, as required by Rule 13a-15 of the Exchange Act. As described below, under "Management's Report on Internal Control Over Financial Reporting," material weaknesses were identified in our internal control over financial reporting as of June 30, 2008, relating to our control environment, staffing of our financial accounting department, accounting system controls, and segregation of duties. Based on the evaluation described above, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2008, our disclosure controls and procedures were not effective in ensuring that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. To address the material weakness, we performed additional analysis and other post-closing procedures in an effort to ensure our consolidated financial statements included in this annual report have been prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Management’s Report on Internal Control over Financial Reporting

Effective December 31, 2006, Hyperdynamics Corporation met the definition of "accelerated filer," as described by Rule 12b-2 of the Exchange Act. As an accelerated filer, we are required by the Sarbanes-Oxley Act of 2002 to include an assessment of our internal control over financial reporting for the years ended June 30, 2007 and 2008. Our management is responsible for establishing and maintaining adequate internal control over financial reporting as that term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with generally accepted accounting principles (“GAAP”). Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

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

In order to evaluate the effectiveness of our internal control over financial reporting as of June 30, 2008, as required by Section 404 of the Sarbanes-Oxley Act of 2002, our management conducted an assessment, including testing, based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”).  A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financial statements will not be prevented or detected.  In assessing the effectiveness of our internal control over financial reporting, management identified the following five material weaknesses in internal control over financial reporting as of June 30, 2008:

1.
Deficiencies in the Company’s Control Environment.  The Company’s control environment did not sufficiently promote effective internal control over financial reporting throughout the organization. This material weakness exists because of the aggregate effect of multiple deficiencies in internal control which affect the Company's control environment, including: a) a failure to effectively implement, follow, and enforce the limits on the delegation of authority for expenditure from the Board of Directors to management, including the failure by management to obtain the required Board approvals for certain expenditures; b) the lack of an effective risk assessment process for the identification of fraud risks; c) a failure to implement and ensure the consistent and timely completion of employee acknowledgments of the Company's Code of Ethics; d) the lack of an internal audit function or other effective mechanism for ongoing monitoring of the effectiveness of internal controls; e) insufficient documentation and communication of our accounting policies and procedures; and f) a failure to develop and implement adequate internal accounting controls at our operations in Guinea to ensure that receipts and expenditures are made only in accordance with authorizations of management, that the resulting records properly reflect the purpose and recipient of payments, and that these records, in reasonable detail, accurately and fairly reflect the underlying transaction and disposition of assets.

2.
Deficiencies in the staffing of our financial accounting department.  The number of qualified accounting personnel with experience in public company SEC reporting and GAAP is limited.  This weakness does not enable us to maintain adequate controls over our financial accounting and reporting processes regarding the accounting for non-routine and non-systematic transactions. There is a risk that a material misstatement of the financial statements could be caused, or at least not be detected in a timely manner, by this shortage of qualified resources.

3.
Deficiencies in the Company's accounting system controls. For the year ended June 30, 2007, the Company failed to perform certain control procedures designed to ensure that the financial statement presentations and related disclosures were complete and in accordance with GAAP. As a result of this weakness, the Company did not identify that approximately $518,000 of expense related to warrant repricing transactions that were recorded in equity. This misstatement was corrected before the issuance of Company’s consolidated financial statements.

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

5.
Departure of a member of financial management.  In our Report 10-Q for the first quarter of fiscal year 2008, we reported in Item 4. Controls and Procedures, the following: hiring a full-time accountant, who joined the company in July 2007, to serve as the chief financial officer of our Guinea operations, overseeing all aspects of Guinea finance and accounting.  This person resigned in March 2008 resulting in a lack of direct finance and accounting oversight in Guinea through the of the 2008 fiscal year.

Based on the material weaknesses described above and the criteria set forth by the COSO Framework, we have concluded that our internal control over financial reporting at June 30, 2008, was not effective.

The Company's independent registered public accounting firm, Malone & Bailey, PC, has issued an attestation report on the Company's internal control over financial reporting. That report appears on page F-2.

Changes in Internal Control over Financial Reporting

To address the issues associated with the material weaknesses, management has been implementing and will continue to implement changes that are both organizational and process-focused to improve the control environment. The changes made since early 2008 and through the date of this annual report include, among others:

•	we hired a new Certified Public Accountant to augment our staff, effective May 2008;

•	we appointed a full-time Chief Financial Officer, effective June 2008;

•
we retained an outside consulting firm to assist us in the evaluation and testing of our internal control system and to identify improvement opportunities related to our accounting and financial reporting processes in order to streamline and improve the efficiency of these processes;

•
We retained a legal firm to assist in developing policies and procedures designed to ensure compliance with the Foreign Corrupt Practice Act.  The firm is providing training to our employees and has assisted with the development of tools such as handbooks, contracts, and task orders; and

•	We have hired an experienced controller for our Guinea operations, effective September 19, 2008;

These organizational and process changes have improved our internal controls environment and increased the likelihood of our identifying non-routine and non-systematic transactions. We will continue our efforts to improve our control environment and to focus on:

•	improving our organizational structure to help achieve the proper number of, and quality of our, accounting and finance personnel;

•	refining our period-end financial reporting processes to improve the quality of our financial information; and

•	improving our policies, processes and systems to help ensure that our financial reporting, operational and business requirements are met in a timely manner;

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

Item 9B Other Information

None

Part III

Item 10 Directors, Executive Officers and Corporate Governance

Executive Officers and Directors.

The following table sets forth the names and positions of each of our Executive Officers and Directors as of the date of this report.

Name	Position	Age

Kent Watts	Director, Chief Executive Officer, Chairman and President	50

Charles H. Andrews	Director	76

Harry J. Briers	Director and Executive Vice President	45

Roger D. Friedberger	Director	57

Harold A. Poling	Director	82

L. Gene Stohler	Director	79

Sarah Berel-Harrop	Chief Financial Officer and Principal Accounting Officer	41

James R. Spear	Executive Vice President of Exploration and Production	61

Directors are elected annually and hold office until the next annual meeting of our stockholders or until their successors are elected and qualified.  Officers are elected annually and serve at the discretion of the Board of Directors. There is no family relationship between or among any of the Directors and our Executive Officers. Board vacancies are filled by a majority vote of the Board.  We have an Audit Committee, a Compensation Committee, and a Nominating Committee.

Kent Watts became Chairman of the Board of Directors and was named our President and Chief Executive Officer (CEO) on June 4, 1997. Mr. Watts has been a certified public accountant in Texas since 1985 and a licensed real estate broker since 1979. He received a Bachelor of Business Administration Degree from the University of Houston in 1983. Mr. Watts founded MicroData Systems, Inc., our former subsidiary, in 1988 and was MicroData's CEO until he became President and Chief Executive Officer of Hyperdynamics Corporation. In 2005 he traveled to Guinea and established Hyperdynamics' foreign subsidiary and laid the groundwork for a new 2006 production sharing contract.  As our CEO and Chairman of the Board, he remains primarily responsible for managing our strategic direction and focus on the vertical oil and gas industry. Mr. Watts is the founder of American Friends of Guinea, established in March of 2005 as a non-profit with a 501(c) 3 designations for the purpose of making donations for medical relief agendas in the Republic of Guinea.  Mr. Watts holds no other public company directorships.

Charles H. Andrews joined the Hyperdynamics Board of Directors in December 2007.  Mr. Andrews is a Geoscientist with over forty years experience in the oil and gas exploration and geophysical services industries. From 1987 through the present, Mr. Andrews has been the CEO of Andrews Geoscience, Inc., doing acquisition and processing quality control and interpretation, where he became experienced in 3-D seismic acquisition design and processing.  Mr. Andrews is the principal owner of Andrews Geoscience, Inc.  From 1997 through 2002, he joined Seismic Ventures, Inc. as Chief Geophysicist.  As Chief Geophysicist and later Geophysical Advisor/Corporate Development, he evaluated seismic processing programs, performed design for seismic acquisition surveys, and evaluated business opportunities involving data purchases, vendor outsourcing, and use of 4D (Time lapse) seismic data. From 2002 through the present, Mr. Andrews has been with Seismic Wavelet Imaging, Inc. where he is currently a V.P.   Seismic Wavelet Imaging, Inc. provides seismic processing to enhance the resolution of seismic data. From 2007 though the present, he has been with Precision Wells, Inc. where he is V.P. of Geophysics. Mr. Andrews holds no other public company directorships.

Harry James Briers has been a Director since March 2, 2000. He began as our Director of Integrated Information Systems when he joined us in May 1998. He was elected as Vice President of Operations for Hyperdynamics Corporation in 1999. He became our Executive Vice President in October 2002. From 1988 until May 1998, Mr. Briers owned and operated Perfect Solutions, a software consulting firm in Houston, Texas. He has extensive experience in the sale and implementation of mission critical software applications. Prior work experience included consulting for Ernst & Young in its Entrepreneurial Services Group. Mr. Briers has a B.S. in Accounting and an MBA from the University of Houston-Clear Lake. As Executive Vice President, he is responsible for managing the daily operations of the organization.
Mr. Briers holds no other directorships.

Roger D. Friedberger joined the Board of Directors in June 2008.  Mr. Friedberger was the Chief Financial Officer of the following companies between 1996 and 1997:  ILOG S.A (a public company), MailFrontier Inc., Insignia Solutions PLC (a public company), SPL WorldGroup, Inc., and Realm Business Solutions, Inc. He has been since March 2008 the Chief Financial Officer of GrowthForce LLC.  Mr. Friedberger holds no other public company directorships. He has a Bachelor of Commerce degree (Accounting) from the University of Leeds, England (1972).  Mr. Friedberger qualified as a California CPA in 1977.

Harold “Red” Poling is retired Chairman and Chief Executive Officer of Ford Motor Co. and has served as a member of the Board of Directors of Hyperdynamics since June 2004.  Mr. Poling is a Director and Chairman of the Board of Eclipse Aviation Corp., a private jet aircraft manufacturer. He is a past director of Shell Oil Company, ArvinMeritor, Kellogg and Flint Ink Corp.  Mr. Poling is a member of the Board of Directors and a Trustee of William Beaumont Hospital.  He is a member of the Board of Trustees of Spring Arbor University and a director of the Monmouth (IL) College Senate. Mr. Poling holds no other public company directorships.

L. Gene Stohler is an executive serving the automotive industry and has been a member of the Board of Directors of Hyperdynamics since 2006.  Mr. Stohler recently resigned from Bankers Integration Group, a technology and software development company, where he had served as Vice President, Business Development.  He also serves on the advisory board of Schultze Asset Management, LLC.  Mr. Stohler retired in 2003 from Masco Corporation, where he was Vice President, Marketing and Planning, in the Automotive Group.  He also has held senior positions in automotive equipment and parts sales and marketing for Rockwell International and ITT Automotive.  Early in his career, Mr. Stohler provided marketing, sales and manufacturing support for the inventor of the cruise control system.  He is a past board member of the Automotive Hall of Fame, Oakland University and Breed Technologies, a supplier of safety equipment to the automotive industry.  Mr. Stohler holds no other public company directorships.

Sarah Berel-Harrop has been our Corporate Secretary since 2006 and was appointed Chief Financial Officer in June 2008.  Prior to holding these positions, she was self-employed as a consultant to us since 2001 in the fields of accounting and SEC compliance.   She holds a Bachelor of Arts degree in comparative literature from Cornell University and a Master of Business Administration degree from University of Texas at Austin. Ms. Berel-Harrop is a member of the American Society for Quality, the Institute of Management Accountants and the Texas Society of Certified Public Accountants.

James R. Spear was appointed Executive Vice President of Exploration and Production in March 2008.  He joined Hyperdynamics in November 2007.  From 2007 through his appointment as our V.P. in March 2008, Mr. Spear was self-employed as a Geophysical / Geological consultant doing business under the name of Devon Petroleum Consultants.  In 2007, he was also Vice President of Exploration and Prospect Generation for Providence Energy Group in frontier basin plays in Belize and Alaska.  During 2006 and 2007, Mr. Spear was a Senior Geophysical/Geological Advisor to Shell Deepwater New Ventures as an experienced staff member assigned to working deepwater exploration and prospect generation in Four Corners area (inclusive of Keathley Canyon, Alaminos Canyon, East Breaks, and Garden Banks areas).  During 2005, Mr. Spear worked for Maersk Oil and Gas where he worked projects in UltraDeep Gulf of Mexico in the Walker Ridge, Green Canyon, and Atwater Valley OCS blocks targeting sands at prospect depths of 31,000’ thru salt canopy at edge of Sigsbee Escarpment.  From 1998 through 2004, Mr. Spear was self-employed as a Geophysical / Geological consultant doing business under the name of Devon Petroleum Consultants.

Information Concerning the Board of Directors and its Committees.
Information about Board Committees

We have an Audit Committee consisting of Mr. Poling, Mr. Stohler and Mr. Friedberger (since June 2008). All committee members are independent. Mr. Friedberger is the financial expert based on his work as Chief Financial Officer at public companies. The Audit Committee has a written charter, which was included in our proxy statement filed on December 28, 2004. During the year ended June 30, 2008, the Audit Committee met 5 times and took action by Unanimous Consent 1 time.

We have a Compensation Committee consisting of Mr. Stohler, Mr. Poling, and Mr. Andrews. All committee members are independent. The Compensation Committee has a written charter.  During the year ended June 30, 2008, the Compensation Committee met 10 times and took action by Unanimous Consent 3 times.

We have a Nomination Committee consisting of Mr. Stohler, Mr. Poling, and Mr. Andrews.  During the year ended June 30, 2008, the Nomination Committee met 4 times and took no actions by Unanimous Consent.  Decisions concerning the nominees for Director for fiscal 2008 were made by the Nomination Committee.  Mr. Stohler, Mr. Andrews, and Mr. Poling are members of the Nomination Committee.  All nomination committee members are independent.   The Committee does not have a charter.  The Committee has not adopted a policy with regard to the consideration of director candidates recommended by security holders.  The Committee has not adopted formal policies with regard to the process to be used for identifying and evaluating nominees for Director.  However, it is currently in the process of developing policies and procedures for identifying and evaluating nominees for Director. At this time, the consideration of candidates is at the Committee’s discretion.  We believe this is adequate based on our size and each current Board member's qualifications.

The Board has not adopted formal policies with regard to shareholder communications with individual Board members. However, we are currently in the process of developing these policies and procedures.

The Board of Directors held meetings on 10 occasions during the fiscal year ended June 30, 2008. The Board of Directors also took action by written consent on 13 occasions during the fiscal year ended June 30, 2008.  No incumbent director missed more than 75% of the meetings of the Board in the past year.

We encourage members of the Board of Directors to attend our annual meetings.  Four out of our six directors attended our last annual meeting on February 20, 2008.

Section 16(a) Beneficial Ownership Reporting Compliance.

We have reviewed the Forms 3, 4 and 5 submitted to us relating to fiscal 2008. We have found that Harry Briers, Harold Poling, L. Gene Stohler, Steven Plumb (CFO through June 19, 2008), TW Trust, Tyler Watts, Angela Watts, TWJ Navigation, Inc., Sarah Berel-Harrop, Roger Friedberger, Charles Andrews, James Spear, and Kent Watts have filed all required Forms 3, 4 and 5 during fiscal 2008.

The following table summarizes the results of our review for late filings of Forms 3, 4, and 5:

Name	Form Type	Number of forms filed late	Number of late transactions reported late

Kent Watts	4	3	5
Harold Poling	4	2	2
Steven Plumb	4	1	1

Code of Ethics.

We have adopted a Code of Ethics for our senior Executive Officers and Financial Officers, which was filed in our 10-KSB Amendment Number 1 on May 16, 2005. We will provide without charge a copy of our Code of Ethics upon request. Such request should be directed in writing to: Sarah Berel-Harrop, Hyperdynamics Corporation, One Sugar Creek Center Blvd., #125, Sugar Land, Texas 77478, voice: (713) 353-9400, fax: (713) 353-9421. Our Web site is www.hyperdynamics.com.

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

The company’s compensation plans are designed generally to ensure full tax deductibility of compensation paid under the plans. This includes compliance with Section 162(m) of the Internal Revenue Code, which limits the company’s tax deduction for an executive’s compensation to $1 million unless certain conditions are met. For fiscal year 2008 the full amount of all compensation provided to all executives was tax deductible to the company.

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

The Compensation Committee took action on matters affecting fiscal year 2008 executive compensation on the following dates:

Date	Committee Action

June 25, 2008	Approved Executive Employment Agreement for Sarah Berel-Harrop

Base Salaries

The Compensation Committee sets base salaries for officers with individual salaries based on level of responsibility and individual performance.

Stock Incentives

Hyperdynamics’ Stock and Stock Option Plan authorizes the Compensation Committee to grant stock options, restricted stock, and S-8 registered stock to officers and other key employees. The Committee implements this authority by awarding stock options designed to tie the interests of all senior executives to the long-term consolidated financial results of the company.

Hyperdynamics also has a Restricted Stock Award Plan, under which it can award stock options, warrants, and restricted stock to employees, consultants, and vendors.  The Committee implements this authority by awarding stock options designed to tie the interests of all senior executives to the long-term consolidated financial results of the company.

COMPENSATION TABLES

The following tables show salaries, bonuses, incentive awards, retirement benefits and other compensation relating to fiscal year 2008 for the Chief Executive Officer, Chief Financial Officer and the other named executive officers.

SUMMARY COMPENSATION TABLE

							Change in
						Non-Equity	Pension Value
Name &						Incentive Plan	& Nonqualified
Principal				Stock	Option	Compensation	Deferred Compensations	All Other
Position	Year	Salary	Bonus	Awards	Awards	($) (g)	Earnings	Compensation	Total
(a)	(b)	($) (c)	($) (d)	($) (e)	($) (f)		($) (h)	($) (i)	($) (j)
Kent Watts Chairman, Pres. & CEO (1)	2008	$250,000	-	-	$140,158		-	$17,148	$407,306
Kent Watts Chairman, Pres. & CEO (1) (4)	2007	251,939	-	-	236,355		-	17,814	506,108
Kent WattsChairman, Pres. & CEO(2) (4)	2006	102,600	-	16,000	-		-	15,470	134,070
Harry Briers Exec. Vice Pres. (3)	2008	190,000	-	-	87,600		-	13,458	291,058
Harry Briers Exec. Vice Pres. (3) (4)	2007	188,173	-	-	109,677		-	-	297,850
Harry Briers Exec. Vice Pres. (3) (4)	2006	98,654	-	16,000	-		-	-	114,654
Steven Plumb CFO (5) (6)	2008	78,588	-	-	115,680		-	-	194,268
Steven Plumb CFO (5)	2007	78,647	-	-	-		-	-	78,647
Steven Plumb CFO (5)	2006	59,256	-	-	142,523		-	-	201,779
Sarah Berel-Harrop, CFO(6)	2008	83,474	-	-	72,300		-	-	153,774
James R. Spear, Exec.VP	2008	118,826	-	-	95,539		-	-	214,366
Famourou Kourouma, VP(7)	2008	111,500	-	-	123,804		-	-	235,304
Famourou Kourouma, VP(7)	2007	92,846	-	-	521,924		-	-	614,770
Famourou Kourouma, VP(7)	2006	47,579	-	-	54,552		-	-	102,131
Aissata Beavogui(7) (8)	2008	58,304	-	-	74,517		-	-	132,821

Columns (d), (g), and (h): No named executive received such compensation for fiscal year 2008.

Columns (e) and (f): Effective July 1, 2005, the company adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment  (FAS No. 123R), which requires the company to recognize compensation expense for stock options and other stock-related awards granted to employees and directors based on the estimated fair value of the equity awards at the time of grant. The assumptions used to determine the valuation of the awards are discussed in note 11 to the Consolidated Financial Statements. The amounts shown in these columns are the dollar amounts recognized by the company for financial statement reporting purposes with respect to fiscal years 2006, 2007, and 2008 for each named executive in accordance with FAS 123R. Such amounts do not correspond to the actual value that will be recognized by the named executives.

Column (i): Payments made on a company leased vehicle for the executive.

 (1) On August 10, 2006, our Compensation Committee approved a new Chief Executive Employment Agreement for Kent Watts.  The contract provides for a base salary of $250,000 annually with a performance based incentive salary based on 1% of adjusted net income.

(2) On July 21, 1999, our Board of Directors unanimously agreed to the terms of an “Executive Employment Agreement” for Kent Watts. The Agreement was duly executed on July 21, 1999 which establishes Mr. Watts as our President and Chief Executive Officer. The contract provides for a base salary of $100,000 annually with a performance based incentive salary based on 5% of adjusted net income, up to an additional $100,000 in salary. Therefore, maximum salary under the Agreement is $200,000 annually. This Agreement was in force during the year ended June 30, 2006.

(3) On October 7, 2006, our Compensation Committee approved a new Executive Vice President Employment Agreement for Harry Briers.  The contract provides for a base salary of $190,000 annually.

(4) For the year ended June 30, 2006, Mr. Briers and Mr. Watts each received 8,244 shares of common stock as $16,000 compensation for Board of Directors service.

(5) We had a contract with Clear Financial Solutions, Inc., a company owned by Mr. Plumb, which has agreed to provide us with a “contract” CFO, namely Mr. Plumb. We paid a fee directly to Clear Financial Solutions, Inc. in the estimated amount of approximately $3,300 to $5,500 per month for Mr. Plumb's services as our CFO and some additional services provided to us by Clear Financial Solutions, Inc.  The amounts reflected in the summary compensation table are actual billed amounts from Clear Financial Solutions.  Mr. Plumb resigned as CFO on June 19, 2008.  Compensation for the year ended June 30, 2008 includes severance pay of $10,916.

(6) Mr. Plumb resigned as CFO on June 19, 2008.  Ms. Berel-Harrop was appointed as CFO on June 20, 2008.

(7) Mr. Kourouma and Ms. Beavogui were not executive officers during the fiscal year.  They are considered named executives based on their compensation.

(8) Ms. Beavogui was the Chief Financial Officer of SCS Corporation from August 2007 through March 2008.  She resigned in March 2008.

Bonuses and Stock Awards

The following tables show cash and stock awards made to the named executives in fiscal year 2008, their outstanding equity awards at the end of fiscal year 2008, and the gains attributable to stock options they exercised during fiscal year 2008.

GRANTS OF PLAN-BASED AWARDS IN FISCAL YEAR 2008

					Under Non-Equity Incentive Plan Awards

						All Other Option Awards:	Exercise or	Grant Date
	Action	Grant				Number of Securities	Base Price of	Fair Value of
Name	Date	Date	Threshold	Target	Maximum	Underlying Options	Option Awards	Stock & Options
(a)	(b)	(b)	($) (c)	($) (d)	($) (e)	(#)(f)	($/Share) (g)	Awards ($) (h)
Kent P. Watts	08/10/06	07/02/07				40,000	$3.01	$62,108
Kent P. Watts	08/10/06	10/01/07				40,000	2.84	48,070
Kent P. Watts	08/10/06	1/02/08				40,000	2.00	21,399
Kent P. Watts	08/10/06	4/01/08				40,000	2.00	8,581

Harry Briers	10/07/06	07/02/07				25,000	3.01	38,818
Harry Briers	10/07/06	10/01/07				25,000	2.84	30,044
Harry Briers	10/07/06	1/02/08				25,000	2.00	13,375
Harry Briers	10/07/06	4/01/08				25,000	2.00	5,363

Steven Plumb	07/09/07	07/09/07				80,000	2.80	115,680
Sarah Berel-Harrop	07/09/07	07/09/07				50,000	2.80	72,300
James R. Spear	11/01/07	11/01/07(1)				50,000	2.11	42,324
James R. Spear	11/01/07	12/31/07				30,000	1.60	19,148
James R. Spear	11/01/07	03/31/08				30,000	1.18	12,899
James R. Spear	11/01/07	06/30/08				30,000	1.69	21,168
Aissata Beavogui(2)	08/07/07	08/08/07				75,000	2.88	89,418

Column (b): For option awards, the Action Date is the day the Compensation Committee approved the executives’ contracts. The contracts specify that the options will be granted on the first business day of each quarter, except as noted:

(1)	First option award occurred on the date the executive’s contract was approved

Columns (f) thru (h): Each named executive received stock options in accordance with his employment contract’s provisions.  The exercise price is the greater of $2.00 per share or the closing bid price on the date of grant, for Mr. Briers and Mr. Watts.  The exercise price is the closing bid price on the date of grant for all other recipients.

(2) Ms. Beavogui resigned in March 2008.  Options to purchase 50,000 shares vested during her tenure in accordance with a vesting schedule stipulated in her contract.  All of her options expired unused when she resigned.  The expense associated with the vested options was $52,009.

OUTSTANDING EQUITY AWARDS AT 2008 FISCAL YEAR-END

	No. of Securities	No. of Securities
	Underlying	Underlying			No. of Shares	Market Value of
	Unexercised	Unexercised			or Units of	Shares or Units
	Options	Options	Option	Option	Stock That	of Stock That
Name	Exercisable	Unexercisable	Exercise Price	Expiration Date	Have Not Vested	Have Not Vested
(a)	(#)(b)	(#)(c)	($/Share) (d)	(e)	(#)(f)	($) (g)
Kent P Watts	40,000		$2.20	08/14/09
Kent P Watts	40,000		2.74	10/02/09
Kent P Watts	40,000		2.23	01/03/10
Kent P Watts	40,000		2.00	04/03/10
Kent P Watts	40,000		3.01	07/02/10
Kent P Watts	40,000		2.84	10/01/10
Kent P Watts	30,000		2.00	1/02/11
Kent P Watts	40,000		2.00	4/01/11
Harry Briers	25,000		2.88	10/09/09
Harry Briers	25,000		2.23	01/03/10
Harry Briers	25,000		2.00	04/03/10
Harry Briers	25,000		3.01	07/02/10
Harry Briers	25,000		2.84	10/01/10
Harry Briers	25,000		2.00	1/02/11
Harry Briers	25,000		2.00	4/01/11
Steven Plumb	None
Sarah Berel-Harrop	22,000		2.15	07/07/09
Sarah Berel-Harrop	50,000		2.80	07/09/10
James R. Spear	50,000		2.11	11/01/10
James R. Spear	30,000		1.60	12/31/10
James R. Spear	30,000		1.18	03/31/11
James R. Spear	30,000		1.69	06/30/11
Famourou Kourouma	360,000		1.00	09/22/08
Famourou Kourouma		300,000	5.00	TBD (1)
Famourou Kourouma		300,000	10.00	TBD (1)

Column (b): options were granted three years prior to the expiration date and vested immediately.

(1)	Options vest upon satisfaction of performance conditions. They will expire three years from the vesting date.

OPTION EXERCISES AND STOCK VESTED DURING FISCAL YEAR 2008

	No. of		No. of	Value
	Shares	Value	Shares	Realized
	Acquired	Realized	Acquired	on Vesting
Name	on Exercise	on Exercise	on Vesting	($)
(a)	(#)	($)	(#)

Kent P Watts	369,333	$1,023,052
Harry Briers	368,918	1,006,873

During July 2007, Mr. Watts effected a cashless exercise of options to purchase 400,000 shares with exercise price of $.23 when the stock price was $3.00.  Net issuance was 369,333 shares of common stock.

During July 2007, Mr. Briers effected a cashless exercise of options to purchase 400,000 shares with exercise price of $.23 when the stock price was $2.96.  Net issuance was 368,918 shares of common stock.

AGREEMENTS WITH EXECUTIVES AND OFFICERS

On August 10, 2006, our Compensation Committee approved a new Chief Executive Employment Agreement for Kent Watts.  The contract has an initial term of three years.  The contract provides for a base salary of $250,000 annually with a performance based incentive salary based on 1% of adjusted net income.   Mr. Watts also will receive 40,000 options to purchase Hyperdynamics common stock each quarter during the term of the agreement.  Option exercise prices are the higher of the closing market price on the grant date or $2.00 per share, the options vest immediately upon grant, and they have a term of three years.  Mr. Watts has a severance agreement.  Under the terms of the severance agreement, Mr. Watts will receive his base salary and health insurance costs for two years from the date of termination by Hyperdynamics for a reason other than cause, death, or disability.  Additionally, in the event there is a “Good Reason”, such as a change of control or a requirement to relocate, Mr. Watts may terminate the contract and receive severance benefits for two years from the date of termination.

On October 7, 2006, our Compensation Committee approved a new Executive Vice President Employment Agreement for Harry Briers.  The contract has an initial term of two years.  The contract provides for a base salary of $190,000 annually.   Mr. Briers also will receive 25,000 options to purchase Hyperdynamics common stock each quarter during the term of the agreement.  Option exercise prices are the higher of the closing market price on the grant date or $2.00 per share, the options vest immediately upon grant, and they have a term of three years.  Mr. Briers has a severance agreement.  Under the terms of the severance agreement, Mr. Watts will receive his base salary and health insurance costs for one year from the date of termination by Hyperdynamics for a reason other than cause, death, or disability.  Additionally, in the event there is a “Good Reason”, such as a change of control or a requirement to relocate, Mr. Briers may terminate the contract and receive severance benefits for one year from the date of termination.

On November 1, 2007, we entered into an employment agreement with Mr. James R. Spear. The agreement has an initial term of three years. Under the agreement, Mr. Spear’s base salary is $185,000 per year.  Mr. Spear will receive performance bonuses of up to $300,000 based upon the achievement of particular criteria.  He also received options to purchase 50,000 shares of Hyperdynamics common stock upon signing of the contract and he will receive options to purchase 30,000 shares of Hyperdynamics common stock each quarter during the life of the contract.   Option exercise prices are the closing market price on the grant date, the options vest immediately upon grant, and they have a term of three years.  There is no severance agreement with Mr. Spear.  Hyperdynamics may terminate Mr. Spear at any time by providing notice as stipulated in the contract.  During September 2008, the Compensation Committee approved the grant of additional options to purchase up to 150,000 shares of common stock that will vest upon the achievement of certain performance conditions.  The exercise price will be the closing market on the date the conditions are achieved and the option term will be three years from the vesting date.

On June 25, 2008, we entered into an employment agreement with our new Chief Financial Officer, Sarah Berel-Harrop.  The agreement has an initial term of two years.  Under the agreement, her base salary is $175,000 per year.  $100,000 per year is payable in cash and $75,000 per year is payable in stock.  She also will receive 20,000 options to purchase Hyperdynamics common stock each quarter during the term of the agreement.  Option exercise prices are the higher of the closing market price on the grant date or $2.00 per share, the options vest immediately upon grant, and they have a term of three years.  There is no severance agreement with Ms. Berel-Harrop.  Hyperdynamics may terminate Ms. Berel-Harrop at any time by providing notice as stipulated in the contract.

We had a one year contract (renewing in November 2006) with Clear Financial Solutions, Inc., a company owned by Mr. Plumb, which has agreed to provide us with a so called “contract” CFO, namely Mr. Plumb. We paid a fee directly to Clear Financial Solutions, Inc. in the estimated amount of approximately $3,300 to $4,900 per month for Mr. Plumb's services as our CFO and some additional services provided to us by Clear Financial Solutions, Inc. The CFO contract renewed in November 2007 with fees increased to approximately $5,500 per month.  The contract terminated with Mr. Plumb’s resignation in June 2008.

In August 2005, we hired Mr. Famourou Kourouma as our Vice President of Guinea Affairs. He later became Vice President of African Affairs.  We entered into a new employment agreement with Mr. Kourouma in December 2006.  The agreement term is two years.  Under this agreement, he received a base salary of $84,000 per year and a subsidy of $2,500 per month while in Guinea.  He may also receive up options to purchase up to 600,000 shares of Hyperdynamics common stock based on the achievement of certain performance criteria.  In September 2008, the Compensation Committee approved a new employment agreement for Mr. Kourouma.  Under the new agreement, he will receive a base salary of $100,000 per year and a subsidy of $5,000 per month while in Guinea.  In addition, he will receive 20,000 options to purchase Hyperdynamics common stock each quarter during the term of the agreement.  Option exercise prices are the higher of the closing market price on the grant date or $2.00 per share, the options vest immediately upon grant, and they have a term of three years.  He will receive additional options to purchase up to 200,000 shares of Hyperdynamics common stock upon the completion of certain performance conditions.  The exercise price will be the closing market on the date the conditions are achieved and the option term will be three years from the vesting date.  Hyperdynamics may terminate Mr. Kourouma at any time by providing notice as stipulated in the contract.  We have determined that Mr. Kourouma is not an executive officer.

In August 2006, we hired Ms. Aissata Beavogui as our new Vice President and Chief Financial Officer for SCS Corporation.  The agreement term was for two years.  Under the agreement, Ms. Beavogui would receive a base salary of $54,000 per year and a subsidy of $2,500 per month while in Guinea.  She also will receive options to purchase up to 75,000 shares of Hyperdynamics’ common stock that vest between September 2007 and August 2008.  We have determined that Ms. Beavogui is not an executive officer.  The contract terminated with Ms. Beavogui’s resignation in March 2008.

DIRECTOR COMPENSATION

The following table describes compensation arrangements in effect for independent directors during the year ended June 30, 2008.

Type of service	Quarterly fee(1)	Quarterly options(2)
Board of Directors service	$8,000	N/A
Audit Committee service	$5,000	7,500
Compensation Committee service	$2,500	5,000
Nomination Committee service	$2,500	2,500

(1)	Fees are ordinarily payable with Hyperdynamics common stock.
(2)
Options to purchase common stock vest on the first day of the quarter for each quarter at a price per share determined based on the market price of our common stock on that date.  The option term is two years.

Our independent directors during the year were Harold Poling, Al Young (deceased April 9, 2008), Charles H. Andrews (from December 4, 2007), Roger Friedberger (from June 20, 2008), and L. Gene Stohler.  Mr. Poling served on the Audit Committee for the entire year ended June 30, 2008 and on the Compensation Committee from November 26, 2007 through June 30, 2008.  Mr. Stohler served on the Audit, Nomination, and Compensation Committees during the entire year ended June 30, 2008.  Mr. Young served on the Audit, Nomination, and Compensation Committees from July 1, 2007 through April 9, 2008.  Mr. Andrews served on the Audit Committee from April 17, 2008 through June 20, 2008 and on the Nomination and Compensation Committees from June 20, 2008 through June 30, 2008.  Mr. Friedberger served on the audit committee from June 20, 2008 through June 30, 2008.

DIRECTOR COMPENSATION
					Change in Pension
				Non-Equity	Value and	All
	Fees Earned or	Stock	Option	Incentive Plan	Nonqualified Deferred	Other
Name	Paid in Cash	Awards	Awards	Compensation	Compensation Earnings	Compensation	Total
(a)	($) (b)	($) (c)	($) (d)	(e)	(f)	($) (g)	($) (h)

Al Young	$18,000	$72,002	$78,147				$168,149
L Gene Stohler	-	90,002	78,147				168,149
Harold Poling	-	85,001	66,703				151,704
Charles H. Andrews	14,000	15,000	2,613				31,613
Roger Friedberger	1,425	-	-				1,425

Column (b): Mr. Young, Mr. Andrews, and Mr. Friedberger opted to receive some fees in cash.

Column (c): Stock awards to pay directors fees.  The assumptions used to determine the valuation of the awards are discussed in note 11 to the consolidated financial statements.

Column (d): Amounts are the expenses recorded in the company’s 2008 financial statements for stock options awarded for that year.  The assumptions used to determine the valuation of the awards are discussed in note 11 to the consolidated financial statements.   The notes to the beneficial ownership table in Item 12 provide detailed information about each director’s outstanding stock option awards.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee is made up of three independent, non-employee directors, Messrs. Stohler, Poling and Andrews. No executive officer of Hyperdynamics served as a member of the board of directors of any other public company during the year ended June 30, 2008.  No member of the Compensation Committee serves as an executive officer of any other public company during the year ended June 30, 2008.  No interlocking relationship exists between the members of our Compensation Committee and the board of directors or compensation committee of any other company.

Compensation Committee Report

The Compensation Committee (“Compensation Committee”), consisting of Mr. L. Gene Stohler, Mr. Charles H. Andrews, and Mr. Harold Poling, is responsible for establishing and administering the executive compensation programs of Hyperdynamics. The Compensation Committee of Hyperdynamics has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report.

THE COMPENSATION COMMITTEE
/s/ L. Gene Stohler, Chairman
Harold A. Poling
/s/ Charles H. Andrews

Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table gives aggregate information under all equity compensation plans of Hyperdynamics as of June 30, 2008.

Equity Compensation Plan Information
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A))
	A	B	C
Equity compensation plans approved by security holders	3,810,839	3.60	7,140,155
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	3,810,839	3.60	7,140,155

The Stock and Stock Option Plan (the “1997 Plan”) of Hyperdynamics was adopted May 7, 1997 and amended on December 3, 2001, on January 21, 2005, and on February 20, 2008.  The total number of shares issuable under the Plan, as amended, is 14,000,000 and the current expiration date of the 1997 Plan is May 7, 2010.  Under the 1997 Plan, the Compensation Committee of the Board of Directors, which is comprised of independent directors, may grant common stock, warrants, or options to employees, directors, or consultants.  Under the Plan, options will vest over a five year or other negotiated period and will have a strike price set at the time of grant based on the then current market value of the stock.

Shareholders approved the adoption of the 2008 Restricted Stock Award Plan (the “2008 Plan”) at Hyperdynamics’ Annual Meeting on February 20, 2008.  The total number of shares issuable under the 2008 Plan is 3,000,000.   The Plan expires on February 20, 2018.  Under the 2008 Plan, the Compensation Committee of the Board of Directors, which is comprised of independent directors, may grant common stock, warrants, or options to employees, directors, vendors, or consultants.

The following table provides a reconciliation of the securities available for issuance under the Plans.

	1997 Plan	2008 Plan	All Plans
Shares available for issuance, June 30, 2007	4,453,311	-	4,453,311
Increase in shares issuable	4,000,000	3,000,000	7,000,000
Shares issued	(428,664)	(73,653)	(502,317)
Options outstanding	(3,810,839)	-	(3,810,839)
Shares available for issuance, June 30, 2008	4,213,808	2,926,347	7,140,155

The purpose of the Plans are to further our interest, and the interest of our subsidiaries and our stockholders by providing incentives in the form of stock or stock options to key employees, consultants, directors, and vendors who contribute materially to our success and profitability. We believe that our future success will depend in part on our continued ability to attract and retain highly qualified personnel as employees, independent consultants, and attorneys. The issuance of stock and grants of options and warrants will recognize and reward outstanding individual performances and contributions and will give such persons a proprietary interest in us, thus enhancing their personal interest in our continued success and progress. We pay wages, salaries, and consulting rates that we believe are competitive. We use the Plans to augment our compensation packages.

Security ownership of certain beneficial owners and management

The following table sets forth certain information at September 29, 2008, with respect to the beneficial ownership of shares of Common Stock by (1) each person known to us that owns beneficially more than 5% of the outstanding shares of Common Stock, (2) each of our Directors, (3) each of our Executive Officers, and (4) all of our Executive Officers, Directors as a group.

Name and Address of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned			Percent of Class

Kent Watts
One Sugar Creek Center Boulevard, Suite 125
Sugar Land, TX 77478	12,733,735	(1)		17.6%

Charles H. Andrews
One Sugar Creek Center Boulevard, Suite 125
Sugar Land, TX 77478	26,015	(7)		-%

Harry Briers
One Sugar Creek Center Boulevard, Suite 125
Sugar Land, TX 77478	2,098,336	(2)		3.4%

Roger D. Friedberger
One Sugar Creek Center Boulevard, Suite 125
Sugar Land, TX 77478	7,500	(4)		-. %

Harold Poling
Fairlane Plaza North
290 Town Center Drive, Suite 322
Dearborn, Michigan 48126	678,429	(3)		1.0%

L. Gene Stohler
One Sugar Creek Center Boulevard, Suite 125
Sugar Land, TX 77478	239,605	(6)		.4%

Sarah Berel-Harrop
One Sugar Creek Center Boulevard, Suite 125
Sugar Land, TX 77478	122,984	(5)		.2%

James R. Spear
One Sugar Creek Center Boulevard, Suite 125
Sugar Land, TX 77478	185,455	(8)		.3%

TW Trust
One Sugar Creek Center Boulevard, Suite 125
Sugar Land, Texas 77478	9,662,585	(10)		13.4%

Michael Watts
One Sugar Creek Center Boulevard, Suite 125
Sugar Land, Texas 77478	6,029,626	(11	)(12)	8.9%

KW Trust
One Sugar Creek Center Boulevard, Suite 125
Sugar Land, Texas 77478	3,519,626	(12)		5.4%

CW Trust
One Sugar Creek Center Boulevard, Suite 125
Sugar Land, Texas 77478	3,519,626	(12)		5.4%

KD Trust
One Sugar Creek Center Boulevard, Suite 125
Sugar Land, Texas 77478	3,519,626	(13)		5.4%

All Directors and Executive Officers as a group (8 persons)	16,092,059	(9)		23.0%

(1)
This amount includes: 2,765,224 shares of common stock; currently exercisable options or warrants to purchase 2,050,000 shares of common stock; and 7,918,511 shares deemed beneficially owned through TW Trust’s ownership of Series B Preferred Stock. TW Trust owns the shares indirectly through its ownership of TWJ Navigation, Inc. TWJ Navigation, Inc. owns 1,069 shares of Series B Preferred Stock which are convertible into 7,918,511 shares of common stock, warrants to purchase 1,740,000 shares of common stock, and 4,074 shares of common stock. The beneficiaries of TW Trust are Kent Watts' children. Kent Watts is the trustee of TW Trust.

(2)	This amount includes: 1,898,336 shares of common stock and currently exercisable options to purchase 200,000 shares of common stock.

(3)	This amount includes: 428,429 shares of common stock and currently exercisable options or warrants to purchase 250,000 shares of common stock.

(4)	This amount includes currently exercisable options to purchase 7,500 shares of common stock.

(5)	Includes 30,984 shares of common stock and currently exercisable options to purchase 92,000 shares of common stock.

(6)	This amount includes: 89,605 shares of common stock and currently exercisable options to purchase 150,000 shares of common stock.

(7)	This amount includes: 11,015 shares of common stock and currently exercisable options to purchase 15,000 shares of common stock.

(8)	This amount includes: 44,455 shares of common stock and currently exercisable options to purchase 140,000 shares of common stock.

(9)	Includes: currently exercisable warrants to purchase 2,904,500 shares of common stock and 7,918,511 shares deemed beneficially owned through TW Trust’s Series B Preferred Stock ownership.

(10)
TW Trust beneficially owns 9,662,585 shares of common stock indirectly though its ownership of TWJ Navigation, Inc. TWJ Navigation, Inc. owns 1,069 shares of Series B Preferred Stock which are convertible into 7,918,511 shares of common stock, warrants to purchase 1,740,000 shares of common stock, and 4,074 shares of common stock. The beneficiaries of TW Trust are Kent Watts’ children. Kent Watts is the trustee of TW Trust.

(11)
Includes currently exercisable warrants to purchase 1,000,000 shares of common stock, 94.5 shares of Series B Convertible Preferred stock, which are convertible into 699,999 shares of common stock, and 810,000 shares of common stock in addition to securities beneficially owned through KW Trust (footnote (12)).

(12)
KW Trust beneficially owns 3,519,626 shares of common stock indirectly through KW Navigation, Inc.  KW Navigation, Inc. owns 396 shares of Series B Preferred Stock, which are convertible into 2,933,330 shares of common stock, 6,296 shares of common stock, and warrants to purchase 580,000 shares of common stock. The beneficiary of KW Trust is Kelly Wheeler. Michael Watts is the trustee of KW Trust.

(13)
CW Trust beneficially owns 3,519,626 shares of common stock indirectly through CW Navigation, Inc.  CW Navigation, Inc. owns 396 shares of Series B Preferred Stock, which are convertible into 2,933,330 shares of common stock, 6,296 shares of common stock, and warrants to purchase 580,000 shares of common stock. The beneficiary of CW Trust is Christopher Watts. Christopher Watts is the trustee of CW Trust.

(14)
KD Trust beneficially owns 3,519,626 shares of common stock indirectly through KD Navigation, Inc.  KD Navigation, Inc. owns 396 shares of Series B Preferred Stock, which are convertible into 2,933,330 shares of common stock, 6,296 shares of common stock, and warrants to purchase 580,000 shares of common stock. The beneficiary of KD Trust is Kara Driver. Jeremy Driver is the trustee of KD Trust.

We are not aware of any arrangements that could result in a change of control.

Item 13 Certain Relationships and Related Transactions, and Director Independence

Hyperdynamics has a conflict of interest policy governing transactions involving related parties.  In accordance with the policy, transactions involving related parties must be pre-approved by the Audit Committee, which is comprised of independent directors.

Other than as disclosed below, Hyperdynamics did not enter into any transactions involving amounts in excess of $120,000, excluding employment relationships, with related parties since July 1, 2007, the beginning of the last fiscal year.

Potential offering costs payable to Michael Watts

A pre-existing arrangement exists with Michael Watts, the brother of Hyperdynamics’ CEO, under which he will receive offering costs of 10% of the proceeds from the exercise of 3,471,000  outstanding warrants to purchase common stock at $2.50 per share should they be exercised in the future. If all of these warrants were exercised, Mr. Watts would receive approximately $867,750 to pay these additional costs.

Warrant repricing affecting related parties

In 2007, an original trust for grandchildren of Earnest Watts (father of Kent Watts) was divided into five trusts for the same beneficiaries pursuant to the terms of the original trust. The original trust owned DJX LTD., which in turn held shares of Series B Preferred Stock. DJX LTD. transferred its Series B Preferred Stock to five new corporations which are owned by the five trusts.

In June 2007, four of the new corporations converted a total of 238 shares of Preferred Series B stock to 1,762,962 shares of Hyperdynamics common stock.  They then exchanged 1,740,000 shares of common stock for warrants to purchase 3,480,000 shares of common stock at $4 per share. The exchange of stock for warrants facilitated the settlement of Hyperdynamics’ lawsuit with Trendsetter Investors LLC.  The arrangement, including the form of the warrants, was approved by the Board of Directors, including the independent directors.  By operation of a contractual price reset provision in the warrant, the exercise price of the warrants was reduced from $2.40 per share to $1.65 per share in May 2008, resulting in a settlement expense of $241,000.

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

We have a total of six directors, four of whom are Independent Directors.  Our Independent Directors are: Charles Andrews, Roger Friedberger, Harold A. Poling, and L. Gene Stohler.

Our Audit Committee members are Mr. Poling, Mr. Stohler and Mr. Friedberger (since June 2008). All committee members are independent. Mr. Friedberger is the financial expert based on his work as Chief Financial Officer at public companies. The Audit Committee has a written charter, which was included in our proxy statement filed on December 28, 2004. During the year ended June 30, 2008, the Audit Committee met 5 times and took action by Unanimous Consent 1 time.

Our Compensation Committee members are Mr. Stohler, Mr. Poling, and Mr. Andrews. All committee members are independent. During the year ended June 30, 2008, the Compensation Committee met 10 times and took action by Unanimous Consent 3 times.

Our Nomination Committee members are Mr. Stohler, Mr. Poling, and Mr. Andrews.  All committee members are independent.  During the year ended June 30, 2008, the Nomination Committee met 4 times and took no actions by Unanimous Consent.

Item 14 Principal Accounting Fees and Services

Principal Accounting Fees and Services

Audit Fees

Malone & Bailey, PC billed us in the aggregate amount of $154,000 and $119,000 respectively for the years ended June 30, 2008 and 2007, for professional services related to: their audit of our annual financial statements included in our Form 10-Ks; their reviews of our unaudited quarterly financial statements included in our Form 10-Qs and registration statements; and their Sarbanes-Oxley 404 attest services for the years ended June 30, 2008 and 2007.

Audit-Related Fees

Malone & Bailey, PC billed us $29,000 and $0, respectively, for professional services rendered for assurance and related services that were reasonably related to the performance of audit or review of the Company's financial statements for the years ended June 30, 2008 and 2007.

Tax Fees

Malone & Bailey, PC billed us in the aggregate amount of $20,000 and $0 for professional services rendered for tax related services for the years ended June 30, 2008 and 2007.

All Other Fees

Malone & Bailey, PC did not perform, and accordingly did not bill us for, professional services rendered for any other services for the years ended June 30, 2008 and 2007.

Auditor Independence

Our Board of Directors considers that the work done for us in the year ended June 30, 2008 by Malone & Bailey, PC is compatible with maintaining Malone & Bailey, PC's independence.

Auditor's Time on Task

All of the work expended by Malone & Bailey, PC on our June 30, 2008 audit was attributed to work performed by Malone & Bailey, PC's full-time, permanent employees.

Item 15 Exhibits, Financial Statement Schedules

(A)
Exhibit Number	Description

21.1	List of Subsidiaries

23.1	Consent of Malone and Bailey, PC – provided herewith.

23.3	Consent of Ryder Scott Company, L.P.- provided herewith.

Exhibit  31.1  -  Certification  of  Chief  Executive  Officer of Hyperdynamics Corporation  required  by  Rule  13a-14(1)  or  Rule 15d-14(a) of the Securities Exchange  Act  of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act  of  2002.

Exhibit  31.2  -  Certification  of  Chief  Financial  Officer and Principal Accounting Officer of Hyperdynamics Corporation  required  by  Rule  13a-14(1)  or  Rule 15d-14(a) of the Securities Exchange  Act  of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act  of  2002.

Exhibit  32.1  -  Certification  of  Chief  Executive  Officer  of Hyperdynamics Corporation  pursuant  to  Section  906  of  the  Sarbanes-Oxley Act of 2002 and Section  1350  of  18  U.S.C.  63.

Exhibit  32.2  -  Certification  of  Chief  Financial  Officer and Principal Accounting Officer of Hyperdynamics Corporation  pursuant  to  Section  906  of  the  Sarbanes-Oxley Act of 2002 and Section  1350  of  18  U.S.C.  63.

(B)

FINANCIAL STATEMENT SCHEDULES

The financial statement schedules required by this item are set forth in the notes to our financial statements set forth on page 40 and F-1.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HYPERDYNAMICS CORPORATION
September 30, 2008
By: /s/ Kent Watts
Kent Watts
Chairman of the Board,
Director,
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Kent Watts Kent Watts	Chairman of the Board, Director, President, and Chief Executive Officer	September 30, 2008

Harold A. Poling Harold A. Poling	Director

/s/ Harry J. Briers Harry J. Briers	Director and Executive Vice-President	September 30, 2008

/s/ Roger Friedberger Roger Friedberger	Director	September 30, 2008

/s/ Sarah Berel-Harrop Sarah Berel-Harrop	Chief Financial Officer and Principal Accounting Officer	September 30, 2008

/s/ L. Gene Stohler L. Gene Stohler	Director	September 30, 2008

/s/ Charles H. Andrews Charles Andrews	Director	September 30, 2008