Form 10-Q
period 2008-09-30
HYPERDYNAMICS CORP
filed 2008-11-10
CIK 937136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934: For the quarterly period ended: September 30, 2008

or
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934: For the transition period from _______ to _________

Commission file number: 000-32490

HYPERDYNAMICS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	87-0400335
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

APPLICABLE ONLY TO CORPORATE ISSUERS
As of November 7, 2008, 60,280,968 shares of common stock, $0.001 par value, were outstanding.

HYPERDYNAMICS CORPORATION
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Number of Shares and Per Share Amounts)
(Unaudited)

	September 30,	June 30,
	2008	2008
ASSETS
Current assets:
Cash and cash equivalents	$1,879	$1,480
Trade accounts receivable	295	396
Prepaid expenses and other current assets	299	151
Assets held for sale	31	31
Total current assets	2,504	2,058
Property and equipment, net of accumulated depreciation of $276 and $240	379	409
Oil and gas properties:
Evaluated properties, using full cost accounting, net of accumulated depreciation and depletion of $1,028 and $758	2,816	3,157
Unevaluated properties excluded from amortization	7,420	7,314
Other assets	256	12
Total assets	$13,375	$12,950

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,434	$2,393
Accounts payable - seismic data	650	650
Asset retirement obligation, current	30	99
Dividends payable	372	372
Dividends payable to related party	368	343
Short term notes payable and current portion of long term debt, net of discount of $139 and $196	90	401
Total current liabilities	2,944	4,258

Long term debt, net of discount of $2,226 and $206	2,655	1,315
Asset retirement obligation, non current	634	631
Deferred rent	68	73
Total liabilities	6,301	6,277

Commitments and contingencies

Shareholders' equity:
Convertible preferred stock, par value $0.001; stated value $1,000; 20,000,000 authorized
Series A – 3,000 shares issued and 1,945 shares issued and outstanding	-	-
Series B - 2,725 shares issued and 2,446 shares outstanding	-	-
Common stock, $0.001 par value, 250,000,000 shares authorized; 59,776,091 and 59,339,481 shares issued and outstanding	60	59
Additional paid-in capital	68,615	65,443
Accumulated deficit	(61,601)	(58,829)
Total shareholders' equity	7,074	6,673
Total liabilities and shareholders' equity	$13,375	$12,950

HYPERDYNAMICS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Number of Shares and Per Share Amounts)
(Unaudited)

	Three Months Ended September 30,
	2008	2007
Revenues:
Oil and gas production	$1,119	$314

Costs and expenses:
Lease operating costs	434	854
Accretion expense	20	5
Depreciation, depletion and amortization	306	135
Selling, general and administrative	2,297	2,633
Total costs and expenses	3,057	3,627
Loss from operations	(1,938)	(3,313)
Other income (expense):
Interest (expense) income, net	(199)	36
Gain (loss) on debt extinguishment	(635)	10
Total other (expense) income	(834)	46

Net loss	(2,772)	(3,267)
Preferred stock dividend to related party	(25)	(25)
Net loss attributable to common shareholders	$(2,797)	$(3,292)

Basic and diluted loss per common share	$(0.05)	$(0.06)
Weighted average shares outstanding (basic and diluted)	59,696,645	55,330,976

HYPERDYNAMICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Three Months Ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,772)	$(3,267)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	306	135
Accretion of asset retirement obligation	20	5
Common stock issued for services	513	139
Employee stock options	141	682
(Gain) loss on debt extinguishment	635	(10)
Bad debt expense	-	4
Amortization of discount and financing costs on debt	81	-
Changes in operating assets and liabilities:
Accounts receivable	100	10
Other current assets	31	(19)
Accounts payable and accrued expenses	(893)	548
Deferred rent	(5)	(4)
Net cash used in operating activities	(1,843)	(1,777)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in oil and gas properties	(116)	(1,549)
Purchase of property and equipment	(5)	(105)
Net cash used in investing activities	(121)	(1,654)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock, net	-	135
Collection of stock subscription receivable	-	5,250
Prepayment penalty on debt extinguishment	(271)	-
Proceeds from convertible debentures	5,000	-
Placement fees on convertible debentures	(300)	-
Financing costs deducted from convertible debentures	(30)	-
Proceeds from installment debt	-	47
Payments on notes payable	(2,000)	-
Payments on installment debt	(36)	(296)
Net cash provided by financing activities	2,363	5,136

Net increase in cash	399	1,705
Cash at beginning of period	1,480	618
Cash at end of period	$1,879	$2,323

HYPERDYNAMICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In Thousands)
(Unaudited)

	Three months ended September 30,
	2008	2007
SUPPLEMENTAL DISCLOSURES
Interest paid in cash	$89	$2

NON-CASH TRANSACTIONS
Deemed dividend attributable to repriced warrants issued with purchase of common stock	$29	$-
Accrued and unpaid preferred stock dividend to related party	25	25
Account payable for oil and gas properties	6	59
Conveyance of asset retirement obligation	86	-
Note payable for assets	27	30
Stock payable for placement fee associated with sale of convertible debentures	103	-
Discount associated with beneficial conversion feature and warrants issued with convertible debentures	2,372	-
Common stock issued for accounts payable	173	-
Common stock issued for purchase of working interest in oil and gas properties	-	285

HYPERDYNAMICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  Basis of Presentation

The unaudited consolidated financial statements of Hyperdynamics Corporation ("Hyperdynamics") have been prepared in accordance with accounting principles generally accepted in the United States and the rules of the Securities and  Exchange Commission ("SEC"), and should be read in conjunction with the audited  financial statements and notes thereto contained in Hyperdynamics' Annual Report filed with the SEC on Form 10-K  for the year ended June 30, 2008. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year, 2008, as reported in the Form 10-K, have been omitted.

 New Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position, or cash flow.

2. Oil and Gas Properties

Evaluated properties

Additions to the full cost center during the three months ended September 30, 2008 included exploratory drilling costs of $10,000 and  development costs of $6,000. As of September 30, 2008, we have capitalized $2,816,000 in oil and gas properties, net of depletion of $1,028,000, which is subject to the full cost ceiling test for impairment.  At September 30, 2008, there was no impairment indicated.

During July 2008, Hyperdynamics assigned 15% of its working interest in its Magee-smith leases to Rabb Resources (“Rabb”), who became the operator of the wells.  In return for the working interest assignment, Hyperdynamics received a $1,600,000 credit from Rabb toward the $4,000,000 Promised Funds commitment related to certain oil and gas properties acquired from Rabb in July 2007.  Hyperdynamics has fully satisfied the Promised Fund commitment.  No gain or loss was recognized for this transaction in accordance with full cost rules.

During July 2008, Hyperdynamics assigned 100% of its working interest in the Kelly and Norris leases  to a third party buyer.  The buyer assumed the asset retirement obligation associated with these properties, $86,000, in connection with the transaction.  No gain or loss was recognized for this transaction in accordance with full cost rules.

The sales proceeds will be collected from a 10% overriding royalty interest retained by Hyperdynamics in the Kelly and Norris leases.  If the buyer does not produce revenues from these properties, they are not required to pay the purchase price.  Accordingly, we did not recognize a receivable from the sale of the working interest.  We will recognize revenues, if any, when they occur.

Unevaluated properties

We incurred $106,000 of geological and geophysical costs for our Guinea concession during the three months ended September 30, 2008.  The costs were incurred as follows: payroll and consulting costs directly associated with geophysical and geological evaluation of our Guinea concession of $48,000; costs associated with our 2008 seismic shoot of $54,000; and geophysical and geological software for $4,000.

3. Asset Retirement Obligations

The following is a reconciliation of our asset retirement obligation liability:

Asset retirement obligation, June 30, 2008	$730,000
Liabilities sold	(86,000)
Accretion of discount	20,000
Asset retirement obligation, September 30, 2008	$664,000

4.  Short term notes payable and long term debt

Short term notes payable and long term debt consist of:

	September 30, 2008	June 30, 2008

Installment notes payable	$110,000	$118,000
YA Global
Gross	-	2,000,000
Unamortized discount	-	(402,000)
Net	-	1,598,000
Convertible debentures
Gross	5,000,000
Unamortized discount	(2,365,000)	-
Net	2,635,000	-
Total short term notes payable and long term debt	2,745,000	1,716,000
Less: current portion	(90,000)	(401,000)
Carrying value of notes as of September 30, 2008	$2,655,000	$1,315,000

Installment notes payable

In addition to installment notes payable as of June 30, 2008, during the three months ended September 30, 2008, Hyperdynamics financed two insurance policies for an aggregate amount of $27,000. Hyperdynamics is obligated to pay installments of principal and interest of approximately $14,000 per month.

YA Global

On February 6, 2008, Hyperdynamics entered into a financing agreement (the Financing Agreement) with YA Global Investments, LP (“YA Global”). Under the Financing Agreement, we issued $2,000,000 of notes, whose carrying value (net of discount of $402,000) as of June 30, 2008 was $1,598,000.

The notes carried an annual interest rate equal to 20% and matured on July 6, 2010. The notes provided for monthly principal installments of $50,000 beginning on September 1, 2008 and monthly interest installments. The notes were redeemable at our option at an earlier date provided we paid an “early redemption premium” of 15% of the principal amount being redeemed.

Hyperdynamics repaid the notes on September 12, 2008.  At the time of payoff, Hyperdynamics paid $1,950,000 principal remaining on the debt and  a prepayment penalty of $271,000.  Hyperdynamics recognized accelerated discount amortization of $364,000 related to the payoff of these notes .  Accordingly, Hyperdynamics recognized a loss on extinguishment of debt of $635,000.

Sale of Convertible Debentures

On September 12, 2008, Hyperdynamics sold $5,000,000 convertible debentures, convertible at $2.25 per share, to an investor in a registered direct offering. Placement costs totaled $403,000, with $300,000 payable in cash and $103,000 payable with 66,000 shares of Hyperdynamics common stock, and the lender received $30,000 for legal costs. This resulted in net cash proceeds of $4,670,000. The investor also received warrants to purchase 1,111,111 shares of common stock at $3.00 per share and warrants to purchase 1,111,111 shares of common stock at $2.75 per share.

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

The fair value of the investment was allocated among the debentures and warrants as follows:

Relative fair value of $2.75 warrant	$947,000
Relative fair value of $3.00 warrant	939,000
Relative fair value of note payable	3,114,000

The fair value of the warrant was calculated using the Black-Scholes method, assuming volatility of 113%, expected term of 7 years, and a risk adjusted interest rate of 3.45%.

We analyzed the convertible debentures for the existence of a beneficial conversion feature under EITF 98-5 and 00-27. The intrinsic value of the beneficial conversion feature was $486,000.

The relative fair value of the warrants, the intrinsic value of the beneficial conversion feature, and $30,000 of financing costs were recorded as a discount to the notes. Deferred financing costs consisting of cash and stock payments to the placement agent for the transaction totaled $403,000.  These discounts and deferred financing costs, totaling $2,805,000, will be amortized and charged to interest expense over the life of the notes using the effective interest rate method. The effective interest rate on the notes, including the discount, is 61% per annum.

The debentures carry an annual interest rate equal to 10% and mature on September 12, 2012. The notes will be repaid in monthly installments of $139,000 beginning September 12, 2009. Interest installments will also be paid quarterly on the outstanding balance. Interest installments commence on October 1, 2008. At our option, we can redeem the notes within 120 days of the closing date, September 12, 2008, and pay an “early redemption premium” of 10% of the principal amount being redeemed. After 120 days, we will pay the investor a “make-whole” payment with each conversion or redemption, of 40% of the principal, less interest previously paid. We have the option to pay, if we meet certain conditions, our principal installments, interest payments, and make-whole payments using Hyperdynamics common stock using a formula based on current market prices of the stock.

The investors in the convertible debentures previously received 2,424,243 warrants to purchase common stock with an exercise price of $3.27 per share as part of a registered direct offering of our common stock completed in May 2008. The provisions of the warrants include a reduction in the exercise price in the event stock or convertible securities were issued with a lower exercise price. By agreement with the investors, the exercise price of the warrants was reduced from $3.27 to $3.00. The modification resulted in a deemed dividend to the warrant holders of $29,000.

The activity on the debentures during the three months ended September 30, 2008 is as follows:

Face value of debentures issued on September 12, 2008	$5,000,000
Less: Discount related to warrants	(1,886,000)
Discount related to conversion feature	(486,000)
Discount related to financing costs	(30,000)
Subtotal	2,598,000
Add: Amortization of discount	37,000
Balance of debentures at September 30, 2008	$2,635,000

As of September 30, 2008, the unamortized balance of deferred financing costs was $397,000, of which $152,000 was included in Prepaid expenses and Other current assets and $245,000 was included in Other assets.

Future minimum debt payments

Year ending September 30:

2009	$230,000
2010	1,672,000
2011	1,673,000
2012	1,535,000
Total minimum payments required	$5,110,000

5. Shareholders’ Equity

Stock issuances

During the three months ended September 30, 2008, Hyperdynamics issued  326,771 shares of common stock from its Stock and Stock Option plan for services valued at $513,000. Services were valued using the market close price on the date of grant.

During the three months ended September 30, 2008, Hyperdynamics issued 109,839 shares of common stock valued at $173,000 from its  Stock and Stock Option plan for services which had been rendered  and accrued during the year ending June 30, 2008. The stock was valued using the market closing price on the date of grant.

Discount on convertible debentures

In conjunction with the sale of convertible debentures, we issued warrants to purchase 1,111,111 shares of common stock at $3.00 per share and warrants to purchase 1,111,111 shares of common stock at $2.75 per share. The discount on the debt associated with the relative fair values of the warrants of $1,886,000 and the beneficial conversion feature of $486,000 were recorded as an addition to paid in capital.

Employee stock options

During the quarter ended September 30, 2008, we granted options to purchase 190,000 shares of common stock to Hyperdynamics employees and directors.   The compensation expense associated with employee stock options which vested during the quarter ended September 30, 2008 was $141,000. The fair value of the options grants was determined using the Black-Scholes method.(See Note 7).

Warrant repricings

Warrants, originally issued to purchase common stock , were modified by reducing the exercise price from $3.27 per share to $3.00 per share. This resulted in a deemed dividend of $29,000 (See Note 6).

Other items relating to equity

In July 2008, Hyperdynamics entered into a contract for 3-D seismic work offshore Guinea. The contract is open as to scope of work and provides the price for various activities associated with the work.  We will finalize the scope of work when we determine the offshore area to be covered by the seismic shoot. We estimate the cost of the 3-D seismic work to be approximately $15,000,000 but the cost could increase to as high as an estimated $45,000,000 based on options we have to expand the scope of work.  The contract provides for Hyperdynamics to issue 2,500,000 shares of common stock to the vendor as a deposit. The value ascribed to the stock by the parties in the contract is $6.00 per share. The 2,500,000 shares were issued during August 2008 and delivered to the vendor during October 2008. The contract provides that the stock may be sold to pay invoices after the seismic work begins.  Any proceeds from the sale of this stock may be applied by the direction of us to any legitimate outstanding invoices.  Should we elect to pay cash for the seismic work any remaining unsold stock will be returned to us.  We may replace the stock deposit with a cash deposit at the rate of $6 per share at any time and have the stock returned prior to it being sold.  Because there is no performance commitment as of the date of this report, there is no accounting recognition of the stock, in accordance with EITF 00-18 governing share-based payment to non-employees.  As a result, these shares are not shown as issued in the accompanying financial statements.

In July 2008, we entered an agreement with an international law firm to support our 2006 PSC.  The agreement estimates the value of their work to be provided through March 2009 at $630,000.  During July 2008, we issued 350,000 shares of common stock valued at the market price on the stock grant date of $543,000 as a payment on the new engagement and for approximately $132,000 of fees that had been incurred in the past.   We charged $411,000 of compensation costs associated with this stock grant to expense in the quarter ended September 30, 2008.  The contract provides for a “true-up” six months after the date the shares were issued.  Under the provision, the firm will receive additional shares if the market value of the stock has declined in value, such that the total market value of the stock received at the true up date will be $700,000. The true up provision constitutes an obligation to issue a variable number of shares based upon a fixed monetary value; accordingly, the provisions of SFAS 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, apply to the stock grant.  If the true up were to occur on September 30, 2008, Hyperdynamics would issue an additional 210,000 shares under the terms of the agreement based upon the total scope of work in the agreement.  The agreement does not specify a cap on the number of shares that may be issued.

The contract provides for bonuses of an additional 350,000 shares of common stock upon the achievement of certain performance criteria.

6. Deemed Dividend

In September 2008, the Company modified the terms of certain warrants to purchase common stock issued during May 2008 as a result of warrants issued to the same investor in conjunction with sale of convertible debentures.    The price of the warrants was reduced from $3.27 to $3.00.  The modification resulted in a deemed dividend of $29,000, which was calculated using the Black-Scholes method. The following table details the significant assumptions used to compute the fair market value of the modification to these warrants:

	Before	After
Risk-free interest rate	3.45%	3.45%
Dividend yield	0%	0%
Volatility factor	111.88%	111.88%
Remaining term (years)	6.7	6.7

7. Stock Options and Warrants

Options granted to employees

During the three  months ended September 30, 2008, Hyperdynamics granted 190,000 options to employees.   The options had exercise prices ranging from $1.25 to $2.00, exercise term of two to  three years with immediate vesting and a fair value on the date of grant totaling $110,000.  The weighted average fair value of the employee stock options granted during the quarter ended September 30, 2008 was $0.58.

During the three months ended September 30, 2008, Hyperdynamics recognized $31,000 compensation cost from an option award that had been granted in a prior year.  Accordingly, the aggregate compensation cost recognized for options vested during the three months ended September 30, 2008 was $141,000.  At September 30, 2008, there was $74,000 of unrecognized compensation costs related to non-vested share-based compensation arrangements granted under our Stock and Stock Option Plan.

The following table details the significant assumptions used in the Black-Scholes model to compute the fair market values of employee stock options granted:

Risk-free interest rate	2.00 – 2.63%
Dividend yield	0%
Volatility factor	86.91 - 88.48%
Expected life (years)	1 - 1.5

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

The following table summarizes employee stock options issued and outstanding as of September 30, 2008:

	Options	Weighted average exercise price
Outstanding at year end June 30, 2008	2,238,696	3.45
Granted	190,000	1.69
Exercised	-	-
Forfeited	-	-
Expired	(417,857)	1.18
Outstanding at September 30, 2008	2,010,839	$3.76

Options outstanding and exercisable as of September 30, 2008:

Exercise Price	Outstanding Number of Shares	Remaining Life	Exercisable Number of Shares
$1.00 - 1.49	52,500	1 - 2 years	52,500
$1.00 - 1.49	130,000	2 - 3 years	130,000
$1.50 - 1.99	40,000	1 year or less	40,000
$1.50 - 1.99	45,000	1 - 2 years	45,000
$1.50 - 1.99	120,000	2 - 3 years	120,000
$2.00 - 2.49	323,447	1 year or less	323,447
$2.00 – 2.49	25,000	1 - 2 years	25,000
$2.00 - 2.49	255,000	2 - 3 years	255,000
$2.50 - 2.99	105,000	1 year or less	105,000
$2.50 – 2.99	144,892	1 - 2 years	144,892
$2.50 – 2.99	65,000	2 - 3 years	65,000
$3.00 – 3.50	40,000	1 year or less	40,000
$3.00 – 3.50	65,000	1 - 2 years	65,000
$5.00	300,000	2 - 3 years	-
$10.00	300,000	2 - 3 years	-
	2,010,839		1,410,839

The exercisable options had an intrinsic value of $11,375 at September 30, 2008.
The following table summarizes common stock warrants issued and outstanding as of September 30, 2008:

	Warrants	Weighted average exercise price
Outstanding at year June 30, 2008	11,717,692	2.54
Granted	4,646,465	2.94
Exercised	-	-
Cancelled	(2,424,243)	3.27
Expired	-	-
Outstanding at September 30, 2008	13,939,914	$2.54

Warrants outstanding and exercisable as of September 30, 2008:

Exercise Price	Outstanding Number of Shares	Remaining Life	Exercisable Number of Shares
$.25	125,000	1 year or less	125,000
$1.65	666,666	5 years	666,666
$1.65	3,480,000	6 years	3,480,000
$2.50	3,471,783	1 year or less	3,471,783
$2.75	1,111,111	7 years	1,111,111
$3.00	3,535,354	7 years	3,535,354
$4.00	1,500,000	6 years	1,500,000
$5.00	50,000	3 years	-
	13,939,914		13,889,914

At September 30, 2008, there was $28,000 of unrecognized compensation expense associated with the outstanding warrants. The exercisable warrants had an intrinsic value of $125,000 at September 30,2008.

8. Cost Reimbursement

In July 2007, Hyperdynamics received $130,000 as a reimbursement of legal costs incurred during fiscal 2006 and 2007 in a lawsuit with Trendsetter Investors LLC.  The reimbursement was recorded as a reduction of legal costs relating to three months ended September 30, 2007 and it is included in selling, general and administrative expense.

9. Subsequent Events

During  October 2008, we granted 150,000 options to employees and directors in accordance with their compensation packages. The fair value of options was $49,000 based upon the Black Scholes Valuation model.

During the October 2008, Hyperdynamics issued stock as follows:

•	188,877 shares of common stock for services valued using the market close price on the date of grant at $186,000.
•	66,000 shares of common stock for stock payable of $103,000.
•	250,000 shares upon the conversion of $563,000 of convertible debentures.

As of November 10, 2008, Hyperdynamics had not made a required scheduled interest payment of $133,000 on its convertible debenture that had become due upon the conversion of a portion of the debentures.  Hyperdynamics has not received notice from the debenture holder that it is in default of the debenture contract and is currently negotiating the timing and manner of the interest payment with the investor.

10. Segment Information

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

The following tables summarize certain balance sheet data as of September 30, 2008 and June 30, 2008 and income statement data about Hyperdynamics' reportable segments and corporate overhead for the three months ended September 30, 2008 and 2007:

	SCS	HYDR	Corporate	Total
Segment assets
As of September 30, 2008	$7,642,000	$3,415,000	$2,318,000	$13,375,000
As of June 30, 2008	7,590,000	3,774,000	1,586,000	12,950,000

Three months ended
September 30, 2008
Revenues from external customers	-	1,119,000	-	1,119,000
Depreciation, depletion and amortization	24,000	273,000	9,000	306,000
Income (loss) from operations	(1,533,000)	281,000	(686,000)	(1,938,000)
Expenditures for long-lived assets	111,000	16,000	-	127,000

September 30, 2007
Revenues from external customers	-	314,000	-	314,000
Depreciation, depletion and amortization	12,000	113,000	10,000	135,000
Loss from operations	(1,152,000)	(823,000)	(1,338,000)	(3,313,000)
Expenditures for long-lived assets	279,000	1,738,000	11,000	2,028,000

CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION

The Company is including the following cautionary statement to make applicable and take advantage of the safe harbor provision of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of, the Company. This quarterly report on Form 10-Q contains forward-looking statements. Forward-looking statements include statements concerning plans, objectives, goals, strategies, expectations, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Certain statements contained herein are forward-looking statements and, accordingly, involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitations, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectations, beliefs or projections will result or be achieved or accomplished. In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in the view of the Company, could cause actual results to differ materially from those discussed in the forward-looking statements: the ability of the Company to respond to changes in the oil and gas exploration and production environment, competition, the availability of financing, and, if available, on terms and conditions acceptable to the Company, and the availability of personnel in the future.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Our corporate mission is to provide energy for the future by exploring for, developing new, and re-establishing pre-existing sources of energy worldwide.  Through our domestic and international business segments, we produce oil in Louisiana, USA and we explore for oil in Guinea, West Africa.

Domestic Operations

Our operations in Louisiana produce oil and provide revenues and cash flows.  The business model is that the domestic production will provide sufficient cash flow to support our corporate overhead, so that capital raised can be devoted to work on our concession in Guinea.  We have not yet experienced sufficient cash flow to accomplish the goal of covering overhead with net cash flows from oil production.   However, we did realize income from operations from the domestic segment during the three months ended September 30, 2008.  The income was due to our production levels, the price of oil, and savings in lease operating costs as well as general and administrative costs.  Since September 30, 2008, the price of oil has dropped substantially.  Accordingly, we expect revenues and income from operations to decline during the quarter ending December 31, 2008.   We continually evaluate new leases and opportunities for drilling; however, due to the current price of oil, plans to conduct new drills are on hold.

International Operations

On September 22, 2006, our wholly owned subsidiary, SCS Corporation signed a Production Sharing Contract (the “2006 PSC”) with the Republic of Guinea. The 2006 PSC gives us exclusive rights to explore, develop, and produce the petroleum resources in an area of approximately 31,000 square miles off the coast of Guinea.  Developments of our work on the 2006 PSC over the three months ended September 30, 2008 include the following:

•
During the quarter ended September 30, 2008, we interpreted 2008 2-D seismic, which had been acquired during the quarter ended June 30, 2008. Our geological and geophysical staff continue to evaluate the data.  We also negotiated a contract with a contractor to acquire up to 4,100 square kilometers of 3-D seismic data.  We believe that the 3-D seismic data will provide us with a portfolio of drillable prospects. See Item 1A – Risk Factors in our Form 10-K for the year ended June 30, 2008.

•	Our geological and geophysical staff are conducting planning activity associated with acquiring 3-D seismic data.

•	Our executive team travelled to Guinea during July 2008 and provided a technical update on our progress to the government of Guinea.

RESULTS OF OPERATIONS

Based on the factors discussed below for each segment and for the corporate overhead, the net loss attributable to common shareholders decreased $495,000, or 15%, from $(3,292,000), or $(0.06) per share during the three months ended September 30, 2007 to $(2,797,000), or $(0.05) per share during the three months ended September 30, 2008.  The net loss chargeable to common shareholders includes a provision for preferred stock dividends of $25,000 in each of the three months ended September 30, 2008 and 2007.

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

Louisiana Operations ("HYDR")

Three months ended September 30, 2008 compared to three months ended September 30, 2007.

The following table summarizes selected financial information about our domestic operations:

	Three months ended September 30,		Increase	%
	2008	2007	(decrease)	Change
Production data
Gross barrels sold	15,144	6,288	8,856	141%
Net barrels sold	9,505	4,308	5,197	121%
Average sales price per barrel	$117.73	$72.88	44.85	62%

Revenues from oil and gas production	$1,119,000	$314,000	$805,000	256%

Costs and Expenses
Lease operating costs	434,000	854,000	(420,000)	(49)%
Depreciation, depletion, and amortization	273,000	113,000	160,000	142%
Accretion	20,000	5,000	15,000	300%
Selling, general and administrative expense	111,000	165,000	(54,000)	(33)%

Income/(loss) from operations	281,000	(823,000)	(1,104,000)	(134)%

Income/(loss) from operations changed due to the factors discussed below:

Revenues.   Our revenues from oil and gas production increased due to higher oil production and higher sales prices for oil. We have no revenues from gas production.  The production increase is primarily attributable to production from the oil wells acquired in July 2007 and our investments there in.

Lease operating costs include severance tax, workover, and routine operating costs.  Severance tax varies with revenue and totaled $73,000 and $26,000 for the three months ended September 30, 2008 and 2007, respectively. The increase, $47,000, or  181%, is attributable to higher sales revenues.  We had no workover expense during the quarter ended September 30, 2008. We worked over or reworked seven oil wells and one service well for a cost of $340,000 during the quarter ended September 30, 2007.  Other lease operating costs decreased $127,000, or 26%, to $361,000 during the quarter ended September 30, 2008 from $488,000 during the quarter ended September 30, 2007.  The decrease in these costs is primarily attributable to cost savings achieved when we turned over operations of, and 15% working interest in, our Magee Smith lease to a new operator.

Accretion expense.  In accordance with SFAS 143, we discount the fair value of our asset retirement obligations and record accretion expense due to the passage of time using the interest method of allocation.   Accordingly, the accretion expense is a function of the balance of the asset retirement obligation.  As of July 1, 2008 and 2007, respectively, our asset retirement obligation was $730,000 and $128,000, respectively.  The increase in accretion expense is due to the higher asset retirement obligation balance.

Our depreciation, depletion and amortization expense increased due to higher production levels during the quarter partially offset by a decrease in the depletion rate per barrel of oil equivalent produced.

Our selling, general and administrative expense includes administrative expenses, other operational costs, and gains or losses on sales and disposals of assets.  Significant drivers in the change in selling, general, and administrative expenses were:

Other operational costs for the three months ended September 30, 2008 was $17,000 in comparison to $153,000 in 2007.  This represents a decrease of 89%, or $136,000, due to decreases in expenses related to repairs and maintenance, tools and yard costs, field labor and decrease in number of field employees.   During the quarter ended June 30, 2008, we restructured the field office and discharged all but one administrative employee.

Administrative expenses increased by $82,000.  The main driver in this increase was a change in legal and professional expenses, which increased by $143,000.  The increase in legal and professional costs can be attributed to a cost reimbursement that we received in August 2007 from our insurance company for legal expenses associated with a suit that was settled during the year ended June 30, 2007 and which reduced expense in the prior year period, and increased costs for our annual reserve report.   In addition, we experienced a net decrease in administrative expenses of $61,000, which was attributable to decreases in employee compensation expense and insurance expense.

International Operations ("SCS")

Three months ended September 30, 2008 compared to three months ended September 30, 2007.

The following table summarizes selected financial information about our international operations:

	Three months ended September 30,		Increase	%
	2008	2007	(decrease)	Change
Costs and Expenses
Depreciation, depletion, and amortization	$24,000	$12,000	12,000	100%
Selling, general and administrative expense	1,509,000	1,140,000	369,000	32%

Loss from operations	1,533,000	1,152,000	381,000	33%

Loss from operations changed due to the factors discussed below:

Depreciation increased due to depreciation on additional assets owned as of July 1, 2008 as compared with July 1, 2007.

Selling, general and administrative expenses increased due to increases in professional and consulting expenses, compensation expense, and travel expense, offset by a decrease in costs associated with our in-country Guinea operations.

In-country costs, consisting of advertising, lobbying, public relations, and office expense in Guinea, decreased substantially, to $183,000 during the three months ended September 30, 2008 from $631,000 during the three months ended September 30, 2007.  This is a decrease of $448,000, or 71%.  During the three months ended September 30, 2007, we had conducted extensive public relations work in Guinea in order to promote and maintain positive public sentiment towards Hyperdynamics in Guinea.

Professional and consulting expenses includes a share based payment that resulted in expense of $411,000 to a legal firm for consulting and legal expenses they are performing with respect to our Guinea concession.  Other legal and consulting costs increased by $90,000.  Thus, legal, professional, and consulting costs increased $501,000, to $654,000 during the three months ended September 30, 2008 from $153,000 during the three months ended September 30, 2007.

Compensation expense increased $233,000, or 160%, to $379,000 during the three months ended September 30, 2008 from $146,000 during the three months ended September 30, 2007.  The increase in compensation expense consists of salary and of option grants for our geological and geophysical staff, who were not on our payroll during the quarter ended September 30, 2007.

Travel expenses increased 42%, or $64,000, to $218,000 in 2008 from $154,000 in 2007, because of travel conducted by members of our geological and geophysical staff and  because of the cost of a delegation that travelled to Guinea in July 2008. Other administrative expenses increased by $19,000.

Corporate Overhead

Three months ended September 30, 2008 compared to three months ended September 30, 2007.

The following table summarizes selected financial information about our corporate overhead:

	Three months ended September 30,		Increase	%
	2008	2007	(decrease)	Change
Costs and Expenses
Depreciation, depletion, and amortization	$9,000	$10,000	$(1,000)	(10)%
Selling, general and administrative expense	677,000	1,328,000	(651,000)	(49)%

Loss from operations	686,000	1,338,000	(652,000)	(49)%

Loss from operations changed due to the factors discussed below:

Selling, general and administrative expenses decreased primarily due to a decrease in compensation expense.  Legal and professional, insurance, and travel costs also decreased.

Compensation expense decreased $566,000, or 63%, to $330,000 during the three months ended September 30, 2008 from $896,000 during the three months ended September 30, 2007.  The decrease in compensation expense consists primarily in changes in option grants for employees and directors that occurred in 2007 but were not repeated in 2008.

Professional and consulting expenses decreased $31,000.

Travel expenses decreased 54%, or $27,000, because of travel conducted for investor relations and road shows decreased during the three months ended September 30, 2008. Other administrative expense, including insurance, decreased by $13,000, primarily due to reduction in the cost of health insurance and commercial insurance.

Liquidity and Capital Resources

Our ratio of current assets to current liabilities (current ratio) was .85 to 1 at September 30, 2008 and .48 to 1 at June 30, 2008. Current liabilities contain several items that are payable in stock or are the subject of deferred payment arrangements whereby the vendor will not get paid except out of future revenues or cash received from a joint venture partner.  Dividends payable of $372,000 and dividends payable to related party of $368,000 are payable in stock.   Accounts payable – seismic data of $650,000 is payable only when we sell the data to third parties or if we get cash infusion for the Guinea concession.  Additionally, $65,000 is accrued in accounts payable to a vendor who, by the terms of his agreement, will not be paid until we obtain funding from a financial or joint venture partner for Guinea. This amounts to approximately $1,455,000 of the $2,944,000 reflected in current liabilities which either will not result in a cash outflow or will not be paid until we have adequate funds to pay them.

Management has evaluated our cash flow projections in light of the reduced sales price for oil and we have assessed that we have the liquidity necessary to continue to meet current obligations as they become due throughout the coming 12 months. Current cash flow projections take into account the effect of capital raised during September 2008, which resulted in a cash inflow of $2,400,000 after financing costs and the payoff of debt, cash flow from our domestic operations, and the implementation of cost saving measures.

This cash flow does not include any additional development of our production or adjustment to our operating budget. We have three development wells that we are considering drilling that we estimate would increase our production and revenues.  We previously disclosed, in our 10-K filed on September 30, 2008, that our Board  authorized us to proceed with the drilling on one of the locations with a cash drilling cost associated of $250,000 and a cost to complete to the point of production of an additional $470,000.  The authorization for this project was contingent upon the price of oil remaining above a target level. At current oil prices, this project is on hold.

Our top corporate priority at this time is to attract a joint venture or financial partner so that we can fund an accelerated exploration work program offshore Guinea.  We now expect these major funds to come primarily from selling working interest to financial partners or joint venture partners that invest in our Guinea offshore contract area. We believe that with the interpretive work performed by our geoscientists on the 2008 seismic data  we should  be able to obtain a joint venture with one or more viable oil company operators.  We have mapped our prospects and prepared an in-depth technical presentation and data room available for review by potential partners under confidentiality agreements. Such joint ventures and the related liquidity would position us to acquire 3-D seismic data.

In summary, we believe that between our production, cost cutting measures, and the funding we have in place, we can meet our overhead.   We are seeking joint venture or financial partners to assist with the capital intensive exploration work offshore Guinea.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

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

Item 4.  Controls and procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of the end of the period covered by this quarterly report. In the course of this evaluation, our management considered the material weaknesses in our internal control over financial reporting discussed below. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of this material weakness, our disclosure controls and procedures as of September 30, 2008 were not effective in ensuring that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. To address the material weakness, we have taken additional steps in an effort to ensure our consolidated financial statements included in this quarterly report have been prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

In connection with the preparation of our Annual Report on Form 10-K for the year ended June 30, 2008 ("Annual Report"), management assessed the effectiveness of our disclosure controls and procedures and internal control over financial reporting as of June 30, 2008 as more fully described in Item 9A of our Annual Report. Based on that assessment, management identified material weaknesses in our internal controls.  Because of these material weaknesses, management concluded that we did not maintain effective internal control over financial reporting as of June 30, 2008.

To address the issues associated with the material weaknesses, we have made changes in our internal controls over financial reporting in fiscal 2009 through the date of this report, and we continue to spend a significant amount of time and effort to improve our control environment. We have been implementing and will continue to implement changes that are both organizational and process-focused to improve the control environment. The changes made through the date of this quarterly report include, among others:

•
Augmenting our staff by using qualified contractors who have experience in public company reporting to assist in the preparation of financial statements and with the evaluation of and accounting for non-routine and non-systematic transactions;

•
Our new country controller for Guinea, hired in September 2008, has provided direct financial oversight and implemented policies and procedures relating to purchasing and budgeting functions for our operations in Guinea; and,

•
Implementing policies and procedures designed to improve the overall control environment, such as obtaining timely acknowledgement of our Code of Ethics, and implementing restrictions on users access to posting in the accounting system;

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
(Registrant)

By: /s/ Kent Watts
Kent Watts, Chairman of the Board,
Chief Executive Officer

Dated: November 10, 2008

By: /s/ Sarah Berel-Harrop
Sarah Berel-Harrop
Chief Financial Officer
Principal Accounting Officer

Dated: November 10, 2008