Form 10-Q
period 2008-12-31
HYPERDYNAMICS CORP
filed 2009-02-17
CIK 937136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934: For the quarterly period ended December 31, 2008

or
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934: For the transition period from _______ to _________

Commission file number: 000-32490

HYPERDYNAMICS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	87-0400335
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

APPLICABLE ONLY TO CORPORATE ISSUERS
As of February 17, 2009, 65,102,346 * shares of common stock, $0.001 par value, were outstanding. * (includes 2,500,000 shares of our common stock issued to a vendor as a deposit, but which are not considered outstanding for accounting purposes)

HYPERDYNAMICS CORPORATION
CONSOLIDATED BALANCE SHEETS (Unaudited)
(In Thousands, Except Number of Shares and Per Share Amounts)
(Unaudited)

	(Unaudited)
	December 31,	June 30,
	2008	2008
ASSETS
Current assets:
Cash and cash equivalents	$776	$1,480
Trade accounts receivable	122	396
Prepaid expenses and other current assets	98	151
Assets held for sale	-	31
Total current assets	996	2,058
Property and equipment, net of accumulated depreciation of $311 and $240	343	409
Oil and gas properties:
Evaluated properties, using full cost accounting, net of accumulated depreciation, depletion, amortization and impairment of $3,551 and $758	349	3,157
Unevaluated properties excluded from amortization	7,635	7,314
Other assets	11	12
Total assets	$9,334	$12,950

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$972	$2,393
Accounts payable - seismic data	650	650
Asset retirement obligation, current	30	99
Variable share issuance obligation	543	-
Dividends payable	372	372
Dividends payable to related party	392	343
Short-term notes payable and current portion of long term debt, net of discount of $71 and $196	278	401
Total current liabilities	3,237	4,258

Long-term debt, net of discount of $570 and $206	1,802	1,315
Asset retirement obligation, non current	654	631
Deferred rent	64	73
Total liabilities	5,757	6,277

Commitments and contingencies

Shareholders' equity:
Convertible preferred stock, par value $0.001; stated value $1,000; 20,000,000 authorized
Series A – 3,000 shares issued and 1,945 shares issued and outstanding	-	-
Series B - 2,725 shares issued and 2,446 shares outstanding	-	-
Common stock, $0.001 par value, 250,000,000 shares authorized; 62,529,679 and 59,339,481 shares issued and outstanding	63	59
Additional paid-in capital	71,288	65,443
Accumulated deficit	(67,774)	(58,829)
Total shareholders' equity	3,577	6,673
Total liabilities and shareholders' equity	$9,334	$12,950

See accompanying notes to consolidated financial statements

HYPERDYNAMICS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In Thousands, Except Number of Shares and Per Share Amounts)
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
Revenues:
Oil and gas sales	$612	$500	$1,731	$814
Oilfield service revenues	-	31	-	31
Total revenues	612	531	1,731	845

Costs and expenses:
Lease operating costs	386	649	820	1,503
Accretion expense	20	5	40	10
Depreciation, depletion and amortization	256	113	562	248
Impairment of evaluated oil and gas properties	2,303	-	2,303	-
Selling, general and administrative	1,998	1,870	4,295	4,503
Total costs and expenses	4,963	2,637	8,020	6,264
Loss from operations	(4,351)	(2,106)	(6,289)	(5,419)

Other income (expense):
Interest (expense) income, net	(2,022)	10	(2,221)	46
Gain (loss) on debt extinguishment	200	-	(435)	10
Total other income (expense)	(1,822)	10	(2,656)	56

Net loss	(6,173)	(2,096)	(8,945)	(5,363)

Preferred stock dividend to related party	(24)	(25)	(49)	(50)

Net loss attributable to common shareholders	$(6,197)	$(2,121)	$(8,994)	$(5,413)

Basic and diluted loss per common share	$(0.10)	$(0.04)	$(0.15)	$(0.10)
Weighted average shares outstanding (basic and diluted)	61,114,189	55,698,010	60,405,417	55,501,993

See accompanying notes to consolidated financial statements

HYPERDYNAMICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In Thousands)
(Unaudited)

	Six Months Ended December 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(8,945)	$(5,363)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	562	248
Impairment of evaluated oil & gas properties	2,303	-
Accretion of asset retirement obligation	40	10
Common stock issued for services	896	129
Employee stock options	211	920
Variable share issuance obligation	543	-
(Gain) loss on debt extinguishment	435	(10)
Bad debt expense	-	4
Interest accreted to debt principal	1,464	-
Gain on disposal of assets	(65)	-
Amortization of discount and financing costs on debt	550	-
Changes in operating assets and liabilities:
Accounts receivable	274	(115)
Other current assets	86	31
Accounts payable and accrued expenses	(1,232)	120
Deferred rent	(9)	(8)
Net cash used in operating activities	(2,887)	(4,034)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in oil and gas properties	(230)	(1,755)
Purchase of property and equipment	(5)	(108)
Proceeds from the sale of assets	96	-
Change in deposits	-	(6)
Net cash used in investing activities	(139)	(1,869)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock, net	-	679
Collection of stock subscription receivable	-	5,250
Proceeds from convertible debentures	5,000	-
Placement fees on convertible debentures	(300)	-
Financing costs deducted from convertible debentures	(30)	-
Prepayment penalty on notes payable	(271)	-
Proceeds from installment debt	-	47
Payments on notes payable	(2,000)	-
Payments on installment debt	(77)	(349)
Net cash provided by financing activities	2,322	5,627

Net decrease in cash	(704)	(276)
Cash at beginning of period	1,480	618
Cash at end of period	$776	$342

See accompanying notes to consolidated financial statements

HYPERDYNAMICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued)
(In Thousands)
(Unaudited)

	Six months ended December 31,
	2008	2007
SUPPLEMENTAL DISCLOSURES
Interest paid in cash	$471	$5
Income taxes paid in cash	-	-

NON-CASH INVESTING AND FINANCING TRANSACTIONS

Deemed dividend attributable to repriced warrants issued with purchase of common stock	$29	$153
Accrued and unpaid preferred stock dividend to related party	49	50
Accounts payable for oil and gas properties	129	59
Conveyance of asset retirement obligation	86	-
Note payable for assets	32	30
Stock payable for placement fee associated with sale of convertible debentures	103	-
Discount associated with beneficial conversion feature and
warrants issued with convertible debentures	2,372	-
Common stock issued for accounts payable	173	234
Common stock issued for investment in oil and gas properties	34	285
Fair value of warrant repricing associated with debt modification	106
Conversion of debt into common stock	3,817	-
Accelerated discount associated with debt conversion	1,814	-

See accompanying notes to consolidated financial statements

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

Certain amounts in the 2008 financial statements have been reclassified to conform with the 2009 financial statement presentation.

New Accounting Pronouncements

We are evaluating the effect that the adoption of recently issued accounting pronouncements will have on our results of operations, financial position, or cash flow.

2. Going Concern

The accompanying financial statements have been prepared assuming Hyperdynamics will continue as a going concern.  Hyperdynamics has incurred losses since inception, resulting in cumulative losses of $67,774,000 through December 31, 2008. The Company has historically been able to raise capital as planned to progress the exploration of its most significant oil and gas asset offshore West Africa, and to slowly develop its producing assets in Louisiana. The world economic crisis has injected more uncertainty into the picture and the related depressed price for oil has seriously weakened the Company’s production revenues and limited its options for continuing to raise new capital. These combined conditions raise substantial doubt about Hyperdynamics’ ability to continue as a going concern. Hyperdynamics’ future is dependent upon its ability to obtain proceeds from the sale or monetization of some of its oil and gas exploration assets, to obtain continued equity or debt financing, and ultimately upon developing future profitable operations from the development of its oil and gas properties.  Management plans remain focused on obtaining well capitalized joint venture partners to help the company monetize a portion of offshore exploration asset.  Management is also working diligently on the possibility to sell some or all of its producing assets in Louisiana, and finally on evaluating  how it can raise additional capital to further its business operations.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3. Oil and Gas Properties

Evaluated properties

Additions to the full cost center during the six months ended December 31, 2008 included exploratory drilling costs of $60,000, lease acquisition costs of $6,000 and development costs of $6,000. As of December 31, 2008, we had capitalized $2,652,000 in oil and gas properties, which is net of depletion of $1,248,000 and is subject to the full cost ceiling test for impairment.  At December 31, 2008, based on the ceiling test, an impairment of $ 2,303,000 was indicated, and the net value of the properties after impairment and depletion was $349,000.

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

During July 2008, Hyperdynamics assigned 100% of its working interest in the Kelly and Norris leases  to a third party buyer.  There were no proved reserves assigned to these properties.  The buyer assumed the asset retirement obligation associated with these properties, $86,000, in connection with the transaction.  No gain or loss was recognized for this transaction in accordance with full cost rules.

The sales proceeds will be collected from a 10% overriding royalty interest retained by Hyperdynamics in the Kelly and Norris leases.  If the buyer does not produce revenues from these properties, they are not required to pay the purchase price.  Accordingly, we did not recognize a receivable from the sale of the working interest.  We will recognize revenues, if any, when they occur.

Unevaluated properties

We incurred $321,000 of geological and geophysical costs for our Guinea concession during the six months ended December 31, 2008.  The costs were incurred as follows: payroll and consulting costs directly associated with geophysical and geological evaluation of our Guinea concession of $132,000; costs associated with our 2008 seismic shoot of $54,000; costs associated with geological study of $78,000; professional expenses of $43,000 and geophysical and geological software for $14,000.

4. Asset Retirement Obligations

The following is a reconciliation of our asset retirement obligation liability:

Asset retirement obligation, June 30, 2008	$730,000
Liabilities sold	(86,000)
Accretion of discount	40,000
Asset retirement obligation, December 31, 2008	$684,000

5.  Short-term notes payable and long-term debt

Short-term notes payable and long-term debt consist of:

	December 31, 2008	June 30, 2008

Installment notes payable	$73,000	$118,000
YA Global
Gross	-	2,000,000
Unamortized discount	-	(402,000)
Net	-	1,598,000
Convertible debentures
Gross	2,648,000
Unamortized discount	(641,000)	-
Net	2,007,000	-
Total short term notes payable and long term debt	2,080,000	1,716,000
Less: current portion	(278,000)	(401,000)
Carrying value of notes as of December 31, 2008	$1,802,000	$1,315,000

Installment notes payable

In addition to installment notes payable as of June 30, 2008, during the six months ended December 31, 2008, Hyperdynamics financed three insurance policies for an aggregate amount of $32,000. Hyperdynamics is obligated to pay installments of principal and interest of approximately $14,000 per month.

YA Global

On February 6, 2008, Hyperdynamics entered into a financing agreement (the “Financing Agreement”) with YA Global Investments, LP (“YA Global”). Under the Financing Agreement, we issued  $2,000,000 of notes, whose carrying value (net of discount of $402,000) as of June 30, 2008 was $1,598,000.

The notes carried an annual interest rate equal to 20% and mature on July 6, 2010. The notes provided for monthly principal installments of $50,000 beginning on September 1, 2008 and monthly interest installments. The notes were redeemable at our option at an earlier date provided we paid an “early redemption premium” of 15% of the principal amount being redeemed.

Hyperdynamics repaid the notes on September 12, 2008.  At the time of payoff, Hyperdynamics paid $1,950,000 principal remaining on the debt and  a prepayment penalty of $271,000.  Hyperdynamics recognized accelerated discount amortization of $364,000 related to the payoff of these notes ..  Accordingly, Hyperdynamics recognized a loss on extinguishment of debt of $635,000.

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

The relative fair value of the warrants, the intrinsic value of the beneficial conversion feature, and $30,000 of financing costs were recorded as a discount to the notes. Deferred financing costs consisting of cash and stock payments to the placement agent for the transaction totaled $403,000.  These discounts and deferred financing costs, totaling $2,805,000, were amortized and were to be charged to interest expense over the life of the notes using the effective interest rate method. The effective interest rate on the notes, including the discount, was 62% per annum.

The debentures carried an annual interest rate equal to 10% with a maturity date of September 12, 2012. The notes were to be repaid in monthly installments of $139,000 beginning September 12, 2009.  Interest installments were also to  be paid quarterly on the outstanding balance. Interest installments commenced on October 1, 2008. At Hyperdynamics’ option, the notes could be  redeemed within 120 days of the closing date, September 12, 2008, and payment of an “early redemption premium” of 10% of the principal amount being redeemed.   After 120 days, the investor was to be paid  a “make-whole” payment with each conversion or redemption of 40% of the principal less interest previously paid.    Hyperdynamics had the option to pay, if certain conditions were met, the principal installments, interest payments, and make-whole payments using Hyperdynamics common stock using a formula based on current market prices of the stock.

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

During October 2008, the above investor converted $563,000 of debenture principal to common stock, resulting in the issuance of 250,000 shares of common stock and payment of cash of $89,000 for a portion of the associated make whole interest.  The remaining make whole interest of $133,000 associated with these conversions was added to the debenture principal in November 2008 as discussed below.

On November 20, 2008, Hyperdynamics entered into an amendment agreement with the same debenture investor.  The agreement reduced the conversion price of the debentures to $1.65 per share, reduced the exercise price of the 2,424,243 warrants issued during May 2008 to $2 per share, and reduced the exercise price of the 1,111,111 Series A and Series B warrants each issued during  September 2008 to $2.25 per share and $2.50 per share, respectively. The amendment also provided a new interest payment option, payment in kind, by which interest, including any ‘make whole’ interest due, could be added to the outstanding principal amount of the Debenture (the “Accreted Payments”). Any Accreted Payments will increase the Monthly Redemption Amount (as such term is defined in the Debenture), accrue only ordinary interest of 10% per annum and, upon conversion or redemption, will not be subject to any further make-whole interest payable due pursuant to the Debenture.

The investors also agreed, until the earlier of January 12, 2009 or such time that the trading price of our common stock exceeds $2 per share, not to convert more than $3,300,000 principal amount of the Debentures in the aggregate.

Hyperdynamics analyzed the transaction based on EITF 96-19 and concluded that the amendment resulted in a substantial modification of terms of the debt.  Accordingly, Hyperdynamics recognized the amendment as an extinguishment of debt which provides  that the fair value of the assets given to the investor to refund the existing debt will be compared with the carrying value of the existing debt and a gain or loss on extinguishment be recognized. Gain on extinguishment of $56,000 from the transaction was computed as follows:

Carrying value of the debentures immediately prior to modification:

Face value of debentures issued on September 12, 2008		$5,000,000
Less:	Discount related to warrants	(1,886,000)
	Discount related to conversion feature	(486,000)
	Discount related to financing costs	(30,000)
	Subtotal	2,598,000
Less:	Conversions	(563,000)
Add:	Amortization of discount	422,000
Carrying value of debentures at November 20, 2008		$2,457,000

Gain on debt extinguishment:
Fair value of debenture principal on the date of modification		$1,963,000
Repriced May 2008 warrants		31,000
Repriced September 2008 warrants		75,000
	Fair value of assets given	2,069,000
Less:	Carrying value of debt prior to modification	(2,457,000)
Unamortized deferred financing charge		332,000
Gain on debt extinguishment		$(56,000)

As a consequence of the extinguishment, the post modification debt is recorded at its fair value and the resulting discount is amortized as interest expense over the term of the debentures.  At November 20, 2008, the discount of the post modification debt was $2,474,000, which represents the difference between the stated principal of $4,438,000 and the fair value of the post modification debt and the fair value of warrants that were repriced in conjunction with the debt modification.  The post modification debt has an effective interest rate of 29% per annum.  The fair value of the post modification debt was determined based upon the value of the conversion feature in the debentures using the Company’s stock price on November 20, 2008 of $0.73 per share.

The fair value of the warrant repricings associated with the modification were computed as follows:

The price of the warrants, originally issued in May 2008, was reduced from $3.00 to $2.00.  The modification resulted in a fair value of $31,000, which was calculated using the Black-Scholes method. The following table details the significant assumptions used to compute the fair market value of the modification to these warrants:

	Before	After
Risk-free interest rate	2.43%	2.43%
Dividend yield	0%	0%
Volatility factor	111.62%	111.62%
Remaining term (years)	6.47	6.47

The price of the warrants, originally issued in September 2008, was reduced from $2.75 and $3.00 to $2.25 and $2.50, respectively. The modification resulted in a fair value of $75,000, which was calculated using the Black-Scholes method. The following table details the significant assumptions used to compute the fair market value of the warrant modification:

	Before	After
Risk-free interest rate	2.43%	2.43%
Dividend yield	0%	0%
Volatility factor	112.32%	112.32%
Remaining term (years)	6.78	6.78

The total fair value of the warrant modifications discussed above of $106,000 is included in the discount on the post modification debt, with the offsetting credit recorded as additional paid in capital.

In conjunction with the extinguishment, the investor  converted  $3,254,000 of debenture principal into Hyperdynamics’ common stock,  resulting in issuance of 1,972,222 shares of common stock.  Voluntary conversion make whole interest which was due and payable as of  November 20, 2008 of  $1,416,000, was accreted to the debenture principal. This includes the amount outstanding prior to the extinguishment of $133,000 and the amount that became due upon the conversion in the amendment agreement, which totaled $1,283,000. Additionally, interest due on the debentures at December 31, 2008 of $48,000 was  accreted to principal.

The accelerated discount relating to the converted debentures of $1,814,000 was immediately recognized as a reduction of additional paid in capital. The amortization of discount through December 31, 2008 was $19,000.

The following table details the change in the carrying value of the debentures from November 20, 2008 through December 31, 2008:

	Principal	Discount	Net
At November 20, 2008	$4,438,000	$(2,474,000)	$1,964,000
Interest accreted to principal	1,464,000	-	1,464,000
Debenture conversion	(3,254,000)	1,814,000	(1,440,000)
Amortization of discount	-	19,000	19,000
At December 31, 2008	$2,648,000	$(641,000)	$2,007,000

The changes to the principal on this debt changed the monthly redemption amount.  As of December 31, 2008, the monthly redemption amount, the first payment of which is due on September 12, 2009, is $74,000.

Future minimum debt payments

Future minimum debt payments on installment debts and debentures for the twelve months ending December 31:

2009	$349,000
2010	962,000
2011	889,000
2012	521,000
Total minimum payments required	$2,721,000

6. Shareholders’ Equity

Stock issuances

Fiscal year 2009

During the six months ended December 31, 2008, Hyperdynamics issued  792,137 shares of common stock from its stock and stock option plan for services valued at $930,000. Services were valued using the market close price on the date of grant.

During the six months ended December 31, 2008, Hyperdynamics issued 109,839 shares of common stock valued at $173,000 from its  stock and stock option plan for services which had been rendered  and accrued during the year ending June 30, 2008. The stock was valued using the market closing price on the date of grant.

During the six months ended December 31, 2008, Hyperdynamics issued 66,000 shares of common stock associated with placement costs for a convertible debenture of $103,000.

During the three months ended December 31, 2008, Hyperdynamics issued 250,000 shares of common stock associated with the conversion of  $563,000 principal of debentures at $2.25 per share.

During the three months ended December 31, 2008, Hyperdynamics issued 1,972,222 shares of common stock associated with the conversion of  $3,254,000 principal of debentures at $1.65 per share.

Fiscal year 2008

During the six months ended December 31, 2007, Hyperdynamics issued 106,323 shares of common stock from its stock and stock option plan for services valued at $269,000.  Services were valued using the market close price on date of grant.

During the six months ended December 31, 2007, Hyperdynamics issued 30,000 shares of common stock valued at $95,000 from its stock and stock option plan for services which had been rendered and accrued during the year ending June 30, 2007.  The stock was valued using the market closing price on the date of grant.

During the six months ended December 31, 2007, Hypderdynamics issued  738,251 shares of common stock upon the cashless exercise by two officers of our Company of warrants, with a strike price of $0.23, to purchase 800,000 shares of common stock.  Hyperdynamics also issued 119,389 shares of common stock upon the cashless exercise by an investor of warrants, with a strike price of $0.50, to purchase 142,000 shares of common stock.

During the six months ended December 31, 2007, Hyperdynamics issued 544,000 shares of common stock for gross cash proceeds of $544,000 pursuant to the exercise of warrants with a strike price of $1.00 per share.

During the six months ended December 31, 2007, Hyperdynamics issued 48,160 shares of common stock for gross cash proceeds of $135,000 pursuant to the exercise by the Company of a put option on our Dutchess equity line of credit.

During the six months ended December 31, 2007, Hyperdynamics issued 100,000 shares of common stock with a value of $285,000 in connection with the acquisition of the RABB oil and gas properties in Louisiana.  The shares were valued at the closing price on date of grant.

Discount on convertible debentures

In September 2008, in conjunction with the sale of convertible debentures, we issued warrants to purchase 1,111,111 shares of common stock at $3.00 per share and warrants to purchase 1,111,111 shares of common stock at $2.75 per share. The discount on the debt associated with the relative fair values of the warrants of $1,886,000 and the beneficial conversion feature of $486,000 were recorded as an addition to paid in capital.  These warrants were subsequently repriced in November  2008 (See Note 5).

Employee stock options

During the six months ended December 31, 2008, we recognized aggregate compensation expense associated with vesting of employee stock options of $211,000. The fair value of the options grants was determined using the Black-Scholes method. (See Note 8)

Other items relating to equity

In July 2008, Hyperdynamics entered into a contract for 3-D seismic work offshore Guinea. The contract is open as to scope of work and provides the price for various activities associated with the work. We will finalize the scope of work when we determine the offshore area to be covered by the seismic shoot. We estimate the cost of the 3-D seismic work to be approximately $15,000,000 but the cost could increase to as high as an estimated $45,000,000 based on options we have to expand the scope of work. The contract provides for Hyperdynamics to issue 2,500,000 shares of common stock to the vendor as a deposit. The value ascribed to the stock by the parties in the contract is $6.00 per share. The 2,500,000 shares were issued during August 2008 and delivered to the vendor during October 2008. The contract provides that the stock may be sold to pay invoices after the seismic work begins. Any proceeds from the sale of this stock may be applied by the direction of us to any legitimate outstanding invoices. Should we elect to pay cash for the seismic work any remaining unsold stock will be returned to us. We may replace the stock deposit with a cash deposit at the rate of $6 per share at any time and have the stock returned prior to it being sold.  As of December 31, 2008, work had not commenced on this project.  Because there is no performance commitment as of the date of this report, there is no accounting recognition of the stock issued during the six months ended December 31, 2008, in accordance with EITF 00-18 governing share-based payment to non-employees.  As a result, these shares are not shown as issued in the accompanying financial statements.

In July 2008, we entered an agreement with an international law firm to support our 2006 PSC. The agreement estimates the value of their work to be provided from July 2008 through March 2009 at $630,000. During July 2008, we issued 350,000 shares of common stock valued at the market price on the stock grant date of $543,000 as a payment on the new engagement and for approximately $132,000 of fees that had been incurred in the past. We charged $411,000 of compensation costs associated with this stock grant to expense in the quarter ended September 30, 2008.  The contract provides for a “true-up” six months after the date the shares were issued.  Under the provision, the firm will receive additional shares if the market value of the stock has declined in value, such that the total market value of the stock received at the true up date will be $700,000. The true up provision constitutes an obligation to issue a variable number of shares based upon a fixed monetary value; accordingly, the provisions of SFAS 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, apply to the stock grant.  If the true up were to occur on December 31, 2008, Hyperdynamics would issue an additional 1,205,000 shares under the terms of the agreement based upon the total scope of work in the agreement. We recorded additional expense of $543,000 during the three month period ended December 31, 2008, which is included in selling, general and administrative expense and is reflected on the balance sheet as Variable share issuance obligation.  The value of the obligation was calculated  based on the market price of our common stock on December 31, 2008. The agreement does not specify a cap on the number of shares that may be issued.

The contract provides for bonuses of an additional 350,000 shares of common stock upon the achievement of certain performance criteria.

7. Warrant repricings

In addition to the warrant repricings discussed above in Note 5, in September 2008, the Company modified the terms of certain warrants to purchase common stock issued during May 2008 as a result of warrants issued to the same investor in conjunction with sale of convertible debentures.    The price of the warrants was reduced from $3.27 to $3.00.  The modification resulted in a deemed dividend of $29,000, which was calculated using the Black-Scholes method. The following table details the significant assumptions used to compute the fair market value of the modification to these warrants:

	Before	After
Risk-free interest rate	3.45%	3.45%
Dividend yield	0%	0%
Volatility factor	111.88%	111.88%
Remaining term (years)	6.7	6.7

8. Stock Options and Warrants

Options granted to employees

During the six months ended December 31, 2008, Hyperdynamics granted 385,000 options to employees.   The options had exercise prices ranging from $0.45 to $2.00, exercise term of two to  three years with immediate vesting and a fair value on the date of grant totaling $168,000.  The weighted average fair value of the employee stock options granted during the six  months ended December 31, 2008 was $1.56.

During the six months ended December 31, 2008, Hyperdynamics recognized $43,000 compensation cost from an option award that had been granted in a prior year.  Accordingly, the aggregate compensation cost recognized for options vested during the six months ended December 31, 2008 was $211,000.  At December 31, 2008, there was $62,000 of unrecognized compensation costs related to non-vested share-based compensation arrangements granted under our stock and stock option plan.

The following table details the significant assumptions used in the Black-Scholes model to compute the fair market values of employee stock options granted during the six months ended December 31, 2008:

Risk-free interest rate	0.76 – 2.63%
Dividend yield	0%
Volatility factor	86.91 – 118.02%
Expected life (years)	1 - 1.5

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

The following table summarizes employee stock options issued and outstanding for the six months ended December 31, 2008:	Options	Weighted average exercise price

Outstanding at year end June 30, 2008	2,238,696	3.45
Granted	385,000	1.56
Exercised	-	-
Forfeited	(32,857)	2.09
Expired	(440,000)	1.26

Outstanding at December 31, 2008	2,150,839	$3.58

Options outstanding and exercisable as of December 31, 2008:

Exercise Price	Outstanding Number of Shares	Remaining Life	Exercisable Number of Shares
Less than $1	45,000	2 - 3 years	45,000
$1.00 - 1.49	97,500	1 - 2 years	97,500
$1.00 - 1.49	115,000	2 - 3 years	115,000
$1.50 - 1.99	40,000	1 year or less	40,000
$1.50 - 1.99	120,000	1 - 2 years	120,000
$1.50 - 1.99	45,000	2 - 3 years	45,000
$2.00 - 2.49	258,447	1 year or less	258,447
$2.00 – 2.49	140,000	1 - 2 years	140,000
$2.00 - 2.49	310,000	2 - 3 years	310,000
$2.50 - 2.99	105,000	1 year or less	105,000
$2.50 – 2.99	169,892	1 - 2 years	169,892
$3.00 – 3.50	40,000	1 year or less	40,000
$3.00 – 3.50	65,000	1 - 2 years	65,000
$5.00	300,000	2 - 3 years	-
$10.00	300,000	2 - 3 years	-
	2,150,839		1,550,839

The exercisable options had no intrinsic value at December 31, 2008.

The following table summarizes common stock warrants issued and outstanding for the six months ended December 31, 2008:

	Warrants	Weighted average exercise price

Outstanding at year June 30, 2008	11,717,692	2.54
Granted	9,292,930	2.56
Exercised	-	-
Cancelled	(7,070,708)	3.05
Expired	(453,383)	1.88

Outstanding at December 31, 2008	13,486,531	$2.30

Warrants outstanding and exercisable as of December 31, 2008:

Exercise Price	Outstanding Number of Shares	Remaining Life	Exercisable Number of Shares
$1.65	666,666	5 years	666,666
$1.65	3,480,000	6 years	3,480,000
$2.00	2,424,243	6 years	2,424,243
$2.25	1,111,111	7 years	1,111,111
$2.50	3,143,400	1 year or less	3,143,400
$2.50	1,111,111	7 years	1,111,111
$4.00	1,500,000	6 years	1,500,000
$5.00	50,000	3 years	-
	13,486,531		13,436,531

At December 31, 2008, there was $28,000 of unrecognized compensation expense associated with the outstanding warrants.  The exercisable warrants had no intrinsic value at December 31, 2008.

9. Cost Reimbursement

In July 2007, Hyperdynamics received $130,000 as a reimbursement of legal costs incurred during fiscal 2006 and 2007 in a lawsuit with Trendsetter Investors LLC.  The reimbursement was recorded as a reduction of legal costs relating to three months ended September 30, 2007 and it is included in selling, general and administrative expense.

10. Subsequent Events

During January 2009, we granted 162,500 options to employees and directors in accordance with their compensation packages. The fair value of options was $16,000 based upon the Black-Scholes valuation model.

During January 2009, Hyperdynamics issued 72,667 shares of common stock for services valued using the market close price on the date of grant at $42,000.

11. Segment Information

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

The following tables summarize certain balance sheet data as of December 31, 2008 and June 30, 2008 and income statement data about Hyperdynamics' reportable segments and corporate overhead for the three and six months ended December 31, 2008 and 2007:

	SCS	HYDR	Corporate	Total
Segment assets
As of December 31, 2008	$7,845,000	$1,239,000	$250,000	$9,334,000
As of June 30, 2008	7,590,000	3,774,000	1,586,000	12,950,000

Six months ended December 31, 2008:
Revenues from external customers	-	1,731,000	-	1,731,000
Depreciation, depletion and amortization	49,000	495,000	18,000	562,000
Loss from operations (2)	(2,970,000)	(1,995,000)	(1,324,000)	(6,289,000)
Expenditures for long-lived assets (1)	326,000	72,000	-	398,000

Three months ended December 31, 2008:
Revenues from external customers	-	612,000	-	612,000
Depreciation, depletion and amortization	25,000	222,000	9,000	256,000
Loss from operations (2)	(1,437,000)	(2,276,000)	(638,000)	(4,351,000)
Expenditures for long-lived assets (1)	215,000	56,000	-	271,000

Six months ended December 31, 2007:
Revenues from external customers	-	845,000	-	845,000
Depreciation, depletion and amortization	35,000	193,000	20,000	248,000
Loss from operations	(2,198,000)	(1,171,000)	(2,050,000)	(5,419,000)
Expenditures for long-lived assets (1)	295,000	1,869,000	14,000	2,178,000

Three months ended December 31, 2007:
Revenues from external customers	-	531,000	-	531,000
Depreciation, depletion and amortization	23,000	80,000	10,000	113,000
Loss from operations	(1,046,000)	(348,000)	(712,000)	(2,106,000)
Expenditures for long-lived assets (1)	16,000	131,000	3,000	150,000

(1) Expenditures for long-lived assets includes non cash items.
(2) Includes impairment of oil and gas properties of $2,303,000.

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

Domestic Operations

Our operations in Louisiana produce oil and provide revenues and cash flows.  The business model is that the domestic production will provide sufficient cash flow to support our corporate overhead, so that capital raised can be devoted to work on our concession in Guinea.  We have not yet experienced sufficient cash flow to accomplish the goal of covering overhead with net cash flows from oil production. Since September 30, 2008, the price of oil has dropped substantially and hence the income has not increased relative to the production levels.   We continually evaluate new leases and opportunities for drilling; however, due to the current price of oil, plans to conduct new drills are on hold and we are focusing  instead on our international operations.

International Operations

On September 22, 2006, our wholly owned subsidiary, SCS Corporation signed a Production Sharing Contract (the “2006 PSC”) with the Republic of Guinea. The 2006 PSC gives us exclusive rights to explore, develop, and produce the petroleum resources in an area of approximately 31,000 square miles off the coast of Guinea.  Developments of our work on the 2006 PSC over the six months ended December 31, 2008 include the following:

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

•	Our geological and geophysical staff are conducting planning activity associated with acquiring 3-D seismic data.

•	We continue to provide technical presentations to potential joint venture partners.

In December 2008, the President of Guinea, President Lansana Conte, died and a group, the National Council for Democracy and Development (“CNDD”) , attained power in Guinea.  The CNDD has organized a new government.  Hyperdynamics believes its contract rights will be honored by the new government and has management personnel in-country in Guinea to monitor events and to work with the new government.

RESULTS OF OPERATIONS

Based on the factors discussed below for each segment and for the corporate overhead, the net loss attributable to common shareholders, which includes a provision for preferred stock dividends, increased
•	$4,076,000, or 193%, from $(2,121,000), or $(0.04) per share during the three months ended December 31, 2007 to $(6,197,000), or $(0.10) per share during the three months ended December 31, 2008.
•	$3,581,000, or 67%, from $(5,413,000), or $(0.10) per share during the six months ended December 31, 2007 to $(8,994,000), or $(0.15) per share during the six months ended December 31, 2008.

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

Louisiana Operations ("HYDR")

The following table summarizes selected financial information about our domestic operations:

	Three months ended December 31,		Increase	%	Six months ended December 31,		Increase	%
	2008	2007	(decrease)	Change	2008	2007	(Decrease)	Change
Production data
Gross barrels sold	17,134	8,580	8,554	100%	32,278	14,868	17,410	117%
Net barrels sold	10,761	5,524	5,237	95%	20,266	9,833	10,433	106%
Average sales price per barrel	$56.87	$90.51	(33.64)	(37)%	$85.41	$82.78	2.63	3%

Revenues
Revenues from oil and gas production	$612,000	$500,000	$112,000	23%	$1,731,000	$814,000	$917,000	113%
Revenues from oilfield services	-	31,000	(31,000)	(100)%	-	31,000	(31,000)	(100)%
Costs and Expenses
Lease operating costs	386,000	649,000	(263,000)	(41)%	820,000	1,503,000	(683,000)	(45)%
Depreciation, depletion, and amortization	222,000	80,000	142,000	178%	495,000	193,000	302,000	157%
Impairment	2,303,000	-	2,303,000	N/A	2,303,000	-	2,303,000	N/A
Accretion	20,000	5,000	15,000	300%	40,000	10,000	30,000	300%
Selling, general and administrative expense	(43,000)	145,000	(188,000)	(130)%	68,000	310,000	(242,000)	(78)%
Income/(loss) from operations	(2,276,000)	(348,000)	(1,928,000)	(554)%	(1,995,000)	(1,171,000)	(824,000)	(71)%

Loss from operations changed due to the factors discussed below:

Revenues. Our revenues from oil and gas production increased due to higher oil production. During the quarter ended September 30, 2008, the price of oil was higher than the sales price during the quarter ended September 30, 2007; accordingly, the revenue increase was attributable to prices as well as production.  However, the price of oil dropped significantly during the quarter ended December 31, 2008.  This resulted in relatively comparable revenue for the six months ended December 31, 2008, even though we increased production substantially. We have no revenues from gas production.  The production increase is primarily attributable to production from the oil wells acquired in July 2007 and our investments therein.

Lease operating costs include severance tax and routine operating costs.  Severance tax varies with revenue and increased due to revenue increases during the three and six months ended December 31, 2008 as compared with the three and six months ended December 31, 2007.  Other lease operating costs decreased because of  cost savings achieved when we turned over operations of, and 15% working interest in, our Magee Smith lease to a new operator and because we conducted significant work over expense during the six months ended December 31, 2007 that was not repeated in the current period.

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

Our depreciation, depletion and amortization expense increased due to higher production levels and additions to the full cost center during the quarter.

Based on the ceiling test prescribed by full cost accounting rules, we recognized an impairment of $2,303,000 on our oil and gas properties during the three months ending December 31, 2008.

Our selling, general and administrative expense includes administrative expenses, other operational costs, and gains or losses on sales and disposals of assets.   Significant drivers in the change in selling, general, and administrative expenses were:

Administrative expenses increased due to increase in legal and professional expenses offset with a decrease in other general administrative expenses. The increase in legal and professional costs can be attributed to increased cost for our annual reserve report and a cost reimbursement that we received in August 2007 from our insurance company for legal expenses associated with a suit that was settled during the year ended June 30, 2007, which reduced expense in the prior year period. The major drivers for the decrease in other general and administrative expenses are reductions in travel expenses, insurance costs, bad debts and rentals.

Other operational costs and employee related expenses decreased as a result of restructuring the field offices and discharging the entire workforce as well as by a refund of workmen’s compensation paid during the prior year.

Gain on sale of assets during the six months ended December 31, 2008 was $65,000 as compared to $0 during the three months ended December 31, 2007. During the six months ended December 31, 2008, we disposed of all the assets held for sale as of July 1, 2008, which resulted in a recognition of a gain of $65,000.

International Operations ("SCS")

The following table summarizes selected financial information about our international operations:

	Three months ended December 31,		Increase	%	Six months ended December 31,		Increase	%
	2008	2007	(decrease)	Change	2008	2007	(decrease)	Change
Costs and Expenses
Depreciation, depletion, and amortization	$25,000	$23,000	2,000	9%	$49,000	$35,000	14,000	40%
Selling, general and administrative expense	1,412,000	1,023,000	389,000	38%	2,921,000	2,163,000	758,000	35%
Loss from operations	1,437,000	1,046,000	391,000	37%	2,970,000	2,198,000	772,000	35%

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

Professional and consulting expenses was the most significant cost driver and it includes share based payments and a variable share issuance obligation to a legal firm for consulting and legal expenses they are performing with respect to our Guinea concession.

Compensation expense increased during the three months because of salary and of option grants for our geological and geophysical staff, who joined our payroll beginning in November 2007.

Travel expenses increased because of increased travel conducted by members of our geological and geophysical staff and travel for conferences and training.

In-country costs consist of the following expenses incurred in Guinea: advertising, lobbying, public relations, office expense, and a misappropriation of funds as discussed in Item 4 of this quarterly report.  The in-country costs decreased substantially, due to cost cutting measures.  During the six months ended December 31, 2007, we had conducted extensive public relations work in Guinea in order to promote and maintain positive public sentiment towards Hyperdynamics in Guinea and we reduced our expenditures for this purpose during the six months ended December 31, 2008.

Corporate Overhead

The following table summarizes selected financial information about our corporate overhead:

	Three months ended December 31,		Increase	%	Six months ended December 31,		Increase	%
	2008	2007	(decrease)	Change	2008	2007	(decrease)	Change
Costs and Expenses
Depreciation, depletion, and amortization	$9,000	$10,000	(1,000)	(10)%	$18,000	$20,000	(2,000)	(10)%
Selling, general and administrative expense	629,000	702,000	(73,000)	(10)%	1,306,000	2,030,000	(724,000)	(36)%
Loss from operations	638,000	712,000	(74,000)	(10)%	1,324,000	2,050,000	(726,000)	(35)%

Loss from operations changed due to the factors discussed below:

Selling, general and administrative expenses, comprised of employee related expenses, professional expenses, reporting and other general administrative expenses, decreased during the second quarter of 2008 when compared to the second quarter of 2007. The major drivers attributable to the decrease are option grants, travel expenses, and other general administrative expenses, offset by increases in professional and employee expenses.

During the six months ended December 31, 2007, there were option grants for employees and directors but were not repeated in 2008. Travel conducted for investor relations and road shows during the three and six months ended December 31, 2007 were considerably reduced during the three and six months ended December 31, 2008. Further, insurance costs decreased during the three and six months ended December 31, 2008, primarily due to reduction in the cost of health and commercial insurance. Professional expenses increased during the three and six months ended December 31, 2008 due to increased reporting requirements and services for defending existing lawsuits.

Other factors affecting net loss chargeable to common shareholders

During the three months ended December 31, 2008, Hyperdynamics had settlement gains of $200,000 attributable to the refinancing of a debenture, which resulted in settlement gain of $56,000, and settlement of an accrued debt, which resulted in a settlement gain of $144,000.  During the three months ended September 30, 2008, Hyperdynamics paid off a different debenture, which resulted in a settlement loss of $635,000.  Total settlement loss for the six months ended December 31, 2008 was $435,000.

During the three and six months ended December 31, 2008, Hyperdynamics incurred interest expense, primarily attributable to the early conversion of debentures, of $2,221,000 and $2,022,000, respectively.   Hyperdynamics did not have debt of this nature during the three and six months ended December 31, 2007.

Liquidity and Capital Resources

Our ratio of current assets to current liabilities (current ratio) was .31 to 1 at December 31, 2008 and .48 to 1 at June 30, 2008. Current liabilities contain several items that are payable in stock or are the subject of deferred payment arrangements whereby the vendor will not get paid except out of future revenues or cash received from a joint venture partner.  Variable share issuance obligation of $543,000, dividends payable of $372,000, and dividends payable to related party of $392,000 are payable in stock.   Accounts payable – seismic data of $650,000 is payable only when we sell the data to third parties or if we get cash infusion for the Guinea concession.  Additionally, $65,000 is accrued in accounts payable to a vendor who, by the terms of his agreement, will not be paid until we obtain funding from a financial or joint venture partner for Guinea. This amounts to approximately $2,022,000 of the $3,237,000 reflected in current liabilities which either will not result in a cash outflow or will not be paid until we have adequate funds to pay them.

The accompanying financial statements are prepared assuming that Hyperdynamics will continue as a going concern.  Hyperdynamics has incurred losses since inception. We have historically been able to raise capital to progress our  most unique and speculative oil and gas asset offshore West Africa. With the combination of the added uncertainty of the world economic crisis and resulting depressed price of oil, raising the necessary capital has now become more difficult. The combination of these factors raise substantial doubt about our ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In order to address our liquidity situation, Hyperdynamics management remains focused on bringing in joint venture partners to help the company monetize a portion of its most significant yet speculative oil and gas exploration asset offshore West Africa. We are also evaluating measures to further reduce our costs and working diligently on the possibility of selling some of our producing assets.  Finally, we are talking with potential financial partners and seeking investment from outside investors.  If management is not successful in monetizing a portion of its exploration assets, selling part or all of its producing assets, or raising additional funds, Hyperdynamics may not survive.

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

Item 4. Controls and procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of the end of the period covered by this quarterly report. In the course of this evaluation, our management considered the material weaknesses in our internal control over financial reporting discussed below. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of this material weakness, our disclosure controls and procedures as of December 31, 2008 were not effective in ensuring that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. To address the material weakness, we have taken additional steps in an effort to ensure our consolidated financial statements included in this quarterly report have been prepared in accordance with accounting principles generally accepted in the United States. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

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

At the end of the second quarter of 2009, our management discovered a misappropriation of approximately $130,000 of funds from our Guinea operation.  Funds were misappropriated during the first quarter of 2008 and during the second quarter of 2009. Because of the method used to misappropriate the funds, the losses were expensed during the periods in which they actually occurred.  As a result of this, management has tightened and instituted additional controls over cash and purchasing functions in Guinea.  Management has curtailed the employee’s accessibility to cash and is considering appropriate disciplinary action, including and not limited to termination and restitution, from the employee involved.

To address the issues associated with our material weaknesses and the misappropriation discussed above, we have made changes in our internal controls over financial reporting in fiscal 2009 through the date of this report, and we continue to spend a significant amount of time and effort to improve our control environment; including our implementation of enhanced compliance policies and procedures. We have been implementing and will aggressively continue to implement changes that are both organizational and process-focused to improve the control environment. The changes made through the date of this quarterly report include, among others:

Addressing deficiencies in the control environment as follows:

•
Our country controller for Guinea, hired in September 2008, has provided direct financial oversight and implemented policies and procedures relating to purchasing and budgeting functions for our operations in Guinea;

•	Effective December 31, 2008, we reduced our expenditures and have implemented an imprest style system of funding for our Guinea operations that reduces our exposure to loss and fraud;
•
Because  the reduced expenditures in Guinea substantially reduces the work assigned to the country controller, and because the country controller has extensive internal audit and Sarbanes-Oxley compliance experience, we have assigned him the task of performing internal audit functions, documenting policies and procedures, and assisting with the remediation of internal control design gaps; and

•
Implementing policies and procedures designed to improve the overall control environment, such as obtaining timely acknowledgement of our Code of Ethics, annual re-certification of policies, and implementing restrictions on users access to posting in the accounting system;

Addressing deficiencies in staffing and segregation of duties as follows:

•
Augmenting our staff by using qualified contractors who have experience in public company reporting to assist in the preparation of financial statements and with the evaluation of and accounting for non-routine and non-systematic transactions; and

•	Providing training to existing employees so that they can perform additional duties, thus improving our ability to have independent review and approval of financial accounting entries.

These organizational and process changes have improved our internal controls environment and increased the likelihood of our identifying non-routine and non-systematic transactions. We will continue our efforts to improve our control environment and to focus on:

•	Refining our period-end financial reporting process;
•	Improving our policies, processes, and systems to help insure that our financial reporting, operational, and business requirements are met in a timely manner; and
•	Strengthening the internal audit and risk assessment process.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In September 2008, we issued options to purchase 60,000 shares of common stock to three employees as compensation. These options have an exercise price of $1.25 per share and expire in three years. These transactions were made in reliance upon exemptions from registration under Section 4(2) of the Securities Act. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Securities Act and setting forth the restrictions on the transferability and the sale of the securities. No underwriter participated in, nor did we pay any commissions or fees to any underwriter, in these transactions. These transactions did not involve a public offering. The investors had knowledge and experience in financial and business matters that allowed them to evaluate the merits and risk of receipt of these securities. The investors were knowledgeable about our operations and financial condition.

In October 2008, we issued options to purchase 45,000 shares of common stock to four directors as compensation. These options have an exercise price of $1.13 per share and expire in two years. These transactions were made in reliance upon exemptions from registration under Section 4(2) of the Securities Act. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Securities Act and setting forth the restrictions on the transferability and the sale of the securities. No underwriter participated in, nor did we pay any commissions or fees to any underwriter, in these transactions. These transactions did not involve a public offering. The investors had knowledge and experience in financial and business matters that allowed them to evaluate the merits and risk of receipt of these securities. The investors were knowledgeable about our operations and financial condition.

In October 2008, we issued options to purchase 105,000 shares of common stock to four employees as compensation. These options have an exercise price of $2.00 per share and expire in three years. These transactions were made in reliance upon exemptions from registration under Section 4(2) of the Securities Act. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Securities Act and setting forth the restrictions on the transferability and the sale of the securities. No underwriter participated in, nor did we pay any commissions or fees to any underwriter, in these transactions. These transactions did not involve a public offering. The investors had knowledge and experience in financial and business matters that allowed them to evaluate the merits and risk of receipt of these securities. The investors were knowledgeable about our operations and financial condition.

In December 2008, we issued options to purchase 45,000 shares of common stock to two employees as compensation. These options have an exercise price of $0.45 per share and expire in three years. These transactions were made in reliance upon exemptions from registration under Section 4(2) of the Securities Act. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Securities Act and setting forth the restrictions on the transferability and the sale of the securities. No underwriter participated in, nor did we pay any commissions or fees to any underwriter, in these transactions. These transactions did not involve a public offering. The investors had knowledge and experience in financial and business matters that allowed them to evaluate the merits and risk of receipt of these securities. The investors were knowledgeable about our operations and financial condition.

In January 2009, we issued options to purchase 37,500 shares of common stock to three directors as compensation. These options have an exercise price of $0.45 per share and expire in two years. These transactions were made in reliance upon exemptions from registration under Section 4(2) of the Securities Act. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Securities Act and setting forth the restrictions on the transferability and the sale of the securities. No underwriter participated in, nor did we pay any commissions or fees to any underwriter, in these transactions. These transactions did not involve a public offering. The investors had knowledge and experience in financial and business matters that allowed them to evaluate the merits and risk of receipt of these securities. The investors were knowledgeable about our operations and financial condition.

In January 2009, we issued options to purchase 105,000 shares of common stock to four employees as compensation. These options have an exercise price of $2.00 per share and expire in three years. These transactions were made in reliance upon exemptions from registration under Section 4(2) of the Securities Act. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Securities Act and setting forth the restrictions on the transferability and the sale of the securities. No underwriter participated in, nor did we pay any commissions or fees to any underwriter, in these transactions. These transactions did not involve a public offering. The investors had knowledge and experience in financial and business matters that allowed them to evaluate the merits and risk of receipt of these securities. The investors were knowledgeable about our operations and financial condition

In January 2009, we issued options to purchase 20,000 shares of common stock to an employee as compensation. These options have an exercise price of $0.45 per share and expire in three years. These transactions were made in reliance upon exemptions from registration under Section 4(2) of the Securities Act. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Securities Act and setting forth the restrictions on the transferability and the sale of the securities. No underwriter participated in, nor did we pay any commissions or fees to any underwriter, in these transactions. These transactions did not involve a public offering. The investors had knowledge and experience in financial and business matters that allowed them to evaluate the merits and risk of receipt of these securities. The investors were knowledgeable about our operations and financial condition

Item 6. Exhibits

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

Dated: February 17, 2009

By: /s/ Sarah Berel-Harrop
Sarah Berel-Harrop
Chief Financial Officer
Principal Accounting Officer

Dated: February 17, 2009