Form 10-Q
period 2009-03-31
HYPERDYNAMICS CORP
filed 2009-05-11
CIK 937136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934: For the quarterly period ended March 31, 2009

or
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934: For the transition period from _______ to _________

Commission file number: 000-32490

HYPERDYNAMICS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	87-0400335
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

APPLICABLE ONLY TO CORPORATE ISSUERS
As of May 11, 2009, 66,370,293* shares of common stock, $0.001 par value, were outstanding. * (includes 2,500,000 shares of our common stock issued to a vendor as a deposit, but which are not considered outstanding for accounting purposes)

Item 1. Financial Statements

HYPERDYNAMICS CORPORATION
CONSOLIDATED BALANCE SHEETS (Unaudited)
(In Thousands, Except Number of Shares and Per Share Amounts)

	March 31,	June 30,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$370	$1,480
Trade accounts receivable	127	396
Prepaid expenses and other current assets	112	151
Assets held for sale and discontinued operations	369	3,232
Total current assets	978	5,259
Property and equipment, net of accumulated depreciation of $341 and $235	263	365
Oil and gas properties:
Unevaluated properties excluded from amortization	7,656	7,314
Other assets	11	12
Total assets	$8,908	$12,950

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,363	$2,393
Accounts payable - seismic data	650	650
Variable share issuance obligation	585	-
Liabilities related to assets held for sale and discontinued operations	31	99
Dividends payable	372	372
Dividends payable to related party	410	343
Short-term notes payable and current portion of long-term debt, net of discount of $108 and $196	425	401
Total current liabilities	3,836	4,258

Long-term debt, net of discount of $447 and $206	1,732	1,315
Liabilities related to assets held for sale and discontinued operations noncurrent	673	631
Deferred rent	60	73
Total liabilities	6,301	6,277

Commitments and contingencies

Shareholders' equity:
Convertible preferred stock, par value $0.001; stated value $1,000; 20,000,000 authorized
Series A – 3,000 shares issued and 1,945 shares issued and outstanding	-	-
Series B - 2,725 shares issued and 2,446 shares outstanding	-	-
Common stock, $0.001 par value, 250,000,000 shares authorized; 63,513,362 and 59,339,481 shares issued and outstanding	64	59
Additional paid-in capital	71,570	65,443
Accumulated deficit	(69,027)	(58,829)
Total shareholders' equity	2,607	6,673
Total liabilities and shareholders' equity	$8,908	$12,950

See accompanying notes to consolidated financial statements

HYPERDYNAMICS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In Thousands, Except Number of Shares and Per Share Amounts)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008

Costs and expenses:
Selling, general and administrative	$1,023	$1,517	$5,251	$5,710
Depreciation, depletion and amortization	33	37	100	92
Total costs and expenses	1,056	1,554	5,351	5,802
Loss from operations	(1,056)	(1,554)	(5,351)	(5,802)

Other income (expense):
Interest (expense) income, net	(160)	(110)	(2,379)	(62)
Loss on debt extinguishment	-	-	(579)	-
Total other income (expense)	(160)	(110)	(2,958)	(62)

Loss from continuing operations	(1,216)	(1,664)	(8,309)	(5,864)
Loss from discontinued operations	(37)	(191)	(1,889)	(1,354)
Net loss	(1,253)	(1,855)	(10,198)	(7,218)
Preferred stock dividend to related party	(24)	(25)	(73)	(75)
Net loss attributable to common shareholders	$(1,277)	$(1,880)	$(10,271)	$(7,293)

Basic and diluted loss per common share
From continuing operations	$(0.02)	$(0.03)	$(0.14)	$(0.11)
From discontinued operations	$-	$-	$(0.03)	$(0.02)
Net loss attributable to common shareholders	$(0.02)	$(0.03)	$(0.17)	$(0.13)

Weighted average shares outstanding (basic and diluted)	62,785,827	56,286,798	61,187,304	55,762,174

See accompanying notes to consolidated financial statements

HYPERDYNAMICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In Thousands)

	Nine Months Ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(10,198)	$(7,218)
Loss from discontinued operations	1,889	1,354
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	100	92
Common stock issued for services	1,060	450
Employee stock options	243	1,042
Variable share issuance obligation	585	-
Loss on debt extinguishment	579	-
Interest accreted to debt principal	1,546	-
Loss on disposal of assets	-	18
Amortization of discount and financing costs on debt	626	10
Changes in operating assets and liabilities:
Other current assets	109	(33)
Accounts payable and accrued expenses	(846)	7
Deferred rent	(13)	(12)
Cash used in operating activities – continuing operations	(4,320)	(4,290)
Cash provided by (used in) operating activities – discontinued operations	1,129	(1,054)
Net cash used in operating activities	(3,191)	(5,344)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in unevaluated oil and gas properties	(210)	(803)
Purchase of property and equipment	(5)	(150)
Change in restricted cash	-	75
Cash used in investing activities – continuing operations	(215)	(878)
Cash provided by (used in) investing activities – discontinued operations	19	(1,643)
Net cash used in investing activities	(196)	(2,521)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock, net	-	679
Collection of stock subscription receivable	-	5,250
Proceeds from convertible debentures	5,000	-
Placement fees on convertible debentures	(300)	-
Financing costs deducted from convertible debentures	(30)	-
Prepayment penalty on notes payable	(271)	-
Proceeds from installment debt and notes payable	-	2,047
Payments on notes payable	(2,112)	-
Payments on installment debt	-	(155)
Cash provided by financing activities – continuing operations	2,287	7,821
Cash used in financing activities – discontinued operations	(10)	(246)
Net cash provided by financing activities	2,277	7,575

Net decrease in cash	(1,110)	(290)
Cash at beginning of period	1,480	618

Cash at end of period	$370	$328

See accompanying notes to consolidated financial statements

HYPERDYNAMICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued)
(In Thousands)

	Nine months ended March 31,
	2009	2008
SUPPLEMENTAL DISCLOSURES
Interest paid in cash	$473	$107
Income taxes paid in cash	-	-

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Deemed dividend attributable to repriced warrants issued with purchase of common stock	$29	$153
Accrued and unpaid preferred stock dividend to related party	73	75
Common stock issued for payment of preferred stock dividends	7	-
Accounts payable for oil and gas properties	92	542
Accounts payable for prepaid expenses	3	-
Conveyance of asset retirement obligation	86	-
Note payable for assets	32	30
Stock payable for placement fee associated with sale of convertible debentures	103	-
Discount associated with beneficial conversion feature and warrants issued with convertible debentures	2,372	265
Common stock issued for accounts payable	173	95
Common stock issued for investment in oil and gas properties	40	285
Common stock issued for prepaid services	62	-
Fair value of warrant repricing associated with debt modification	106	-
Conversion of debt into common stock	3,863	-
Accelerated discount associated with debt conversion	1,824	-

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

2. Going Concern

The accompanying Consolidated Financial Statements have been prepared assuming Hyperdynamics will continue as a going concern.  Hyperdynamics has incurred losses since inception, resulting in cumulative losses of $69,027,000 through March 31, 2009. Hyperdynamics has historically been able to raise capital from debt or equity sources to finance our activities. The world economic crisis, the depressed price for oil, and the depressed price of our stock have weakened our ability to continue to raise new capital in this manner. These combined conditions raise substantial doubt about Hyperdynamics’ ability to continue as a going concern.

Hyperdynamics’ plan to resolve the uncertainty about our ability to continue as a going concern includes the sale of our producing oil and gas properties in Louisiana, cost reductions, and monetization of our oil and gas exploration assets by attracting a joint venture or financial partner to participate in our exploration of our oil and gas concession offshore Guinea.

On April 1, 2009, Hyperdynamics executed a contract to sell its revenue generating oil and gas assets in Louisiana, which for accounting purposes will be treated as three separate sales (See Note 11. Subsequent Events).  The proceeds from these sales will provide short-term liquidity and additional time for management to pursue its plans to monetize its Guinea oil and gas exploration assets.  In addition, management is evaluating areas where it can reduce costs of operations.

 Management’s plans focus primarily on obtaining well capitalized joint venture partners to help us monetize a portion of our offshore exploration asset.  Management is also evaluating how it can raise additional capital to further its business operations. If management is not successful in securing outside funding by monetizing a portion of its exploration assets or raising additional funds, Hyperdynamics may not survive.

The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3. Assets Held for Sale and Discontinued Operations

Assets held for sale as of March 31, 2009 consist of land and a building in Trout, Louisiana and working interest in our domestic oil and gas properties.  Management initiated a plan to sell the assets during the quarter ended March 31, 2009.  On April 1, 2009, management executed a contract to sell the working interest in the oil and gas properties in a transaction that will be treated for accounting purposes as three sales (See Note 11. Subsequent Events).  The liabilities associated with the working interest in the oil and gas properties, asset retirement obligations (see Note 4. Asset  Retirement Obligations) will be transferred with the assets. The sales are expected to be complete within one year.  The scheduled payments are as follows: $1,030,000 by May 7, 2009; $820,000 in August 2009, and $820,000 in November 2009.   As of May 11, 2009, Hyperdynamics had received $1,030,000.  Hyperdynamics estimates that, once all the sales are complete, the total gain, prior to post-closing adjustments, will be approximately $3,000,000.

These assets, which are associated with the HYDR, or domestic, business segment are a disposal group and constitute a component of the entity with distinguishable cash flows.  Accordingly, these assets and cash flows and results of operations associated with these assets are classified as discontinued operations in the accompanying Consolidated Statements of Operations, Consolidated Balance Sheets, and Consolidated Statements of Cash Flows in all periods presented.

The properties are carried at the lower of net book value or net realizable value as of March 31, 2009.  The following assets and liabilities have been segregated and classified as assets held for sale and liabilities associated with assets held for sale, as appropriate, in the Consolidated Balance Sheets as of March 31, 2009 and June 30, 2008.  The amounts presented below do not include cash, receivables, or payables, which will be retained by Hyperdynamics.

	March 31, 2009	June 30, 2008

Assets held for sale
Land and building, net of accumulated depreciation of $7,000 and $5,000	$43,000	$45,000
Oil and gas equipment	-	31,000
Oil and Gas Properties, net of accumulated depletion of $1,278,000 and $758,000 and impairment of $2,303,000 and $0	326,000	3,156,000
Assets held for sale and discontinued operations	$369,000	$3,232,000

Liabilities related to assets held for sale and discontinued operations
Asset retirement obligations	$31,000	$99,000
Liabilities related to assets held for sale and discontinued operations- noncurrent
Asset retirement obligations	$673,000	$631,000

The following summarized financial information relates to the assets held for sale, which are a disposal group consisting of the domestic Oil and Gas properties of Hyperdynamics.  The disposal group has distinguishable cash flows.  Accordingly it is a component of the entity and its results have been segregated from continuing operations and reported as discontinued operations in all periods presented.   Because of Hyperdynamics’ net loss, there is no provision for income taxes.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008

Revenues	$343,000	$793,000	$2,074,000	$1,637,000
Costs and Expenses:
Lease operating costs	(312,000)	(601,000)	(1,131,000)	(2,104,000)
Depreciation, depletion, and amortization	(32,000)	(196,000)	(528,000)	(389,000)
Accretion	(20,000)	(5,000)	(60,000)	(15,000)
Impairment of oil and gas properties	-	(7,000)	(2,303,000)	(7,000)
Gain on settlement of debt	-	-	144,000	10,000
Other expenses	(16,000)	(175,000)	(85,000)	(486,000)
Loss from discontinued operations	$(37,000)	$(191,000)	$(1,889,000)	$(1,354,000)

4. Oil and Gas Properties

Unevaluated properties

We incurred $342,000 of geological and geophysical costs for our Guinea concession during the nine months ended March 31, 2009.  The costs were incurred as follows: payroll and consulting costs directly associated with geophysical and geological evaluation of our Guinea concession of $139,000; costs associated with our 2008 seismic shoot of $54,000; costs associated with geological studies of $78,000; professional expenses of $50,000 and geophysical and geological software costs of $21,000.  These amounts include payroll and consulting costs directly associated with geophysical and geological evaluation of our Guinea concession of $7,000; professional expenses of $7,000 and geophysical and geological software of $7,000 incurred during the three months ended March 31, 2009.

Evaluated properties

Additions to the full cost center during the nine months ended March 31, 2009 included exploratory drilling costs of $67,000, lease acquisition costs of $6,000 and development costs of $6,000. As of December 31, 2008, based on the ceiling test, an impairment of $2,303,000 on our oil and gas properties was indicated, and the net value of the properties after impairment and depletion was $349,000.  As of March 31, 2009, after the effect of the impairment, we had capitalized $326,000 in oil and gas properties, which is net of depletion of $30,000 and is subject to the full cost ceiling test for impairment.  As of March 31, 2009, no impairment was indicated on our oil and gas properties.

During July 2008, Hyperdynamics had assigned 15% of its working interest in its Magee-smith leases to Rabb Resources (“Rabb”), who became the operator of the wells.  In return for the working interest assignment, Hyperdynamics received a $1,600,000 credit from Rabb toward the $4,000,000 Promised Funds commitment related to certain oil and gas properties acquired from Rabb in July 2007.  Hyperdynamics has fully satisfied the Promised Fund commitment.  No gain or loss was recognized for this transaction in accordance with full cost rules.

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

As of March 31, 2009, management initiated a plan to sell the domestic oil and gas properties and as of that date they were included in the caption “Assets held for sale - discontinued operations” (See Note 2. Assets Held for Sale and Discontinued Operations).  On April 1, 2009, Hyperdynamics executed a contract to sell these properties (See Note 11. Subsequent Events).

5. Asset Retirement Obligations

The following is a reconciliation of our asset retirement obligation liability:

Asset retirement obligation, June 30, 2008	$730,000
Liabilities sold	(86,000)
Accretion of discount	60,000
Asset retirement obligation, March 31, 2009	$704,000

As of March 31, 2009, the oil and gas properties that give rise to these asset retirement obligations were held for sale (See Note 2. Assets Held for Sale and Discontinued Operations).  Accordingly, the asset retirement obligations are classified as Liabilities related to assets held for sale and discontinued operations. On April 1, 2009, Hyperdynamics executed a contract to sell the properties associated with the liabilities (See Note 11. Subsequent Events).  In conjunction with the sales, the buyer will assume the liabilities.

6.  Short-term Notes Payable and Long-term Debt

Short-term notes payable and long-term debt consist of:

	March 31, 2009	June 30, 2008

Installment notes payable	$28,000	$118,000
YA Global
Gross	-	2,000,000
Unamortized discount	-	(402,000)
Net	-	1,598,000
Convertible debentures
Gross	2,684,000	-
Unamortized discount	(555,000)
Net	2,129,000	-
Total short term notes payable and long term debt	2,157,000	1,716,000
Less: current portion	(425,000)	(401,000)
Carrying value of notes as of March 31, 2009	$1,732,000	$1,315,000

Installment notes payable

In addition to installment notes payable as of June 30, 2008, during the nine months ended March 31, 2009, Hyperdynamics financed three insurance policies for an aggregate amount of $32,000. Hyperdynamics is obligated to pay installments on these notes consisting of principal and interest of approximately $4,000 per month until May 2009.

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

Hyperdynamics repaid the notes on September 12, 2008.  At the time of payoff, Hyperdynamics paid $1,950,000 principal remaining on the debt and a prepayment penalty of $271,000.  Hyperdynamics recognized accelerated discount amortization of $364,000 related to the payoff of these notes.  Accordingly, Hyperdynamics recognized a loss on extinguishment of debt of $635,000.

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

The fair value of the warrant repricings associated with the modification was computed as follows:

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

In conjunction with the extinguishment, the investor converted $3,254,000 of debenture principal into Hyperdynamics’ common stock, resulting in issuance of 1,972,222 shares of common stock.  Voluntary conversion make whole interest which was due and payable as of November 20, 2008 of $1,416,000 was accreted to the debenture principal. This includes the amount outstanding prior to the extinguishment of $133,000 and the amount that became due upon the conversion in the amendment agreement, which totaled $1,283,000. Additionally, interest due on the debentures at December 31, 2008 of $48,000 was accreted to principal.

The accelerated discount relating to the converted debentures of $1,814,000 was immediately recognized as a reduction of additional paid in capital. The amortization of discount through December 31, 2008 was $19,000.

During the three months ended March 31, 2009, an additional $46,000 of principal was converted to 27,778 shares of common stock.  Conversion make whole interest of $17,000 due upon the conversion was accreted to principal.  Accelerated discount related to the conversion of $10,000 was immediately recognized as a reduction of additional paid in capital.  In addition, the interest payment for the quarter ended March 31, 2009, $65,000, was accreted to principal.

The following table details the change in the carrying value of the debentures from November 20, 2008 through March 31, 2009:

	Principal	Discount	Net
At November 20, 2008	$4,438,000	$(2,474,000)	$1,964,000
Interest accreted to principal	1,546,000	-	1,546,000
Debenture conversion	(3,300,000)	1,824,000	(1,476,000)
Amortization of discount	-	95,000	95,000
At March 31, 2009	$2,684,000	$(555,000)	$2,129,000

The changes to the principal on this debt changed the Monthly Redemption Amount.  As of March 31, 2009, the Monthly Redemption Amount, the first payment of which is due on September 12, 2009, is $75,000.

Future minimum debt payments

Future minimum debt payments on installment debts and debentures for the twelve months ending March 31:

2009	$533,000
2010	901,000
2011	902,000
2012	376,000
Total minimum payments required	$2,712,000

7. Shareholders’ Equity

Stock issuances

Fiscal year 2009

The following table describes the stock issued in each of the three months ended:

	March 31, 2009		December 31, 2008		September 30, 2008
	shares	$	shares	$	shares	$
Shares issued for:
Services (1)	634,021	$232,000	465,366	$417,000	326,771	$513,000
Accounts payable (2)	-	-	-	-	109,839	173,000
Placement costs (3)	-	-	66,000	103,000	-	-
Debenture conversion (4)	-	-	250,000	563,000	-	-
Debenture conversion (5)	27,778	46,000	1,972,222	3,254,000	-	-
Preferred stock conversion(6)	321,884	7,000	-	-	-	-
Total shares issued	983,683	$285,000	2,753,588	$4,337,000	436,610	$686,000

(1) Stock issued from the stock and stock option plan for services.  Shares were valued using the market close share price on the date of grant.

(2) Stock issued from the stock and stock option plan for for services which had been rendered  and accrued during the year ending June 30, 2008. The stock was valued using the market closing price on the date of grant.

(3) Stock associated with placement costs for a convertible debenture (See Note 6).

(4) Stock associated with the conversion of debentures at a conversion price of $2.25.

(5) Stock associated with the conversion of debentures at a conversion price of $1.65.

(6) Stock associated with the conversion of  41 shares of Series B Preferred stock and payment of dividends accrued on the stock.

Fiscal year 2008

The following table describes the stock issued in each of the three months ended:
	March 31, 2008		December 31, 2007		September 30, 2007
	# shares	$	# shares	$	# shares	$
Shares issued for:
Services (1)	136,077	$181,000	59,654	$130,000	46,669	$139,000
Accounts payable (2)	-	-	30,000	95,000	-	-
Cashless warrant exercise by related party (3)	-	-	-	-	738,251	-
Cashless warrant exercise (4)	-	-	-	-	119,389	-
Warrant exercise for cash	-	-	544,000	544,000	-	-
Cash	-	-	48,160	135,000	-	-
Oil and gas property (5)	-	-	-	-	100,000	285,000
In conjunction with note payable (6)	94,899	80,000	-	-	-	-
Preferred stock conversion (7)	200,000	-	-	-	-	-
Total shares issued	430,926	$261,000	681,814	$904,000	1,004,309	$424,000

(1) Stock issued from the stock and stock option plan for services. Shares were valued using the market close price on the date of grant.

(2) Stock issued from the stock and stock option plan for for services which had been rendered  and accrued during the year ending June 30, 2007. The stock was valued using the market closing price on the date of grant.

(3) 738,251 shares of common stock issued upon the cashless exercise by two officers of our Company of warrants, with a strike price of $0.23, to purchase 800,000 shares of common stock.

(4) 119,389 shares of common stock issued upon the cashless exercise by an investor of warrants, with a strike price of $0.50, to purchase 142,000 shares of common stock

(5) Stock issued in connection with the acquisition of the RABB oil and gas properties in Louisiana.  The shares were valued at the closing price on date of grant.

(6) Stock issued to an investor in conjunction with their notes payable.

(7) Stock issued to a related party when the entity converted 27 shares of its Series B preferred stock to common stock.

Discount on convertible debentures

In September 2008, in conjunction with the sale of convertible debentures, we issued warrants to purchase 1,111,111 shares of common stock at $3.00 per share and warrants to purchase 1,111,111 shares of common stock at $2.75 per share. The discount on the debt associated with the relative fair values of the warrants of $1,886,000 and the beneficial conversion feature of $486,000 were recorded as addition to paid in capital.  These warrants were subsequently repriced in November  2008 (See Note 6. Short-term Notes Payable and Long-Term Debt).

Employee stock options

During the nine months ended March 31, 2009, we recognized aggregate compensation expense associated with vesting of employee stock options of $243,000. The fair value of the options grants was determined using the Black-Scholes method (See Note 9).

Other items relating to equity

In February 2009, our equity line of credit with Dutchess Capital expired and is no longer available for use.

In July 2008, Hyperdynamics entered into a contract for 3-D seismic work offshore Guinea. The contract is open as to scope of work and provides the price for various activities associated with the work.  We will finalize the scope of work when we determine the offshore area to be covered by the seismic shoot. We estimate the cost of the 3-D seismic work to be approximately $15,000,000 but the cost could increase to as high as an estimated $45,000,000 based on options we have to expand the scope of work.  The contract provides for Hyperdynamics to issue 2,500,000 shares of common stock to the vendor as a deposit. The value ascribed to the stock by the parties in the contract is $6.00 per share. The 2,500,000 shares were issued during August 2008 and delivered to the vendor during October 2008. The contract provides that the stock may be sold to pay invoices after the seismic work begins.  Any proceeds from the sale of this stock may be applied by the direction of us to any legitimate outstanding invoices.  Should we elect to pay cash for the seismic work any remaining unsold stock will be returned to us.  We may replace the stock deposit with a cash deposit at the rate of $6 per share at any time and have the stock returned prior to it being sold.  As of March 31, 2009, work had not commenced on this project.  Because there is no performance commitment as of the date of this report, there is no accounting recognition of the stock issued during the nine months ended March 31, 2009, in accordance with EITF 00-18 governing share-based payment to non-employees.  As a result, these shares are not shown as issued in the accompanying financial statements.

In July 2008, we entered an agreement with an international law firm to support our 2006 PSC.  The agreement estimates the value of their work to be provided from July 2008 through March 2009 at $630,000.  During July 2008, we issued 350,000 shares of common stock valued at the market price on the stock grant date of $543,000 as a payment on the new engagement and for approximately $132,000 of fees that had been incurred in the past.   We charged $411,000 of compensation costs associated with this stock grant to expense in the quarter ended September 30, 2008.  The contract provides for a “true-up” six months after the date the shares were issued.  Under the provision, the firm will receive additional shares if the market value of the stock has declined in value, such that the total market value of the stock received at the true up date will be $700,000. The true up provision constitutes an obligation to issue a variable number of shares based upon a fixed monetary value; accordingly, the provisions of SFAS 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, apply to the stock grant.  If the true up were to occur on March 31, 2009, Hyperdynamics would issue an additional 1,771,000 shares under the terms of the agreement based upon the total scope of work in the agreement. We recorded additional expense of $585,000 during the nine month period ended March 31, 2009, which is included in selling, general and administrative expense and is reflected on the balance sheet as Variable share issuance obligation. The value of the obligation was calculated based on the market price of our common stock on March 31, 2009. The agreement does not specify a cap on the number of shares that may be issued.

The contract provides for bonuses of an additional 350,000 shares of common stock upon the achievement of certain performance criteria.

8. Warrant repricings

In addition to the warrant repricings discussed above in Note 6. Short-term Notes Payable and Long-Term Debt, in September 2008, the Company modified the terms of certain warrants to purchase common stock issued during May 2008 as a result of warrants issued to the same investor in conjunction with the sale of convertible debentures.    The price of the warrants was reduced from $3.27 to $3.00.  The modification resulted in a deemed dividend of $29,000, which was calculated using the Black-Scholes method. The following table details the significant assumptions used to compute the fair market value of the modification to these warrants:

	Before	After
Risk-free interest rate	3.45%	3.45%
Dividend yield	0%	0%
Volatility factor	111.88%	111.88%
Remaining term (years)	6.7	6.7

9. Stock Options and Warrants

Options granted to employees

During the nine months ended March 31, 2009, Hyperdynamics granted options to purchase 577,500 shares of common stock to employees.   The options had exercise prices ranging from $0.33 to $2.00, exercise term of two to three years with immediate vesting and a fair value on the date of grant totaling $187,000.  The weighted average fair value of the employee stock options granted during the nine months ended March 31, 2009 was $0.33.

During the nine months ended March 31, 2009, Hyperdynamics recognized $56,000 compensation cost from an option award that had been granted in a prior year.  Accordingly, the aggregate compensation cost recognized for options vested during the nine months ended March 31, 2009 was $243,000.  At March 31, 2009, there was $50,000 of unrecognized compensation costs related to non-vested share-based compensation arrangements granted under our stock and stock option plan.

The following table details the significant assumptions used in the Black-Scholes model to compute the fair market values of employee stock options granted during the nine months ended March 31, 2009:

Risk-free interest rate	0.40 – 2.63%
Dividend yield	0%
Volatility factor	86.91 – 118.02%
Expected life (years)	1 - 1.5

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

The following table summarizes employee stock options issued and outstanding for the nine months ended March 31, 2009:	Options	Weighted average exercise price
Outstanding at year end June 30, 2008	2,238,696	3.45
Granted	577,500	1.47
Exercised	-	-
Forfeited	(143,989)	1.62
Expired	(480,000)	1.34
Outstanding at March 31, 2009	2,192,207	$3.51

Options outstanding and exercisable as of March 31, 2009:

Exercise Price	Outstanding Number of Shares	Remaining Life	Exercisable Number of Shares
Less than $1	37,500	1 - 2 years	37,500
Less than $1	60,000	2 - 3 years	60,000
$1.00 - 1.49	122,500	1 - 2 years	122,500
$1.00 - 1.49	60,000	2 - 3 years	60,000
$1.50 - 1.99	85,000	1 year or less	85,000
$1.50 - 1.99	75,000	1 - 2 years	75,000
$1.50 - 1.99	30,000	2 - 3 years	30,000
$2.00 - 2.49	283,447	1 year or less	283,447
$2.00 – 2.49	130,000	1 - 2 years	130,000
$2.00 - 2.49	360,000	2 - 3 years	360,000
$2.50 - 2.99	105,000	1 year or less	105,000
$2.50 – 2.99	138,760	1 - 2 years	138,760
$3.00 – 3.50	40,000	1 year or less	40,000
$3.00 – 3.50	65,000	1 - 2 years	65,000
$5.00	300,000	2 - 3 years	-
$10.00	300,000	2 - 3 years	-
	2,192,207		1,592,207

The exercisable options had no intrinsic value at March 31, 2009.

The following table summarizes common stock warrants issued and outstanding for the nine months ended March 31, 2009:
	Warrants	Weighted average exercise price
Outstanding at year June 30, 2008	11,717,692	2.54
Granted	9,292,930	2.56
Exercised	-	-
Cancelled	(7,070,708)	3.05
Expired	(3,596,783)	2.42
Outstanding at March 31, 2009	10,343,131	$2.24

Warrants outstanding and exercisable as of March 31, 2009:

Exercise Price	Outstanding Number of Shares	Remaining Life	Exercisable Number of Shares
$1.65	666,666	5 years	666,666
$1.65	3,480,000	6 years	3,480,000
$2.00	2,424,243	6 years	2,424,243
$2.25	1,111,111	7 years	1,111,111
$2.50	1,111,111	7 years	1,111,111
$4.00	1,500,000	6 years	1,500,000
$5.00	50,000	3 years	-
	10,343,131		10,293,131

At March 31, 2009, there was $28,000 of unrecognized compensation expense associated with the outstanding warrants.  The exercisable warrants had no intrinsic value at March 31, 2009.

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

10. Cost Reimbursement

In July 2007, Hyperdynamics received $130,000 as a reimbursement of legal costs incurred during fiscal 2006 and 2007 in a lawsuit with Trendsetter Investors LLC.  The reimbursement was recorded as a reduction of legal costs relating to nine months ended March 31, 2009 and it is included in selling, general and administrative expense.

11. Subsequent Events

During April 2009, we granted options to purchase 292,500 shares to employees and directors in accordance with their compensation packages. The fair value of the options was $42,000 based upon the Black-Scholes valuation model.

During April 2009, Hyperdynamics issued 356,931 shares of common stock for services valued using the market close price on the date of grant at $85,000.

On April 1, 2009, Hyperdynamics executed a contract to sell its working interest in its oil and gas properties in Louisiana.  Under the terms of the contract, the properties will be sold in three groups.  The first group will be irrevocably assigned to the buyer and the second and third group will be revocably assigned to the buyer upon payment of $1,030,000, such payment being received by the Company on May 7, 2009.  The buyer will receive all revenues and will pay all expenses associated with all three groups of properties as of the date of the assignment.  The second group will be irrevocably assigned to the buyer when Hyperdynamics receives payment of $820,000, which is due during August 2009 and the third group will be irrevocably assigned to the buyer when Hyperdynamics receives payment of $820,000, which is due during November 2009.  If the second and third payments are not timely received, Hyperdynamics has the option to repurchase the related properties in the groups for a nominal fee.  The income or loss associated with each group of properties will be attributable for accounting purposes to Hyperdynamics until the sales proceeds are collected; this income or loss will be treated as an adjustment to the purchase price and accordingly to the realized gain or loss on sale of assets. Hyperdynamics will recognize the gain or loss on the sales of the properties as each payment is received and each group of properties is irrevocably assigned to the buyer.

12. Segment Information

Reportable segments

Hyperdynamics has two reportable segments: SCS Corporation ("SCS") and our domestic operations ("HYDR"). SCS is engaged in oil and gas exploration activities pertaining to offshore Guinea, West Africa. HYDR was historically engaged in oil and gas exploration, development, and production activities in Louisiana, USA. Hyperdynamics evaluates performance based on profit or loss from operations. The reportable segments are managed by separate management teams who are evaluated based on their segment’s performance.

The following tables summarize certain balance sheet data as of March 31, 2009 and June 30, 2008 and income statement data about Hyperdynamics' reportable segments and corporate overhead for the three and nine months ended March 31, 2009 and 2008:

	SCS	HYDR	Corporate	Total
Segment assets
As of March 31, 2009	$7,844,000	$804,000	$260,000	$8,908,000
As of June 30, 2008	7,590,000	3,774,000	1,586,000	12,950,000

Nine months ended March 31, 2009:
Revenues from external customers	-	-	-	-
Depreciation, depletion and amortization	73,000	-	27,000	100,000
Loss from operations	(3,438,000)	-	(1,913,000)	(5,351,000)
Loss from discontinued operations (2)	-	(1,889,000)	-	(1,889,000)
Expenditures for long-lived assets (1)	347,000	78,000	-	425,000

Three months ended March 31, 2009:
Revenues from external customers	-	-	-	-
Depreciation, depletion and amortization	24,000	-	9,000	33,000
Loss from operations	(467,000)	-	(589,000	(1,056,000)
Loss from discontinued operations (2)	-	(37,000)	-	(37,000)
Expenditures for long-lived assets (1)	21,000	6,000	-	27,000

Nine months ended March 31, 2008:
Revenues from external customers	-	-	-	-
Depreciation, depletion and amortization	61,000	-	31,000	92,000
Loss from operations	(2,912,000)	-	(2,890,000)	(5,802,000)
Loss from discontinued operations	-	(1,354,000)	-	(1,354,000)
Expenditures for long-lived assets (1)	938,000	2,500,000	14,000	3,452,000

Three months ended March 31, 2008:
Revenues from external customers	-	-	-	-
Depreciation, depletion and amortization	26,000	-	11,000	37,000
Loss from operations	(714,000)	-	(840,000)	(1,554,000)
Loss from discontinued operations		(191,000)		(191,000)
Expenditures for long-lived assets (1)	643,000	631,000	-	1,274,000

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

Overview

Our corporate mission is to provide energy for the future by exploring for, developing new, and re-establishing pre-existing sources of energy worldwide.  Through our domestic and international business segments, we historically produced oil in Louisiana, USA and we explore for oil in Guinea, West Africa.

Domestic Operations

During the quarter ended March 31, 2009, we committed to a plan to sell our working interest in all our producing oil and gas properties in Louisiana, USA.  As of April 1, 2009, we had entered into a contract to sell those properties.

International Operations

On September 22, 2006, our wholly owned subsidiary, SCS Corporation signed a Production Sharing Contract (the “2006 PSC”) with the Republic of Guinea. The 2006 PSC gives us exclusive rights to explore, develop, and produce the petroleum resources in an area of approximately 31,000 square miles off the coast of Guinea.  Developments of our work on the 2006 PSC over the nine months ended March 31, 2009 include the following:

•
During the quarter ended September 30, 2008, we interpreted 2008 2-D seismic, which had been acquired during the quarter ended June 30, 2008. Our geological and geophysical staff continues to evaluate the data.  We also negotiated a contract with a contractor to acquire up to 4,100 square kilometers of 3-D seismic data.  We believe that the 3-D seismic data will provide us with a portfolio of drillable prospects. See Item 1A – Risk Factors in our Form 10-K for the year ended June 30, 2008.

•	During the nine months ended March 31, 2009, our geological and geophysical staff is conducting planning activity associated with acquiring 3-D seismic data.

•	During the nine months ended March 31, 2009, we continued to provide technical presentations to potential joint venture partners.

•	During the quarter ended March 31, 2009, we began additional geological and geophysical analysis to enhance our understanding of the prospects and the features of our concession.

•
During the quarter ending June 30, 2009, we will begin to reprocess and analyze vintage geological and geophysical that was acquired in the 1970’s in order to enhance our understanding of the regional profile.

In December 2008, the President of Guinea, President Lansana Conte, died and a group, the National Council for Democracy and Development (“CNDD”), attained power in Guinea.  The CNDD has organized a new government.  Hyperdynamics believes its contract rights will be honored by the new government and has management personnel in-country in Guinea to monitor events and to communicate with the new government.

RESULTS OF OPERATIONS

Based on the factors discussed below for each segment and for the corporate overhead, the net loss attributable to common shareholders, which includes a provision for preferred stock dividends,
•	Decreased $603,000, or 32%, from $(1,880,000), or $(0.03) per share during the three months ended March 31, 2008 to $(1,277,000), or $(0.02) per share during the three months ended March 31, 2009.
•	Increased $2,978,000, or 41%, from $(7,293,000), or $(0.13) per share during the nine months ended March 31, 2008 to $(10,271,000), or $(0.17) per share during the nine months ended March 31, 2009.

 Reportable segments

Hyperdynamics has two reportable segments: our international operations in Guinea (“SCS”) and our domestic Louisiana operations (“HYDR”). SCS is engaged in oil and gas exploration activities pertaining to offshore Guinea, West Africa.   HYDR was historically engaged in oil and gas exploration and production activities in Louisiana, USA. Hyperdynamics evaluates performance based on profit or loss from operations. The reportable segments are managed by separate management teams who are evaluated based on their segment's performance

Domestic Operations ("HYDR")

As of March 31, 2009, the oil and gas properties owned in Louisiana, USA, are classified as held for sale and the results of operations for the properties are classified as discontinued operations for all periods presented.  The following table summarizes selected financial information about these discontinued operations:

	Three months ended March 31,		Increase	%	Nine months ended March 31,		Increase
	2009	2008	(decrease)	Change	2009	2008	(Decrease)	% Change
Production data
Gross barrels sold	13,497	12,651	846	7%	45,775	27,519	18,256	66%
Net barrels sold	8,444	8,123	321	4%	28,711	17,955	10,756	60%
Average sales price per barrel	$40.62	$97.63	$(57.01)	(58)%	$72.24	$89.44	$(17.20)	(19)%

Revenues
Revenues from oil and gas production	$343,000	$793,000	$(450,000)	(57)%	$2,074,000	$1,606,000	$468,000	29%
Revenues from oilfield services	-	-	-	N/A	-	31,000	(31,000)	(100)%

Costs and Expenses
Lease operating costs	312,000	601,000	(289,000)	(48)%	1,131,000	2,104,000	(973,000)	(46)%
Depreciation, depletion, and amortization	32,000	196,000	(164,000)	(84)%	528,000	389,000	139,000	36%
Impairment	-	7,000	(7,000)	(100)%	2,303,000	7,000	2,296,000	N/A
Accretion	20,000	5,000	15,000	300%	60,000	15,000	45,000	300%
Selling, general and administrative expense	12,000	171,000	(159,000)	(93)%	79,000	482,000	(403,000)	(84)%
Other expense	4,000	4,000	-	0%	(138,000)	(6,000)	(132,000)	N/A
Loss from discontinued operations	(37,000)	(191,000)	(154,000)	(81)%	(1,889,000)	(1,354,000)	(535,000)	(40)%

Loss from discontinued operations changed due to the factors discussed below:
•
Revenues increased due to production increases over the nine months ended March 31, 2009; however, the drop in the price of oil created a decrease in revenue when comparing the three months ended March 31, 2009 to the three months ended March 31, 2008.

•	Lease operating costs decreased due to increased efficiency and completion of workovers in the nine months ended March 31, 2008 which was not required in the nine months ended March 31, 2009.
•	Selling, general and administrative costs decreased due to cost cutting measures.
•	An impairment charge of $2,303,000 was incurred during the nine months ended March 31, 2009.

International Operations ("SCS")

The following table summarizes selected financial information about our international operations:

	Three months ended March 31,			%	Nine months ended March 31,			%
	2009	2008	(Decrease)	Change	2009	2008	Increase	Change
Costs and Expenses
Depreciation, depletion, and amortization	$24,000	$26,000	$(2,000)	(8)%	$73,000	$61,000	$12,000	20%
Selling, general and administrative expense	443,000	688,000	(245,000)	(36)%	3,365,000	2,851,000	514,000	18%
Loss from operations	467,000	714,000	(247,000)	(35)%	3,438,000	2,912,000	526,000	18%

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

Compensation expense increased during the nine months ended March 31, 2009 because of salary and option grants for our geological and geophysical staff, who joined our payroll beginning in November 2007 and therefore, the associated cost was only present for a portion of the nine months ended March 31, 2008.  However this category decreased during the three months ended March 31, 2009 as compared with the three months ended March 31, 2008 due to lower fair values of options awarded and fewer options awarded.

Travel expenses increased during the nine months ended March 31, 2009.  This category had increased during the six months ended December 31, 2008 as compared with December 31, 2007 because of increased travel conducted by members of our geological and geophysical staff and travel for conferences and training.  However, travel decreased during the three months ended March 31, 2009 as compared with March 31, 2008 due to cost cutting measures.

In-country costs consist of the following expenses incurred in Guinea: advertising, lobbying, public relations, office expense, and a misappropriation of funds as discussed in Item 4 of this quarterly report.  The in-country costs decreased substantially, due to cost cutting measures.  During the nine months ended March 31, 2008, we had conducted extensive public relations work in Guinea in order to promote and maintain positive public sentiment towards Hyperdynamics in Guinea and we reduced our expenditures for this purpose during the nine months ended March 31, 2009.

Corporate Overhead

The following table summarizes selected financial information about our corporate overhead:

	Three months ended March 31,			%	Nine months ended March 31,			%
	2009	2008	(Decrease)	Change	2009	2008	(Decrease)	Change
Costs and Expenses
Depreciation, depletion, and amortization	$9,000	$11,000	$(2,000)	(18)%	$27,000	$31,000	$(4,000)	(13)%
Selling, general and administrative expense	580,000	829,000	(249,000)	(30)%	1,886,000	2,859,000	(973,000)	(34)%
Loss from operations	589,000	840,000	(251,000)	(30)%	1,913,000	2,890,000	(977,000)	(34)%

Loss from operations changed due to the factors discussed below:

Selling, general and administrative expenses, comprised of employee related expenses, professional expenses, reporting and other general administrative expenses, decreased during the nine months ended March 31, 2009 when compared to nine months ended March 31, 2008. The major drivers attributable to the decrease are reduced option grants, travel expenses, and other general administrative expenses, offset by increases in professional and employee expenses.

During the nine months ended March 31, 2008, there were option grants for employees and directors but these were not repeated in the comparable period in 2009. Travel conducted for investor relations and road shows during the three and nine months ended March 31, 2009 were considerably reduced as compared to the three and nine months ended March 31, 2008. Further, insurance costs decreased during the three and nine months ended March 31, 2009, primarily due to reduction in the cost of health and commercial insurance. Professional expenses increased during the three and nine months ended March 31, 2009 due to increased reporting requirements and services for defending existing lawsuits.

Other factors affecting net loss chargeable to common shareholders

In November 2008, Hyperdynamics had settlement gains of $56,000 attributable to the restructuring of a debenture.  In September 2008, Hyperdynamics paid off a different debenture, which resulted in a settlement loss of $635,000.  Thus, total settlement loss for the nine months ended March 31, 2009 was $579,000.

During the three and nine months ended March 31, 2009, Hyperdynamics incurred interest expense, attributable to debentures, of $160,000 and $2,379,000, respectively.   Hyperdynamics did not have debt of this nature during the three and nine months ended March 31, 2008.

Liquidity and Capital Resources

Our current ratio was 0.25 at March 31, 2009 and 1.24 to 1 at June 30, 2008. Current liabilities as of March 31, 2009 contain several items that are payable in stock, that are the subject of deferred payment arrangements whereby the vendor will not get paid except out of future revenues or cash received from a joint venture partner, or that will be assumed by others.  Variable share issuance obligation of $585,000, dividends payable of $372,000, and dividends payable to related party of $410,000 are payable in stock.   Accounts payable – seismic data of $650,000 is payable only when we sell the data to third parties or if we get cash infusion for the Guinea concession.  Additionally, $65,000 is accrued in accounts payable to a vendor who, by the terms of his agreement, will not be paid until we obtain funding from a financial or joint venture partner for Guinea. Finally, Liabilities related to assets held for sale of $31,000 will be transferred to the buyer of the assets when the sales are complete.  This amounts to approximately $2,113,000 of the $3,836,000 reflected in current liabilities which will not result in a cash outflow, will not be paid until we have adequate funds to pay them, or will be assumed by another party.  If we considered the effect of these liabilities, our current ratio would be .57 to 1 at March 31, 2009.

Going Concern Considerations

The accompanying Consolidated Financial Statements have been prepared assuming Hyperdynamics will continue as a going concern.  Hyperdynamics has incurred losses since inception, resulting in cumulative losses of $69,027,000 through March 31, 2009. Hyperdynamics has historically been able to raise capital from debt or equity sources to finance our activities. The world economic crisis, the depressed price for oil, and the depressed price of our stock have weakened our ability to continue to raise new capital in this manner. These combined conditions raise substantial doubt about Hyperdynamics’ ability to continue as a going concern.

Hyperdynamics’ plan to resolve the uncertainty about our ability to continue as a going concern includes the sale of our producing oil and gas properties in Louisiana, cost reductions, and monetization of our oil and gas exploration assets by attracting a joint venture or financial partner to participate in our exploration of our oil and gas concession offshore Guinea.

On April 1, 2009, Hyperdynamics executed a contract to sell its producing oil and gas assets in Louisiana, which for accounting purposes will be treated as three separate sales (See Note 11. Subsequent Events).  Under the terms of the agreement, the buyer will pay $2,670,000 for the properties in three payments of $1,030,000, which was received on May 7, 2009, $820,000 by August 7, 2009 and $820,000 by November 7, 2009.  As the funds are collected, the proceeds will be use to pay down liabilities and to fund current operations.  The proceeds from these sales will provide short-term liquidity and additional time for management to pursue its plans to monetize its Guinea oil and gas exploration assets.

 Hyperdynamics believes all payments associated with the sales contract will be made; however, there is some collection risk associated with the transaction.  If the buyer fails to make a required payment when due, Hyperdynamics has the right to re-acquire some of the properties for a nominal fee.  Accordingly, if the proceeds are not collected as contemplated, Hyperdynamics may re-acquire the income and cash flows associated with the property being sold.

In addition, management is evaluating areas where it can further reduce costs of operations.

Management’s plans focus primarily on obtaining well capitalized joint venture partners to help us monetize a portion of our offshore exploration asset.  Management is also evaluating how it can raise additional capital to further its business operations. If management is not successful in securing outside funding by monetizing a portion of its exploration assets or in raising additional funds, Hyperdynamics may not survive.

Our top corporate priority at this time is to attract a joint venture or financial partner so that we can fund an accelerated exploration work program offshore Guinea.  We now expect these major funds to come primarily from selling working interest to financial partners or joint venture partners that invest in our Guinea offshore contract area. We have identified additional interpretive work that our geoscientists will perform over the next few months.  With this work, and the interpretive work already performed on the 2008 seismic data we may be able to obtain a joint venture with one or more viable oil company operators.  We have mapped our prospects and prepared an in-depth technical presentation and data room available for review by potential partners under confidentiality agreements.   We have also expanded the scope of potential partners by entering into a contingency fee agreement with a firm that has extensive contacts in the international natural gas industry to present the opportunity to its clients.

Liquidity Effects of Discontinued Operations

On April 1, 2009, Hyperdynamics executed a contract to sell its producing oil and gas properties for $2,670,000, as previously discussed.  The cash flows from discontinued operations are separately reported in the Consolidated Statements of Cash Flows for all periods presented.  While this transaction will improve Hyperdynamics’ short term liquidity, it also eliminates Hyperdynamics’ revenue source.  Accordingly, the liquidity implication of the discontinued operations is that Hyperdynamics will require additional funding from debt or equity sources or from a joint venture or financial partner in our Guinea concession in order to continue operations.

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

Item 4. Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of the end of the period covered by this quarterly report. In the course of this evaluation, our management considered the material weaknesses in our internal control over financial reporting discussed below. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of this material weakness, our disclosure controls and procedures as of March 31, 2009 were not effective in ensuring that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. To address the material weakness, we have taken additional steps in an effort to ensure our consolidated financial statements included in this quarterly report have been prepared in accordance with accounting principles generally accepted in the United States. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

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

At the end of the second quarter of 2009, our management discovered a misappropriation of approximately $130,000 of funds from our Guinea operation.  Funds were misappropriated during the first quarter of 2008 and during the second quarter of 2009. Because of the method used to misappropriate the funds, the losses were expensed during the periods in which they actually occurred. As a result of this, management has tightened and instituted additional controls over cash and purchasing functions in Guinea.  Management has curtailed the employee’s accessibility to cash and is considering appropriate disciplinary action, including and not limited to termination and restitution, from the employee involved.  As of March 31, 2009, the employee remains employed and his accessibility to company funds remains curtailed.

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

Addressing deficiencies in the control environment as follows:

•
Our country controller for Guinea, hired in September 2008, provided direct financial oversight and implemented policies and procedures relating to purchasing and budgeting functions for our operations in Guinea between September 2008 and December 2008;

•
Effective December 31, 2008, we reduced our expenditures and implemented an imprest style system of funding for our Guinea operations that reduces our exposure to loss and fraud; as an alternate means of internal control of the operation;

•
Because  the reduced expenditures in Guinea substantially reduced the work assigned to the country controller, and because the country controller has extensive internal audit and Sarbanes-Oxley compliance experience, re-assigned him the task of performing internal audit functions, documenting policies and procedures, and assisting with the remediation of internal control design gaps;

•
Due to budget constraints, we reduced our staff, including two accounting group staff members  We re-assigned duties among the remaining staff in a manner designed to retain the review procedures that we had previously implemented; and

•
Implementing policies and procedures designed to improve the overall control environment, such as obtaining timely acknowledgement of our Code of Ethics, annual re-certification of policies, conducting department meetings in order to communicate accounting policies and procedures, and implementing restrictions on users’ access to posting in the accounting system.

The country controller, who had been re-assigned to perform internal audit functions, was among the staff members cut in the reduction mentioned above.  This did weaken the control environment in terms of eliminating the independent internal audit function and documenting and monitoring the effectiveness of policies and procedures.

Addressing deficiencies in staffing and segregation of duties as follows:

•
Augmenting our staff by using qualified contractors who have experience in public company reporting to assist in the preparation of financial statements and with the evaluation of and accounting for non-routine and non-systematic transactions; and

•	Providing training to existing employees so that they can perform additional duties, thus improving our ability to have independent review and approval of financial accounting entries; and
•
Engaging a competent external financial services firm to review of the quarterly financial reporting package and the financial statements prior to issuance in order to mitigate the segregation of duty issue that the CFO is involved in the drafting of the financial statements and cannot conduct an independent review.

These organizational and process changes have improved our internal controls environment and increased the likelihood of our identifying non-routine and non-systematic transactions. We will continue our efforts to improve our control environment and to focus on:

•	Refining our period-end financial reporting process; and
•	Improving our policies, processes, and systems to help insure that our financial reporting, operational, and business requirements are met in a timely manner; and
•	Strengthening the risk assessment process.

Except as described above and in our Annual Report, there have been no additional changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II Other Information

Item 1. Legal Proceedings

For information regarding our legal proceedings see the legal proceedings disclosed in Item 3 of our most recent on Form 10-K.

Item 1A. Risk Factors

For information regarding our risk factors see the risk factors disclosed in Item 1A of our most recent on Form 10-K. Other than adding the risk factors below, there have been no material changes from the risk factors previously disclosed in our most recent Annual Report on Form 10-K.

OUR PAST LOSSES RAISE DOUBT ABOUT OUR ABILITY TO OPERATE PROFITABLY OR CONTINUE AS A GOING CONCERN.

The accompanying Consolidated Financial Statements have been prepared assuming Hyperdynamics will continue as a going concern.  Hyperdynamics has incurred losses since inception, resulting in cumulative losses of $69,027,000 through March 31, 2009. Hyperdynamics has historically been able to raise capital from debt or equity sources to finance our activities. The world economic crisis, the depressed price for oil, and the depressed price of our stock have weakened our ability to continue to raise new capital in this manner. These combined conditions raise substantial doubt about Hyperdynamics’ ability to continue as a going concern, as discussed in Note 2 to the unaudited Consolidated Financial Statements.  Our plans regarding these matters are described in Note 2.  The unaudited Consolidated Financial Statements do not include any adjustments that might result from the outcome of this uncertainty.

OUR EXPECTED FUTURE LOSSES RAISE DOUBTS ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN UNLESS WE CAN RAISE CAPITAL

Future events may lead to increased costs that could make it difficult for us to succeed. To raise additional capital, we may sell additional equity securities, or accept debt financing or obtain financing through a bank or other entity. There is no limit as to the amount of debt we may incur. Additional financing may not be available to us or may not be available on terms acceptable to us. If additional funds are raised through the issuance of additional stock, there may be a significant dilution in the value of our outstanding common stock. Our growth is dependent on our attaining our raising capital through the sale of stock or debt or our ability to attract a joint venture or financial partner in our Guinea concession. There is no assurance that we will be able to raise any equity or debt financing or that we will be able to attract a joint venture or financial partner to invest in our Guinea concession.

NYSE AMEX, LLC  HAS ISSUED US A LETTER THAT INFORMS US OF NON-COMPLIANCE WITH THEIR LISTING STANDARDS

We received a letter dated March 17, 2009 on letterhead from NYSE Regulation of the NYSE AMEX LLC which is the exchange on which we are listed.  The letter stated that the NYSE AMEX LLC review of our Form 10-Q for the quarter ended December 31, 2008 indicated that we were not in compliance with NYSE AMEX LLC continued listing requirements.  The letter indicated that we were not in compliance with NYSE AMEX LLC Company Guide continued listing requirements as set forth in NYSE AMEX LLC “COMPANY GUIDE” sections 1003(a)(ii)(related to stockholders’ equity of less than $4,000,000 and losses from continued operations and net losses in three of our four most recent fiscal years), 1003(a)(iii)(related to stockholders’ equity of less than $6,000,000 and losses from continued operations and net losses in our five most recent years) and 1003(a)(iv)(related to losses that are so substantial in relation to our overall operations or our existing financial resources or financial condition are impaired that it appears questionable, in the opinion of the NYSE AMEX LLC, as to whether we will be able to continue operations and/or meet our obligations as they mature.

We submitted a Plan on April 16, 2009 to the NYSE AMEX LLC to regain compliance with the listing standards.  If NYSE AMEX LLC does not approve our Plan, we may be subject to delisting proceedings and ultimately be delisted from the exchange.  If this occurred, it is expected that our common stock would be quoted on the Over-the-Counter Bulletin Board.

Any such delisting, could possibly result in

•	An increase in the bid-ask spread on the stock

•	Reduced daily stock trading volume

•	Reduction in the number of investors who are interested in trading our stock

•	Being categorized as a penny stock company because of the stock price is below $5.00 per share and the stock is traded on the over the counter market.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In March 2009, we issued options to purchase 30,000 shares of common stock to two employees as compensation. These options have an exercise price of $.33 per share and expire in three years. These transactions were made in reliance upon exemptions from registration under Section 4(2) of the Securities Act. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Securities Act and setting forth the restrictions on the transferability and the sale of the securities. No underwriter participated in, nor did we pay any commissions or fees to any underwriter, in these transactions. These transactions did not involve a public offering. The investor had knowledge and experience in financial and business matters that allowed him to evaluate the merits and risk of receipt of these securities. The investors were knowledgeable about our operations and financial condition.

In April 2009, we issued options to purchase 37,500 shares of common stock to three directors as compensation. These options have an exercise price of $.31 per share and expire in two years. These transactions were made in reliance upon exemptions from registration under Section 4(2) of the Securities Act. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Securities Act and setting forth the restrictions on the transferability and the sale of the securities. No underwriter participated in, nor did we pay any commissions or fees to any underwriter, in these transactions. These transactions did not involve a public offering. The investors had knowledge and experience in financial and business matters that allowed them to evaluate the merits and risk of receipt of these securities. The investors were knowledgeable about our operations and financial condition.

In April 2009, we issued options to purchase 105,000 shares of common stock to four employees as compensation. These options have an exercise price of $.31 per share and expire in three years. These transactions were made in reliance upon exemptions from registration under Section 4(2) of the Securities Act. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Securities Act and setting forth the restrictions on the transferability and the sale of the securities. No underwriter participated in, nor did we pay any commissions or fees to any underwriter, in these transactions. These transactions did not involve a public offering. The investors had knowledge and experience in financial and business matters that allowed them to evaluate the merits and risk of receipt of these securities. The investors were knowledgeable about our operations and financial condition.

In April 2009, we issued options to purchase 150,000 shares of common stock to an employee as compensation. These options have an exercise price of $.24 per share and expire in five years. These transactions were made in reliance upon exemptions from registration under Section 4(2) of the Securities Act. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Securities Act and setting forth the restrictions on the transferability and the sale of the securities. No underwriter participated in, nor did we pay any commissions or fees to any underwriter, in these transactions. These transactions did not involve a public offering. The investor had knowledge and experience in financial and business matters that allowed them to evaluate the merits and risk of receipt of these securities. The investor was knowledgeable about our operations and financial condition.

Item 4. Submission of Matters to a Vote of Security Holders

On March 31, 2009, the company held its annual shareholder meeting (1) to elect five (5) directors; (2) to approve the potential issuance of our common stock equal to 20% or more of outstanding common stock as of May 11, 2008 to Enable Growth Partners LP for less than the greater of book value or market value of the common stock as of May 11, 2008.

The directors who were elected are Kent Watts, Harry James Briers, Roger D. Friedberger, L. Gene Stohler, and Charles Andrews.

The results of the voting by Item are as follows:

ITEM 1:

With respect to election of Directors of the Company:

Director Name	Number of Affirmative Votes	Number of Votes Withheld
Kent Watts	57,501,511	9,889,355
Harry James Briers	60,903,824	6,687,042
Roger D. Friedberger	58,349,482	9,241,384
L. Gene Stohler	60,363,568	7,227,298
Charles Andrews	64,555,828	3,035,038

ITEM 2:

With respect to the proposal to approve the potential issuance of our common stock equal to 20% or more of outstanding common stock as of May 11, 2008 to Enable Growth Partners LP for less than the greater of book value or market value of the common stock as of May 11, 2008.

Number of Affirmative Votes	Number of Negative Votes	Abstentions
58,563,780	8,574,130	452,956

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

Dated: May 11, 2009

By:	/s/ Sarah Berel-Harrop
Sarah Berel-Harrop
Chief Financial Officer
Principal Accounting Officer

Dated: May 11, 2009