Form 10-K
HYPERDYNAMICS CORP
filed 2009-09-30
CIK 937136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2009
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

(713) 353-9400
(Issuer’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value	NYSE Amex

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act
☐Yes	☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act
☐Yes	☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13  or  15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period  that the registrant was required to file such reports), and (2) has been subject  to  such  filing  requirements  for  the  past  90 days.
☒Yes	☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes	 No

Indicate by check mark  if  disclosure of delinquent filers pursuant to Item 405 of Regulation  S-K  is  not  contained  in  herein, and  will not be contained, to the best of the registrant’s knowledge , in  definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or  any  amendment  to  this  Form  10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated  filer, or a smaller reporting company.
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act)
☐Yes	☒ No

As of December 31, 2008, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $26,702,766 based on the closing sale price as reported on the NYSE Amex.  We had 80,549,915 shares of common stock outstanding on September 29, 2009.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2009 Annual Meeting of Stockholders, which will be filed by the registrant on or prior to 120 days following the end of the registrant’s fiscal year ended June 30, 2009,  are incorporated by reference into Part III of this Form 10-K.

TABLE OF CONTENTS

PART I

CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION

Hyperdynamics Corporation is including the following cautionary statement to make applicable and take advantage of the safe harbor provision of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of, Hyperdynamics.  This Annual Report on Form 10-K contains forward-looking statements.  Forward-looking statements include statements concerning plans, objectives, goals, strategies, expectations, future events or performance and underlying assumptions and other statements which are other than statements of historical facts.  Certain statements contained herein are forward-looking statements and, accordingly, involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements.  Our expectations, beliefs and projections are expressed in good faith and are believed by us to have a reasonable basis, including without limitations, management's examination of historical operating trends, data contained in our records and other data available from third parties, but there can be no assurance that management's expectations, beliefs or projections will result or be achieved or accomplished.  In addition to other factors and matters discussed elsewhere herein and the risks discussed below in Item 1A.  Risk Factors, the following are important factors that, in the view of Hyperdynamics, could cause actual results to differ materially from those discussed in the forward-looking statements: the availability of financing and, if available, on terms and conditions acceptable to us, our ability to raise sufficient capital and/or enter into a strategic relationship with a industry partner to execute our business plan, ability to respond to changes in the oil exploration and production environment, competition, and the availability of personnel in the future to support our activities.

As used herein, references to “Hyperdynamics,” “we,” “us,” and “our” refer to Hyperdynamics Corporation and our wholly-owned subsidiary SCS Corporation.

Item 1.  Business

Hyperdynamics, a Delaware corporation that was formed in 1996, is an emerging independent oil and gas exploration and production company.  As described below, we have certain contract rights for the exploration and exploitation of oil and gas in an approximately 80,000 square kilometer concession off the coast of the Republic of Guinea (“Guinea”) in West Africa.  As further discussed below, we engage in oil and gas exploration off the coast of Guinea through our wholly-owned subsidiary, SCS Corporation.  Our rights in Guinea derive from a Hydrocarbon Production Sharing Contract (the “2006 PSC”) that we entered into in 2006 with Guinea, as discussed below.  Certain terms of the 2006 PSC have been modified in part by the Memorandum of Understanding that we entered into with the government of Guinea in 2009 (the “2009 MOU”), as discussed below.  The 2009 MOU provides, among other things, that the 2006 PSC in its entirety will be negotiated with a view to bringing the PSC into conformance with international standards.  There is no assurance that these negotiations will result in a mutually acceptable agreement.  If these negotiations do not come to a satisfactory conclusion (i.e., through negotiations between us and Guinea) by March 10, 2010, the MOU will be cancelled pursuant to its terms.

In April 2009, we entered into an transaction to sell our oil and gas operations located in the United States, which consisted of working interests in several oil and gas properties in Northeast Louisiana.  This sale was finalized in August 2009.

As of September 29, 2009, our direct and indirect wholly-owned operating subsidiaries consisted of:  (i) SCS Corporation (“SCS”), which is engaged in oil and gas exploration activities located offshore Guinea, West Africa, and (ii) SCS Corporation Guinee SARL (“SCSG”), which was formed to manage the business associated with the 2006 PSC including public relations programs in Guinea.  We own 100% of SCS.  “SCS” is also the name of our business segment that is composed of our oil and gas exploration activity in Guinea.  SCSG is owned 100% by SCS and is part of our SCS business segment operating in Guinea.  SCSG is a Guinea limited liability company located in Conakry, Guinea.

Recent Developments Regarding Series B Preferred Stock

On September 29, 2009, we entered into an agreement (the “Series B Agreement”) with the holders of all of our Series B preferred stock in which the Series B holders (i) converted all of  their shares of Series B preferred stock into approximately 15.8 million shares of common stock, (ii) agreed to the cancellation of the warrants to purchase 1,000,000 shares of common stock, (iii) agreed to donate pursuant to a specified schedule 2,000,000 shares of common stock (issued upon conversion of the Series B preferred stock) and warrants to purchase 1,000,000 shares of common stock to the American Friends of Guinea, a charitable organization that provides support to the people of Guinea, and (iv) agreed to be subject to a nine month lock-up of 14.8 million of the 15.8 million shares of common stock received in connection with the conversion of the Series B preferred stock, and any shares that may be received upon exercise of their Warrants.  Under the terms of the Series B Agreement, we agreed to pay a previously owed dividend in the aggregate amount of $430,000 to the Series B holders if we complete a financing in the future of $10,000,000 or more.  The conversion includes a reduction of 2,000,000 shares of common stock.  The Series B Agreement has been filed as an exhibit to this Annual Report on Form 10-K.

OPERATIONS IN THE REPUBLIC OF GUINEA

2006 Production Sharing Contract

We have been conducting exploration work related to the area off the coast of Guinea since 2002.  On September 22, 2006, we, acting through our wholly owned subsidiary SCS, entered into the 2006 PSC with Guinea.  Under the 2006 PSC, we were granted certain contract rights by Guinea to explore and exploit offshore oil and gas reserves, if any, off the coast of Guinea.  We refer to the rights granted to us by Guinea as a “Concession” and to the offshore area subject to our Concession as the “Contract Area.”  As discussed below, the 2006 PSC requires 64% of our Contract Area to be surrendered to Guinea according to an exploration timetable and a Guinea action timetable.  We are conducting our current work in Guinea under the 2006 PSC.  The 2006 PSC was filed as an exhibit to our Form 8-K filed on September 28, 2006.

Under the 2006 PSC, we are required to surrender 64% (approximately 51,200 square kilometers) of the Contract Area upon the passage of a “Project of Law” in the National Assembly of Guinea, a Presidential Decree, and a Supreme Court ruling.  Except as described below under the terms of the 2009 MOU, we have the right to select the area ultimately surrendered.

2009 Memorandum of Understanding

On September 11, 2009, we entered into the 2009 MOU with Guinea in which we agreed with the government to resolve certain issues related to the 2006 PSC.

Pursuant to the terms of the 2009 MOU and in addition to our other obligations under the 2006 PSC, we agreed to commence drilling of at least one exploratory well within the Contract Area no later than December 31, 2011.  The 2009 MOU requires us to surrender 64% of the Contract Area (approximately 51,200 square kilometers) no later than December 31, 2009.  If we do not submit a relinquishment offer pursuant to the 2009 MOU by December 31, 2009, Guinea may select the 64% of the Contract Area that is to be surrendered.  The 2009 MOU clarifies our right to participate in any new concessions within this surrendered area on a right of first refusal basis, on equal terms and conditions with bidding parties.  The 2009 MOU requires negotiation between the parties concerning the terms and conditions of the provisions in the 2006 PSC to make such terms more consistent with usually applicable international standards and practices by March 11, 2010, subject to force majeure and arbitration, without any modification of our existing rights to the non-surrendered portion of the Contract Area of approximately 28,800 square kilometers. If the parties’ negotiations have not come to a satisfactory conclusion by March 10, 2010, the 2009 MOU will be cancelled pursuant to its terms.

Under the 2009 MOU, we are required to submit a timeline of work programs and operations to Guinea no later than December 31, 2009, subject to a thirty day extension, with any further delay resulting in the cancellation of the 2009 MOU.  If the terms and conditions of the 2009 MOU are not satisfied by March 31, 2010, and in the absence of an agreement between the parties, our retained portion of the Contract Area could be required to be relinquished to Guinea.  However, in order to reach agreement, either party has the right to recourse to international arbitration, in which event both parties shall wait for the arbitration decision to be rendered.

Terms of the 2006 PSC

The following describes the material terms of the 2006 PSC, which have been modified in part and are subject to the terms of the 2009 MOU, which is discussed above.

Under the terms of the 2006 PSC, we have certain contract rights to explore, develop, and produce hydrocarbons from a area comprising approximately 80,000 square kilometers of Guinea's offshore territory.  The time frame to achieve our exploration work according to the 2006 PSC begins on the effective date of September 22, 2006.  We are required by the 2006 PSC to meet certain milestones on the following timeline:

•
The first exploration period of four years is comprised of an initial two-year period, followed by two additional one-year extensions.  By the terms of the 2006 PSC, the one-year extensions of the first exploration period are granted automatically when we give timely notice to Guinea of a request for extension.  We have provided timely notices of request for extension and, accordingly, the first exploration period has been extended to September 22, 2010.  During the first exploration period we are required to acquire, evaluate, and analyze 2D or 3D seismic and expend at least $10 million. Fulfilling the seismic work obligation also serves to satisfy any minimum expenditure obligation in the first exploration period.

•
The second exploration period commences automatically after the end of the first exploration period.  The second exploration period of eight years is comprised of an initial four-year period, followed by one four-year extension.  By the terms of the 2006 PSC, the four-year extension of the second exploration period is automatically granted when we give timely notice to Guinea of a request for extension.  One additional two-year extension of the second exploration period is available for purposes of appraisal of a commercial discovery in the event the remaining time in the second exploration period is insufficient for the completion of the appraisal.  During the second exploration period we are required to acquire, evaluate and analyze additional 2D or 3D seismic data with an estimated cost of  at least $6 million, and to drill two exploration wells with a minimum estimated cost of $15 million to $20 million for each well.  Fulfilling the work obligation in all cases exempts us from fulfilling any minimum expenditure obligation. We have the right to perform the second exploration period work, such as drilling, during the first exploration period.  Such work, even though completed during the first exploration period, will accrue to the requirements in the second exploration period.

•
With each discovery of commercial production within the Contract Area, we secure corresponding “Exploitation Areas,” in configurations and locations determined by us.  Each Exploitation Area, defined as a contiguous block surrounding a discovery, is 500 square kilometers in size. Each Exploitation Area is to be held for an initial period of twenty-five years.  The total exploration period for an Exploitation Area is forty-five years, comprised of an initial twenty-five year period, followed by two ten-year extensions based upon continued demonstrable commercial production.  Within each established Exploitation Area, each additional commercial discovery will have its own exploration period of up to forty-five years, as described above.

Under the terms of the 2006 PSC, we will pay Guinea a ten percent royalty on oil and gas produced and sold within the Contract Area.  We are entitled to take up to seventy-five percent of production from the Contract Area, depending upon an incremental scale of daily production, for purposes of recovering the royalty and costs of operations.  After recovery of royalty and costs of operations, production will be  split as set forth in the table below:

Daily production (bbl)(1)	Guinea Share	HDY Share
From 0 to 2,000	25%	75%
From 2,001 to 5,000	30%	70%
From 5,001 to 100,000	40%	60%
Over 100,001	60%	40%

______________________________
(1) After 75% cost recovery.

The entire offshore Guinea region that comprises our Contract Area is represented on the below map and consists of an area of approximately 80,000 square kilometers.  Although under the 2006 PSC we have rights for oil and gas exploration and production throughout the entire Contract Area, we are required under the terms of the 2006 PSC, as modified by the 2009 MOU (described above), to submit a relinquishment offer to surrender 64% of the Contract Area to Guinea by December 31, 2009.  This December 31, 2009 surrender pursuant to the 2009 MOU represents an acceleration of the original surrender obligation set forth in the 2006 PSC.  At this time, we have not conducted any oil and gas drilling offshore Guinea and therefore have no oil and gas production offshore Guinea.

Exploration Strategies and Work to Date

Our business plan incorporates a multi-channel approach to exploring and developing our extensive Contract Area.  We will continue independently to perfect drilling targets and ultimately to implement a drilling program on one or more of our targets.  Simultaneously, we intend to seek exploration partners to work with us on all or parts of our Concession.  In the short-term we are seeking an industry partner to complete the 2-D and 3-D seismic work in the Contract Area.  In the future, we intend to enter into a joint venture or other relationship with a strategic industry partner to fully execute our business plan including conducting exploratory drilling and production in the Contract Area We expect that entering into these partnering relationships would entail transferring a portion of our interest in the Concession to such partner.

From the inception of our involvement in Guinea beginning in 2002, we, in conjunction with certain key vendors, have accomplished critical exploration work including:

•	a 1,000 kilometer 2-D seismic data shoot, the processing of the seismic data acquired, and the evaluation of that data and data that had been acquired in the past;
•	a 4,000 kilometer 2D seismic data shoot, the processing of the seismic data acquired, and the evaluation of that data and data that had been acquired in the past;
•	acquisition and geochemical analysis of core samples from the Contract Area and a satellite seeps study;
•	third party interpretation and analysis of our seismic data, performed by Petroleum GeoServices (PGS);
•	reconnaissance within Guinea to evaluate drilling infrastructure, support services, and the operating environment; and
•	a 2,800 kilometer 2-D seismic data shoot, the processing of the seismic data acquired, and the evaluation of that data and data that had been acquired in the past.

On August 22, 2007, we announced our 2007 work program, which included the new acquisition and study of: aeromagnetic and gravity survey data; additional 2-D seismic survey data; and the acquisition and analysis of onshore oil seeps.  As of June 30, 2009 we have acquired approximately 8,000 kilometers of proprietary 2-D seismic data from previous exploration programs that occurred in 2002, 2003, and 2008.   This work period required us to acquire, process, and interpret new seismic in a scientific process to result in exploration well targets we are ready to drill.

In 2009, we sold our oil and gas operations located in the United States.  We currently account for this as a discontinued operation.

At this time we have no source of operating revenue and there is no assurance when we will, if ever.  We have limited cash and require substantial additional funds to fulfill our business plans.  In the future, we intend to enter into a joint venture or other relationship with a strategic industry partner to execute our business plans and objectives.

Our operating plan within the next 12 months includes the following:

•	completing the review and negotiation of the 2006 PSC with proper Guinean authorities and resolving any differing positions regarding the terms of the 2006 PSC with Guinea.

•	seeking to obtain financing for working capital and further 2-D and 3-D seismic work in the Contract Area;

•	seeking to enter into a joint venture or similar arrangement with an industry partner as a means of financing further seismic work in the Contract Area; and

•	seeking to obtain funds and entering into a joint venture or similar arrangement with an industry partner to drill offshore Guinea.

The 2009 MOU provides, among other things, that the 2006 PSC in its entirety will be renegotiated with a view to bringing the PSC into conformance with international standards.  There is no assurance that these negotiations will result in a mutually acceptable agreement.  If these negotiations do not come to a satisfactory conclusion (i.e., through negotiations between us and Guinea) by March 10, 2010, the MOU will be cancelled pursuant to its terms.

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

There are significant risks associated with operating in Guinea.  See Item 1A.  Risk Factors.

DESCRIPTION OF OIL AND GAS PROPERTIES

The Contract Area for the Concession is represented on the below map and, as indicated above, consists of an area deemed equal to approximately 31,000 square miles (80,000 square kilometers).

The points reflected on the below map are defined with WGS 84 (World Geodetic System 1984) datum.

Point	Latitude	Longitude
A	10:49:55:N	15:10:33:W
B	10:39:49:N	15:20:32:W
C	10.39:49:N	15.34:16:W
D	09.23:27:N	17:35:00:W
E	08.30:00:N	17.30:00:W
F	08.10:00:N	16:30:00:W
G	08.35:00:N	15:30:00:W
H	08.10:30:N	14:21:12:W
I	09:00:50:N	13:23:54:W

The coastal boundary is the direct line between Point A and Point I (as reflected below).

An alternative map below shows Guinea and its offshore region in relation to its neighbors in West Africa.

Sale of Oil and Gas Properties

In April 2009, we entered into a transaction to sell our oil and gas operations located in the United States, which consisted of working interests in several oil and gas properties in Northeast Louisiana.  Due to the structure of the agreement, the transaction was accounted for as three separate sales.  The first two sales were completed in May 2009, and included the sale of all of our working interests associated with proved reserves.  The third sale was completed in August 2009.  As a result of the sale of our oil and gas operations in the United States, at June 30, 2009, we did not have, nor do we currently have, any proved reserves or producing properties.

Reserves Reported To Other Agencies.

We have not reported any estimates of total, proved net oil or gas reserves to any federal authority or agency since July 1, 2008.

Production.

The following table shows our annual sales volume, average sales prices per barrel of oil, and average production costs per barrel of oil for our last three fiscal years.  Production costs are costs incurred to operate and maintain our wells and related equipment.  Production costs include cost of labor, well service and repair, location maintenance, power and fuel, property taxes, and severance taxes.  Certain amounts from prior years have been reclassified to conform to the current presentation.

As a result of the sale of our oil and gas operations located in the United States disclosed above, we currently have no producing properties.
	2009	2008	2007
United States
Barrels of oil sold
Gross	46,369	43,457	20,740
Net	28,591	28,197	14,726
Sales price per barrel	$83.84	$101.72	$61.66

Production cost per barrel	$46.57	$92.35	$44.75

Republic of Guinea

Barrels of oil sold
Gross	-	-	-
Net	-	-	-
Sales price per barrel	N/A	N/A	N/A
Production cost per barrel	N/A	N/A	N/A

Present Activities.

As of September 29, 2009, we have no oil or gas wells in process of drilling (including wells temporarily suspended), waterfloods in the process of installation, pressure maintenance operations, or any other related operations of material importance within any of the geographic regions described above.

Delivery Commitments.

We currently have no existing contracts or agreements obligated us to provide a fixed or determinable quantity of oil or gas in the future

 Employees and Independent Contractors.

As of September 29, 2009, we have 9 full time employees based in the United States and approximately 15 independent contractors in Guinea. Additionally, we use independent contractors in the United States to minimize fixed overhead. No employees are represented by a union.

Competition.

Many companies and individuals engage in drilling for gas and oil and there is competition for the most desirable prospects. We expect to encounter intense competition from other companies and other entities in the sale of our oil and gas. We could be competing with numerous gas and oil companies which may have financial resources significantly greater than ours.

Productive Wells and Acreage; Undeveloped Acreage

We currently do not have any productive oil or gas wells, and do not have any developed acres (i.e., acres spaced or assignable to productive wells).  The following table sets forth undeveloped acreage that we held as of June 30, 2009:

	Undeveloped Acreage (1)
	Gross Acres	Net Acres

Foreign
Offshore Guinea	20,251,000	20,251,000

Total	20,251,239	20,251,215

(1) A gross acre is an acre in which a working interest is owned. A net acre is deemed to exist when the sum of fractional ownership working interests in gross acres equals one. The number of net acres is the sum of the fractional working interests owned in gross acres expressed as whole numbers and fractions thereof. Undeveloped acreage is considered to be those leased acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of crude oil and natural gas regardless of whether or not such acreage contains proved reserves.

Drilling Activity

The following table sets forth, for each of the years ended June 30, 2009, 2008, and 2007, the number of net exploratory and development wells we drilled.  An exploratory well is a well drilled to find and produce crude oil or natural gas in an unproved area, to find a new reservoir in a field previously found to be productive of crude oil or natural gas in another reservoir, or to extend a known reservoir.  A development well, for purposes of the following table, is a well drilled within the proved area of a crude oil or natural gas reservoir to the depth of a stratigraphic horizon known to be productive.  The number of wells drilled refers to the number of wells completed at any time during the relevant fiscal year, regardless of when drilling was initiated.  Completion refers to the installation of permanent equipment for the production of crude oil or natural gas, or in the case of a dry hole, to the reporting of abandonment to the appropriate agency.

	Net Exploratory Wells				Net Development Wells
	Productive (1)		Dry (2)		Productive (1)		Dry (2)
	US	Int'l	US	Int'l	US	Int'l	US	Int'l
June 30, 2009	0	0	0	0	0	0	0	0
June 30, 2008	0	0	2	0	1	0	0	0
June 30, 2007	0	0	0	0	0	0	0	0

(1)	A productive well is an exploratory or development well that is not a dry hole.

(2)	A dry hole is an exploratory or development well determined to be incapable of producing either crude oil or natural gas in sufficient quantities to justify completion as an oil or gas well.

Geographical Information.

The following table sets out certain geographical information about our operations in Guinea:

	2009	2008

Revenues	N/A	N/A
Long-lived assets related to Guinea	$7,764,000	$7,617,000

Long-lived assets include our investment in the Concession offshore Guinea.  The seismic data we have collected and our geological and geophysical work product are maintained in our offices in the United States.

Cost of Compliance with Environmental Laws.

At the present time, environmental laws do not materially hinder nor adversely affect our business. Capital expenditures relating to environmental control facilities have not been prohibitive to our operations.  We are in compliance with all applicable environmental laws.

 Available Information

We are currently subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  We file periodic reports, proxy materials and other information with the Commission.  In addition, we will furnish stockholders with annual reports containing audited financial statements certified by our independent registered public accounting firm and interim reports containing unaudited financial information as may be necessary or desirable.  We will provide without charge to each person who receives a copy of this report, upon written or oral request, a copy of any information that is incorporated by reference in this report (not including exhibits to the information that is incorporated by reference unless the exhibits are themselves specifically incorporated by reference).  Such request should be directed to: Jason Davis, Hyperdynamics Corporation, One Sugar Creek Center Blvd., #125, Sugar Land, Texas 77478, voice: (713) 353-9400, fax: (713) 353-9421. Our website Internet address is www.hyperdynamics.com.

We provide free of charge on our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable.

Members of the public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, and Washington, DC 20549.  Members of the public may obtain information on the operation of the Public Reference Room by calling the SEC at 1–800–SEC–0330.  The Internet address of the Commission is www.sec.gov.  That website contains reports, proxy and information statements and other information regarding issuers, like Hyperdynamics, that file electronically with the Commission.  Visitors to the Commission’s website may access such information by searching the EDGAR database.

 Item 1A.  Risk Factors

You should carefully consider the following risk factors in evaluating our company. The risks and uncertainties described below are not the only ones we face. There may be additional risks and uncertainties that are not known to us or that we do not consider to be material at this time. If the events described in these risks occur, our business, financial condition and results of operations would likely suffer. This annual report contains forward-looking statements that involve risks and uncertainties. Our actual results may differ significantly from the results discussed in the forward-looking statements. This section discusses the risk factors that might cause those differences.

WE WILL REQUIRE SUBSTANTIAL ADDITIONAL FUNDING IN THE NEAR TERM WHICH MAY NOT BE AVAILABLE TO US ON ACCEPTABLE TERMS OR AT ALL;IF WE CANNOT OBTAIN ADDITIONAL FINANCING, WE MAY HAVE TO CURTAIL OPERATIONS AND MAY ULTIMATELY CEASE TO EXIST.

Our financial statements reflect recurring, ongoing and substantial yearly net losses, and negative cash flows from operations. We need additional funding or alternative sources of capital to meet our working capital needs. We have previously raised capital by selling common stock and warrants, issuing convertible debentures and using a previously available equity line of credit which expired in February 2009. Our management does not believe that existing cash resources will be sufficient to enable us to execute our business plan over the next twelve  months and that we will need to raise substantial additional capital in the near term in order to do so.  However, future financing may not be available in amounts or on terms acceptable to us, if at all. If we cannot raise funds on acceptable terms, we will not be able to execute our business plan and may be forced to curtail operations or may ultimately cease to exist.

WE MAY NOT BE ABLE TO MEET OUR SUBSTANTIAL CAPITAL REQUIREMENTS TO CONDUCT OUR OPERATIONS AND ACHIEVE OUR BUSINESS PLAN AND; WE ANTICIPATE FUTURE LOSSES AND NEGATIVE CASH FLOW

Our business is capital intensive.  We must invest a significant amount in development and exploration activities.  We are currently making and intend to continue to make substantial capital expenditures to find, develop and produce natural gas and oil reserves.  We currently have no operating revenue.  If we do not obtain capital resources, we may not be able to meet the obligations under the 2006 PSC and the 2009 MOU – thus surrendering the Concession. The Concession is our single most important asset and its loss would result in a substantial decrease in our ability to eventually become a profit-generating company.  Even if we acquire sufficient financing to meet the obligations under the 2006 PSC and the 2009 MOU, we may not be able to raise or expend the capital necessary to undertake or complete future drilling programs or acquisition opportunities unless we raise additional funds through debt or equity financings, which may not be available on acceptable terms to us or at all.  We may not be able to obtain debt or equity financing or enter into a strategic relationship with an industry partner to meet our capital requirements on acceptable terms, if at all.  Moreover, our future cash flow from operations may not be sufficient for continued exploration, development or acquisition activities, and we may not be able to obtain the necessary funds from other sources.

With the completion of the sale of our domestic oil and gas properties in August 2009, we are strictly in the exploration phase and have no proven petroleum reserves.  We expect to continue to incur significant expenses over the next several years with our operations, including further seismic studies and exploratory drilling.  Based on the exploration results to date, we anticipate that the cost per commercial well, if further results justify attempts at commercial drilling, would range from US$15 million each (shallow water gas prospects) to more than US$50 million each (deepwater oil prospects).

WE MAY NOT BE ABLE TO RAISE THE REQUIRED CAPITAL TO CONDUCT OUR OPERATIONS AND ACHIEVE OUR BUSINESS PLAN.

We require additional capital resources to conduct our operations and achieve our business plan. In order to grow and expand our business and achieve our business plan we will need to raise sufficient additional funds.  If we cannot obtain sufficient additional funding, we may be required to reduce the scope and size of our operations, may be forced to curtail operations or may ultimately cease to exist.

THE 2006 PSC IS SUBJECT TO RENEGOTIATION PURSUANT TO THE TERMS OF THE 2009 MOU AND PROSPECTIVE CHANGES IN GUINEA’S LAWS AND REGULATIONS, EACH OF WHICH MAY HAVE AN ADVERSE IMPACT UPON OUR OPERATIONS AND PROFITABILITY

The 2009 MOU provides, among other things, that the 2006 PSC in its entirety will be renegotiated with a view to bringing the PSC into conformance with international standards.  There is no assurance that these negotiations will result in a mutually acceptable agreement.  If these negotiations do not come to a satisfactory conclusion (i.e., through negotiations between us and Guinea) by March 10, 2010, the 2009 MOU will be cancelled pursuant to its terms.  If the terms and conditions of the 2009 MOU are not met by March 31, 2010, the non-relinquished portion of the Contract Area could be required to be relinquished under the 2009 MOU.  However, in order to reach agreement, either party has the right to recourse to international arbitration, in which event both parties shall wait for the arbitration decision to be rendered.  The 2006 PSC is subject to Guinea laws and regulations that were in force at the time of its signing.  Consequently, if Guinea passes new laws and regulations which act to modify the provisions of the 2006 PSC in a manner which results in a material change concerning our operations and economic position, we will be required to enter into negotiations with Guinea regarding the material change with a view toward restoring the original, respective economic positions of the parties before the change in laws or regulations occurred.  In the event we are not able to negotiate an acceptable modification of the 2006 PSC terms in light of new laws and regulations, we will be required to submit the matter to international arbitration.  There is no assurance that any arbitration would be successful.  The results of such negotiations or arbitration could be unfavorable to us and, as a result, could have a material adverse effect on our business plan, financial position, results of operations and future cash flows.

NEGOTIATIONS OR ARBITRATION IN CONNECTION WITH THE 2006 PSC AND 2009 MOU COULD HAVE AN UNFAVORABLE OUTCOME.

The 2009 MOU contains a provision whereby the 2006 PSC in its entirety will be negotiated with a view to bringing it into conformance with international standards.  If this review has not come to a satisfactory conclusion (i.e., through negotiations between us and Guinea) by March 10, 2010, the 2009 MOU will be cancelled pursuant to its terms.  If we do not submit a relinquishment offer pursuant to the 2009 MOU by December 31, 2009, Guinea may select the 64% of the Contract Area that is to be surrendered.  With respect to the remaining 36%, if the terms and conditions are not satisfied by March 10, 2010, absent an agreement to the contrary, the 36% could be required to be relinquished to Guinea, subject to each party’s right to recourse to international arbitration.  The results of such negotiations or arbitration could be unfavorable to us and, as a result, could have a material adverse effect on our business plan, financial position, results of operations and future cash flows.

OUR CONCESSION OR OBLIGATIONS UNDER THE 2006 PSC OR THE 2009 MOU COULD BE ADVERSELY AFFECTED BY GUINEA’S POLITICAL UNCERTAINTIES.

Guinea has faced and continues to face political, economic and social uncertainties which are beyond our control.  Maintaining a good working relationship with the Guinean government is important because the Concession is granted under the terms of the 2006 PSC and the 2009 MOU with the Guinean government.  A presidential election in Guinea is scheduled for January 31, 2010.  While we intend to maintain a positive working relationship with the Guinean government, we cannot predict the impact that the 2010 election will have on our relationship.  A change in leadership at that time could result in political instability or substantial changes in government policies which could have a material adverse effect on our business plan, financial position, results of operations and future cash flows..

GEOPOLITICAL INSTABILITY WHERE WE OPERATE SUBJECTS US TO POLITICAL, ECONOMIC AND OTHER UNCERTAINTIES.

We conduct business in Guinea, which is in a region of the world where there have been recent civil wars, revolutionary wars, coup d’états and internecine conflicts. External or internal political forces could potentially create a political or military climate that might cause a change in political leadership,  the outbreak of hostilities, or civil unrest. Such uncertainties could result in our having to cease our Guinea operations and result in the loss or delay of our rights under the 2006 PSC and the 2009 MOU.

Further, we face political and economic risks and other uncertainties with respect to ouroperations, which may include, among other things:

•	loss of revenue, property and equipment as a result of hazards such as expropriation, war, acts of terrorism, insurrection and other political risks;

•	increases in taxes and governmental royalties;

•	unilateral renegotiation of contracts by governmental entities;

•	difficulties enforcing our rights against a governmental agency because of the doctrine of sovereign immunity and foreign sovereignty over international operations;

•	changes in laws and policies governing operations of foreign-based companies; and

•	currency restrictions and exchange rate fluctuations.

Our operations in Guinea may also be adversely affected by laws and policies of the United States affecting foreign trade and taxation.  Realization of any of these factors could materially and adversely affect our business plan, financial position, results of operations and future cash flows.

WE OPERATE IN GUINEA, A COUNTRY WHERE CORRUPT BEHAVIOR EXISTS THAT COULD IMPAIR OUR ABILITY TO DO BUSINESS IN THE FUTURE OR RESULT IN SIGNIFICANT FINES OR PENALTIES.

We operate in Guinea, a country where governmental corruption has been known to exist. There is a risk of violating either the U.S. Foreign Corrupt Practices Act  or laws or legislation promulgated pursuant to the 1997 OECD Convention on Combating Bribery of Foreign Public Officials in International Business Transactions or other applicable anti-corruption regulations that generally prohibit the making of improper payments to foreign officials for the purpose of obtaining or keeping business. Some of the identified internal control deficiencies contributing to our material weaknesses in financial reporting relate to our operations in Guinea. These material weaknesses make it more likely that a violation could have occurred. Violation of these laws could result in monetary penalties against us or our subsidiaries and could damage our reputation and, therefore, our ability to do business.  In addition, the future success of our Guinea operations may be adversely affected by risks associated with international activities, including economic and labor conditions, political instability, risk of war, expropriation, terrorism, renegotiation or modification of existing contracts, tax laws and changes in exchange rates.

OUR PAST LOSSES RAISE DOUBT ABOUT OUR ABILITY TO OPERATE PROFITABLY OR CONTINUE AS A GOING CONCERN.

The accompanying audited Consolidated Financial Statements have been prepared assuming we will continue as a going concern.  We have incurred losses since inception, resulting in cumulative losses of $67,615,000 through June 30, 2009. We have historically been able to raise capital from debt or equity sources to finance our activities but there is no assurance we will be able to do so in the future or on acceptable terms, if at all. The world economic crisis, the depressed price for oil, and the depressed price of our stock have weakened our ability to continue to raise new capital in this manner. These combined conditions raise substantial doubt about our ability to continue as a going concern, as discussed in Note # 2 to the audited Consolidated Financial Statements.   The audited Consolidated Financial Statements do not include any adjustments that might result from the outcome of this uncertainty.

OUR EXPECTED FUTURE LOSSES RAISE DOUBTS ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN UNLESS WE CAN RAISE CAPITAL.

Future events may make it difficult for us to raise capital.  To raise capital, we may sell equity or debt securities or obtain financing through a bank or other entity. There is no limit as to the amount of debt we may incur. Such financing may not be available to us or may not be available on terms acceptable to us. If we raise funds raised through the issuance of equity, there may be a significant dilution in the value of our currently outstanding common stock. Our growth is dependent on our raising capital through the sale of equity or debt or our ability to attract a joint venture or financial partner for the Concession. There is no assurance that we will be able to raise any equity or debt financing or that we will be able to attract a joint venture or financial partner to invest in our Guinea concession.  We expect that entering into these partnering relationships would entail transferring a portion of our interest in the Concession to such partner.

WE DO NOT HAVE RESERVE REPORTS FOR THE CONCESSION AND OUR EXPECTATIONS AS TO OIL AND GAS RESERVES ARE UNCERTAIN AND MAY VARY SUBSTANTIALLY FROM ACTUAL PRODUCTION.

We do not have any reserve reports or geology or petroleum engineering reports for the Concession. A reserve report is the estimated quantities of oil and gas based on reports prepared by third parties reserve engineers.  Reserve reporting is a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact manner.  Because we do not have any reserve reports for the Concession our expectations as to oil and gas reserves are uncertain and may vary substantially from actual production.

WE HAVE A HISTORY OF LOSSES AND THERE IS NO ASSURANCE THAT WE WILL EVER ACHIEVE OR SUSTAIN PROFITABILIY.

We have experienced substantial operating losses. We expect to incur significant operating losses until we commence sales from the Concession. We will also need to raise sufficient funds to finance our exploration and exploitation activities. We may be unable to achieve or sustain profitability.

WE HAVE NO ABILITY TO CONTROL THE PRICES THAT WE MAY RECEIVE FOR OIL AND GAS.  OIL AND GAS PRICES ARE VOLATILE AND A SUBTANTIAL OR EXTENDED DECLINE IN PRICES COULD ADVERSLY AFFECT OUR FINANCIAL CONDITION, LIQUIDITY, ABILITY TO OBTAIN FINANCING AND FUTURE OPERATING RESULTS.

We have no source of revenue at this time. Our financial condition is based solely on our ability to sell equity or debt securities to investors or enter into a joint venture or similar strategic relationship with an industry partner, sell interests related to the Concession or borrow funds.  We expect that entering into these partnering relationships would entail transferring a portion of our interest in the Concession to such partner.  Such investors would consider the price of oil in making an investment decision.  Declines in oil and gas prices may adversely affect our financial condition, liquidity, ability to obtain financing and operating results. Low oil and gas prices also may reduce the amount of oil and gas that we could produce economically. Low oil and gas prices in the future could have a negative effect on our future financial results. Historically, oil and gas prices and markets have been volatile, with prices fluctuating widely, and they are likely to continue to be volatile. Prices for oil and gas are subject to wide fluctuations in response to relatively minor changes in supply and demand, market uncertainty and a variety of additional factors that are beyond our control. These factors include:

•	the level of domestic and foreign supplies of oil;

•	the level of consumer product demand;

•	weather conditions;

•	political conditions in oil producing regions throughout the world;

•	the ability of the members of the Organization of Petroleum Exporting Countries to agree to and maintain oil

•	price and production controls;

•	the price of foreign oil imports;

•	actions of governments;

•	domestic and foreign governmental regulations;

•	the price, availability and acceptance of alternative fuels;

•	overall economic conditions; and

•	value of the U.S. dollar.

These factors and the volatile nature of the energy markets make it impossible to predict oil and gas prices. Our inability to respond appropriately to changes in these factors could have a material adverse effect on our business plan, financial position, results of operations and future cash flows.

INVESTMENT IN THE OIL AND GAS BUSINESS IS RISKY AND THERE IS NO ASSURANCE WE WILL BE SUCCESSFUL IN DISCOVERING OIL AND GAS.

Oil and gas exploration and development are inherently speculative activities. There is no certain method to determine whether or not a given lease or concession will produce oil or gas or yield oil or gas in sufficient quantities and quality to result in commercial production. The development of a lease or concession may result in dry holes or in the discovery of oil or gas that is not commercially feasible to produce. There is no guarantee that we may find oil or gas in commercial quantities.  There is no guarantee that a producing asset will continue to produce. Because of the high degree of risk involved, there can be no assurance that we will recover any portion of our investment or that our investment in leases will be profitable.

Drilling activities are subject to numerous risks, including the significant risk that we do not reach our target reservoir or that no commercially productive reserve is encountered.  The cost of drilling, completing and operating wells and of installing production facilities and pipelines is often uncertain.  Drilling costs could be significantly higher if we encounter difficulty in drilling offshore.

The quantities of oil and gas that we may produce and deliver may be affected by factors beyond our control, such as the inability of the wells to deliver at the necessary quality and pressure, premature exhaustion of reserves, changes in governmental regulations affecting allowable production and priority allocations, weather, natural events, and price limitations imposed by governmental agencies.  If any of the foregoing risks occurred, our future revenue potential could be substantially reduced.

THERE ARE DRILLING AND OPERATIONAL HAZARDS ASSOCIATED WITH THE OIL AND GAS INDUSTRY WHICH COULD RESULT IN SUBSTANTIAL LOSSES.

The oil and gas industry involves a variety of operating risks, including:

•	blowouts, cratering and explosions;

•	mechanical and equipment problems;

•	uncontrolled flows of oil and gas or well fluids;

•	fires;

•	marine hazards with respect to offshore operations;

•	formations with abnormal pressures;

•	pollution and other environmental risks; and

•	natural disasters.

Offshore operations are subject to a variety of operating risks peculiar to the marine environment, such as capsizing and collisions.  Also, offshore operations are subject to damage or loss from adverse weather conditions.

Any of these events could result in loss of human life, significant damage to property, environmental pollution, impairment of our operations and substantial losses. Locating pipelines near populated areas, including residential areas, commercial business centers and industrial sites, could increase these risks. The occurrence of any of these events could have a material adverse effect on our business plan, financial position, results of operations and future cash flows.

WE ARE SUBJECT TO GOVERNMENTAL REGULATIONS OF WHICH THE COST OF COMPLIANCE MAY HAVE AN ADVERSE EFFECT ON OUR FINANCIAL CONDITION, RESULTS OF OPERATIONS AND FUTURE CASH FLOW.

Oil and gas operations in Guinea and the U.S. are subject to extensive government regulation and to interruption or termination by governmental authorities on account of ecological and other considerations.  It is impossible to predict future government proposals that might be enacted into law and the effect they might have on us.  Restrictions on oil and gas activities, such as production restrictions, price controls, tax increases and pollution and environmental controls may have material adverse effect on our financial condition, results of operations and future cash flows.

THE OIL AND GAS INDUSTRY IS SUBJECT TO HAZARDS RELATED TO POLLUTION AND ENVIRONMENTAL ISSUES WHICH MAY CREATE SUBSTANTIAL LIABILITIES TO THIRD PARTIES.

Hazards in the drilling and/or the operation of gas and oil properties, such as accidental leakage or spillage, are sometimes encountered. Such hazards may cause substantial liabilities to third parties or governmental entities, the payment of which could adversely affect our liquidity or result in the loss of our leases. We may be subject to liability for pollution and other damages due to environmental events.  Environmental regulatory matters also could increase substantially the cost of doing business, may cause delays in producing oil and gas or require the modification of operations in certain areas.

Our operations are subject to numerous stringent and complex laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of remedial requirements, and the imposition of injunctions to force future compliance.

Government regulations may require permits for drilling operations, drilling bonds and reports concerning operations. In addition, there may be are statutes, rules and regulations governing conservation matters, including the unitization or pooling of oil and gas properties, establishment of maximum rates of production from oil and gas wells and the spacing, plugging and abandonment of such wells. Such statutes and regulations may limit the rate at which oil and gas could otherwise be produced from our properties and may restrict the number of wells that may be drilled on a particular lease or in a particular field.

DECOMMISSIONING COSTS ARE UNKNOWN AND MY BE SUBSTANTIAL; UNPLANNED COSTS COULD DIVERT RESOURCES FROM OTHER PROJECTS

We may become responsible for costs associated with abandoning and reclaiming wells, facilities and pipelines which we use for production of oil and gas reserves. Abandonment and reclamation of these facilities and the costs associated therewith is often referred to as “decommissioning.” We have not yet determined whether we will establish a cash reserve account for these potential costs in respect of any of our current properties or facilities, or if we will satisfy such costs of decommissioning from the proceeds of production in accordance with the practice generally employed in onshore and offshore oilfield operations. If decommissioning is required before economic depletion of our properties or if our estimates of the costs of decommissioning exceed the value of the reserves remaining at any particular time to cover such decommissioning costs, we may have to draw on funds from other sources to satisfy such costs. The use of other funds to satisfy such decommissioning costs could impair our ability to focus capital investment in other areas of our business.

THE SUCCESS OF OUR BUSINESS DEPENDS ON OUR ABILITY TO FIND, DEVELOP AND ACQUIRE OIL AND GAS RESERVES

We expect to find certain reserves of gas and oil that can be profitably exploited. There is, however, no guarantee that we will find reserves that will economically produce. Future drilling activities could subject us to many risks, including the risk that we will not find commercially productive reservoirs. Drilling for oil and natural gas can be unprofitable, not only from dry wells, but from productive wells that do not produce sufficient revenues to return a profit. Also, title problems, weather conditions, governmental requirements and shortages or delays in the delivery of equipment and services can delay our drilling operations or result in their cancellation. The cost of drilling, completing and operating wells is often uncertain, and new wells may not be productive. As a result, we may not recover all or any portion of our investment. Moreover, if natural gas and oil prices decline, the amount of natural gas and oil we can economically produce may be reduced, which may result in a material decline in our revenues, if any.

WE MAY HAVE WRITE DOWNS OF OUR ASSETS DUE TO PRICE VOLATILITY.

Accounting rules require us to review the carrying value of our oil and gas properties on a quarterly basis for possible write down or impairment. Under these rules, capitalized costs of proved reserves may not exceed a ceiling calculated at the present value of estimated future net revenues from those proved reserves. Capital costs in excess of the ceiling must be permanently written down. A decline in oil and natural gas prices could cause a write down which would negatively affect our future income, if any.

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

EXPANSION OF OUR EXPLORATION PROGRAM WILL REQUIRE CAPITAL FROM OUTSIDE SOURCES.

We do not currently have the financial resources nor have we entered into a joint venture or similar strategic relationship with an industry partner to conduct further seismic testing or to drill offshore Guinea.  Absent raising additional capital or entering into a joint venture or similar arrangement, we will not be able to conduct further seismic testing or to conduct drilling operations offshore Guinea.  There is no assurance that capital will be available in the future to us or that capital will be available under terms acceptable to us. We will need to raise additional money, either through the sale of equity securities (which could dilute the existing stockholders' interest), through the entering of joint venture agreements (which, while limiting our risk, could reduce our ownership interest in the Concession), or from borrowings from third parties (which could result in our assets being pledged as collateral and which would increase our debt service requirements).

Additional capital could be obtained from a combination of funding sources, many of which could have a material adverse effect on our business, results of operations and financial condition. These potential funding sources, and the potential adverse effects attributable thereto, include:

•	additional offerings of equity securities, which would cause dilution of our common stock;

•	sales of interests in the Concession and exploration program, which would reduce future revenues from that program;

•	borrowings from financial institutions, which may subject us to certain restrictive covenants, including covenants restricting our ability to raise additional capital or pay dividends;

•
debt offerings, which would increase our leverage and add to our need for cash to service such debt (which could result in additional assets being pledged as collateral and which could increase our debt service requirements); and

•	sales of interests in other projects, which could reduce future revenues.

It is difficult to quantify the amount of financing we may need to fund our business plan.  The amount of funding we may need in the future depends on various factors such as:

•	our financial position;

•	the prevailing market price of natural gas and oil; and

•	the lead time required to bring any discoveries to production.

Our ability to raise additional capital will depend on the results of operations and the status of various capital and industry markets at the time such additional capital is sought. Capital may not become available to us from any particular source or at all. Even if additional capital becomes available, it may not be on terms acceptable to us. Failure to obtain additional financing on acceptable terms may have a material adverse effect on our business plan, financial position, results of operations and future cash flows

PENDING AND FUTURE CLAIMS AND LITIGATION MAY ADVERSELY AFFECT OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We are currently involved in various lawsuits, including a claim involving contractually prohibited short selling, a claim that Hyperdynamics and its Officers and Directors breached their fiduciary duties to shareholders and committed other tortuous acts, a claim that our actions or omissions caused the loss of the Royalty and Production Sharing Agreement, dated November 8, 2002 (the “2002 PSA”) and an environmental cleanup case, among other claims more thoroughly described in Item 3 below.  The outcome of litigation is difficult to assess or quantify, and we cannot predict how it will impact us, however the litigation described in Item 3 could subject us to substantial legal expenses.  If we do not prevail, we might not have sufficient funds to make payments on our debt or successfully execute our business strategy or have to declare bankruptcy or cease operations.

DRILLING NEW WELLS COULD RESULT IN NEW LIABILITIES, WHICH COULD ENDANGER OUR INTERESTS IN OUR PROPERTIES AND ASSETS

There are risks associated with the drilling of oil and natural gas wells which could significantly reduce our revenues or cause substantial losses, impairing our future operating results. We may become subject to liability for pollution, blow-outs or other hazards. We intend to obtain insurance with respect to these hazards, but such insurance has limitations on liability that may not be sufficient to cover the full extent of such liabilities. The payment of such liabilities could reduce the funds available to us or could, in an extreme case, result in a total loss of our properties and assets. Moreover, we may not be able to maintain adequate insurance in the future at rates that are considered reasonable. Oil and natural gas production operations are also subject to all the risks typically associated with such operations, including premature decline of reservoirs and the invasion of water into producing formations.

WE HAVE COMPETITION FROM OTHER COMPANIES THAT HAVE LARGER FINANCIAL AND OTHER RESOURCES THAT PUT US AT A COMPETITIVE DISADVANTAGE.

A large number of companies and individuals engage in drilling for gas and oil, and there is competition for the most desirable prospects. We will encounter intense competition from other companies and other entities in the sale of our oil and gas production. We could be competing with numerous oil and gas companies which may have financial resources significantly greater than ours. The quantities of gas and oil to be delivered by us may be affected by factors beyond our control, such as the inability of the wells to deliver at the necessary quality and pressure, premature exhaustion of reserves, changes in governmental regulations affecting allowable production and priority allocations, and price limitations imposed by Federal and state regulatory agencies, as well as foreign governments.

WE ARE HIGHLY DEPENDENT ON OUR MANAGEMENT TEAM AND CONSULTANTS AND ANY FAILURE TO RETAIN THE SERVICES OF SUCH PARTIES COULD ADVERSELY AFFECT OUR ABILITY TO EFFECTIVELY MANAGE OUR OPERATIONS OR SUCCESSFULLY EXECUTE OUR BUSINESS PLAN

The successful implementation of our business strategy is highly dependent on our management team and certain key geoscientists, geologists’, engineers and other professionals engaged by us.  The loss of key members of our management team or other highly qualified technical professionals could adversely effect our ability to effectively manage our overall operations or successfully execute current or future business strategies which may have a material adverse effect on our business, financial condition and operating results.

THE CURRENT RECESSION COULD HAVE A MATERIAL ADVERSE IMPACT ON OUR FINANCIAL POSITION, RESULTS OF OPERATIONS AND CASH FLOWS

The oil and gas industry is cyclical in nature and tends to reflect general economic conditions.  The US and other world economies are in a recession that may lead to significant fluctuations in demand and pricing for crude oil and natural gas production.  Our business plan will likely be significantly affected by decreased demand and lower commodity prices.  If commodity prices continue to decline, there could be impairment of operating assets.  Our future access to capital, as well as that of our contractors, could be limited due to tightening credit markets that could inhibit our business development.

WE DEPEND ON OIL AND GAS INDUSTRY VENDORS AND MAY NOT BE ABLE TO OBTAIN ADEQUATE SERVICES.

We are dependent on industry vendors for the success of our oil and gas exploration projects. We could be harmed if we fail to attract quality industry vendors to participate in our exploration and production activities.

NEW INVESTORS OR COMMERCIAL PARTNERS MAY REQUIRE PARTICIPATION INTERESTS WHICH COULD DECREASE FUTURE PROFITABILITY

The pace of exploration and the level of operations may be determined by the amount of funding available. If funding is limited, exploration may be continued under agreements that provide investors or commercial partners with a participation interest in a particular property held by us. Under this type of arrangement, an investor or commercial partner would invest in specific property and receive a negotiated interest in that specific property. This could reduce the potential profitability of the remaining interest in the property and reduce our ability to control and manage the property. We expect that entering into these partnering relationships would entail transferring a portion of our interest in the Concession to such partner.

DOLLAR VERSUS EURO DENOMINATION FOR OIL AND GAS TRANSACTIONS MAY IMPACT THE VALUE OF FUTURE OIL AND GAS TRANSACTIONS.

Our financial currency is the U.S. dollar.  Most international oil and gas transactions are currently denominated in U.S. dollars.  There could be a desire by some oil producing nations to denominate the price of oil transactions in Euros.  We do not hedge any market risk.  The Euro has recently increased in value relative to the dollar.  If we later engage in Euro denominated transactions we could face a foreign currency exchange risk of the Euro decreasing in value relative to the U.S. dollar.

THERE ARE MATERIAL WEAKNESSES IN OUR DISCLOSURE CONTROLS AND PROCEDURES AND OUR INTERNAL CONTROL OVER FINANCIAL REPORTING AND EXISTING DEFICIENCIES MAY NOT BE ADEQUATELY REMEDIATED.

A material weakness is a control deficiency, or a combination of control deficiencies, that results in there being more than a remote likelihood that a material misstatement in our financial statements will not be prevented or detected.  We have determined that as of June 30, 2009 our disclosure controls and procedures were not effective in ensuring that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed and reported within the time periods specified in the rules and forms of the SEC.

We have also determined as of June 30, 2009 that we have material weaknesses in our internal control over financial reporting and, as a result, our internal control over financial reporting is not effective.  Some of the weaknesses we identified in our internal control over financial reporting relate to our operations in Guinea, including deficiencies in the Company’s control environment, deficiencies in the staffing of our financial accounting department, and departure of members of financial management. See Item 9A(T) Controls and Procedures for further disclosure concerning our controls and procedures.  These deficiencies increase the likelihood of misstatements in our financial statements or violations of law.

Our internal control and procedures were developed through a process in which our management applied its judgment in assessing the costs and benefits of such internal controls and procedures, which, by their nature, can provide only reasonable assurance regarding the control objectives. The design of any system of internal controls and procedures is based in part upon various assumptions about the likelihood of future events.  The actions taken to date have not been effective in remediation of the material weaknesses.  We do not know when, or if ever, the material weaknesses will be corrected.  Any failure to remediate the deficiencies noted in connection with our audits or to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. Ineffective internal control over financial reporting could also cause investors to lose confidence in our reported financial information, which could result in a lower trading price of our stock.

WE HAVE AN ACCUMULATED DEFICIT AND EXPECT TO INCUR ADDITIONAL LOSSES.

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

NYSE AMEX HAS ISSUED US CORRESPONDENCE THAT INFORMS US OF NON-COMPLIANCE WITH THEIR LISTING STANDARDS.

As described below in Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities of this Annual Report on Form 10-K, the NYSE Amex has provided us correspondence that indicated we were not in compliance with the NYS Amex continued listing requirements base on the NYSE Amex’s review of our Form 10-Q for the quarter ended December 31, 2008.  We have submitted a plan to regain compliance with the listing standard, which NYSE Amex has accepted.  As a result of recent discussions between us and the NYSE Amex, we will provide the NYSE Amex with this Form 10-K following the filing of the Annual Report with the Commission and an updated compliance plan for the listing panel of the NYSE Amex to render a decision on the continued listing of the Company.  We do not know when the NYSE Amex listing panel will make a decision regarding our listing delinquencies and there is no assurance that we will not be delisted from NYSE Amex.

If we are delisted from the NYSE Amex, it is expected that our common stock would be quoted on the Over-the-Counter Bulletin Board.  Any such delisting from the NYSE Amex, could result in:

•	an increase in the bid-ask spread on the stock;

•	reduced daily stock trading volume;

•	reduction in the number of investors who are interested in trading our stock; and

•	being categorized as a penny stock company because the stock price is below $5.00 per share and the stock is traded on the over the counter market.

IN THE EVENT WE BECOME A PENNY STOCK COMPANY, FINRA SALES PRACTICE REQUIREMENTS LIMIT A STOCKHOLDERS' ABILITY TO BUY AND SELL OUR STOCK.

In the event we become subject to the penny stock rules, there are certain rules that have been adopted by the Financial Industry Regulatory Authority, Inc. (FINRA) to which our common stock will be subject.  FINRA rules require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer.  Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives, and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which has the effect of reducing the level of trading activity and liquidity of our common stock.  Further, many brokers charge higher transactional fees for penny stock transactions. As a result, fewer broker-dealers are willing to make a market in our common stock, reducing a stockholders' ability to resell shares of our common stock.

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

As of September 29, 2009, approximately 250,000 shares of our common stock were restricted shares, and we have outstanding warrants and options to purchase approximately 10,293,000 shares of common stock. If these options and warrants are exercised, the underlying shares will ultimately become subject to resale pursuant to Rule 144. We do not know when or if these options will be exercised. In the event that a substantial number of these restricted shares are offered for sale in the market by several holders, the market price of our common stock could be adversely affected.

OUR MANAGEMENT CONTROLS A SIGNIFICANT PERCENTAGE OF OUR CURRENT OUTSTANDING COMMON STOCK; THEIR INTERESTS MAY CONFLICT WITH THOSE OF OUR SHAREHOLDERS.

Our Directors and Executive Officers and their affiliates collectively and beneficially own or control approximately 37% of our voting power (including stock, warrants and, options). This concentration of voting control gives our Directors and Executive Officers and their respective affiliates substantial influence over any matters which require a shareholder vote, including, without limitation, the election of Directors, even if their interests may conflict with those of other shareholders. It could also have the effect of delaying or preventing a change in control of or otherwise discouraging a potential acquirer from attempting to obtain control of us. This could have a material adverse effect on the market price of our common stock or prevent our shareholders from realizing a premium over the then prevailing market prices for their shares of common stock.

OUR STOCK PRICE IS HIGHLY VOLATILE AND YOU MAY LOSE SOME OR ALL OF YOUR INVESTMENT.

Trading prices of our common stock may fluctuate in response to a number of events and factors, such as:

•	general economic conditions;

•	availability of credit;

•	changes in interest rates;

•	conditions or trends in the oil and gas business;

•	fluctuations in the stock market in general and market prices for oil and gas companies in particular;

•	quarterly variations in our operating results;

•	new products, services, innovations, and strategic developments by our competitors or us, or business

•	combinations and investments by our competitors or us;

•	changes in environmental regulation;

•	changes in our capital structure, including issuance of additional debt or equity to the public;

•	additions or departures of our key personnel;

•	corporate restructurings, including layoffs or closures of facilities;

•	stock market analyst reports, news and speculation;

•	political turmoil in Guinea;

•	natural disasters such as hurricane, flooding, earthquake, acts of God.

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

We have never paid, and do not intend to pay, any cash dividends on our common Stock for the foreseeable future. A purchaser of our common stock, in all likelihood, will only realize a profit on their investment if the market price of our common stock increases in value.

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

 Item 1B.  Unresolved Staff Comments

None.

 Item 2. Properties

Information on Oil and Gas Properties is included in Item 1. Business above in this Annual Report on Form 10-K.  Our executive and administrative offices are located at One Sugar Creek Center Blvd., Suite 125, Sugar Land, Texas 77478 where we lease 6,752 square feet of space. The lease term was amended to 87 months commencing on August 1, 2006. We had a 3 month free rent period at the commencement of the lease.  The monthly rent is approximately $12,000 per month.

 Item 3. Legal Proceedings

Dixon Financial Services.

In 2001, we were named as a defendant in a lawsuit styled Dixon Financial Services, Ltd. v. Fidelity Transfer Company, Erin Oil Exploration, Inc., Bill Knollenberg, Ron Bearden, R.F. Bearden Associates, Inc., James Chang, Nick H. Johnson, Riley L. Burnett, Jr., Johnson, Burnett & Chang, L.L.P., Greenberg, Peden, Siegmyer & Oshman, P.C., George Siegmyer and Hyperdynamics Corporation ; Case No. 2001-06263; In the 215th Judicial District Court of Harris County, Texas.

This suit alleged breach of contract, negligence and other causes of action for failure to deliver 574,500 shares of our common stock to Dixon Financial Services upon the expiration of certain trading restrictions.  Prior to the transfer, although always owned in certificate form by Dixon, these shares were held in a nominee name.  However, prior to being able to deliver common stock certificates in Dixon’s name as free trading shares, the Erin Oil Exploration parties filed a lawsuit and obtained a temporary restraining order preventing the transfer of the shares.  The restraining order was obtained on the affidavit of the lawyers for the Erin Oil parties.  The Erin Oil parties and their attorneys alleged that these shares were subject to certain claims they had against other persons.  We demonstrated that these shares were not subject to the Erin Oil parties’ claims and the temporary injunction was removed as to us.  However, our stock transfer agent continued to refuse to transfer the shares based on threats and other comments made by the Erin Oil parties’ attorneys.  As a result, the transfer of the shares into Dixon’s name was delayed more than three months.  During this period, the share price declined from $7.00 per share to slightly more than $1.00 per share.

Both Dixon Financial and the company brought claims against the Erin Oil parties and their legal counsel for their wrongful conduct in preventing the transfer of the shares.  As a defense, the Erin Oil parties’ legal counsel asserted a litigation privilege under Texas law.  Based on this assertion, the Erin Oil parties and their legal counsel filed motions for summary judgment.  The trial court granted all such motions for summary judgment.

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

In June 2006, the Court issued an order severing some of the Erin Oil parties from the main case so that the summary judgments entered in favor of those parties could be appealed (“the Greenberg appeal”).  The Greenberg appeal was unsuccessful.  The remainder of the case against Knollenberg and Erin Oil, as the remaining Erin Oil parties, was tried to a jury in January 2007.  The jury found in favor of Hyperdynamics and Dixon and awarded damages against Knollenberg.  However, at the request of the Erin Oil parties and their counsel, the trial court set aside the jury award and entered a “take nothing” judgment on all issues, which was appealed to the Texas Court of Appeals, which issued an opinion in 2009.  We have filed an appeal to the Texas Supreme Court.  We have not recorded an accrual associated with future legal fees from this lawsuit because it is our policy to expense legal costs as they are incurred.  Because of recent developments in the case, we consider a loss from this lawsuit to be probable, and we have accrued $240,000 the amount of the agreed settlement, associated with this legal contingency as of June 30, 2009.

Wellington, LLC.

On April 9, 2001, we were named as a defendant in a lawsuit styled Wellington, LLC vs. Hyperdynamics Corporation et al. Civil Action# 18811-NC, The Court of Chancery of Delaware.

The Plaintiff claims that we did not carry out conversion of Series A preferred stock to common stock. On August 9, 2002 Plaintiff, Defendant, and their respective counsels executed an “Agreement for Transfer of Claims in Delaware Action to Georgia.” Subsequently, the lawsuit was moved in its entirety to Atlanta, Georgia to be litigated under the lawsuit discussed below. Under the agreement, the Plaintiff in the Delaware action, Wellington, LLC. would become the Defendant in Atlanta. During the fiscal year ended June 30, 2004, the Court of Chancery of Delaware dismissed the Delaware case.

On November 5, 2001, we filed a lawsuit styled Hyperdynamics Corporation, Plaintiff, v. J.P. Carey Securities, Inc., J.P. Carey Asset Management LLC, Joseph C. Canouse, John C. Canouse, James P. Canouse, Jeffrey Canouse, Southridge Capital Management LLC, Stephen Hicks a/k/a Steve Hicks, Thomson Kernaghan & Co., Limited, Mark Valentine, Talya Davies, Cache Capital (United States), L.P., Carpe Diem, Carpe Diem LTD., Wellington, LLC, Minglewood Capital, LLC, Falcon Securities, LTD, Navigator Management LTD., David Sims, and Citco Trustees (Cayman) Limited, Defendants; and Wellington LLC, Counterclaim/Third-Party Plaintiff, v. Hyperdynamics Corporation, a Delaware corporation, Kent Watts, Michael Watts, Robert Hill, Harry J. Briers, DJX, Ltd., a Belize corporation, and Does 1-10, Counterclaim/Third-Party Defendants, Civil Action File No. 2001CV44988, In The Superior Court of Fulton County, State of Georgia.

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

The Georgia Court of Appeals rejected our appeal of the trial court’s order dismissing the non-Georgia defendants because it was not a “final order,” though it was in effect as to the dismissed defendants. The Court of Appeals’ action returned the case to the trial court where a Motion for Reconsideration was filed due to a dramatic change in the law of personal jurisdiction in Georgia. (See  Innovative Clinical & Consulting v. First National Bank of Ames , 279 Ga. 672 (2005).) That Motion is still pending and all activity in the case is halted until the trial court rules.  The Company has determined that the possibility of loss is remote and has not recorded a potential liability.

USOil Corporation.

US Oil vs. SCS Corporation and Hyperdynamics Corporation; Cause No. 2007-55700; in the 133rd Judicial District Court of Harris County, Texas.

In August 2007, USOil Corporation re-filed a previously dismissed lawsuit in Ft. Bend County, claiming it was the actions or omissions of SCS that caused the 2002 PSA to be cancelled by the Government of Guinea. We have successfully transferred the case to Harris County.  The Company has propounded a large amount of discovery to US Oil to which they have not responded. In addition to denying all claims in the Answer on file, SCS has also filed a counterclaim seeking damages for frivolous litigation and tortuous interference of a contract.   The Court has extended the trial docket for this case in light of its international nature. We are not currently set for trial and do not expect a trial setting in the near future.

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

Trendsetter Production Company was named in a lawsuit, Raymond Thomas et al v. Ashley Investment et al., No. 38,839 “C”, 5 th  Judicial District Court, Parish of Richland, State of Louisiana. The case is an environmental cleanup case involving wells operated by Trendsetter prior to our acquisition of the company. All operators in two fields, about fifty separate defendants, are named in the suit. The case is in the early discovery stage and our attorneys are developing strategies to defend the suit. We believe a loss from this case is possible; however, the loss or range of loss cannot be reasonably estimated.

Magee Smith Lease Lawsuit

J.M. Oil L.L.C. vs. Beard Operating, Inc., W.R. Jennings, Jr. and Trendsetter Production Company (dba Trendsetter Production, Inc.), Docket No. 42784, Div. 13; in the 7th Judicial District Court, Parish of Concordia, State of Louisiana.

The case involves an oil and gas lease which we acquired in fiscal 2005, the Magee Smith A lease.  We believed we had acquired the entire tract.  The seller believes that we did not acquire some non-producing property on the land.  The seller is seeking a judge’s order to release the land back to them.  The entity that originally conveyed the Magee Smith leases to us have requested a judicial determination of the status of our Magee Smith A lease and the net revenue interest attributable to owners of the leases.  The case has been tried in a bench trial but the judge has not ruled.  The judge’s options include returning a portion of the lease to the original sellers and adjusting our net revenue interest in the Magee Smith A well from approximately 73% to 75% in order to reflect the terms of the lease.   Accordingly, we consider the probability of loss from this case remote.  We conveyed this lease to a third party in 2009.

 Item 4. Submission of Matters to a Vote of Securities Holders

None.

PART II

 Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock.

Our common stock is traded on the NYSE Amex (formerly known as the American Stock Exchange) under the trading symbol “HDY”. The following table sets forth the quarterly high and low sales prices per share for our common stock, as reported by the NYSE Amex.

	High	Low
Fiscal 2009
Fourth Quarter	$0.71	$0.23
Third Quarter	0.75	0.27
Second Quarter	1.25	0.40
First Quarter	1.95	1.13

Fiscal 2008
Fourth Quarter	$2.73	$1.10
Third Quarter	1.73	1.13
Second Quarter	2.84	1.54
First Quarter	3.13	2.37

On September 21 2009, the last price for our common stock as reported by the NYSE Amex was $1.75 per share. On September 21, 2009, there were approximately 232 stockholders of record of the common stock.

NYSE Amex Notice of Failure to Satisfy Continued Listing Rule

We received a letter dated March 17, 2009 from NYSE Regulation of the NYSE Amex which is the exchange on which our common stock is listed.  The letter stated that the NYSE Amex’s review of our Form 10-Q for the quarter ended December 31, 2008 indicated that we were not in compliance with NYSE Amex continued listing requirements.  The letter indicated that we were not in compliance with NYSE Amex Company Guide continued listing requirements as set forth in NYSE Amex Company Guide sections 1003(a)(ii)(related to stockholders’ equity of less than $4,000,000 and losses from continued operations and net losses in three of our four most recent fiscal years), 1003(a)(iii)(related to stockholders’ equity of less than $6,000,000 and losses from continued operations and net losses in our five most recent years) and 1003(a)(iv)(related to losses that are so substantial in relation to our overall operations or our existing financial resources or financial condition are impaired that it appears questionable, in the opinion of the NYSE Amex, as to whether we will be able to continue operations and/or meet our obligations as they mature.)

On April 16, 2009, we submitted a plan to the NYSE Amex to regain compliance with the listing standards.  On May 28, 2009, the NYSE Amex notified us that the NYSE Amex accepted our plan of compliance and the NYSE Amex granted us an extension of our listing as follows:  (A) until September 17, 2009 to regain compliance with the continued listing standards set forth in the NYSE Amex Company Guide section 1003(a)(iv); and (B) until September 17, 2010 to regain compliance with the continued listing standards set forth in the NYSE Amex Company Guide sections 1003(a)(ii) and 1003(a)(iii).  The NYSE Amex Company Guide is available at www.nyse.com/regulation.  Based on recent discussions with the NYSE Amex, we will provide the NYSE Amex with this Annual Report on Form 10-K following the filing of the Annual Report with the Commission and an updated compliance plan in order for the listing panel of NYSE Amex to render a decision on our continued listing.  We do not know when the NYSE Amex listing panel will to render a decision on our continued listing and there is no assurance that the decision will be favorable to us.  See Item 1A.  Risk Factors for a discussion of the risks associated with our delisting from NYSE Amex.

Agreement with Series B Preferred Stockholders

On September 29, 2009, we entered into the Series B Agreement with the holders of all of our Series B preferred stock in which the Series B holders (i) converted all of  their shares of Series B preferred stock into approximately 15,822,222 shares of common stock, (ii) agreed to the cancellation of the warrants to purchase 1,000,000 shares of common stock, (iii) agreed to donate pursuant to a specified schedule 2,000,000 shares of common stock (issued upon conversion of the Series B preferred stock) and warrants to purchase 1,000,000 shares of common stock to the American Friends of Guinea, a charitable organization that provides support to the people of Guinea, and (iv) agreed to be subject to a nine month lock-up of 14,822,222 of the 15,822,222 million shares of common stock received in connection with the conversion of the Series B preferred stock, and any shares that may be received upon exercise of their Warrants.  Under the terms of the Series B Agreement, we agreed to pay a previously owed dividend in the aggregate amount of $430,000 to the Series B holders if we complete a financing in the future of $10,000,000 or more.  The conversion includes a reduction of 2,000,000 shares of common stock.  The Series B Agreement has been filed as an exhibit to this Annual Report on Form 10-K.

Dividends

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

Equity Compensation Plan Information

The following table gives aggregate information under all equity compensation plans of Hyperdynamics as of June 30, 2009.

Equity Compensation Plan Information
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A))
	A	B	C
Equity compensation plans approved by security holders	8,765,545	3.58	4,995,838
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	8,765,545	3.58	4,995,838

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

The following table provides a reconciliation of the securities remaining available for issuance as of June 30, 2009 under the Plans.

	1997 Plan	2008 Plan	All Plans
Shares available for issuance, June 30, 2008	4,289,198	2,926,347	7,140,155
Increase in shares issuable	-	-	-
Shares issued	-	-	-
Options outstanding	(2,219,707)	-	(2,219,707)
Shares available for issuance, June 30, 2009	2,069,491	2,926,347	4,995,838

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

Item 6 Selected Financial Data

Not applicable.

Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION

Hyperdynamics Corporation is including the following cautionary statement to make applicable and take advantage of the safe harbor provision of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of, Hyperdynamics.  This Annual Report on Form 10-K contains forward-looking statements.  Forward-looking statements include statements concerning plans, objectives, goals, strategies, expectations, future events or performance and underlying assumptions and other statements which are other than statements of historical facts.  Certain statements contained herein are forward-looking statements and, accordingly, involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements.  Our expectations, beliefs and projections are expressed in good faith and are believed by us to have a reasonable basis, including without limitations, management's examination of historical operating trends, data contained in our records and other data available from third parties, but there can be no assurance that management's expectations, beliefs or projections will result or be achieved or accomplished.  In addition to other factors and matters discussed elsewhere herein and the risks discussed below in Item 1A.  Risk Factors, the following are important factors that, in the view of Hyperdynamics, could cause actual results to differ materially from those discussed in the forward-looking statements: the availability of financing and, if available, on terms and conditions acceptable to us, our ability to raise sufficient capital and/or enter into a strategic relationship with a industry partner to execute our business plan, ability to respond to changes in the oil exploration and production environment, competition, and the availability of personnel in the future to support our activities.

Overview

We devote substantially all of our efforts to raising funds to support our exploration and development of sub-surface hydrocarbons in commercial quantities offshore Guinea.  In April 2009, we initiated the sale of our domestic U.S. oil and gas operations, which consisted of working interests in several oil and gas properties in Northeast Louisiana, in which the sale was completed in its entirety in August 2009.  We intend to continue acquiring, exploring and developing oil and gas properties on a global basis.  At this time we have no source of operating revenue and there is no assurance when we will, if ever.  We have limited cash and require substantial additional funds to fulfill our business plans.  In the short-term we are seeking an industry partner to complete 2-D and 3-D seismic work in the Contract Area.  In the future, we intend to enter into a joint venture or other relationship with a strategic industry partner to fully execute our business plan including conducting exploratory drilling and production in the Contract Area.

Our corporate mission is to provide energy for the future by exploring for, developing new, and re-establishing pre-existing sources of energy worldwide.  Through our international business segment, we are currently exploring for oil and gas offshore Guinea, West Africa.

Our operating plan within the next 12 months includes the following:

•	Completing the review and renegotiation of the 2006 PSC with proper Guinean authorities and resolving any differing positions regarding the terms of the 2006 PSC with Guinea.

•	Obtaining financing for working capital and further 2-D and 3-D seismic work in the Contract Area.

•	Entering into a joint venture or similar arrangement with an industry partner as a means of financing further seismic work in the Contract Area.

•	Obtaining funds and entering into a joint venture or similar arrangement with an industry partner to drill offshore Guinea.

We expect that entering into these partnering relationships would entail transferring a portion of our interest in the Concession to such partner.

You should carefully consider the risks in evaluating our company.  The risks and uncertainties described in this Annual Report on Form 10-K are not the only ones we face and include, among others, that we may not continue as a going concern, we require substantial additional funding in the near term which may not be available to us on acceptable terms or at all and if we cannot obtain additional, our ability to raise sufficient capital and/or enter into a strategic relationship with a industry partner to execute our business plan, ability to respond to changes in the oil exploration and production environment, competition, and the availability of personnel in the future to support our activities may be curtailed and we may ultimately cease to exist; the 2006 PCS is subject to renegotiation and there is no assurance that these negotiations will result in a mutually acceptable agreement.  If these negotiations do not come to a satisfactory conclusion (i.e., through negotiations between us and Guinea) by March 10, 2010, the 2009 MOU will be cancelled pursuant to its terms. We operate in Guinea, a country where corrupt behavior exists that could impair our ability to do business in the future or result in significant fines or penalties.  If the terms and conditions of the 2009 MOU are not satisfied by March 31, 2010, and in the absence of an agreement between the parties, our retained portion of the Contract Area could be required to be relinquished to Guinea.  However, in order to reach agreement, either party has the right to recourse to international arbitration, in which event both parties shall wait for the arbitration decision to be rendered.  There are significant risks associated with operating in Guinea.  See Item 1A.  Risk Factors.

Sources of financing during the year ended June 30, 2009

On September 12, 2008, the Company sold $5,000,000 convertible debentures, convertible at $2.25 per share, to an investor in a registered direct offering.  Placement costs totaled $403,000, with $300,000 payable in cash and $103,000 payable with 66,000 shares of the Company’s common stock, and the lender received $30,000 for legal costs.  This resulted in net cash proceeds of $4,670,000.   The investor also received warrants to purchase 1,111,111 shares of common stock at $3.00 per share and warrants to purchase 1,111,111 shares of common stock at $2.75 per share. On November 20, 2008, the Company and the lender amended the agreement to reset the conversion price of the debenture to $1.65 per share.  In addition, the exercise price of the May 2008 warrant was reduced to $2.00 per share, the exercise price of the Series A September warrant was reduced to $2.25 per share, and the exercise price of the Series B September warrant was reduced to $2.50 per share.

We received proceeds of $1,850,000 from the sales of the assets of our domestic oil and gas assets.  We received the final $820,000 payment in August 2009.

Analysis of changes in financial position

Our current assets decreased 70%, or $3,702,000, from $5,259,000 on June 30, 2008 to $1,557,000 on June 30, 2009.  The most significant factor in the decrease is assets held for sale which decreased from $3,232,000 at June 30, 2008 to $145,000 at June 30, 2009.  On April 1, 2009, we entered into a contract to sell our domestic working interest in the oil and gas properties located in Louisiana.  These assets constituted our entire domestic business segment and were included in assets held for sale at June 30, 2008.  The majority of the assets were sold during the fourth quarter of 2009.  The sale was completed inAugust 2009 and these assets were removed from the books.

Our long-term assets increased 2%, or $192,000, from $7,691,000 on June 30, 2008 to $7,883,000 on June 30, 2009.  This increase was primarily the result of additional investments in unevaluated oil and gas properties in Guinea in the amount of $349,000.

Our current liabilities decreased 19%, or $807,000, from $4,258,000 on June 30, 2008 to $3,451,000 on June 30, 2009.  The main factor in the decrease is accounts payable and accrued expenses, which decreased from $2,393,000 at June 30, 2008 to $803,000 at June 30, 2009.  Accounts payable at June 30, 2008 included amounts payable related primarily to the investments we had made in oil and gas properties, which totaled $1,146,000, and joint interest billing amounts due for lease operating expense of $171,000.  These outstanding balances were paid during the quarter ended September 30, 2008.  The decreases in accounts payable were partially offset by an increase in the variable share issuance obligation in the amount of $595,000.

Our long-term liabilities decreased 14%, from $2,019,000 as of June 30, 2008 to $1,735,000 as of June 30, 2009, due to a decrease in liabilities related to our domestic oil and gas assets held for sale and discontinued operations partially offset by an increase in long term debt due to the sale of $5,000,000 in convertible debentures in September 2008.

Results of Operations.

Based on the factors discussed below for our international segment, discontinued operations and for corporate overhead, the net loss attributable to common shareholders decreased $721,000, or 8%, from a net loss of $9,604,000, or $0.17 per share in 2008 to a net loss of $8,883,000, or $0.14 per share in 2009.  The net loss is comprised of the net loss from operations for our corporate office of $5,360,000, the net loss of SCS of $3,832,000 and income from discontinued operations of $406,000.  The net loss chargeable to common shareholders includes a provision for preferred stock dividends of $97,000 in 2009 and $99,000 in 2008.

Reportable segments

Hyperdynamics had two reportable segments: our international operations in Guinea (“SCS”) and our domestic Louisiana operations (“HYDR”). SCS is engaged in oil and gas exploration activities pertaining to offshore Guinea, West Africa.   HYDR was engaged in oil and gas exploration and production activities in Louisiana, United States. During the year ended June 30, 2009, our domestic operations were discontinued, and as of August 2009, all the assets associated with HYDR have been sold.  Hyperdynamics evaluates performance based on profit or loss from operations. The reportable segments are managed by separate management teams who are evaluated based on their segment's performance.

Results of Operations --- Domestic (“HYDR”)

Comparison for Fiscal Year 2009 and 2008

Discontinued operations generated income of $406,000 for the year ended June 30, 2009 and a loss of $1,095,000 for year ended June 30, 2008.  This increase in the income was primarily due to the gain on the sale of assets held for sale in the amount of $2,307,000.

Results of Operations --- International (“SCS”)

Comparison for Fiscal Year 2009 and 2008

Revenues.  There were no revenues for the years ended June 30, 2009 and 2008.   We have focused on the acquisition and interpretation of seismic data for our concession in Guinea.

Depreciation.  Depreciation increased 13%, or $11,000 due to additional depreciation associated with assets placed in service at the beginning of fiscal 2009. Depreciation expense was $96,000 and $85,000 in the years ended June 30, 2009 and 2008, respectively.

Selling, General and Administrative Expenses.

Our selling, general and administrative expenses were $3,740,000 and $3,780,000 for the years ended June 30, 2009 and 2008, respectively. This represents a decrease of 0.01%, or $40,000.

Loss from Operations.  Based on the factors discussed above, our loss from operations from this segment decreased by 0.01%, or ($57,000), from ($3,832,000) in the year ended June 30, 2008 to ($3,889,000) for the year ended June 30, 2009.

Results of Operations --- Corporate Overhead

 Comparison for Fiscal Year 2009 and 2008

Depreciation.  Depreciation was $38,000 and $40,000 for the years ended June 30, 2009 and 2008, respectively.  The decrease is due to certain fixed assets becoming fully depreciated during the year.

Settlement Expense.  Settlement expense for the years ended June 30, 2009 and 2008, respectively, was $-0- and $481,000.  We accrued a settlement agreement in 2008 based on developments in the Dixon case, as discussed in Item 3 – Legal Proceedings and in the consolidated financial statements.  In addition, a repricing of warrants that had previously been issued in connection with the settlement of a lawsuit in 2007 resulted in additional settlement expense of $241,000 during fiscal year 2008.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses decreased by $1,345,000 or 38%, from $3,565,000 to $2,220,000 for the years ended June 30, 2008 and 2009, respectively.  The primary reason for the decrease was a decrease in stock compensation expense from fiscal year ended June 30, 2008 to June 30, 2009 of approximately $700,000, a decrease in reporting expenses of $160,000 and the settlement expense of $485,000 that was expensed in the fiscal year ended June 30, 2008 that was not present in the fiscal year ended June 30, 2009.

Interest expense, Net interest expense was $2,523,000 and $486,000 for the years ended June 30, 2009 and 2008, respectively. This represents an increase of $2,037,000, or 419%, attributable to a convertible note payable and debenture that were entered into during fiscal year 2009.

Liquidity and Capital Resources

Going Concern Considerations

The report of our independent registered public accounting firm on the financial statements for the year ended June 30, 2009 includes an explanatory paragraph relating to the uncertainty of our ability to continue as a going concern.  We have incurred a cumulative net loss of $67.6 million for the period from inception to June 30, 2009.  As of June 30, 2009, we had cash on hand of $1.36 million, short term debt of $0.6 million and we have a working capital deficit of approximately $1.9 million.  We require significant additional funding to sustain our current operations.  Our ability to continue as a going concern is dependent upon our ability to obtain additional funding in order to finance our planned operations.  We have historically been able to raise capital from debt or equity sources to finance our activities.  The world economic crisis, the depressed price for oil, and the depressed price of our stock have weakened our ability to continue to raise new capital in this manner.  Capital may not be available on the terms and conditions acceptable to us or at all.  These combined conditions raise substantial doubt about our ability to continue as a going concern.

Hyperdynamics’ plan to resolve the uncertainty about our ability to continue as a going concern includes the sale of our producing oil and gas properties in Louisiana, cost reductions, and monetization of our oil and gas exploration assets by attracting a joint venture or financial partner to participate in our exploration of our oil and gas concession offshore Guinea.  We expect that entering into these partnering relationships would entail transferring a portion of our interest in the Concession to such partner.

On April 1, 2009, we executed a contract to sell our domestic oil and gas assets, which for accounting purposes is treated as three separate sales.  Under the terms of the agreement, the buyer has already paid the full, aggregate cash amount of $2,670,000 in 2009 for the properties.  Two of the sales transactions closed in the fourth quarter of the year ended June 30, 2009, and the third sale closed in August 2009.

Management’s plans focus primarily on obtaining well capitalized joint venture partners to help us monetize a portion of our Concession.  Management is also evaluating how it can raise additional capital to further its business operations.  If management is not successful in securing outside funding by monetizing a portion of its exploration assets or in raising additional funds, we may cease operations.

Our top corporate priority at this time is to attract a joint venture or financial partner so that we can fund an accelerated exploration work program offshore Guinea.  We now expect these major funds to come primarily from selling working interests to financial partners or joint venture partners that invest in our Contract Area.  It is expected that our near term estimated costs for future exploration and analysis will be approximately $12.0 million.

Liquidity

Based on the Company’s current plans and market conditions, management does not believe that the Company’s existing cash and current operations will be sufficient to satisfy its anticipated cash requirements for the next twelve months.  The Company requires additional working capital and has adequate capital resources to meet current working capital and capital expenditure requirements through the second quarter of fiscal year 2010.  However, future financing may not be available in amounts or on terms acceptable to us, if at all.  If we cannot raise funds on acceptable terms, we may be forced to curtail operations or may ultimately cease to exist.

On June 30, 2009, the Company had $1,360,000 in cash and $5,227,000 in liabilities. The liabilities include current liabilities of $3,493,000 and noncurrent liabilities of $1,734,000.  Net cash used in operating activities for continuing operations for the year ended June 30, 2009 was $5,180,000 compared to $5,962,000 for the year ended June 30, 2008. Cash used by investing activities for continuing operations during the year ended June 30, 2009 was $200,000 compared to $2,006,000 used by investing activities in 2008.  Net cash provided by financing activities from continuing operations was $2,282,000, from the proceeds of issuing convertible debentures offset by payments on notes payable and installment debt.  Net cash of $11,124,000 was provided by financing activities during the year ended June 30, 2008.

Our current ratio was 0.42 at June 30, 2009 and 1.24 at June 30, 2008. Current liabilities as of June 30, 2009 contain several items that are payable in stock, that are the subject of deferred payment arrangements whereby the vendor will not get paid except out of future revenues or cash received from a joint venture partner, or that will be assumed by others.  Variable share issuance obligation of $553,000, dividends payable of $372,000, and dividends payable to related party of $434,000 are payable in stock.   Accounts payable – seismic data of $650,000 is payable only when we sell the data to third parties or if we get cash infusion for the Guinea concession.  Additionally, $65,000 is accrued in accounts payable to a vendor who, by the terms of his agreement, will not be paid until we obtain funding from a financial or joint venture partner for Guinea.   This amounts to approximately $2,074,000 of the $3,493,000 reflected in current liabilities which will not result in a cash outflow, will not be paid until we have adequate funds to pay them, or will be assumed by another party.  If we considered the effect of these liabilities, our current ratio would be 1.02 to 1 at June 30, 2009.

Liquidity Effects of Discontinued Operations

On April 1, 2009, we executed a contract to sell all of our working interests in our U.S. domestic oil and gas properties for $2,670,000.  The third and final installment under the agreement was completed in August 2009.  The cash flows from discontinued operations are separately reported in the audited Consolidated Statements of Cash Flows for all periods presented.  While this transaction improved our short term liquidity, it also eliminated our sole revenue source.  Accordingly, the liquidity implication of the discontinued operations is that we will require additional funding from debt or equity sources or from a joint venture or financial partner in our Guinea concession in order to continue operations.  We expect that entering into these partnering relationships would entail transferring a portion of our interest in the Concession to such partner.

CRITICAL ACCOUNTING POLICIES

We account for our oil and natural gas producing activities using the full cost method of accounting as prescribed by the SEC. Accordingly, all costs incurred in the acquisition, exploration, and development of proved oil and natural gas properties, including the costs of abandoned properties, dry holes, geophysical costs, and annual lease rentals are capitalized. All general and administrative corporate costs unrelated to drilling activities are expensed as incurred. Sales or other dispositions of oil and natural gas properties are accounted for as adjustments to capitalized costs, with no gain or loss recorded unless the ratio of cost to proved reserves would significantly change. Depletion of evaluated oil and natural gas properties is computed on the units of production method based on proved reserves. The net capitalized costs of proved oil and natural gas properties are subject to a full cost ceiling limitation in which the costs are not allowed to exceed their related estimated future net revenues discounted at 10%, net of tax considerations. In accordance with Staff Accounting Bulletin Topic 12.D.3.c., we utilize the prices in effect on a date subsequent to the end of a reporting period in which the full cost ceiling limitation was exceeded at the end of a reporting period.  The application of the full cost method of accounting for oil and gas properties generally results in higher capitalized costs and higher depreciation, depletion and amortization rates compared to the successful efforts method of accounting for oil and gas properties.

Costs Excluded

Costs associated with unevaluated properties are excluded from the full cost pool until we have made a determination as to the existence of proved reserves. We review our unevaluated properties at the end of each quarter to determine whether the costs incurred should be transferred to the full cost pool and thereby subject to amortization.

We assess all items classified as unevaluated property on a quarterly basis for possible impairment or reduction in value. We assess properties on an individual basis or as a group if properties are individually insignificant. The assessment includes consideration of the following factors, among others: intent to drill; remaining lease term; geological and geophysical evaluations; drilling results and activity; the assignment of proved reserves; and the economic viability of development if proved reserves are assigned. We assess our unevaluated properties on a country-by-country basis. During any period in which these factors indicate an impairment, the cumulative drilling costs incurred to date for such property and all or a portion of the associated leasehold costs are transferred to the full cost pool and are then subject to amortization. However, if proved reserves have not yet been established in a full cost pool, these costs are charged against earnings in the respective country. For these international operations where a reserve base has not yet been established, an impairment requiring a charge to earnings may be indicated through evaluation of drilling results, surrendering drilling rights or other information.

Ceiling Test

The full cost ceiling test is an impairment test prescribed by SEC Regulation S-X Rule 4-10. Under full cost accounting rules for each cost center, capitalized costs of proved properties, less accumulated amortization and related deferred income taxes, shall not exceed an amount (the "cost ceiling") equal to the sum of (a) the present value of future net cash flows from estimated production of proved oil and gas reserves, based on current economic and operating conditions, discounted at 10 percent, plus (b) the cost of properties not being amortized, plus (c) the lower of cost or estimated fair value of any unproved properties included in the costs being amortized, less (d) any income tax effects related to differences between the book and tax basis of the properties involved. If capitalized costs exceed this limit, the excess is charged as an impairment expense. As of June 30, 2009, we had no oil and gas properties subject to the ceiling test.

Impairment

At June, 30, 2009, we had $7,663,000 of capitalized costs associated with our Guinea operations. Based on an impairment analysis performed by management and the completion of work requirements under the 2006 PSC and 2009 MOU, no impairment of these assets was indicated as of June 30, 2009.

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

Disclosure of Contractual Obligations as of June 30, 2009
	Payments due by period ($)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Installment Obligations	$2,775,000	$773,000	$1,849,000	$153,000	-

Operating Lease Obligations	627,000	142,000	284,000	201,000	$-

Total	$3,402,000	$915,000	$2,133,000	$354,000	$-

 Item 7A Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

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
Sugar Land, Texas

We have audited the accompanying consolidated balance sheet of Hyperdynamics Corporation as of June 30, 2009, and the related consolidated statements of operations, shareholders' equity and cash flows for the year ended June 30, 2009. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hyperdynamics Corporation as of June 30, 2009, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GBH CPAS, PC

GBH CPAS, PC

www.gbhcpas.com
Houston, Texas
September 29, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Hyperdynamics Corporation
Houston, Texas

We have audited the accompanying consolidated balance sheets of Hyperdynamics Corporation as of June 30, 2008, and the related consolidated statements of operations, shareholders' equity and cash flows for the year ended June 30, 2008. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hyperdynamics Corporation as of June 30, 2008, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Malone & Bailey, PC

Malone & Bailey, PC
www.malone-bailey.com
Houston, Texas
September 30, 2008

HYPERDYNAMICS CORPORATION
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Number of Shares and Per Share Amounts)
	June 30,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$1,360	$1,480
Trade accounts receivable – oil and gas	-	-
Prepaid expenses and other current assets	52	151
Assets held for sale – Discontinued Operations	145	3,665
Total current assets	1,557	5,296
Property and equipment, net of accumulated depreciation of $339 and $230	209	328
Oil and gas properties:
Unevaluated properties excluded from amortization	7,663	7,314
Deposits	11	12
Total assets	$9,440	$12,950

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	803	2,393
Accounts payable - seismic data	650	650
Variable share issuance obligation	553	-
Liabilities related to assets held for sale - discontinued operations	-	99
Dividends payable	372	372
Dividends payable to related party	434	343
Short term notes payable and current portion of long term debt, net of discount of $134 and $0	639	401
Total current liabilities	3,451	4,258

Long-term debt, net of discount of $342 and $0	1,661	1,315
Liabilities related to assets held for sale - discontinued operations-noncurrent	18	631
Deferred rent	56	73
Total liabilities	5,186	6,277

Commitments and contingencies (Note 14)	-	-

Shareholders' equity:
Convertible preferred stock, par value $0.001; stated value $1,000; 20,000,000 authorized
Series A – 3,000 shares issued and 1,945 shares outstanding	-	-
Series B - 2,725 shares issued and 2,406 and 2,446 shares outstanding	-	-
Common stock, $0.001 par value, 250,000,000 shares authorized; 64,162,813 and 59,339,481 shares issued and outstanding	64	59
Additional paid-in capital	71,805	65,443
Accumulated deficit	(67,615)	(58,829)
Total shareholders' equity	4,254	6,673
Total liabilities and shareholders' equity	$9,440	$12,950

The accompanying notes are an integral part of these consolidated financial statements.

HYPERDYNAMICS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Number of Shares and Per Share Amounts)

	Years Ended June 30,
	2009	2008
Costs and expenses:
Depreciation	$134	$126
Settlement expense	-	481
Selling, general and administrative	5,949	7,364
Total costs and expenses	6,083	7,971
Loss from operations	(6,083)	(7,971)
Other income (expense):
Interest expense, net	(2,530)	(439)
Loss on settlement of debt	(579)	-
Total other expense	(3,109)	(439)

Loss from continuing operations	(9,192)	(8,410)
Income (loss) from discontinued operations, net of tax (including impairment of $2,303 and gain of $2,259 in 2009)	406	(1,095)
Net loss	(8,786)	(9,505)
Preferred stock dividend to related party	(97)	(99)
Net loss attributable to common shareholders	$(8,883)	$(9,604)

Basic and diluted income (loss) per common share
From continuing operations	$(0.15)	$(0.15)
From discontinued operations	$0.00	(0.02)
Net loss attributable to common shareholders	$(0.15)	$(0.17)

Weighted average shares outstanding (basic and diluted)	61,845,036	56,330,846

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

HYPERDYNAMICS CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In Thousands, Except Number of Shares)

	Series A Preferred		Series B Preferred		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, June 30, 2008	1,945	$-	2,446	$-	59,339,481	$59	$65,443	$(58,829)	$6,673
Common stock issued for:
Services					2,185,448	2	1,555		1,557
Deferred financing costs					66,000	-	103		103
Conversion of debentures					2,250,000	2	2,036		2,038
Preferred stock dividends					21,884	-	7		7

Conversion of Series B Preferred Stock and accrued dividends			(40)		300,000	1	(1)		-
Issuance of warrants							1,886		1,886
Discount on convertible debt							486		486
Discount related to modification of convertible debt							106		106
Issuance of employee stock options							281		281
Warrant repricings:
Deemed Dividend							(29)		(29)
Deemed Dividend							29		29
Preferred stock dividends to related party							(97)		(97)
Net loss								(8,786)	(8,786)
Balance, June 30, 2009	1,945	$-	2,406	$-	64,162,813	$64	$71,805	$(67,615)	$4,254

The accompanying notes are an integral part of these consolidated financial statements.

HYPERDYNAMICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Years Ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,786)	$(9,505)
(Income) loss from discontinued operations	(406)	1,095
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	134	132
Common stock issued for services	1,097	758
Employee stock options	281	1,127
Variable share issuance obligation	553	-
Loss on debt extinguishment	579	-
Interest accreted to debt principal	1,614	-
Repricing of warrants	-	277
Repricing of warrants – related party	-	241
(Gain) loss on disposition of assets	(11)	15
Gain on settlement of debt	-	(10)
Amortization of discount and financing costs on debt	708	59
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	206	176
Accounts payable and accrued expenses	(1,060)	(311)
Deferred rent	(17)	(16)
Cash used in operating activities – continuing operations	(5,108)	(5,962)
Cash provided by operating activities – discontinued operations	1,177	156
Net cash used in operating activites	(3,931)	(5,806)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(5)	(164)
Decrease in restricted cash	-	75
Proceeds from the sale of assets	32	-
Investment in oil and gas properties	(227)	(1,917)
Cash used in investing activities – continuing operations	(200)	(2,006)
Cash provided by investing activities – discontinued operations	1,739	(2,450)
Net cash provided by (used in) investing activities	1,539	(4,456)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock, net	-	3,760
Proceeds from exercise of options	-	106
Proceeds from exercise of warrants	-	544
Proceeds from stock subscription receivable	-	5,250
Proceeds from convertible debt, net of financing costs	5,000	1,885
Placement fees on convertible debentures	(300)	-
Financing costs deducted from convertible debentures	(30)	-
Prepayment penalty on notes payable	(271)	-
Payments on notes payable and installment debt	(2,117)	(421)
Cash provided by financing activities – continuing operations	2,282	11,124
Cash used in financing activities – discontinued operations	(10)	-
Net cash provided by financing activites	2,272	11,124

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(120)	862
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,480	618
CASH AND CASH EQUIVALENTS AT END OF YEAR	$1,360	$1,480

The accompanying notes are an integral part of these consolidated financial statements.

SUPPLEMENTAL DISCLOSURES:
Interest paid in cash	$473	$191
Income taxes paid in cash	-	-

NON-CASH TRANSACTIONS

Common stock issued for accounts payable	$321	$95
Payment of preferred stock dividends in common shares	7	1
Common stock issued for oil and gas properties	40	285
Common stock issued for prepaid legal services	99	-
Employee stock option for oil and gas properties	-	11
Stock issued for deferred financing costs	103	-
Deemed dividend attributable to repriced warrants originally issued as part of convertible debt	-	153
Discount on modified debt attributable to repriced warrants	106	-
Debt discount on convertible debt	2,372	346
Conversion of notes payable to common stock, net of discount	2,038	-
Acquisition of asset retirement obligation	-	407
Asset retirement obligations incurred and revisions of estimates	-	161
Asset retirement obligation transferred as part of sale of assets	783	-
Accounts payable for oil and gas property	82	1,146
Note payable for fixed assets	-	30
Note payable for prepaid insurance	32	143
Assets transferred to vendor to extinguish account payable	-	8
Accrued and unpaid dividend to related parties	97	99

The accompanying notes are an integral part of these consolidated financial statements.

HYPERDYNAMICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Nature of business

Hyperdynamics Corporation (Hyperdynamics) is a Delaware corporation formed in March 1996. Hyperdynamics has two wholly-owned subsidiaries, SCS Corporation (SCS) and HYD Resources Corporation (HYD). Through SCS and its wholly owned subsidiary, SCS Corporation Guinea SARL, which is a Guinea limited liability company located in Conakry, Guinea, Hyperdynamics focuses on oil and gas exploration offshore the coast of West Africa. SCS began operations in oil and gas exploration, seismic data acquisition, processing, and interpretation in late fiscal 2002. In April 2004, Hyperdynamics acquired HYD, and in January 2005, HYD acquired Trendsetter Production Company (Trendsetter), an oil and gas operator in Louisiana that had been under common ownership with HYD.  Trendsetter operated all of the Company’s domestic oil and gas assets until their sale.

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

The Company maintains its cash in bank deposit accounts which, at times, exceed the federally insured limits.  Accounts are guaranteed by the FDIC up to $250,000 in 2009 and $100,000 in 2008.  At June 30, 2009, the Company had approximately $1,110,000 in excess of FDIC limits.  The Company has not experienced any losses in such accounts.

Accounts receivable, allowance for doubtful accounts and key customers

Hyperdynamics does not require collateral from its customers. The Company establishes provisions for losses on accounts receivable if it determines that it will not collect all or part of the outstanding balance. Accounts receivable are written down to reflect management's best estimate or realizability based upon known specific analysis, historical experience, and other currently available evidence of the net collectible amount. There is no allowance for doubtful accounts as of June 30, 2009 or 2008.

During the fiscal year, two customers, Plains Marketing LLC and Shell Trading, purchased all oil production from our Louisiana properties. The number of oil transporters in Louisiana is limited and this results in a concentration risk.

Other Current Assets

As of June 30, 2009, prepaid expenses and other current assets consist of $7,000 in prepaid insurance and $45,000 in other prepaid expenses, for a total of $52,000.

As of June 30, 2008, prepaid expenses and other current assets consist of $133,000 in prepaid insurance, $18,000 in other prepaid expenses, for a total of $151,000.

Assets held for sale

Assets held for sale were $145,000 and $3,232,000 as of June 30, 2009 and June 30, 2008, respectively. Assets held for sale include all assets of our domestic oil and gas operations.  See Note 3 for additional discussion.  In addition, assets held for sale as of June 30, 2008 included one work-over oil rig, which was sold during 2009, and our domestic oil and gas assets, the sale of which was completed in August 2009.

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

Ceiling Test

The full cost ceiling test is an impairment test prescribed by SEC Regulation S-X Rule 4-10. Under full cost accounting rules for each cost center, capitalized costs of proved properties, less accumulated amortization and related deferred income taxes, shall not exceed an amount (the "cost ceiling") equal to the sum of (a) the present value of future net cash flows from estimated production of proved oil and gas reserves, based on current economic and operating conditions, discounted at 10 percent, plus (b) the cost of properties not being amortized, plus (c) the lower of cost or estimated fair value of any unproved properties included in the costs being amortized, less (d) any income tax effects related to differences between the book and tax basis of the properties involved. If capitalized costs exceed this limit, the excess is charged as an impairment expense. At December 31, 2008, the company had an impairment of $2,303,000 for its domestic oil and gas properties.  As of June 30, 2009, we have no capitalized cost in oil and gas properties, that is subject to the ceiling test for impairment.

Proved reserves

Estimates of our proved reserves included in this report are prepared in accordance with accounting principles generally accepted in the United States of America and SEC guidelines. Our engineering estimates of proved oil and natural gas reserves directly impact financial accounting estimates, including depreciation, depletion and amortization expense and the full cost ceiling limitation. Proved oil and natural gas reserves are the estimated quantities of oil and natural gas reserves that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under period-end economic and operating conditions. The process of estimating quantities of proved reserves is very complex, requiring significant subjective decisions in the evaluation of all geological, engineering and economic data for each reservoir. The accuracy of a reserve estimate is a function of: (i) the quality and quantity of available data; (ii) the interpretation of that data; (iii) the accuracy of various mandated economic assumptions and (iv) the judgment of the persons preparing the estimate. The data for a given reservoir may change substantially over time as a result of numerous factors, including additional development activity, evolving production history and continual reassessment of the viability of production under varying economic conditions. Changes in oil and natural gas prices, operating costs and expected performance from a given reservoir also will result in revisions to the amount of our estimated proved reserves. We utilize independent reserve engineers to estimate our proved reserves.  We had no proved reserves as of June 30, 2009.

Property and Equipment, other than Oil and Gas

Property, equipment and a building are stated on the basis of historical cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the assets of 3 - 15 years.

Provision for Impairments of Long-lived Assets

The Company follows Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, by reviewing such assets for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment loss recognized is the excess of the carrying amount over the fair value of the asset.  Based on our impairment analysis, during the quarter ended March 31, 2008, we recognized impairment charges of $6,000 on oilfield service equipment.  The equipment was subsequently sold during May 2008. The impairment charge is included in depreciation, depletion, and amortization expense.   We recognized no impairment charge in the year ended June 30, 2009.

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

Revenue recognition

Revenues from the sale of oil and natural gas are recognized when the product is delivered at a fixed or determinable price, title has transferred, and collectability is reasonably assured and evidenced by a contract. We follow the “sales method” of accounting for oil and natural gas revenue, so we recognize revenue on all natural gas or crude oil sold to purchasers, regardless of whether the sales are proportionate to our ownership in the property. A receivable or liability is recognized only to the extent that we have an imbalance on a specific property greater than our share of the expected remaining proved reserves. For oil sales, this occurs when the customer's truck takes delivery of oil from the operators’ storage tanks.

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

Our policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits within income tax expense. For the year ended June 30, 2008, we did not recognize any interest or penalties in our Consolidated Statement of Operations, nor did we have any interest or penalties accrued on our Consolidated Balance Sheet at June 30, 2008 relating to unrecognized benefits.  For the year ended June 30, 2009, we did not recognize any interest or penalties in our Consolidated Statement of Operations, nor did we have any interest or penalties accrued on our Consolidated Balance Sheet at June 30, 2009 relating to unrecognized benefits.

The tax years 2005-2008 remain open to examination for federal income tax purposes and by the other major taxing jurisdictions to which we are subject.

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

Earnings Per Share

Basic loss per share is computed using the weighted average number of shares of common stock outstanding during each period. Diluted loss per share includes the dilutive effects of common stock equivalents on an “as if converted” basis. For the years ended June 30, 2009 and 2008, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

Contingencies

Legal

We are subject to legal proceedings, claims and liabilities which arise in the ordinary course of business. We accrue for losses associated with legal claims when such losses are probable and can be reasonably estimated. These accruals are adjusted as additional information becomes available or circumstances change. Legal fees are charged to expense as they are incurred.  See Note 14. Commitments and Contingencies for more information on Legal proceedings.

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

Recently issued accounting pronouncements

 In December 2007, the FASB issued Statement SFAS No. 141(R), Business Combinations (SFAS 141R), and Statement of Financial Accounting Standards No. 160, Accounting and Reporting of Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51  (SFAS 160). SFAS 141R and SFAS 160 significantly changed the accounting for and reporting of business combination transactions and noncontrolling (minority) interests in consolidated financial statements. SFAS 141R retains the fundamental requirements in Statement 141, Business Combinations, while providing additional definitions, such as the definition of the acquirer in a purchase and improvements in the application of how the acquisition method is applied. SFAS 160 changed the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests, and classified as a component of equity. These Statements become simultaneously effective July 1, 2009. Early adoption is not permitted. We do not expect the adoption of this pronouncement to have an immediate impact on our operating results, financial position or cash flows.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115  (SFAS 159), which permits entities to choose to measure many financial instruments and certain other items at fair value (the Fair Value Option). Election of the Fair Value Option is made on an instrument-by-instrument basis and is irrevocable. At the adoption date, unrealized gains and losses on financial assets and liabilities for which the Fair Value Option has been elected would be reported as a cumulative adjustment to beginning retained earnings. If the Company elects the Fair Value Option for certain financial assets and liabilities, the Company will report unrealized gains and losses due to changes in fair value in earnings at each subsequent reporting date. The Company adopted the provisions of SFAS 159 effective July 1, 2008 and did not elect the Fair Value Option for any financial assets or liabilities. Therefore, the adoption of this pronouncement did not have an immediate impact our or operating results, financial position or cash flows.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements (SFAS 157), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements and establishes a fair value hierarchy consisting of three levels of inputs that may be used to measure fair value. This pronouncement applies to other standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. The Company adopted the provisions of SFAS 157 effective July 1, 2008. The adoption of this pronouncement did not have an immediate impact our operating results, financial position or cash flows.  At June 30, 2009, we do not have any accounts that are required to be or that we elected to measure at fair value.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”).  SFAS 161 amends and expands the disclosure requirements of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”).  SFAS 161 requires disclosures related to objectives and strategies for using derivatives; the fair-value amounts of, and gains and losses on, derivative instruments; and credit-risk-related contingent features in derivative agreements. This Statement is effective for the Company on July 1, 2009. We do not expect the adoption of this pronouncement to have an immediate impact on our disclosures since we do not account for any of our derivatives as cash flow hedges.

In June 2008, the FASB’s Emerging Issues Task Force reached a consensus regarding EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (EITF 07-5). EITF 07-5 outlines a two-step approach to evaluate the instrument’s contingent exercise provisions, if any, and to evaluate the instrument’s settlement provisions when determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. EITF 07-5 is effective for fiscal years beginning after December 15, 2008 and must be applied to outstanding instruments as of the beginning of the fiscal year of adoption as a cumulative-effect adjustment to the opening balance of retained earnings. Early adoption is not permitted. The Company will adopt EITF 07-5 on July 1, 2009 and is currently evaluating the impact of the adoption of EITF 07-5.

In December 2008, the SEC released Final Rule, Modernization of Oil and Gas Reporting. The new disclosure requirements include provisions that permit the use of new technologies to determine proved reserves if those technologies have been demonstrated empirically to lead to reliable conclusions about reserves volumes. The new requirements also will allow companies to disclose their probable and possible reserves to investors. In addition, the new disclosure requirements require companies to: (a) report the independence and qualifications of its reserves preparer or auditor; (b) file reports when a third party is relied upon to prepare reserves estimates or conducts a reserves audit; and (c) report oil and natural gas reserves using an average price based upon the prior 12-month period rather than period-end prices. The use of average prices will affect future impairment and depletion calculations. The new disclosure requirements become effective for annual reports on Form 10-K for our fiscal year ending June 30, 2010. The Company is currently assessing the impact that adoption of this rule will have on its financial statements and disclosures which will vary depending on changes in commodity prices and the existence of proved and probable reserves.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Statement sets forth: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. In accordance with SFAS 165, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009. The Company adopted SFAS 165 effective June 30, 2009 and the adoption did not have a material impact on its consolidated financial statements. The date through which subsequent events have been evaluated is September 29, 2009, the date on which the financial statements were issued. See Note 16, Subsequent Events, for further discussion.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162 ” (“SFAS 168”). The FASB Accounting Standards Codification TM , (“Codification”) will become the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of SFAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company will adopt the requirements of SFAS 168 in the first quarter of fiscal year 2010.

2. GOING CONCERN

The accompanying Consolidated Financial Statements have been prepared assuming Hyperdynamics will continue as a going concern.  Hyperdynamics has incurred losses since inception, resulting in cumulative losses of $67,615,000 through June 30, 2009. Hyperdynamics has historically been able to raise capital from debt or equity sources to finance our activities. The world economic crisis, the depressed price for oil, and the depressed price of our stock have weakened our ability to continue to raise new capital in this manner. These combined conditions raise substantial doubt about Hyperdynamics’ ability to continue as a going concern.

Hyperdynamics’ plan to resolve the uncertainty about our ability to continue as a going concern includes the sale of our producing oil and gas properties in Louisiana, cost reductions, and monetization of our oil and gas exploration assets by attracting a joint venture or financial partner to participate in our exploration of our oil and gas concession offshore Guinea.

On April 1, 2009, Hyperdynamics executed a contract to sell its revenue generating oil and gas assets in Louisiana, which for accounting purposes were treated as three separate sales.  The assets represented 100% of the Company’s domestic oil and gas operations.  The proceeds from these sales will provide short-term liquidity and additional time for management to pursue its plans to monetize its Guinea concession.  The sale was completed in August 2009.  In addition, management is evaluating areas where it can reduce costs of operations.

Management’s plans focus primarily on obtaining well capitalized joint venture partners to help us monetize a portion of our Guinea concession.  Management is also evaluating how it can raise additional capital to further its business operations. If management is not successful in securing outside funding by monetizing a portion of its exploration assets or raising additional funds, Hyperdynamics may not survive.

The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3. SALES OF OIL AND GAS PROPERTIES, ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS

On April 1, 2009, management executed a contract to sell the working interest in all of its domestic oil and gas properties in a transaction that will be treated for accounting purposes as three sales.  The liabilities associated with the working interest in the oil and gas properties, asset retirement obligations (see Note 6. Asset Retirement Obligations) were transferred with the assets. The sale was completed during August 2009.  The Company received scheduled payments of $1,030,000 and $820,000 during May 2009.  The final payment of $820,000 was received in August 2009.

These assets, which are associated with the HYDR, or domestic, business segment are a disposal group and constitute a component of the entity with distinguishable cash flows.  Accordingly, these assets and cash flows and results of operations associated with these assets are classified as discontinued operations in the accompanying Consolidated Statements of Operations, Consolidated Balance Sheets, and Consolidated Statements of Cash Flows for all periods presented.

Assets held for sale as of June 30, 2009 consist of land and a building in Trout, Louisiana and working interest in our remaining domestic oil and gas properties.  The remaining properties are carried at the lower of net book value or net realizable value as of June 30, 2009.  The following assets and liabilities have been segregated and classified as assets held for sale and liabilities associated with assets held for sale, as appropriate, in the Consolidated Balance Sheets as of June 30, 2009 and June 30, 2008.  The amounts presented below do not include cash, or payables, which will be retained by Hyperdynamics.

	June 30,
	2009	2008

Assets held for sale
Land and building, net of accumulated depreciation of $7,000 and $10,000	$43,000	$81,000
Oil and gas equipment	-	31,000
Oil and Gas Properties, net of accumulated depletion of $- and $758,000 and impairment of $576,000 and $0	102,000	3,553,000
Assets held for sale and discontinued operations	$145,000	$3,665,000

Liabilities related to assets held for sale and discontinued operations
Asset retirement obligations	$-	$99,000
Liabilities related to assets held for sale and discontinued operations- noncurrent
Asset retirement obligations	$18,000	$631,000

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

	Year ended June 30,
	2009	2008

Revenues	$2,397,000	$2,899,000
Costs and Expenses:
Lease operating costs	(1,331,000)	(2,604,000)
Depreciation, depletion, and amortization	(527,000)	(730,000)
Accretion	(71,000)	(58,000)
Impairment of oil and gas properties	(2,303,000)	-
Gain on settlement of debt	144,000	10,000
Other expenses	(162,000)	(612,000)
Gain on sale of discontinued operations	2,259,000	-
Income (loss) from discontinued operations	$406,000	$(1,095,000)

4. PROPERTY AND EQUIPMENT

A summary of property and equipment as of June 30, 2009 and 2008 is as follows:

		June 30,
		2009	2008
		(in Thousands)
Computer equipment and software	3 years	$128	$128
Office equipment and furniture	5 years	112	107
Vehicles	3 years	234	199
Building	15 years	-	25
Leasehold improvements	3 years	74	74
Land		-	25
Total cost		548	558
Less - Accumulated depreciation		(339)	(230)
Net carrying value		$209	$328

We review assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. As of June 30, 2009 and 2008, there were no impairments of Hyperdynamics' administrative Property and Equipment.

5. INVESTMENT IN OIL AND GAS PROPERTIES

Investment in Oil and Gas properties consists of our Guinea concession in offshore West Africa and leaseholds in Louisiana, United States. As of June 30, 2009 and 2008, all costs associated with the concession offshore Guinea were excluded from the amortization base.

The following table provides detail of costs (in thousands) to date for the Republic of Guinea as of June 30:

	Republic of Guinea
	2009	2008

Lease Acquisition Costs	$291	$291
Geological and geophysical Cost	7,372	7,023

	7,663	7,314
Less: Accumulated
Depletion and Depreciation	-	-

	$7,663	$7,314

Excluded Costs

Hyperdynamics excludes capitalized costs of unevaluated oil and gas properties from amortization. Currently, geological and geophysical information pertaining to the Guinea concession is being collected and evaluated and no reserves have been attributed to this concession. The costs associated with such unproved properties of $7,663,000 and $7,314,000 as of June 30, 2009 and 2008, respectively, are excluded from amounts subject to amortization. The majority of the evaluation activities are expected to be completed within the next two years. Hyperdynamics evaluates excluded costs for impairment as discussed in Note 1. As of June 30, 2009, based on our impairment review and our intent to continue evaluation activities, there was no impairment indicated for our excluded costs.  See Note 17 for detailed information about the excluded costs.

We incurred $349,000 of geological and geophysical costs for our Guinea concession during the year ended June 30, 2009. The costs were incurred as follows: geological and geophysical evaluation costs of $131,000; payroll costs directly associated with the evaluation of our Guinea concession of $93,000; seismic costs of $54,000; professional fees of $43,000; and geophysical and geological software for $28,000.

Guinea Concession

On September 22, 2006, we signed a Production Sharing Contract (the “2006 PSC”) with the Republic of Guinea. On September 11, 2009, we entered into a Memorandum of Understanding (the “2009 MOU”) with Guinea in which we agreed with the government to resolve certain issues related to the 2006 PSC.

2006 PSC

All time frames to achieve our exploration work according to the 2006 PSC begin from the effective date of September 22, 2006.  We are required by the 2006 PSC to meet certain milestones on the following timeline:

•
The first exploration period lasts two years, until September 2008. Two one year extensions are available which would extend the first exploration period to a total of four years.  By the terms of the 2006 PSC, when we notify the government that we wish to extend an exploration period, it will be automatically granted.  We submitted our extension notification; accordingly, it has been extended to September 2010.  During the first exploration period, we are required to acquire, evaluate, and analyze 2D or 3D seismic and expend at least $10 million. Fulfilling the work obligation in all cases exempts us from fulfilling any minimum expenditure obligation.  We believe we have completed the work requirements of the first exploration period.

•
The second exploration period starts after the end of the first exploration period, as extended.  The second exploration period lasts four years. One four year extension is available for a total of eight years. By the terms of the 2006 PSC, when we timely notify the government that we wish to extend an exploration period, it will be automatically granted.  One additional two-year extension of the second exploration period is available for purposes of appraisal of a commercial discovery in the event the remaining time in the second exploration period is insufficient for the completion of the appraisal.  During the second exploration period, we are required to acquire additional 2D or 3D seismic, evaluate it, and analyze it with an estimated cost of $6 million.  We are also required to drill two exploration wells with minimum well depths of 2,500 meters from the surface of the water. The estimated cost of the wells is $15 million to $20 million each.  Fulfilling the work obligation in all cases exempts us from fulfilling any minimum expenditure obligation. We have the right to perform the second exploration period work, such as drilling, during the first exploration period.  Such work, even though completed during the first exploration period, will accrue to the requirements in the second exploration period.

•
We can secure as many “Exploitation Areas”, in shapes defined by us, as we discover to be capable of commercial production in the Contract Area.  Each Exploitation Area, defined as a contiguous block surrounding a discovery, is 500 square kilometers in size. Each Exploitation Area is held for an initial period of twenty-five (25) years.  If we show the area remains productive after the initial period, we will get two additional extensions for ten years each so the total exploitation period becomes effectively forty-five (45) years.  Each well has its own exploitation period that starts when it begins producing.

Under the provisions of the 2006 PSC, we believe we have completed all the required work and expenditure obligations of the first exploration period, but we have nevertheless requested and received an extension of the first exploration period until September 2010.

Under the original terms of the 2006 PSC, upon the passage of a “Project of Law,” a Presidential Decree and a Guinea Supreme Court Ruling, we would be required to surrender our rights to 64% (approximately 20,000 square miles) of the concession. The area ultimately surrendered would be selected by Hyperdynamics, but, we would retain a priority non-exclusive right to participate in the development of the surrendered contract area. These terms, among others, were amended by the 2009 MOU as further described below.

Under the 2006 PSC, the Guinea concession is subject to a 10% overriding royalty interest to the Guinea Government.  Of the remaining 90% of the first production, we will receive 75% of the revenue for recovery of the royalty and the cost of operations, and Guinea will receive 25%.
After recovery of royalty and cost of operations, revenue will be split as outlined in the table below:

Daily production (b/d)	Guinea Share	HDY Share
From 0 to 2,000	25%	75%
From 2,001 to 5,000	30%	70%
From 5,001 to 100,000	40%	60%
Over 100,001	60%	40%

The Guinea Government may elect to take a 15% working interest in any exploitation area.
The 2006 PSC was subsequently amended as described below by the 2009 MOU.

2009 MOU

The 2009 MOU requires us to surrender 64% of the Contract Area (approximately 51,200 square kilometers) no later than December 31, 2009.  If we do not submit a relinquishment offer pursuant to the 2009 MOU by December 31, 2009, Guinea may select the 64% of the Contract Area that is to be surrendered.  The 2009 MOU also clarifies our right to participate in any new concessions within this surrendered Contract Area on a right of first refusal basis, on equal terms and conditions with bidding parties.

In addition to our other obligations under the 2006 PSC as described above, we agreed in the 2009 MOU to commence drilling of at least one exploratory well within the Contract Area no later than December 31, 2011.  The 2009 MOU requires negotiation between the parties concerning certain provisions in the 2006 PSC to make such terms more consistent with usually applicable international standards and practices by March 11, 2010, subject to force majeure and then-pending arbitration, without any modification of our existing rights to the non-surrendered portion of the Contract Area of approximately 28,800 square kilometers. If the parties’ negotiations have not come to a satisfactory conclusion by March 10, 2010, the 2009 MOU will be cancelled pursuant to its terms.

Under the 2009 MOU, we are required to submit a timeline of work programs and operations to Guinea no later than December 31, 2009, subject to a thirty day extension, with any further delay resulting in the cancellation of the 2009 MOU.  If the terms and conditions of the 2009 MOU are not satisfied by March 31, 2010, and in the absence of an agreement between the parties, our retained portion of the Contract Area could be required to be relinquished to Guinea.  In order to reach agreement, the parties have the right to seek international arbitration.  If the results of such negotiations or arbitration are unfavorable to us, our investment in the Guinea Concession could be subject to impairment.

Oil and Gas Properties

During July 2007, we purchased an 85% working interest in various oil wells, leases, and oil and gas equipment in Louisiana, United States (“RABB properties”). The properties that were purchased were subject to overriding royalty interest of up to 27.46% and accordingly, the Company’s net revenue interest was approximately 61.66%.  In connection with the acquisition, we paid $1,308,000 in cash and issued 200,000 shares of common stock valued at $559,000. We issued 100,000 shares of common stock in June 2007 as a deposit and the remaining 100,000 shares of common stock upon closing of the acquisition in July 2007. The stock was valued using the quoted price of our common stock on the date the stock was granted and was included in the purchase price, which was allocated to properties in the full cost pool based on the estimated fair value of the individual properties. There was no allocation of the purchase price to unproved properties acquired. The final estimate of the asset retirement obligation associated with the acquisition of these properties was $407,000.

On April 1, 2009, management executed a contract to sell the working interest in all of its domestic oil and gas properties back to the original seller of the RABB properties in a transaction that will be treated for accounting purposes as three sales.  The final sale was completed in August 2009.

6. ASSET RETIREMENT OBLIGATIONS

The following is a reconciliation of our asset retirement obligation liability as of June 30, 2009 and 2008:

	2009	2008
	(in Thousands)

Asset retirement obligation, beginning of period	$730	$128
Liabilities incurred	-	428
Liabilities related to property sales	(783)	(22)
Revisions of estimates	-	138
Accretion of discount	71	58
Asset retirement obligation, end of period	$18	$730

Of the asset retirement obligation incurred during the year ended June 30, 2008, $407,000 was incurred in the acquisition of the RABB properties and $21,000 was incurred when we drilled a new well and completed development work on our leases.

The asset retirement obligation at June 30, 2009 has been included in liabilities related to assets held for sale in the accompanying balance sheet.

7. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of June 30, 2009 and 2008 include the following:

	2009	2008
	(in Thousands)
Accounts payable	$688	$2,154
Accrued payroll	11	29
Accrued insurance	-	144
Taxes payable	88	50
Deferred rent	16	16
	$803	$2,393

8.ACCOUNTS PAYABLE SEISMIC DATA

In February 2003, SCS agreed to pay $650,000 to Offshore Seismic Surveys, Inc. (OSS), an offshore seismic company, in exchange for OSS agreeing to release SCS from the $550,000 due to OSS for Guinea seismic data and to accept a deferred payment arrangement. The additional $100,000 was charged to interest expense in 2003. OSS maintains a lien on the ownership and sale of 1,000 kilometers of the seismic data acquired in 2002, as security for the $650,000.

Any user license sales proceeds generated from user licenses of this data shall first go to payoff the $650,000 liability at a rate of 90 percent of gross user license sales proceeds to OSS and 10 percent to SCS until the $650,000 is paid in full. Any funding arrangement SCS enters into with respect to the 2006 PSC, whereby all rights and obligations under the 2006 PSC are transferred, shall cause the $650,000 to become immediately due upon signing and funding of such agreement. The payable is accrued at June 30, 2009. The agreement does not provide for interest payments.  Accordingly, we have not accrued interest on this payable.

9. SHORT-TERM NOTES PAYABLE AND LONG-TERM DEBT

Short-term notes payable and long-term debt as of June 30, 2009 and 2008 consist of the following:

	2009	2008

Installment notes payable	$23,000	$118,000
YA Global
Gross	-	2,000,000
Unamortized discount	-	(402,000)
Net	-	1,598,000
Convertible debentures
Gross	2,752,000	-
Unamortized discount	(476,000)	-
Net	2,276,000	-
Total short term notes payable and long term debt	2,299,000	1,716,000
Less: current portion	(639,000)	(401,000)
Long term debt as of June 30, 2009	$1,660,000	$1,315,000

Installment notes payable

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

During the year ended June 30, 2009, Hyperdynamics financed three insurance policies for an aggregate amount of $32,000. The balance of these notes was $23,000 as of June 30, 2009.

YA Global

On February 6, 2008, Hyperdynamics entered into a financing agreement with YA Global Investments, LP (“YA Global”). Under the financing agreement, we issued $2,000,000 of notes, whose carrying value (net of discount of $402,000) as of June 30, 2008 was $1,598,000.

The notes carried an annual interest rate equal to 20% and were to mature on July 6, 2010. The notes provided for monthly principal installments of $50,000 beginning on September 1, 2008 and monthly interest installments. The notes were redeemable at our option at an earlier date provided we paid an “early redemption premium” of 15% of the principal amount being redeemed.

Hyperdynamics repaid the notes on September 12, 2008.  At the time of payoff, Hyperdynamics paid $1,950,000 principal remaining on the debt and a prepayment penalty of $271,000.  Hyperdynamics recognized accelerated discount amortization of $364,000 related to the payoff of these notes.  Accordingly, Hyperdynamics recognized a loss on extinguishment of debt of $635,000 during the 2009 period.

We issued an aggregate 94,899 shares of common stock and a total of 550,000 warrants with an exercise price of $2.00 per share on February 6, 2008 in connection with the first closing. The exercise price of the warrants is subject to “reset” provisions in the event we subsequently issue common stock, stock warrants, stock options or convertible debt with a stock price, exercise price or conversion price lower than $2.00. If these provisions are triggered, YA Global will receive warrants to purchase additional shares of common stock and a reduction in the exercise price of all their warrants.  A repricing event occurred on May 12, 2008, resulting in additional interest expense of $277,000, as computed using the Black-Sholes option pricing model (See Note 12).  The following table details the significant assumptions used to computing the fair market values of warrants granted in this transaction:

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

The debentures carry an annual interest rate equal to 10% with a maturity date of September 12, 2012. The notes were to be repaid in monthly installments of $139,000 beginning September 12, 2009.  Interest installments were also to be paid quarterly on the outstanding balance. Interest installments commenced on October 1, 2008. At Hyperdynamics’ option, the notes could be redeemed within 120 days of the closing date, September 12, 2008, and payment of an “early redemption premium” of 10% of the principal amount being redeemed.   After 120 days, the investor was to be paid a “make-whole” payment with each conversion or redemption of 40% of the principal less interest previously paid.    Hyperdynamics had the option to pay, if certain conditions were met, the principal installments, interest payments, and make-whole payments using Hyperdynamics common stock using a formula based on current market prices of the stock.

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

During the three months ended March 31, 2009, an additional $46,000 of principal was converted to 27,778 shares of common stock.  Conversion make whole interest of $17,000 due upon the conversion was accreted to principal.  Accelerated discount related to the conversion of $10,000 was immediately recognized as a reduction of additional paid in capital.  In addition, the interest payment for the quarter ended March 31, 2009 in the amount of $65,000, was accreted to principal.  During the fourth quarter ended June 30, 2009, additional interest payments of $68,000 were accreted to principal.

The following table details the change in the carrying value of the debentures from November 20, 2008 through June 30, 2009:

	Principal	Discount	Net
At November 20, 2008	$4,438,000	$(2,474,000)	$1,964,000
Interest accreted to principal	1,614,000	-	1,614,000
Debenture conversion	(3,300,000)	1,824,000	(1,476,000)
Amortization of discount	-	174,000	174,000
At June 30, 2009	$2,752,000	$(476,000)	$2,276,000

The changes to the principal on this debt changed the Monthly Redemption Amount.  As of June 30, 2009, the Monthly Redemption Amount, the first payment of which was made on September 12, 2009, was $139,000.

Future minimum debt payments

Future minimum debt payments on installment debts and debentures for the twelve months ending June 30:

2010	$773,000
2011	932,000
2012	917,000
2013	153,000
Total minimum payments required	$2,775,000

10. INCOME TAXES

Income taxes are not due since Hyperdynamics has had losses since inception. Hyperdynamics has net operating loss carryforwards of approximately $42,000,000 at June 30, 2009.  Components of deferred tax assets as of June 30, 2009 and 2008 are as follows:

	2009	2008
Net operating loss carryforward	$14,472,000	$11,564,000
Valuation allowance for deferred tax assets	(14,472,000)	(11,564,000)
Net deferred tax asset	$-	$-

The deferred tax asset generated by the loss carry-forward has been fully reserved due to the uncertainty that the Company will be able to realize the benefit from it.

Internal Revenue Section 382 restricts the ability to use these carryforwards whenever an ownership change, as defined, occurs. Hyperdynamics incurred such an ownership change on January 14, 1998 and again on June 30, 2001.  As a result of the first ownership change, Hyperdynamics' use of net operating losses as of January 14, 1998 of $949,000 are restricted to $151,000 per year. The availability of losses from that date through June 30, 2001 of $3,313,000 are restricted to $784,000 per year. Losses in fiscal 2002 and beyond are not restricted. The net operating loss carryforwards expire from 2011 to 2029.

The difference between the statutory tax rates and our effective tax rate is due to the valuation allowance applied against our deferred tax assets generated by net operating losses.

11. SHAREHOLDERS' EQUITY

Series A Preferred Stock

In January 2000, we issued 3,000 shares of Series A Convertible Preferred Stock for net proceeds of $2,604,190. The stated value is $1,000 per share and par value is $.001. This series is non-voting and has a dividend rate of 4%, payable at conversion in either cash or shares of common stock, at Hyperdynamics' option. During 2000 and 2001, 1,055 shares were converted to common stock. As a result, 1,945 shares remain outstanding at June 30, 2009. By terms of the original agreement, the preferred shares are convertible into Hyperdynamics' common stock at a price equivalent to the lower of the trading price when purchased of $5.25 or 80% of the current 5-day trading average. All or any of the stock may be converted at any time at the holder's option. According to the terms of the agreement, all preferred shares outstanding as of January 30, 2002 were to be automatically converted to common stock. If the Series A stock had been converted at that time, approximately 4,862,000 shares of common stock would have been issued. This conversion did not occur because of legal claims filed by both the Series A shareholders and Hyperdynamics against each other. Remaining conversions, if any, would be determined by the outcome of the lawsuit further described in Note 14.

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

As of June 30, 2009, $372,000 in dividends had been accrued, which represents accruals through September 30, 2004. No dividends were accrued in 2009 or 2008.

Series B Preferred Stock

On May 31, 2001, we issued 2,725 shares of Series B Convertible Preferred Stock in connection with the acquisition of SCS Corporation. Series B stockholders are related parties (see note 15). The stated value is $1,000 per share and the par value is $0.001. Each Series B share may vote 7,408 common shares for a total of 20,186,800 votes. The shares are convertible to common stock at the lesser of $0.135 or 50% of the current 5- day average trading price. Management evaluated the conversion feature of these preferred shares under FAS 133 and EITF 00-19 to determine whether the instruments contained the characteristics of a liability. Because these preferred shares are held by family members of our Chief Executive Officer, who had agreed not to convert the stock at values lower than $0.135, management concluded that the conversion of these shares is within the control of management and are not considered a derivative liability under FAS 133 and EITF 00-19.

Series B stockholders are entitled to a 4% cumulative dividend on the stated value, which is payable only upon conversion of the preferred stock. Dividends may be paid in stock or cash at Hyperdynamics' option. During the years ended 2009 and 2008, dividends of $97,000 and $99,000 were accrued. The resulting balance in accrued dividends was $434,000 and $343,000 as of June 30, 2009 and June 30, 2008, respectively.

During March 2008, a related party converted 27 shares of Series B Preferred Stock into 200,000 shares of common stock. During May 2008, 13.5 shares of Series B Preferred Stock were converted into 100,000 shares of common stock.

During the year ended June 30, 2009, a related party converted 40.5 shares of Series B Preferred Stock into 300,000 shares of common stock.  As a result, 2,406 shares of Series B Preferred Stock remain outstanding.

On September 29, 2009, all of the Series B Preferred Stock was converted into common stock.  See Note 16 for futher details.

Common stock, options, and warrants

For exercise of options for cash:

During the year ended June 30, 2008, options to purchase 2,500 shares of common stock at $2.15 per share were exercised for gross proceeds of $6,000.  No options were exercised during the year ended June 30, 2009.

For exercise of options for cash, related party:

During the year ended June 30, 2008, a related party exercised options to purchase 50,000 shares of common stock at $2.00 per share for proceeds of $100,000.

For exercise of warrants for cash:

During the year ended June 30, 2008, warrants to purchase 544,000 shares of common stock at $1.00 per share were exercised for gross proceeds of $544,000.  No warrants were exercised during the year ended June 30, 2009.

For cashless exercise of options:

During the year ended June 30, 2008, we issued 1,923 shares of common stock upon the cashless exercise of options to purchase 9,052 shares of common stock.

For cashless exercise of options, related party:

During the year ended June 30, 2008, two officers of the company exercised their options to purchase stock at $.23 per share. We issued 738,251 shares of common stock upon the cashless exercise of these options to purchase 800,000 shares of common stock.

For cashless exercise of warrants:

During the year ended June 30, 2008, we also issued 119,389 shares of common stock to an investor upon the cashless exercise of warrants to purchase 142,000 shares of common stock.

For services:

During the year ended June 30, 2008, Hyperdynamics issued 417, 894 shares of common stock for services rendered by consultants, employees, and independent members of the board of directors with a total value of $758,000. Services were valued using the market close price on the date of grant.

During the year ended June 30, 2009, Hyperdynamics issued 2,185,448 shares of common stock for services rendered by consultants, employees, and independent members of the board of directors with a total value of $1,557,000. Services were valued using the market close price on the date of grant.

During the year ended June 30, 2009, Hyperdynamics issued 66,000 shares for the payment of deferred financing costs related to the issuance of the convertible debentures.  The shares were valued at $103,000 based on the closing market price on the date of grant.

For  purchase of working interests:

During the year ended June 30, 2008, 100,000 shares of common stock were issued for the purchase of the Rabb oil & gas properties in Louisiana. They were valued at $2.85 per share for $285,000.

For stock  payable:

During the year ended June 30, 2008, Hyperdynamics issued 30,000 shares of common stock for services earned by a consultant during June 2007.  The value of the services, $95,000, was determined using the market close price on the date the award was earned and accrued as of June 30, 2007.

For cash:

In July 2007, an investor purchased 48,160 shares of common stock for $135,000 cash when we exercised a put on our Dutchess equity line of credit.  This line of credit expired in February 2009.

During May 2008, the Company consummated a registered direct offering. In the offering, an investor purchased 2,424,243 shares of common stock and 2,243,243 warrants with an exercise price of $3.27 per share expiring in May 2015 for $4,000,000. The Company evaluated the warrants for derivative accounting consideration under SFAS 133 and EITF 00-19. We have concluded that the warrants meet the criteria for classification in stockholders' equity under SFAS 133 and EITF 00-19. Therefore, derivative accounting is not applicable for the warrants.

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

For conversion of convertible debentures:

During the year ended June 30, 2009, holders of the convertible debentures elected to convert debentures in the principal amount of $3,862,000 into 2,250,000 shares of common stock.  The conversion of the debentures accelerated the amortization of discounts in the amount of $1,824,000, resulting in the shares issued being valued at the net amount of $2,038,000.

For preferred stock dividends:

During the year ended June 30, 2009, Hyperdynamics issued 21,884 shares of common stock for the payment of accrued preferred stock dividends.

Other items affecting equity

Employee stock options

During the year ended June 30, 2008, we granted options to purchase 1,047,500 shares of common stock to Hyperdynamics employees and directors.   The compensation cost associated with employee stock options which vested during the year ended June 30, 2008 was $1,138,000 including capitalized costs of $11,000. (See Note 13).

Bergen Offshore Shares

In July 2008, Hyperdynamics entered into a contract for 3-D seismic work offshore Guinea. The contract is open as to scope of work and provides the price for various activities associated with the work. We will finalize the scope of work when we determine the offshore area to be covered by the seismic shoot. We estimate the cost of the 3-D seismic work to be approximately $15,000,000 but the cost could increase to as high as an estimated $45,000,000 based on options we have to expand the scope of work. The contract provides for Hyperdynamics to issue 2,500,000 shares of common stock to the vendor as a deposit. The value ascribed to the stock by the parties in the contract is $6.00 per share. The 2,500,000 shares were issued during August 2008 and delivered to the vendor during October 2008. The contract provides that the stock may be sold to pay invoices after the seismic work begins. Any proceeds from the sale of this stock may be applied by the direction of us to any legitimate outstanding invoices. Should we elect to pay cash for the seismic work any remaining unsold stock will be returned to us. We may replace the stock deposit with a cash deposit at the rate of $6 per share at any time and have the stock returned prior to it being sold. As of June 30, 2009, work had not commenced on this project. Because there is no performance commitment as of the date of this report, there is no accounting recognition of the stock issued for the year ended June 30, 2009, in accordance with EITF 00-18 governing share-based payment to non-employees. As a result, these shares are not shown as issued in the accompanying financial statements.

In July 2008, we entered an agreement with an international law firm to support our 2006 PSC.  The agreement estimates the value of their work to be provided from July 2008 through March 2009 at $630,000.  During July 2008, we issued 350,000 shares of common stock valued at the market price on the stock grant date of $543,000 as a payment on the new engagement and for approximately $132,000 of fees that had been incurred in the past.  We charged $411,000 of compensation costs associated with this stock grant to expense in the quarter ended September 30, 2008.  The contract provides for a “true-up” six months after the date the shares were issued.  Under the provision, the firm will receive additional shares if the market value of the stock has declined in value, such that the total market value of the stock received at the true up date will be $700,000.  The true up provision constitutes an obligation to issue a variable number of shares based upon a fixed monetary value; accordingly, the provisions of SFAS 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, apply to the stock grant.  If the true up were to occur on June 30, 2009, the Company would issue an additional $100,000 shares under the terms of the agreement based upon the total scope of work in the agreement.  We recorded additional expense of $595,000 for the year ended June 30, 2009, which is included in selling, general and administrative expense and is reflected on the balance sheet as Variable share issuance obligation.  The value of the obligation was calculated based on the market price of our common stock on June 30, 2009.  The agreement does not specify a cap on the number of shares that may be issued.

The contract provides for bonuses of additional 350,000 shares of common stock upon the achievement of certain performance data.

12. WARRANT REPRICINGS

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

2009 Warrant repricings

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

2008 Warrant repricings

Warrants, which were owned by a related party, to purchase 3,480,000 shares of common stock at $2.40 per share were modified by reducing the exercise price from $2.40 per share to $1.65 per share, resulting in settlement expense of $241,000.  (See Note 12).

Warrants, originally issued in conjunction with convertible debt, which was outstanding at the time of modification, were modified by reducing the exercise price from $2.00 per share to $1.65 per share.  This resulted in interest expense of $277,000. (See Note 12).

Warrants, originally issued in conjunction with convertible debt, which had been converted at the time of modification, were modified by reducing the exercise price from $2.50 per share to $1.00 per share.  This resulted in a deemed dividend of $153,000. (See Note 12).

13. STOCK OPTIONS AND WARRANTS

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

2008 Restricted Stock Award Plan

During the year ended June 30, 2009 no options or warrants were issued under the plan.

1997 Stock and Stock Option Plan

Options granted to employees and directors:

The following table provides information about options granted during the years ended June 30,

	2009	2008
Number of options granted	870,000	1,047,500
Compensation expense recognized	$281,000	$1,127,000
Compensation cost capitalized	-	11,000
Weighted average fair value of options	$0.24	$2.34

The following table details the significant assumptions used to compute the fair market values of employee stock options granted:

	2009	2008
Risk-free interest rate	0.40 – 2.63%	1.62-4.97%
Dividend yield	0%	0%
Volatility factor	89 – 118%	75-109%
Expected life (years)	1 – 2.5	1-1.5

At June 30, 2009, there was $17,000 of unrecognized compensation costs related to non-vested share based compensation arrangements granted to employees under the plan.

Summary information regarding employee stock options issued and outstanding as of June 30, 2009 is as follows:

	Options	Weighted Average Share Price	Aggregate intrinsic value	Weighted average remaining contractual life (years)
Outstanding at year ended June 30, 2007	1,609,999	$3.89	1,413,000	2.09
Granted	1,047,500	$2.34
Exercised	(54,423)	2.01
Expired	(364,380)	2.38
Outstanding at year ended June 30, 2008	2,238,696	3.45	320,000	1.79
Granted	870,000	$1.07
Exercised	-	-
Expired	(888,989)	1.57
Outstanding at year ended June 30, 2009	2,219,707	$3.275	$45,375	1.76

Options outstanding and exercisable as of June 30, 2009
Exercise Price	Outstanding Number of Shares	Remaining Life	Exercisable Number of Shares
$0.01 – 0.49	75,000	2 years	75,000
$0.01 – 0.49	165,000	3 years	165,000
$0.01 – 0.49	150,000	5 years	150,000
$1.00 – 1.49	22,500	1 year or less	22,500
$1.00 – 1.49	60,000	2 years	60,000
$1.00 – 1.49	30,000	3 years	30,000
$1.50 – 1.99	15,000	1 year or less	15,000
$1.50 – 1.99	90,000	2 years	90,000
$2 - $2.49	248,447	1 year or less	248,447
$2 - $2.49	170,000	2 years	170,000
$2 - $2.49	295,000	3 years	295,000
$2.50 - $2.99	65,000	1 year or less	65,000
$2.50 - $2.99	153,760	2 years	153,760
$3 - $3.50	15,000	1 year or less	15,000
$3 - $3.50	65,000	2 years	65,000
$5.00	300,000	3 years	-
$10.00	300,000	3 years	-
	2, 219,707		1,619,707

Options outstanding and exercisable as of June 30, 2008
Exercise Price	Outstanding Number of Shares	Remaining Life	Exercisable Number of Shares
$1.00 - $1.49	360,000	1 year or less	360,000
$1.00 - $1.49	52,500	2 years	52,500
$1.00 - $1.49	70,000	3 years	70,000
$1.50 - $1.99	40,000	1 year or less	40,000
$1.50 - $1.99	45,000	2 years	45,000
$1.50 - $1.99	75,000	3 years	75,000
$2 - $2.49	40,000	1 year or less	40,000
$2 - $2.49	348,447	2 years	348,447
$2 - $2.49	170,000	3 years	170,000
$2.50 - $2.99	40,000	1 year or less	40,000
$2.50 - $2.99	105,000	2 years	105,000
$2.50 - $2.99	187,749	3 years	187,749
$3 - $3.50	40,000	2 years	40,000
$3 - $3.50	65,000	3 years	65,000
$5.00	300,000	3 years	-

$10.00	300,000	3 years	-
	2, 238,696		1,638,696

Options granted with milestone requirements

On September 10, 2008, Hyperdynamics granted options to purchase a total of 475,000 shares of common stock to three employees.  Options vest on the occurrence of each of the following milestones:

•	The first joint venture partner that purchases at least a 25% working interest in the Contract Area of the Company’s 2006 PSC
•	Obtaining one or more joint venture partners that purchase at least a 75% working interest in the Contract Area of the Company’s 2006 PSC
•	The first exploration well firm drilling date is publicly announced to drill the first exploration well offshore Guinea

The options have a three-year term from the vesting date and the exercise price of the options will be set at the closing market price of the stock on the day immediately before vesting.  In accordance with SFAS 123(R), the grant date for the above stock options has not occurred, and will not occur until the exercise price of the options is set.  Therefore, the options cannot be valued until the grant date and no stock compensation expense will be recognized until that time.

Warrants

During the years ended June 30, 2009 and 2008, Hyperdynamics did not grant any warrants to consultants.

In addition to the compensatory warrants granted, as discussed above, Hyperdynamics issued or modified the following warrants during the years ended June 30, 2009 and 2008:

Year ended June 30, 2009:

In September 2008, issued of warrants to purchase 1,111,111 shares of common stock at $3.00 per share and warrants to purchase 1,111,111 shares of common stock at $2.75 per share in conjunction with the issuance of $5,000,000 of convertible debentures.  (See Note 9)

The investors in the convertible debentures previously received 2,424,243 warrants to purchase common stock with an exercise price of $3.27 per share as part of a registered direct offering of our common stock completed in May 2008.  The provisions of the warrants include a reduction in the exercise price in the event stock or convertible securities were issued with a lower exercise price. By agreement with the investors, the exercise price of the warrants was reduced from $3.27 to $3.00.

On November 20, 2008, Hyperdynamics entered into an amendment agreement with the same warrant holder.  The agreement reduced the exercise price of the 2,424,243 warrants issued during May 2008 to $2 per share, and reduced the exercise price of the 1,111,111 Series A and Series B warrants each issued during  September 2008 to $2.25 per share and $2.50 per share, respectively.

Year ended June 30, 2008:

In December 2007, Hyperdynamics modified the terms of warrants to purchase 544,000 shares.  The exercise price of the warrants was reduced from $2.50 per share to $1.00 per share (See Note 12).  The warrants were subsequently exercised for cash.

In February 2008, Hyperdynamics issued 550,000 warrants with an exercise price of $2.00 per share in connection with the first closing of notes payable to YA Global (see Note 9).

In May 2008, Hyperdynamics issued 2,424,243 warrants at an exercise price of $3.27 per share in conjunction with the sale of stock  (See Note 11).

In May 2008, Hyperdynamics modified the terms of the warrants to purchase 550,000 shares previously issued to YA Global.  Under the modification, the warrants price was reduced from $2.00 per share to $1.65 per share and YA Global received warrants to purchase an additional 116,000 shares exercisable at $1.65 per share (See Note 12).

In May 2008, Hyperdynamics modified the terms of warrants to purchase 3,480,000 shares.  Under the modification, the exercise price of the warrants was reduced from $2.40 per share to $1.65 per share (See Note 12).

Summary information regarding common stock warrants issued and outstanding as of June 30, 2009 is as follows:

	Warrants	Weighted Average Share Price	Aggregate intrinsic value	Weighted average remaining contractual life(years)
Outstanding at year ended June 30, 2007	10,112,783	$2.46	8,209,000	4.04

Granted	7,664,909	$2.14
Exercised	(1,401,640)	0.55
Expired	(4,658,360)	2.33
Outstanding at year ended June 30, 2008	11,717,692	$2.54	$346,000	4.42

Granted	2,222,222	$2.56
Exercised	-	-
Expired	(3,596,783)	2.84
Outstanding at year ended June 30, 2009	10,343,131	$2.24	$0	5.59

Warrants outstanding and exercisable as of June 30, 2009

Exercise Price	Outstanding Number of Shares	Remaining Life	Exercisable Number of Shares
$1.65	666,666	4 years	666,666
$1.65	3,480,000	5 years	3,480,000
$2.00	2,424,243	6 years	2,424,243
$2.25	1,111,111	7 years	1,111,111
$2.50	1,111,111	7 years	1,111,111
$4.00	1,500,000	5 years	1,500,000
$5.00	50,000	2 years	-
	10,343,131		10,343,131

Warrants outstanding and exercisable as of June 30, 2008

Exercise Price	Outstanding Number of Shares	Remaining Life	Exercisable Number of Shares
$0.25	125,000	1 year or less	125,000
$1.65	666,666	5 years	666,666
$1.65	3,480,000	6 years	3,480,000
$2.50	3,471,783	1 year or less	3,471,783
$3.27	2,424,243	7 years	2,424,243
$4.00	1,500,000	6 years	1,500,000
$5.00	50,000	3 years	-
	11,717,692		11,667,692

14. COMMITMENTS AND CONTINGENCIES

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

US Oil Lawsuit

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

Magee Smith Lawsuit

The case involves a lease which the Company acquired in fiscal 2005, the Magee Smith A The Company believed it had acquired the entire tract and the seller believes that the Company did not acquire some non-producing property on the land.  The seller is seeking a judge’s order to release the land back to them.  The entity that originally conveyed the Magee Smith leases to us have requested a judicial determination of the status of our Magee Smith A lease and the net revenue interest attributable to owners of the leases.  The case has been tried in a bench trial but the judge has not ruled.  The judge’s options include returning a portion of the lease to the original sellers and adjusting our net revenue interest in the Magee Smith A well from approximately 73% to 75% in order to reflect the terms of the lease.   Accordingly, we consider the probability of loss from this case remote.  We conveyed this lease to a third party in 2009.

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

The following is a schedule by years of minimum future rental payments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of June 30, 2009:

Years ending June 30:

2010	$142,000
2011	142,000
2012	142,000
2013	142,000
2014	59,000
Total minimum payments required	$627,000

Rent expense included in net loss from operations:

2009	2008
$125,000	$199,000

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

15. RELATED PARTY TRANSACTIONS

In March 2007, the audit committee approved a consulting contract with Michael Watts under which he will provide investor relations, public relations, financial consulting and general advisory services from March 2007 through March 2010. In June 2007, the compensation committee and audit committee approved a warrant to purchase 1,500,000 shares of common stock at $4.00 per share as the sole compensation associated with this agreement. The fair value of the warrants, as computed using the Black-Scholes option pricing model, was $4,227,000. The warrants expire in June 2014. Warrants previously granted to a company affiliated with Mr. Michael Watts during the year ended June 30, 2004 vested during the year ended June 30, 2006. The vesting of the warrants resulted in compensation costs of $284,000.  In July 2009, this contract was cancelled.

In March 2007, DJX Ltd, which held 2,725 shares of Series B Preferred stock in trust for the grandchildren of Ernest Watts, the father of Chief Executive Officer Kent Watts, was dissolved as it distributed the preferred stock to corporations owned by five separate trusts on behalf of the former beneficiaries of DJX Ltd. As of June 30, 2009 and June 30, 2008, the owners of Series B Preferred stock were family members of Kent Watts, Hyperdynamics’ former CEO and currently a director of the Company.

In June 2007, four of the new corporations converted a total of 238 shares of Preferred Series B stock to 1,762,962 shares of Hyperdynamics common stock. They then exchanged 1,740,000 shares of common stock for warrants to purchase 3,480,000 shares of common stock at $4 per share. The exchange of stock for warrants facilitated the settlement of Hyperdynamics’ lawsuit with Trendsetter Investors LLC (See Note 14). In accordance with a price reset provision in the original warrants, the exercise price of the warrants was reduced from $4.00 per share to $2.40 per share on June 29, 2007. On May 12, 2008, the price was again reset in accordance with this feature to $1.65 per share, resulting in settlement expense of $244,000 (See Note 13).

Series B Preferred stock accrues a dividend at 4% per year.

16. SUBSEQUENT EVENTS

Assets held for sale

In August 2009, the Company received the final payment of $820,000 completing the sale of all our domestic oil and gas properties.

Executive employment agreement:

In connection with the hiring of Mr. Leonard as CEO on July 22, 2009, we granted Mr. Leonard options to purchase 500,000 shares of our common stock at an exercise price of $0.49 which vest immediately.  Mr. Leonard was also granted options to purchase 300,000 shares of our common stock at an exercise price of $0.49 that vest on a monthly basis over five years.  Both of these grants expire five years after issuance.

In addition to the equity award grants discussed above, the Company will annually award Mr. Leonard additional grants based on achieving longer term performance metrics that will be developed by Mr. Leonard and reviewed and approved by the Board and/or the Compensation Committee.  These are as follows:

Performance Option-Grant Awards:

A stock option award will be made for the following three cumulative net cash to the Company equity capital money raising transactions:

When $10 million cumulative is raised, the award is 210,000 stock options.

When $20 million cumulative is raised, the award is an additional 180,000 stock options.

When $30 million cumulative is raised, the award is an additional 210,000 stock options.

All awards vest 1/36 per month over a three-year period from the trigger event.  The Performance Option-Grant Awards options have a five year life, and the exercise price will be $0.49.

A stock option incentive grant will be made based on achieving the following share price thresholds:

$2.00/share	90,000 stock options
$3.00/share	210,000 stock options
$5.00/share	600,000 stock options
$9.00/share	1,200,000 stock options

All awards vest 1/36 per month over a three-year period from the trigger event.  The Performance Option-Grant Awards options shall have a five year life, and the exercise price shall be $0.49.

For awards related to the $2.00 and $3.00 share price, the stock option is earned if the closing price of the shares trade at or above the target price for 15 consecutive trading days.  For awards related to the $5.00 and $9.00 share price, the stock option is earned if the closing price of the shares trade at or above the target price for 5 consecutive trading days.

Series B Prefered Stock

On September 29, 2009, we entered into the Series B Agreement with the holders of all of our Series B preferred stock in which the Series B holders (i) converted all of  their shares of Series B preferred stock into approximately 15,822,222 shares of common stock, (ii) agreed to the cancellation of warrants to purchase 1,000,000 shares of common stock, (iii) agreed to donate, pursuant to a specified schedule, 2,000,000 shares of common stock, issued upon conversion of the Series B preferred stock, and warrants to purchase 1,000,000 shares of common stock, to the American Friends of Guinea, a charitable organization that provides support to the people of Guinea, and (iv) agreed to be subject to a nine month lock-up of the 15,822,222 million shares of common stock received in connection with the conversion of the Series B preferred stock, and any shares that may be received upon exercise of their warrants.  The common stock received upon conversion represented a reduction of 2,000,000 shares that otherwise would have been issuable under the original terms of the Series B preferred stock.

Under the terms of the Series B Agreement, if we complete an equity or debt financing in the future of $10,000,000 or more, we also agreed to (i)  pay a previously owed dividend in the aggregate amount of approximately $430,000 to the Series B holders and (ii) subject to market conditions, release from the lock-up provision described above, up to 1,000,000 shares of common stock received in connection with the Series B preferred stock conversion in order to allow for resale by the Series B holders.

Equity transactions

Other significant stock options granted to employees and third parties for services rendered since June 30, 2009 include:

550,000 stock options granted to Preng and Associates for services rendered associated with the search and hiring of our new CEO, Ray Leonard.  These options are immediately vested and have a $1.28 strike price and a five year life.

250,000 stock options granted to Robert Solberg in connection with his addition and appointment to the board of directors as Chairman of the Board with a strike price of $1.15 and a five year life.

90,000 stock options granted to Ed Shaw in connection with his hiring as the Company’s new Exploration Manager with a strike price of $0.49 and a five year life

200,000 stock options for certain other employees and directors of the Company with strike prices of $0.52, vesting immediately with a three year life

Since the year ended June 30, 2009 and up until September 21, 2009, the following stock issuances have occurred:

250,000 shares granted to Patton Boggs, LLP for legal services rendered

76,941 shares to Christian Smith and Jewel for legal services rendered

237,939 to certain directors and employees of the Company for services rendered in lieu of cash compensation

17.SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED)

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

Costs Excluded

Since there were no proved reserves for the oil and gas properties located in the Republic of Guinea, costs associated with such unproved properties related to continuing operations of $7,663,000 and $7,314,000 as of June 30, 2009 and 2008, respectively, are excluded from amounts subject to amortization. The majority of the evaluation activities are expected to be completed within three years.

Costs Excluded by Year Incurred

	Year Cost Incurred				June 30,
	Prior	2007	2008	2009	2009

Property acquisition	$291,000	$-	$-	$-	$291,000
Exploration	3,848,000	140,000	3,035,000	349,000	7,372,000

Total	$4,139,000	$140,000	$3,035,000	$349,000	$7,663,000

Costs Excluded by Country

	United	Republic of
	States	Guinea	Total

Costs Excluded by Country

Property acquisition	$-	$291,000	$291,000
Exploration	-	7,372,000	7,372,000

Total	$-	$7,663,000	$7,663,000

Changes in Costs Excluded by Country

	United	Republic of
	States	Guinea	Total

Balance at June 30, 2007	$-	$4,279,000	$4,279,000
Additional costs incurred	-	3,035,000	3,035,000
Costs transferred to Depreciation, depletion & amortization pool	-	-	-

Balance at June 30, 2008	$-	$7,314,000	$7,314,000
Additional costs incurred	-	349,000	349,000
Costs transferred to Depreciation, depletion & amortization pool	-	-	-

Balance at June 30, 2009	$-	$7,663,000	$7,663,000

Capitalized Costs Related to Oil and Gas Activities

Aggregate capitalized costs relating to the Hyperdynamics’ crude oil and natural gas producing activities, including asset retirement costs and related accumulated depreciation, depletion & amortization are shown below:

	United	Republic of
	States	Guinea	Total

June 30, 2009
Unproved properties	$-	$7,663,000	$7,663,000
Proved properties	-	-	-
Oilfield equipment	-	-	-

	-	7,663,000	7,663,000

Less accumulated DD&A	-	-	-

Net capitalized costs	$-	$7,663,000	$7,663,000

June 30, 2008
Unproved properties	$1,382,000	$7,314,000	$8,696,000
Proved properties	3,694,000	-	3,694,000
Oilfield equipment	-	-	-

	5,076,000	7,314,000	12,390,000
Less cost recovery upon sale of working interest	(1,161,000)	-	(1,161,000)
Less accumulated DD&A	(758,000)	-	(758,000)

Net capitalized costs	$3,157,000	$7,314,000	$10,471,000

Costs Incurred in Oil and Gas Activities

Costs incurred in connection with Hyperdynamics’ crude oil and natural gas acquisition, exploration and development activities are shown below:

	United	Republic of
	States	Guinea	Total

June 30, 2009
Property acquisition
Unproved	$-	$-	$-
Proved	-	-	-
Exploration	-	349,000	349,000
Development	78,000	-	78,000
Sale of working interest	-	-	-

Total costs incurred	$78,000	$349,000	$427,000

June 30, 2008
Property acquisition
Unproved	$1,000	$-	$1,000
Proved	2,430,000	-	2,430,000
Exploration	554,000	3,035,000	3,589,000
Development	771,000	-	771,000
		-

Total costs incurred	$3,756,000	$3,035,000	$6,791,000

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

	2009	2008

Net revenues from production	$2,397,000	$2,868,000

Production costs
Oil and gas operating	1,123,000	2,355,000
Other taxes	208,000	249,000

Total production costs	1,331,000	2,604,000

Depreciation, depletion and amortization	598,000	686,000
Impairment of oil and gas properties	2,303,000	-

Total costs	4,232,000	3,290,000

Income (loss) before income taxes	(1,835,000)	(422,000)

Income tax expense	-	-

Results of operations	$(1,835,000)	$345,000

DD&A rate per net equivalent barrel	$17.20	$24.33

DD&A and impairment rate per net equivalent barrel	$83.43	$24.33

Proved Reserves

Hyperdynamics does not hold any proved reserves as of June 30, 2009.

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves

The following table presents the standardized measure of future net cash flows from proved oil reserves in accordance with SFAS No. 69. All components of the standardized measure are from proved reserves, all of which are located within the continent of the United States. As prescribed by this statement, the amounts shown are based on prices and costs at June 30, 2008, and assume continuation of existing economic conditions. Future income taxes are based on year-end statutory rates, adjusted for tax credits. A discount factor of 10 percent was used to reflect the timing of future net cash flows. Extensive judgments are involved in estimating the timing of production and the costs that will be incurred through the remaining lives of the fields. Accordingly, the estimates of future net revenues from proved reserves and the present value thereof may not be materially correct when judged against actual subsequent results. Further, since prices and costs do not remain static, and no price or cost changes have been considered, and future production and development costs are estimated to be incurred in developing and producing the estimated proved oil reserves, the results are not necessarily indicative of the fair market value of estimate proved reserves, and the results may not be comparable to estimates by other oil producers.  Hyperdynamics does not hold any proved reserves as of June 30, 2009.

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves

2008

Future cash inflows	$18,783,000
Future production costs	6,541,000
Future development costs	1,440,000
Future income tax expenses	-

Future net cash flows	10,802,000
10% annual discount for estimated timing of cash flows	1,960,000

Standardized measure of discounted future cash flows at the end of the year	$8,842,000

The standardized measure of discounted future net cash flows as of June 30, 2008 was calculated using prices the following average prices in effect as of that date:

2008

Average crude oil price per barrel	$136.74

Sources of Changes in Discounted Future Net Cash Flows

Principal changes in the aggregate standardized measure of discounted future net cash flows attributable to the Hyperdynamics’ proved crude oil reserves, as required by SFAS No. 69, at year end are set forth in the table below.

	2009	2008

Standardized measure of discounted future net cash flows at the beginning of the year	$8,842,000	$369,000

Net changes in prices and production costs	-	1,332,000
Changes in estimated future development costs	-	(1,168,000)
Sales of oil and gas, net of production costs	(1,066,000)	(1,862,000)
Extensions, discoveries and improved recovery less related costs	-	2,058,000
Purchases (sales) of minerals in place	(7,776,000)	8,090,000
Revisions of previous quantity estimates	-	(14,000)
Previously estimated development costs incurred	-	-
Net change in income taxes	-	-
Accretion of discount	-	37,000

Standardized measure of discounted future net cash flows at the end of the year	$-	$8,842,000

 Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On December 17, 2008, we discharged our former certifying accountant, Malone & Bailey, PC.  During the prior two fiscal years and during the interim period commencing on July 1, 2008 and ending on December 17, 2008, there were no adverse opinions or disclaimers of opinion, or qualifications or modifications as to uncertainty, audit scope, or accounting principles by Malone & Bailey, PC in those reports. The decision to change accountants was approved by our audit committee of the board of directors.  During our two most recent fiscal years and during the interim period commencing on July 1, 2008 and ending on December 17, 2008, there were no disagreements with Malone & Bailey, PC, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Malone & Bailey, PC's satisfaction, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report. Malone & Bailey, PC did not advise us:  (A) that internal controls necessary to develop reliable financial statements did not exist; or (B) that information had come to its attention which made it unwilling to rely on management's representations, or unwilling to be associated with the financial statements prepared by management; or (C) that the scope of the audit should have been expanded significantly, or that information had come to its that it concluded would, or if further investigated might, (i) materially impact the fairness or reliability of a previously issued audit report or the underlying financial statements, or the financial statements issued or to be issued covering the fiscal period(s) subsequent to the date of the most recent audited financial statements (including information that might prevent the issuance of an unqualified audit report), and (ii) cause it to be unwilling to rely on management’s representations or be associated with our financial statements; or (D)(1) that information had come to its attention that it had concluded materially impacts the fairness or reliability of either:  (i) a previously issued audit report or the underling financial statements, or (ii) the financial statements issued or to be issued covering the fiscal period(s) subsequent to the date of the most recent financial statements covered by an audit report (including information that, unless resolved to Malone & Bailey, PC’s satisfaction, would prevent it from rendering an unqualified audit report on those financial statements), and (2) that there were any issues that had not bee resolved to Malone & Bailey, PC’s satisfaction prior to its dismissal.

On December 17, 2008, we engaged GBH CPASs, PC to be our new certifying accountant.  During our two most recent fiscal years and during the interim period commencing on July 1, 2008 and ending on December 17, 2008, we did not consult with GBH CPAS, PC regarding: the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on our financial statements and neither written or oral advice was provided that was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue.

We have provided the disclosure contained herein to Malone & Bailey, PC, which has provided a letter addressed to the Commission stating whether it agrees with the statements made by us and, if not, stating the respects in which it does not agree.  That letter was filed as Exhibit 16.1 to our Form 8-K/A filed with the Commission on December 22, 2008.

 Item 9A.    Controls and Procedures

Not applicable.

 Item 9A(T). Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. We identified material weaknesses in our internal control over financial reporting and, as a result of these material weaknesses, we concluded as of June 30, 2009 that our disclosure controls and procedures were not effective.  To address the material weaknesses, we performed additional analysis and other post-closing procedures in an effort to ensure our consolidated financial statements included in this Annual Report have been prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15(d)-15(f)) is defined as a process designed by, or under the supervision of, a company’s principal executive and financial officers, or persons performing similar functions, and effected by a company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally acceptable accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;
•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.
A material weakness is a control deficiency, or combination of control deficiencies, that result in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. As of June 30, 2009, the Company identified the following material weaknesses:

•
Deficiencies in the Company’s Control Environment.  The Company’s control environment did not sufficiently promote effective internal control over financial reporting throughout the organization. This material weakness exists because of the aggregate effect of multiple deficiencies in internal control which affect the Company's control environment, including: a) a failure to effectively implement, follow, and enforce the limits on the delegation of authority for expenditure from the Board of Directors to management, including the failure by management to obtain the required Board approvals for certain expenditures; b) the lack of an internal audit function or other effective mechanism for ongoing monitoring of the effectiveness of internal controls; c) insufficient documentation and communication of our accounting policies and procedures; and d) a failure to develop and implement adequate internal accounting controls at our operations in Guinea to ensure that receipts and expenditures are made only in accordance with authorizations of management, that the resulting records properly reflect the purpose and recipient of payments, and that these records, in reasonable detail, accurately and fairly reflect the underlying transaction and disposition of assets.  The internal control deficiencies related to our Guinean operations resulted in the misappropriation of approximately $130,000 of funds during the first quarter of 2008 and the second quarter of 2009.  The misappropriation was discovered by our management at the end of the second quarter of 2009.  Because of the method used to misappropriate the funds, the losses were expensed during the periods in which they actually occurred.

•
Deficiencies in the staffing of our financial accounting department.  The number of qualified accounting personnel with experience in public company reporting and GAAP is limited.  This weakness does not enable us to maintain adequate controls over our financial accounting and reporting processes regarding the accounting for non-routine and non-systematic transactions. There is a risk that a material misstatement of the financial statements could be caused, or at least not be detected in a timely manner, by this shortage of qualified resources.

•
Departure of members of financial management.  During the fiscal year ended June 30, 2009, certain key members of financial management left the company.  As such, the roles and responsibilities of those certain key members were allocated to only a few remaining members of financial management and thus increasing the risk of a material misstatement of the financial statement existing.

Based on the material weaknesses described above and the criteria set forth by the COSO Framework, we have concluded that our internal control over financial reporting at June 30, 2009, was not effective.
Management’s Planned Corrective Action
In relation to the material weakness identified above, we intend to implement the following plan to address the risk of a material misstatement in the financial statements:

•
curtailing the offending employee’s access to cash and we are considering disciplinary action, including but not limited to termination of, and restitution from, the offending employee, who, as of June 30, 2009, remained employed by us;

•	implementing stronger controls surrounding the bank reconciliation process for our Guinea operations
•
implementing policies and procedures designed to improve the overall control environment, such as obtaining timely acknowledgement of our Code of Ethics, annual re-certification of policies, conducting department meetings in order to communicate accounting policies and procedures, implementing a delegation of authority policy, implementing dual signatories on certain amounts, and implementing restrictions on users’ access to posting in the accounting system;

•
increasing the size and depth of our financial management team by recruiting seasoned professionals with experience in the Commission’s rules and regulations, internal control processes, and non-routine and non-systematic transactions; and

•	engaging an outside law firm that specializes in publicly traded oil and gas companies with extensive experience in the Commission’s rules and regulations.

We anticipate that these organizational and process changes will improve our internal controls environment and increase the likelihood of our identifying non-routine and non-systematic transactions. In addition to the corrective actions listed above, we intend to continue our efforts to improve our control environment and to focus on:

•	refining our period-end financial reporting process;
•	improving our policies, processes, and systems to help insure that our financial reporting, operational, and business requirements are met in a timely manner; and
•	strengthening the risk assessment process.

Auditors’ Attestation

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting for the year ended June 30, 2009. Management’s report was not subject to attestation by our registered public accounting firm for the year ended June 30, 2009 pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial ReportingThere have been no changes in our internal control over financial reporting during the fourth quarter of fiscal year ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

 Item 9B.                       Other Information.

None

PART III

Item 10.  Directors and Executive Officers of the Registrant

Pursuant to General Instructions G(3) to Form 10-K, the information required to be disclosed by this Item will be incorporated herein by reference from our Definitive Proxy Statement under the headings “Executive Officers and Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Ethics,” and “Director Independence” to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended June 30, 2009, or by amendment to this Form 10-K by that deadline.

Item 11.  Executive Compensation

Pursuant to General Instructions G(3) to Form 10-K, the information required to be disclosed by this Item will be incorporated herein by reference from our Definitive Proxy Statement under the heading “Compensation” to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended June 30, 2009, or by amendment to this Form 10-K by that deadline.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Pursuant to General Instructions G(3) to Form 10-K, the information required to be disclosed by this Item will be incorporated herein by reference from our Definitive Proxy Statement under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation” to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended June 30, 2009, or by amendment to this Form 10-K by that deadline.

Item 13.  Certain Relationships and Related Transactions

Pursuant to General Instructions G(3) to Form 10-K, the information required to be disclosed by this Item will be incorporated herein by reference from our Definitive Proxy Statement under the headings “Certain Relationships and Related Transactions, and Director Independence” amd “Director Independence” to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended June 30, 2009, or by amendment to this Form 10-K by that deadline.

Item 14.  Principal Accountant Fees and Services

Pursuant to General Instructions G(3) to Form 10-K, the information required to be disclosed by this Item will be incorporated herein by reference from our Definitive Proxy Statement under the heading “Audit Fees, Audit-Related Fees, Tax Fees, and All Other Fees” to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended June 30, 2009, or by amendment to this Form 10-K by that deadline.

PART IV

 Item 15 Exhibits, Financial Statement Schedules

(A)
Exhibit Number	Description

3.1.1	Certificate of Incorporation (1)

3.1.2	Certificate of Amendment of Certificate of Incorporation, dated January 21, 1997 (1)

3.1.3	Certificate of Amendment of Certificate of Incorporation, dated September 20, 1999 (1)

3.1.4	Certificate of Amendment of Certificate of Incorporation, dated December 22, 2003 (1)

3.2	By-laws (1)

3.3	Amendment to Bylaws (3)

4.1	Series A Certificate of Designation (7)

4.2	Series B Certificate of Designation (8)

4.3	Form of Common Stock Certificate (4)

4.4	First Warrant Issued to Cornell Capital Partners, LP on June 19, 2006 (2)

4.5	Second Warrant Issued to Cornell Capital Partners, LP on June 19, 2006 (2)

4.6	Third Warrant Issued to Cornell Capital Partners, LP on June 19, 2006 (2)

4.7	Investor Registration Rights Agreement between Hyperdynamics and Cornell Capital Partners, LP, dated June 16, 2006 (2)

4.8	Form of Warrant (5)

4.9	Warrant issued to YA Global Investments, L.P. on February 6, 2008 (5)

4.10	Form of Common Stock Purchase Warrant (6)

4.11	Form of Series A Preferred Stock Certificate (7)

4.12	Form of Series B Preferred Stock Certificate (8)

4.13	Warrant issued to Trendsetter Investors, LLC on June 12, 2007 (9)

4.14	Form of 10% Convertible Debenture (11)

4.15	Form of Series A and Series B Common Stock Purchase Warrant (11)

10.1	Hydrocarbon Production Sharing Contract (PSA) between SCS Corporation and the Republic of Guinea, Dated September 22, 2006 (10)

10.2	Amendment Agreement between Enable Growth Partners LP, Enable Opportunity Partners LP and Hyperdynamics Corporation, dated November 20, 2008 (12)

10.3*	Employment Agreement between Hyperdynamics and James R. Spear, dated November 1, 2007 (13)

10.4*	Employment Agreement between Hyperdynamics and Jason D. Davis, dated June 17, 2009 (14)

10.5*	Employment Agreement between Hyperdynamics and Ray Leonard, dated July 22, 2009 (15)

10.6	Employment Agreement between Hyperdynamics and Harry Briers, dated October 9, 2006 (17)

10.7	Separation and Severance Agreement between Hyperdynamics and Harry Briers, dated October 9, 2006 (17)

10.8	Memorandum of Understanding between the Government of the Republic of Guinea and SCS Corporation, dated September 11, 2009 (English translation) (16)

10.9	Memorandum of Understanding between the Government of the Republic of Guinea and SCS Corporation, dated September 11, 2009 (original French version) (16)
10.10**	Agreement among Hyperdynamics and the Series B Preferred Stockholders, dated September 29, 2009

14.1	Code of Ethics (1)

16.1	Letter from Malone & Bailey, P.C. regarding change in certifying accountant (18)

21.1**	Subsidiaries

23.1**	Consent of Malone & Bailey, P.C.

23.2**	Consent of GBH CPAs, P.C.

31.1**
Certification of Chief Executive Officer of Hyperdynamics Corporation required by Rule 13a-14(1) or  Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**
Certification of Chief Financial Officer and Principal Accounting Officer of Hyperdynamics Corporation required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer of Hyperdynamics Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63

32.2**	Certification of Chief Financial Officer and Principal Accounting Officer of Hyperdynamics Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.

* Management contracts or compensatory plans or arrangements.
** Filed herewith.

(1) Incorporated by reference to our Form 10-KSB/A filed May 16, 2005.
(2) Incorporated by reference to our Form 8-K filed June 23, 2006.
(3) Incorporated by reference to our Form 8-K filed March 9, 2009.
(4) Incorporated by reference to our Form S-1 filed January 12, 2006, as amended.
(5) Incorporated by reference to our Form 8-K filed February 8, 2008.
(6) Incorporated by reference to our Form 8-K filed May 12, 2008.
(7) Incorporated by reference to our Form SB-2 filed February 25, 2000.
(8) Incorporated by reference to our Form 8-K filed June 15, 2001.
(9) Incorporated by reference to our Form 8-K filed June 18, 2007.
(10) Incorporated by reference to our Form 8-K filed September 28, 2006.
(11) Incorporated by reference to Form 8-K filed September 2, 2008.
(12) Incorporated by reference to Form 8-K filed November 24, 2008.
(13) Incorporated by reference to Form 8-K filed March 10, 2008.
(14) Incorporated by reference to Form 8-K filed July 6, 2009.
(15) Incorporated by reference to Form 8-K filed July 23, 2009.
(16) Incorporated by reference to Form 8-K filed September 15, 2009.
(17) Incorporated by reference to Form 10-K filed October 13, 2006
(18) Incorporated by reference to Form 8-K/A, dated December 22, 2008.

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

HYPERDYNAMICS CORPORATION

September 29, 2009	/s/ Ray Leonard
Ray Leonard
President, CEO and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

September 29, 2009	/s/ Robert Solberg
Robert A. Solberg
Non-Executive Chairman and Director

September 29, 2009	/s/ Ray Leonard
Ray Leonard
President, CEO and Director

September 29, 2009	/s/ Roger Friedberger
Roger Friedberger
Director

September 29, 2009	/s/ Charles Andrews
Charles Andrews
Director

September 29, 2009	/s/ Pasquale Scaturro
Pasquale Scaturro
Director

September , 2009	_________________
David A. L. Owen
Director

September 29, 2009	/s/ Herman Cohen
Herman Cohen
Director

September 29, 2009	/s/ Jason Davis
Jason Davis
CFO and Principal Accounting Officer

EXHIBIT INDEX

3.1.1	Certificate of Incorporation (1)

3.1.2	Certificate of Amendment of Certificate of Incorporation, dated January 21, 1997 (1)

3.1.3	Certificate of Amendment of Certificate of Incorporation, dated September 20, 1999 (1)

3.1.4	Certificate of Amendment of Certificate of Incorporation, dated December 22, 2003 (1)

3.2	By-laws (1)

3.3	Amendment to Bylaws (3)

4.1	Series A Certificate of Designation (7)

4.2	Series B Certificate of Designation (8)

4.3	Form of Common Stock Certificate (4)

4.4	First Warrant Issued to Cornell Capital Partners, LP on June 19, 2006 (2)

4.5	Second Warrant Issued to Cornell Capital Partners, LP on June 19, 2006 (2)

4.6	Third Warrant Issued to Cornell Capital Partners, LP on June 19, 2006 (2)

4.7	Investor Registration Rights Agreement between Hyperdynamics and Cornell Capital Partners, LP, dated June 16, 2006 (2)

4.8	Form of Warrant (5)

4.9	Warrant issued to YA Global Investments, L.P. on February 6, 2008 (5)

4.10	Form of Common Stock Purchase Warrant (6)

4.11	Form of Series A Preferred Stock Certificate (7)

4.12	Form of Series B Preferred Stock Certificate (8)

4.13	Warrant issued to Trendsetter Investors, LLC on June 12, 2007 (9)

4.14	Form of 10% Convertible Debenture (11)

4.15	Form of Series A and Series B Common Stock Purchase Warrant (11)

10.1	Hydrocarbon Production Sharing Contract (PSA) between SCS Corporation and the Republic of Guinea, Dated September 22, 2006 (10)

10.2	Amendment Agreement between Enable Growth Partners LP, Enable Opportunity Partners LP and Hyperdynamics Corporation, dated November 20, 2008 (12)

10.3*	Employment Agreement between Hyperdynamics and James R. Spear, dated November 1, 2007 (13)

10.4*	Employment Agreement between Hyperdynamics and Jason D. Davis, dated June 17, 2009 (14)

10.5*	Employment Agreement between Hyperdynamics and Ray Leonard, dated July 22, 2009 (15)

10.6	Employment Agreement between Hyperdynamics and Harry Briers, dated October 9, 2006 (17)

10.7	Separation and Severance Agreement between Hyperdynamics and Harry Briers, dated October 9, 2006 (17)

10.8	Memorandum of Understanding between the Government of the Republic of Guinea and SCS Corporation, dated September 11, 2009 (English translation) (16)

10.9	Memorandum of Understanding between the Government of the Republic of Guinea and SCS Corporation, dated September 11, 2009 (original French version) (16)
10.10**	Agreement among Hyperdynamics and the Series B Preferred Stockholders, dated September 29, 2009

14.1	Code of Ethics (1)

16.1	Letter from Malone & Bailey, P.C. regarding change in certifying accountant (18)

21.1**	Subsidiaries

23.1**	Consent of Malone & Bailey, P.C.

23.2**	Consent of GBH CPAs, P.C.

31.1**
Certification of Chief Executive Officer of Hyperdynamics Corporation required by Rule 13a-14(1) or  Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**
Certification of Chief Financial Officer and Principal Accounting Officer of Hyperdynamics Corporation required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer of Hyperdynamics Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63

32.2**	Certification of Chief Financial Officer and Principal Accounting Officer of Hyperdynamics Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.

* Management contracts or compensatory plans or arrangements.
** Filed herewith.

(1) Incorporated by reference to our Form 10-KSB/A filed May 16, 2005.
(2) Incorporated by reference to our Form 8-K filed June 23, 2006.
(3) Incorporated by reference to our Form 8-K filed March 9, 2009.
(4) Incorporated by reference to our Form S-1 filed January 12, 2006, as amended.
(5) Incorporated by reference to our Form 8-K filed February 8, 2008.
(6) Incorporated by reference to our Form 8-K filed May 12, 2008.
(7) Incorporated by reference to our Form SB-2 filed February 25, 2000.
(8) Incorporated by reference to our Form 8-K filed June 15, 2001.
(9) Incorporated by reference to our Form 8-K filed June 18, 2007.
(10) Incorporated by reference to our Form 8-K filed September 28, 2006.
(11) Incorporated by reference to Form 8-K filed September 2, 2008.
(12) Incorporated by reference to Form 8-K filed November 24, 2008.
(13) Incorporated by reference to Form 8-K filed March 10, 2008.
(14) Incorporated by reference to Form 8-K filed July 6, 2009.
(15) Incorporated by reference to Form 8-K filed July 23, 2009.
(16) Incorporated by reference to Form 8-K filed September 15, 2009.
(17) Incorporated by reference to Form 10-K filed October 13, 2006
(18) Incorporated by reference to Form 8-K/A, dated December 22, 2008.