Form 10-K/A
period 2009-06-30
HYPERDYNAMICS CORP
filed 2009-10-28
CIK 937136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 1

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2009
or
☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ___________

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
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
☐Yes	☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge , in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.
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

EXPLANATORY NOTE

Hyperdynamics Corporation (the “Company,” “we,” “us” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend its Annual Report on Form 10-K for the year ended June 30, 2009, filed with the Securities and Exchange Commission (the “SEC”) on September 30, 2009 (the “Original Form 10-K”).

This Amendment is being filed to amend the Original Form 10-K to include the information required by Items 10 through 14 of Part III of Form 10-K.  The Company is also amending the disclosure concerning the Wellington LLC and US Oil litigation matters disclosed in Item 3 of Part I of the Original Form 10-K to include disclosure concerning the interlocutory appeal in the Wellington LLC litigation matter and the granting of a motion for sanctions in the US Oil litigation matter.  The Company is also updating its list of exhibits in Item 15 of this report to include the certifications specified in Rule 13a-14(a) under the Securities Exchange Act of 1934 (the “Exchange Act”) required to be filed with this Amendment.  Except for (i) the amended disclosure in Item 3 of Part I (described above, (ii) the addition of the Part III information and (iii) the filing of related certifications, no other changes have been made to the Original Form 10-K.  Except as described above, this Amendment does not reflect events occurring after the filing of the Original Form 10-K or modify or update those disclosures affected by subsequent events.

i

TABLE OF CONTENTS

ii

PART I

Item 3.	Legal Proceedings

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

The Georgia Court of Appeals rejected our appeal of the trial court’s order dismissing the non-Georgia defendants because it was not a “final order,” though it was in effect as to the dismissed defendants.  The Court of Appeals’ action returned the case to the trial court where a Motion for Reconsideration was filed due to a dramatic change in the law of personal jurisdiction in Georgia. (See Innovative Clinical & Consulting v. First National Bank of Ames , 279 Ga. 672 (2005).)  On November 25, 2008, the court consented to an interlocutory appeal of the ruling, thereby allowing that ruling to become final and allow for appeal.  The appeal was filed on October 3, 2009 and briefing should concluded by January 22, 2010 with a ruling expected in 2010.  The Company has determined that the possibility of loss is remote and has not recorded a potential liability.

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

In the US Oil v. SCS and HDY case, we are preparing discovery to be sent to Plaintiff.  Initial efforts by Plaintiff to resolve this case without further litigation is in the very early stages.  It is unknown at this time the chance of success of these resolution efforts.  We remain in the discovery stage (brought by us); and the court has entered an Order dated September 30, 2009 granting the Motion for Sanctions against US Oil.  Management considers the probability of loss from this case remote.

Raymond Thomas et al v. Ashley Investment et al.

Trendsetter Production Company was named in a lawsuit, Raymond Thomas et al v. Ashley Investment et al., No. 38,839 “C”, 5 the Judicial District Court, Parish of Richland, State of Louisiana.  The case is an environmental cleanup case involving wells operated by Trendsetter prior to our acquisition of the company.  All operators in two fields, about fifty separate defendants, are named in the suit.  The case is in the early discovery stage ( and our attorneys are developing strategies to defend the suit.  We believe a loss from this case is possible; however, the loss or range of loss cannot be reasonably estimated.

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

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Board of Directors

The following table sets forth each of our Directors’ name, age, and positions and offices with us.  The expiration of each of their current terms as our directors expires at the next annual meeting of our stockholders. There is no family relationship between or among any of the Directors and our Executive Officers.  Board vacancies are filled by a majority vote of the Board. We have an Audit Committee, a Compensation Committee, a Nominating Committee and a Government Relations Committee.

Name		Position	Age

Ray Leonard		Director, CEO and President	56

Robert A. Solberg	*	Director and Non-Executive Chairman	63

Herman Cohen	*	Director	77

Roger D. Friedberger	*	Director	58

Lord David Owen	*	Director	71

Pasquale Scaturro	*	Director	55

Charles H. Andrews	*	Director	77
________________________

*           Independent Director

Ray Leonard was appointed to the Board of Directors and was appointed CEO and President in July 2009.  Mr. Leonard most recently served as the Vice President of Eurasia & Exploration for the newly formed Kuwait Energy Company from December 2006 to June 2009.  From January 2005 to November 2006, Mr. Leonard served as the Senior Vice President of International Exploration and Production of MOL Plc.  Mr. Leonard also served as Vice President of Exploration & New Ventures for YUKOS, Russia’s second largest oil company, based in Moscow, Russia from February 2001 to December 2004.  Prior to joining YUKOS, Leonard held the title of Vice President of Exploration with First International Oil from June 1998 to January 2001.  Previously, Mr. Leonard spent 19 years with Amoco, where he began as a geologist and was promoted to the executive level as Vice President of Resource Acquisitions.  During his tenure at Amoco, he held a three-year assignment as Division Geologist in West Africa.  Mr. Leonard holds a Master of Arts in Geology from the University of Texas-Austin and a Bachelor of Science in Geosciences from the University of Arizona.

Robert A. Solberg was appointed to the Board of Directors in August 2009 and serves as non-executive Chairman of the Board.  He was the president of Texaco Inc.’s Worldwide Exploration and Development division from 1998 until his retirement in 2002.  Prior to 1998, Mr. Solberg held senior management positions at Texaco, Inc. for operations in the U.S., the Middle East, Asia and Europe.  Mr. Solberg is presently a director and the non-executive chairman of Scorpion Offshore, an offshore drilling company, that is a public company on the Oslo, Norway stock exchange.  Mr. Solberg is also a director and the non-executive chairman of JDR Cable Systems, which supplies custom cable and subsea connection equipment to the offshore oil and gas industry.  Mr. Solberg is a licensed petroleum engineer, and he holds a B.S Degree in Civil Engineering—University of North Dakota (1969).

Charles H. Andrews was appointed to the Board of Directors in December 2007. Mr. Andrews is a Geoscientist with over forty years experience in the oil and gas exploration and geophysical services industries. From 1987 through the present, Mr. Andrews has been the CEO of Andrews Geoscience, Inc., doing acquisition and processing quality control and interpretation, where he became experienced in 3-D seismic acquisition design and processing. Mr. Andrews is the principal owner of Andrews Geoscience, Inc. From 1997 through 2002, he was Chief Geophysicist of Seismic Ventures, Inc. As Chief Geophysicist and later Geophysical Advisor/Corporate Development, he evaluated seismic processing programs, performed design for seismic acquisition surveys, and evaluated business opportunities involving data purchases, vendor outsourcing, and use of 4D (Time lapse) seismic data.  From 2002 through July 2008, Mr. Andrews has been with Seismic Wavelet Imaging, Inc. where he is currently a V.P. Seismic Wavelet Imaging, Inc. provides seismic processing to enhance the resolution of seismic data.  From 2007 though the present, he has been with Precision Wells, Inc. where he is V.P. of Geophysics.

Herman Cohen was appointed to the Board of Directors in July 2009.  Mr. Cohen has been the owner of Cohen & Woods International since 1998.  At Cohen & Woods International, Mr. Cohen specializes in providing strategic planning services to African governments and companies doing business in Africa.  Mr. Cohen also served as a Senior Advisor to Global Coalition for Africa from 1993-1998 at World Bank.  Previous to his position at World Bank, Mr. Cohen served in the U.S. Foreign Service from 1955-1993.  During his career with the U.S. Foreign Service, Mr. Cohen served as the U.S. Ambassador to Senegal and The Gambia from 1977 to 1980 and from 1989 to 1993 Mr. Cohen served as assistant secretary for African Affairs under President George H.W. Bush.

Roger D. Friedberger was appointed to the Board of Directors in June 2008.  Since November 2008, Mr. Friedberger has been the Chief Financial Officer of Encore Power Development, LLC, a wind energy services company, and from March 2008 to October 2009 the Chief Financial Officer of GrowthForce LLC, an accounting services firm.  From June 2009 he has been serving as a Director of NutshellMail a social networking email infrastructure company.  Previously from 1996 to 2004 he was the Chief Financial Officer of ILOG S.A (NASDAQ: ILOG), and from October 2005 to December 2006 he was the Chief Financial Officer of SPL WorldGroup which was acquired by Oracle in November 2006.  He also has served from April 2005 to September 2005 as the interim Chief Financial Officer of Insignia Solutions, which company he helped to take public as Chief Financial Officer on NASDAQ in 1995.  From March 2007 to November 2007 he was the Chief Financial Officer of Realm Business Solutions and from January 2004 to September 2005 he served as the Chief Financial Officer of MailFrontier, both private venture capital backed companies.  He has a Bachelor of Commerce degree (Accounting) from the University of Leeds, England (1972).  Mr. Friedberger qualified as a California CPA in 1977 and as a Chartered Accountant in England and Wales in 1975.

Lord David Owen was appointed to the Board of Directors in September 2009.  Since 2002, Lord Owen has been the non-executive chairman of Europe Steel, Ltd., and since 1996, the non-executive director of US Healthcare, Abbott Laboratories, Inc. (NYSE: ABT).  He was also the chairman of YUKOS International U.K. B.V., part of the former Russian oil company, YUKOS, from 2002 until 2005. Prior to that, he was Executive Chairman of Global Natural Energy Ltd, a metals trading company with interests in gasoline stations in the United Kingdom.  Lord Owen was also a member of the advisory board of Terra Firma Capital Partners from 2004 until 2008.  He is a former member of the British Parliament.  In his last position with the British government, Lord Owen was named Secretary of State for Foreign and Commonwealth Affairs from 1977 to 1979.  During that time he was heavily involved in diplomatic activity in both South and West Africa.  Lord Owen was the opposition Labor Party spokesman on Energy from 1979 until 1981.  He co-founded the British Social Democratic Party in 1981 and served as its leader from 1983 until 1990.

Pasquale Scaturro was appointed to the Board of Directors in July 2009.  He has been the owner of Exploration Specialists Inc. since 1992.  At Exploration Specialists Inc., Mr. Scaturro specializes in all facets of project development, organization and management in international and domestic oil and gas exploration and development.  In addition to his role at Exploration Specialists Inc., Mr. Scaturro also serves as a geophysicist and geologist at Knowledge-Reservoir, LLC.  Mr. Scaturro has also served as the Chief Geophysicist at Tricon Geophysics from 1994 to 2002 and was the President of Z-Byte Data Services, Inc. from 1988 to 1992.

Executive officers

Jason D. Davis, 37, became our Chief Financial Officer, Principal Accounting Officer and Corporate Secretary in July 2009.  Mr. Davis is a licensed certified public accountant and has served in various financial positions for several companies including the Assistant Controller at Isolagen, Inc (AMEX: ILE) from March 2004 to August 2005, the Manager of SEC Reporting at Texas Genco, LLC from August 2005 to June 2006, and the Controller at Particle Drilling Technologies, Inc. (PDRT.PK) from June 2006 to June 2009.  Mr. Davis also served as the interim Chief Financial Officer for Particle Drilling Technologies, Inc. from January 2009 to June 2009.  Mr. Davis was an accountant with Deloitte & Touche after obtaining his BBA in Accountancy and Taxation from the University of Houston in 1997 until 2003.

Harry J. Briers, 46, was elected as Vice President of Operations for Hyperdynamics Corporation in 1999.  He became our Executive Vice President in October 2002.  He was a Director from 2000 until 2009.  He began as our Director of Integrated Information Systems when he joined us in May 1998.  From 1988 until May 1998, Mr. Briers owned and operated Perfect Solutions, a software consulting firm in Houston, Texas.  He has extensive experience in the sale and implementation of mission critical software applications.  Prior work experience included consulting for Ernst & Young in its Entrepreneurial Services Group.  Mr. Briers has a B.S. in Accounting and an MBA from the University of Houston-Clear Lake.  As Executive Vice President, he is responsible for managing the daily operations of the organization.  Mr. Briers holds no other directorships.

Shareholder Communications

The Board has not adopted formal policies with regard to shareholder communications with individual Board members, nor have we adopted procedures whereby shareholders may make recommendations for nominations for director.

Board Meetings During Fiscal Year 2009

The Board of Directors held meetings on 11 occasions during the fiscal year ended June 30, 2009.  The Board of Directors also took action by written consent on 12 occasions during the fiscal year ended June 30, 2009.  No incumbent director missed more than 75% of the meetings of the Board in the past year.

Board Committees

Committee Assignments

On October 12, 2009, the Board approved the reassignment of certain directors to various Board committees.  The table below reflects the new composition of the committees of the Board.

Name of Director	Audit Committee	Compensation Committee	Nomination Committee	Government Relations Committee
Robert A. Solberg*	Member	Chairman	Chairman
Roger D. Friedberger	Chairman	Member
Charles H. Andrews	Member	Member
Pasquale V. Scaturro				Member
Herman Cohen			Member	Chairman
Hon. Lord David Owen			Member	Member

* Chairman of the Board.

The audit committee of the Company reviews the adequacy of systems and procedures for preparing the financial statements and the suitability of internal financial controls.  The audit committee also reviews and approves the scope and performance of the Company’s independent registered public accounting firm.  As of June 30, 2009, the members of our Audit Committee consisted of Messrs. Andrews, Stohler and Friedberger.  As of the date of this Form 10-K/A, our Audit Committee members are Messers. Andrews, Solberg and Friedberger.  All committee members are independent.  Mr. Friedberger is the chairman of the Audit Committee and financial expert based on his experience as a chief financial officer at public companies.  The Audit Committee has a written charter, which was included in our proxy statement filed on March 3, 2009.  The audit committee reviews and assesses the adequacy of the Audit Committee charter annually.  During the year ended June 30, 2009, the Audit Committee met seven times.

As of June 30, 2009, the members of our Nomination Committee consisted of Messrs. Andrews and Stohler.  As of the date of this Form 10-K/A, our Compensation Committee members are Messrs. Solberg, Friedberger and Andrews.  Mr. Solberg is the chairman of the Compensation Committee.  All committee members are independent.  During the year ended June 30, 2009, the Compensation Committee met six times.  The Compensation Committee has a written charter, which was included in our proxy statement filed on March 3, 2009.

As of June 30, 2009, the members of our Nomination Committee consisted of Messrs. Andrews, Stohler and Friedberger.  As of the date of this Form 10-K/A, our Nomination Committee members are Messrs. Solberg, Cohen and Owen. Mr. Solberg is the chairman of the Nomination Committee.  All committee members are independent. During the year ended June 30, 2009, the Nomination Committee met three times.  The Nomination Committee does not have a charter.

Our Government Relations Committee was formed in 2009 and its members are Messrs. Scaturro, Cohen, and Owen.  All committee members are independent.  Mr. Cohen is the chairman of the Government Relations Committee.  During the year ended June 30, 2009, the Governmental Relations Committee did not meet.  The Governmental Relations Committee does not have a charter.

Audit Committee Report

The Audit Committee has reviewed and discussed the audited financial statements with management. The Audit Committee has discussed with the independent auditors the matters required to be discussed by SAS 61 (Codification of Statements on Auditing Standards, AU § 380), as may be modified or supplemented. The Audit Committee has received the written disclosures and the letter from the independent accountants required by the applicable requirements of the Public Company Accounting Oversight Board regarding the independent accountant’s communications with the Audit Committee concerning independence, as may be modified or supplemented, and has discussed with the independent accountant the independent accountant's independence. Based on the review and discussions, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2009 filed on September 30, 2009.

Members of the Audit Committee:

/s/ Charles H. Andrews
/s/ Robert A. Solberg
/s/ Roger D. Friedberger

Section 16(A) Beneficial Ownership Reporting compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings.  Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended June 30, 2009, all filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with except for the following late filings:  (a) Mr. Friedberger was late filing a Form 4 with respect to one transaction, which was subsequently reported on a Form 4, (b) Mr. Poling was late filing a Form 4 with respect to one transaction, which was subsequently reported on a Form 4, and (c) Mr. Spear was late filing a Form 4 with respect to one transaction, which was subsequently reported on a Form 4.

Code of Ethics

We have adopted a Code of Ethics that applies to principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, which was filed on Form 10-KSB/A on May 16, 2005.  We will provide without charge a copy of our Code of Ethics upon request.  Such request should be directed in writing to: Jason Davis, CFO, Hyperdynamics Corporation, One Sugar Creek Center Blvd., #125, Sugar Land, Texas 77478, voice: (713) 353-9400, fax: (713) 353-9421.  Our Web site is www.hyperdynamics.com.

Item 11.	Executive Compensation.

Compensation Discussion and Analysis

Our compensation discussion and analysis for the fiscal year ended June 30, 2009 discusses the compensation for our Named Executive Officers (“NEO’s”) who are reflected in the Summary Compensation Table below and consist of our Chief Executive Officer, Chief Financial Officer, and our other executive officer.  In this compensation discussion and analysis, the terms “we” and “our” refer to Hyperdynamics Corporation, and not the Compensation Committee.

Compensation Objectives and Elements

What are the objectives of our executive officer compensation program?

The objectives of the Compensation Committee of the Board of Directors in determining executive compensation are to (1) attract and retain key individuals who are important to the continued success of Hyperdynamics, and (2) provide strong financial incentives, at reasonable cost to the shareholders, for senior management to enhance the value of the shareholders’ investment.

What is our executive officer compensation program designed to reward?

Our compensation program is designed to reward individuals for the achievement of our business goals and to foster continuity of management by encouraging key individuals to maintain long-term careers with Hyperdynamics.

What are the elements of our executive officer compensation program and why do we provide each element?

The elements of compensation that the Compensation Committee uses to accomplish these objectives include base salaries, bonus, and long term incentives in the form of stock and stock options.  We also provide perquisites to certain executives and health and insurance to all employees. The elements of compensation that we offer help us to attract and retain our officers. The specific purpose of each element is outlined below.

Base Salaries

We provide fixed annual base salaries as consideration for each individual’s performance of his or her job duties. Salaries are set based on level of responsibility, skills, knowledge, experience, and contribution to Hyperdynamics’ business.

Bonus

Bonus may be awarded as part of annual salary and it is a component of variable compensation.  Bonuses have not been awarded in any year presented. The employment agreement for Kent Watts (former CEO, President and Director), provided for a bonus formula of 1% of net income per year.  Harry Briers is eligible to receive performance bonuses under the terms of his employment agreement as determined by the Board of Directors and CEO.

Long-term Incentives

We provide long-term incentives in the form of stock and stock options; customarily stock options.  Long-term incentives are a component of variable compensation because the amount of income ultimately earned is dependent upon and varies with Hyperdynamics’ common stock price over the term of the option. The stock option awards tie a portion of executive compensation to the stock price and accordingly the financial results of the company. Hyperdynamics does not use a formula to determine stock and stock option awards to executives.  Stock option awards are not designed to be tied to yearly results. Hyperdynamics views stock option awards as a means to encourage equity ownership by executives and thus to generally align the interests of the executives with the shareholders.

Hyperdynamics’ Stock and Stock Option Plan (the “Plan”) authorizes the Compensation Committee to grant stock options, restricted stock, and stock registered under a Form S-8 registration statement to officers and other key employees.  The Compensation Committee implements this authority by awarding stock options designed to align the interests of all senior executives to those of shareholders. This is accomplished by awarding stock options, which rise in value based upon the market price rise of Hyperdynamics’ common stock, on a systematic basis.

Hyperdynamics also has a Restricted Stock Award Plan, under which it can award stock options, warrants, and restricted stock to employees, consultants, and vendors.  The Compensation Committee implements this authority by awarding stock options designed to align the interests of all senior executives to those of shareholders.

We report the estimated fair value of our stock option grants, as determined for accounting purposes in accordance with SFAS 123R, using the Black-Scholes option pricing model, in the Summary Compensation Table and the Grants of Plan-Based Awards table. The amount reflected for accounting purposes does not reflect whether the executive has or will realize a financial benefit from the awards. Because stock option awards are made at a price equal to or above the market price on the date of grant, stock options have no intrinsic value at the time of grant. We believe the potential appreciation of the option awards over the stock price provide motivation to executives.

Perquisites

Perquisites are determined on a case-by-case basis and currently include the following:

In accordance with his negotiated employment agreement, Harry Briers is provided a company car.  Kent Watts (former CEO, President and Director) was provided a company car pursuant to his employment agreement that terminated on July 1, 2009 pursuant to its terms.

Mr. Watts’ employment package during fiscal year 2009 also provided for Hyperdynamics to pay for a country club membership for him. Hyperdynamics did not pay for this perquisite prior to July 1, 2008.

How do we determine the amount for each element of executive officer compensation?

Our policy is to provide compensation packages that are competitively reasonable and appropriate for our business needs. We consider such factors as competitive compensation packages as negotiated with our officers; evaluations of the CEO and other executive officers; achievement of performance goals and milestones as additional motivation for certain executives; officers’ ability to work in relationships that foster teamwork among our executive officers; officers’ individual skills and expertise, and labor market conditions. We do not, at this time, engage a third-party compensation consultant.

During the fiscal years ended June 30, 2007, 2008, and 2009, total executive compensation consists of base salary and option awards. Generally, the option awards for executive are a quarterly award for a certain number of shares, as negotiated in the executive’s contract, with an exercise price based on the market price on the grant date. Because of the simplicity of the compensation package, there is very little interaction between decisions about the individual elements of compensation.

Hyperdynamics’ Compensation Committee, in August 2006, negotiated a new employment agreement with Hyperdynamics’ Kent Watts (former CEO, President and Director). The Compensation Committee researched the compensation packages of CEO’s of companies with a similar market capitalization as a starting point for its deliberations and concluded that a base salary at $250,000 per year was adequate compensation for Mr. Watts (former CEO, President and Director). The base salaries of other named executives are recommended by the CEO. They are determined based on a qualitative assessment of the individual’s level of responsibility, skills, knowledge, experience, and contribution to Hyperdynamics’ business. Each individual’s salary as a proportion of CEO pay reflects this assessment.

Options to purchase a predetermined number of shares of common stock at fair market value vest on a quarterly basis. The number of options per quarter for the CEO was determined by the Compensation Committee. The number of options per quarter for the CEO’s subordinate officers are recommended by the CEO and are based upon a qualitative assessment of the individual’s level of responsibility, skills, knowledge, experience, and contribution to Hyperdynamics’ business. Also, certain executives have unvested stock option awards whose vesting is contingent upon the satisfaction of performance conditions.

The following table reflects each named officer’s base salary and option package as of June 30, 2009:

	Base salary	% of CEO amount	Options per quarter	% of CEO amount
Kent P. Watts (former CEO, President and Director)	$250,000	100%	40,000	100%
Harry James Briers, EVP	190,000	76%	25,000	63%
Sarah Berel-Harrop (former CFO)	175,000	70%	20,000	50%

As more fully described below in “Agreements with Executives and Officers,” in July 2009, subsequent to the year ended June 30, 2009, the Compensation Committee approved employment agreements with Ray Leonard, our current CEO and President, and Jason Davis, our current CFO.  As described in the Current Report on Form 8-K with the Securities and Exchange Commission on October 16, 2009, on October 12, 2009, subsequent to the fiscal year ended June 30, 2009, the Board of Directors approved an amendment to Mr. Davis’ employment agreement, our current CFO, that modified the quarterly option grant provisions under his employment agreement.  Instead of making future quarterly option grants (following October 2009), the Board of Directors decided to grant Mr. Davis an option to purchase 161,000 shares of common stock.  The grant was made pursuant to the Plan.  Mr. Davis’ option has an exercise price of $1.61, which was the closing price of our common stock on October 9, 2009 or the trading date immediately preceding the date of grant, a term for five years from the date of grant, and will vest 33% on anniversary date during each of the three years following the grant date.

Administration of Executive Compensation

The Compensation Committee reviews and approves corporate goals and objectives relevant to compensation of the CEO, evaluates the CEO’s performance and sets his compensation.  The Compensation Committee also reviews the CEO’s recommendations for and sets the salaries of other key officers.

CEO involvement in compensation decisions

The CEO makes recommendations to the Compensation Committee concerning the employment packages of all subordinate officers.  Neither the CEO nor any other company officer or employee attends periodic executive sessions of the Compensation Committee.

How compensation or amounts realizable from prior compensation are considered

The amount of past compensation generally does not affect current year considerations because bonuses and long term incentives are awarded for each individual fiscal year’s job performance and because stock awards are consistent from year to year.

Tax considerations

The company’s compensation plans are designed generally to ensure full tax deductibility of compensation paid under the plans.  This includes compliance with Section 162(m) of the Internal Revenue Code, which limits the company’s tax deduction for an executive’s compensation to $1 million unless certain conditions are met.  For fiscal year ended June 30, 2009 the full amount of all compensation provided to all executives was tax deductible to the company.

Timing, grant date, and exercise price for stock option awards

Our policy is to award stock options quarterly on the same day of the quarter, either the last day of the quarter or the first day of the quarter, for each awardee. The number of shares per quarter is awarded is determined at the time the employment agreement with the executive is negotiated. Stock option exercise prices are the closing price on the date of grant. We also have made certain awards based on the completion of performance criteria.

Analysis of variations in individual NEO’s compensation

Each NEO’s compensation is detailed in the Compensation Tables. Each NEO’s contract is described under the caption Agreements with Executives and Officers. Factors to consider when reviewing the tables follow:

The Compensation Committee considered and approved a contract for Mr. Kent Watts (former CEO, President and Director) in August 2006. Mr. Watt’s base salary had not changed since 1999 and was adjusted to reflect current conditions; accordingly, his salary increased by approximately $150,000 per year. Additionally, beginning in the year ended June 30, 2007, Mr. Watts received a company car and options to purchase 40,000 shares of common stock each quarter.  This contract terminated on July 1, 2009 pursuant to its terms.

The Compensation Committee considered and approved a new contract for Mr. Harry Briers in October 2006.  In the years ended June 30, 2007, June 30, 2008 and June 30, 2009, Mr. Briers was provided with a company car, the cost of which is included in the Summary Compensation Table.

Employment Agreements with Current CEO and CFO

As more fully described below in “Agreements with Executives and Officers,” in July 2009, the Compensation Committee approved employment agreements with Ray Leonard, our current CEO and President, and Jason Davis, our current CFO.

COMPENSATION TABLES

The following tables show salaries, bonuses, incentive awards, retirement benefits and other compensation relating to fiscal year ended June 30, 2009 for the Chief Executive Officer, Chief Financial Officer, and our other executive officer. Columns for which there was no compensation have been omitted.

SUMMARY COMPENSATION TABLE

Fiscal Year end June 30, 2009
Name &Principal Position	Year	Salary	Stock Awards	Option Awards	All Other Compensation	Total
(a)	(b)	($) (c)	($) (e) (3)	($) (f) (3)	($) (i) (4)	($) (j)

Kent Watts (former Chairman, President, CEO) (1)	2009	250,000	-	44,482	-	294,482
	2008	250,000	-	140,158	17,148	407,306
Harry Briers, Executive Vice President	2009	190,000	-	27,801	-	217,801
	2008	190,000	-	87,600	13,458	291,058
Sarah Berel-Harrop (former CFO)(2)	2009	50,000	85,890	22,240	-	158,130
	2008	83,474	-	72,300	-	155,774

(1)	Kent Watts resigned as our CEO and President on July 22, 2009, subsequent to the end of fiscal year 2009.
(2)	Sarah Berel-Harrop resigned as CFO of the Company effective as of June 30, 2009.
(3)
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

(4)	Column (i): Payments made on a company leased vehicle for the executive.

As more fully described below in “Agreements with Executives and Officers,” in July 2009, the Compensation Committee approved employment agreements with Ray Leonard, our current CEO and President, and Jason Davis, our current CFO.

Bonuses and Stock Awards

The following tables show cash and stock awards made to the named executives in fiscal year 2009, their outstanding equity awards at the end of fiscal year 2009, and the gains attributable to stock options they exercised during fiscal year 2009.

GRANTS OF PLAN-BASED AWARDS IN FISCAL YEAR 2009
					Under Non-Equity Incentive Plan Awards

						All Other Option Awards:

Name	Action Date	Grant Date (3)	Threshold	Target	Maximum	Number of Securities Underlying Options	Exercise or Base Price of Option Awards	Grant Date Fair Value Awards of Stock & Options
(a)	(b)	(b)	($) (c)	($) (d)	($) (e)	(#)(f)	($/Share) (g)	($) (h)
Kent P. Watts (1)	08/10/06	07/01/08				40,000	$2.00	$24,565
Kent P. Watts (1)	08/10/06	10/01/08				40,000	2.00	11,759
Kent P. Watts (1)	08/10/06	1/02/09				40,000	2.00	1,995
Kent P. Watts (1)	08/10/06	04/01/09				40,000	0.31	6,163

Harry Briers	10/07/06	07/01/08				25,000	2.00	15,353
Harry Briers	10/07/06	10/01/08				25,000	2.00	7,349
Harry Briers	10/07/06	01/02/09				25,000	2.00	1,247
Harry Briers	10/07/06	04/01/09				25,000	0.31	3,852

Sarah Berel-Harrop (2)	07/09/07	07/01/08				20,000	2.00	12,283
Sarah Berel-Harrop (2)	07/09/07	10/01/08				20,000	2.00	5,879
Sarah Berel-Harrop (2)	07/09/07	01/02/09				20,000	2.00	997
Sarah Berel-Harrop (2)	07/09/07	04/01/09				20,000	0.31	3,081

(1)	Former CEO, President and Director.
(2)	Former CFO.
(3)
Column (b): For option awards, the Action Date is the day the Compensation Committee approved the executives’ employment agreement.  The contracts specify that the options will be granted on the first business day of each quarter.  Columns (f) thru (h): Each named executive received stock options in accordance with his employment agreements’ provisions.  The exercise price was the greater of $2.00 per share or the closing bid price on the date of grant, for Mr. Briers and Mr. Watts.  The exercise price was the closing bid price on the date of grant for all other recipients.

As described in the Current Report on Form 8-K with the Securities and Exchange Commission on October 16, 2009, on October 12, 2009, the Board of Directors approved an amendment to Mr. Davis’ employment agreement, our current CFO, that modified the quarterly option grant provisions under his employment agreement.  Instead of making future quarterly option grants (following October 2009), the Board of Directors elected to grant Mr. Davis an option to purchase 161,000 shares of common stock.  The grant was made pursuant to the Plan.  Mr. Davis’ option has an exercise price of $1.61, which was the closing price of our common stock on October 9, 2009 or the trading date immediately preceding the date of grant, a term for five years from the date of grant, and will vest 33% on anniversary date during each of the three years following the grant date.

OUTSTANDING EQUITY AWARDS AT 2009 FISCAL YEAR-END

Name	No. of Securities Underlying Unexercised Options Exercisable	No. of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date	No. of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested
(a)	(#)(b) (3)	(#)(c)	($/Share) (d)	(e)	(#)(f)	($)(g)

Kent P Watts (1)	40,000		$2.20	08/14/09
Kent P Watts (1)	40,000		2.74	10/02/09
Kent P Watts (1)	40,000		2.23	01/03/10
Kent P Watts (1)	40,000		2.00	04/03/10
Kent P Watts (1)	40,000		3.01	07/02/10
Kent P Watts (1)	40,000		2.84	10/01/10
Kent P Watts (1)	30,000		2.00	1/02/11
Kent P Watts (1)	40,000		2.00	4/01/11
Kent P. Watts (1)	40,000		2.00	07/01/11
Kent P. Watts (1)	40,000		2.00	10/01/12
Kent P. Watts (1)	40,000		2.00	01/02/12
Kent P. Watts (1)	40,000		0.31	04/01/12
Harry Briers	25,000		2.88	10/09/09
Harry Briers	25,000		2.23	01/03/10
Harry Briers	25,000		2.00	04/03/10
Harry Briers	25,000		3.01	07/02/10
Harry Briers	25,000		2.84	10/01/10
Harry Briers	25,000		2.00	1/02/11
Harry Briers	25,000		2.00	4/01/11
Harry Briers	25,000		2.00	7/01/11
Harry Briers	25,000		2.00	10/01/11
Harry Briers	25,000		2.00	1/02/12
Harry Briers	25,000		0.31	04/01/12
Sarah Berel-Harrop (2)	22,000		2.15	07/07/09
Sarah Berel-Harrop (2)	50,000		2.80	07/09/10
Sarah Berel-Harrop (2)	20,000		2.00	07/01/11
Sarah Berel-Harrop (2)	20,000		2.00	10/1/11
Sarah Berel-Harrop (2)	20,000		2.00	01/02/12
Sarah Berel-Harrop (2)	20,000		0.31	04/01/12

(1)	Former CEO, President and Director.
(2)	Former CFO.
(3)	Column (b): options were granted three years prior to the expiration date and vested immediately.
(4)	Options vest upon satisfaction of performance conditions. They will expire three years from the vesting date.

OPTION EXERCISES AND STOCK VESTED DURING FISCAL YEAR 2009

Name	No. of Shares Acquired on Exercise	Value Realized on Exercise	No. of Shares Acquired on Vesting	Value Realized on Vesting
(a)	(#)	($)	(#)	($)

Kent P Watts (former Director)	-	$-
Harry Briers	-	-

No options were exercised during fiscal year 2009.

Agreements with Executives and Officers

The employment agreement with Kent Watts (former Director) terminated on July 1, 2009 pursuant to its terms.  On August 10, 2006, our Compensation Committee approved a Chief Executive Employment Agreement for Kent Watts (former Director).  The contract has an initial term of three years.  The contract provides for a base salary of $250,000 annually with a performance based incentive salary based on 1% of adjusted net income.  Mr. Watts (former Director) also will receive 40,000 options to purchase Hyperdynamics common stock each quarter during the term of the agreement.  Option exercise prices are the higher of the closing market price on the grant date or $2.00 per share, the options vest immediately upon grant, and they have a term of three years.  Mr. Watts (former Director) has a severance agreement.  Under the terms of the severance agreement, Mr. Watts (former Director) will receive his base salary and health insurance costs for two years from the date of termination by Hyperdynamics for a reason other than cause, death, or disability.  Additionally, in the event there is a “Good Reason”, such as a change of control or a requirement to relocate, Mr. Watts (former Director) may terminate the contract and receive severance benefits for two years from the date of termination.

On October 7, 2006, our Compensation Committee approved an Executive Vice President Employment Agreement for Harry Briers.  The contract has an initial term of two years and has been automatically renewed for subsequent years pursuant to its terms.  The contract provides for a base salary of $190,000 annually.  Mr. Briers also will receive 25,000 options to purchase Hyperdynamics common stock each quarter during the term of the agreement.  Option exercise prices are the higher of the closing market price on the grant date or $2.00 per share, the options vest immediately upon grant, and they have a term of three years.  Mr. Briers has a severance agreement.  Under the terms of the severance agreement, Mr. Briers will receive his base salary costs for one year from the date of termination by Hyperdynamics for a reason other than cause, death, or disability.  Additionally, in the event there is a “Good Reason”, such as a change of control or a requirement to relocate, Mr. Briers may terminate the contract and receive severance benefits for one year from the date of termination as more fully described in “Severance and Change of Control Agreements” below.

Agreements with Executives and Officers Entered Into Subsequent to Fiscal Year 2009

Jason Davis, our current Chief Financial Officer, entered into an employment agreement effective as of July 1, 2009.  This agreement has a two-year term that is automatically extended for successive one-year periods following the end of the initial two-year term unless otherwise terminated by delivery of written notice by either party no less than two months prior to the first day of any one-year extension period.  The agreement provides that Mr. Davis will serve as our Chief Financial Officer and Principal Accounting Officer.  Under the terms of the agreement, Mr. Davis will receive an annual base salary of $185,000, which may be further increased at the sole discretion of the Compensation Committee.  Mr. Davis’ salary will be paid $92,500 per year in cash plus $92,500 payable in common stock under a 10b5-1 plan.  The Company may at any time option to pay all base salary in cash.  Mr. Davis is also eligible to receive performance bonus(es) as determined and agreed to from time to time by the Chief Executive Officer and the Board of Directors.  Mr. Davis will also be eligible to participate, in the sole discretion of the Compensation Committee, in any long-term incentive arrangements we make available to our executive officers from time to time.  In connection with his hiring, we granted Mr. Davis an option to purchase 45,000 shares of our common stock at an exercise price of $0.42 which immediately vested and expire three years after issuance.  Under his employment agreement, Mr. Davis was eligible to received quarterly option grant to purchase 23,000 shares of our common stock.  On October 12, 2009, subsequent to the fiscal year ended June 30, 2009, the Board of Directors approved an amendment to Mr. Davis’ employment agreement that modified the foregoing quarterly option grant provisions under his employment agreement.  Instead of making future quarterly option grants (following October 2009), the Board of Directors elected to grant Mr. Davis an option to purchase 160,000 shares of common stock.  The grant was made pursuant to the Plan.  The option has an exercise price of $1.61, which was the closing price of our common stock on October 9, 2009 or the trading date immediately preceding the date of grant, a term for five years from the date of grant, and will vest 33% on anniversary date during each of the three years following the grant date.  Finally, Mr. Davis will receive certain perquisites, including reimbursement in accordance with our standard policies and procedures of business and business-related business expenses and dues and fees to industry and professional organizations, two weeks of paid vacation each calendar year, and participation by Mr. Davis and his spouse and dependents in all benefits, plans and programs available to our executive employees.

We entered into an employment agreement with Ray Leonard, our current CEO, President and Director effective as of July 22, 2009.  This agreement has a three-year term that is automatically extended for successive one-year periods following the end of the initial two-year term unless otherwise terminated by delivery of written notice by either party no less than two months prior to the first day of any one-year extension period.  The agreement provides that Mr. Leonard will serve as our President and Chief Executive Officer.  Under the terms of the agreement, the base salary on the effective date of the employment agreement shall be $180,000.  At the time that a net cash to the Company aggregate of $10,000,000 in new cash equity capital is raised beginning from the date first written above, Mr. Leonard’s base salary will increase to $330,000.  The base salary is subject to annual adjustments beginning in July 2010, at the discretion of the Board, but in no event shall the Company pay Mr. Leonard a base salary less than that set forth above, or any increased base salary later in effect, without the consent of Mr. Leonard.

In connection with his hiring in July 2009, we granted Mr. Leonard an option to purchase 500,000 shares of our common stock at an exercise price of $0.49 which immediately vested.  Mr. Leonard was also granted options to purchase 300,000 shares of our common stock at an exercise price of $0.49 that vests on a monthly basis over five years.  Both of these options will expire five years after issuance.  In addition to the foregoing equity award grants discussed above, under his employment agreement, we will annually award Mr. Leonard additional grants based on achieving longer term performance metrics that will be developed by Mr. Leonard and reviewed and approved by the Board and/or the Compensation Committee as further discussed below.

A stock option award will be made for the following three cumulative net cash to the Company equity capital money raising transactions beginning from the date first written above:

When $10 million cumulative is raised, the award is 210,000 stock options.

When $20 million cumulative is raised, the award is 390,000 stock options.

When $30 million cumulative is raised, the award is 600,000 stock options.

All awards vest 1/36 per month over a three-year period from the trigger event.  The Performance Option-Grant Awards options shall have a five year life, and the exercise price shall be $0.49.

A stock option incentive will be made based on achieving the following share price thresholds:

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

Beginning with the effective date of the employee agreement, and on an annual basis, Mr. Leonard will participate in any incentive compensation plan (“ICP”) applicable to Mr. Leonard’s position, as may be adopted by the Company from time to time and in accordance with the terms of such plan(s).  Mr. Leonard’s target award opportunity under the ICP will be 100% of his base salary with a threshold of 50% and a 200% maximum, and shall be subject to such other terms, conditions and restrictions as may be established by the Board or the Compensation Committee.  Annually, Mr. Leonard will develop a proposed set of current year performance metrics that are subject to review and approval by the Board and/or the Compensation Committee.  Metrics are as follows:

(i)           100% when industry presentation package is completed; 1,000 square kilometers of 3D is acquired; and a net cash to the Company an aggregate of $15,000,000 in new cash equity capital is raised beginning from the date first written above.

(ii)           200% when all items above are achieved plus either a net cash to the Company an aggregate of $25,000,000 of new cash equity capital is raised, or,  or a joint venture agreement related to the Company’s 2006 Production Sharing Agreement with the Republic of Guinea is executed.

Finally, Mr. Leonard will receive certain perquisites, including reimbursement in accordance with our standard policies and procedures of business and business-related business expenses and dues and fees to industry and professional organizations, two weeks of paid vacation each calendar year, and participation by Mr. Leonard and his spouse and dependents in all benefits, plans and programs available to our executive employees.

Severance and Change of Control Agreements

Hyperdynamics has a severance agreement with its Executive Vice President, Harry Briers. Under the agreement, Mr. Briers will receive a severance package if he resigns for “good reason” or if Hyperdynamics terminates him for a reason other than Cause, Disability, or Death. “Good Reason” is defined as a breach of the severance agreement, including an assignment of duties inconsistent with Mr. Briers’ position in the company or a material adverse alteration in the nature or status of his responsibilities, relocation outside of the Houston metropolitan area, or a change in control of Hyperdynamics.

Under the severance package, Mr. Briers would receive his base salary, $190,000 per year, for one year after the effective date of the event triggering the severance package. The salary will be paid with the same timing that employees of Hyperdynamics are paid, currently bi-weekly. Hyperdynamics may opt to pay the severance payment in one lump sum.

Director Compensation

The following table describes compensation arrangements in effect for independent directors during the year ended June 30, 2009.

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

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash	Stock Awards		Option Awards		All Other Compensation	Total
	($)	($)		($)		($)	($)
Kent Watts (former CEO, President Director) (1)	-	-		-		-	-
Harry Briers (1)	-	-		-		-	-
Gene Stohler (former Director)	5,000	67,000	(2)	18,989	(2)	-	90,989
Charles H. Andrews	28,000	35,209	(3)	11,713	(3)	-	74,922
Roger Friedberger	20,000	32,877	(4)	9,495	(4)	-	62,372
Harold A. Poling (former Director)	2,500	41,583	(5)	14,553	(5)	-	58,636

(1)
We do not provide additional compensation to employees that also serve as directors for their service on the Board of Directors.  All compensation paid to Messrs. Watts and Briers is reflected above in the Summary Compensation Table. As of June 30, 2009, Mr. Watts held 2,780,224 shares of common stock and options to purchase 1,240,000 shares of common stock, and Mr. Briers held 1,923,336 shares of common stock and options to purchase 275,000 shares of common stock.

(2)
During the year ended June 30, 2009, Mr. Stohler received 131,832 shares of common stock and five year options to purchase 60,000 shares of common stock.  The options vested immediately and have exercise prices of between $0.31 and $1.68 based on the market value of the stock on the date of grant.  As of June 30, 2009, Mr. Stohler held 221,437 shares of common stock and options to purchase 165,000 shares of common stock.

(3)
During the year ended June 30, 2009, Mr. Andrews received 65,508 shares of common stock and five year options to purchase 45,000 shares of common stock during the year ended June 30, 2009.  The options vested immediately and have exercise prices of between $0.31 and $1.68 based on the market value of the stock on the date of grant.  As of June 30, 2009, Mr. Andrews held 84,523 shares of common stock and options to purchase 67,500 shares of common stock.

(4)
During the year ended June 30, 2009, Mr. Friedberger received 61,691 shares of common stock and five year options to purchase 30,000 shares of common stock during the year ended June 30, 2009.  The options vested immediately and have exercise prices of between $0.31 and $1.68 based on the market value of the stock on the date of grant.  As of June 30, 2009, Mr. Friedberger held options to purchase 40,000 shares of common stock.

(5)
During the year ended June 30, 2009, Mr. Poling received 60,793 shares of common stock and   five year options to purchase 30,000 shares of common stock during the year ended June 30, 2009.  The options vested immediately and have exercise prices of between $1.13 and $1.68 based on the market value of the stock on the date of grant.  As of June 30, 2009, Mr. Poling held 464,980 shares of common stock and options to purchase 120,000 shares of common stock.

In connection with the commencement of Ray Leonard’s employment with us as our Chief Executive Officer and President in July 2009, as more fully described above in “Agreements with Executives and Officers,” on July 22, 2009, our Board of Directors appointed Mr. Leonard to serve as a member of our Board of Directors.  Mr. Leonard does not receive compensation for service on our Board of Directors in addition to his compensation as Chief Executive Officer and President.

On October 12, 2009, the Board of Directors modified the structure by which we compensate our independent directors for service as members of our Board.  Each of our independent directors will be compensated for his service on our Board of Directors under the structure below unless such director has made a separate arrangement with the Company as is the case of Robert Solberg and Lord David Owen, who joined our Board of Directors subsequent to fiscal year 2009, as previously disclosed by the company in the Current Reports on Form 8-K filed with the Securities and Exchange Commission on September 2, 2009 and October 2, 2009 respectively.  The new compensation arrangements (except for Messrs. Solberg and Owen), which became effective October 1, 2009, consist of the following:

•
Cash compensation consisting of quarterly payments, as applicable, of: (i) $8,500 for services as a director, (ii) $5,000 for service as the chairman of a Board committee, (iii) $2,500 for service as a member of the Audit Committee or Government Relations Committee, and (iv) $1,500 for service as a member of the Compensation Committee or Nomination Committee.  The cash compensation may be paid in cash or stock at the election of the Company.

•
An annual grant, pursuant to a stock incentive plan, of options to purchase shares of our common stock.  The options are to be granted on or about October 1st of each year, have an exercise price equal to the closing price of our common stock on the day prior to the grant date, vest 50% on the first anniversary of the grant date and vest the remaining 50% on the second anniversary of the grant date.  The options will have a 5 year term.

Director Option Grants

On October 12, 2009, the Board made the annual grant (referenced above) of options to our directors as reflected in the table below.  The grants were made pursuant to the Plan.  Each option has an exercise price of $1.61, which was the closing price of our common stock on October 9, 2009 or the trading date immediately preceding the date of grant, a term for five years from the date of grant, and will vest 50% on October 12, 2010 and 50% on October 12, 2011.  The following table sets forth the number of shares of our common stock underlying the options granted to each of our independent directors on October 12, 2009:

Name of Director	Shares of Common Stock Underlying Options
Robert A. Solberg	100,000
Roger D. Friedberger	60,000
Charles H. Andrews	50,000
Pasquale V. Scaturro	44,000
Herman Cohen	60,000
Hon. Lord David Owen	50,000

Compensation Committee Interlocks and Insider Participation

No executive officer of Hyperdynamics served as a member of the board of directors of any other public company during the year ended June 30, 2009.  No member of the Compensation Committee serves as an executive officer of any other public company during the year ended June 30, 2009.  No interlocking relationship exists between the members of our Compensation Committee and the board of directors or compensation committee of any other company.

Compensation Committee Report

The Compensation Committee, consisting of Messrs. Solberg, Friedberger and Andrews, is responsible for establishing and administering the executive compensation programs of Hyperdynamics.  The Compensation Committee of Hyperdynamics has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report.

THE COMPENSATION COMMITTEE

/s/ Robert Solberg
/s/ Roger Friedberger
/s/ Charles Andrews

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table gives aggregate information under all equity compensation plans of Hyperdynamics as of June 30, 2009.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A))
	A	B	C
Equity compensation plans approved by security holders	2,219,707	3.28	4,995,838
Equity compensation plans not approved by security holders	-	-	-
Total	2,219,707	3.28	4,995,838

The Stock and Stock Option Plan (for purposes of this Equity Compensation Plan Information section, the “1997 Plan”) of Hyperdynamics was adopted May 7, 1997 and amended on December 3, 2001, on January 21, 2005, and on February 20, 2008.  The total number of shares issuable under the Plan, as amended, is 14,000,000 and the current expiration date of the 1997 Plan is May 7, 2010.  Under the 1997 Plan, the Compensation Committee of the Board of Directors, which is comprised of independent directors, may grant common stock, warrants, or options to employees, directors, or consultants.  Under the Plan, options will vest over a five year or other negotiated period and will have a strike price set at the time of grant based on the then current market value of the stock.

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

The following table provides a reconciliation of the securities available for issuance as of June 30, 2009 under the Plans.

	1997 Plan	2008 Plan	All Plans
Shares available for issuance, June 30, 2008	4,213,808	2,926,347	7,140,155
Increase in shares issuable	-	-	-
Shares issued	(1,828,385)	(357,064)	(2,185,449)
Options issued during the year	(870,000)	-	(870,000)
Options forfeited during the year	911,132	-	911,132
Shares available for issuance, June 30, 2009	2,426,555	2,569,283	4,995,838

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

Security ownership of certain beneficial owners and management

The following table sets forth certain information with respect to the beneficial ownership of shares of Common Stock by (1) each person known to us that owns beneficially more than 5% of the outstanding shares of Common Stock, (2) each of our Directors, (3) each of our Executive Officers, and (4) all of our Executive Officers, Directors as a group.  At October 24, 2009, we had 80,949,915 shares of common stock outstanding.  The address of each person named in the below table is c/o Hyperdynamics Corporation, One Sugar Creek Center Boulevard, Suite 125, Sugar Land, Texas 77478
Name and Address of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned			Percent of Class

Kent Watts	12,290,224	(1	)(2)	14.6%

TW Trust	8,270,000	(2)		9.9%

Michael Watts	5,825,926	(3	)(4)	7.1%

KW Trust	3,519,629	(4)		4.3%

Harry Briers	2,198,336	(5)		2.7%

Ray Leonard	500,000	(6)		*

Robert Solberg	250,000	(7)		*

Charles H. Andrews	152,023	(8)		*

Lord David Owen	50,000	(9)		*

Pasquale Scaturro	50,000	(10)		*

Jason Davis	45,000	(11)		*

Roger D. Friedberger	40,000	(12)		*

Hermann Cohen	0	(13)		*

All Directors and Executive Officers as a group (9 persons)	3,285,359			4.7%

* Less than 1%

(1)
This amount includes: 2,780,224 shares of common stock, currently exercisable warrants to purchase 1,240,000 shares of common stock; and 6,525,926 shares deemed beneficially owned through TW Trust’s ownership of Common Stock.  TW Trust owns the shares indirectly through its ownership of TWJ Navigation, Inc.  TWJ Navigation, Inc. owns 6,525,926 shares of common stock, warrants to purchase 1,740,000 shares of common stock, and 4,074 shares of common stock.  The beneficiaries of TW Trust are Kent Watts’ (former CEO, President and Director) children.  Kent Watts (former CEO, President and Director) is the trustee of TW Trust.

(2)
TW Trust beneficially owns 6,525,926 shares of common stock indirectly though its ownership of TWJ Navigation, Inc.  TWJ Navigation, Inc. owns 6,525,926 shares of common stock, warrants to purchase 1,740,000 shares of common stock, and 4,074 shares of common stock.  The beneficiaries of TW Trust are Kent Watts’ (former CEO, President and Director) children.  Kent Watts (former CEO, President and Director) is the trustee of TW Trust.

(3)
Includes currently exercisable warrants to purchase 1,000,000 shares of common stock, 1,306,297 shares of common stock, and securities beneficially owned through KW Trust as disclosed in footnote (4) below.

(4)
KW Trust beneficially owns 3,519,629 shares of common stock indirectly through KW Navigation, Inc.  KW Navigation, Inc. owns 2,933,333 shares of common stock, 6,296 shares of common stock, and warrants to purchase 580,000 shares of common stock.  The beneficiary of KW Trust is Kelly Wheeler.  Michael Watts is the trustee of KW Trust.

(5)	This amount includes: 1,923,336 shares of common stock and currently exercisable options to purchase 275,000 shares of common stock.

(6)	Includes currently exercisable options to purchase 500,000 shares of common stock.

(7)	This amount includes currently exercisable options to purchase 250,000 shares of common stock.

(8)	This amount includes 84,523 shares of common stock and currently exercisable options to purchase 67,500 shares of common stock.

(9)	This amount includes currently exercisable options to purchase 50,000 shares of common stock.

(10)	This amount includes currently exercisable options to purchase 50,000 shares of common stock.

(11)	This amount includes currently exercisable options to purchase 45,000 shares of common stock.

(12)	This amount includes currently exercisable options to purchase 40,000 shares of common stock.

(13)	This director currently does not hold any shares of common stock or exercisable options.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Hyperdynamics has a conflict of interest policy governing transactions involving related parties.  In accordance with the policy, transactions involving related parties must be pre-approved by the Audit Committee, which is comprised of independent directors.

Hyperdynamics did not enter into any transactions involving amounts in excess of $120,000, excluding employment relationships, with related parties since July 1, 2008, the beginning of the last fiscal year.

Series B Preferred Stock

On September 29, 2009, subsequent to fiscal year 2009, we entered into an agreement (the “Series B Agreement”) with the holders of all of our Series B preferred stock in which the Series B holders (i) converted all of their shares of Series B preferred stock into approximately 15,822,222 shares of common stock, (ii) agreed to the cancellation of warrants to purchase 1,000,000 shares of common stock, (iii) agreed to donate, pursuant to a specified schedule, 2,000,000 shares of common stock, issued upon conversion of the Series B preferred stock, and warrants to purchase 1,000,000 shares of common stock, to the American Friends of Guinea, a charitable organization that provides support to the people of Guinea, and (iv) agreed to be subject to a nine month lock-up of the 15,822,222 shares of common stock received in connection with the conversion of the Series B preferred stock, and any shares that may be received upon exercise of their warrants.  The common stock received upon conversion represented a reduction of 2,000,000 shares that otherwise would have been issuable under the original terms of the Series B preferred stock.

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

Director Independence

Our common stock is listed on the NYSE Amex, formerly known as the American Stock Exchange.  We use SEC Rule 10A-3 and the NYSE Amex definition of Independent Director in determining whether a Director is independent in the capacity of Director and in the capacity as a member of a board committee.  In determining Director independence, we have not relied on any exemptions from any rule’s definition of independence.  In addition to the requirements of SEC Rule 10A-3 under the Securities Exchange Act of 1934, the NYSE Amex rules provide that "Independent Director" means a person other than an executive officer or employee of the company.

Directors serving on our audit committee must also comply with additional NYSE Amex requirements as follows:

(a)           The Director must not have participated in the preparation of our financial statements or any current subsidiary at any time during the past three years; and

(b)           The Director is able to read and understand fundamental financial statements, including our balance sheet, income statement, and cash flow statement.

We currently have a total of seven directors, six of whom are Independent Directors.  Our Independent Directors are: Charles Andrews, Roger Friedberger, Robert A. Solberg, Herman Cohen, Lord David Owen and Pasquale Scaturro.

Item 14.	Principal Accounting Fees and Services

Audit Fees

Current Certifying Accountant: GBH CPAs, billed us in the aggregate amount of $97,650 for the fiscal year ended June 30, 2009, for professional services related to: their audit of our annual financial statements included in our Form 10-K; their reviews of our unaudited quarterly financial statements included in our Form 10-Qs and registration statements (there were no Sarbanes-Oxley 404 attest services for the fiscal year ended June 30, 2009).

Former Certifying Accountant: Malone & Bailey, PC billed us in the aggregate amount of $154,000 and $119,000 respectively for the fiscal years ended June 30, 2008 and 2007, for professional services related to: their audit of our annual financial statements included in our Form 10-Ks; their reviews of our unaudited quarterly financial statements included in our Form 10-Qs and registration statements; and their Sarbanes-Oxley 404 attest services for the fiscal years ended June 30, 2008 and 2007.

Audit-Related Fees

Current Certifying Accountant: GBH CPAs,  billed us $-0- for professional services rendered for assurance and related services that were reasonably related to the performance of audit or review of the Company's financial statements for the fiscal year ended June 30, 2009.

Former Certifying Accountant: Malone & Bailey, PC billed us $29,000 and $0, respectively, for professional services rendered for assurance and related services that were reasonably related to the performance of audit or review of the Company's financial statements for the fiscal years ended June 30, 2008 and 2007.

Tax Fees

Malone & Bailey, PC billed us in the aggregate amount of $6,800 professional services rendered for tax related services for the fiscal year ended June 30, 2009.

Former Certifying Accountant: Malone & Bailey, PC billed us in the aggregate amount of $20,000 and $0 for professional services rendered for tax related services for the fiscal years ended June 30, 2008 and 2007.

All Other Fees

Current Certifying Accountant: GBH CPAs, did not perform, and accordingly did not bill us for, professional services rendered for any other services for the fiscal year ended June 30, 2009.

Former Certifying Accountant: Malone & Bailey, P.C. did not perform, and accordingly did not bill us for, professional services rendered for any other services for the fiscal years ended June 30, 2008 and 2007.

Audit Committee Pre-Approval

Our Audit Committee Charter provides that either (i) the Audit Committee shall pre-approve all auditing and non-auditing services of the independent auditor, subject to deminimus exceptions for other than audit, review or attest services that are approved by the Audit Committee prior to completion of the audit; or (ii) the engagement of the independent auditor be entered into pursuant to pre-approved policies and procedures established by the Audit Committee, provided that the policies and procedures are detailed as to the particular services and the Audit Committee is informed of each service.  The Audit Committee pre-approved 100% of GBH CPAs and Malone & Bailey, PC fees, respectively, for audit services in year 2009, 2008 and 2007.  Fees for audit-related services performed by GBH CPAs and Malone & Bailey, PC fees, respectively, in fiscal years 2009, 2008 and 2007 were not recognized by us at the time of the engagement to be non-audit services.  Except as indicated above, there were no fees other than audit fees for years 2009, 2008 and 2007, and the auditors engaged performed all the services described above with their full time permanent employees.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(A)
Exhibit Number	Description

3.1.1	Certificate of Incorporation (1)

3.1.2	Certificate of Amendment of Certificate of Incorporation, dated January 21, 1997 (1)

3.1.3	Certificate of Amendment of Certificate of Incorporation, dated September 20, 1999 (1)

3.1.4	Certificate of Amendment of Certificate of Incorporation, dated December 22, 2003 (1)

3.2	By-laws (1)

3.3	Amendment to Bylaws (3)

4.1	Series A Certificate of Designation (7)

Exhibit Number	Description

4.2	Series B Certificate of Designation (8)

4.3	Form of Common Stock Certificate (4)

4.4	First Warrant Issued to Cornell Capital Partners, LP on June 19, 2006 (2)

4.5	Second Warrant Issued to Cornell Capital Partners, LP on June 19, 2006 (2)

4.6	Third Warrant Issued to Cornell Capital Partners, LP on June 19, 2006 (2)

4.7	Investor Registration Rights Agreement between Hyperdynamics and Cornell Capital Partners, LP, dated June 16, 2006 (2)

4.8	Form of Warrant (5)

4.9	Warrant issued to YA Global Investments, L.P. on February 6, 2008 (5)

4.10	Form of Common Stock Purchase Warrant (6)

4.11	Form of Series A Preferred Stock Certificate (7)

4.12	Form of Series B Preferred Stock Certificate (8)

4.13	Warrant issued to Trendsetter Investors, LLC on June 12, 2007 (9)

4.14	Form of 10% Convertible Debenture (11)

4.15	Form of Series A and Series B Common Stock Purchase Warrant (11)

10.1	Hydrocarbon Production Sharing Contract (PSA) between SCS Corporation and the Republic of Guinea, Dated September 22, 2006 (10)

10.2	Amendment Agreement between Enable Growth Partners LP, Enable Opportunity Partners LP and Hyperdynamics Corporation, dated November 20, 2008 (12)

10.3*	Employment Agreement between Hyperdynamics and James R. Spear, dated November 1, 2007 (13)

10.4*	Employment Agreement between Hyperdynamics and Jason D. Davis, dated June 17, 2009 (14)

10.5*	Employment Agreement between Hyperdynamics and Ray Leonard, dated July 22, 2009 (15)

10.6*	Employment Agreement between Hyperdynamics and Harry Briers, dated October 9, 2006 (17)

10.7	Separation and Severance Agreement between Hyperdynamics and Harry Briers, dated October 9, 2006 (17)

10.8	Memorandum of Understanding between the Government of the Republic of Guinea and SCS Corporation, dated September 11, 2009 (English translation) (16)

10.9	Memorandum of Understanding between the Government of the Republic of Guinea and SCS Corporation, dated September 11, 2009 (original French version) (16)

14.1	Code of Ethics (1)

Exhibit Number	Description

16.1	Letter from Malone & Bailey, P.C. regarding change in certifying accountant (18)

21.1	Subsidiaries (19)

23.1	Consent of Malone & Bailey, P.C. (19)

23.2	Consent of GBH CPAs, P.C. (19)

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

32.1	Certification of Chief Executive Officer of Hyperdynamics Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63 (19)

32.2	Certification of Chief Financial Officer and Principal Accounting Officer of Hyperdynamics Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63. (19)

*	Management contracts or compensatory plans or arrangements.
**	Filed herewith.
(1)	Incorporated by reference to our Form 10-KSB/A filed May 16, 2005.
(2)	Incorporated by reference to our Form 8-K filed June 23, 2006.
(3)	Incorporated by reference to our Form 8-K filed March 9, 2009.
(4)	Incorporated by reference to our Form S-1 filed January 12, 2006, as amended.
(5)	Incorporated by reference to our Form 8-K filed February 8, 2008.
(6)	Incorporated by reference to our Form 8-K filed May 12, 2008.
(7)	Incorporated by reference to our Form SB-2 filed February 25, 2000.
(8)	Incorporated by reference to our Form 8-K filed June 15, 2001.
(9)	Incorporated by reference to our Form 8-K filed June 18, 2007.
(10)	Incorporated by reference to our Form 8-K filed September 28, 2006.
(11)	Incorporated by reference to Form 8-K filed September 2, 2008.
(12)	Incorporated by reference to Form 8-K filed November 24, 2008.
(13)	Incorporated by reference to Form 8-K filed March 10, 2008.
(14)	Incorporated by reference to Form 8-K filed July 6, 2009.
(15)	Incorporated by reference to Form 8-K filed July 23, 2009.
(16)	Incorporated by reference to Form 8-K filed September 15, 2009.
(17)	Incorporated by reference to Form 10-K filed October 13, 2006.
(18)	Incorporated by reference to Form 8-K/A, dated December 22, 2008.
(19)	Incorporated by reference to Form 10-K filed on September 30, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HYPERDYNAMICS CORPORATION

October 28, 2009	By:	/s/ Ray Leonard
Ray Leonard
President, CEO and Director

Exhibit Index

Exhibit Number	Description

3.1.1	Certificate of Incorporation (1)

3.1.2	Certificate of Amendment of Certificate of Incorporation, dated January 21, 1997 (1)

3.1.3	Certificate of Amendment of Certificate of Incorporation, dated September 20, 1999 (1)

3.1.4	Certificate of Amendment of Certificate of Incorporation, dated December 22, 2003 (1)

3.2	By-laws (1)

3.3	Amendment to Bylaws (3)

4.1	Series A Certificate of Designation (7)

4.2	Series B Certificate of Designation (8)

4.3	Form of Common Stock Certificate (4)

4.4	First Warrant Issued to Cornell Capital Partners, LP on June 19, 2006 (2)

4.5	Second Warrant Issued to Cornell Capital Partners, LP on June 19, 2006 (2)

4.6	Third Warrant Issued to Cornell Capital Partners, LP on June 19, 2006 (2)

4.7	Investor Registration Rights Agreement between Hyperdynamics and Cornell Capital Partners, LP, dated June 16, 2006 (2)

4.8	Form of Warrant (5)

4.9	Warrant issued to YA Global Investments, L.P. on February 6, 2008 (5)

4.10	Form of Common Stock Purchase Warrant (6)

4.11	Form of Series A Preferred Stock Certificate (7)

4.12	Form of Series B Preferred Stock Certificate (8)

4.13	Warrant issued to Trendsetter Investors, LLC on June 12, 2007 (9)

4.14	Form of 10% Convertible Debenture (11)

4.15	Form of Series A and Series B Common Stock Purchase Warrant (11)

10.1	Hydrocarbon Production Sharing Contract (PSA) between SCS Corporation and the Republic of Guinea, Dated September 22, 2006 (10)

10.2	Amendment Agreement between Enable Growth Partners LP, Enable Opportunity Partners LP and Hyperdynamics Corporation, dated November 20, 2008 (12)

10.3*	Employment Agreement between Hyperdynamics and James R. Spear, dated November 1, 2007 (13)

10.4*	Employment Agreement between Hyperdynamics and Jason D. Davis, dated June 17, 2009 (14)

Exhibit Number	Description

10.5*	Employment Agreement between Hyperdynamics and Ray Leonard, dated July 22, 2009 (15)

10.6*	Employment Agreement between Hyperdynamics and Harry Briers, dated October 9, 2006 (17)

10.7	Separation and Severance Agreement between Hyperdynamics and Harry Briers, dated October 9, 2006 (17)

10.8	Memorandum of Understanding between the Government of the Republic of Guinea and SCS Corporation, dated September 11, 2009 (English translation) (16)

10.9	Memorandum of Understanding between the Government of the Republic of Guinea and SCS Corporation, dated September 11, 2009 (original French version) (16)

14.1	Code of Ethics (1)

16.1	Letter from Malone & Bailey, P.C. regarding change in certifying accountant (18)

21.1	Subsidiaries (19)

23.1	Consent of Malone & Bailey, P.C. (19)

23.2	Consent of GBH CPAs, P.C. (19)

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

32.1	Certification of Chief Executive Officer of Hyperdynamics Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63 (19)

32.2	Certification of Chief Financial Officer and Principal Accounting Officer of Hyperdynamics Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63. (19)

*	Management contracts or compensatory plans or arrangements.
**	Filed herewith.
(1)	Incorporated by reference to our Form 10-KSB/A filed May 16, 2005.
(2)	Incorporated by reference to our Form 8-K filed June 23, 2006.
(3)	Incorporated by reference to our Form 8-K filed March 9, 2009.
(4)	Incorporated by reference to our Form S-1 filed January 12, 2006, as amended.
(5)	Incorporated by reference to our Form 8-K filed February 8, 2008.
(6)	Incorporated by reference to our Form 8-K filed May 12, 2008.
(7)	Incorporated by reference to our Form SB-2 filed February 25, 2000.
(8)	Incorporated by reference to our Form 8-K filed June 15, 2001.
(9)	Incorporated by reference to our Form 8-K filed June 18, 2007.
(10)	Incorporated by reference to our Form 8-K filed September 28, 2006.
(11)	Incorporated by reference to Form 8-K filed September 2, 2008.
(12)	Incorporated by reference to Form 8-K filed November 24, 2008.
(13)	Incorporated by reference to Form 8-K filed March 10, 2008.
(14)	Incorporated by reference to Form 8-K filed July 6, 2009.
(15)	Incorporated by reference to Form 8-K filed July 23, 2009.
(16)	Incorporated by reference to Form 8-K filed September 15, 2009.
(17)	Incorporated by reference to Form 10-K filed October 13, 2006.
(18)	Incorporated by reference to Form 8-K/A, dated December 22, 2008.
(19)	Incorporated by reference to Form 10-K filed on September 30, 2009.