Form 10-Q
period 2009-11-23
HYPERDYNAMICS CORP
filed 2009-11-23
CIK 937136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934: For the quarterly period ended September 30, 2009

or
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934: For the transition period from _______ to _________

Commission file number: 000-32490

HYPERDYNAMICS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	87-0400335
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

One Sugar Creek Center Blvd., # 125
Sugar Land, Texas 77478

(Address of principal executive offices, including zip code)

713-353-9400
(registrant's principal executive office telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)   YES ☐   NO  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 23, 2009, 82,752,234 shares of common stock, $0.001 par value, were outstanding.

Table of Contents

Part I. Financial Information
Item 1. Financial Statements

Consolidated Balance Sheets (unaudited) at September 30, 2009 and June 30, 2009	3

Consolidated Statements of Operations (unaudited) for the Three Months Ended September 30, 2009 and 2008, and the period from inception of the Exploration Stage (July 1, 2009) to September 30, 2009	4

Consolidated Statements of Shareholders’ Equity (unaudited) for the Three Months Ended September 30, 2009	5

Consolidated Statements of Cash Flows (unaudited) for the Three Months Ended September 30, 2009 and 2008, and the period from inception of the Exploration Stage (July 1, 2009) to September 30, 2009	6

Notes to Consolidated Financial Statements (unaudited)	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3. Quantitative and Qualitative Disclosures about Market Risks	21

Item 4T. Controls and Procedures	22

Part II. Other Information

Item 1. Legal Proceedings	23

Item 1A. Risk Factors	23

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 6. Exhibits	33

Signatures	34

HYPERDYNAMICS CORPORATION
(an Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Number of Shares and Per Share Amounts)
(Unaudited)

	September 30, 2009	June 30, 2009
ASSETS
Current assets:
Cash and cash equivalents	$1,142	$1,360
Prepaid expenses and other current assets	161	52
Assets held for sale – Discontinued Operations	-	145
Total current assets	1,303	1,557
Property and equipment, net of accumulated depreciation of $370 and $339	170	209
Oil and gas properties:
Unevaluated properties excluded from amortization	9,380	7,663
Deposits	11	11
Total assets	$10,864	$9,440

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	3,094	803
Accounts payable - seismic data	650	650
Variable share issuance obligation	-	553
Dividends payable	372	372
Dividends payable to related party	458	434
Short term notes payable and current portion of long term debt, net of discount of $132 and $134	869	639
Total current liabilities	5,443	3,451

Warrant derivative liability	1,640	-
Long-term debt, net of discount of $263 and $342	1,585	1,661
Liabilities related to assets held for sale - discontinued operations-noncurrent	-	18
Deferred rent	52	56
Total liabilities	8,720	5,186

Commitments and contingencies (Note 10)	-	-

Shareholders' equity:
Convertible preferred stock, par value $0.001; stated value $1,000; 20,000,000 authorized
Series A – 1,945 shares issued and 1,945 shares outstanding	-	-
Series B - 0 and 2,725 shares issued, 0 and 2,406 shares outstanding	-	-
Common stock, $0.001 par value, 250,000,000 shares authorized; 80,373,286 and 64,162,813 shares issued and outstanding	80	64
Additional paid-in capital	71,599	71,805
Accumulated deficit	(67,615)	(67,615)
Deficit accumulated after reentering exploration stage	(1,920)	-
Total shareholders' equity	2,144	4,254
Total liabilities and shareholders' equity	$10,864	$9,440

The accompanying notes are an integral part of these consolidated financial statements.

HYPERDYNAMICS CORPORATION
(an Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Number of Shares and Per Share Amounts)
(Unaudited)

	Three Months Ended September 30,		Inception of Exploration Stage (July 1, 2009) through September 30, 2009
	2009	2008
Costs and expenses:
Depreciation	$30	$33	$30
Selling, general and administrative	2,388	2,185	2,388
Total costs and expenses	2,418	2,218	2,418
Loss from operations	(2,418)	(2,218)	(2,418)
Other expense:
Loss on derivative liability	(55)	-	(55)
Interest expense, net	(215)	(199)	(215)
Loss on settlement of debt	-	(635)	-
Total other expense	(270)	(834)	(270)

Loss from continuing operations	(2,688)	(3,052)	(2,688)
Income from discontinued operations, net of tax	768	280	768
Net loss	(1,920)	(2,772)	(1,920)
Preferred stock dividend to related party	(24)	(25)	(24)
Net loss attributable to common shareholders	$(1,944)	$(2,797)	$(1,944)

Basic and diluted income (loss) per common share
From continuing operations	$(0.04)	$(0.05)
From discontinued operations	0.01	0.00
Net loss attributable to common shareholders	$(0.03)	$(0.05)

Weighted average shares outstanding (basic and diluted)	64,668,989	59,696,645

The accompanying notes are an integral part of these consolidated financial statements.

HYPERDYNAMICS CORPORATION
(an Exploration Stage Company)
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In Thousands, Except Number of Shares)
 (Unaudited)

	Series A Preferred		Series B Preferred		Common Stock		Additional Paid-in	Accumulated	Deficit Accumulated during Exploration
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Stage	Total

Balance, June 30, 2009, as previously reported	1,945	$-	2,406	$-	64,162,813	$64	$71,805	$(67,615)	$-	$4,254

Cumulative effect of reclassification of warrants as a derivative under ASC 815	-	-	-	-	-	-	(1,585)	--	-	(1,585)
Balance at July 1, 2009, as adjusted	1,945	-	2,406	-	64,162,813	64	70,220	(67,615)	-	2,669
Common stock issued for services	-	-	-	-	388,251	-	258	-	-	258
Conversion of Series B Preferred Stock into common stock	-	-	(2,406)	-	15,822,222	16	(16)	-	-	-
Stock options issued for services	-	-	-		-	-	1,161	-	-	1,161
Preferred stock dividends to related party	-	-	-	-	-	-	(24)	-	-	(24)
Net loss	-	-	-	-	-	-	-	-	(1,920)	(1,920)
Balance, September 30, 2009	1,945	$-	-	$-	80,373,286	$80	$71,599	$(67,615)	$(1,920)	$2,144

The accompanying notes are an integral part of these consolidated financial statements.

HYPERDYNAMICS CORPORATION
(an Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Three Months Ended September 30,		Inception of Exploration Stage through September 30,
	2009	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,920)	$(2,772)	$(1,920)
Income from discontinued operations	(768)	(280)	(768)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	30	33	30
Common stock issued for services	80	513	80
Employee stock options	1,161	141	1,161
Variable share issuance obligation	(375)	-	(375)
Loss on debt extinguishment	-	635	-
Loss on derivative liability	55	-	55
Amortization of discount and financing costs on debt	79	81	79
Changes in operating assets and liabilities:		-
Prepaid expenses and other current assets	6	31	6
Accounts payable and accrued expenses	2,387	(819)	2,387
Deferred rent	(4)	(5)	(4)
Cash provided by (used in) operating activities – continuing operations	731	(2,442)	731
Cash provided by (used in) operating activities – discontinued operations	(76)	599	(76)
Net cash provided by (used in) operating activities	655	(1,843)	655

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(5)	-
Investment in oil and gas properties	(1,717)	-	(1,717)
Cash used in investing activities – continuing operations	(1,717)	(5)	(1,717)
Cash provided by investing activities – discontinued operations	884	(116)	884
Net cash used in investing activities	(833)	(121)	(833)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible debt, net of financing costs	-	5,000	-
Placement fees on convertible debentures	-	(300)	-
Financing costs deducted from convertible debentures	-	(30)	-
Prepayment penalty on notes payable	-	(271)	-
Payments on notes payable and installment debt	(40)	(2,036)	(40)
Cash provided by (used in) financing activities – continuing operations	(40)	2,363	(40)
Cash used in financing activities – discontinued operations	-	-	-
Net cash provided by (used in) financing activities	(40)	2,363	(40)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(218)	399	(218)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,360	1,480	1,360
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,142	$1,879	$1,142

The accompanying notes are an integral part of these consolidated financial statements.

SUPPLEMENTAL DISCLOSURES:
Interest paid in cash	$-		$89	$-
Income taxes paid in cash	-		-	-

NON-CASH TRANSACTIONS - INVESTING AND FINANCING:

Common stock issued for accounts payable	$-		$173	$-
Common stock issued for true-up liability	179		-	179
Stock issued for deferred financing costs		-	103
Deemed dividend attributable to repriced warrants originally issued as part of convertible debt		-	29
Debt discount on convertible debt		-	2,372
Acquisition of asset retirement obligation		-	86
Accounts payable for oil and gas property		-	6
Note payable for fixed assets		-	27
Accrued and unpaid dividend to related parties	24		25	24
Conversion of Series B Preferred Stock into Common Stock	16		-	16
Note payable for prepaid insurance	115		-	115
Asset retirement obligation transferred as part of sale of assets	18		-	18

The accompanying notes are an integral part of these consolidated financial statements.

HYPERDYNAMICS CORPORATION
(an Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

Hyperdynamics Corporation (“Hyperdynamics,” the “Company,” “we,” and “our”) is a Delaware corporation formed in March 1996. Hyperdynamics has two wholly-owned subsidiaries, SCS Corporation (SCS) and HYD Resources Corporation (“HYD”). Through SCS and its wholly owned subsidiary, SCS Corporation Guinea SARL, which is a Guinea limited liability company located in Conakry, Guinea, Hyperdynamics focuses on oil and gas exploration offshore the coast of West Africa. SCS began operations in oil and gas exploration, seismic data acquisition, processing, and interpretation in late fiscal 2002. In April 2004, Hyperdynamics acquired HYD, and in January 2005, HYD acquired Trendsetter Production Company (Trendsetter), an oil and gas operator in Louisiana that had been under common ownership with HYD. Trendsetter operated all of the Company’s domestic oil and gas assets until the completion of their sale in August, 2009.

With sale of all of our proved reserves, Hyperdynamics reentered the Exploration stage effective July 1, 2009.  Our primary focus going forward will be to, among other things, raise additional capital to fund our search for oil and gas reserves on our Guinea concession.

The unaudited consolidated financial statements of Hyperdynamics have been prepared in accordance with accounting principles generally accepted in the United States and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in Hyperdynamics' Annual Report filed with the SEC on Form 10-K, as amended, for the year ended June 30, 2009. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year ended June 30, 2009, as reported in the Form 10-K, as amended, have been omitted.

Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses at the balance sheet date and for the period then ended. Actual results could differ from these estimates.

Earnings Per Share

Basic loss per share is computed using the weighted average number of shares of common stock outstanding during each period. Diluted loss per share includes the dilutive effects of common stock equivalents on an “as if converted” basis. For the three months ended September 30, 2009 and 2008, all potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

Contingencies

Legal

We are subject to legal proceedings, claims and liabilities which arise in the ordinary course of business. We accrue for losses associated with legal claims when such losses are probable and can be reasonably estimated. These accruals are adjusted as additional information becomes available or circumstances change. Legal fees are charged to expense as they are incurred.  See Part II, Other Information, Item 1. Legal Proceedings for more information on legal proceedings.

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

Financial instruments

The accounting standards regarding fair value of financial instruments and related fair value measurements define fair value, establish a three-level valuation hierarchy for disclosures of fair value measurement, and enhance disclosure requirements for fair value measures.

The three levels are defined as follows:

•	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
•
Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, substantially the full term of the financial instrument.

•	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

As required by a FASB accounting standard, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  The fair value of the warrants was determined using a Binomial Model, as level 3 inputs, and recorded the change in earnings. As a result, the derivative warrant liability is carried on the balance sheet at its fair value.

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2009 (in thousands).

	Carrying Value at September 30, 2009	Fair Value Measurement at September 30, 2009
		Level 1	Level 2	Level 3

Derivative warrants liability	$1,640	$-	$-	$1,640

Derivative warrants liability carried at fair value, the Company did not identify any other assets and liabilities that are required to be presented on the consolidated balance sheet at fair value in accordance with the FASB accounting standard.

Recently issued or adopted accounting pronouncements

 In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162 ” (“SFAS 168”). The FASB Accounting Standards Codification TM , (“Codification”) will become the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of SFAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company has adopted the requirements of SFAS 168 as of September 30, 2009.

Following SFAS 168, the FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead, it will issue Accounting Standards Updates (ASU’s). The FASB will not consider ASU’s as authoritative in their own right; rather these updates will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification. SFAS No. 168 is incorporated in ASC Topic 105, Generally Accepted Accounting Principles. The Company adopted SFAS No. 168 in the third quarter of 2009, and the Company will provide reference to both the Codification topic reference and the previously authoritative references related to Codification topics and subtopics, as appropriate.

Effective July 1, 2009, the Company adopted a FASB accounting standard, ASC 815 (EITF 07-05) which defines determining whether an instrument (or embedded feature) is indexed to an entity’s own stock.  See Note 8 for discussion of the impact the adoption of this standard had on the Company’s financial statements and results of operations.

2. GOING CONCERN

The accompanying Consolidated Financial Statements have been prepared assuming the Company will continue as a going concern.  The Company has incurred losses since inception, resulting in cumulative losses of $69,535,000 through September 30, 2009. Hyperdynamics has historically been able to raise capital from debt or equity sources to finance our activities. The world economic crisis, the depressed price for oil, and the depressed price of our stock have weakened our ability to continue to raise new capital in this manner. These combined conditions raise substantial doubt about Hyperdynamics’ ability to continue as a going concern.

The Company’s plan to resolve the uncertainty about our ability to continue as a going concern includes raising additional capital, cost reductions and monetization of our oil and gas exploration assets by attracting a joint venture or financial partner to participate in our exploration of our oil and gas concession offshore the Republic of Guinea (“Guinea”).

On November 12, 2009, we entered into a Shares Purchase Agreement with Enable Growth Partners, L.P. (“Enable”), which holds certain securities that were previously issued by us.  Pursuant to the Shares Purchase Agreement, we have issued to Enable 1,578,948 shares of our common stock, par value $.001 per share (the “Offering”).  The aggregate net proceeds from the Offering, after deducting offering expenses payable by us, were approximately $1,460,000.  The Offering closed on November 17, 2009.  This offering will provide short term liquidity for the Company.

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

3. SALES OF OIL AND GAS PROPERTIES, ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS

On April 1, 2009, management executed a contract to sell the working interest in all of its domestic oil and gas properties in a transaction that was treated for accounting purposes as three sales.  The liabilities associated with the working interest in the oil and gas properties, asset retirement obligations, were transferred with the assets. The sale was completed during August 2009.  The Company received scheduled payments of $1,030,000 and $820,000 during May 2009.  The final payment of $820,000 was received in August 2009.

These assets, which were associated with the HYDR, or domestic, business segment are a disposal group and constitute a component of the entity with distinguishable cash flows.  Accordingly, these assets and cash flows and results of operations associated with these assets are classified as discontinued operations in the accompanying Consolidated Statements of Operations, Consolidated Balance Sheets, and Consolidated Statements of Cash Flows for all periods presented.

Assets held for sale as of June 30, 2009 consisted of land and a building in Trout, Louisiana and working interest in our remaining domestic oil and gas properties.  The remaining properties were sold in August 2009.  The following assets and liabilities have been segregated and classified as assets held for sale and liabilities associated with assets held for sale, as appropriate, in the Consolidated Balance Sheets as of September 30, 2009 and June 30, 2009.  The amounts presented below do not include cash, or payables, which will be retained by Hyperdynamics.

	September 30, 2009	June 30, 2009

Assets held for sale
Land and building, net of accumulated depreciation of $0 and $7,000	$-	$43,00
Oil and Gas Properties, net of accumulated impairment of $0 and $576,000	-	102,000
Assets held for sale and discontinued operations	$-	$145,000

Liabilities related to assets held for sale and discontinued operations- noncurrent
Asset retirement obligations	$-	$18,000

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

	September 30, 2009	September 30, 2008

Revenues	$-	$1,119,000
Cost and Expenses:
Lease operating costs	-	546,000
Depreciation, depletion and amortization	-	273,000
Accretion	-	20,000
Other expenses		-
Gain on sale of discontinued operations	768,000	-
Income (loss) from discontinued operations	$768,000	$280,000

4. INVESTMENT IN OIL AND GAS PROPERTIES

Investment in Oil and Gas properties consists of our Guinea concession in offshore West Africa. As of September 30, 2009 and 2008, all costs associated with the concession offshore Guinea were excluded from the amortization base.

The following table provides detail of costs (in thousands) to date for Guinea as of September 30, 2009 and June 30, 2009:

	Republic of Guinea
	September 30, 2009	June 30, 2009

Lease Acquisition Costs	$291	$291
Geological and geophysical Cost	9,089	7,372

	9,380	7,663
Less: Accumulated
Depletion and Depreciation	-	-

	$9,380	$7,663

 Excluded Costs

Hyperdynamics excludes capitalized costs of unevaluated oil and gas properties from amortization. Currently, geological and geophysical information pertaining to the Guinea concession is being collected and evaluated and no reserves have been attributed to this concession. The costs associated with such unproved properties of $9,380,000 and $7,663,000 as of September 30, 2009 and June 30, 2009, respectively, are excluded from amounts subject to amortization. The majority of the evaluation activities are expected to be completed within the next two years. As of September 30, 2009, based on our impairment review and our intent to continue evaluation activities, there was no impairment indicated for our excluded costs.

We incurred $1,717,000 of geological and geophysical costs for our Guinea concession during the quarter ended September 30, 2009.

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

Oil and Gas Properties

On April 1, 2009, management executed a contract to sell the working interest in all of its domestic oil and gas properties back to the original owner of the properties in a transaction that was treated for accounting purposes as three sales.  The final sale was completed in August 2009.  As a result of the sale, we no longer have any proved oil and gas reserves.

5. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of September 30, 2009 and June 30, 2009 include the following:

	September 30, 2009	June 30, 2009
	(in Thousands)
Accounts payable	$3,016	$688
Accrued payroll	-	11
Taxes payable	26	88
Deferred rent	52	16
	$3,094	$803

6. ACCOUNTS PAYABLE SEISMIC DATA

In February 2003, SCS agreed to pay $650,000 to Offshore Seismic Surveys, Inc. ("OSS"), an offshore seismic company, in exchange for OSS agreeing to release SCS from the $550,000 due to OSS for Guinea seismic data and to accept a deferred payment arrangement. The additional $100,000 was charged to interest expense in 2003. OSS maintains a lien on the ownership and sale of 1,000 kilometers of the seismic data acquired in 2002, as security for the $650,000.

Any user license sales proceeds generated from user licenses of this data shall first go to payoff the $650,000 liability at a rate of 90 percent of gross user license sales proceeds to OSS and 10 percent to SCS until the $650,000 is paid in full. Any funding arrangement SCS enters into with respect to the 2006 PSC, whereby all rights and obligations under the 2006 PSC are transferred, shall cause the $650,000 to become immediately due upon signing and funding of such agreement. The payable is accrued at September 30, 2009. The agreement does not provide for interest payments.  Accordingly, we have not accrued interest on this payable.

7. SHORT-TERM NOTES PAYABLE AND LONG-TERM DEBT

Short-term notes payable and long-term debt consist of the following:

	September 30, 2009	June 30, 2009
	(in Thousands)
Installment notes payable	$97	$23
YA Global Notes	-	-
Convertible debentures
Gross	2,752	2,752
Unamortized discount	(395)	(476)
Net	$2,357	$2,276
Total short term notes payable and long-term debt	2,454	2,299
Less: current portion	(869)	(639)
Long term notes payable, net of discount	$1,585	$1,660

In addition to installment notes payable as of June 30, 2009, during the three months ended September 30, 2009, Hyperdynamics financed an insurance policy for an aggregate amount of $115,000. Hyperdynamics is obligated to pay installments of principal and interest of approximately $13,000 per month.

YA Global

On February 6, 2008, Hyperdynamics entered into a financing agreement with YA Global Investments, LP (“YA Global”). Under the financing agreement, we issued $2,000,000 of notes for net proceeds of $1,885,000.  In connection with the closing, we also issued an aggregate 94,899 shares of common stock and a total of 550,000 warrants with an exercise price of $2.00 per share.  We recorded an initial discount related to the warrants and shares issued, as well as certain financing fees paid directly to YA Global, of $461,000, which was to be amortized to expense over the life of the notes.

The notes carried an annual interest rate equal to 20%, were to mature on July 6, 2010 and were redeemable at our option at an earlier date provided we paid an “early redemption premium” of 15% of the principal amount being redeemed.

Hyperdynamics repaid the notes on September 12, 2008. At the time of payoff,  Hyperdynamics paid $1,950,000 principal remaining on the debt and a prepayment penalty of $271,000.  Hyperdynamics recognized accelerated discount amortization of $364,000 related to the payoff of these notes. Accordingly, Hyperdynamics recognized a loss on extinguishment of debt of $635,000 during the three months ended September 30, 2008.

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

The debentures carry an annual interest rate equal to 10% with a maturity date of September 12, 2012. The debentures were to be repaid in monthly installments of $139,000 beginning September 12, 2009.  Interest installments were also to be paid quarterly on the outstanding balance. Interest installments commenced on October 1, 2008.  Hyperdynamics is required to pay the investor a “make-whole” payment with each conversion or redemption equal to 40% of the principal less interest previously paid.    Hyperdynamics had the option to pay, if certain conditions were met, the principal installments, interest payments, and make-whole payments using Hyperdynamics common stock using a formula based on current market prices of the stock.

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

The amendment resulted in a substantial modification of terms of the debt.  Accordingly, Hyperdynamics recognized the amendment as an extinguishment of debt which provides that the fair value of the assets given to the investor to refund the existing debt will be compared with the carrying value of the existing debt and a gain or loss on extinguishment be recognized. Gain on extinguishment of $56,000 from the transaction was recognized during the three months ended December 31, 2008.

As a consequence of the extinguishment, the post modification debt was recorded at its fair value and the resulting discount is amortized as interest expense over the term of the debentures.   The post modification debt has an effective interest rate of 29% per annum.

8. WARRANT DERIVATIVE LIABILITY

Effective July 1, 2009, the Company adopted a FASB accounting standard, ASC 815 (EITF 07-05) which defines determining whether an instrument (or embedded feature) is indexed to an entity’s own stock.  This accounting standard specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument.  This FASB accounting standard provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the scope exception.

As a result of adopting this FASB accounting standard warrants previously treated as equity pursuant to the derivative treatment exemption are no longer afforded equity treatment because the warrants have downward ratchet provision on the exercise price. As a result, the warrants are not considered indexed to the Company’s own stock, and as such, all future changes in the fair value of these warrants will be recognized currently in earnings in our consolidated statement of income under the caption “Change in fair value of warrant liability” until such time as the warrants are exercised or expire.

In connection with the YA Global debt discussed above in Note 7, we issued a total of 550,000 warrants with an exercise price of $2.00 per share (YA Global Warrants). The exercise price of the YA Global Warrants is subject to “reset” provisions in the event we subsequently issue common stock, stock warrants, stock options or convertible debt with a stock price, exercise price or conversion price lower than $2.00. If these provisions are triggered, YA Global will receive warrants to purchase additional shares of common stock and a reduction in the exercise price of all their warrants.  The YA Global Warrants are subject to the provisions of ASC 815.

As such, effective July 1, 2009, the Company reclassified the fair value of these warrants from equity to liability, as if these warrants were treated as a derivative liability since their issuance in February 2008.  On July 1, 2009, the Company reclassified from additional paid-in capital, as a cumulative effect adjustment, $1,585,000 to warrant liabilities to recognize the fair value of the YA Global Warrants. The fair value of the YA Global Warrants was $1,640,000 on September 30, 2009.  Therefore, the Company recognized a $55,000 loss from the change in fair value for the three months ended September 30, 2009.

These common stock purchase warrants do not trade in an active securities market, and as such, we estimate the fair value of these warrants using a Binomial Model using the following assumptions:

	September 30, 2009	July 1, 2009
	(Unaudited)
Annual dividend yield	0.00	0.00
Expected life (years)	3.36	3.61
Risk-free interest rate	1.45%	1.57%
Expected volatility	454%	442%

Expected volatility is based on historical volatility of the Company’s common stock.  The expected life is based on the remaining term of the warrants. The risk-free interest rate is based on U.S. Treasury securities according to the remaining term of the warrants. The expected dividend yield was based on the Company’s current and expected dividend policy.

9. SHAREHOLDERS' EQUITY

 Series B Preferred Stock

Prior to the conversion of our Series B preferred stock on  September  29, 2009, the Series B stockholders were entitled to a 4% cumulative dividend on the stated value, which was payable only upon conversion of the preferred stock. Dividends may be paid in stock or cash at Hyperdynamics' option. During the nine months ended September 30, 2009 and 2008, dividends of $24,000 and $25,000 were accrued. The resulting balance in accrued dividends was $458,000 as of September 30, 2009.

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

 Common Stock issuances

In addition to the 15,822,222 common shares issued pursuant to the Series B Conversion discussed above, during the three months ended September 30, 2009, the Company issued 388,251 shares of common stock from its Stock and Stock Option plan to employees, directors and consultants for services valued at $258,000. Services were valued using the market close price on the date of grant.

Employee stock options

During the three months ended September 30, 2009, we granted options to purchase 4,840,000 shares of common stock to the Company’s employees and directors.   The compensation expense associated with employee stock options during the three months ended September 30, 2009 was $1,161,000. The fair value of the options grants was determined using the Black-Scholes option pricing model.  (See Note 10).

10. STOCK OPTIONS AND WARRANTS

The Company has two stock award plans: the 1997 Stock and Stock Option Plan (“1997 Plan”) and the 2008 Stock and Stock Option Plan (“2008 Plan”). The 1997 Plan provides for the grant of common stock, incentive stock options and /or non qualified stock options or warrants to purchase the common stock of the company to selected employees, directors, officers, agents, consultants, attorneys and advisors of the company. The shares of common stock, options, or warrants may be granted under this plan only within 20 years from the effective date of the plan, as amended. A maximum of 14,000,000 shares are issuable under the 1997 Plan.

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

Additionally, from time to time, the Company issues non-compensatory warrants, such as warrants issued to investors.

2008 Restricted Stock Award Plan

During the nine months ended September 30, 2009 no options or warrants were issued under the plan.

1997 Stock and Stock Option Plan

Options granted to employees and directors during the three months ended September 30, 2009:

•
550,000 stock options granted to a vendor for services rendered associated with the search and hiring of our new CEO, Ray Leonard.  These options are immediately vested and have a $1.28 strike price and a five year life.  These options had an estimated value of $491,083, all of which was expensed immediately.

•
250,000 stock options granted with immediate vesting to Robert Solberg in connection with his addition and appointment to the Board of Directors as Chairman of the Board with a strike price of $1.15 and a five year life.  These options had an estimated value of $247,535.

•
155,000 stock options granted with immediate vesting to certain officers and directors of the Company with a strike price of $0.52.  A total of 40,000 of the options have a two year life and the remaining 115,000 options have a three year life.  These options had an estimated value of $43,396.

•
45,000 stock options granted with immediate vesting to an officer of the Company with a strike price of $0.42 and a three year life.  These options had an estimated value of $13,443 all of which was expensed immediately.

•
90,000 stock options granted to an employee of the Company in connection with his hiring with a strike price of $0.54, vesting ratably over three years and a five year life.  These options had an estimated value of $25,114.

•
200,000 stock options for a director of the Company with a strike price of $0.40, with vesting dependent upon certain performance conditions and a two year life.  These options had an estimated value of $46,557.

•
50,000 stock options to a director upon his election to the Board of the Company with a strike price of $1.54, immediate vesting and a five year life.  These options had an estimated value of $53,718, all of which was expensed immediately.

•	In connection with the hiring of our CEO, we granted our CEO:

o	Options with immediate vesting to purchase 500,000 shares of our common stock at an exercise price of $0.49 and with a five year life.
o	Options to purchase 300,000 shares of our common stock at an exercise price of $0.49 that vests on a monthly basis over five years. These options have a five year life.

In addition to the equity award grants discussed above, Mr. Leonard received the following stock option grants, the vesting of which starts on the date the performance metric (Trigger Event) is achieved:

•	When $10 million cumulative is raised, the award is 210,000 stock options.

•	When $20 million cumulative is raised, the award is an additional 180,000 stock options.

•	When $30 million cumulative is raised, the award is an additional 210,000 stock options.

All awards vest 1/36 per month over a three-year period from the Trigger Event.  These options have a five year life starting from the Trigger Event, and the exercise price will be $0.49.

A stock option incentive grant will also be made to our CEO based on achieving the following share price thresholds:

$2.00/share	90,000 stock options
$3.00/share	210,000 stock options
$5.00/share	600,000 stock options
$9.00/share	1,200,000 stock options

All awards vest 1/36 per month over a three-year period from the Trigger Event.  These options have a five year life starting from the Trigger Event, and the exercise price will be $0.49.

For awards related to the $2.00 and $3.00 share price, the stock option is earned if the closing price of the shares trade at or above the target price for 15 consecutive trading days.  For awards related to the $5.00 and $9.00 share price, the stock option is earned if the closing price of the shares trade at or above the target price for 5 consecutive trading days.

These options had a fair value of $1,468,927 which was calculated using the Black-Scholes option pricing model adjusted for the performance conditions of the options. Based on the expected vesting schedule, $285,895 was expensed during the three months ended September 30, 2009.

The following table provides information about options granted during the three months ended September 30, 2009 and 2008:

	2009	2008
Number of options granted	4,840,000	190,000
Compensation expense recognized as selling, general and administrative expense	$1,161,000	$31,000
Compensation cost capitalized	-	-
Weighted average fair value of options	$0.24	$1.61

The following table details the significant assumptions used to compute the fair market values of employee stock options granted:

	2009	2008
Risk-free interest rate	0.54 – 3.30%	2.00-2.63%
Dividend yield	0%	0%
Volatility factor	115 – 129%	86.91-88.48%
Expected life (years)	1.0 – 7.5	1-1.5

At September 30, 2009, there was $1,246,000 of unrecognized compensation costs related to non-vested share based compensation arrangements granted to employees under the plan.

 Summary information regarding employee stock options issued and outstanding as of September 30, 2009 is as follows:

	Options	Weighted Average Share Price
Outstanding at year ended June 30, 2009	2,219,707	3.28
Granted	4,840,000	$0.62
Exercised	-	-
Expired	(223,447)	-
Outstanding at quarter ended September 30, 2009	6,836,260	$0.86

Options outstanding and exercisable as of September 30, 2009
Exercise Price	Outstanding Number of Shares	Remaining Life	Exercisable Number of Shares
$0.01 – 0.49	75,000	2 years	75,000
$0.01 – 0.49	410,000	3 years	210,000
$0.01 – 0.49	150,000	5 years	150,000
$0.01 – 0.49	3,500,000	5 years	550,000
$0.50 – 0.99	40,000	2 years	40,000
$0.50 – 0.99	115,000	3 years	115,000
$0.50 – 0.99	90,000	5 years	30,000
$1.00 – 1.49	22,500	1 year or less	22,500
$1.00 – 1.49	60,000	2 years	60,000
$1.00 – 1.49	30,000	3 years	30,000
$1.00 – 1.49	800,000	5 years	800,000
$1.50 – 1.99	15,000	1 year or less	15,000
$1.50 – 1.99	90,000	2 years	90,000
$1.50 – 1.99	50,000	5 years	50,000
$2 - $2.49	40,000	1 year or less	40,000
$2 - $2.49	170,000	2 years	170,000
$2 - $2.49	295,000	3 years	295,000
$2.50 - $2.99	65,000	1 year or less	65,000
$2.50 - $2.99	153,760	2 years	153,760
$3 - $3.50	65,000	2 years	65,000
$5.00	300,000	3 years	-
$10.00	300,000	3 years	-
	6,836,260		3,026,260

Options exercisable had an intrinsic value of $1,207,625 at September 30, 2009.

Warrants

During the three months ended September 30, 2009 and 2008, Hyperdynamics did not grant any warrants to consultants.

During the three months ended September 30, 2009, the holders of all of our Series B preferred stock agreed to the cancellation of warrants to purchase 1,000,000 shares of the Company’s common stock.

Summary information regarding common stock warrants issued and outstanding as of September 30, 2009 is as follows:

	Warrants	Weighted Average Share Price
Outstanding at year ended June 30, 2009	10,343,131	$2.24

Granted	-	-
Exercised	-	-
Cancelled	1,000,000	1.65
Expired		-
Outstanding at year ended September 30, 2009	9,343,131	$2.31

Warrants outstanding and exercisable as of September30, 2009

Exercise Price	Outstanding Number of Shares	Remaining Life	Exercisable Number of Shares
$1.65	666,666	4 years	666,666
$1.65	2,480,000	5 years	2,480,000
$2.00	2,424,243	6 years	2,424,243
$2.25	1,111,111	7 years	1,111,111
$2.50	1,111,111	7 years	1,111,111
$4.00	1,500,000	5 years	1,500,000
$5.00	50,000	2 years	-
	9,343,131		9,343,131

 11. COMMITMENTS AND CONTINGENCIES

Legal matters

The following case has been updated since our Annual Report on Form 10-K, as amended, was filed.

US Oil Lawsuit

In August 2007, USOil Corporation (“USOil”) re-filed a previously dismissed lawsuit claiming it was the actions or omissions of SCS that caused the 2002 PSA to be cancelled by the Guinea Government. In addition to denying all claims, SCS filed a counterclaim seeking damages for frivolous litigation and tortuous interference of a contract.   On October 28, 2009, the court issued a ruling dismissing USOil’s lawsuit. The order becomes final November 27, 2009 unless USOil appeals the decision.

Contingent notes payable

Hyperdynamics' subsidiary, SCS, has $350,000 remaining of a contingent note payable due to Seacon Computer Systems Inc., the former owners of SCS Corporation's assets. It is payable in Hyperdynamics common stock and it is payable only if SCS has net income in any given quarter. If SCS experiences net income in a quarter, 25% of the income will be paid against the note.

Bergen Oilfield Services

On September 29, 2009, we entered into a Marine 2D Seismic Data Acquisition Services Agreement (the “Bergen Agreement”) with Bergen Oilfield Services AS of Norway (“Bergen”).  Pursuant to the Bergen Agreement, Bergen is obligated to conduct a 9,000 kilometer 2D marine seismic survey on portions of our oil and gas concession off the coast of Guinea.  We anticipate Bergen will complete the seismic survey by the end of January 2010, subject to several variables, including but not limited to mobilization, logistical and prevailing sea conditions.  The cost of the survey is approximately $10 million, Through November 20, 2009 we have paid approximately $1.6 million in cash to Bergen.  Additionally, Bergen holds in escrow 2.5 million shares of our restricted common stock as a security deposit for the additional fees due under the Bergen Agreement (Deposit Shares).  In the event we do not pay in cash our invoices from Bergen, the Deposit Shares will become saleable by Bergen and the proceeds will be applied to the amounts due from the Company.  The Company remains liable for any amounts due after application of any proceeds from the sale of the Deposit Shares, and may elect a credit against future services from Bergen for any excess Deposit Share proceeds.  The Deposit Shares are not considered to be issued for accounting purposes.

After the $1.6 million payment referred to above, approximately $8 million remaining to be paid is due in three progress payments of $2.68 million each, payable in cash for each incremental 3,000 kilometers surveyed.

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

12. SUBSEQUENT EVENTS

Equity transactions

Significant stock options granted since September 30, 2009 include:

•
705,000 stock options for certain employees and directors of the Company with a strike price of $1.61, a five year life and vesting ratable over either two years (364,000 options) or three years (341,000 options).  These options had an estimate value of $729,000.

Conversion of certain long- term debt

On October 12, 2009 and October 19, 2009, the holder of our convertible debenture, Enable converted a total of $1,320,000 in principal at a conversion price of $1.65 per share.  The Company issued a total of 800,000 shares of its common stock related to the conversion.

Registered Direct Offering

On November 12, 2009, we entered into a Shares Purchase Agreement with Enable which holds certain securities identified below that were previously issued by us.  Pursuant to the Shares Purchase Agreement, we issued to Enable 1,578,948 shares of our common stock, par value $.001 per share (the “Offering”).  The aggregate net proceeds from the Offering, after deducting for offering expenses payable by us, were approximately $1,460,000.  The Offering closed on November 17, 2009.

The Shares Purchase Agreement provides that the conversion price of a debenture previously issued to Enable and the exercise prices of warrants previously issued to Enable are permanently reduced to $0.95 per share.   The Securities Purchase Agreement also prohibits us from issuing, or entering into any agreement to issue or announce the issuance or proposed issuance of shares of our common stock or securities convertible into shares of our common stock for a period of 15 days after the closing of the transaction contemplated by the Shares Purchase Agreement.

As a result of the issuance of the Share Purchase Agreement with Enable, the YA Global warrants were repriced resulting in a revised exercise price of $0.95 per share and the number of shares of common stock into which the YA GLobal warrants are exercisable increased by 491,228 shares to 1,041,228 shares.  The expense associated with this reporicing will be recognized in our results for the quarter ended December 31, 2009.

The Company evaluated subsequent events through November 23, 2009, which is the date the financial statements were issued and there were no other significant subsequent events to report.

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

You should carefully consider the risks in evaluating our company.  The risks and uncertainties described in our Annual Report on Form 10-K as updated by the risk factors in this Quarterly Report on Form 10-Q in Item 1A. Risk Factors below are not the only ones we face and include, among others, that we may not continue as a going concern, we require substantial additional funding in the near term which may not be available to us on acceptable terms or at all and if we cannot obtain additional, our ability to raise sufficient capital and/or enter into a strategic relationship with a industry partner to execute our business plan, ability to respond to changes in the oil exploration and production environment, competition, and the availability of personnel in the future to support our activities may be curtailed and we may ultimately cease to exist; the 2006 PCS is subject to renegotiation and there is no assurance that these negotiations will result in a mutually acceptable agreement.  If these negotiations do not come to a satisfactory conclusion (i.e., through negotiations between us and Guinea) by March 10, 2010, the 2009 MOU will be cancelled pursuant to its terms. We operate in Guinea, a country where corrupt behavior exists that could impair our ability to do business in the future or result in significant fines or penalties.  If the terms and conditions of the 2009 MOU are not satisfied by March 31, 2010, and in the absence of an agreement between the parties, our retained portion of the Contract Area could be required to be relinquished to Guinea.  However, in order to reach agreement, either party has the right to recourse to international arbitration, in which event both parties shall wait for the arbitration decision to be rendered.  There are significant risks associated with operating in Guinea.

Results of Operations.

Based on the factors discussed below for our international segment, discontinued operations and for corporate overhead, the net loss attributable to common shareholders decreased $853,000, or 30%, from a net loss of $2,797,000, or $0.05 per share in 2008 to a net loss of $1,944,000, or $0.03 per share in 2009.  The 2009 net loss is comprised of the net loss from operations for our corporate office of $2,340,000, the net loss of SCS of $372,000 and income from discontinued operations of $768,000.  The net loss chargeable to common shareholders includes a provision for preferred stock dividends of $24,000 in 2009 and $25,000 in 2008.

Reportable segments

Hyperdynamics has one reportable segment: our international operations in Guinea (“SCS”).  SCS is engaged in oil and gas exploration activities pertaining to offshore Guinea, West Africa.    During the year ended June 30, 2009, our domestic operations were discontinued, and as of August 2009, all the assets associated with HYDR, which was our subsidiary that held certain properties located in Louisiana, have been sold.  Hyperdynamics evaluates performance based on profit or loss from operations.

Comparison for the three months ended September 30, 2009 and 2008

Revenues.  There were no revenues for the three months ended September 30, 2009 and 2008.   We have focused on the acquisition and interpretation of seismic data for our concession in Guinea.

Depreciation.  Depreciation expense was $30,000 and $33,000 in the three months ended September 30, 2009 and 2008, respectively.

Selling, General and Administrative Expenses.

Our selling, general and administrative expenses were $2,388,000 and $2,185,000 for the three months ended September 30, 2009 and 2008, respectively. This represents an increase of 9%, or $203,000.  The reason for the increase was primarily related to our focusing on our international segment as a result of the sale of the domestic segment .

Loss from Continuing Operations.  Based on the factors discussed above, our loss from continuing operations decreased by 12%, or ($364,000), from ($3,052,000) in the three months ended September 30, 2008 to ($2,688,000) for the three months ended September 30, 2009.

Discontinued Operations. Discontinued operations generated income of $768,000 for the three months ended September 30, 2009 and $280,000 for three months ended September 30, 2008.

Liquidity and Capital Resources

Going Concern Considerations

The accompanying Consolidated Financial Statements have been prepared assuming we will continue as a going concern.   We have incurred a cumulative net loss of $69.5 million for the period from inception to September 30, 2009.  As of September 30, 2009, we had cash on hand of $1.1 million, current liabilities of $5.4 million and we have a working capital deficit of approximately $4.3 million.  We require significant additional funding to sustain our current operations.  Our ability to continue as a going concern is dependent upon our ability to obtain additional funding in order to finance our planned operations.  We have historically been able to raise capital from debt or equity sources to finance our activities.  The world economic crisis, the depressed price for oil, and the depressed price of our stock have weakened our ability to continue to raise new capital in this manner.  Capital may not be available on the terms and conditions acceptable to us or at all.  These combined conditions raise substantial doubt about our ability to continue as a going concern.

Our plan to resolve the uncertainty about our ability to continue as a going concern includes raising additional capital, , cost reductions, and monetization of our oil and gas exploration assets by attracting a joint venture or financial partner to participate in our exploration of our oil and gas concession offshore Guinea.  We expect that entering into these partnering relationships would entail transferring a portion of our interest in the Concession to such partner.

On April 1, 2009, we executed a contract to sell our domestic oil and gas assets, which for accounting purposes was treated as three separate sales.  Under the terms of the agreement, the buyer has already paid the full, aggregate cash amount of $2,670,000 in 2009 for the properties.  Two of the sales transactions closed in the fourth quarter of the year ended June 30, 2009, and the third sale closed in August 2009.

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

On September 30, 2009, the Company had $1,142,000 in cash and $8,720,000 in liabilities. The liabilities include current liabilities of $5,443,000 and noncurrent liabilities of $3,277,000.  Net cash provided by operating activities for continuing operations for the three months ended September 30, 2009 was $731,000 compared to cash used of $2,442,000 for the three months ended September 30, 2008. Cash used by investing activities for continuing operations during the three months ended September 30, 2009 was $1,717,000 compared to $5,000 used by investing activities in the three months ended September 30, 2008.  There was net cash used by financing activities for the three months ended September 30, 2009 of $40,000.  Net cash of $2,363,000 was provided by financing activities during the three months ended September 30, 2008.

Our current ratio was 0.24 at September 30, 2009 and 0.45 at September 30, 2008. Current liabilities as of September 30, 2009 contain several items that are payable in stock, that are the subject of deferred payment arrangements whereby the vendor will not get paid except out of future revenues or cash received from a joint venture partner, or that will be assumed by others.  Dividends payable of $372,000, and dividends payable to related party of $458,000 are payable in stock.   Accounts payable – seismic data of $650,000 is payable only when we sell the data to third parties or if we get cash infusion for the Guinea concession.  Additionally, $65,000 is accrued in accounts payable to a vendor who, by the terms of his agreement, will not be paid until we obtain funding from a financial or joint venture partner for Guinea.

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

Item 4T. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and as of the end of the period covered by this quarterly report. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange act of 1934, as amended (Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.  Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  In the course of this evaluation, our management considered the material weaknesses in our internal control over financial reporting discussed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of September 30, 2009 were not effective in ensuring that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

Changes in Internal Control Over Financial Reporting

To address the issues associated with our material weaknesses as described in our Annual Report on form 10-K, we have made changes in our internal controls over financial reporting in the three months ended September 30, 2009 through the date of this report, and we continue to spend a significant amount of time and effort to improve our control environment; including our implementation of enhanced compliance policies and procedures. We have taken steps in an effort to ensure our consolidated financial statements included in this quarterly report have been prepared in accordance with accounting principles generally accepted in the United States. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.
We have been implementing and will aggressively continue to implement changes that are both organizational and process-focused to improve the control environment. The changes made through the date of this quarterly report include, among others:

Addressing deficiencies in the control environment as follows:

•
We have reduced our expenditures and implemented an imprest style system of funding for our Guinea operations that reduces our exposure to loss and fraud; as an alternate means of internal control of the operation;

•
We have hired a new Chief Financial Officer with extensive public accounting and SEC experience and hired additional accounting staff.  We have also contracted with a consulting firm that has provided additional accounting resources on a part time basis; and

•
Implementing policies and procedures designed to improve the overall control environment, such as obtaining timely acknowledgement of our Code of Ethics, annual re-certification of policies, conducting department meetings in order to communicate accounting policies and procedures, and implementing restrictions on users’ access to posting in the accounting system.

Addressing deficiencies in staffing and segregation of duties as follows:

•
Augmenting our staff by hiring additional accounting personnel to assist in the preparation of financial statements and with the evaluation of and accounting for non-routine and non-systematic transactions; and

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

Part II Other Information

Item 1. Legal Proceedings

For information regarding our legal proceedings see the legal proceedings disclosed in Item 3 of our most recent is Form 10-K. In addition, the following information updates the previously made disclosure concerning the lawsuit involving USOil Corporation (“USOil”) as reflected in our Annual Report on Form 10-K was filed.

USOil Lawsuit

In August 2007, USOil re-filed a previously dismissed lawsuit claiming it was the actions or omissions of SCS that caused the 2002 PSA to be cancelled by the Guinea Government. In addition to denying all claims, SCS filed a counterclaim seeking damages for frivolous litigation and tortuous interference of a contract.   On October 28, 2009, the court issued a ruling dismissing USOil’s lawsuit. The order becomes final November 27, 2009 unless USOil appeals the decision.

 Item 1A. Risk Factors

Set forth below are updated risk factors from those set forth in our Current Report on Form 8-K filed with the SEC on November 12, 2009, which superseded the risk factors disclosed in our Annual Report on Form 10-K, as amended, for the year ended June 30, 2009.

Geopolitical instability where we operate subjects us to political, economic and other uncertainties.

We conduct business in the Guinea, which is in a region of the world where there have been recent civil wars, revolutionary wars, coup d’états and internecine conflicts.  In September 2009, Guinea experienced a marked increase in violence including civil unrest and protests against the current government, which assumed power in December 2008.  External or internal political forces could potentially create a political or military climate that might cause a change in political leadership, the outbreak of hostilities, or civil unrest.  Such uncertainties could result in our having to cease our Guinea operations and result in the loss or delay of our rights under the 2006 PSC and the 2009 MOU.

Further, we face political and economic risks and other uncertainties with respect to our operations, which may include, among other things:

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

We will require substantial additional funding in the near term which may not be available to us on acceptable terms or at all; if we cannot obtain additional financing, we may have to curtail operations and may ultimately cease to exist.

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

We may not be able to meet our substantial capital requirements to conduct our operations and achieve our business plan and; we anticipate future losses and negative cash flow.

Our business is capital intensive.  We must invest a significant amount in development and exploration activities.  We are currently making and intend to continue to make substantial capital expenditures to find, develop and produce natural gas and oil reserves.  We currently have no operating revenue.  If we do not obtain capital resources, we may not be able to meet the obligations under the 2006 PSC and the 2009 MOU – thus surrendering the rights granted to us by Guinea under the 2006 PSC (the “Concession”).  The Concession is our single most important asset and its loss would result in a substantial decrease in our ability to eventually become a profit-generating company.  Even if we acquire sufficient financing to meet the obligations under the 2006 PSC and the 2009 MOU, we may not be able to raise or expend the capital necessary to undertake or complete future drilling programs or acquisition opportunities unless we raise additional funds through debt or equity financings, which may not be available on acceptable terms to us or at all.  We may not be able to obtain debt or equity financing or enter into a strategic relationship with an industry partner to meet our capital requirements on acceptable terms, if at all.  Moreover, our future cash flow from operations may not be sufficient for continued exploration, development or acquisition activities, and we may not be able to obtain the necessary funds from other sources.

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

The 2006 PSC is subject to renegotiation pursuant to the terms of the 2009 MOU and prospective changes in Guinea’s laws and regulations, each of which may have an adverse impact upon our operations and profitability.

The 2009 MOU provides, among other things, that the 2006 PSC in its entirety will be renegotiated with a view to bringing the 2006 PSC into conformance with international standards.  There is no assurance that these negotiations will result in a mutually acceptable agreement.  If these negotiations do not come to a satisfactory conclusion (i.e., through negotiations between us and Guinea) by March 10, 2010, the 2009 MOU will be cancelled pursuant to its terms.  If the terms and conditions of the 2009 MOU are not met by March 31, 2010, the non-relinquished portion of the Contract Area could be required to be relinquished under the 2009 MOU.  We refer to the offshore area subject to our Concession as the “Contract Area.”  However, in order to reach agreement, either party has the right to recourse to international arbitration, in which event both parties shall wait for the arbitration decision to be rendered.  The 2006 PSC is subject to Guinea laws and regulations that were in force at the time of its signing.  Consequently, if Guinea passes new laws and regulations which act to modify the provisions of the 2006 PSC in a manner which results in a material change concerning our operations and economic position, we will be required to enter into negotiations with Guinea regarding the material change with a view toward restoring the original, respective economic positions of the parties before the change in laws or regulations occurred.  In the event we are not able to negotiate an acceptable modification of the 2006 PSC terms in light of new laws and regulations, we will be required to submit the matter to international arbitration.  There is no assurance that any arbitration would be successful.  The results of such negotiations or arbitration could be unfavorable to us and, as a result, could have a material adverse effect on our business plan, financial position, results of operations and future cash flows.

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

The accompanying Consolidated Financial Statements contained in this report on Form 10-Q for the three months ended September 30, 2009 have been prepared assuming we will continue as a going concern.  We have incurred losses since inception, resulting in cumulative losses of $69,128,000 through September 30, 2009.  We have historically been able to raise capital from debt or equity sources to finance our activities but there is no assurance we will be able to do so in the future or on acceptable terms, if at all.  The world economic crisis, the depressed price for oil, and the depressed price of our stock have weakened our ability to continue to raise new capital in this manner.  These combined conditions raise substantial doubt about our ability to continue as a going concern, as discussed in Note # 2 to the Consolidated Financial Statements.  The Consolidated Financial Statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We have a history of losses and there is no assurance that we will ever achieve or sustain profitability.

We have experienced substantial operating losses.  We expect to incur significant operating losses until we commence sales from the Concession. We will also need to raise sufficient funds to finance our exploration and exploitation activities.  We may be unable to achieve or sustain profitability.

We have no ability to control the prices that we may receive for oil and gas.  Oil and gas prices are volatile and a substantial or extended decline in prices could adversely affect our financial condition, liquidity, ability to obtain financing and future operating results.

We have no source of revenue at this time.  Our financial condition is based solely on our ability to sell equity or debt securities to investors or enter into a joint venture or similar strategic relationship with an industry partner, sell interests related to the Concession or borrow funds.  We expect that entering into these partnering relationships would entail transferring a portion of our interest in the Concession to such partner.  Such investors would consider the price of oil in making an investment decision.  Declines in oil and gas prices may adversely affect our financial condition, liquidity, ability to obtain financing and operating results. Low oil and gas prices also may reduce the amount of oil and gas that we could produce economically. Low oil and gas prices in the future could have a negative effect on our future financial results.  Historically, oil and gas prices and markets have been volatile, with prices fluctuating widely, and they are likely to continue to be volatile. Prices for oil and gas are subject to wide fluctuations in response to relatively minor changes in supply and demand, market uncertainty and a variety of additional factors that are beyond our control.  These factors include:

•	the level of domestic and foreign supplies of oil;

•	the level of consumer product demand;

•	weather conditions;

•	political conditions in oil producing regions throughout the world;

•	the ability of the members of the Organization of Petroleum Exporting Countries to agree to and maintain oil production;

•	price and production controls;

•	the price of foreign oil imports;

•	actions of governments;

•	domestic and foreign governmental regulations;

•	the price, availability and acceptance of alternative fuels;

•	overall economic conditions; and

•	value of the U.S. dollar.

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

Government regulations may require permits for drilling operations, drilling bonds and reports concerning operations. In addition, there may be statutes, rules and regulations governing conservation matters, including the unitization or pooling of oil and gas properties, establishment of maximum rates of production from oil and gas wells and the spacing, plugging and abandonment of such wells. Such statutes and regulations may limit the rate at which oil and gas could otherwise be produced from our properties and may restrict the number of wells that may be drilled on a particular lease or in a particular field.

Decommissioning costs are unknown and may be substantial; unplanned costs could divert resources from other projects.

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

The success of our business depends on our ability to find, develop and acquire oil and gas reserves.

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

Accounting rules require us to review the carrying value of our oil and gas properties on a quarterly basis for possible write down or impairment. Under these rules, capitalized costs of proved reserves may not exceed a ceiling calculated at the present value of estimated future net revenues from those proved reserves. Capital costs in excess of the ceiling must be permanently written down. A decline in oil and natural gas prices could cause a write down and would negatively affect our future income, if any.

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

Additional capital could be obtained from a combination of funding sources, many of which could have a material adverse effect on our business, results of operations and financial condition. These potential funding sources, and the potential adverse effects attributable thereto, include:

•	additional offerings of equity securities, which would cause dilution of our common stock;

•	sales of interests in the Concession and exploration program, which would reduce any future revenues from that program;

•	borrowings from financial institutions, which may subject us to certain restrictive covenants, including covenants restricting our ability to raise additional capital or pay dividends;

•
debt offerings, which would increase our leverage and add to our need for cash to service such debt (which could result in additional assets being pledged as collateral and which could increase our debt service requirements); and

•	sales of interests in other projects, which could reduce any future revenues.

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

Pending and future claims and litigation may adversely affect our financial condition and results of operations.

We are currently involved in various lawsuits, including a claim involving contractually prohibited short selling, a claim that Hyperdynamics and its Officers and Directors breached their fiduciary duties to shareholders and committed other tortuous acts, a claim that our actions or omissions caused the loss of the Royalty and Production Sharing Agreement, dated November 8, 2002, and an environmental cleanup case, among other claims more thoroughly described in Item 3 of our Annual Report on Form 10-K for the fiscal year ended June 30, 2009, as amended.  The outcome of litigation is difficult to assess or quantify, and we cannot predict how it will impact us, however the litigation described in Item 3 of our Annual Report on Form 10-K for the fiscal year ended June 30, 2009 could subject us to substantial legal expenses.  If we do not prevail, we might not have sufficient funds to make payments on our debt or successfully execute our business strategy or have to declare bankruptcy or cease operations.

Drilling new wells could result in new liabilities, which could endanger our interests in our properties and assets.

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

We are highly dependent on our management team and consultants and any failure to retain the services of such parties could adversely affect our ability to effectively manage our operations or successfully execute our business plan.

The successful implementation of our business strategy is highly dependent on our management team and certain key geoscientists, geologists’, engineers and other professionals engaged by us.  The loss of key members of our management team or other highly qualified technical professionals could adversely affect our ability to effectively manage our overall operations or successfully execute current or future business strategies which may have a material adverse effect on our business, financial condition and operating results.

The current recession could have a material adverse impact on our financial position, results of operations and cash flows.

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

New investors or commercial partners may require participation interests which could decrease future profitability.

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

A material weakness is a control deficiency, or a combination of control deficiencies, that results in there being more than a remote likelihood that a material misstatement in our financial statements will not be prevented or detected.  We have determined that as of June 30, 2009 and September 30, 2009 that our disclosure controls and procedures were not effective in ensuring that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed and reported within the time periods specified in the rules and forms of the SEC.

We have also determined as of June 30, 2009 that we have material weaknesses in our internal control over financial reporting and, as a result, our internal control over financial reporting is not effective.  Some of the weaknesses we identified in our internal control over financial reporting relate to our operations in Guinea, including deficiencies in the Company’s control environment, deficiencies in the staffing of our financial accounting department, and departure of members of financial management. See Item 4T Controls and Procedures in this Quarterly Report on Form 10-Q and Item 9A(T) Controls and Procedures in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009 for further disclosure concerning our controls and procedures.  These deficiencies increase the likelihood of misstatements in our financial statements or violations of law.

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

As described below in Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities of our Annual Report on Form 10-K, as amended, for the fiscal year ended June 30, 2009, the NYSE Amex has provided us correspondence that indicated we were not in compliance with the NYSE Amex continued listing requirements base on the NYSE Amex’s review of our Form 10-Q for the quarter ended December 31, 2008.  We submitted a plan to regain compliance with the listing standard, which NYSE Amex accepted.  In a letter dated October 9, 2009, NYSE Amex notified us that, while we remain noncompliant with Section 1003(a)(iv) of the Company Guide, we have made a reasonable demonstration of our ability to regain compliance with Section 1003(a)(iv) of the Company Guide no later than March 17, 2010, which is a six month extension of the September 17, 2009 compliance date originally established by NYSE Amex in its May 28, 2009 letter approving our plan of compliance.  During this extension period, we will be subject to periodic review by NYSE Amex.  Failure to make progress consistent with our plan of compliance or to regain compliance with the continued listing standards by the end of the extension period could result in our being delisted from NYSE Amex.  In addition, NYSE Amex notified us that we have resolved the continued listing deficiencies with respect to Sections 1003(a)(ii) and (a)(iii) of the Company Guide, and that, pursuant to Section 1009(f) of the Company Guide, NYSE Amex may initiate delisting procedures if we do not demonstrate compliance for two consecutive quarters and/or by September 17, 2010. We do not know when the NYSE Amex listing panel will make a decision regarding our listing delinquencies and there is no assurance that we will not be delisted from NYSE Amex.

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

As of November 23, 2009, approximately 16,072,222 shares of our common stock were restricted shares, and we have outstanding warrants and options to purchase approximately 16,284,391 shares of common stock. If these options and warrants are exercised, the underlying shares may become eligible for immediate resale. We do not know when or if these options will be exercised. In the event that a substantial number of these restricted shares are offered for sale in the market by several holders, the market price of our common stock could be adversely affected.

 Our management controls a significant percentage of our current outstanding common stock; their interests may conflict with those of our shareholders.

As of the date of this Quarterly Report on Form 10Q, our Directors and Executive Officers and their affiliates collectively and beneficially own or control approximately 8% of our voting power (including stock, warrants and, options). This concentration of voting control gives our Directors and Executive Officers and their respective affiliates substantial influence over any matters which require a shareholder vote, including, without limitation, the election of Directors, even if their interests may conflict with those of other shareholders. It could also have the effect of delaying or preventing a change in control of or otherwise discouraging a potential acquirer from attempting to obtain control of us. This could have a material adverse effect on the market price of our common stock or prevent our shareholders from realizing a premium over the then prevailing market prices for their shares of common stock.

Our stock price is highly volatile and you may lose some or all of your investment.

Trading prices of our common stock may fluctuate in response to a number of events and factors, such as:

•	general economic conditions;

•	availability of credit;

•	changes in interest rates;

•	conditions or trends in the oil and gas business;

•	fluctuations in the stock market in general and market prices for oil and gas companies in particular;

•	quarterly variations in our operating results;

•	new products, services, innovations, and strategic developments by our competitors or us, or business;

•	combinations and investments by our competitors or us;

•	changes in environmental regulation;

•	changes in our capital structure, including issuance of additional debt or equity to the public;

•	additions or departures of our key personnel;

•	corporate restructurings, including layoffs or closures of facilities;

•	stock market analyst reports, news and speculation;

•	political turmoil in Guinea; and

•	natural disasters such as hurricane, flooding, earthquake, acts of God.

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

We have never paid, and do not intend to pay, any cash dividends on our common Stock for the foreseeable future. The payment of cash dividends in the future, if any, will be at the discretion of our board of directors and will depend upon such factors as restrictions contained in our financing facilities, earnings levels, capital requirements, our overall financial condition, and any other factors deemed relevant by our board of directors. A purchaser of our common stock, in all likelihood, will only realize a profit on their investment if the market price of our common stock increases in value.

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

Sales of substantial amounts of our common stock in the public market could harm the market price of our common stock.

The sale of substantial amounts of our shares (including shares issuable upon exercise of outstanding options and warrants to purchase our common stock) may cause substantial fluctuations in the price of our common stock.  Because investors may be more reluctant to purchase shares of our common stock following substantial sales or issuances, the sale of shares in this offering could impair our ability to raise capital in the near term.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

As partial compensation for legal services rendered, we issued Patton Boggs, LLP 250,000 shares of the Company’s common stock, par value $.001, valued at $0.43 per share for a total market value of $107,500 on July 7, 2009.

This transaction was made in reliance upon exemptions from registration under Section 4(2) of the Securities Act.  Each certificate that may be issued for these unregistered shares of common stock, par value $.001 will contain a legend stating that the securities have not been registered under the Securities Act and setting forth the restrictions on the transferability and the sale of the securities.  No underwriter participated in, nor did we pay any commissions or fees to any underwriter, in this transaction.  This transaction did not involve a public offering.  The investor was knowledgeable about our operations and financial condition.  The investor had knowledge and experience in financial and business matters that allowed it to evaluate the merits and its risk of receipt of these securities.

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

Hyperdynamics Corporation
(Registrant)

By:	/s/ Ray Leonard
Ray Leonard
Chief Executive Officer

                                     Dated: November 23, 2009

By:	/s/ Jason Davis
Jason Davis
Chief Financial Officer
Principal Accounting Officer

                                     Dated: November 23, 2009