Form 10-Q
period 2010-02-16
HYPERDYNAMICS CORP
filed 2010-02-16
CIK 937136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934: For the quarterly period ended December 31, 2009

or
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934: For the transition period from _______ to _________

Commission file number: 000-32490

HYPERDYNAMICS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	87-0400335
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of February 15, 2010, 91,177,666 shares of common stock, $0.001 par value, were outstanding.

Table of Contents

Part I. Financial Information
Item 1. Financial Statements

Consolidated Balance Sheets (unaudited) at December 31, 2009 and June 30, 2009	2

Consolidated Statements of Operations (unaudited) for the Three and Six Months Ended December 31, 2009 and 2008, and for the period from inception of the Exploration Stage (July 1, 2009) to December 31, 2009	3

Consolidated Statements of Shareholders’ Equity (unaudited) for the Six Months Ended December 31, 2009	4

Consolidated Statements of Cash Flows (unaudited) for the Six Months Ended December 31, 2009 and 2008, and for the period from inception of the Exploration Stage (July 1, 2009) to December 31, 2009	5

Notes to Consolidated Financial Statements (unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3. Quantitative and Qualitative Disclosures about Market Risks	23

Item 4T. Controls and Procedures	23

Part II. Other Information

Item 1. Legal Proceedings	23

Item 6. Exhibits	24

Signatures	25

HYPERDYNAMICS CORPORATION
(an Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Number of Shares and Per Share Amounts)
(Unaudited)

	December 31, 2009	June 30, 2009
ASSETS
Current assets:
Cash and cash equivalents	$1,122	$1,360
Prepaid expenses and other current assets	146	52
Assets held for sale – Discontinued Operations	-	145
Total current assets	1,268	1,557
Property and equipment, net of accumulated depreciation of $399 and $339	178	209
Oil and gas properties, using full cost method:
Unevaluated properties excluded from amortization	13,997	7,663
Deposits	117	11
Total assets	$15,560	$9,440

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	3,632	803
Accounts payable - seismic data	650	650
Variable share issuance obligation	-	553
Dividends payable	372	372
Dividends payable to related party	442	434
Short-term notes payable and current portion of long-term debt, net of discount of $- and $134	57	639
Total current liabilities	5,153	3,451

Warrant derivative liability	2,063	-
Long-term debt, net of discount of $- and $341	-	1,661
Liabilities related to assets held for sale - discontinued operations-noncurrent	-	18
Deferred rent	49	56
Total liabilities	7,265	5,186

Commitments and contingencies (Note 11)	-	-

Shareholders' equity:
Convertible preferred stock, par value $0.001; stated value $1,000; 20,000,000 authorized
Series A – 3,000 shares issued and 1,945 shares outstanding	-	-
Series B - 2,725 shares issued and 0 and 2,406 shares outstanding	-	-
Common stock, $0.001 par value, 250,000,000 shares authorized; 91,177,666 and 64,162,813 shares issued and outstanding	91	64
Additional paid-in capital	82,026	71,805
Accumulated deficit	(67,615)	(67,615)
Deficit accumulated after reentering exploration stage	(6,207)	-
Total shareholders' equity	8,295	4,254
Total liabilities and shareholders' equity	$15,560	$9,440

The accompanying notes are an integral part of these consolidated financial statements.

HYPERDYNAMICS CORPORATION
(an Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Number of Shares and Per Share Amounts)
(Unaudited)

	Three months ended December 31,		Six months ended December 31,		Inception of exploration stage through December 31,
	2009	2008	2009	2008	2009
Costs and expenses:
Depreciation	$29	$34	$59	$67	$59
Selling, general and administrative	3,038	2,042	5,426	4,227	5,426
Total costs and expenses	3,067	2,076	5,485	4,294	5,485
Loss from operations	(3,067)	(2,076)	(5,485)	(4,294)	(5,485)

Other income (expense)
Loss on derivative liability	(423)	-	(478)	-	(478)
Interest expense, net	(496)	(2,022)	(711)	(2,221)	(711)
Gain (loss) on settlement of debt	(298)	200	(298)	(435)	(298)
Total other income (expense)	(1,217)	(1,822)	(1,487)	(2,656)	(1,487)

Loss from continuing operations	(4,284)	(3,898)	(6,972)	(6,950)	(6,972)
Income (loss) from discontinued operations, net of tax	(3)	(2,275)	765	(1,995)	765
Net loss	(4,287)	(6,173)	(6,207)	(8,945)	(6,207)
Preferred stock dividend to related party	16	(24)	(8)	(49)	(8)
Net loss attributable to common shareholders	$(4,271)	$(6,197)	$(6,215)	$(8,994)	$(6,215)

Basic and diluted income (loss) per share
From continuing operations	$(0.05)	$(0.06)	$(0.09)	$(0.12)
From discontinued operations	(0.00)	(0.04)	0.01	(0.03)
Net loss per share attributable to common shareholders	$(0.05)	$(0.10)	$(0.08)	$(0.15)

Weighted average shares outstanding
Basic and diluted	84,461,229	61,114,189	74,565,109	60,405,417

The accompanying notes are an integral part of these consolidated financial statements.

HYPERDYNAMICS CORPORATION
(an Exploration Stage Company)
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In Thousands, Except Number of Shares)
 (Unaudited)

	Series A Preferred		Series B Preferred		Common Stock		Additional Paid-in	Accumulated	Deficit Accumulated during Exploration
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Stage	Total

Balance, June 30, 2009, as previously reported	1,945	$-	2,406	$-	64,162,813	$64	$71,805	$(67,615)	$-	$4,254

Cumulative effect of reclassification of warrants as a derivative under ASC 815	-	-	-	-	-	-	(1,585)	--	-	(1,585)
Balance at July 1, 2009, as adjusted	1,945	-	2,406	-	64,162,813	64	70,220	(67,615)	-	2,669
Common stock issued for:
Services	-	-	-	-	442,049	-	322	-	-	322
Conversion of Series B Preferred Stock	-	-	(2,406)	-	15,822,222	16	(16)	-	-	-
Conversion of debentures	-	-	-	-	1,949,411	2	1,294	-	-	1,296
Cash in private placement	-	-	-	-	8,801,171	9	7,521	-	-	7,530
Stock options issued for services	-	-	-		-	-	1,363	-	-	1,363
Discount related to modification of convertible debt	-	-	-	-	-	-	1,172	-	-	1,172
Warrant repricing charged to interest expense	-	-	-	-	-	-	158	-	-	158
Warrant repricing
Deemed dividend	-	-	-	-	-	-	322	-	-	322
Deemed dividend	-	-	-	-	-	-	(322)	-	-	(322)
Preferred stock dividends to related party	-	-	-	-	-	-	(8)	-	-	(8)
Net loss	-	-	-	-	-	-	-	-	(6,207)	(6,207)
Balance, December 31, 2009	1,945	$-	-	$-	91,177,666	$91	$82,026	$(67,615)	$(6,207)	$8,295

The accompanying notes are an integral part of these consolidated financial statements.

HYPERDYNAMICS CORPORATION
(an Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Six Months Ended December 31,		Inception of Exploration Stage through December 31,
	2009	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,207)	$(8,945)	$(6,207)
Income from discontinued operations	(765)	1,995	(765)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	59	68	59
Common stock issued for services	143	896	143
Employee stock options	1,363	211	1,363
Variable share issuance obligation	(374)	543	(374)
Warrant repricing charged to interest expense	158	-	158
Loss on debt extinguishment	298	435	298
Loss on derivative liability	478	-	478
Interest accreted to debt principal	342	1,464	342
Gain on disposal of assets	-	(65)	-
Amortization of discount and financing costs on debt	144	550	144
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	21	533	21
Other assets	(106)	-	(106)
Accounts payable and accrued expenses	(889)	(1,312)	(889)
Deferred rent	(7)	(9)	(7)
Cash used in operating activities – continuing operations	(5,342)	(3,636)	(5,342)
Cash provided by operating activities – discontinued operations	(76)	749	(76)
Net cash used in operating activities	(5,418)	(2,887)	(5,418)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(37)	(5)	(37)
Investment in oil and gas properties	(2,521)	(203)	(2,521)
Cash used in investing activities – continuing operations	(2,558)	(208)	(2,558)
Cash provided by investing activities – discontinued operations	881	69	881
Net cash used in investing activities	(1,677)	(139)	(1,677)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock, net of offering costs of $470	7,530	-	7,530
Proceeds from convertible debt, net of financing costs	-	5,000	-
Placement fees on convertible debentures	-	(300)	-
Financing costs deducted from convertible debentures	-	(30)	-
Prepayment penalty on notes payable	-	(271)	-
Payments on notes payable and installment debt	(673)	(2,077)	(673)
Cash provided by financing activities – continuing operations	6,857	2,322	6,857
Cash used in financing activities – discontinued operations	-	-	-
Net cash provided by financing activities	6,857	2,322	6,857

DECREASE IN CASH AND CASH EQUIVALENTS	(238)	(704)	(238)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,360	1,480	1,360
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,122	$776	$1,122

The accompanying notes are an integral part of these consolidated financial statements.

SUPPLEMENTAL DISCLOSURES:
Interest paid in cash	$69	$471	$69
Income taxes paid in cash	-	-	-

NON-CASH TRANSACTIONS:

Common stock issued for accounts payable	$-	$173	$-
Common stock issued to settle variable share obligation	179	-	179
Common stock issued for investment in oil and gas properties	-	34
Stock issued for deferred financing costs	-	103	-
Deemed dividend attributable to repriced warrants originally issued with purchase of common stock	322	29	322
Debt discount on convertible debt	-	2,372	-
Conveyance of asset retirement obligation	-	86
Accounts payable for oil and gas property	3,813	129	3,813
Note payable for fixed assets	-	32	-
Fair value of warrant repricing associated with debt modification	-	106
Accrued and unpaid preferred stock dividend to related parties	8	49	8
Accelerated discount associated with debt conversion	1,116	1,814	1,116
Conversion of debt into common stock	2,412	3,817	2,412
Conversion of Series B Preferred Stock into Common Stock	16	-	16
Discount related to modification of convertible debt	1,172	-	1,172
Relative fair value of warrants issued in connection with equity offering	1,642	-	1,642
Asset retirement obligation transferred as part of sale of assets	18	-	18
Note payable issued for prepaid insurance	115	-	115

The accompanying notes are an integral part of these consolidated financial statements.

HYPERDYNAMICS CORPORATION
(an Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

Hyperdynamics Corporation (“Hyperdynamics,” the “Company,” “we,” and “our”) is a Delaware corporation formed in March 1996. Hyperdynamics has two wholly-owned subsidiaries, SCS Corporation (SCS) and HYD Resources Corporation (“HYD”). Through SCS and its wholly owned subsidiary, SCS Corporation Guinea SARL, which is a limited liability company formed under the laws of the Republic of Guinea (“Guinea”) located in Conakry, Guinea, Hyperdynamics focuses on oil and gas exploration offshore the coast of West Africa. SCS began operations in oil and gas exploration, seismic data acquisition, processing, and interpretation in late fiscal 2002. In April 2004, Hyperdynamics acquired HYD, and in January 2005, HYD acquired Trendsetter Production Company (Trendsetter), an oil and gas operator in Louisiana that had been under common ownership with HYD. Trendsetter operated all of the Company’s domestic oil and gas assets until the completion of their sale in August, 2009.

With sale of all of our proved reserves, Hyperdynamics reentered the Exploration stage effective July 1, 2009.  Our primary focus going forward will be, among other things, to raise additional capital to fund our search for oil and gas deposits on our Guinea concession.

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

Earnings Per Share

Basic loss per share is computed using the weighted average number of shares of common stock outstanding during each period. Diluted loss per share includes the dilutive effects of common stock equivalents on an “as if converted” basis. For the three and six months ended December 31, 2009 and 2008, all potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

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

The three levels are defined as follows:

•	Level 1 - inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•
Level 2 - inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 - inputs to the valuation methodology are unobservable and significant to the fair value measurement.

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  The Company has determined that certain warrants outstanding as of the date of these financial statements qualify as derivative financial instruments under the provisions of FASB ASC Topic No. 815-40, Derivatives and Hedging – Contracts in an Entity’s Own Stock.” See Note 8 for discussion of the impact the adoption of this standard had on the Company’s financial statements and results of operations.  These warrant agreements include provisions designed to protect holders from a decline in the stock price (‘down-round’ provision) by reducing the exercise price in the event we issue equity shares at a price lower than the exercise price of the warrants.  As a result of this down-round provision, the exercise price of these warrants could be modified based upon a variable that is not an input to the fair value of a ‘fixed-for-fixed’ option as defined under FASB ASC Topic No. 815-40 and consequently, these warrants must be treated as a liability and recorded at fair value at each reporting date.

The fair value of these warrants was determined using a Binomial Model with any change in fair value during the period recorded in earnings as “Other income (expense) – Income (loss) on derivative liability". As a result, the derivative warrant liability is carried on the balance sheet at its fair value.

Significant Level 3 inputs used to calculate the fair value of the warrants include the stock price on the valuation date, expected volatility, risk-free interest rate and management’s assumptions regarding the likelihood of a repricing of these warrants pursuant to the down-round provision.

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2009 (unaudited).

In Thousands:
	Carrying Value at December 31, 2009	Fair Value Measurement at December 31, 2009
		Level 1	Level 2	Level 3

Derivative warrants liability	$2,063	$-	$-	$2,063

The following table sets forth the changes in the fair value measurement of our Level 3 derivative warrant liability:

Beginning balance – July 1, 2009 (after adoption of ASC 815)	$1,585
Included in earnings	55
At September 30, 2009	$1,640
Included in earnings	423
At December 31, 2009	$2,063

The Company did not identify any other assets and liabilities that are required to be presented on the consolidated balance sheet at fair value in accordance with FASB ASC Topic No. 815.

Recently issued or adopted accounting pronouncements

 In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162 ” (“SFAS 168”). The FASB Accounting Standards Codification TM , (“Codification”) will become the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of SFAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company has adopted the requirements of SFAS 168.

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

2. GOING CONCERN

The accompanying Consolidated Financial Statements have been prepared assuming the Company will continue as a going concern.  The Company has incurred losses since inception, resulting in cumulative losses of $73,822,000 through December 31, 2009. Hyperdynamics has historically been able to raise capital from debt or equity sources to finance our activities. The world economic crisis, the volatile price for oil, and the depressed price of our stock have weakened our ability to continue to raise new capital in this manner. These combined conditions raise substantial doubt about Hyperdynamics’ ability to continue as a going concern.

The Company’s plan to resolve the uncertainty about our ability to continue as a going concern includes raising additional capital, cost reductions and monetization of our oil and gas exploration assets by attracting a joint venture or financial partner to participate in our exploration of our oil and gas concession offshore the Republic of Guinea (“Guinea”).

On November 12, 2009, we entered into a Shares Purchase Agreement with Enable Growth Partners, L.P. (“Enable”), which then held certain securities that were previously issued by us.  Pursuant to the Shares Purchase Agreement, we issued to Enable 1,578,948 shares of our common stock, par value $.001 per share.  The aggregate net proceeds from the Offering, after deducting offering expenses payable by us of $15,000, were approximately $1,485,000.  The offering closed on November 17, 2009.  This offering provided short term liquidity for the Company.

On December 3, 2009, the Company entered into a Securities Purchase Agreement pursuant to which the Company agreed to sell an aggregate of 7,222,223 shares of its common stock and warrants to purchase a total of 3,250,000 shares of its common stock to institutional investors for gross proceeds of approximately $6.5 million.  The purchase price of a share of common stock and fractional warrant was $0.90 with the exercise price of the warrants priced at $0.98.  Subject to certain ownership limitations, the warrants are exercisable 181 days following the closing date of the offering and expire four years following the initial exercise date at an exercise price of $0.98.    The net proceeds to the Company from the offering, after deducting placement agent fees and the Company’s offering expenses of $455,000, were approximately $6,045,000.  The offering is closed on December 7, 2009.  This offering provided additional short term liquidity for the Company and was used to pay for a portion of the current seismic program as well as to retire the Company’s outstanding Convertible Debentures (see Note 7).

Management’s plans focus primarily on obtaining well capitalized participants in its concession to help the Company fund exploration and development.  Management is also evaluating how it can raise additional capital to further its business objectives. If management is not successful in securing outside funding by monetizing a portion of its exploration assets or raising additional funds, Hyperdynamics may not survive.

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

These assets, which were associated with HYD, our former domestic business segment, are a disposal group and constitute a component of the entity with distinguishable cash flows.  Accordingly, these assets and cash flows and results of operations associated with these assets are classified as discontinued operations in the accompanying Consolidated Statements of Operations, Consolidated Balance Sheets, and Consolidated Statements of Cash Flows for all periods presented.

Assets held for sale as of June 30, 2009 consisted of land and a building in Trout, Louisiana and working interest in our remaining domestic oil and gas properties.  The remaining properties were sold in August 2009.  The following assets and liabilities have been segregated and classified as assets held for sale and liabilities associated with assets held for sale, as appropriate, in the Consolidated Balance Sheets as of December 31, 2009 and June 30, 2009.  The amounts presented below do not include cash, or payables, which will be retained by Hyperdynamics.

	December 31, 2009	June 30, 2009

Assets held for sale
Land and building, net of accumulated depreciation of $0 and $7,000	$-	$43,000
Oil and Gas Properties, net of accumulated impairment of $0 and $576,000	-	102,000
Assets held for sale and discontinued operations	$-	$145,000

Liabilities related to assets held for sale and discontinued operations- noncurrent
Asset retirement obligations	$-	$18,000

The following summarized financial information for the six months ended December 31, 2009 and 2008 relates to the assets held for sale and have been reported as discontinued operations in all periods presented. Because of Hyperdynamics’ net loss, there is no provision for income taxes.

	December 31, 2009	December 31, 2008

Revenues	$-	$1,731,000
Cost and Expenses:
Lease operating costs	-	820,000
Depreciation, depletion and amortization	-	495,000
Accretion	-	40,000
Impairment and other expenses		2,371,000
Gain on sale of discontinued operations	765,000	-
Income (loss) from discontinued operations	$765,000	$(1,995,000)

4. INVESTMENT IN OIL AND GAS PROPERTIES

Investment in Oil and Gas properties consists of our Guinea concession in offshore West Africa.

The following table provides detail of costs (in thousands) to date for Guinea as of December 31, 2009 and June 30, 2009:

	Republic of Guinea
	December 31, 2009	June 30, 2009

Lease Acquisition Costs	$291	$291
Geological and geophysical Cost	13,706	7,372

	13,997	7,663
Less: Accumulated
Depletion and Depreciation	-	-

	$13,997	$7,663

 Excluded Costs

Hyperdynamics excludes capitalized costs of unevaluated oil and gas properties from amortization. Currently, geological and geophysical information pertaining to the Guinea concession is being collected and evaluated and no reserves have been attributed to this concession. The costs associated with such unproved properties of $13,997,000 and $7,663,000 as of December 31, 2009 and June 30, 2009, respectively, are excluded from amounts subject to amortization. The majority of the evaluation activities are expected to be completed within the next two years. As of December 31, 2009, based on our impairment review and our intent to continue evaluation activities, there was no impairment indicated for our excluded costs.

We incurred $6,334,000 and $321,000 of geological and geophysical costs for our Guinea concession during the six months ended December 31, 2009 and 2008, respectively.

Guinea Concession

On September 22, 2006, we signed a Production Sharing Contract (the “2006 PSC”) with the Republic of Guinea. On September 11, 2009, we entered into a Memorandum of Understanding (the “2009 MOU”) with Guinea in which we agreed with the government to resolve certain issues related to the 2006 PSC.

2009 MOU

The 2009 MOU required us to surrender 64% of the Contract Area (approximately 51,200 square kilometers) no later than December 31, 2009.  The relinquishment was submitted by the Company and received by the Guinean government on December 30, 2009.   Pursuant to the 2009 MOU we maintain the right to participate in any new concessions granted within this surrendered Contract Area on a right of first refusal basis, on equal terms and conditions with bidding parties.

In addition to our other obligations under the 2006 PSC as described above, we agreed in the 2009 MOU to commence drilling of at least one exploratory well within the non-surrendered portion of the  Contract Area no later than December 31, 2011.  The 2009 MOU requires negotiation between the parties concerning certain provisions in the 2006 PSC to make such terms more consistent with usually applicable international standards and practices by March 11, 2010, subject to force majeure and then-pending arbitration, without any modification of our existing rights to the non-surrendered portion of the Contract Area of approximately 28,800 square kilometers. If the parties’ negotiations have not come to a satisfactory conclusion by March 10, 2010, the 2009 MOU will be cancelled pursuant to its terms.

Under the 2009 MOU, we were required to submit a timeline of work programs and operations to Guinea no later than December 31, 2009, subject to a thirty day extension, with any further delay resulting in the cancellation of the 2009 MOU.  The two-year work plan was submitted by the Company and received by the Guinean government on December 30, 2009.  If the terms and conditions of the 2009 MOU are not satisfied by March 31, 2010, and in the absence of an agreement between the parties, our retained portion of the Contract Area could be required to be relinquished to Guinea.  In order to reach agreement, the parties have the right to seek international arbitration.  If the results of such negotiations or arbitration are unfavorable to us, our investment in the Guinea Concession could be subject to impairment.

Dana Petroleum Agreement

On December 4, 2009, the Company and Dana Petroleum (E&P) Limited (“Dana”) signed a Sale and Purchase Agreement to acquire a 23% participation interest in the Guinea Production Sharing Agreement.  On January 28, 2010, the Company effected the closing of the Sale and Purchase Agreement with Dana and assigned a minority interest in the oil and gas concession offshore Guinea to Dana.  See Note 12 for further discussion.

Oil and Gas Properties

On April 1, 2009, management executed a contract to sell the working interest in all of its domestic oil and gas properties. The final sale was completed in August 2009 and as a result of the sale, we no longer have any proved oil and gas reserves.

5. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of December 31, 2009 and June 30, 2009 include the following:

	December 31, 2009	June 30, 2009
	(in Thousands)
Accounts payable	$3,599	$688
Accrued payroll	-	11
Taxes payable	33	88
Deferred rent	-	16
	$3,632	$803

6. ACCOUNTS PAYABLE – SEISMIC DATA

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

Any user license sales proceeds generated from user licenses of this data shall first go to pay off the $650,000 liability at a rate of 90 percent of gross user license sales proceeds to OSS and 10 percent to SCS until the $650,000 is paid in full. Any funding arrangement SCS enters into with respect to the 2006 PSC, whereby all rights and obligations under the 2006 PSC are transferred, shall cause the $650,000 to become immediately due upon signing and funding of such agreement. The payable is accrued at December 31, 2009. The agreement does not provide for interest payments.  Accordingly, we have not accrued interest on this payable.

7. SHORT-TERM NOTES PAYABLE AND LONG-TERM DEBT

Short-term notes payable and long-term debt consists of the following:

	December 31, 2009	June 30, 2009
	(in Thousands)
Installment notes payable	$57	$23
YA Global Notes	-	-
Convertible debentures
Gross	-	2,752
Unamortized discount	-	(475)
Net	$-	$2,277
Total short term notes payable and long-term debt	57	2,300
Less: current portion	(57)	(639)
Long term notes payable, net of discount	$-	$1,661

In addition to installment notes payable as of June 30, 2009, during the six months ended December 31, 2009, Hyperdynamics financed an insurance policy for an aggregate amount of $115,000. Hyperdynamics is obligated to pay installments of principal and interest of approximately $13,000 per month.

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

Convertible Debentures

On September 12, 2008, Hyperdynamics sold $5,000,000 convertible debentures, convertible at $2.25 per share, to an investor in a registered direct offering.  Placement costs totaled $403,000, resulting in net cash proceeds of $4,670,000.   The investor also received warrants to purchase 1,111,111 shares of common stock at $3.00 per share and warrants to purchase 1,111,111 shares of common stock at $2.75 per share.

During October 2008, the above investor converted $563,000 of debenture principal to common stock, resulting in the issuance of 250,000 shares of common stock and payment of cash of $89,000 for a portion of the associated make whole interest.  The remaining make whole interest of $133,000 associated with these conversions was added to the debenture principal in November 2008 as discussed below.

On November 20, 2008, Hyperdynamics entered into an amendment agreement with the same debenture investor.  The agreement reduced the conversion price of the convertible debentures to $1.65 per share, reduced the exercise price of the 2,424,243 warrants issued during May 2008 to $2 per share, and reduced the exercise price of the 1,111,111 Series A and Series B warrants each issued during  September 2008 to $2.25 per share and $2.50 per share, respectively. The amendment also provided a new interest payment option, payment in kind, by which interest, including any ‘make whole’ interest due, could be added to the outstanding principal amount of the Debenture.

The amendment resulted in a substantial modification of terms of the debt.  Accordingly, Hyperdynamics recognized the amendment as an extinguishment of debt (the “2008 Extinguishment) which provides  that the fair value of the assets given to the investor to refund the existing debt will be compared with the carrying value of the existing debt and a gain or loss on extinguishment be recognized.  Hyperdynamics recognized a gain associated with the 2008 Extinguishment of $56,000 during the three months ended December 31, 2008.  As a consequence of the 2008 Extinguishment, the post modification debt was recorded at its fair value and the resulting discount is amortized as interest expense over the term of the convertible debentures.  The post modification debt had an effective interest rate of 29% per annum.

On November 12, 2009, we entered into a Securities Purchase Agreement with the convertible debenture holder (See Note 9 for additional information).  Pursuant to the Securities Purchase Agreement and the terms of the convertible debenture, the conversion price of the convertible debenture was reduced from $1.65 per share to $0.95 per share, subject to no further adjustment other than for stock splits and stock dividends. Pursuant to FASB ASC Topic No. 470-20, “Debt with Conversion and Other Options,” we determined the reduction in the conversion price resulted in the recognition of a contingent beneficial conversion feature.  The intrinsic value of the contingent beneficial conversion feature was $1,172,000, which was treated as additional discount on the outstanding convertible debenture balance of $1,590,000 on November 12, 2009.

During the six months ended December 31, 2009, based upon the conversion prices of $1.65 and $0.95 per share, the convertible debenture investor converted a total principal amount, including interest accreted to principal,  of $1,296,000 (net of a discount of $1,116,000) into 1,949,411 shares of the Company’s common stock.  Following the offering with Enable Growth Partners, L.P., as discussed previously in Note 2, the Company paid approximately $525,000 to retire the remaining outstanding convertible debenture amount.  We recognized a loss of approximately $298,000 for the six months ended December 31, 2009, which represents the difference between the remaining convertible debenture amount outstanding, net of the discount associated with the contingent beneficial conversion feature discussed above, and the payoff amount.  The beneficial conversion feature did not have any intrinsic value at the time the convertible debenture was paid off.

8. WARRANT DERIVATIVE LIABILITY

Effective July 1, 2009, the Company adopted FASB ASC Topic No. 815 (formerly EITF 07-05) which defines determining whether an instrument (or embedded feature) is indexed to an entity’s own stock.  This literature specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument and provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the scope exception.

As a result of this adoption, warrants previously treated as equity pursuant to the derivative treatment exemption are no longer afforded equity treatment because the warrants have downward ratchet provision on the exercise price. As a result, the warrants are not considered indexed to the Company’s own stock, and as such, all future changes in the fair value of these warrants will be recognized currently in earnings in our consolidated statement of income under the caption “Change in fair value of warrant liability” until such time as the warrants are exercised or expire.

The exercise price of certain warrants issued to YA Global Investments, LP (“YA Global”) is subject to “reset” provisions in the event we subsequently issue common stock, stock warrants, stock options or convertible debt with a stock price, exercise price or conversion price lower than $2.00. If these provisions are triggered, YA Global will receive warrants to purchase additional shares of common stock and a reduction in the exercise price of all their warrants.

As such, effective July 1, 2009, the Company reclassified from additional paid-in capital, as a cumulative effect adjustment, $1,585,000 to warrant liabilities to recognize the fair value of the YA Global Warrants as if these warrants had been treated as a derivative liability since their issuance in February 2008.

In November 2009, the YA Global warrants, then totaling 666,666 were reset to an exercise price of $0.95 and into a total number of shares of 1,157,894.  In December 2009, these warrants, then totaling 1,157,894 were reset to an exercise price of $0.90 and into a total number of shares of 1,222,222. The Company recognized a $478,000 loss from the change in fair value for the six months ended December 31, 2009.  The fair value of the YA Global Warrants was $2,063,000 on December 31, 2009.

These common stock purchase warrants do not trade in an active securities market, and as such, we estimate the fair value of these warrants using a Binomial Model using the following assumptions:

	December 31, 2009	July 1, 2009

Annual dividend yield	0.00	0.00
Expected life (years)	3.11	3.61
Risk-free interest rate	1.45%	1.57%
Expected volatility	454%	442%

Expected volatility is based on historical volatility of the Company’s common stock.  The expected life is based on the remaining term of the warrants. The risk-free interest rate is based on U.S. Treasury securities according to the remaining term of the warrants. The expected dividend yield was based on the Company’s current and expected dividend policy.

9. SHAREHOLDERS' EQUITY

 Series B Preferred Stock

Prior to the conversion of our Series B preferred stock on September 29, 2009, the Series B stockholders were entitled to a 4% cumulative dividend on the stated value, which was payable only upon conversion of the preferred stock. Dividends may be paid in stock or cash at Hyperdynamics' option. During the six months ended December 31, 2009 and 2008, dividends of $8,000 and $25,000 were accrued. The resulting balance in accrued dividends was $442,000 as of December 31, 2009.

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

Common Stock issuances

In addition to the 15,822,222 common shares issued pursuant to the Series B Conversion discussed above, during the six months ended December 31, 2009, the Company issued 388,251 shares of common stock from its Stock and Stock Option plan to employees, directors and consultants for services valued at $188,000. Services were valued using the market close price on the date of grant.

On November 12, 2009, we entered into a Shares Purchase Agreement with Enable Growth Partners, L.P. (“Enable”), which then held certain securities that were previously issued by us.  Pursuant to the Shares Purchase Agreement, we issued to Enable 1,578,948 shares of our common stock, par value $.001 per share.  The aggregate net proceeds from the offering, after deducting offering expenses payable by us, were approximately $1,485,000.  The offering closed on November 17, 2009.

On December 3, 2009, the Company entered into a Securities Purchase Agreement pursuant to which the Company agreed to sell an aggregate of 7,222,223 shares of its common stock and warrants to purchase a total of 3,250,000 shares of its common stock to institutional investors for gross proceeds of approximately $6.5 million.  The net proceeds to the Company from the offering, after deducting placement agent fees and the Company’s offering expenses, were approximately $6,045,000.  The placement agent also received warrants to purchase 144,444 shares of common stock as additional compensation.  The purchase price of a share of common stock and fractional warrant was $0.90 with the exercise price of the warrants priced at $0.98.  Subject to certain ownership limitations, the warrants are exercisable 181 days following the closing date of the offering and expire four years following the initial exercise date at an exercise price of $0.98.  See Note 10 for additional information.  The offering closed on December 7, 2009.  The proceeds from this offering were used to pay for a portion of the current seismic program as well as to retire the Company's outstanding convertible debentures (see Note 7).

Employee stock options

During the six months ended December 31, 2009, we granted options to purchase 6,065,000 shares of common stock to the Company’s employees and directors.   The compensation expense associated with employee stock options during the six months ended December 31, 2009 was $1,363,000. The fair value of the options grants was determined using the Black-Scholes option pricing model.  See Note 10.

10. STOCK OPTIONS AND WARRANTS

The Company has two stock award plans: the Stock and Stock Option Plan, which was adopted in 1997 (“1997 Plan”) and the 2008 Restricted Stock Award Plan (“2008 Plan”). The Company has proposed to its stockholders to approve a new 2010 Equity Incentive Plan (the “2010 Plan”) that has been approved by our board of directors.  Upon stockholder approval of the 2010 Plan at our annual meeting of stockholders to be held on February 18, 2010, the 1997 Plan and 2008 Plan will be retired.  The 1997 Plan provides for the grant of common stock, incentive stock options and /or non qualified stock options or warrants to purchase the common stock of the company to selected employees, directors, officers, agents, consultants, attorneys and advisors of the company. The shares of common stock, options, or warrants may be granted under this plan only within 20 years from the effective date of the plan, as amended. A maximum of 14,000,000 shares are issuable under the 1997 Plan.

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

2008 Restricted Stock Award Plan

During the three and six months ended December 31, 2009 no options or warrants were issued under the plan.

Stock and Stock Option Plan

Options granted to employees and directors during the six months ended December 31, 2009:

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

In addition to the equity award grants discussed above, Mr. Leonard received the following stock option grants, the vesting of which starts on the date the performance metric (Trigger Event) is achieved:

•	When $8 million cumulative is raised, the award is 210,000 stock options.

•	When $20 million cumulative is raised, the award is an additional 180,000 stock options.

•	When $30 million cumulative is raised, the award is an additional 210,000 stock options.

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

These options had a fair value of $1,468,927 which was calculated using the Black-Scholes option pricing model adjusted for the performance conditions of the options. Based on the expected vesting schedule, $395,194was expensed during the three months ended September 30, 2009.

•
In October and November 2009, we granted options to purchase 825,000 shares of common stock to employees, directors and consultants.  The options have an exercise price of between $1.12 and $1.61 and a term of five years.  The options vest ratably over three years.  These options had an estimated fair value of $839,000.

•
In December 2009, we granted options to purchase 400,000 shares of common stock to William Young, our Executive Vice President of Commercial Affairs.  The options have an exercise price of $0.92 per share and a term of five years.  Options to purchase 200,000 shares of common stock vest ratably over three years.  The remaining 200,000 vest upon achieving a trading share price for our common stock of $3.00 per share.  These options had an estimated fair value of $196,000.

The following table provides information about options granted during the six months ended December 31, 2009 and 2008:

	2009	2008
Number of options granted	6,065,000	385,000
Compensation expense recognized as selling, general and administrative expense	$1,363,000	$43,000
Compensation cost capitalized	-	-
Weighted average fair value of options	$0.43	$1.56

The following table details the significant assumptions used to compute the fair market values of employee stock options granted during the six months ended December 31, 2009 and 2008:

	2009	2008
Risk-free interest rate	0.38 – 3.30%	0.76-2.63%
Dividend yield	0%	0%
Volatility factor	115 – 178%	87-118%
Expected life (years)	1.0 – 7.5	1-1.5

At December 31, 2009, there was $1,419,000 of unrecognized compensation costs related to non-vested share based compensation arrangements granted to employees and directors under the plan.

 Summary information regarding employee stock options issued and outstanding as of December 31, 2009 is as follows:

	Options	Weighted Average Share Price
Outstanding at year ended June 30, 2009	2,219,707	3.28
Granted	6,065,000	$0.77
Exercised	-	-
Expired or forfeited	(413,447)	2.25
Outstanding at December 31, 2009	7,871,260	$1.39

Options outstanding and exercisable as of December 31, 2009
Exercise Price	Outstanding Number of Shares	Remaining Life	Exercisable Number of Shares
$0.01 – 0.49	275,000	2 years	125,000
$0.01 – 0.49	190,000	3 years	190,000
$0.01 – 0.49	1,160,000	5 years	650,000
$0.01 – 0.49	2,490,000	Over 5 years	-
$0.50 – 1.00	60,000	2 years	60,000
$0.50 – 1.00	95,000	3 years	95,000
$0.50 – 1.00	490,000	5 years	90,000
$1.00 – 1.49	52,500	1 year or less	52,500
$1.00 – 1.49	60,000	2 years	60,000
$1.00 – 1.49	920,000	5 years	800,000
$1.50 – 1.99	75,000	1 year or less	75,000
$1.50 – 1.99	30,000	2 years	30,000
$1.50 – 1.99	755,000	5 years	755,000
$2.00 - 2.49	100,000	1 year or less	100,000
$2.00 - 2.49	280,000	2 years	280,000
$2.00 - 2.49	85,000	3 years	85,000
$2.50 - 2.99	88,760	1 year or less	88,760
$3.00 - 3.50	65,000	1 year or less	65,000
$5.00	300,000	3 years	-
$10.00	300,000	3 years	-
	7,871,260		2,886,260

Options exercisable had an intrinsic value of $487,850 at December 31, 2009.

Warrants

During the six months ended December 31, 2009 and 2008, Hyperdynamics did not grant any warrants to consultants.

During the six months ended December 31, 2009, the holders of all of our Series B preferred stock agreed to the cancellation of warrants to purchase 1,000,000 shares of the Company’s common stock.

As a result of the offerings in November and December 2009, outstanding YA Global warrants to purchase 666,666 shares of common stock at an exercise price of $1.65 were amended to increase the number of underlying shares of common stock to 1,222,222 and decrease the exercise price to $0.98 per share.  These warrants are included in the warrant derivative liability.  The change in value of the warrants as a result of the amendment is reflected in the valuation of the derivative as of December 31, 2009.

As a result of the offering in November 2009, the exercise price of 2,424,243 warrants held by Enable and previously granted as part of an equity purchase, was reduced from $2.00 per share to $0.95 subject to no further adjustment other than for stock splits and stock dividends.  The modification resulted in a deemed dividend of $322,000 which was calculated as the difference in the fair value of the warrants immediately before and after the modification using the Black-Scholes option pricing model. The following table details the significant assumptions used to compute the fair market value of the warrant modification:

	Before Modification	After Modification
Risk-free interest rate	2.63%	2.63%
Dividend yield	0%	0%
Volatility factor	127%	127%
Remaining term (years)	5.49	5.49

As a result of the offering in November 2009, the exercise price of warrants held by Enable and previously granted as part of the convertible debenture transaction discussed in Note 7, was reduced from $2.50 to $0.95 per share for 1,111,111 warrants, and from $2.25 to $0.95 per share for 1,111,111 warrants, subject to no further adjustment other than for stock splits and stock dividends.  This modification resulted in an increased fair value of $158,000, which has been treated as additional interest expense and which was calculated as the difference in the fair value of the warrants immediately before and after the modification using the Black-Scholes option pricing model. The following table details the significant assumptions used to compute the fair market value of the warrant modification:

	Before Modification	After Modification
Risk-free interest rate	2.63%	2.63%
Dividend yield	0%	0%
Volatility factor	125%	125%
Remaining term (years)	5.80	5.80

As a result of the offering in December 2009, the Company issued warrants to purchase a total of 3,250,000 shares of its common stock to institutional investors.  The placement agent in the transaction received 144,444 warrants. The warrants have an exercise price of $0.98 per share a term of four years from the date they become exercisable and are exercisable 181 days following the close of the transaction.  The exercise price of the warrants may be adjusted in the case of stock splits, stock dividends or combinations of shares, or in the event the Company issues rights, options or warrants to all holders of the Company’s common stock with an exercise or purchase price less than the volume weighted average price of the Company’s shares on the record date.  The warrants issued to the investors and the placement agent had a relative fair value of $1,572,000 and $70,000, respectively.  The relative fair value of the 7,222,223 shares issued in the transaction was $4,403,000 based upon the market price on the transaction date, The fair value of the warrants was determined using the Black-Scholes option pricing model. The following table details the significant assumptions used to compute the fair market value of the warrant modification:

Risk-free interest rate	2.14%
Dividend yield	0%
Volatility factor	118%
Expected term (years)	4.5

Summary information regarding common stock warrants issued and outstanding as of December 31, 2009 is as follows:

	Warrants	Weighted Average Share Price
Outstanding at year ended June 30, 2009	10,343,131	$2.24

Granted	3,950,000	0.98
Exercised	-	-
Cancelled	1,000,000	1.65
Expired	-	-
Outstanding at year ended December 31, 2009	13,293,131	$1.44

Warrants outstanding and exercisable as of December 31, 2009

Exercise Price	Outstanding Number of Shares	Remaining Life	Exercisable Number of Shares
$0.90	1,222,222	4 years	1,222,222
$0.95	2,424,243	6 years	2,424,243
$0.95	2,222,222	7 years	2,222,222
$0.98	3,394,444	4 years	-
$1.65	2,480,000	5 years	2,480,000
$4.00	1,500,000	5 years	1,500,000
$5.00	50,000	2 years	-
	13,293,131		9,848,687

The outstanding and exercisable warrants had no intrinsic value at December 31, 2009.

 11. COMMITMENTS AND CONTINGENCIES

Legal matters

The following case has been updated since our Annual Report on Form 10-K was filed.

US Oil Lawsuit

In August 2007, USOil Corporation (“USOil”) re-filed a previously dismissed lawsuit claiming it was the actions or omissions of SCS that caused the 2002 PSA to be cancelled by the Guinea Government. In addition to denying all claims, SCS filed a counterclaim seeking damages for frivolous litigation and tortuous interference of a contract.   On October 28, 2009, the court issued a ruling dismissing USOil’s lawsuit. The order became final November 27, 2009.

Contingent notes payable

Hyperdynamics' subsidiary, SCS, has $350,000 remaining of a contingent note payable due to Seacon Computer Systems Inc., the former owners of SCS Corporation's assets. It is payable in Hyperdynamics common stock and it is payable only if SCS has net income in any given quarter. If SCS experiences net income in a quarter, 25% of the income will be paid against the note.

Bergen Oilfield Services

On September 29, 2009, we entered into a Marine 2D Seismic Data Acquisition Services Agreement (the “Bergen Agreement”) with Bergen Oilfield Services AS of Norway (“Bergen”).  Pursuant to the Bergen Agreement, Bergen is obligated to conduct a 9,000 kilometer 2D marine seismic survey on portions of our oil and gas concession off the coast of Guinea.  Bergen completed the seismic survey on February 8, 2010.  The cost of the survey is approximately $11 million.  At December 31, 2009, the Company had paid or accrued a total of $4.7 million related to the Bergen survey.  Through February 12, 2010, the Company has paid approximately $7.2 million to Bergen.  In February 2010, the Company received $1.7 million and $2.7 million, respectively, from Dana Petroleum (E&P) Limited and Repsol Exploracion, S.A. representing their proportionate share of the total cost of the survey, pursuant to the agreements further described in Note 12 below.  .  Pursuant to those agreements, Dana and Repsol will pay a cumulative 60% of remaining Bergen invoices.  Additionally, Bergen holds in escrow 2.5 million shares of our restricted common stock as a security deposit for the additional mobilization fees due under the Bergen Agreement (Deposit Shares).  In the event we do not pay in cash our invoices from Bergen, the Deposit Shares will become saleable by Bergen and the proceeds will be applied to the amounts due from the Company.  The Company remains liable for any amounts due after application of any proceeds from the sale of the Deposit Shares, and may elect a credit against future services from Bergen for any excess Deposit Share proceeds.  The Deposit Shares are not considered to be issued for accounting purposes.

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

12. SUBSEQUENT EVENTS

Joint Operating Agreement with Dana Petroleum

On January 28, 2010, the Company effected a closing of the Sale and Purchase Agreement dated December 4, 2009 (the “SPA”) between the Company and Dana Petroleum (E&P) Limited (“Dana”), whereby the Company assigned a minority interest in the oil and gas concession offshore Guinea.

Pursuant to the closing of the SPA, the Company and Dana entered into an Assignment of Participating Interest (the “Assignment”), a Deed of Assignment and an Operating Agreement.  Pursuant to the Assignment, the Company assigned to Dana an undivided twenty three percent of the Company’s participating interest in the contractual interests, rights, obligations and duties under the 2006 PSC.  As required by the 2006 PSC, the Deed of Assignment was delivered as the necessary notice of the Assignment to be given to the Ministry of Mines, Energy and Hydraulics of Guinea.

Upon conclusion and finality of the 2006 PSC review, the SPA requires Dana to pay the Company consideration of $19.6 million and assume its proportionate share of costs for all operations pursuant to the Operating Agreement.  The $ 19.6 million is comprised of $5 million in cash, and $14.5 million in cash or shares of Dana at Dana’s option.

As part of the obligation to bear the proportionate share of costs, the SPA required Dana to make a cash payment to the Company immediately after closing the assignment of the twenty three percent participating interest to Dana in the amount of $ 1.7 million for Dana’s pro-rata portion of accrued expenditures associated with the Company’s marine 2D seismic data acquisition program within the PSC contract area.  The $1.7 million payment was received by the Company on February 4, 2010.

The Operating Agreement appoints the Company as the operator for purposes of conducting oil and gas exploration and production activities within the contract area covered by the PSC.  The Company and Dana share operating costs of joint operations in proportion to their respective 77% and 23% participating interests. An operating committee and voting procedures are established whereby managerial and technical representatives of the Company and Dana make decisions regarding joint operations, exploration and appraisal of commercial discoveries, and the disposition of commercial production.  The Operating Agreement places restrictions upon the transfer of the parties’ respective participating interests in the form of a right of first purchase that is triggered by a proposed transfer or certain changes in control of the Company or Dana.

Extension of the Letter of Intent among the Company and Repsol

On January 29, 2010 the Company entered into an Amendment to the Agreement for Exclusive Dealing and Letter of Intent (“Amended LOI”) with Repsol Exploracion, S.A., (“Repsol”).  This Amended LOI extends the term of the Agreement for Exclusive Dealing and Letter of Intent (“Original LOI”) that was entered into between the parties on November 26, 2009, from January 31, 2010 until March 11, 2010 unless extended by further agreement.  The Original LOI contemplates the prospective acquisition by Repsol of an undivided 37% working interest in the Company’s concession off the coast of the Republic of Guinea.

Under the provisions of the Original LOI, Repsol has committed to make certain seismic acquisition payments.  Under the Amended LOI, no later than 10 business days following the effective date of the Amended LOI, Repsol is obligated to pay $2.7 million to the Company, which payment is Repsol’s pro-rata share of work preformed to date under the Marine 2D Seismic Data Acquisition Services Agreement with Bergen Oilfield Services.  The $2.7 million payment was received by Hyperdynamics on February 11, 2010. In addition, following the Company’s delivery of an invoice to Repsol for subsequent work performed under the BOS Agreement, Repsol agrees to pay its pro-rata share of such invoice, currently estimated to be $1,400,000.  These funds would be repaid to Repsol, at its option, if the 2006 PSC clarification has not been ratified by Guinea by September 10, 2010.

Office Lease

On January 4, 2010, the Company and Parkway Properties LP terminated the lease agreement dated as of December 19, 2005, as amended, for the use and occupancy in the building known as the Comercia Bank Building located at One Sugar Creek Center Blvd., #125, Sugar Land, Ft. Bend County, Texas, 77478.

In connection with the termination of the original lease agreement, on January 4, 2010, the Company entered into a new lease agreement with Parkway for the use and occupancy of Suite 475 in the Woodbranch Building located at 12012 Wickchester, Houston, Harris County, Texas 77079, at which address the Company’s principal executive office will be located.  The term of the new lease agreement is for 60 months beginning on the latest of (i) February 1, 2010, (ii) the date the Company takes possession of the property, or (iii) completion of the work plans for initial improvements the property.  Pursuant to the new lease agreement, the Company is obligated to make the following base rental payments: (i) $0.00 per month during months 1 – 9; (ii) $17,472 per month during months 10 – 12; (iii) $17,957 per month during months 13 – 24; (iv) $19,413 per month during months 25 – 36; (v) $21,354 per month during months 37 – 48; and (vi) $24,266 per month during months 49 – 60.

In addition to the base rent, the Company is responsible for the pro-rata share (10.664%) of excess operating expenses in connection with the property. The Company also paid a security deposit of $50,000 at the time of execution of the new lease agreement of which $35,000 is expected to be refunded at the end of the 25th month subject to certain conditions.

Equity transactions

Significant stock options granted since December 31, 2009 include:

•
300,000 stock options for certain employees of the Company with strike prices ranging from $0.87 to $0.90, a five year life.  Options to purchase 200,000 shares of common stock vest ratably over three years. The remaining options to purchase 100,000 share of common stock vest upon the achievement of a $3.00 per share trading price. These options had an estimate value of $153,000.

The Company evaluated subsequent events through February 16, 2010, which is the date the financial statements were issued and there were no other significant subsequent events to report.

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

Overview

We devote substantially all of our efforts to raising funds to support our exploration and development of sub-surface hydrocarbons in commercial quantities offshore Guinea.   We intend to continue acquiring, exploring and developing oil and gas properties on a global basis.  At this time we have no source of operating revenue and there is no assurance when we will, if ever.  We have limited cash and require substantial additional funds to fulfill our business plans.  In October 2009, we signed a letter of intent with Dana Petroleum (E&P) Limited (“Dana”) under which the two companies would negotiate the assignment of a 23 percent participating interest in our concession offshore Guinea.  In January 2010, we finalized the sale of this participating interest by signing an assignment and an operating agreement between us and Dana. Upon the conclusion of the review and the effectiveness of any resulting clarifications and amendments to the 2006 PSC, Dana is to pay us an additional purchase price of $19.6 million and assume its proportionate share of costs for all operations. Of that figure, Dana will pay $5.0 million in cash and the remaining $14.6 million will be paid either in cash or in shares of Dana, at Dana's option. Should Dana choose to pay in stock, there would be no restriction on the immediate resale of these shares by us. Dana’s common stock is traded on the London Stock Exchange.  Up to the point of paying the $19.6 MM, Dana has agreed to fund their 23% share of the ongoing Bergen Oil field Sevices Seismic program. Through February 12th they have contributed $1.7 million and a further contribution of $ 0.9 MM is anticipated later in February 2010.

On November 30, 2009, we signed a letter of intent (“LOI”) with Spanish-based Repsol YPF, S.A. under which we would negotiate the assignment to Repsol of a 37 percent interest in our oil and gas concession offshore Guinea.  The LOI gave Repsol exclusive negotiating rights to take a 37 percent share in our concession for $31.5 million. Repsol also would be the operator of the Guinea project, subject to government and third-party approvals and consents as required. Under the terms of the LOI, the two companies would work to sign definitive documents no later than January 31, 2010. On January 29, 2010, we extended the terms of the LOI until March 11, 2010. As consideration for extending the LOI, Repsol agreed to pay us $2.7 million for their pro rata share of work performed to date on our ongoing 2-D seismic program. Repsol agreed to pay its pro rata share of the remaining work on the seismic program, estimated to be approximately $1.4 million, upon its completion. These monies would be repaid to Repsol at its option if the 2006 PSC clarification has not been ratified by Guinea by September 10, 2010.

Prior to the execution of definitive documents as described in the LOI, Repsol has the right to participate with us in the evaluation of geological and geophysical data, subject to licensing obligations with the various seismic services companies. It also has the right to participate in the preparation for negotiations with the Ministry of Mines, Energy and Hydraulics of the Republic of Guinea regarding the terms of the clarification of the2006 PSC pursuant to the terms of the 2009 MOU that we have recently entered into with the Guinea government.  The LOI with Repsol satisfies the clause in our existing LOI with Dana Petroleum PLC of the U.K. that envisioned Dana's option right to take up to an additional 27 percent of the concession if we did not secure the participation of a major oil company by November 30, 2009.

Our corporate mission is to provide energy for the future by exploring for, developing new, and re-establishing pre-existing sources of energy worldwide.  Through our international business segment, we are currently exploring for oil and gas offshore Guinea, West Africa.

Our operating plan within the next 12 months includes the following:

•	Completing the review and renegotiation of the 2006 PSC with proper Guinean authorities and resolving any differing positions regarding the terms of the 2006 PSC with Guinea.

•	Completing the processing and interpretation of the 10,000 km 2D sieismic survey acquired by Bergen Oilfield Servies to identify areas in which to shoot a 3D survey later in 2010.

•
Obtaining financing for working capital and further 2-D and 3-D seismic work in the Contract Area and acquiring, processing and interpreting the 3D survey leading to allow identification of a proposed driling location for late 2011.

•	Completing the arrangements with our two prospective industry partners as a means of financing further seismic work in the Contract Area.

•	Obtaining funds and completing technical work and planning with our prospective participants in our concession to drill offshore Guinea to drill in late 2011.

These relationships entail the transferring of a portion of our interest under the 2006 PSC to such participants in our concession.

You should carefully consider the risks in evaluating our company.  The risks and uncertainties described in our Annual Report on Form 10-K, as updated by the risk factors in Part II, Item 1A of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, are not the only ones we face and include, among others, that we may not continue as a going concern, we require substantial additional funding in the near term which may not be available to us on acceptable terms or at all and if we cannot obtain additional, our ability to raise sufficient capital and/or enter into a strategic relationship with a industry partner to execute our business plan, ability to respond to changes in the oil exploration and production environment, competition, and the availability of personnel in the future to support our activities may be curtailed and we may ultimately cease to exist; the 2006 PCS is subject to renegotiation and there is no assurance that these negotiations will result in a mutually acceptable agreement.  If these negotiations do not come to a satisfactory conclusion (i.e., through negotiations between us and Guinea) by March 10, 2010, the 2009 MOU will be cancelled pursuant to its terms. We operate in Guinea, a country where corrupt behavior exists that could impair our ability to do business in the future or result in significant fines or penalties.  If the terms and conditions of the 2009 MOU are not satisfied by March 31, 2010, and in the absence of an agreement between the parties, our retained portion of the Contract Area could be required to be relinquished to Guinea.  However, in order to reach agreement, either party has the right to recourse to international arbitration, in which event both parties shall wait for the arbitration decision to be rendered.  There are significant risks associated with operating in Guinea.

Results of Operations.

Based on the factors discussed below for our international segment, discontinued operations and for corporate overhead, the net loss attributable to common shareholders decreased $3,844,000, or 43%, from a net loss of $8,994,000, or $0.15 per share in 2008 to a net loss of $5,150,000, or $0.07 per share in 2009.  The net loss is comprised of the net loss from operations for our corporate office of $4,457,000, the net loss of SCS of $1,466,000 and income from discontinued operations of $765,000.  The net loss chargeable to common shareholders includes a provision for preferred stock dividends of $8,000 in 2009 and $49,000 in 2008.

Reportable segments

Hyperdynamics has one reportable segment: our international operations in Guinea through our subsidiary SCS Corporation (“SCS”).  SCS is engaged in oil and gas exploration activities pertaining to offshore Guinea, West Africa.    During the year ended June 30, 2009, our domestic operations were discontinued, and as of August 2009, all the assets associated with HYD, which was our subsidiary that held certain properties located in Louisiana, have been sold.  Hyperdynamics evaluates performance based on profit or loss from operations.

Results of Operations

Three months ended December 31, 2009 Compared to Three Months Ended December 31, 2008

Revenues.  There were no revenues for the three months ended December 31, 2009 and 2008.   We have focused on the acquisition and interpretation of seismic data for our concession in Guinea.

Depreciation.  Depreciation expense was $29,000 and $34,000 in the three months ended December 31, 2009 and 2008, respectively.

Selling, General and Administrative Expenses.   Our selling, general and administrative expenses were $3,038,000 and $2,042,000 for the three months ended December 31, 2009 and 2008, respectively. This represents an increase of 49%, or $996,000.  The reason for the increase was primarily related to higher stock based compensation related to options granted to employees and others.

Other income (expense).  Other income (expense) totaled expense of $1,217,000 and $1,822,000 for the three months ended December 31, 2009 and 2008, respectively.  During the 2009 period, the Company recognized a non-cash loss on the derivative liability related to the YA Global warrants of $423,000.  No such loss was recognized in the 2008 period.  Interest expense was $496,000 for the 2009 period, versus $2,022,000 for the 2008 period.  The higher interest expense in the 2008 was primarily attributable to the early conversion of convertible debentures outstanding during the period and the expensing of the associated debt discount.  During the 2009 period, the Company recognized a loss on extinguishment of the remaining convertible debenture balance of $298,000, primarily attributable to the expensing of the remaining discount associated with these debentures, versus a gain of $200,000 in the 2008 period, primarily attributable to the settlement of a debt obligation for less than the accrued amount.

Loss from Continuing Operations.  Based on the expenses discussed above, our loss from operations decreased by 10%, or ($386,000), from ($3,898,000) in the three months ended December 31, 2008 to ($4,284,000) for the three months ended December 31, 2009.

Discontinued Operations. Discontinued operations generated a loss of $3,000 for the three months ended December 31, 2009 and a loss of $2,275,000 for three months ended December 31, 2008.

Six months ended December 31, 2009 Compared to Six Months Ended December 31, 2008

Revenues.  There were no revenues for the six months ended December 31, 2009 and 2008.   We have focused on the acquisition and interpretation of seismic data for our concession in Guinea.

Depreciation.  Depreciation expense was $59,000 and $67,000 in the six months ended December 31, 2009 and 2008, respectively.

Selling, General and Administrative Expenses.  Our selling, general and administrative expenses were $5,426,000 and $4,227,000 for the six months ended December 31, 2009 and 2008, respectively. This represents an increase of 28%, or $1,199,000.  The reason for the increase was primarily related to higher stock based compensation related to the issuance of stock options to employees and others.

Other income (expense).  Other income (expense) totaled ($1,487,000) and ($2,656,000) for the six months ended December 31, 2009 and 2008, respectively.  During the 2009 period, the Company recognized a non-cash loss on the derivative liability related to the YA Global warrants of ($478,000).  No such loss was recognized in the 2008 period.  Interest expense was ($711,000) for the 2009 period, versus ($2,221,000) for the 2008 period.  The higher interest expense in the 2008 was primarily attributable to the early conversion of convertible debentures outstanding during the period and the expensing of the associated debt discount.  During the 2009 period, the Company recognized a loss on extinguishment of the remaining convertible debenture balance of ($298,000), primarily attributable to the expensing of the remaining discount associated with these debentures, versus a loss of ($435,000) in the 2008 period, primarily attributable to the early extinguishment of the YA Global debenture that resulted in a loss of ($635,000), partially offset by a gain on settlement of a debt obligation for less than the accrued amount.

Loss from Continuing Operations.  Based on the expenses discussed above, our loss from continuing operations increased by 0%, or $22,000, from ($6,950,000) in the six months ended December 31, 2008 to ($6,972,000) for the six months ended December 31, 2009.

Discontinued Operations. Discontinued operations generated income of $765,000 for the six months ended December 31, 2009 and a loss of $1,995,000 for six months ended December 31, 2008.

Liquidity and Capital Resources

Going Concern Considerations

The accompanying Consolidated Financial Statements have been prepared assuming we will continue as a going concern.   We have incurred a cumulative net loss of $73.8 million for the period from inception to December 31, 2009.  As of December 31, 2009, we had cash on hand of $1.1 million, current liabilities of $5.2 million and we have a working capital deficit of approximately $3.9 million.  We require significant additional funding to sustain our current operations.  Our ability to continue as a going concern is dependent upon our ability to obtain additional funding in order to finance our planned operations.  We have historically been able to raise capital from debt or equity sources to finance our activities.  The world economic crisis, the depressed price for oil, and the depressed price of our stock have weakened our ability to continue to raise new capital in this manner.  Capital may not be available on the terms and conditions acceptable to us or at all.  These combined conditions raise substantial doubt about our ability to continue as a going concern.

Our plan to resolve the uncertainty about our ability to continue as a going concern includes raising additional capital, cost reductions, and monetization of our oil and gas exploration assets by attracting one or more participants in our concession to participate in our exploration of our oil and gas concession offshore Guinea.  Entering into these relationships will entail transferring a portion of our interest in the Concession to such participant.

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

Management’s plans focus primarily on engaging well capitalized concession participants to help us monetize a portion of our Concession.  Management is also evaluating how it can raise additional capital to further its business operations.  If management is not successful in securing outside funding by monetizing a portion of its exploration assets or in raising additional funds, we may cease operations.

Our top corporate priority at this time is to complete the arrangements with our two prospective concession participants so that we can fund an accelerated exploration work program offshore Guinea.  We now expect these major funds to come primarily from selling working interests to financial partners or joint venture partners that invest in our Contract Area.  It is expected that our near term estimated costs (2010) for future exploration and analysis will be approximately $12-$20 million.

 Liquidity

Based on the Company’s current plans and market conditions, management does not believe that the Company’s existing cash and current operations will be sufficient to satisfy its anticipated cash requirements for the next twelve months.  The Company requires additional working capital and has adequate capital resources to meet current working capital and capital expenditure requirements through the third quarter of fiscal year 2010.  The Company intends to meet its short-term working capital needs by assigning 60% of its interest in the concession under the 2006 PSC to participants for cash payments totaling $36.5 million in cash and $14.6 million in cash or Dana stock, completely freely tradable, on the London Stock Exchange..  If we cannot complete these deals as previously described, or alternatively raise funds on acceptable terms, we may be forced to curtail operations or may ultimately cease to exist.

On December 31, 2009, the Company had $1,122,000 in cash and $7,265,000 in liabilities. The liabilities include current liabilities of $5,153,000 and noncurrent liabilities of $2,112,000.  Net cash used in operating activities for continuing operations for the six months ended December 31, 2009 was $5,342,000 compared to $3,636,000 for the six months ended December 31, 2008. Cash used by investing activities for continuing operations for the six months ended December 31, 2009 was $2,558,000 compared to $208,000 used by investing activities in the six months ended December 31, 2008.  There was net cash provided by financing activities for the six months ended December 31, 2009 of $6,857,000.  Net cash of $2,322,000 was provided by financing activities during the six months ended December 31, 2008.

Current liabilities as of December 31, 2009 contain several items that are payable in stock, that are the subject of deferred payment arrangements whereby the vendor will not get paid except out of future revenues or cash received from a joint venture partner, or that will be assumed by others.  Dividends payable of $372,000, and dividends payable to related party of $442,000 are payable in stock.   Accounts payable – seismic data of $650,000 is payable only when we sell the data to third parties or if we get cash infusion for the Guinea concession.  Additionally, $65,000 is accrued in accounts payable to a vendor who, by the terms of his agreement, will not be paid until we obtain funding from a financial or joint venture partner for Guinea.

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

Item 4T. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and as of the end of the period covered by this quarterly report. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.  Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  In the course of this evaluation, our management considered the material weaknesses in our internal control over financial reporting discussed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009. Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2009 were not effective in ensuring that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

Changes in Internal Control Over Financial Reporting

To address the issues associated with our material weaknesses as described in our Annual Report on form 10-K, we have made changes in our internal controls over financial reporting in the quarter ended December 31, 2009 through the date of this report, and we continue to spend a significant amount of time and effort to improve our control environment; including our implementation of enhanced compliance policies and procedures. We have taken steps in an effort to ensure our consolidated financial statements included in this quarterly report have been prepared in accordance with accounting principles generally accepted in the United States. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

We have been implementing and will aggressively continue to implement changes that are both organizational and process-focused to improve the control environment. The changes made through the date of this quarterly report include, among others:

•	Utilizing industry standard GAAP and SEC Checklists for disclosure requirements for interim financial information.

Part II Other Information

Item 1. Legal Proceedings

For information regarding our legal proceedings see the legal proceedings disclosed in Item 3 of our most recent is Form 10-K. In addition, the following information updates the previously made disclosure concerning the lawsuit involving USOil Corporation (“USOil”) as reflected in our Annual Report on Form 10-K was filed.

USOil Lawsuit

In August 2007, USOil re-filed a previously dismissed lawsuit claiming it was the actions or omissions of SCS that caused the 2002 PSA to be cancelled by the Guinea Government. In addition to denying all claims, SCS filed a counterclaim seeking damages for frivolous litigation and tortuous interference of a contract.   On October 28, 2009, the court issued a ruling dismissing USOil’s lawsuit. The order became final November 27, 2009.

 Item 6. Exhibits

4.1           Form of Common Stock Purchase Warrant to be issued by Hyperdynamics Corporation to certain investors (2)

10.1           Employment Agreement by and between Hyperdynamics Corporation and William A. Young (1)

10.2           Form of Stock Option Agreement pursuant to the Stock and Stock Option Plan, as amended (1)

10.3           Agreement for Exclusive Dealing and Letter of Intent effective as of November 26, 2009 between HyperDynamics Corporation and Repsol Exploracion, S.A. (1)

10.4           Form of Securities Purchase Agreement, dated December 3, 2009, by and between Hyperdynamics Corporation and certain investors (2)

10.5           Sale and Purchase Agreement, effective as of December 4, 2009, between HyperDynamics Corporation and Dana Petroleum (E&P) Limited (3)

10.6           Letter Agreement, dated December 2, 2009, between HyperDynamics Corporation and Dana Petroleum (E&P) Limited (3)

10.7           Employment Agreement Amendment, effective as of December 11, 2009, between Hyperdynamics Corporation and Ray Leonard (4)

10.8           Stock Option Agreement Amendment, effective as of December 11, 2009, between Hyperdynamics Corporation and Ray Leonard (4)

10.9           Lease Agreement effective as of December 29, 2009, between Hyperdynamics Corporation and Parkway Properties LP (5)

10.10           Operating Agreement between SCS Corporation and Dana Petroleum (E&P) Limited, effective January 28, 2010 (6)

10.11           Amendment to Agreement for Exclusive Dealing and Letter of Intent between Hyperdynamics Corporation, SCS Corporation and Repsol Exploracion, S.A., effective January 29, 2010 (7)

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

(1) Incorporated by reference to our Form 8-K filed on December 1, 2009

(2) Incorporated by reference to our Form 8-K filed on December 3, 2009

(3) Incorporated by reference to our Form 8-K filed on December 7, 2009

(4) Incorporated by reference to our Form 8-K filed on December 11, 2009

(5) Incorporated by reference to our Form 8-K filed on January 6, 2010

(6) Incorporated by reference to our Form 8-K filed on January 29, 2010

(7) Incorporated by reference to our Form 8-K filed on February 1, 2010

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly

Hyperdynamics Corporation
(Registrant)

By:	/s/ Ray Leonard
Ray Leonard
Chief Executive Officer

Dated: February 15, 2010

By:	/s/ Jason Davis
Jason Davis
Chief Financial Officer
Principal Accounting Officer

Dated: February 15, 2010

EXHIBIT INDEX

4.1           Form of Common Stock Purchase Warrant to be issued by Hyperdynamics Corporation to certain investors (2)

10.1           Employment Agreement by and between Hyperdynamics Corporation and William A. Young (1)

10.2           Form of Stock Option Agreement pursuant to the Stock and Stock Option Plan, as amended (1)

10.3           Agreement for Exclusive Dealing and Letter of Intent effective as of November 26, 2009 between HyperDynamics Corporation and Repsol Exploracion, S.A. (1)

10.4           Form of Securities Purchase Agreement, dated December 3, 2009, by and between Hyperdynamics Corporation and certain investors (2)

10.5           Sale and Purchase Agreement, effective as of December 4, 2009, between HyperDynamics Corporation and Dana Petroleum (E&P) Limited (3)

10.6           Letter Agreement, dated December 2, 2009, between HyperDynamics Corporation and Dana Petroleum (E&P) Limited (3)

10.7           Employment Agreement Amendment, effective as of December 11, 2009, between Hyperdynamics Corporation and Ray Leonard (4)

10.8           Stock Option Agreement Amendment, effective as of December 11, 2009, between Hyperdynamics Corporation and Ray Leonard (4)

10.9           Lease Agreement effective as of December 29, 2009, between Hyperdynamics Corporation and Parkway Properties LP (5)

10.10           Operating Agreement between SCS Corporation and Dana Petroleum (E&P) Limited, effective January 28, 2010 (6)

10.11           Amendment to Agreement for Exclusive Dealing and Letter of Intent between Hyperdynamics Corporation, SCS Corporation and Repsol Exploracion, S.A., effective January 29, 2010 (7)

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

(1) Incorporated by reference to our Form 8-K filed on December 1, 2009

(2) Incorporated by reference to our Form 8-K filed on December 3, 2009

(3) Incorporated by reference to our Form 8-K filed on December 7, 2009

(4) Incorporated by reference to our Form 8-K filed on December 11, 2009

(5) Incorporated by reference to our Form 8-K filed on January 6, 2010

(6) Incorporated by reference to our Form 8-K filed on January 29, 2010

(7) Incorporated by reference to our Form 8-K filed on February 1, 2010