Form 10-K/A
period 2009-06-30
HYPERDYNAMICS CORP
filed 2010-05-06
CIK 937136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 2

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

12012 Wickchester Lane, Suite 475
Houston, Texas 77079
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

As of December 31, 2009, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $68,219,098  based on the closing sale price as reported on the NYSE Amex on December 31, 2009.  We had 104,181,723 shares of common stock outstanding on April 29, 2010.

EXPLANATORY NOTE

Hyperdynamics Corporation (the “Company,” “we,” “us” or “our”) is filing this Amendment No. 2 on Form 10-K/A (this “Amendment”) to amend its Annual Report on Form 10-K for the year ended June 30, 2009, filed with the Securities and Exchange Commission (the “SEC”) on September 30, 2009, which was previously amended by Amendment No. 1 on Form 10-K/A, filed with the SEC on October 28, 2009 (the “Original Form 10-K”).

This Amendment is being filed to file a currently dated consent of the Company’s former independent registered public accounting firm due to a typographical error in the date reflected on the consent that was filed with the Original Form 10-K.

The Company is also updating its list of exhibits in Item 15 of this report to include the certifications specified in Rule 13a-14(a) under the Securities Exchange Act of 1934 (the “Exchange Act”) required to be filed with this Amendment.  Except for (i) the filing of the consent of the Company’s former independent registered public accounting firm and (ii) the filing of related certifications, no other changes have been made to the Original Form 10-K.  Except as described above, this Amendment does not reflect events occurring after the filing of the Original Form 10-K or modify or update those disclosures affected by subsequent events.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)           The following exhibits are filed with this Amendment No. 2 to Form 10-K/A or are incorporated by reference herein:
Exhibit Number	Description

3.1.1	Certificate of Incorporation (1)

3.1.2	Certificate of Amendment of Certificate of Incorporation, dated January 21, 1997 (1)

3.1.3	Certificate of Amendment of Certificate of Incorporation, dated September 20, 1999 (1)

3.1.4	Certificate of Amendment of Certificate of Incorporation, dated December 22, 2003 (1)

3.2	By-laws (1)

3.3	Amendment to Bylaws (2)

4.1	Series A Certificate of Designation (6)

4.2	Series B Certificate of Designation (7)

4.3	Form of Common Stock Certificate (3)

4.4	Form of Warrant (4)

4.5	Warrant issued to YA Global Investments, L.P. on February 6, 2008 (4)

4.6	Form of Common Stock Purchase Warrant (5)

4.7	Form of Series A Preferred Stock Certificate (6)

4.8	Form of Series B Preferred Stock Certificate (7)

4.9	Warrant issued to Trendsetter Investors, LLC on June 12, 2007 (8)

4.10	Form of Common Stock Purchase Warrant, dated December 2, 2009 (19)

4.11	Form of Common Stock Purchase Warrant, dated April 20, 2009 (20)

10.1	Hydrocarbon Production Sharing Contract (PSA) between SCS Corporation and the Republic of Guinea, Dated September 22, 2006 (9)

10.2*	Employment Agreement between Hyperdynamics and Jason D. Davis, dated June 17, 2009 (10)

10.3*	Employment Agreement between Hyperdynamics and Ray Leonard, dated July 22, 2009 (11)

10.4*	Amendment No. 1 to Employment Agreement between Hyperdynamics Corporation and Ray Leonard, dated December 11, 2009 (18)

10.5	Memorandum of Understanding between the Government of the Republic of Guinea and SCS Corporation, dated September 11, 2009 (English translation) (12)

10.6	Memorandum of Understanding between the Government of the Republic of Guinea and SCS Corporation, dated September 11, 2009 (original French version) (12)

10.7	Sale and Purchase Agreement between Hyperdynamics Corporation and Dana Petroleum (E&P) Limited, dated December 4, 2009 (13)

10.8	Letter Agreement between Hyperdynamics Corporation and Dana Petroleum (E&P) Limited, dated December 2, 2009 (14)

10.9	Lease Agreement between Hyperdynamics Corporation and Parkway Properties LP, dated December 29, 2009 (16)

10.10	Operating Agreement between SCS Corporation and Dana Petroleum (E&P) Limited, dated January 28, 2010 (17)

10.11	Amendment No. 1 to the Hydrocarbons Production Sharing Contract between SCS Corporation and the Republic of Guinea, dated March 26, 2010 (English translation) (18)

10.12	Amendment No. 1 to the Hydrocarbons Production Sharing Contract between SCS Corporation and the Republic of Guinea, dated March 26, 2010 (French translation) (18)

14.1	Code of Ethics (1)

16.1	Letter from Malone & Bailey, P.C. regarding change in certifying accountant (13)

21.1	Subsidiaries (14)

23.1**	Consent of Malone & Bailey, P.C.

23.2	Consent of GBH CPAs, P.C. (15)

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

32.1	Certification of Chief Executive Officer of Hyperdynamics Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63 (21)

32.2	Certification of Chief Financial Officer and Principal Accounting Officer of Hyperdynamics Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63. (21)

*	Management contracts or compensatory plans or arrangements.
**	Filed herewith.
(1)	Incorporated by reference to our Form 10-KSB/A filed May 16, 2005.
(2)	Incorporated by reference to our Form 8-K filed March 9, 2009.
(3)	Incorporated by reference to our Form S-1 filed January 12, 2006, as amended.
(4)	Incorporated by reference to our Form 8-K filed February 8, 2008.
(5)	Incorporated by reference to our Form 8-K filed May 12, 2008.
(6)	Incorporated by reference to our Form SB-2 filed February 25, 2000.
(7)	Incorporated by reference to our Form 8-K filed June 15, 2001.
(8)	Incorporated by reference to our Form 8-K filed June 18, 2007.
(9)	Incorporated by reference to our Form 8-K filed September 28, 2006.
(10)	Incorporated by reference to Form 8-K filed July 6, 2009.
(11)	Incorporated by reference to Form 8-K filed July 23, 2009.
(12)	Incorporated by reference to Form 8-K filed September 15, 2009.
(13)	Incorporated by reference to Form 8-K/A, filed December 22, 2008.
(14)	Incorporated by reference to Form 8-K/A, filed December 7, 2009
(15)	Incorporated by reference to Form 8-K/A, dated December 11, 2009.
(16)	Incorporated by reference to Form 8-K/A, dated January 6, 2010.
(17)	Incorporated by reference to Form 8-K/A, dated January 29, 2010.
(18)	Incorporated by reference to Form 8-K/A, dated March 31, 2010.
(19)	Incorporated by reference to Form 8-K/A, dated December 3, 2009.
(20)	Incorporated by reference to Form 8-K/A, dated April 20, 2010.
(21)	Incorporated by reference to Form 10-K filed on September 30, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HYPERDYNAMICS CORPORATION

May 6, 2010	By:	/s/ Ray Leonard
Ray Leonard
President, CEO and Director

Exhibit Index

Exhibit Number	Description

3.1.1	Certificate of Incorporation (1)

3.1.2	Certificate of Amendment of Certificate of Incorporation, dated January 21, 1997 (1)

3.1.3	Certificate of Amendment of Certificate of Incorporation, dated September 20, 1999 (1)

3.1.4	Certificate of Amendment of Certificate of Incorporation, dated December 22, 2003 (1)

3.2	By-laws (1)

3.3	Amendment to Bylaws (2)

4.1	Series A Certificate of Designation (6)

4.2	Series B Certificate of Designation (7)

4.3	Form of Common Stock Certificate (3)

4.4	Form of Warrant (4)

4.5	Warrant issued to YA Global Investments, L.P. on February 6, 2008 (4)

4.6	Form of Common Stock Purchase Warrant (5)

4.7	Form of Series A Preferred Stock Certificate (6)

4.8	Form of Series B Preferred Stock Certificate (7)

4.9	Warrant issued to Trendsetter Investors, LLC on June 12, 2007 (8)

4.10	Form of Common Stock Purchase Warrant, dated December 2, 2009 (19)

4.11	Form of Common Stock Purchase Warrant, dated April 20, 2009 (20)

10.1	Hydrocarbon Production Sharing Contract (PSA) between SCS Corporation and the Republic of Guinea, Dated September 22, 2006 (9)

10.2*	Employment Agreement between Hyperdynamics and Jason D. Davis, dated June 17, 2009 (10)

10.3*	Employment Agreement between Hyperdynamics and Ray Leonard, dated July 22, 2009 (11)

10.4*	Amendment No. 1 to Employment Agreement between Hyperdynamics Corporation and Ray Leonard, dated December 11, 2009 (18)

10.5	Memorandum of Understanding between the Government of the Republic of Guinea and SCS Corporation, dated September 11, 2009 (English translation) (12)

10.6	Memorandum of Understanding between the Government of the Republic of Guinea and SCS Corporation, dated September 11, 2009 (original French version) (12)

10.7	Sale and Purchase Agreement between Hyperdynamics Corporation and Dana Petroleum (E&P) Limited, dated December 4, 2009 (13)

10.8	Letter Agreement between Hyperdynamics Corporation and Dana Petroleum (E&P) Limited, dated December 2, 2009 (14)

10.9	Lease Agreement between Hyperdynamics Corporation and Parkway Properties LP, dated December 29, 2009 (16)

10.10	Operating Agreement between SCS Corporation and Dana Petroleum (E&P) Limited, dated January 28, 2010 (17)

10.11	Amendment No. 1 to the Hydrocarbons Production Sharing Contract between SCS Corporation and the Republic of Guinea, dated March 26, 2010 (English translation) (18)

10.12	Amendment No. 1 to the Hydrocarbons Production Sharing Contract between SCS Corporation and the Republic of Guinea, dated March 26, 2010 (French translation) (18)

14.1	Code of Ethics (1)

16.1	Letter from Malone & Bailey, P.C. regarding change in certifying accountant (13)

21.1	Subsidiaries (14)

23.1**	Consent of Malone & Bailey, P.C.

23.2	Consent of GBH CPAs, P.C. (15)

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

32.1	Certification of Chief Executive Officer of Hyperdynamics Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63 (21)

32.2	Certification of Chief Financial Officer and Principal Accounting Officer of Hyperdynamics Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63. (21)

*	Management contracts or compensatory plans or arrangements.
**	Filed herewith.
(1)	Incorporated by reference to our Form 10-KSB/A filed May 16, 2005.
(2)	Incorporated by reference to our Form 8-K filed March 9, 2009.
(3)	Incorporated by reference to our Form S-1 filed January 12, 2006, as amended.
(4)	Incorporated by reference to our Form 8-K filed February 8, 2008.
(5)	Incorporated by reference to our Form 8-K filed May 12, 2008.
(6)	Incorporated by reference to our Form SB-2 filed February 25, 2000.
(7)	Incorporated by reference to our Form 8-K filed June 15, 2001.
(8)	Incorporated by reference to our Form 8-K filed June 18, 2007.
(9)	Incorporated by reference to our Form 8-K filed September 28, 2006.
(10)	Incorporated by reference to Form 8-K filed July 6, 2009.
(11)	Incorporated by reference to Form 8-K filed July 23, 2009.
(12)	Incorporated by reference to Form 8-K filed September 15, 2009.
(13)	Incorporated by reference to Form 8-K/A, filed December 22, 2008.
(14)	Incorporated by reference to Form 8-K/A, filed December 7, 2009
(15)	Incorporated by reference to Form 8-K/A, dated December 11, 2009.
(16)	Incorporated by reference to Form 8-K/A, dated January 6, 2010.
(17)	Incorporated by reference to Form 8-K/A, dated January 29, 2010.
(18)	Incorporated by reference to Form 8-K/A, dated March 31, 2010.
(19)	Incorporated by reference to Form 8-K/A, dated December 3, 2009.
(20)	Incorporated by reference to Form 8-K/A, dated April 20, 2010.
(21)	Incorporated by reference to Form 10-K filed on September 30, 2009.