Form 10-Q
period 2010-03-31
HYPERDYNAMICS CORP
filed 2010-05-17
CIK 937136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934: For the quarterly period ended March 31, 2010

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934: For the transition period from __________ to __________

Commission file number: 000-32490

HYPERDYNAMICS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	87-0400335
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

12012 Wickchester Lane, # 475
Houston, Texas 77079

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

As of May 17, 2010, 104,181,723 shares of common stock, $0.001 par value, were outstanding.

Table of Contents

Part I. Financial Information
Item 1. Financial Statements

Consolidated Balance Sheets (unaudited) at March 31, 2010 and June 30, 2009	1

Consolidated Statements of Operations (unaudited) for the Three and Nine Months Ended March 31, 2010 and 2009, and for the period from inception of the Exploration Stage (July 1, 2009) to March 31, 2010	2

Consolidated Statements of Shareholders’ Equity (unaudited) for the Nine Months Ended March 31, 2010	3

Consolidated Statements of Cash Flows (unaudited) for the Nine Months Ended March 31, 2010 and 2009, and for the period from inception of the Exploration Stage (July 1, 2009) to March 31, 2010	5

Notes to Consolidated Financial Statements (unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3. Quantitative and Qualitative Disclosures about Market Risks	25

Item 4T. Controls and Procedures	25

Part II. Other Information

Item 1. Legal Proceedings	25

Item 1A. Risk Factors	26

Item 4. Submission of Matters to a Vote of Security Holders	35

Item 6. Exhibits	36

Signatures	38

HYPERDYNAMICS CORPORATION
(an Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Number of Shares and Per Share Amounts)
(Unaudited)

	March 31, 2010	June 30, 2009
ASSETS
Current assets:
Cash and cash equivalents	$3,135	$1,360
Accounts Receivable – Joint Interest	90	-
Prepaid expenses and other current assets	51	52
Assets held for sale – Discontinued Operations	-	145
Total current assets	3,276	1,557
Property and equipment, net of accumulated depreciation of $402 and $339	576	209
Oil and gas properties, using full cost method:
Unevaluated properties excluded from amortization	16,643	7,663
Deposits	64	11
Total assets	$20,559	$9,440

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$6,587	$803
Accounts payable - seismic data	650	650
Variable share issuance obligation	-	553
Dividends payable	372	372
Dividends payable to related party	442	434
Short-term notes payable and current portion of long-term debt, net of discount of $- and $134	17	639
Total current liabilities	8,068	3,451

Warrant derivative liability	1,699	-
Long-term debt, net of discount of $- and $341	-	1,661
Liabilities related to assets held for sale - discontinued operations-noncurrent	-	18
Deferred rent	17	56
Total liabilities	9,784	5,186

Commitments and contingencies (Note 10)	-	-

Shareholders' equity:
Convertible preferred stock, par value $0.001; stated value $1,000; 20,000,000 authorized
Series A – 3,000 shares issued and 1,945 shares outstanding	-	-
Series B - 2,725 shares issued and 0 and 2,406 shares outstanding	-	-
Common stock, $0.001 par value, 250,000,000 shares authorized; 95,824,131 and 64,162,813 shares issued and outstanding	96	64
Additional paid-in capital	86,606	71,805
Accumulated deficit	(67,615)	(67,615)
Deficit accumulated after reentering exploration stage	(8,312)	-
Total shareholders' equity	10,775	4,254
Total liabilities and shareholders' equity	$20,559	$9,440

The accompanying notes are an integral part of these consolidated financial statements.

HYPERDYNAMICS CORPORATION
(an Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Number of Shares and Per Share Amounts)
(Unaudited)

	Three months ended March 31,		Nine months ended March 31,		Inception of exploration stage (July 1, 2009) through March 31,
	2010	2009	2010	2009	2010
Costs and expenses:
Depreciation	$34	$33	$93	$100	$93
Selling, general and administrative	2,434	1,023	7,860	5,251	7,860
Total costs and expenses	2,468	1,056	7,953	5,351	7,953
Loss from operations	(2,468)	(1,056)	(7,953)	(5,351)	(7,953)
Other income (expense)
Gain (loss) on derivative liability	364	-	(114)	-	(114)
Interest expense, net	(1)	(160)	(712)	(2,379)	(712)
Loss on settlement of debt	-	-	(298)	(579)	(298)
Total other income (expense)	363	(160)	(1,124)	(2,958)	(1,124)
Loss from continuing operations	(2,105)	(1,216)	(9,077)	(8,309)	(9,077)
Income (loss) from discontinued operations, net of tax	-	(37)	765	(1,889)	765
Net loss	(2,105)	(1,253)	(8,312)	(10,198)	(8,312)
Preferred stock dividend to related party	-	(24)	(8)	(73)	(8)
Net loss attributable to common shareholders	$(2,105)	$(1,277)	$(8,320)	$(10,271)	$(8,320)
Basic and diluted income (loss) per share
From continuing operations	$(0.02)	$(0.02)	$(0.11)	$(0.14)
From discontinued operations	(0.00)	-	0.01	(0.03)
Net loss per share attributable to common shareholders	$(0.02)	$(0.02)	$(0.10)	$(0.17)
Weighted average shares outstanding – Basic and diluted	92,399,529	62,785,827	80,423,130	61,187,304

The accompanying notes are an integral part of these consolidated financial statements.

HYPERDYNAMICS CORPORATION
(an Exploration Stage Company)
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In Thousands, Except Number of Shares)
 (Unaudited)

	Series A Preferred		Series B Preferred		Common Stock		Additional Paid-in	Accumulated	Deficit Accumulated during Exploration
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Stage	Total
Balance, June 30, 2009, as previously reported	1,945	$-	2,406	$-	64,162,813	$64	$71,805	$(67,615)	$-	$4,254

Cumulative effect of reclassification of warrants as a derivative under ASC 815	-	-	-	-	-	-	(1,585)	--	-	(1,585)
Balance at July 1, 2009, as adjusted	1,945	-	2,406	-	64,162,813	64	70,220	(67,615)	-	2,669
Common stock issued for:
Services	-	-	-	-	442,049	-	322	-	-	322
Conversion of Series B Preferred Stock	-	-	(2,406)	-	15,822,222	16	(16)	-	-	-
Conversion of debentures	-	-	-	-	1,949,411	2	1,294	-	-	1,296
Cash in registered direct offering	-	-	-	-	8,801,171	9	7,521	-	-	7,530
Exercise of warrants	-	-	-	-	4,646,465	5	4,409	-	-	4,414
Amortization of fair value of stock options	-	-	-		-	-	1,534	-	-	1,534
Discount related to modification of convertible debt	-	-	-	-	-	-	1,172	-	-	1,172
Warrant repricing charged to interest expense	-	-	-	-	-	-	158	-	-	158
Warrant repricing
Deemed dividend	-	-	-	-	-	-	322	-	-	322
Deemed dividend	-	-	-	-	-	-	(322)	-	-	(322)
Preferred stock dividends to related party	-	-	-	-	-	-	(8)	-	-	(8)
Net loss	-	-	-	-	-	-	-	-	(8,312)	(8,312)
Balance, March 31, 2010	1,945	$-	-	$-	95,824,131	$96	$86,606	$(67,615)	$(8,312)	$10,775

The accompanying notes are an integral part of these consolidated financial statements.

HYPERDYNAMICS CORPORATION
(an Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Nine Months Ended March 31,		Inception of Exploration Stage (July 1, 2009) through March 31,
	2010	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,312)	$(10,198)	$(8,312)
(Income) loss from discontinued operations	(765)	1,889	(765)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	93	100	93
Common stock issued for services	143	1,060	143
Employee stock options	1,534	243	1,534
Variable share issuance obligation	(374)	585	(374)
Warrant repricing charged to interest expense	158	-	158
Loss on debt extinguishment	298	579	298
Loss on derivative liability	114	-	114
Interest accreted to debt principal	342	1,546	342
Amortization of discount and financing costs on debt	144	626	144
Loss on disposal of property and equipment	33	-	33
Changes in operating assets and liabilities:
Accounts Receivable	(90)	-	(90)
Prepaid expenses and other current assets	116	109	116
Other assets	(54)	-	(54)
Accounts payable and accrued expenses	1,054	(846)	1,054
Deferred rent	(39)	(13)	(39)
Cash used in operating activities – continuing operations	(5,605)	(4,320)	(5,605)
Cash provided by (used in) operating activities – discontinued operations	(76)	1,129	(76)
Net cash used in operating activities	(5,681)	(3,191)	(5,681)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(502)	(210)	(502)
Investment in oil and gas properties	(10,448)	(5)	(10,448)
Proceeds from sale of oil and gas properties	6,294	-	6,294
Cash used in investing activities – continuing operations	(4,656)	(215)	(4,656)
Cash provided by investing activities – discontinued operations	881	19	881
Net cash used in investing activities	(3,775)	(196)	(3,775)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock, net of offering costs of $470	7,530	-	7,530
Proceeds from exercise of warrants	4,414	-	4,414
Proceeds from convertible debt, net of financing costs	-	5,000	-
Placement fees on convertible debentures	-	(300)	-
Financing costs deducted from convertible debentures	-	(30)	-
Prepayment penalty on notes payable	-	(271)	-
Payments on notes payable and installment debt	(713)	(2,112)	(713)
Cash provided by financing activities – continuing operations	11,231	2,287	11,231
Cash used in financing activities – discontinued operations	-	(10)	-
Net cash provided by financing activities	11,231	2,277	11,231

INCREASE IN CASH AND CASH EQUIVALENTS	1,775	(1,110)	1,775
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,360	1,480	1,360
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,135	$370	$3,135

The accompanying notes are an integral part of these consolidated financial statements.

SUPPLEMENTAL DISCLOSURES:
Interest paid in cash	$69	$473	$69
Income taxes paid in cash	-	-	-

NON-CASH TRANSACTIONS:

Common stock issued for accounts payable	$-	$173	$-
Common stock issued to settle variable share obligation	179	-	179
Common stock issued for investment in oil and gas properties	-	40	-
Stock issued for deferred financing costs	-	103	-
Common stock issued for prepaid services	-	62	-
Common stock issued for payment of preferred stock dividends	-	7	-
Deemed dividend attributable to repriced warrants originally issued with purchase of common stock	322	29	322
Debt discount on convertible debt	-	2,372	-
Conveyance of asset retirement obligation	18	86	18
Accounts payable for oil and gas property	4,826	92	4,826
Accounts payable for prepaid expenses	-	3	-
Note payable for fixed assets	-	32	-
Fair value of warrant repricing associated with debt modification	-	106	-
Accrued and unpaid preferred stock dividend to related parties	8	73	8
Accelerated discount associated with debt conversion	-	1,824	-
Conversion of debt into common stock	-	3,863	-
Conversion of Series B Preferred Stock into Common Stock	16	-	16
Fair value of warrant modifications	480	-	480
Relative fair value of warrants issued in connection with equity offering	1,642	-	1,642
Note payable issued for prepaid insurance	115	-	115

The accompanying notes are an integral part of these consolidated financial statements.

HYPERDYNAMICS CORPORATION
(an Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

Hyperdynamics Corporation (“Hyperdynamics,” the “Company,” “we,” and “our”) is a Delaware corporation formed in March 1996. Hyperdynamics has two wholly-owned subsidiaries, SCS Corporation (“SCS”) and HYD Resources Corporation (“HYD”). Through SCS and its  wholly-owned subsidiary, SCS Corporation Guinea SARL, which is a limited liability company formed under the laws of the Republic of Guinea (“Guinea”) located in Conakry, Guinea, Hyperdynamics focuses on oil and gas exploration offshore the coast of West Africa. SCS began operations in oil and gas exploration, seismic data acquisition, processing, and interpretation in late fiscal 2002. In April 2004, Hyperdynamics acquired HYD, and in January 2005, HYD acquired Trendsetter Production Company (Trendsetter), an oil and gas operator in Louisiana that had been under common ownership with HYD. Trendsetter operated all of the Company’s domestic oil and gas assets until the completion of their sale in August, 2009.

With sale of all of our proved reserves, Hyperdynamics reentered the Exploration stage effective July 1, 2009.  We are seeking, among other things, to bring in one or more additional PSC participants to operate and help fund our search for oil and gas deposits on our Guinea concession.

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

Earnings Per Share

Basic loss per share is computed using the weighted average number of shares of common stock outstanding during each period. Diluted loss per share includes the dilutive effects of common stock equivalents on an “as if converted” basis. For the three and nine months ended March 31, 2010 and 2009, all potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

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

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  The Company has determined that certain warrants outstanding as of the date of these financial statements qualify as derivative financial instruments under the provisions of FASB ASC Topic No. 815-40, Derivatives and Hedging – Contracts in an Entity’s Own Stock.” See Note 7 for discussion of the impact the adoption of this standard had on the Company’s financial statements and results of operations.  These warrant agreements include provisions designed to protect holders from a decline in the stock price (‘down-round’ provision) by reducing the exercise price in the event we issue equity shares at a price lower than the exercise price of the warrants.  As a result of this down-round provision, the exercise price of these warrants could be modified based upon a variable that is not an input to the fair value of a ‘fixed-for-fixed’ option as defined under FASB ASC Topic No. 815-40 and consequently, these warrants must be treated as a liability and recorded at fair value at each reporting date.

The fair value of these warrants was determined using a Lattice Model with any change in fair value during the period recorded in earnings as “Other income (expense) – Gain (loss) on derivative liability. As a result, the derivative warrant liability is carried on the balance sheet at its fair value.

Significant Level 3 inputs used to calculate the fair value of the warrants include the stock price on the valuation date, expected volatility, risk-free interest rate and management’s assumptions regarding the likelihood of a repricing of these warrants pursuant to the down-round provision.

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2010.

(in thousands)	Carrying Value at March 31, 2010	Fair Value Measurement at March 31, 2010
		Level 1	Level 2	Level 3
Derivative warrants liability	$1,699	$-	$-	$1,699

The following table sets forth the changes in the fair value measurement of our Level 3 derivative warrant liability:

Beginning balance – July 1, 2009 (after adoption of ASC 815)	$1,585
Loss included in earnings	55
At September 30, 2009	1,640
Loss included in earnings	423
At December 31, 2009	2,063
Gain included in earnings	(364)
At March 31, 2010	$1,699

The Company did not identify any other assets and liabilities that are required to be presented on the consolidated balance sheet at fair value in accordance with FASB ASC Topic No. 815.

Recently issued or adopted accounting pronouncements

 In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162 ” (“SFAS 168”). The FASB Accounting Standards Codification TM , (“Codification”) became the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of SFAS 168, the Codification superceded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company has adopted the requirements of SFAS 168.

Effective July 1, 2009, the Company adopted a FASB accounting standard, ASC 815 (EITF 07-05) which defines determining whether an instrument (or embedded feature) is indexed to an entity’s own stock.  See Note 7 for discussion of the impact the adoption of this standard had on the Company’s financial statements and results of operations.

Other recently issued or adopted accounting pronouncements are not expected to have a material impact on the Company’s financial position or results from operations.

2. SALES OF OIL AND GAS PROPERTIES, ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS

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

Assets held for sale as of June 30, 2009 consisted of land and a building in Trout, Louisiana and working interest in our remaining domestic oil and gas properties.  The remaining properties were sold in August 2009.  The following assets and liabilities have been segregated and classified as assets held for sale and liabilities associated with assets held for sale, as appropriate, in the Consolidated Balance Sheets as of March 31, 2010 and June 30, 2009.  The amounts presented below do not include cash, or payables, which will be retained by Hyperdynamics.

(in thousands)	March 31, 2010	June 30, 2009

Assets held for sale
Land and building, net of accumulated depreciation of $0 and $7,000	$-	$43
Oil and Gas Properties, net of accumulated impairment of $0 and $576,000	-	102
Assets held for sale and discontinued operations	$-	$145

Liabilities related to assets held for sale and discontinued operations- noncurrent
Asset retirement obligations	$-	$18

The following summarized financial information for the nine months ended March 31, 2010 and 2009 relates to the assets held for sale and have been reported as discontinued operations in all periods presented. Because of Hyperdynamics’ net loss, there is no provision for income taxes.

(in thousands)	March 31, 2010	March 31, 2009

Revenues	$-	$2,074
Cost and Expenses:
Lease operating costs	-	(1,131)
Depreciation, depletion and amortization	-	(528)
Accretion	-	(60)
Impairment and other expenses		(2,303)
Gain on settlement of debt	-	144
Other expenses	-	(85)
Gain on sale of discontinued operations	765	-
Income (loss) from discontinued operations	$765	$(1,889)

3. INVESTMENT IN OIL AND GAS PROPERTIES

Investment in Oil and Gas properties consists of our Guinea concession in offshore West Africa.

The following table provides detail of costs (in thousands) to date for Guinea as of March 31, 2010 and June 30, 2009:

	March 31, 2010	June 30, 2009

Lease Acquisition Costs	$476	$291
Geological and Geophysical Cost	16,167	7,372

	16,643	7,663
Less: Accumulated
Depletion and Depreciation	-	-

	$16,643	$7,663

 Excluded Costs

Hyperdynamics excludes capitalized costs of unevaluated oil and gas properties from amortization. Currently, geological and geophysical information pertaining to the Guinea concession is being collected and evaluated and no reserves have been attributed to this concession. The costs associated with such unproved properties of $16,643,000 and $7,663,000 as of March 31, 2010 and June 30, 2009, respectively, are excluded from amounts subject to amortization. The majority of the evaluation activities are expected to be completed within the next two years. As of March 31, 2010, based on our impairment review and our intent to continue evaluation activities, there was no impairment indicated for our excluded costs.

We incurred $10,448,000 and $342,000 of geological and geophysical costs for our Guinea concession during the nine months ended March 31, 2010 and 2009, respectively.

Guinea Concession

On September 22, 2006, we signed a Production Sharing Contract (the “2006 PSC”) with the Republic of Guinea (“Guinea”). On September 11, 2009, we entered into a Memorandum of Understanding (the “2009 MOU”) with Guinea in which we agreed with the government to resolve and to clarify certain issues related to the 2006 PSC. On March 25, 2010, we entered into an amendment to the 2006 PSC with the government of the Republic of Guinea.

PSC Amendment

On March 25, 2010, we entered into an amendment (the “PSC Amendment”) to the 2006 PSC.   The PSC Amendment was entered into in accordance with the 2009 MOU between us and the Republic of Guinea, which required a review of the terms of the 2006 PSC to bring it into line with the Guinea Petroleum Code and international standards.  The PSC Amendment provides that the parties to the 2009 MOU have fully complied with the terms of the 2009 MOU.

The PSC Amendment clarifies that we retained a contract area of approximately 25,000 square kilometers, which is approximately equivalent to 30% of the original Contract Area under the 2006 PSC, following its December 31, 2009 relinquishment of approximately 70% of the original contract area.  The PSC Amendment requires that we relinquish an additional 25% of the retained contract area (6,250 square kilometers) by September 30, 2013.  Under the terms of the PSC Amendment, the first exploration period, as defined in the original 2006 PSC and as amended by the 2009 MOU, will end and we will enter into the second exploration period in September 2010.  The second exploration period ends September 2013, subject to further extension for one (1) additional year to allow the completion of any well in process and for two (2) additional years to allow the completion of the appraisal of any discovery of potential oil and gas reserves, or through September 2016. Under the PSC Amendment, we are required to drill two exploration wells, one of which is to be commenced by the end of December 2011, to a minimum depth of 2,500 meters and the second of which is to be commenced by the end of September 2016, to a minimum depth of 2,500 meters.  The PSC Amendment requires a minimum gross expenditure of $15 million on each of the exploration wells ($30 million in the aggregate) and the acquisition of a minimum of 2,000 square kilometers of 3D seismic by September 2013 with a minimum expenditure of $12 million.

Under the PSC Amendment, Guinea will be carried for its share of up to 15%, with the cost of that carry to be recovered out of 62.5% of Guinea's share of cost and profit oil.   The PSC Amendment clarifies that only those eligible expenditures, which were made following the date the 2006 PSC was signed, i.e. September 22, 2006, are eligible for cost recovery.  An annual training budget of $200,000 is required to be established by us for the benefit of the Guinean oil industry personnel, and we will also pay an annual surface tax of $2.00 per square kilometer on its retained acreage, retroactively adjusted to September 22, 2006.  The PSC Amendment also removes our right of first refusal covering the relinquished acreage as described in the 2009 MOU. The PSC Amendment provides that should the Guinean government note material differences between provisions of the PSC Amendment and international standards or the Petroleum Code, the parties will renegotiate the relevant articles.

2009 MOU

The 2009 MOU required us to surrender 64% of the Contract Area (approximately 51,200 square kilometers) no later than December 31, 2009.  The relinquishment was submitted by us and received by the Guinean government on December 30, 2009.   Pursuant to the 2009 MOU we maintained the right to participate in any new concessions granted within this surrendered Contract Area on a right of first refusal basis, on equal terms and conditions with bidding parties.  As required by the 2009 MOU, we submitted the two-year work plan to the Guinean government on December 30, 2009.

In addition to our other obligations under the 2006 PSC, we agreed in the 2009 MOU to commence drilling of at least one exploratory well within the non-surrendered portion of the  Contract Area no later than December 31, 2011.  The 2009 MOU required negotiation between the parties concerning certain provisions in the 2006 PSC to make such terms more consistent with usually applicable international standards and practices by March 11, 2010, subject to force majeure and then-pending arbitration, without any modification of our existing rights to the non-surrendered portion of the Contract Area of approximately 28,800 square kilometers. The 2009 MOU also required that if negotiations were not concluded by March 10, 2010, the 2009 MOU would be cancelled.

Dana Petroleum Agreement

On December 4, 2009, we entered into a Sale and Purchase Agreement (“SPA”) with Dana Petroleum (E&P) Limited (“Dana”) for Dana to acquire a 23% participation interest in the 2006 PSC.  On January 28, 2010, the Company effected the closing of the Sale and Purchase Agreement with Dana and assigned a minority interest in the oil and gas concession offshore Guinea to Dana.  In connection with the closing of the assignment of a participation interest in the 2006 PSC to Dana, we entered into an Assignment of Participating Interest (the “Assignment”) with Dana, a Deed of Assignment and Joint Operating Agreement.  Pursuant to the Assignment, we assigned to Dana an undivided 23% of our participating interest in the contractual interests, rights, obligations and duties under the 2006 PSC.  As required by the 2006 PSC, the Deed of Assignment was delivered as the necessary notice of the Assignment to be given to the Ministry of Mines, Energy and Hydraulics of Guinea.

As part of the obligation to bear the proportionate share of costs, the SPA required Dana to make a cash payment to us immediately after closing the assignment of the 23% participating interest to Dana in the amount of $ 1.7 million for Dana’s pro-rata portion of accrued expenditures associated with our marine 2D seismic data acquisition program within the 2006 PSC contract area.  The $1.7 million payment was received by us on February 4, 2010 and was recorded as a reduction in the carrying value of our Guinea concession.

The Operating Agreement appoints us as the operator for purposes of conducting oil and gas exploration and production activities within the retained Contract Area.  We share operating costs of joint operations with Dana in proportion to the parties’ respective 77% and 23% participating interests. An operating committee and voting procedures are established whereby managerial and technical representatives of the Company and Dana make decisions regarding joint operations, exploration and appraisal of commercial discoveries, and the disposition of commercial production.  The Operating Agreement places restrictions upon the transfer of the parties’ respective participating interests in the form of a right of first purchase that is triggered by a proposed transfer or certain changes in control of the Company or Dana.

Upon conclusion and finality of the 2006 PSC review, the SPA requires Dana to pay the Company consideration of $19.6 million and assume its proportionate share of costs for all operations pursuant to the Operating Agreement. The $19.6 million payment is to be comprised of $5 million in cash, and $14.6 million in cash or shares of Dana at Dana’s option.

Repsol Letter of Intent

On January 29, 2010, we entered into an Amendment to the Agreement for Exclusive Dealing and Letter of Intent (“Amended LOI”) with Repsol Exploracion, S.A., (“Repsol”).  This Amended LOI extends the term of the Agreement for Exclusive Dealing and Letter of Intent (“Original LOI”) that was entered into between the parties on November 26, 2009, from January 31, 2010 until March 11, 2010, which date has not been further extended.  The Original LOI contemplated the prospective acquisition by Repsol of an undivided 37% working interest in our concession off the coast of Guinea.

Under the provisions of the Original LOI, Repsol committed to make certain seismic acquisition payments to us.  Under the Amended LOI, Repsol paid $2.7 million to us, representing Repsol’s pro-rata share of work preformed to date under the Marine 2D Seismic Data Acquisition Services Agreement with Bergen Oilfield Services.  The $2.7 million payment was received by Hyperdynamics on February 11, 2010. In addition, following our delivery of an invoice to Repsol for subsequent work performed under the BOS Agreement, Repsol paid its pro-rata share of such invoice, which was approximately $1,000,000.  These payments totaling $3,700,000 were recorded as a reduction in the carrying value of our Guinea concession.

Domestic Oil and Gas Properties

In August 2009, the Company completed the sale of its domestic oil and gas properties. The Company no longer has any proved oil and gas reserves.

4. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of March 31, 2010 and June 30, 2009 include the following:

	March 31, 2010	June 30, 2009
	(in Thousands)
Accounts payable - Trade	$3,587	$688
Accrued - Other	3,000	-
Accrued payroll	-	11
Taxes payable	-	88
Deferred rent	-	16
	$6,587	$803

5. ACCOUNTS PAYABLE – SEISMIC DATA

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

Any user license sales proceeds generated from user licenses of this data shall first go to pay off the $650,000 liability at a rate of 90% of gross user license sales proceeds to OSS and 10% to SCS, until the $650,000 is paid in full. Any funding arrangement SCS enters into with respect to the 2006 PSC, whereby all rights and obligations under the 2006 PSC are transferred, shall cause the $650,000 to become immediately due upon signing and funding of such agreement. The payable is accrued at March 31, 2010. The agreement does not provide for interest payments.  Accordingly, we have not accrued interest on this payable.

6. SHORT-TERM NOTES PAYABLE AND LONG-TERM DEBT

Short-term notes payable and long-term debt consists of the following:

	March 31, 2010	June 30, 2009
	(in thousands)
Installment notes payable	$17	$23
YA Global Notes	-	-
Convertible debentures
Gross	-	2,752
Unamortized discount	-	(475)
Net	$-	$2,277
Total short term notes payable and long-term debt	17	2,300
Less: current portion	(17)	(639)
Long term notes payable, net of discount	$-	$1,661

In addition to installment notes payable as of June 30, 2009, during the nine months ended March 31, 2010, Hyperdynamics financed an insurance policy for an aggregate amount of $115,000. Hyperdynamics was obligated to pay installments of principal and interest of approximately $13,000 per month. As of March 31, 2010, this has been paid in full.

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

The amendment resulted in a substantial modification of terms of the debt.  Accordingly, Hyperdynamics recognized the amendment as an extinguishment of debt (the “2008 Extinguishment”) which provides  that the fair value of the assets given to the investor to refund the existing debt will be compared with the carrying value of the existing debt and a gain or loss on extinguishment be recognized.  Hyperdynamics recognized a gain associated with the 2008 Extinguishment of $56,000 during the three months ended December 31, 2008.  As a consequence of the 2008 Extinguishment, the post modification debt was recorded at its fair value and the resulting discount is amortized as interest expense over the term of the convertible debentures.  The post modification debt had an effective interest rate of 29% per annum.

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

During the nine months ended March 31, 2010, based upon the conversion prices of $1.65 and $0.95 per share, the convertible debenture investor converted a total principal amount, including interest accreted to principal, of $1,296,000 (net of a discount of $1,116,000) into 1,949,411 shares of our common stock.  Following the offering with Enable Growth Partners, L.P., as discussed in Note 8 below, we paid approximately $525,000 to retire the remaining outstanding convertible debenture amount.  We recognized a loss of approximately $298,000 for the nine months ended March 31, 2010, which represents the difference between the remaining convertible debenture amount outstanding, net of the discount associated with the contingent beneficial conversion feature discussed above, and the payoff amount.  The beneficial conversion feature did not have any intrinsic value at the time the convertible debenture was paid off.

7. WARRANT DERIVATIVE LIABILITY

Effective July 1, 2009, we adopted FASB ASC Topic No. 815 (formerly EITF 07-05) which defines determining whether an instrument (or embedded feature) is indexed to an entity’s own stock.  This literature specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to our own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument and provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the scope exception.

As a result of this adoption, warrants previously treated as equity pursuant to the derivative treatment exemption are no longer afforded equity treatment because the warrants have a down-round ratchet provision on the exercise price. As a result, the warrants are not considered indexed to our own stock, and as such, all future changes in the fair value of these warrants will be recognized currently in earnings in our consolidated statement of income under the caption “Other income (expense) – Gain (loss) on derivative ” until such time as the warrants are exercised or expire.

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

As such, effective July 1, 2009, we reclassified from additional paid-in capital, as a cumulative effect adjustment, $1,585,000 to Warrant Derivative Liabilities to recognize the fair value of the YA Global Warrants as if these warrants had been treated as a derivative liability since their issuance in February 2008.

In November 2009, the YA Global warrants, then totaling 666,666 were reset to an exercise price of $0.95 and into a total number of shares of 1,157,894.  In December 2009, these warrants, then totaling 1,157,894 were reset to an exercise price of $0.90 and into a total number of shares of 1,222,222. We recognized a $114,000 loss from the change in fair value for the nine months ended March 31, 2010.  The fair value of the YA Global Warrants was $1,699,000 on March 31, 2010.

These common stock purchase warrants do not trade in an active securities market, and as such, we estimate the fair value of these warrants using a Lattice Model using the following assumptions:

	March 31, 2010	July 1, 2009
Annual dividend yield	0.00	0.00
Expected life (years)	2.85	3.61
Risk-free interest rate	0.69%	1.57%
Expected volatility	152%	442%
Probability of below exercise price issuance	10%	10%

Expected volatility is based on historical volatility of our common stock.  The expected life is based on the remaining term of the warrants. The risk-free interest rate is based on U.S. Treasury securities according to the remaining term of the warrants. The expected dividend yield was based on our current and expected dividend policy. The Lattice Model includes our assessment of the likelihood of a future issuance of equity at a price lower than the current strike of the warrants.

8. SHAREHOLDERS' EQUITY

Series B Preferred Stock

Prior to the conversion of our Series B preferred stock on September 29, 2009, the Series B stockholders were entitled to a 4% cumulative dividend on the stated value, which was payable only upon conversion of the preferred stock. Dividends may be paid in stock or cash at Hyperdynamics' option. During the nine months ended March 31, 2010 and 2009, dividends of $8,000 and $73,000 were accrued. The resulting balance in accrued dividends was $442,000 as of March 31, 2010.

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

Under the terms of the Series B Agreement, if we complete an equity or debt financing in the future of $10,000,000 or more, we also agreed to (i)  pay a previously owed dividend in the aggregate amount of approximately $430,000 to the Series B holders and (ii) subject to market conditions, release from the lock-up provision described above, up to 1,000,000 shares of common stock received in connection with the Series B preferred stock conversion in order to allow for resale by the Series B holders. On April 23, 2010, following our April 20, 2010 registered direct offering , $430,000 was paid to the Series B holders.

Common Stock issuances

In addition to the 15,822,222 common shares issued pursuant to the Series B Conversion discussed above, during the nine months ended March 31, 2010, we issued 442,049 shares of common stock from its Stock and Stock Option plan to employees, directors and consultants for services valued at $322,000. Services were valued using the market close price on the date of grant.

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

On December 3, 2009, we entered into a Securities Purchase Agreement pursuant to which we agreed to sell an aggregate of 7,222,223 shares of its common stock and warrants to purchase a total of 3,250,000 shares of its common stock to institutional investors for gross proceeds of approximately $6.5 million.  The net proceeds to us from the offering, after deducting placement agent fees and our offering expenses, were approximately $6,045,000.  The placement agent also received warrants to purchase 144,444 shares of common stock as additional compensation.  The purchase price of a share of common stock and fractional warrant was $0.90 with the warrants priced at $0.98.  Subject to certain ownership limitations, the warrants are exercisable 181 days following the closing date of the offering and expire four years following the initial exercise date at an exercise price of $0.98.  See Note 10 for additional information.  The offering closed on December 7, 2009.  The proceeds from this offering were used to pay for a portion of the current seismic program as well as to retire its remaining long-term debt.

Employee stock options

During the nine months ended March 31, 2010, we granted options to purchase 6,365,000 shares of common stock to our employees and directors.   The compensation expense associated with employee stock options during the nine months ended March 31, 2010 was $1,534,000. The fair value of the options grants was determined using the Black-Scholes option pricing model.  See Note 9.

9. STOCK OPTIONS AND WARRANTS

We had two stock award plans: the Stock and Stock Option Plan, which was adopted in 1997 (“1997 Plan”) and the 2008 Restricted Stock Award Plan (“2008 Plan”). On February 18, 2010, at our annual meeting of stockholders, the board of directors and stockholders approved the 2010 Equity Incentive Plan (the “2010 Plan”).  In conjunction with the approval of the 2010 Plan at the annual meeting, the 1997 Plan and 2008 Plan were retired as of February 18, 2010.

The 2010 Plan provides for the grants of shares of common stock or incentive stock options and/or nonqualified stock options or restricted stock to purchase our common stock to selected employees, directors, officers, agents, consultants, attorneys, vendors and advisors of our’s or of any parent or subsidiary thereof. Shares of common stock, options, or restricted stock can only be granted under this plan within 10 years from the effective date of February 18, 2010. A maximum of 5,000,000 shares are issuable under the 2010 Plan.

The 2010 Plan provides a means to attract and retain the services of participants and also to provide added incentive to such persons by encouraging stock ownership in the Company. Plan grants are administered by the Compensation Committee, who have substantial discretion to determine which persons, amounts, time, price, exercise terms, and restrictions, if any.

Additionally, from time to time, we issue non-compensatory warrants, such as warrants issued to investors.

2007 Plan

During the three and nine months ended March 31, 2010, 300,000 and 6,365,000 options, respectively were issued under the plan.

2008 Plan

During the three and nine months ended March 31, 2010, no options were issued under the plan.

2010 Equity Incentive Plan

During the three and nine months ended March 31, 2010, no options were issued under the plan.

Stock and Stock Option Plan

Options granted to employees, director and vendors during the nine months ended March 31, 2010:

•
550,000 stock options granted to a vendor for services rendered associated with the search and hiring of our new CEO, Ray Leonard.  These options are immediately vested and have a $1.28 strike price and a five year life.  These options had an estimated value of $491,083, all of which was expensed immediately.

•
250,000 stock options granted with immediate vesting to Robert Solberg in connection with his addition and appointment to the Board of Directors as Chairman of the Board with a strike price of $1.15 and a five year life.  These options had an estimated value of $247,525.

•
155,000 stock options granted with immediate vesting to certain officers and directors of the Company with a strike price of $0.52.  A total of 60,000 of the options have a two year life and the remaining 95,000 options have a three year life.  These options had an estimated value of $43,396.

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

•
200,000 stock options for a director of the Company with a strike price of $0.40, with vesting dependent upon certain performance conditions and a two year life.  These options had an estimated value of $31,715.

•
50,000 stock options to a director upon his election to the Board of the Company with a strike price of $1.54, immediate vesting and a five year life. These options had an estimated value of $53,718, all of which was expensed immediately.

•	In connection with the hiring of our CEO, we granted our CEO:

•	Options with immediate vesting to purchase 500,000 shares of our common stock at an exercise price of $0.49 and with a five year life.

•	Options to purchase 300,000 shares of our common stock at an exercise price of $0.49 that vests on a monthly basis over five years. These options have a five year life.

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

These options had a fair value of $651,298 which was calculated using the Black-Scholes option pricing model adjusted for the performance conditions of the options. Based on the expected vesting schedule, $283,810 was expensed during the nine months ended March 31, 2010.

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

•
In January 2010, 200,000 stock options granted to an employee of the Company in connection with his hiring with an exercise price of $0.87, vesting ratably over three years and a five year life.  These options had an estimated value of $146,381.

•
In January 2010, 100,000 stock options granted to an officer of the Company with an exercise price of $0.90, vesting upon achieving a trading share price for our common stock of $3.00 per share and a five year term.  These options had an estimated value of $8,205.

The following table provides information about options granted during the nine months ended March 31, 2010 and 2009:

	2010	2009
Number of options granted	6,365,000	577,500
Compensation expense recognized as selling, general and administrative expense	$1,535,000	$243,000
Compensation cost capitalized	-	-
Weighted average fair value of options	$0.43	$0.33

The following table details the significant assumptions used to compute the fair market values of employee stock options granted during the nine months ended March 31, 2010 and 2009:

	2010	2009
Risk-free interest rate	0.37 – 3.58%	0.40-2.63%
Dividend yield	0%	0%
Volatility factor	115 – 178%	87-118%
Expected life (years)	1.0 – 11.7	1-1.5

At March 31, 2010, there was $1,404,000 of unrecognized compensation costs related to non-vested share based compensation arrangements granted to employees and directors under the plan.

 Summary information regarding employee stock options issued and outstanding as of March 31, 2010 is as follows:

	Options	Weighted Average Share Price	Weighted average remaining contractual term	Aggregate intrinsic value
Outstanding at year ended June 30, 2009	2,229,707	$3.27
Granted	6,365,000	0.77
Exercised	-	-
Forfeited	(130,000)	2.05
Expired	(577,447)	1.63
Outstanding at March 31, 2010	7,887,260	$1.39	5.14	$3,352,350

Options outstanding and exercisable as of March 31, 2010
Exercise Price	Outstanding Number of Shares	Remaining Life	Exercisable Number of Shares
$0.01 – 0.49	105,000	2 years	105,000
$0.01 – 0.49	160,000	3 years	160,000
$0.01 – 0.49	1,160,000	5 years	700,000
$0.01 – 0.49	2,490,000	Over 5 years	-
$0.50 – 1.00	60,000	2 years	60,000
$0.50 – 1.00	95,000	3 years	95,000
$0.50 – 1.00	790,000	5 years	-
$1.00 – 1.49	82,500	1 year or less	82,500
$1.00 – 1.49	30,000	2 years	30,000
$1.00 – 1.49	920,000	5 years	800,000
$1.50 – 1.99	60,000	1 year or less	60,000
$1.50 – 1.99	30,000	2 years	30,000
$1.50 – 1.99	711,000	5 years	50,000
$2.00 - 2.49	205,000	1 year or less	195,000
$2.00 - 2.49	235,000	2 years	235,000
$2.50 - 2.99	88,760	1 year or less	88,760
$3.00 - 3.50	65,000	1 year or less	65,000
$5.00	300,000	3 years	-
$10.00	300,000	3 years	-
	7,887,260		2,756,260

Options exercisable had an intrinsic value of $869,150 at March 31, 2010.

Warrants

During the nine months ended March 31, 2010 and 2009, Hyperdynamics did not grant any warrants to consultants.

During the nine months ended March 31, 2010, the holders of all of our Series B preferred stock agreed to the cancellation of warrants to purchase 1,000,000 shares of the Company’s common stock.

As a result of the offerings in November and December 2009, outstanding YA Global warrants to purchase 666,666 shares of common stock at an exercise price of $1.65 were amended to increase the number of underlying shares of common stock to 1,222,222 and decrease the exercise price to $0.90 per share.  These warrants are included in the warrant derivative liability. The change in value of the warrants as a result of the amendment is reflected in the valuation of the derivative as of March 31, 2010.

As a result of the equity transaction in November 2009, the exercise price of 2,424,243 warrants held by Enable and previously granted as part of an equity purchase, was reduced from $2.00 per share to $0.95 subject to no further adjustment other than for stock splits and stock dividends.  The modification resulted in a deemed dividend of $322,000 which was calculated as the difference in the fair value of the warrants immediately before and after the modification using the Black-Scholes option pricing model. The following table details the significant assumptions used to compute the fair market value of the warrant modification:

	Before Modification	After Modification
Risk-free interest rate	2.63%	2.63%
Dividend yield	0%	0%
Volatility factor	127%	127%
Remaining term (years)	5.49	5.49

As a result of the equity transaction in November 2009, the exercise price of warrants held by Enable and previously granted as part of the convertible debenture transaction discussed in Note 7, was reduced from $2.50 to $0.95 per share for 1,111,111 warrants, and from $2.25 to $0.95 per share for 1,111,111 warrants, subject to no further adjustment other than for stock splits and stock dividends.  This modification resulted in an increased fair value of $158,000, which has been treated as additional interest expense and which was calculated as the difference in the fair value of the warrants immediately before and after the modification using the Black-Scholes option pricing model. The following table details the significant assumptions used to compute the fair market value of the warrant modification:

	Before Modification	After Modification
Risk-free interest rate	2.63%	2.63%
Dividend yield	0%	0%
Volatility factor	125%	125%
Remaining term (years)	5.80	5.80

As a result of the equity transaction in December 2009, the Company issued warrants to purchase a total of 3,250,000 shares of its common stock to institutional investors.  The placement agent in the transaction received 144,444 warrants. The warrants have an exercise price of $0.98 per share a term of four years from the date they become exercisable and are exercisable 181 days following the close of the transaction.  The exercise price of the warrants may be adjusted in the case of stock splits, stock dividends or combinations of shares, or in the event the Company issues rights, options or warrants to all holders of the Company’s common stock with an exercise or purchase price less than the volume weighted average price of the Company’s shares on the record date.  The warrants issued to the investors and the placement agent had a relative fair value of $1,572,000 and $70,000, respectively.  The relative fair value of the 7,222,223 shares issued in the transaction was $4,403,000 based upon the market price on the transaction date, The fair value of the warrants was determined using the Black-Scholes option pricing model. The following table details the significant assumptions used to compute the fair market value of the warrant modification:

Risk-free interest rate	2.14%
Dividend yield	0%
Volatility factor	118%
Expected term (years)	4.5

During the three and nine months ended March 31, 2010, Enable exercised all 4,646,465 warrants it held for total proceeds to the Company of $4,414,142.  Summary information regarding common stock warrants issued and outstanding as of March 31, 2010 is as follows:

	Warrants	Weighted Average Share Price
Outstanding at year ended June 30, 2009	10,343,131	$2.24

Granted	3,950,000	0.84
Exercised	(4,646,465)	0.95
Cancelled	(1,000,000)	4.00
Expired	-	-
Outstanding at year ended March 31, 2010	8,646,666	$1.44

Warrants outstanding and exercisable as of March 31, 2010

Exercise Price	Outstanding Number of Shares	Remaining Life	Exercisable Number of Shares
$0.90	1,222,222	4 years	1,222,222
$0.98	3,394,444	4 years	-
$1.65	3,480,000	4 years	3,480,000
$4.00	500,000	4 years	500,000
$5.00	50,000	2 years	-
	8,646,666		4,682,222

The outstanding and exercisable warrants had no intrinsic value at March 31, 2010.

 10. COMMITMENTS AND CONTINGENCIES

The following are updated since our Annual Report on Form 10-K was filed.

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

Contingent notes payable

Hyperdynamics' subsidiary, SCS, has $350,000 remaining of a contingent note payable due to Seacon Computer Systems Inc., the former owners of SCS Corporation's assets. It is payable in Hyperdynamics common stock and it is payable only if SCS has net income in any given quarter. If SCS experiences net income in a quarter, 25% of the income will be paid against the note, until contingency is satisfied.

Bergen Oilfield Services

On September 29, 2009, we entered into a Marine 2D Seismic Data Acquisition Services Agreement (the “Bergen Agreement”) with Bergen Oilfield Services AS of Norway (“Bergen”).  Pursuant to the Bergen Agreement, Bergen was obligated to conduct a 9,000 kilometer 2D marine seismic survey on portions of our oil and gas concession off the coast of Guinea.  Bergen completed the seismic survey on February 8, 2010.  The cost of the survey was approximately $11 million. In February 2010, the Company received $1.7 million and $3.7 million, respectively, from Dana and Repsol representing their proportionate share of the total cost of the survey.  Additionally, Bergen holds in escrow 2.5 million shares of our restricted common stock as a security deposit and now that the survey has been fully paid for, the Company is in the process of retrieving those shares.  The Deposit Shares are not considered to be issued for accounting purposes.

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

In connection with the termination of the original lease agreement, on January 4, 2010, the Company entered into a new lease agreement with Parkway for the use and occupancy of Suite 475 in the Woodbranch Building located at 12012 Wickchester, Houston, Harris County, Texas 77079, at which address the Company’s principal executive office will be located.  The term of the new lease agreement is for 60 months beginning on March 1, 2010, the date the Company took possession of the property. Pursuant to the new lease agreement, the Company is obligated to make the following base rental payments: (i) $0.00 per month during months 1 – 9; (ii) $17,472 per month during months 10 – 12; (iii) $17,957 per month during months 13 – 24; (iv) $19,413 per month during months 25 – 36; (v) $21,354 per month during months 37 – 48; and (vi) $24,266 per month during months 49 – 60.

In addition to the base rent, the Company is responsible for the pro-rata share (10.664%) of excess operating expenses in connection with the property. The Company also paid a security deposit of $50,000 at the time of execution of the new lease agreement of which $35,000 is expected to be refunded at the end of February 2012, subject to certain conditions.

11. SUBSEQUENT EVENTS

Guinean Presidential Decree and Arrête

On May 10, 2010, the Company received from the government of the Republic of Guinea a Presidential Decree approving both the 2006 PSC, covering its offshore Guinea concession, and the PSC Amendment. The Company also received a document, referred to as an arrête, from the Ministry of Mines and Geology confirming the Government's approval of the assignment of a 23% participating interest in the 2006 PSC to Dana.

Registered Direct Offering

On April 20, 2010, the Company entered into a securities purchase agreement pursuant to which the Company agreed to sell an aggregate of 8,076,925 shares of its common stock and warrants to purchase a total of 2,826,923 shares of its common stock to institutional investors for gross proceeds of approximately $10.5 million.  The purchase price of a share of common stock and warrant was $1.30.  Subject to certain ownership limitations, the warrants are exercisable 181 days following the closing date of the offering. Warrants to purchase 807,692 shares of common stock expire one year following the initial exercise date.  Warrants to purchase 2,019,231 shares of common stock expire five years following the initial exercise date. The warrants will have an exercise price of $1.58.  The exercise price of the warrants is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions.  The warrants issued to the investors and the placement agent had a relative fair value of $679,000 and $2,697,000, respectively.  The relative fair value of the 8,076,925 shares issued in the transaction was $8,303,000 based upon the market price on the transaction date. The fair value of the warrants was determined using the Black-Scholes option pricing model. The following table details the significant assumptions used to compute the fair market value of the warrant modification:

Risk-free interest rate	0.41%	2.94%
Dividend yield	0%	0%
Volatility factor	118%	118%
Expected term (years)	1.5	5.5

NYSE Amex Listing Deficiency Resolution

On April 15, 2010, the Company resolved the continued listing deficiency with respect to Section 1003(a)(iv) of the NYSE Amex LLC's Company Guide. As a result, the Company no longer has any outstanding listing deficiencies with the Exchange.

Warrants Exercised

Significant warrant exercises since March 31, 2010 include:

•	On April 5, 2010, 265,000 warrants with a strike price of $0.90 were exercised on a cashless basis for a net issuance of 100,517 shares of the Company’s common stock

•	On April 15, 2010, 255,000 warrants with a strike price of $0.90 were exercised on a cashless basis for a net issuance of 100,973 shares of the Company’s common stock.

Equity transactions

Significant stock options and warrants granted, forfeited or expired since March 31, 2010 include:

•
415,000 stock options under the 2010 Plan for certain employees of the Company with strike prices ranging from $1.10 to $1.49, a five year life on 340,000 shares and a 0.23 year life on 75,000 shares.  The 340,000 options vest ratably over three years while the 75,000 shares had immediate vesting. These options had an estimate value of $334,000.

•	697,500 stock options for certain employees were cancelled or expired.

Series B Dividend Payment

Under the terms of the Series B Agreement, upon the completion of an equity or debt financing in the future of $10,000,000 or more, we agreed to  pay a previously owed dividend in the aggregate amount of approximately $430,000 to the Series B holders. On April 23, 2010, $430,000 was paid to the Series B holders.

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

Overview

We devote a substantial portion of our efforts to obtaining additional PSC participants to help fund our exploration and development of sub-surface hydrocarbons in commercial quantities offshore Guinea.   We intend to continue acquiring, exploring and developing oil and gas properties on a global basis.  At this time we have no source of operating revenue and there is no assurance when we will, if ever.  We have limited cash and require substantial additional funds to fulfill our business plans.  In October 2009, we signed a letter of intent with Dana Petroleum (E&P) Limited (“Dana”) under which the two companies would negotiate the assignment of a 23% participating interest in our concession offshore Guinea.  In January 2010, we finalized the sale of this participating interest by signing an assignment and an operating agreement between us and Dana. Upon obtaining the Republic of Guinea Presidential decree for the PSC Amendment and an arrête in May 2010 that officially allowed Dana to participate in the 2006 PSC, Dana is obligated to pay us an additional purchase price of $19.6 million and assume its proportionate share of costs for all operations. The $19.6 million payment is to be comprised of $5 million in cash, and $14.6 million in cash or shares of Dana at Dana’s option.  Dana paid their 23% share of the completed Bergen Oil field Services Seismic program.

On November 30, 2009, we signed a letter of intent (“LOI”) with Spanish-based Repsol YPF, S.A. under which we would negotiate the assignment to Repsol of a 37% interest in our oil and gas concession offshore Guinea.  The LOI gave Repsol exclusive negotiating rights to take a 37% share in our concession for $31.5 million. Repsol also would be the operator of the Guinea project, subject to government and third-party approvals and consents as required. Under the terms of the LOI, the two companies would work to sign definitive documents no later than January 31, 2010. On January 29, 2010, we extended the terms of the LOI until March 11, 2010 and has subsequently not been extended further. As consideration for extending the LOI, Repsol paid us $2.7 million for their pro rata share of work performed to date on our ongoing 2-D seismic program. Repsol also agreed to pay its pro rata share of the remaining work on the seismic program, which was approximately $1.0 million, upon its completion. These monies would be repaid to Repsol at its option if the 2006 PSC clarification has not been ratified by Guinea by September 10, 2010.  The LOI with Repsol satisfies the clause in our existing LOI with Dana Petroleum PLC of the U.K. that envisioned Dana's option right to take up to an additional 27% of the concession if we did not secure the participation of a major oil company by November 30, 2009.

Our corporate mission is to provide energy for the future by exploring for, developing new, and re-establishing pre-existing sources of energy worldwide.  Through our international business segment, we are currently exploring for oil and gas offshore Guinea, West Africa.

Our operating plan within the next 12 months includes the following:

•	Obtaining funds and completing technical work and planning with our prospective participants in our concession to drill offshore Guinea in late 2011.

•	Acquiring, processing and interpreting a 3D survey leading to allow identification of a proposed drilling location for late 2011.

•	Adding one or more additional PSC participants to operate and help fund our search for oil and gas deposits on our Guinea concession.

Going Concern

As indicated in our auditor’s report dated September 29, 2009 and contained in our Annual Report on Form 10-K, as amended, for the fiscal year ended June 30, 2009, the Company has suffered recurring losses from operations, that, as of the date of our auditor’s report, raised substantial doubt about our ability to continue as a going concern.  As reflected in the notes to our Consolidated Financial Statements contained in our Quarterly Report on Form 10-Q as of and for the three and six month period ended December 31, 2009, due to our liquidity position and estimated future capital needs, doubts about our ability to continue as a going concern remained through December 31, 2009. We have incurred substantial losses since inception.  Our ability to continue as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis.  We have been successful in raising additional equity financing, and management has determined, based upon our estimated future expenditures and expected cash inflows over the next 15 months, that the uncertainty regarding our ability to continue as a going concern has been mitigated as of March 31, 2010. However, we cannot assure you that we will not determine, based upon future events and our expectation for continuing losses from operations for the foreseeable future, that uncertainty about our ability to continue as a going concern will not recur.

You should carefully consider the risks in evaluating our company.  The risks and uncertainties described in our Annual Report on Form 10-K as amended, as updated and superseded by the risk factors in Part II, Item 1A of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, are not the only ones we face and include, among others, we require substantial additional funding in the near term which may not be available to us on acceptable terms or at all and if we cannot obtain additional, our ability to raise sufficient capital and/or enter into a strategic relationship with a industry partner to execute our business plan, ability to respond to changes in the oil exploration and production environment, competition, and the availability of personnel in the future to support our activities may be curtailed and we may ultimately cease to exist; the PSC Amendment is subject to renegotiation under certain circumstances and there is no assurance that these negotiations will result in a mutually acceptable agreement.   We operate in Guinea, a country where corrupt behavior exists that could impair our ability to do business in the future or result in significant fines or penalties.   There are significant risks associated with operating in Guinea.

Results of Operations.

Based on the factors discussed below for our international segment, discontinued operations and for corporate overhead, the net loss attributable to common shareholders for the nine months ended March 31, 2010 decreased $1,951,000, or 19%, from a net loss of $10,271,000, or $0.17 per share in the 2009 period to a net loss of $8,320,000, or $0.10 per share in the 2010 period.  The net loss is comprised of the net loss from operations for our corporate office of $6,586,000, the net loss of SCS of $2,490,000 and income from discontinued operations of $765,000.  The net loss chargeable to common shareholders includes a provision for preferred stock dividends of $8,000 in 2010 and $73,000 in 2009.

Reportable segments

Hyperdynamics has one reportable segment: our international operations in Guinea through our subsidiary SCS.  SCS is engaged in oil and gas exploration activities pertaining to offshore Guinea, West Africa.    During the year ended June 30, 2009, our domestic operations were discontinued, and as of August 2009, all the assets associated with HYD, which was our subsidiary that held certain properties located in Louisiana, have been sold.

Three months ended March 31, 2010 Compared to Three Months Ended March, 2009

Revenues.  There were no revenues for the three months ended March 31, 2010 and 2009.   We have focused on the acquisition and interpretation of seismic data for our concession in Guinea.

Depreciation.  Depreciation expense was $34,000 and $33,000 in the three months ended March 31, 2010 and 2009, respectively.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses were $2,434,000 and $1,023,000 for the three months ended March 31, 2010 and 2009, respectively. This represents an increase of 138%, or $1,411,000.  The increase was primarily employee related costs, which include salaries, bonuses and stock based compensation related to options granted to employees and others.

Other income (expense).  Other income (expense) totaled income of $363,000 and expense of ($160,000) for the three months ended March 31, 2010 and 2009, respectively. During the 2010 period, the Company recognized a non-cash gain on the derivative liability related to the YA Global warrants of $364,000.  No such gains was recognized in the 2009 period. Interest expense was $1,000 for the 2010 period, versus $160,000 for the 2009 period.  The higher interest expense in the 2009 was primarily attributable to interest expense on debentures, while there is no debt during the 2010 period.

Loss from Continuing Operations.  Based on the expenses discussed above, our loss from operations increased by 73%, or $889,000, from $1,216,000 in the three months ended March 31, 2009 to $2,105,000 for the three months ended March 31, 2010.

Discontinued Operations. There was no discontinued operations  for the three months ended March 31, 2010 while there was a loss of $37,000 for three months ended March 31, 2009.

Nine months ended March 31, 2010 Compared to Nine Months Ended March 31, 2009

Revenues.  There were no revenues for the nine months ended March 31, 2010 and 2009. We have focused on the acquisition and interpretation of seismic data for our concession in Guinea.

Depreciation.  Depreciation expense was $93,000 and $100,000 in the nine months ended March 31, 2010 and 2009, respectively.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses were $7,860,000 and $5,251,000 for the nine months ended March 31, 2010 and 2009, respectively. This represents an increase of 50%, or $2,609,000. The increase was primarily employee related costs, which include salaries, bonuses and stock based compensation related to options granted to employees and others.

Other income (expense).  Other income (expense) totaled ($1,124,000) and ($2,958,000) for the nine months ended March 31, 2010 and 2009, respectively.  During the 2010 period, the Company recognized a non-cash loss on the derivative liability related to the YA Global warrants of $114,000.  No such loss was recognized in the 2009 period.  Interest expense was ($712,000) for the 2010 period, versus ($2,379,000) for the 2009 period.  The higher interest expense in the 2009 was primarily attributable to the early conversion of convertible debentures outstanding during the period and the expensing of the associated debt discount.  During the 2010 period, the Company recognized a loss on extinguishment of the remaining convertible debenture balance of ($298,000), primarily attributable to the expensing of the remaining discount associated with these debentures, versus a loss of ($579,000) in the 2009 period, primarily attributable to the early extinguishment of the YA Global debenture that resulted in a loss of ($635,000), partially offset by a gain on settlement of a debt obligation for less than the accrued amount.

Loss from Continuing Operations.  Based on the expenses discussed above, our loss from continuing operations increased by 9%, or $768,000, from $8,309,000 in the nine months ended March 31, 2009 to $9,077,000 for the nine months ended March 31, 2010.

Discontinued Operations. Discontinued operations generated income of $765,000 for the nine months ended March 31, 2010 and a loss of $1,889,000 for nine months ended March 31, 2009.

Liquidity and Capital Resources

Liquidity

Based on the Company’s current plans and market conditions, management believes that the Company’s existing cash and current operations will be sufficient to satisfy its anticipated cash requirements for the next twelve months.  The Company has adequate capital resources to meet current working capital and capital expenditure requirements through the third quarter of fiscal year 2011.  The Company intends to meet its short-term working capital needs from the proceeds received in April 2010 from the registered direct offering gross proceeds of $10.5 million and by having completed the assignment of 23% of its interest in the concession under the 2006 PSC to Dana for payments totaling $19.6 million, which Dana has not yet paid as of the date of this Quarterly Report on Form 10-Q.  The $19.6 million payment is to be comprised of $5 million in cash, and $14.6 million in cash or shares of Dana at Dana’s option.

On March 31, 2010, the Company had $3,135,000 in cash and $9,784,000 in liabilities. The liabilities include current liabilities of $8,068,000 and noncurrent liabilities of $1,716,000.  Net cash used in operating activities for continuing operations for the nine months ended March 31, 2010 was $5,605,000 compared to $4,320,000 for the nine months ended March 31, 2009. Cash used by investing activities for continuing operations for the nine months ended March 31, 2010 was $4,656,000 compared to $215,000 used by investing activities in the nine months ended March 31, 2009.  There was net cash provided by financing activities for the nine months ended March 31, 2010 of $11,231,000.  Net cash of $2,287,000 was provided by financing activities during the nine months ended March 31, 2009.

Current liabilities as of March 31, 2010 contain several items that are payable in stock, that are the subject of deferred payment arrangements whereby the vendor will not get paid except out of future revenues or cash received from a joint venture partner, or that will be assumed by others.  Dividends payable of $372,000, and dividends payable to related party of $442,000 are payable in stock.   Accounts payable – seismic data of $650,000 is payable only when we sell the data to third parties or if we get cash infusion for the Guinea concession.

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

Item 4T. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and as of the end of the period covered by this quarterly report. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.  Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  In the course of this evaluation, our management considered the material weaknesses in our internal control over financial reporting discussed in our Annual Report on Form 10-K. as amended, for the fiscal year ended June 30, 2009. Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of March 31, 2010 were not effective in ensuring that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

Changes in Internal Control Over Financial Reporting

To address the issues associated with our material weaknesses as described in our Annual Report on form 10-K, as amended, we have made changes in our internal controls over financial reporting in the quarter ended March 31, 2010 through the date of this report, and we continue to spend a significant amount of time and effort to improve our control environment, including our implementation of enhanced compliance policies and procedures. We have taken steps in an effort to ensure our consolidated financial statements included in this quarterly report have been prepared in accordance with accounting principles generally accepted in the United States. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

We have been implementing and will aggressively continue to implement changes that are both organizational and process-focused to improve the control environment. The changes made through the date of this quarterly report include, among others:

•	Utilizing industry standard GAAP and SEC Checklists for disclosure requirements for interim financial information.

•	The hiring of a full-time corporate controller whose employment began April 5, 2010.

Part II Other Information

Item 1. Legal Proceedings

For information regarding our legal proceedings see the legal proceedings disclosed in Item 3 of our most recent Annual Report on Form 10-K. In addition, the following information updates the previously made disclosure concerning the lawsuit involving USOil Corporation (“USOil”) as reflected in our Annual Report on Form 10-K, as amended.

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

Item 1A. Risk Factors

Set forth below are updated risk factors from those set forth in our Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2009, which superseded the risk factors disclosed in our Current Report on Form 8-K filed with the SEC on November 12, 2009, and in our Annual Report on Form 10-K, as amended, for the year ended June 30, 2009.

Geopolitical instability where we operate subjects us to political, economic and other uncertainties.

We conduct business in Guinea, which is in a region of the world where there have been recent civil wars, revolutionary wars, coup d’états and internecine conflicts.  In September 2009, Guinea experienced a marked increase in violence including civil unrest and protests against the current government, which assumed power in December 2008.  External or internal political forces could potentially create a political or military climate that might cause a change in political leadership, the outbreak of hostilities, or civil unrest.  Such uncertainties could result in our having to cease our Guinea operations and result in the loss or delay of our rights under the 2006 PSC, as amended.

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

 Our financial statements reflect recurring, ongoing and substantial yearly net losses, and negative cash flows from operations. We need additional funding or alternative sources of capital to meet our working capital needs in the future.  We have previously raised capital by selling common stock and warrants, issuing convertible debentures and using a previously available equity line of credit which expired in February 2009.  Our management does not believe that existing cash resources will be sufficient to enable us to execute our business plan over the next twelve months and that we will need to raise substantial additional capital or obtain funding through a strategic relationship in the near term in order to do so.  However, future financing or strategic alliances may not be available in amounts or on terms acceptable to us, if at all. If we cannot raise funds on acceptable terms, we will not be able to execute our business plan and may be forced to curtail operations or may ultimately cease to exist.

We may not be able to meet our substantial capital requirements to conduct our operations and achieve our business plan and; we anticipate future losses and negative cash flow.

Our business is capital intensive.  We must invest a significant amount in development and exploration activities.  We are currently making and intend to continue to make substantial capital expenditures to find, develop and produce natural gas and oil reserves.  We currently have no operating revenue.  If we do not obtain capital resources, we may not be able to meet the obligations under the 2006 PSC, as amended – thus surrendering the Concession.  The Concession is our single most important asset and its loss would result in a substantial decrease in our ability to eventually become a profit-generating company.  Even if we acquire sufficient financing to meet the obligations under the 2006 PSC, as amended, we may not be able to raise or expend the capital necessary to undertake or complete future drilling programs or acquisition opportunities unless we raise additional funds through debt or equity financings, which may not be available on acceptable terms to us or at all.  We may not be able to obtain debt or equity financing or enter into and complete one or more strategic relationships with an industry partner to meet our capital requirements on acceptable terms, if at all.  Moreover, our future cash flow from operations may not be sufficient for continued exploration, development or acquisition activities, and we may not be able to obtain the necessary funds from other sources.

With the completion of the sale of our domestic oil and gas properties in August 2009, we are strictly in the exploration phase and have no proven petroleum reserves.  We expect to continue to incur significant expenses over the next several years with our operations, including further 3D seismic studies and exploratory drilling.  Based on the exploration results to date, we anticipate that the cost per commercial well, if further results justify attempts at commercial drilling, would range from US$20 million each (shallow water gas prospects) to approximately US$100 million each (deepwater oil prospects).

The PSC Amendment is subject to renegotiation under certain conditions, which may have an adverse impact upon our operations and profitability.

The PSC Amendment provides that should the government of the Republic of Guinea note material differences between provisions of the PSC Amendment and international standards or the Guinea Petroleum Code, the parties will renegotiate the relevant articles.  If the government of the Republic of Guinea identifies materials differences between the PSC Amendment’s provisions and international standards or the Guinea Petroleum Code, there is no assurance that we will be able to negotiate an acceptable modification to the PSC Amendment.  If the parties are not successful in renegotiating the relevant articles of the PSC Amendment, the parties may be required to submit the matter to international arbitration.  There is no assurance that any arbitration would be successful or otherwise lead to articles that are more favorable to the Company than the present articles.  Therefore, the results of such negotiations or arbitration could be unfavorable to us and, as a result, could have a material adverse effect on our business plan, financial position, results of operations and future cash flows.

Our concession or obligations under the 2006 PSC, as amended, could be adversely affected by Guinea’s political uncertainties.

Guinea has faced and continues to face political, economic and social uncertainties which are beyond our control.  Maintaining a good working relationship with the Guinean government is important because the Concession is granted under the terms of the 2006 PSC, as amended, with the Guinean government.  A presidential election in Guinea is scheduled for June 28, 2010.  While we intend to maintain a positive working relationship with the Guinean government, we cannot predict whether the election will occur as scheduled, or the impact that the election will have on our relationship.  A change in leadership could result in political instability or substantial changes in government policies which could have a material adverse effect on our business plan, financial position, results of operations and future cash flows.

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

Our expected future losses raise doubts about our ability to continue as a going concern unless we can raise sufficient capital.

Without the receipt by us of additional funds, we will be unable to execute our business plan and meet our obligations under the 2006 PSC, as amended.  We have historically been able to raise capital from debt or equity sources to finance our activities but there is no assurance we will be able to do so in the future or on acceptable terms, if at all.  Additionally, we intend to raise additional capital through one or more strategic relationships such as the assignment of participation interests in the Concession.  However, there is no guarantee that we will receive funds from such relationships.  Our growth is dependent on our raising capital through the sale of equity or debt or our ability to enter into one or more strategic relationships concerning the Concession.  As indicated in our auditor’s report concerning and as discussed in Note # 2 to our Consolidated Financial Statements contained in our Annual Report on Form 10-K, as amended, for the fiscal year ended June 30, 2009 and the Quarterly Report on Form 10-Q for the quarter ended December 31, 2009, our Consolidated Financial Statements were prepared assuming we would continue as a going concern.  There is no guarantee that we or our auditors will not determine in the future based on our recurring losses from operations that substantial doubt exists about our ability to continue as a going concern.

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

Oil and gas operations in Guinea are subject to extensive government regulation and to interruption or termination by governmental authorities on account of ecological and other considerations.  It is impossible to predict future government proposals that might be enacted into law and the effect they might have on us.  Restrictions on oil and gas activities, such as production restrictions, price controls, tax increases and pollution and environmental controls may have material adverse effect on our financial condition, results of operations and future cash flows.

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

We do not currently have the financial resources to conduct our planned 3D seismic testing or to drill offshore Guinea.  Absent raising additional capital, completing the assignment of an interest in our Concession or entering into a joint venture or similar arrangement, we will not be able to conduct our planned  3D seismic testing or to conduct drilling operations offshore Guinea.  There is no assurance that capital will be available in the future to us or that capital will be available under terms acceptable to us.  We will need to raise additional money, either through the sale of equity securities (which could dilute the existing stockholders' interest), through the entering of joint venture agreements (which, while limiting our risk, could reduce our ownership interest in the Concession), or from borrowings from third parties (which could result in our assets being pledged as collateral and which would increase our debt service requirements).

Additional capital could be obtained from a combination of funding sources, many of which could have a material adverse effect on our business, results of operations and financial condition. These potential funding sources, and the potential adverse effects attributable thereto, include:

•	additional offerings of equity securities, which would cause dilution of our common stock;

•	sales or assignments of interests in the Concession and exploration program, which would reduce any future revenues from that program;

•	borrowings from financial institutions, which may subject us to certain restrictive covenants, including covenants restricting our ability to raise additional capital or pay dividends;

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

We are currently involved in various lawsuits, including a claim involving contractually prohibited short selling, a claim that Hyperdynamics and its Officers and Directors breached their fiduciary duties to shareholders and committed other tortuous acts, a claim that our actions or omissions caused the loss of the Royalty and Production Sharing Agreement, dated November 8, 2002, and an environmental cleanup case, among other claims more thoroughly described in Item 3 of our Annual Report on Form 10-K, as amended, for the fiscal year ended June 30, 2009.  The outcome of litigation is difficult to assess or quantify, and we cannot predict how it will impact us, however the litigation described in Item 3 of our Annual Report on Form 10-K, as amended, for the fiscal year ended June 30, 2009 could subject us to substantial legal expenses.  If we do not prevail, we might not have sufficient funds to make payments on our debt or successfully execute our business strategy or have to declare bankruptcy or cease operations.

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

We have competition from other companies that have larger financial and other resources than we do, which puts us at a competitive disadvantage.

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

A material weakness is a control deficiency, or a combination of control deficiencies, that results in there being more than a remote likelihood that a material misstatement in our financial statements will not be prevented or detected.  We have determined that as of June 30, 2009 and March 31, 2010 our disclosure controls and procedures were not effective in ensuring that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed and reported within the time periods specified in the rules and forms of the SEC.

We have also determined as of June 30, 2009 that we have material weaknesses in our internal control over financial reporting and, as a result, our internal control over financial reporting is not effective.  Some of the weaknesses we identified in our internal control over financial reporting relate to our operations in Guinea, including deficiencies in the Company’s control environment, deficiencies in the staffing of our financial accounting department, and departure of members of financial management. See Item 4T Controls and Procedures of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 and Item 9A(T) Controls and Procedures in our Annual Report on Form 10-K, as amended, for the fiscal year ended June 30, 2009 for further disclosure concerning our controls and procedures.  These deficiencies increase the likelihood of misstatements in our financial statements or violations of law.

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

Our future revenues may be affected by a variety of factors, many of which are outside our control, including (a) the success of project results; (b) swings in availability of drilling services needed to implement projects and the pricing of such services; (c) a volatile oil and gas pricing market which may make certain projects that we undertake uneconomical; (d) our ability to attract qualified employees and consultants; and (e) the amount and timing of operating costs and capital expenditures relating to conducting our business operations and infrastructure. As a result of our limited operating history and the emerging nature of our business plan, it is difficult to forecast revenues or earnings accurately, which may fluctuate significantly from quarter to quarter.

In the event we become a penny stock company, FINRA sales practice requirements limit a stockholders' ability to buy and sell our stock.

In the event we become subject to the penny stock rules, there are certain rules that have been adopted by the Financial Industry Regulatory Authority, Inc. (FINRA) to which our common stock will be subject.  FINRA rules require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer.  Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives, and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which has the effect of reducing the level of trading activity and liquidity of our common stock.  Further, many brokers charge higher transactional fees for penny stock transactions. As a result, fewer broker-dealers would be willing to make a market in our common stock, reducing a stockholders' ability to resell shares of our common stock.

We may issue additional shares of common stock in the future, which could cause dilution to all shareholders.

We may seek to raise additional equity capital in the future. Any issuance of additional shares of our common stock will dilute the percentage ownership interest of all shareholders and may dilute the book value per share of our common stock.

Shareholders could incur negative impact due to the removal of the restrictive legend or the termination of a lock-up on a significant percentage of our outstanding shares of common stock, or the exercise of options and warrants.

As of April 16, 2010, approximately 15,822,222 shares of our common stock were restricted shares and subject to a contractual prohibition, or “lock-up,” preventing the sale of such shares that expires on July 1, 2010, and we have outstanding warrants and options to purchase approximately 16,242,926 shares of common stock. If these options and warrants are exercised, the underlying shares may become eligible for immediate resale.  We do not know when or if these options will be exercised. In the event that a substantial number of these restricted shares are offered for sale in the market by several holders, the market price of our common stock could be adversely affected.

Our management controls a significant percentage of our current outstanding common stock; their interests may conflict with those of our shareholders.

As of the date of this Quarterly Report on Form 10-Q, our Directors and Executive Officers and their affiliates collectively and beneficially own or control approximately 5% of our voting power (including stock, warrants and, options).  This concentration of voting control gives our Directors and Executive Officers and their respective affiliates substantial influence over any matters which require a shareholder vote, including, without limitation, the election of Directors, even if their interests may conflict with those of other shareholders. It could also have the effect of delaying or preventing a change in control of or otherwise discouraging a potential acquirer from attempting to obtain control of us.  This could have a material adverse effect on the market price of our common stock or prevent our shareholders from realizing a premium over the then prevailing market prices for their shares of common stock.

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

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers and controlling persons of the Company pursuant to the foregoing provisions, or otherwise, the Company has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the registrant of expenses incurred or paid by a director, officer or controlling person of the Company in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the Company will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.

Item 4. Submission of Matters to a Vote of Security Holders

On February 18, 2010, the company held its annual shareholder meeting (1) to elect six directors; (2) to approve the 2010 Equity Incentive Plan, and (3) to ratify GBH CPAs as the independent auditors.

The directors who were elected are Ray Leonard, Robert A. Solberg, Herman Cohen, Roger D. Friedberger, Lord David Owen, and Fred Zeidman.

The results of the voting by Item are as follows:

 Proposal # 1:

 With respect to election of Directors of the Company:

Director Name	Number of Affirmative Votes	Number of Votes Withheld
Ray Leonard	41,180,362	486,516
Robert A. Solberg	41,139,407	527,471
Herman Cohen	41,183,052	483,826
Roger D. Friedberger	37,236,923	4,429,955
Lord David Owen	41,163,805	503,073
Fred Zeidman	41,169,229	497,649

Proposal # 2:

With respect to the proposal to approve the 2010 Equity Incentive Plan.

Number of Affirmative Votes	Number of Negative Votes	Abstentions
37,901,089	3,215,545	550,224

Proposal # 3:

With respect to the proposal to ratify GBH CPAs as the independent auditors.

Number of Affirmative Votes	Number of Negative Votes	Abstentions
63,848,525	537,984	2,313,729

 Item 6. Exhibits

Exhibit Number	Description

3.1.1	Certificate of Incorporation (1)

3.1.2	Certificate of Amendment of Certificate of Incorporation, dated January 21, 1997 (1)

3.1.3	Certificate of Amendment of Certificate of Incorporation, dated September 20, 1999 (1)

3.1.4	Certificate of Amendment of Certificate of Incorporation, dated December 22, 2003 (1)

3.2	By-laws (1)

3.3	Amendment to Bylaws (2)

4.1	Series A Certificate of Designation (6)

4.2	Series B Certificate of Designation (7)

4.3	Form of Common Stock Certificate (3)

4.4	Form of Warrant (4)

4.5	Warrant issued to YA Global Investments, L.P. on February 6, 2008 (4)

4.6	Form of Common Stock Purchase Warrant (5)

4.7	Form of Series A Preferred Stock Certificate (6)

4.8	Form of Series B Preferred Stock Certificate (7)

4.9	Warrant issued to Trendsetter Investors, LLC on June 12, 2007 (8)

4.10	Form of Common Stock Purchase Warrant, dated December 2, 2009 (19)

4.11	Form of Common Stock Purchase Warrant, dated April 20, 2009 (20)

10.1	Hydrocarbon Production Sharing Contract (PSA) between SCS Corporation and the Republic of Guinea, Dated September 22, 2006 (9)

10.2*	Employment Agreement between Hyperdynamics and Jason D. Davis, dated June 17, 2009 (10)

10.3*	Employment Agreement between Hyperdynamics and Ray Leonard, dated July 22, 2009 (11)

10.4*	Amendment No. 1 to Employment Agreement between Hyperdynamics Corporation and Ray Leonard, dated December 11, 2009 (18)

10.5	Memorandum of Understanding between the Government of the Republic of Guinea and SCS Corporation, dated September 11, 2009 (English translation) (12)

10.6	Memorandum of Understanding between the Government of the Republic of Guinea and SCS Corporation, dated September 11, 2009 (original French version) (12)

10.7	Sale and Purchase Agreement between Hyperdynamics Corporation and Dana Petroleum (E&P) Limited, dated December 4, 2009 (13)

10.8	Letter Agreement between Hyperdynamics Corporation and Dana Petroleum (E&P) Limited, dated December 2, 2009 (14)

10.9	Lease Agreement between Hyperdynamics Corporation and Parkway Properties LP, dated December 29, 2009 (16)

10.10	Operating Agreement between SCS Corporation and Dana Petroleum (E&P) Limited, dated January 28, 2010 (17)

10.11	Amendment No. 1 to the Hydrocarbons Production Sharing Contract between SCS Corporation and the Republic of Guinea, dated March 26, 2010 (English translation) (18)

10.12	Amendment No. 1 to the Hydrocarbons Production Sharing Contract between SCS Corporation and the Republic of Guinea, dated March 26, 2010 (French translation) (18)

14.1	Code of Ethics (1)

16.1	Letter from Malone & Bailey, P.C. regarding change in certifying accountant (13)

21.1	Subsidiaries (14)

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

Hyperdynamics Corporation (Registrant)

Dated: May 17, 2010	By:	/s/ Ray Leonard
Ray Leonard
Chief Executive Officer

Dated: May 17, 2010	By:	/s/ Jason Davis
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