Form 10-K
period 2010-06-30
HYPERDYNAMICS CORP
filed 2010-09-28
CIK 937136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2010
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

12012 Wickchester Lane, #475
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

As of December 31, 2009, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $66,180,054 based on the closing sale price as reported on the NYSE Amex.  We had 104,227,199 shares of common stock outstanding on September 28, 2010.

TABLE OF CONTENTS

PART I

CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION

Hyperdynamics Corporation is including the following cautionary statement to make applicable and take advantage of the safe harbor provision of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of, Hyperdynamics.  This Annual Report on Form 10-K contains forward-looking statements.  Forward-looking statements include statements concerning plans, objectives, goals, strategies, expectations, future events or performance and underlying assumptions and other statements which are other than statements of historical facts.  Certain statements contained herein are forward-looking statements and, accordingly, involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements.  Our expectations, beliefs and projections are expressed in good faith and are believed by us to have a reasonable basis, including without limitations, management's examination of historical operating trends, data contained in our records and other data available from third parties, but there can be no assurance that management's expectations, beliefs or projections will result or be achieved or accomplished.  In addition to other factors and matters discussed elsewhere herein and the risks discussed below in Item 1A.  Risk Factors, the following are important factors that, in the view of Hyperdynamics, could cause actual results to differ materially from those discussed in the forward-looking statements: geopolitical instability where we operate: the availability of additional financing and, if available, on terms and conditions acceptable to us; our ability to meet our substantial capital needs; our ability to raise sufficient capital and/or enter into one or more strategic relationships with one or more industry partners to execute our business plan; the ability of the government of Guinea to renegotiate the agreements that govern our oil and gas exploration rights off the coast of Guinea; our ability and success in finding, developing and acquiring oil and gas reserves: our ability to respond to changes in the oil exploration and production environment, competition, and the availability of personnel in the future to support our activities.

As used herein, references to “Hyperdynamics,” “Company,” “we,” “us,” and “our” refer to Hyperdynamics Corporation and our wholly-owned subsidiaries.

Item 1.   Business

We are an emerging independent oil and gas exploration company that was incorporated in 1996 as a Delaware corporation. As described below, through our wholly-owned subsidiary, SCS Corporation, (“SCS”), we possess certain contract rights for and engage in the exploration and exploitation of oil and gas in an approximately 9,650 square mile concession off the coast of the Republic of Guinea (“Guinea”) in West Africa.  As discussed below, our rights in Guinea derive from a Hydrocarbon Production Sharing Contract (“PSC”) that we entered into in 2006 with Guinea, as amended.  Certain terms of the PSC have been modified in part by Amendment No.1 to the PSC that we entered into with the government of Guinea during March 2010 (the “PSC Amendment”), as discussed below. The PSC, as amended, was approved by the Government of Guinea through the issuance of a Presidential Decree in May 2010.

In April 2009, we entered into a transaction to sell our only oil and gas operations located in the United States, which consisted of working interests in several oil and gas properties in Northeast Louisiana.  This sale was finalized in August 2009.

As of September 28, 2010, our direct and indirect wholly-owned operating subsidiaries consisted of: (i) SCS which is engaged in oil and gas exploration activities located off the coast of Guinea, and (ii) SCS Corporation Guinea SARL (“ SCSG”), which was formed to manage the business associated with the PSC including public relations programs in Guinea.  We own 100% of SCS.  “SCS” is also the name of our business segment that is composed of our oil and gas exploration activity in Guinea.  SCSG, a Guinea limited liability company located in Conakry, Guinea, is owned 100% by SCS and is part of our SCS business segment operating in Guinea.

OPERATIONS IN THE REPUBLIC OF GUINEA

Production Sharing Contract

We have been conducting exploration work related to the area off the coast of Guinea since 2002.  On September 22, 2006, we, acting through SCS, entered into the PSC with Guinea.  Under that agreement, we were granted certain exclusive contractual rights by Guinea to explore and exploit offshore oil and gas reserves, if any, off the coast of Guinea.  We refer to the rights granted to us by Guinea as the “Concession” and to the offshore area subject to the Concession as the “Contract Area.”   We are conducting our current work in Guinea under the PSC, as amended.  The PSC was filed as an exhibit to our Current Report on Form 8-K that was filed with the Securities and Exchange Commission (the “SEC”) on September 28, 2006.

2009 Memorandum of Understanding

On September 11, 2009, we entered into a Memorandum of Understanding (MOU) with Guinea in which we agreed with the government to resolve certain issues related to the PSC.  The MOU required negotiation between the parties concerning the terms and conditions of the provisions in the PSC to ensure that such terms were consistent with the Guinea Petroleum Code and usually applicable international standards and practices.

Amendment No.1 to PSC

On March 25, 2010, we entered into the PSC Amendment with Guinea.  The PSC Amendment was signed by the Guinean Minister of Mines and Geology, Mahmoud Thiam; the Guinean Minister of Finances and Economy, Kerfala Yansane, and Ray Leonard, President and Chief Executive Officer of Hyperdynamics and SCS.  The PSC Amendment was entered into pursuant to the MOU.  The PSC Amendment provides that the parties to the MOU have fully complied with the terms of the MOU.

The PSC Amendment clarified that we retained a Contract Area of approximately 9,650 square miles, which is approximately equivalent to 30% of the original Contract Area under the PSC, following a December 31, 2009 relinquishment of approximately 70% of the original Contract Area.  The PSC Amendment requires that we relinquish an additional 25% of the retained Contract Area by September 30, 2013.  Under the terms of the PSC Amendment, the first exploration period will end and the Company will enter into the second exploration period on September 21, 2010.  The second exploration period runs until September 2013, may be renewed to September 2016 and may be extended for one (1) additional year to allow the completion of a well in process and for two (2) additional years to allow the completion of the appraisal of any discovery made. Under the PSC Amendment, we are required to drill an exploration well, which is to be commenced by the year-end 2011, to a minimum depth of 2,500 meters below seabed and to drill an additional exploration well, which is to be commenced by the end of September 2016, to a minimum depth of 2,500 meters below seabed.  The PSC Amendment requires the expenditure of $15 million on each of the exploration wells ($30 million in the aggregate).  We are also required to acquire a minimum of 2,000 square kilometers of 3D seismic by September 2013 with a minimum expenditure of $12 million. Fulfillment of work obligations exempts us from expenditure obligations and exploration work in excess of minimum work obligations for each exploration period may be carried forward to the following exploration period.

Under the PSC Amendment, Guinea may participate in development of any discovery at a participating interest of up to 15% of costs being carried for its share. The cost of that carry is to be recovered out of 62.5% of Guinea's share of cost and profit oil.  The PSC Amendment removed the right of first refusal held by us covering the relinquished acreage under the original PSC. The PSC Amendment clarified that only those eligible expenditures, which were made following the date the PSC was signed, on September 22, 2006, are eligible for cost recovery.  We are required to establish an annual training budget of $200,000 for the benefit of Guinea’s oil industry personnel, and we are also obliged to pay an annual surface tax of $2.00 per square kilometer on our retained Concession acreage.  The PSC Amendment also provides that should the Guinea government note material differences between provisions of the PSC Amendment and international standards or the Petroleum Code, the parties will renegotiate the relevant articles.

Presidential Decree

In May 2010, the government of Guinea issued a Presidential Decree approving the PSC, as amended.

Assignment of Participating Interest

 On December 4, 2009, we entered into a Sale and Purchase Agreement (“SPA”) with Dana Petroleum (E&P) Limited (“Dana”) for Dana to acquire a 23% participating interest in the PSC.  On January 28, 2010, the Company closed on the transaction with Dana assigning it a minority interest in our Concession offshore Guinea.  In connection with the closing of the transaction, we entered into an Assignment of Participating Interest (the “Assignment”) with Dana, a Deed of Assignment and Joint Operating Agreement (“JOA”).  Pursuant to the Assignment, we assigned to Dana an undivided 23% of our participating interest in the contractual interests, rights, obligations and duties under the PSC.  As required by the PSC, the Deed of Assignment was delivered as the necessary notice of the Assignment to be given to the Ministry of Mines, Energy and Hydraulics of Guinea.

As part of the obligation to bear the proportionate share of costs, the SPA required Dana to make a cash payment to us upon closing the assignment of the 23% participating interest to Dana in the amount of $ 1.7 million for Dana’s pro-rata portion of accrued expenditures associated with our marine 2D seismic data acquisition program within the Contract Area.  The $1.7 million payment was received by us on February 4, 2010 and was recorded as a reduction in the carrying value of our Concession.

The Operating Agreement appoints us as the operator for purposes of conducting oil and gas exploration and production activities within the retained Contract Area.  We share operating costs of joint operations with Dana in proportion to the parties’ respective participating interests (Hyperdynamics, 77% and Dana, 23%). An operating committee and voting procedures are established in the JOA whereby managerial and technical representatives of the Company and Dana make decisions regarding joint operations, exploration and appraisal of commercial discoveries, and the disposition of commercial production.  The JOA places restrictions upon the transfer of the parties’ respective participating interests in the form of a right of first purchase that is triggered by a proposed transfer or certain changes in control of us or Dana.

In May 2010, we received an administrative order from the Ministry of Mines and Geology of Guinea, referred to as an arrêté, confirming the Guinea government’s approval of the assignment of a 23% participating interest in the PSC, as amended, to Dana.  On May 20, 2010, we received a payment of $19.6 million in cash from Dana as payment for the assigned 23% participating interest in the contractual interests, rights, obligations and duties under the PSC, as amended.

Repsol Letter of Intent

On January 29, 2010, we entered into an Amendment to the Agreement for Exclusive Dealing and Letter of Intent (“Amended LOI”) with Repsol Exploracion, S.A., (“Repsol”). This Amended LOI extended the term of the Agreement for Exclusive Dealing and Letter of Intent (“Original LOI”) that was entered into between the parties on November 26, 2009, from January 31, 2010 until March 11, 2010, which date has not been further extended.  The Original LOI contemplated the prospective acquisition by Repsol of an undivided 37% participation interest in our Concession off the coast of Guinea.

Under the provisions of the Original LOI, Repsol committed to make certain seismic acquisition payments to us upon the closing of the assignment of a 37% participating interest in the Concession.  Under and for the consideration of the Amended LOI, Repsol paid $2.7 million to us, representing Repsol’s pro-rata share of work preformed to date under the Marine 2D Seismic Data Acquisition Services Agreement with Bergen Oilfield Services (“BOS Agreement”).  The $2.7 million payment was received by us on February 11, 2010. In addition, following our delivery of an invoice to Repsol for subsequent work performed under the BOS Agreement, Repsol paid its pro-rata share of such invoice, which was approximately $1.0 million.  These payments totaling $3.7 million which also represented consideration paid by Repsol for extending the LOI to March 11, 2010, were recorded as a reduction in the carrying value of our Guinea concession. Under the LOI we were not required to reimburse any payments to Repsol upon the LOI expiry on March 11, 2010 and Repsol has no continuing rights to acquire a participation interest.

PGS Geophysical AS, Norway

On June 11, 2010, we entered into an Agreement for the Supply of Marine Seismic Data (“3D Seismic Contract”) with PGS Geophysical AS, Norway (“PGS”).  Under the terms of the 3D Seismic Contract PGS agreed to conduct the acquisition phase of a 3,635 square kilometer 3D seismic survey of the area that is subject to our rights, or concession, to explore and exploit offshore oil and gas reserves off the coast of Guinea.  The intended purpose of the 3D seismic survey is to obtain detailed imaging of the multiple prospects which were identified from our prior 2D seismic data of the concession.

Under the terms of the 3D Seismic Contract, PGS has agreed to carry out the survey in two separate portions that commenced in August 2010.  The cost of the survey under the 3D Seismic Contract is estimated to be $21.0 million, including mobilization and demobilization expenses.

In addition, we have contracted with PGS to process the data from the 3D seismic survey.  The seismic data processing is expected to cost about $2.5 million and to be completed by the end of the first Quarter of 2011.

Exploration Strategies and Work to Date

Our business plan incorporates a multi-channel approach to exploring and developing our Contract Area under the PSC, as amended.  We will continue independently to develop and evaluate drilling targets and ultimately to implement a drilling program on one or more of our targets.  Simultaneously, we intend to seek additional exploration participants to work with us on all or parts of the Concession, including conducting exploratory drilling and production in the Contract Area. We expect that entering into these joint operating relationships would entail transferring a portion of our interest in the Concession to such participant.

From the inception of our involvement in Guinea beginning in 2002, we, in conjunction with certain key vendors, have accomplished critical exploration work including:

•	a 1,000 kilometer 2D seismic data shoot, the processing of the seismic data acquired, and the evaluation of that data and data that had been acquired in the past;

•	a 4,000 kilometer 2D seismic data shoot, the processing of the seismic data acquired, and the evaluation of that data and data that had been acquired in the past;

•	acquisition and geochemical analysis of core samples from the Contract Area and a satellite seeps study;

•	third party interpretation and analysis of our seismic data, performed by Petroleum Geo Services (PGS);

•	reconnaissance within Guinea to evaluate drilling infrastructure, support services, and the operating environment;

•	a 2,800 kilometer 2D seismic data shoot, the processing of the seismic data acquired, and the evaluation of that data and data that had been acquired in the past;

•	an oil seep study performed by TDI Brooks; and

•	a 10,400 kilometer 2D seismic data shoot, the processing of the seismic data acquired, and the evaluation of that data.

In 2009, we sold our oil and gas operations located in the United States.  We account for this as a discontinued operation.

We have no source of operating revenue and there is no assurance when we will, if ever.  We have limited cash and require substantial additional funds to fulfill our business plans.  Our operating plan within the next 12 months includes the following:

•  Obtaining funds and completing technical work and planning with Dana and our prospective participants in the Concession to drill offshore Guinea in late 2011.

•  Acquiring, processing and interpreting a 3D seismic survey to allow identification of one or more proposed drilling locations.

•  Adding one or more additional PSC participants to operate and help fund our search for oil and gas deposits on our Guinea concession.  We expect that adding a PSC participant will include the assignment of a portion of our interest in the Concession to such participant.

Political Climate and Social Responsibility in Guinea

Our wholly-owned subsidiary SCSG was established in 2005.  SCSG’s results are included in the SCS operating segment.  SCSG maintains a visible in-country presence and conducts public relations programs to educate the Guinea people and its government about the importance of their petroleum resources and our role in helping Guinea realize the benefits from exploiting these resources.  As part of the public relations program, SCSG makes donations to projects which improve conditions in villages, to non-governmental organizations, to schools, and to religious organizations in order to support these efforts as well as to cultivate positive public sentiment towards Hyperdynamics in Guinea.  Guinea is an emerging democracy, and it has unique social, political, and economic challenges.  Public opinion strongly influences the political decision-making process.  Therefore, our public relations and social programs support a strategy to maintain a corporate image for us in Guinea.

There are significant risks associated with operating in Guinea.  See Item 1A.  Risk Factors.

DESCRIPTION OF OIL AND GAS PROPERTIES

The Contract Area for the Concession is represented on the below map and, as indicated above, consists of an area of approximately 9,650 square miles.

Sale of Oil and Gas Properties

In April 2009, we entered into a transaction to sell our oil and gas operations located in the United States, which consisted of working interests in several oil and gas properties in Northeast Louisiana.  Due to the structure of the agreement, the transaction was accounted for as three separate sales.  The first two sales were completed in May 2009, and included the sale of all of our working interests associated with proved reserves.  The third sale was completed in August 2009.  As a result of the sale of our oil and gas operations in the United States, at June 30, 2010, we did not have, nor do we currently have, any proved reserves or producing properties.

Reserves Reported To Other Agencies

We have not reported any estimates of proved or probable net oil or gas reserves to any federal authority or agency since July 1, 2008.

Production

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

As a result of the April 2009 sale of our oil and gas operations located in the United States, we currently have no producing properties.

	2010	2009	2008
United States
Barrels of oil sold
Gross	-	55,446	43,457
Net	-	34,770	28,197
Sales price per barrel	$-	$68.94	$101.72

Production cost per barrel	$-	$38.28	$92.35

Delivery Commitments

We currently have no existing contracts or agreements obligating us to provide a fixed or determinable quantity of oil or gas in the future

 Employees and Independent Contractors

As of September 3, 2010, we have 20 full time employees based in the United States and approximately 20 independent contractors in Guinea. Additionally, we use independent contractors in the United States to help manage fixed overhead expenses.  No employees are represented by a union.

Competition

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

Productive Wells and Acreage; Undeveloped Acreage

We currently do not have any productive oil or gas wells, and do not have any developed acres (i.e. acres spaced or assignable to productive wells).  The following table sets forth undeveloped acreage that we held as of June 30, 2010:

	Undeveloped Acreage (1)(2)
	Gross Acres	Net Acres
Foreign
Offshore Guinea	6,176,000	4,755,520
Total	6,176,000	4,755,520

(1)
A gross acre is an acre in which a working interest is owned. A net acre is deemed to exist when the sum of fractional ownership working or participation interests in gross acres equals one. The number of net acres is the sum of the fractional working interests owned in gross acres expressed as whole numbers and fractions thereof. Undeveloped acreage is considered to be those leased acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of crude oil and natural gas regardless of whether or not such acreage contains proved reserves.

(2)	One square mile equals 640 acres. Our Contract Area is approximately 9,650 square miles. We have a 77% working interest in this contract area.

Drilling Activity

The following table sets forth, for each of the years ended June 30, 2010, 2009, and 2008, the number of net exploratory and development wells we drilled.  An exploratory well is a well drilled to find and produce crude oil or natural gas in an unproved area, to find a new reservoir in a field previously found to be productive of crude oil or natural gas in another reservoir, or to extend a known reservoir.  A development well, for purposes of the following table, is a well drilled within the proved area of a crude oil or natural gas reservoir to the depth of a stratigraphic horizon known to be productive.  The number of wells drilled refers to the number of wells completed at any time during the relevant fiscal year, regardless of when drilling was initiated.  Completion refers to the installation of permanent equipment for the production of crude oil or natural gas, or in the case of a dry hole, to the reporting of abandonment to the appropriate agency.

	Net Exploratory Wells				Net Development Wells
	Productive (1)		Dry (2)		Productive (1)		Dry (2)
	US	Int'l	US	Int'l	US	Int'l	US	Int'l
June 30, 2010	-	-	-	-	-	-	-	-
June 30, 2009	-	-	-	-	-	-	-	-
June 30, 2008	-	-	2	-	1	-	-	-

(1)	A productive well is an exploratory or development well that is not a dry hole.

A dry hole is an exploratory or development well determined to be incapable of producing either crude oil or natural gas in sufficient quantities to justify completion as an oil or gas well.

Geographical Information

The following table sets out certain geographical information about our operations in Guinea:

	June 30,	June 30,
	2010	2009

Revenues	-	-
Long-lived assets related to Guinea	$339,000	$7,764,000

Long-lived assets include our investment in the Concession offshore Guinea as well as fixed assets.  The seismic data we have collected and our geological and geophysical work product are maintained in our offices in the United States.  During the 2010 period, we sold a 23% interest in the Concession to Dana Petroleum. This sale was recognized in May 2010 and the $19.6 million proceeds received exceeded the amount of our investment in Guinea as of that date, resulting in the investment being reduced to zero, with a $2,955,000 gain being recognized. Investment in the Concession of $92,000 was incurred in June 2010 after the investment was reduced to zero in May 2010.

Cost of Compliance with Environmental Laws

Environmental laws have not materially hindered nor adversely affected our business. Capital expenditures relating to environmental control facilities have not been prohibitive to our operations.  We believe we are in compliance with all applicable environmental laws.

Available Information

We are currently subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  We file periodic reports, proxy materials and other information with the SEC.  In addition, we expect to furnish stockholders with annual reports containing audited financial statements certified by our independent registered public accounting firm and interim reports containing unaudited financial information as may be necessary or desirable.  We will provide without charge to each person who receives a copy of this report, upon written or oral request, a copy of any information that is incorporated by reference in this report (not including exhibits to the information that is incorporated by reference unless the exhibits are themselves specifically incorporated by reference).  Such request should be directed to: Jason Davis, Hyperdynamics Corporation, 12012 Wickchester Lane, #475, Houston, Texas 77079, voice: (713) 353-9400, fax: (713) 353-9421. Our website Internet address is www.hyperdynamics.com.

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

We conduct business in Guinea, which is in a region of the world where there have been recent civil wars, revolutions, coup d’états and internecine conflicts.  In July 2010, a democratic election was held that identified two main candidates for a run-off election that is expected to be held on October 10, 2010. External or internal political forces in Guinea could potentially create a political or military climate that might cause a change in political leadership, the outbreak of hostilities, or civil unrest.  Such uncertainties could result in our having to cease our Guinea operations and result in the loss or delay of our rights under the PSC, as amended.

Further, we face political and economic risks and other uncertainties with respect to our operations, which may include, among other things:

•	loss of property and equipment as a result of hazards such as expropriation, war, acts of terrorism, insurrection and other political risks;

•	increases in taxes and governmental royalties;

•	unilateral renegotiation of contracts by governmental entities;

•	difficulties enforcing our rights against a governmental agency because of the doctrine of sovereign immunity and foreign sovereignty over international operations;

•	changes in laws and policies governing operations of foreign-based companies; and

•	currency restrictions and exchange rate fluctuations.

Our operations in Guinea may also be adversely affected by laws and policies of the United States affecting foreign trade and taxation.  Realization of any of these factors could materially and adversely affect our business plan, financial position, results of operations and future cash flows.

We have a history of losses and negative cash flow that we expect to continue in the near term.  We will require substantial additional funding in the near term which may not be available to us on acceptable terms or at all; if we cannot obtain additional financing, we may have to curtail operations and may ultimately cease to exist.

Our financial statements reflect recurring, ongoing and substantial yearly net losses, and negative cash flows from operations. We need additional funding or alternative sources of capital to meet our working capital needs.  We have previously raised capital by selling common stock and warrants, issuing convertible debentures and using a previously available equity line of credit which expired in February 2009.  Our management does not believe that existing cash resources will be sufficient to enable us to execute our business plan over the next twelve months and that we will need to raise substantial additional capital or obtain funding through a strategic relationship in the near term in order to do so.  However, future financing or strategic alliances may not be available in amounts or on terms acceptable to us, if at all. If we cannot raise funds on acceptable terms, we will not be able to execute our business plan, and we may be forced to curtail operations and may ultimately cease to exist.

We may not be able to meet our substantial capital requirements to conduct our operations and achieve our business plan.

Our business is capital intensive.  We must invest a significant amount in development and exploration activities.  We are currently making and intend to continue to make substantial capital expenditures to find, develop and produce natural gas and oil reserves.  We currently have no operating revenue.  If we do not obtain capital resources, we may not be able to meet the obligations under the PSC, as amended – thus surrendering the Contract Area.  The Contract Area is our single most important asset and its loss would result in a substantial decrease in our ability to eventually become a revenue-generating company.  Even if we acquire sufficient financing to meet the obligations under the PSC, as amended, we may not be able to raise or expend the capital necessary to undertake or complete future drilling programs or acquisition opportunities unless we raise additional funds through debt or equity financings, which may not be available on acceptable terms to us or at all.  We may not be able to obtain debt or equity financing or enter into and complete one or more strategic relationships with an industry partner to meet our capital requirements on acceptable terms, if at all.  Moreover, our future cash flow from operations may not be sufficient for continued exploration, development or acquisition activities, and we may not be able to obtain the necessary funds from other sources.

With the completion of the sale of our domestic oil and gas properties in August 2009, we are strictly in the exploration phase, and we have no petroleum reserves.  We expect to continue to incur significant expenses over the next several years with our operations, including further 3D seismic studies and exploratory drilling.  Based on the exploration results to date, we anticipate that the cost per commercial well, if further results justify attempts at commercial drilling, would range from US$30 million each (shallow water prospects) to approximately US$100 million each (deepwater prospects).

The PSC, as amended is subject to renegotiation under certain conditions, which may have an adverse impact upon our operations and profitability.

The PSC Amendment provides that should the government of Guinea note material differences between provisions of the PSC Amendment and international standards or the Guinea Petroleum Code, the parties will renegotiate the relevant articles.  If the government of Guinea identifies materials differences between the PSC Amendment’s provisions and international standards or the Guinea Petroleum Code, there is no assurance that we will be able to negotiate an acceptable modification to the PSC Amendment.  If the parties are not successful in renegotiating the relevant articles of the PSC Amendment, the parties may be required to submit the matter to international arbitration.  There is no assurance that any arbitration would be successful or otherwise lead to articles that are more favorable to us than the present articles.  Therefore, the results of such negotiations or arbitration could be unfavorable to us and, as a result, could have a material adverse effect on our business plan, financial position, results of operations and future cash flows.

Our Concession or obligations under the PSC, as amended, could be adversely affected by Guinea’s political uncertainties.

Guinea has faced and continues to face political, economic and social uncertainties which are beyond our control.  Maintaining a good working relationship with the Guinean government is important because the Concession is granted under the terms of the PSC, as amended, with the Guinean government.  A presidential election was conducted in Guinea in July 2010 and a run-off election is scheduled for October 10, 2010.  While we intend to maintain a positive working relationship with the Guinean government, we cannot predict whether the run-off election will occur as scheduled, or the impact that the run-off election will have on our relationship.  A change in leadership could result in political instability or substantial changes in government policies which could have a material adverse effect on our business plan, financial position, results of operations and future cash flows.

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

Our past losses raise doubt about our ability to continue as a going concern.

The Consolidated Financial Statements contained in our report on Form 10-K for the year ended June 30, 2010 have been prepared assuming we will continue as a going concern.  We have incurred losses since inception, resulting in cumulative losses of $75,624,000 through June 30, 2010.   We have historically been able to raise capital from debt, equity or industry sources to finance our activities, but there is no assurance we will be able to do so in the future, or that any capital raises will be on terms favorable to us.  There is substantial doubt about our ability to continue as a going concern, as discussed in Note # 2 to the Consolidated Financial Statements of this Annual Report on Form 10-K, for the fiscal year ended June 30, 2010.  The Consolidated Financial Statements do not include any adjustments that might result from the outcome of this uncertainty.

Our ability to continue as a going concernis dependent on our ability to raise capital.

Our growth is dependent on our raising capital through the sale of equity or debt or our ability to attract a joint operating or financial participant for the Concession.  There is no assurance that we will be able to raise any equity or debt financing or that we will be able to attract a joint operating or financial participant to invest in our Guinea Concession.  We expect that entering into these relationships would entail transferring a portion of our interest in the Concession to such partner.  Future events may make it difficult for us to raise capital.  To raise capital, we may sell equity or debt securities or obtain financing through a bank or other entity.  There is no limit as to the amount of debt we may incur.  Such financing may not be available to us or may not be available on terms acceptable to us.  If we raise funds through the issuance of equity, there may be a significant dilution in the value of our currently outstanding common stock.

 We do not have reserve reports for the Concession and our expectations as to oil and gas reserves are uncertain and may vary substantially from any actual production.

We do not have any reserve reports for the Concession.  A reserve report is the estimated quantities of oil and gas based on reports prepared by third party reserve engineers.  Reserve reporting is a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact manner.  Because we do not have any reserve reports for the Concession, our expectations as to oil and gas reserves are uncertain and may vary substantially from any actual production.

We have no ability to control the prices that we may receive for oil and gas.  Oil and gas prices are volatile and a substantial or extended decline in prices could adversely affect our financial condition, liquidity, ability to obtain financing and future operating results.

We have no source of revenue at this time.  Our financial condition is based solely on our ability to sell equity or debt securities to investors or enter into a joint operating or similar strategic relationship with an industry participant, sell interests related to the Concession or borrow funds.  We expect that entering into these joint operating or similar relationships would entail transferring a portion of our interest in the Concession to such partner.  Such investors would consider the price of oil in making an investment decision.  Declines in oil and gas prices may adversely affect our financial condition, liquidity, ability to obtain financing and operating results. Low oil and gas prices also may reduce the amount of oil and gas that we could produce economically. Low oil and gas prices in the future could have a negative effect on our future financial results.  Historically, oil and gas prices and markets have been volatile, with prices fluctuating widely, and they are likely to continue to be volatile. Prices for oil and gas are subject to wide fluctuations in response to relatively minor changes in supply and demand, market uncertainty and a variety of additional factors that are beyond our control.  These factors include:

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

Investment in the oil and gas business is risky, and there is no assurance we will be successful in discovering oil and gas.

Oil and gas exploration and development are inherently speculative activities.  There is no certain method to determine whether a given lease or concession will produce oil or gas or yield oil or gas in sufficient quantities and quality to result in commercial production.  The development of a lease or concession may result in dry holes or in the discovery of oil or gas that is not commercially feasible to produce.  There is no guarantee that we may find oil or gas in commercial quantities.  There is no guarantee that a producing asset will continue to produce. Because of the high degree of risk involved, there can be no assurance that we will recover any portion of our investment or that our investment in leases will be profitable.

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

Oil and gas operations in Guinea may be subject to extensive government regulation and to interruption or termination by governmental authorities on account of ecological and other considerations.  It is impossible to predict future government proposals that might be enacted into law and the effect they might have on us.  Restrictions on oil and gas activities, such as production restrictions, price controls, tax increases and pollution and environmental controls may have material adverse effect on our financial condition, results of operations and future cash flows.

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

Our operations may be  subject to numerous stringent and complex laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of remedial requirements, and the imposition of injunctions to force future compliance.

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

We do not currently have the financial resources to drill offshore Guinea.  Absent raising additional capital or completing further assignments of a participating interest in our Concession or entering into a joint operating or similar arrangement, we will not be able to conduct drilling operations offshore Guinea.  There is no assurance that capital will be available in the future to us or that capital will be available under terms acceptable to us.  We will need to raise additional money, either through the sale of equity securities (which could dilute the existing stockholders' interest), through the entering of joint operating or similar agreements (which, while limiting our risk, could reduce our ownership interest in the Concession), or from borrowings from third parties (which could result in our assets being pledged as collateral and which would add debt service requirements).

Additional capital could be obtained from a combination of funding sources, many of which could have a material adverse effect on our business, results of operations and financial condition. These potential funding sources and the potential adverse effects attributable thereto, include:

•	additional offerings of equity securities, which will dilute the percentage ownership interest of our stockholders;

•	sales or assignments of interests in the Concession and exploration program, which would reduce any future revenues from that program;

•	borrowings from financial institutions, which may subject us to certain restrictive covenants, including covenants restricting our ability to raise additional capital or pay dividends;

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

It is difficult to quantify the amount of financing we may need to fund our business plan.  The amount of funding we may need in the future depends on various factors such as:

•	our financial position;

•	the prevailing market price of natural gas and oil;

•	the lead time required to bring any discoveries to production; and

•	the cost of additional exploration and drilling.

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

We are currently involved in various lawsuits, including claims involving breaches of fiduciary duties and environmental cleanup costs as described in Item 3 of this Annual Report on this Form 10-K for the fiscal year ended June 30, 2010.  The outcome of litigation is difficult to assess or quantify, and we cannot predict how it will impact us; however the costs related to litigation could subject us to substantial legal expenses.

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

The successful implementation of our business strategy is highly dependent on our management team and certain key geoscientists, geologists, engineers and other professionals engaged by us.  The loss of key members of our management team or other highly qualified technical professionals could adversely affect our ability to effectively manage our overall operations or successfully execute current or future business strategies which may have a material adverse effect on our business, financial condition and operating results.

We depend on oil and gas industry vendors and may not be able to obtain adequate services.

We are dependent on industry vendors for the success of our oil and gas exploration projects. We could be harmed if we fail to attract quality industry vendors to participate in our exploration and production activities.

We may experience potential fluctuations in results of operations.

Our future revenues, if any, may be affected by a variety of factors, many of which are outside our control, including (a) the success of project results; (b) swings in availability of drilling services needed to implement projects and the pricing of such services; (c) a volatile oil and gas pricing market which may make certain projects that we undertake uneconomical; (d) our ability to attract qualified employees and consultants; and (e) the amount and timing of operating costs and capital expenditures relating to conducting our business operations and infrastructure. As a result of our limited operating history and the emerging nature of our business plan, it is difficult to forecast revenues or earnings accurately, which may fluctuate significantly from quarter to quarter.

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

Shareholders could incur negative impact due to the expiration of a lock-up on a significant percentage of our outstanding shares of common stock, or the exercise of options and warrants.

Approximately 13,400,000 shares of our common stock and warrants to purchase 3,980,000 shares of our common stock are subject to a contractual prohibition, or “lock-up,” preventing the sale of such shares that expires on April 21, 2011. Upon the expiration of the “lock-up”, the shares may become eligible for immediate resale.  In the event that a substantial number of these shares are offered for sale in the market, the market price of our common stock could be adversely affected.

Our management controls a significant percentage of our current outstanding common stock; their interests may conflict with those of our shareholders.

Our Directors and Executive Officers and their affiliates collectively and beneficially own or control approximately 6% of our voting power (including stock, warrants and options).  This concentration of voting control gives our Directors and Executive Officers and their respective affiliates substantial influence over any matters which require a shareholder vote, including, without limitation, the election of Directors, even if their interests may conflict with those of other shareholders. It could also have the effect of delaying or preventing a change in control of or otherwise discouraging a potential acquirer from attempting to obtain control of us.  This could have a material adverse effect on the market price of our common stock or prevent our shareholders from realizing a premium over the then prevailing market prices for their shares of common stock.

Our stock price is highly volatile, and you may lose some or all of your investment.

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

We have never paid, and do not intend to pay, any cash dividends on our common stock for the foreseeable future. The payment of cash dividends in the future, if any, will be at the discretion of our board of directors and will depend upon such factors as restrictions contained in future financing facilities, earnings levels, capital requirements, our overall financial condition, and any other factors deemed relevant by our board of directors. A purchaser of our common stock, in all likelihood, will only realize a profit on their investment if the market price of our common stock increases in value.

Sales of substantial amounts of our common stock in the public market could harm the market price of our common stock.

The sale of substantial amounts of our shares (including shares issuable upon exercise of outstanding options and warrants to purchase our common stock) may cause substantial fluctuations in the price of our common stock.  Because investors may be more reluctant to purchase shares of our common or preferred stock following substantial sales or issuances, the sale of shares in an offering could impair our ability to raise capital in the near term.

Your percentage ownership in us may be diluted by future issuances of capital stock, which could reduce your influence over matters on which stockholders vote.

Our board of directors has the authority, without action or vote of our stockholders, to issue all or any part of our authorized but unissued shares of common stock, including shares issuable upon the exercise of options or under equity based incentive plans, or shares of our authorized but unissued preferred stock. Issuances of common stock or voting preferred stock would reduce your influence over matters on which our stockholders vote, and, in the case of issuances of preferred stock, likely would result in your interest in us being subject to the prior rights of holders of that preferred stock.

Item 1B.  Unresolved Staff Comments

None.

Item 2. Properties

Information on Oil and Gas Properties is included in Item 1. Business above in this Annual Report on Form 10-K.

In March 2010, our executive and administrative offices moved from One Sugar Creek Center Blvd., #125, Sugar Land, Texas, 77478 to our current location at 12012 Wickchester Lane, Suite 475, Houston, Texas 77079 where we lease 11,648 square feet of space pursuant to a lease agreement with a 60 month term.

The new lease agreement is for 60 months beginning on March 1, 2010, the date the Company took possession of the property.  We are obligated to make the following base rental payments: (i) $0.00 per month during months 1 – 9; (ii) $17,472 per month during months 10 – 12; (iii) $17,957 per month during months 13 – 24; (iv) $19,413 per month during months 25 – 36; (v) $21,354 per month during months 37 – 48; and (vi) $24,266 per month during months 49 – 60.

In addition to the base rent, we are also responsible for the pro-rata share (10.664%) of excess operating expenses in connection with the property. We also paid a security deposit of $50,000 at the time of execution of the new lease agreement of which $35,000 is expected to be refunded at the end of February 2012, subject to certain conditions.

  Item 3. Legal Proceedings

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

The Georgia Court of Appeals rejected our appeal of the trial court’s order dismissing the non-Georgia defendants because it was not a “final order,” though it was in effect as to the dismissed defendants. The Court of Appeals’ action returned the case to the trial court where a Motion for Reconsideration was filed due to a dramatic change in the law of personal jurisdiction in Georgia. (See Innovative Clinical & Consulting v. First National Bank of Ames, 279 Ga. 672 (2005).) The Georgia Court of Appeals reversed the trial court in July, 2010 and held that jurisdiction existed. The defendants affected by this ruling have sought review by the Georgia Supreme Court.  We have determined that the possibility of loss is remote and has not recorded a potential liability.

Raymond Thomas et al v. Ashley Investment et al and Wilburn L. Atkins and Malcolm L. Mason Jr. vs. BP America Production et al

Trendsetter Production Company was named in two separate lawsuits, Raymond Thomas et al v. Ashley Investment et al and Wilburn L. Atkins and Malcolm L. Mason Jr. vs. BP America Production et al, Nos. 38,839 and 41,913-B, respectively, “C”, 5th  Judicial District Court, Parish of Richland, State of Louisiana. These cases are environmental cleanup cases involving wells operated by Trendsetter prior to our acquisition of the company. These cases are in the early discovery stage and our attorneys are developing strategies to defend the suits. We believe losses from these cases are possible; however, the loss or range of loss cannot be reasonably estimated.

Item 4. Submission of Matters to a Vote of Securities Holders

None.

PART II

  Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock is traded on the NYSE Amex (formerly known as the American Stock Exchange) under the trading symbol “HDY.” The following table sets forth the quarterly high and low sales prices per share for our common stock, as reported by the NYSE Amex.

	High	Low
Fiscal 2010
Fourth Quarter	$1.65	$0.92
Third Quarter	1.42	0.65
Second Quarter	1.85	0.79
First Quarter	1.92	0.38

Fiscal 2009
Fourth Quarter	$0.71	$0.23
Third Quarter	0.75	0.27
Second Quarter	1.25	0.40
First Quarter	1.95	1.13

September 23, 2010, the last price for our common stock as reported by the NYSE Amex was $1.94 per share. On September 23, 2010, there were approximately 222 stockholders of record of the common stock.

Agreement with Certain Stockholders

On July 21, 2010, we entered into two agreements (the “Letter Agreements”) with certain holders of our Common Stock in which an aggregate of 13,400,000 shares of Common Stock and Warrants to purchase an aggregate of 3,980,000 shares of Common Stock that are owned by the holders (the shares of Common Stock and shares of Common Stock underlying the Warrants are collectively referred to as the “Securities”) will be subject to certain lock-up restrictions.  The holders have agreed that, during the period beginning on July 21, 2010, and ending nine months later on April 21, 2011 (the “Restriction Period”), except under certain circumstances discussed below and identified in the Letter Agreements, without our written consent, they will not (i) sell, offer to sell, contract to agree to sell, hypothecate, hedge, pledge, grant any option to purchase, make any short sale or otherwise dispose of or agree to dispose of, directly or indirectly, any of the 13,400,000 shares of Common Stock held by them or the 3,980,000 shares that may be acquired pursuant to exercise of the Warrants, or any of the 3,980,000 Warrants or (ii) enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of any of these Securities, whether any such transaction is to be settled by delivery of such Securities, in cash or otherwise.  During the Restriction Period (i) 15 percent of the locked-up shares will be released from the lock-up if the stock price reaches $3 a share for five consecutive trading days, (ii) 50 percent will be released if the price reaches $5 a share for five days, and (iii) 100 percent will be released if the stock price reaches $9 a share for the same period.  Under the terms of the Letter Agreements, the holders also agreed to donate an aggregate of 2,000,000 shares of Common Stock and Warrants to purchase an aggregate of 1,000,000 shares of Common Stock to the American Friends of Guinea, a charitable organization with which the Company is working to provide support to the people of Guinea.  The agreement entered into between the Company and the holders dated September 29, 2009 is terminated under the terms of the Letter Agreements.

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

Equity Compensation Plan Information

The following table gives aggregate information under all equity compensation plans of Hyperdynamics as of June 30, 2010.

Equity Compensation Plan Information
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A)
	A	B	C
Equity compensation plans approved by security holders	7,948,760	$0.91	3,851,000
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	7,948,760	$0.91	3,851,000

The Stock and Stock Option Plan (the “1997 Plan”) of Hyperdynamics was adopted May 7, 1997 and amended on December 3, 2001, on January 21, 2005, and on February 20, 2008.  The total number of shares authorized under the Plan, as amended, was 14,000,000. The Board terminated the 1997 Plan effective upon approval of the 2010 Plan by our stockholders as discussed below.

Our 2008 Restricted Stock Award Plan (the “2008 Plan”) was adopted on February 20, 2008.  The total number of shares authorized under the 2008 Plan was 3,000,000.  The Board terminated the 2008 Plan effective upon approval of the 2010 Plan by our stockholders as discussed below.

On February 18, 2010, at our annual meeting of stockholders, we adopted the 2010 Equity Incentive Plan (the “2010 Plan”). In conjunction with the approval of the 2010 Plan at the annual meeting, the 1997 Plan and 2008 Plan were terminated as of February 18, 2010. The 2010 Plan provides for the grants of shares of common stock or incentive stock options and/or nonqualified stock options to purchase our common stock or restricted stock to selected employees, directors, officers, agents, consultants, attorneys, vendors and advisors of ours’ or of any parent or subsidiary thereof. Shares of common stock, options, or restricted stock can only be granted under this plan within 10 years from the effective date of February 18, 2010. A maximum of 5,000,000 shares are issuable under the 2010 Plan.

The 2010 Plan provides a means to attract and retain the services of participants and also to provide added incentive to such persons by encouraging stock ownership in the Company. Plan grants are administered by the Compensation Committee, which has substantial discretion to determine which recipients, amounts, time, price, exercise terms and restrictions, if any.

The following table provides a reconciliation of the securities remaining available for issuance as of June 30, 2010 under the Plans.

	1997 Plan	2008 Plan	2010 Plan	All Plans
Shares available for issuance, June 30, 2009	11,568,870	3,000,000	-	14,568,870
Increase in shares issuable	-	-	5,000,000	5,000,000
Shares issued	(6,365,000)	-	(1,149,000)	(7,514,000)
Previously issued shares cancelled or expired	1,564,947	-	-	1,564,947
Plan termination of remaining unissued shares	(6,768,817)	(3,000,000)	-	(9,768,817)
Shares available for issuance, June 30, 2010	-	-	3,851,000	3,851,000

The purpose of the Plans are to further our interest, and the interest of our subsidiaries and our stockholders by providing incentives in the form of stock or stock options to key employees, consultants, directors, and vendors who contribute materially to our success and profitability. We believe that our future success will depend in part on our continued ability to attract and retain highly qualified personnel as employees, independent consultants, and directors. The issuance of stock and grants of options and warrants will recognize and reward outstanding individual performances and contributions and will give such persons a proprietary interest in us, thus enhancing their personal interest in our continued success and progress. We pay wages, salaries, and consulting rates that we believe are competitive. We use the 2010 Plan to augment our compensation packages.

Item 6 Selected Financial Data

Not applicable.

Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION

We are including the following cautionary statement to make applicable and take advantage of the safe harbor provision of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by us, or on our behalf.  This Annual Report on Form 10-K contains forward-looking statements.  Forward-looking statements include statements concerning plans, objectives, goals, strategies, expectations, future events or performance and underlying assumptions and other statements which are other than statements of historical facts.  Certain statements contained herein are forward-looking statements and, accordingly, involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements.  Our expectations, beliefs and projections are expressed in good faith and are believed by us to have a reasonable basis, including without limitations, management's examination of historical operating trends, data contained in our records and other data available from third parties, but there can be no assurance that management's expectations, beliefs or projections will result or be achieved or accomplished.  In addition to other factors and matters discussed elsewhere herein and the risks discussed in Item 1A.  Risk Factors, the following are important factors that, in our view, could cause actual results to differ materially from those discussed in the forward-looking statements: geopolitical instability where we operate; the availability of additional financing and, if available, on terms and conditions acceptable to us; our ability to meet our substantial capital needs; our ability to raise sufficient capital and/or enter into one or more strategic relationships with one or more industry partners to execute our business plan; the ability of the government of Guinea to renegotiate the agreements that govern our oil and gas exploration rights off the coast of Guinea; our ability and success in finding, developing and acquiring oil and gas reserves; our ability to respond to changes in the oil exploration and production environment, competition, and the availability of personnel in the future to support our activities.

Overview

Our corporate mission is to provide energy for the future by exploring for, developing new, and re-establishing pre-existing sources of energy worldwide.  We are currently exploring for oil and gas offshore Guinea, West Africa.

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

Our operating plan within the next 12 months includes the following:

•  Obtaining funds and completing technical work and planning with Dana and prospective participants in our concession to drill offshore Guinea in late 2011.

•  Acquiring, processing and interpreting the 3D seismic survey which began in August 2010. This will allow for identification of one or more proposed drilling locations.

•  Adding one or more additional PSC participants to operate and help fund our search for oil and gas deposits on our Guinea Concession. We expect that adding a PSC participant will include the assignment of a portion of our interest in the Concession to such participant.

Assignment of Participating Interest

On December 4, 2009, we entered into a Sale and Purchase Agreement (“SPA”) with Dana Petroleum (E&P) Limited (“Dana”) for Dana to acquire a 23% participation interest in the PSC.  On January 28, 2010, the Company closed on the transaction with Dana assigning it a minority interest in our Concession offshore Guinea.  In connection with the closing of the transaction, we entered into an Assignment of Participating Interest (the “Assignment”) with Dana, a Deed of Assignment and Joint Operating Agreement (JOA).  Pursuant to the Assignment, we assigned to Dana an undivided 23% of our participating interest in the contractual interests, rights, obligations and duties under the PSC.  As required by the PSC, the Deed of Assignment was delivered as the necessary notice of the Assignment to be given to the Ministry of Mines, Energy and Hydraulics of Guinea.

As part of the obligation to bear the proportionate share of costs, the SPA required Dana to make a cash payment to us upon closing the assignment of the 23% participating interest to Dana in the amount of $ 1.7 million for Dana’s pro-rata portion of accrued expenditures associated with our marine 2D seismic data acquisition program within the Contract Area.  The $1.7 million payment was received by us on February 4, 2010 and was recorded as a reduction in the carrying value of our Concession.

The Operating Agreement appoints us as the operator for purposes of conducting oil and gas exploration and production activities within the retained Contract Area.  We share operating costs of joint operations with Dana in proportion to the parties’ respective participating interests (Hyperdynamics, 77%; Dana, 23%). An operating committee and voting procedures are established in the JOA whereby managerial and technical representatives of the Company and Dana make decisions regarding joint operations, exploration and appraisal of commercial discoveries, and the disposition of commercial production.  The JOA places restrictions upon the transfer of the parties’ respective participating interests in the form of a right of first purchase that is triggered by a proposed transfer or certain changes in control of us or Dana.

In May 2010, we received an administrative order from the Ministry of Mines and Geology of Guinea, referred to as an arrêté, confirming the Guinea government’s approval of the assignment of a 23% participating interest in the PSC, as amended, to Dana.  On May 20, 2010, we received a payment of $19.6 million in cash from Dana, which was recorded as a reduction in the carrying value of our Guinea Concession, as payment for the assigned 23% participating interest in the contractual interests, rights, obligations and duties under the PSC, as amended.

Repsol Letter of Intent

On January 29, 2010, we entered into an Amendment to the Agreement for Exclusive Dealing and Letter of Intent (“Amended LOI”) with Repsol Exploracion, S.A., (“Repsol”).  This Amended LOI extended the term of the Agreement for Exclusive Dealing and Letter of Intent (“Original LOI”) that was entered into between the parties on November 26, 2009, from January 31, 2010 until March 11, 2010, which date has not been further extended.  The Original LOI contemplated the prospective acquisition by Repsol of an undivided 37% participation interest in our concession off the coast of Guinea.

Under the provisions of the Original LOI, Repsol committed to make certain seismic acquisition payments to us upon the closing of the assignment of a 37% participation interest in the Concession.  Under and for the consideration of the Amended LOI, Repsol paid $2.7 million to us, representing Repsol’s pro-rata share of work preformed to date under the Marine 2D Seismic Data Acquisition Services Agreement with Bergen Oilfield Services (“BOS Agreement”).  The $2.7 million payment was received by us on February 11, 2010. In addition, following our delivery of an invoice to Repsol for subsequent work performed under the BOS Agreement, Repsol paid its pro-rata share of such invoice, which was approximately $1.0 million.  These payments totaling $3.0 million, which also represented the consideration paid by Repsol for extending the LOI to March 11, 2010, were recorded as a reduction in the carrying value of our Guinea concession. Under the LOI we were not required to reimburse any payments to Repsol upon the LOI expiry on March 11, 2010 and Repsol has no continuing rights to acquire a participation interest.

Sources of financing during the year ended June 30, 2010

On November 12, 2009, we entered into a Shares Purchase Agreement with Enable Growth Partners, L.P. (“Enable”), which then held certain securities that were previously issued by us.  Pursuant to the Shares Purchase Agreement, we issued to Enable 1,578,948 shares of our common stock.  The aggregate net proceeds from the offering, after deducting offering expenses payable by us, were approximately $1.5 million.  The offering closed on November 17, 2009.

On December 3, 2009, we entered into a Securities Purchase Agreement pursuant to which we sold an aggregate of 7,222,223 shares of our common stock, together with warrants to purchase a total of 3.3 million shares of common stock to institutional investors for gross proceeds of approximately $6.5 million.  The net proceeds to us from the offering, after deducting placement agent fees and our offering expenses, were approximately $6.0 million.  The offering closed on December 7, 2009.

On April 20, 2010, we entered into a Securities Purchase Agreement pursuant to which we agreed to sell an aggregate of 8,076,925 shares of its common stock, together with warrants to purchase a total of 2,826,923 shares of common stock to institutional investors for gross proceeds of approximately $10.5 million. The net proceeds to us from the offering, after deducting placement agent fees and our offering expenses, were approximately $9.7 million.  The offering closed on April 23, 2010.

Upon obtaining the Republic of Guinea Presidential decree for the PSC Amendment and an arrête in May 2010 that officially allowed Dana Petroleum to participate in the PSC, Dana paid us an additional purchase price of $19.6 million in cash and assumed its 23% share of costs for all operations. Dana paid their 23% share of the completed Bergen Oilfield Services 2D Seismic program.

On January 29, 2010, we extended the terms of the LOI with Repsol until March 11, 2010. As consideration for extending the LOI, Repsol paid us $3.7 million for their pro rata share of work performed to date and planned work on our 2D seismic program.

In February and March 2010, Enable exercised 4,646,465 warrants at $0.95 per warrant, resulting in proceeds to us of approximately $4.4 million.

Analysis of changes in financial position

Our current assets increased by $24,838,000, from $1,557,000 on June 30, 2009 to $26,395,000 on June 30, 2010.  The most significant factor in the increase is our cash account, which increased from $1,360,000 at June 30, 2009, to $26,040,000 at June 30, 2010, due to the sources of financing as described above.

Our long-term assets decreased 90%, or $7,058,000, from $7,883,000 on June 30, 2009, to $825,000 on June 30, 2010.  This decrease was primarily the result of a reduction in the carrying value of our unevaluated oil and gas properties in Guinea resulting from the assignment of a 23% participation interest to Dana. Upon receipt of the $19.6 million from Dana in May 2010, we reduced our investment in unevaluated oil and gas properties in Guinea to zero, with the remainder of the proceeds being recorded as a gain on the sale of this participation interest. Therefore our investment in unevaluated oil and gas properties in Guinea as of June 30, 2010 was $92,000 which represents capitalized costs incurred in June 2010.  On May 20, 2010, SCS the wholly-owned subsidiary of the Company, entered into a Release and Settlement Agreement and Amendment to Contract (the “Settlement Agreement”) with Geophysical Service Inc. (“GSI”).  Pursuant to the Settlement Agreement we paid GSI $3,000,000 in cash on May 24, 2010.  In settlement of a dispute between the parties that arose from the 2008 Master Geophysical Data Acquisition Agreement between SCS and GSI (“MGDA Agreement”).  Pursuant to the Settlement Agreement, the parties terminated the MGDA Agreement and also granted mutual releases to one another concerning further payments and disputes arising from or related to the services provided by GSI to SCS under the MGDA Agreement.

Our current liabilities increased 46%, or $1,590,000, from $3,451,000 on June 30, 2009 to $5,041,000 on June 30, 2010.  The main factor in the increase is accounts payable and accrued expenses, which increased from $803,000 at June 30, 2009, to $3,859,000 at June 30, 2010.  Accounts payable at June 30, 2010, included amounts payable related primarily to our investments in our Guinea Concession, increased corporate activities and accrued employee bonus expense.  The increases in accounts payable were partially offset by a decrease in the variable share issuance obligation and dividends payable as these two liabilities totaling $987,000 were settled in 2010.

Our long-term liabilities decreased 62%, from $1,735,000 as of June 30, 2009, to $653,000 as of June 30, 2010, due primarily to the $1,661,000 of long-term debt that was on the balance sheet as of June 30, 2009 being paid or converted into common shares during 2010. This debt related to the sale of $5,000,000 in convertible debentures in September 2008.

Results of Operations

Based on the factors discussed below for our international segment, discontinued operations and for corporate overhead, the net loss attributable to common shareholders for the year ended June 30, 2010, decreased $874,000, or 10%, to a net loss of $8,009,000, or $0.09 per share in the 2010 period from a net loss of $8,883,000, or $0.15 per share in the 2009 period.  The net loss is comprised of the net loss from operations for our corporate office of $8,270,000, the net loss of SCS of $504,000 and income from discontinued operations of $765,000.  The net loss attributable to common shareholders includes a provision for preferred stock dividends of $97,000 in 2009.

Reportable segments

We have one reportable segment: our international operations in Guinea conducted through our subsidiary SCS. SCS is engaged in oil and gas exploration activities pertaining to offshore Guinea. During the year ended June 30, 2009, our domestic operations were discontinued, and as of August 2009, all the assets associated with HYD, which was our domestic subsidiary that held certain properties located in Louisiana, have been sold.

Results of Operations

Comparison for Fiscal Year 2010 and 2009

Revenues.  There were no revenues for the years ended June 30, 2010 and 2009.   We have focused on the acquisition and interpretation of seismic data for our concession in Guinea.

Depreciation.  Depreciation increased 16%, or $22,000 due to additional depreciation associated with assets placed in service in 2010. Depreciation expense was $156,000 and $134,000 in the years ended June 30, 2010 and 2009, respectively.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses were $10,847,000 and $5,949,000 for the years ended June 30, 2010 and 2009, respectively. This represents an increase of 82%, or $4,898,000. The increase was primarily employee related costs, which include salaries, bonuses and stock based compensation related to options granted to new employees and others.

Other income (expense).  Other income (expense) totaled $2,229,000 and ($3,109,000) for the years ended June 30, 2010 and 2009, respectively.  During the 2010 period, the Company recognized a $2,955,000 gain on sale of a participation interest in unevaluated oil and gas properties resulting from the 23% participation interest in our Guinea concession being assigned to Dana Petroleum. This gain was recognized in May 2010 and represented the excess of the $19.6 million proceeds received over the amount of our investment in Guinea as of that date. Also in 2010, the Company recognized a non-cash gain on the derivative liability related to the YA Global warrants of $279,000, $327,000 of which was unrealized gain on the change in fair value of the liability and $48,000 loss which was related to the exercise of warrants classified as derivative liabilities. No such gains were recognized in the 2009 period.  Interest expense was ($707,000) for the 2010 period, versus ($2,530,000) for the 2009 period.  The higher interest expense in the 2009 was primarily attributable to the early conversion of convertible debentures outstanding during the period and the expensing of the associated debt discount.  During the 2010 period, the Company recognized a loss on extinguishment of the remaining convertible debenture balance of ($298,000), primarily attributable to the expensing of the remaining discount associated with these debentures, versus a loss of ($579,000) in the 2009 period, primarily attributable to the early extinguishment of the YA Global debenture that resulted in a loss of ($635,000), partially offset by a gain on settlement of a debt obligation for less than the accrued amount.

Loss from Continuing Operations.  Based on the items discussed above, our loss from continuing operations decreased by 5%, or $418,000, from $9,192,000 in the year ended June 30, 2009 to $8,774,000 for the year ended June 30, 2010.

Discontinued Operations. Discontinued operations generated income of $765,000 for the 2010 period and income of $406,000 for the 2009 period.

Liquidity and Capital Resources

Going Concern Considerations

The report of our independent registered public accounting firm on the consolidated financial statements for the year ended June 30, 2010 includes an explanatory paragraph relating to our ability to continue as a going concern.  We have incurred a cumulative net loss of $75.6 million for the period from inception to June 30, 2010.  As of June 30, 2010, we had cash on hand of $26.0 million, short term debt of $0.2 million and we have working capital of approximately $21.4 million.  Most of our cash on hand is secured by a $21.0 million letter of credit that will be used to fund the PGS 3D seismic acquisition and processing that is currently in progress.  We require significant additional funding to sustain our current operations and further our business plan.  Our ability to continue as a going concern is dependent upon our ability to obtain additional funding in order to finance our planned operations.  We have historically been able to raise capital from the sale of a minority interest in the Concession, and the issuance of debt or equity to finance our activities.  Capital may not be available on the terms and conditions acceptable to us or at all.

Our plan to resolve the uncertainty about our ability to continue as a going concern includes monetization of our oil and gas exploration assets by attracting additional participants in the exploration of the Concession.  We expect that entering into additional partnering relationships would entail transferring a portion of our interest in the Concession to such participant.  If we are unable to timely conclude a transaction involving the Concession, we may seek equity or debt financing.

Liquidity

On June 30, 2010, we had $26,040,000 in cash and $5,694,000 in liabilities. The liabilities include current liabilities of $5,041,000 and long-term liabilities of $653,000.  Net cash used in operating activities for continuing operations for the year ended June 30, 2010 was $6,888,000 compared to $5,108,000 for the year ended June 30, 2009. Cash provided by investing activities for continuing operations for the year ended June 30, 2010 was $10,309,000 compared to $200,000 used by investing activities in the year ended June 30, 2009.  There was net cash provided by financing activities for the year ended June 30, 2010 of $20,454,000 while net cash of $2,282,000 was provided by financing activities during the year ended June 30, 2009.

Liquidity Effects of Discontinued Operations

On April 1, 2009, we executed a contract to sell all of our working interests in our U.S. domestic oil and gas properties for $2,670,000.  The third and final installment under the agreement was completed in August 2009.  The cash flows from discontinued operations are separately reported in the audited Consolidated Statements of Cash Flows for all periods presented.  While this transaction improved our short term liquidity, it also eliminated our sole revenue source.  Accordingly, the liquidity implication of the discontinued operations is that we will require additional funding from debt or equity sources or from an additional participant in the Guinea concession in order to continue operations.

CRITICAL ACCOUNTING POLICIES

We account for oil and natural gas producing activities using the full cost method of accounting as prescribed by the United States Securities and Exchange Commission (SEC). Accordingly, all costs incurred in the acquisition, exploration, and development of proved oil and natural gas properties, including the costs of abandoned properties, dry holes, geophysical costs, and annual lease rentals are capitalized. All general and administrative corporate costs unrelated to drilling activities are expensed as incurred. Sales or other dispositions of oil and natural gas properties are accounted for as adjustments to capitalized costs, with no gain or loss recorded unless the ratio of cost to proved reserves would significantly change, or to the extent that the sale proceeds exceed our capitalized costs. Depletion of evaluated oil and natural gas properties is computed on the units of production method based on proved reserves. The net capitalized costs of proved oil and natural gas properties are subject to a full cost ceiling limitation in which the costs are not allowed to exceed their related estimated future net revenues discounted at 10%, net of tax considerations. In accordance with SEC release 33-8995, prices based on the preceding 12-months’ average price based on closing prices on the first day of each month, or prices defined by existing contractual arrangements, are used in deriving future net revenues discounted at 10%, net of tax. The application of the full cost method of accounting for oil and gas properties generally results in higher capitalized costs and higher depreciation, depletion and amortization rates compared to the successful efforts method of accounting for oil and gas properties.

Costs Excluded

Costs associated with unevaluated properties are excluded from the full cost pool until we have made a determination as to the existence of proved reserves. We review our unevaluated properties at the end of each quarter to determine whether the costs incurred should be transferred to the full cost pool and thereby subject to amortization.

We assess all items classified as unevaluated property on a quarterly basis for possible impairment or reduction in value. We assess properties on an individual basis or as a group if properties are individually insignificant. The assessment includes consideration of the following factors, among others: intent to drill; remaining lease term; geological and geophysical evaluations; drilling results and activity; the assignment of proved reserves; and the economic viability of development if proved reserves are assigned. We assess our unevaluated properties on a country-by-country basis. During any period in which these factors indicate an impairment, the cumulative drilling costs incurred to date for such property and all or a portion of the associated leasehold costs are transferred to the full cost pool and are then subject to amortization. However, if proved reserves have not yet been established in a full cost pool, these costs are charged against earnings. For international operations where a reserve base has not yet been established, an impairment requiring a charge to earnings may be indicated through evaluation of drilling results, relinquishing drilling rights or other information.

Ceiling Test

The full cost ceiling test is an impairment test prescribed by SEC Regulation S-X Rule 4-10. Under full cost accounting rules for each cost center, capitalized costs of proved properties, less accumulated amortization and related deferred income taxes, shall not exceed an amount (the "cost ceiling") equal to the sum of (a) the present value of future net cash flows from estimated production of proved oil and gas reserves, based on current operating conditions, discounted at 10 percent, plus (b) the cost of properties not being amortized, plus (c) the lower of cost or estimated fair value of any unproved properties included in the costs being amortized, less (d) any income tax effects related to differences between the book and tax basis of the properties involved. If capitalized costs exceed this limit, the excess is charged as an impairment expense. As of June 30, 2010 and 2009, we have no capitalized cost in oil and gas properties that are subject to the ceiling test for impairment.

Impairment

At June, 30, 2010, we had $92,000 of capitalized costs associated with our Guinea operations. Based on an impairment analysis performed by management and the completion of work requirements under the PSC Amendment No. 1 and MOU, no impairment of these assets was indicated as of June 30, 2010.

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

Fair Value of our debt and equity transactions

Many of our various debt and equity transactions require us to determine the fair value of a debt or equity instrument in order to properly record the transaction in our financial statements. Fair value is generally determined by applying widely acceptable valuation models, (e.g., the Black Scholes and binomial lattice valuation models) using the trading price of the underlying instrument or by comparison to instruments with comparable maturities and terms.

Share-Based Compensation

We follow ASC 718 which requires recognition in the financial statements of the cost of employee services received in exchange for an award of equity instruments over the period the employee is required to perform the services in exchange for the award (presumptively the vesting period). ASC 718 also requires measurement of the cost of employee services received in exchange for an award based on the grant-date fair value of the award. We account for non-employee share-based awards based upon the provisions of ASC 505-50, “Equity-Based Payments to Non-Employees.”

Contractual Commitments and Obligations

We have a contingent $350,000 note payable that is only payable with 25% of the profits of SCS Corporation. We have the right to pay this note off using common stock.

Disclosure of Contractual Obligations as of June 30, 2010
	Payments due by period ($thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Installment Obligations	$160	$160	$-	$-	$-

Operating Lease Obligations	1,048	124	462	462	-

Seismic Contracts (1)	23,500	23,500	-	-	-
Total	$24,708	$23,784	$462	$462	$-

(1)	The Company expects its share to be 77% of the seismic contract amounts.

On June 11, 2010, we entered into an Agreement for the Supply of Marine Seismic Data with PGS Geophysical AS, Norway (“PGS”) , a copy of which is included as an exhibit to this report on Form 10-K. The overall cost of the survey is estimated to be $21.0 million, including mobilization and demobilization expenses.  We expect our share of the cost to be 77% of that amount. Under the terms of the 3D Seismic Contract, we secured a Letter of Credit in the amount of $21.0 million for the sole purpose of funding this seismic acquisition. As work is performed and invoiced, PGS will submit draw documents to the institution the letter of credit is with for payment of invoices.

The Letter of Credit is through Amegy Bank N.A. and the Letter of Credit Reimbursement Agreement was entered into on July 15, 2010. The Letter of Credit is secured by a Certificate of Deposit, which was funded in the amount of $21.0 million on July 8, 2010 and bears interest at a rate of 0.25% per annum. We will incur an issuance fee with respect to the Letter of Credit computed at the rate of 0.0125% per annum on the daily average amount available to be drawn under the Letter of Credit from and including the date of issuance until the stated expiry date payable quarterly in arrears on the last business day of each calendar quarter end commencing September 30, 2010. In addition, with respect to each Draft paid, we will pay the bank a transaction fee in the amount of $125, an advising fee in the amount of $150 and a swift fee in the amount of $75. A copy of all the agreements pertaining to this Letter of Credit are included as exhibits to this report on Form 10-K.

On July 12, 2010, we entered into an Agreement for the processing of 3D Marine Seismic Data with PGS Data Processing, Inc. Under the terms of this contract, PGS agreed to provide data processing and other geophysical services in connection with the processing of data acquired from our 3D seismic survey. The estimated cost of this e 3D processing contract is approximately $2.5 million.  We expect our share of the cost to be 77% of that amount. A copy of this contract is included as an exhibit to this report on Form 10-K.

 Item 7A Quantitative and Qualitative Disclosures About Market Risk

Our functional currency is the US dollar. We have some foreign currency exchange rate risk resulting from our in-country office in Guinea. US dollars are accepted in Guinea and many of our purchases and purchase obligations, such as our office lease in Guinea, are denominated in US dollars. However, our costs for labor, supplies, and fuel could increase if the Guinea Franc significantly appreciates against the US dollar. We do not hedge the exposure to currency rate changes.

Item 8 Financial Statements and Supplementary Data

The Financial Statements and Supplementary Data information required hereunder is included in this report as set forth in the "Index to Financial Statements" on page F-1.

HYPERDYNAMICS CORPORATION
(An Exploration Stage Company)
Index to Financial Statements

TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of June 30, 2010 and 2009	F-3

Consolidated Statements of Operations for the fiscal years ended June 30, 2010 and 2009,and for the period from inception of exploration stage (July 1, 2009) through June 30, 2010	F-4

Consolidated Statements of Shareholders' Equity for the fiscal years ended June 30, 2010 and 2009	F-5

Consolidated Statements of Cash Flows for the fiscal years ended June 30, 2010 and 2009,and for the period from inception of exploration stage (July 1, 2009) through June 30, 2010	F-7

Notes to Consolidated Financial Statements	F-9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Hyperdynamics Corporation
(An Exploration Stage Company)
Houston, Texas

We have audited the accompanying consolidated balance sheets of Hyperdynamics Corporation (an Exploration Stage Company), as of June 30, 2010 and 2009, and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended June 30, 2010 and 2009, and for the period from July 1, 2009 (inception of exploration stage) to June 30, 2010. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hyperdynamics Corporation as of June 30, 2010 and 2009, and the results of their operations and their cash flows for each of the two years then ended and for the period from July 1, 2009 (inception of exploration stage) to June 30, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company does not have revenues from operations and has significant financial commitments in excess of current capital resources, together which  raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GBH CPAS, PC

GBH CPAS, PC
www.gbhcpas.com
Houston, Texas

September 28, 2010

HYPERDYNAMICS CORPORATION
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Number of Shares and Per Share Amounts)
	June 30,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$26,040	$1,360
Accounts receivable – joint interest	150	-
Prepaid expenses and other current assets	205	52
Assets held for sale – Discontinued Operations	-	145
Total current assets	26,395	1,557
Property and equipment, net of accumulated depreciation of $445 and $339	664	209
Oil and gas properties:
Unevaluated properties excluded from amortization	92	7,663
Deposits	69	11
Total assets	$27,220	$9,440

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	3,859	803
Accounts payable - seismic data	650	650
Variable share issuance obligation	-	553
Dividends payable	372	372
Dividends payable to related party	-	434
Short-term notes payable and current portion of long-term debt, net of discount of $0 and $134	160	639
Total current liabilities	5,041	3,451

Long-term debt, net of discount of $0 and $342	-	1,661
Liabilities related to assets held for sale - discontinued operations-noncurrent	-	18
Warrant derivative liability	583	-
Deferred rent	70	56
Total liabilities	5,694	5,186

Commitments and contingencies (Note 14)	-	-

Shareholders' equity:
Convertible preferred stock, par value $0.001; stated value $1,000; 20,000,000 authorized
Series A – 3,000 shares issued and 1,945 shares outstanding	-	-
Series B - 2,725 shares issued and 0 and 2,406 shares outstanding	-	-
Common stock, $0.001 par value, 250,000,000 shares authorized; 104,227,199 and 64,162,813 shares issued and outstanding	104	64
Additional paid-in capital	97,046	71,805
Accumulated deficit	(67,615)	(67,615)
Deficit accumulated after reentering exploration stage	(8,009)	-
Total shareholders' equity	21,526	4,254
Total liabilities and shareholders' equity	$27,220	$9,440

The accompanying notes are an integral part of these consolidated financial statements.

HYPERDYNAMICS CORPORATION
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Number of Shares and Per Share Amounts)

	Year Ended June 30,		Inception of Exploration Stage (July 1, 2009) through June 30,
	2010	2009	2010
Costs and expenses:
Depreciation	$156	$134	$156
Selling, general and administrative	10,847	5,949	10,847
Total costs and expenses	11,003	6,083	11,003
Loss from operations	(11,003)	(6,083)	(11,003)
Other income (expense):
Gain on sale of interest in unevaluated oil and gas properties	2,955	-	2,955
Gain on warrant derivative liability	279	-	279
Interest expense, net	(707)	(2,530)	(707)
Loss on settlement of debt	(298)	(579)	(298)
Total other income (expense)	2,229	(3,109)	2,229
Loss from continuing operations	(8,774)	(9,192)	(8,774)
Income from discontinued operations, net of tax (including gain on sale of $765 in 2010 and gain on sale of $2,259 and impairment of $2,303, in 2009)	765	406	765
Net loss	(8,009)	(8,786)	(8,009)
Preferred stock dividend to related party	-	(97)	-
Net loss attributable to common shareholders	$(8,009)	$(8,883)	$(8,009)

Basic and diluted income (loss) per common share
From continuing operations	$(0.10)	$(0.15)	$(0.10)
From discontinued operations	$0.01	$0.00	0.01
Net loss attributable to common shareholders	$(0.09)	$(0.15)	$(0.09)

Weighted average shares outstanding - basic and diluted	85,913,956	61,845,036	85,913,956

The accompanying notes are an integral part of these consolidated financial statements.

HYPERDYNAMICS CORPORATION
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In Thousands, Except Number of Shares)

	Series A Preferred		Series B Preferred		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, June 30, 2008	1,945	$-	2,446	$-	59,339,481	$59	$65,443	$(58,829)	$6,673
Common stock issued for:
Services					2,185,448	2	1,555		1,557
Deferred financing costs					66,000	-	103		103
Conversion of debentures					2,250,000	2	2,036		2,038
Preferred stock dividends					21,884	-	7		7
Conversion of Series B Preferred Stock and accrued dividends			(40)		300,000	1	(1)		-
Issuance of warrants							1,886		1,886
Discount on convertible debt							486		486
Discount related to modification of convertible debt							106		106
Amortization of fair value of stock options							281		281
Warrant repricings:
Deemed Dividend							(29)		(29)
Deemed Dividend							29		29
Preferred stock dividends to related party							(97)		(97)
Net loss								(8,786)	(8,786)
Balance, June 30, 2009	1,945	$-	2,406	$-	64,162,813	$64	$71,805	$(67,615)	$4,254

The accompanying notes are an integral part of these consolidated financial statements.

HYPERDYNAMICS CORPORATION
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In Thousands, Except Number of Shares)

	Series A Preferred		Series B Preferred		Common Stock		Additional Paid-in	Accumulated	Deficit Accumulated during Exploration
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Stage	Total

Balance, June 30, 2009, as previously reported	1,945	$-	2,406	$-	64,162,813	$64	$71,805	$(67,615)	$-	$4,254

Cumulative effect of reclassification of warrants as a derivative under ASC 815	-	-	-	-	-	-	(1,585)	—	-	(1,585)
Balance at July 1, 2009, as adjusted	1,945	-	2,406	-	64,162,813	64	70,220	(67,615)	-	2,669
Common stock issued for:
Services	-	-	-	-	442,049	-	324	-	-	324
Conversion of Series B Preferred Stock	-	-	(2,406)	-	15,822,222	16	(16)	-	-	-
Conversion of debentures	-	-	-	-	1,949,411	2	1,294	-	-	1,296
Cash	-	-	-	-	16,878,096	17	17,183	-	-	17,200
Exercise of warrants	-	-	-	-	4,646,465	5	4,409	-	-	4,414
Cashless Exercise of options	-	-	-	-	124,653	-	-	-	-	-
Cashless Exercise of warrants classified as a derivative	-	-	-	-	201,490	-	723	-	-	723
Amortization of fair value of stock options	-	-	-		-	-	1,579	-	-	1,579
Discount related to modification of convertible debt	-	-	-	-	-	-	1,172	-	-	1,172
Warrant repricing charged to interest expense	-	-	-	-	-	-	158	-	-	158
Warrant repricing
Deemed dividend	-	-	-	-	-	-	322	-	-	322
Deemed dividend	-	-	-	-	-	-	(322)	-	-	(322)
Net loss	-	-	-	-	-	-	-	-	(8,009)	(8,009)
Balance, June 30, 2010	1,945	$-	-	$-	104,227,199	$104	$97,046	$(67,615)	$(8,009)	$21,526

The accompanying notes are an integral part of these consolidated financial statements.

HYPERDYNAMICS CORPORATION
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Years Ended June 30,		Inception of Exploration Stage (July 1, 2009) through June 30,
	2010	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,009)	$(8,786)	$(8,009)
Income from discontinued operations	(765)	(406)	(765)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	156	134	156
Common stock issued for services	143	1,097	143
Employee stock options	1,579	281	1,579
Variable share issuance obligation	(374)	553	(374)
Loss on settlement of debt	298	579	298
Gain on sale of oil and gas properties	(2,955)	-	(2,955)
Gain on derivative liability	(279)		(279)
Interest accreted to debt principal	342	1,614	342
Repricing of warrants	158	-	158
(Gain) loss on disposition of assets	32	(11)	32
Amortization of discount and financing costs on debt	144	708	144
Changes in operating assets and liabilities:
Accounts receivable	(150)	-	(150)
Prepaid expenses and other current assets	122	206	122
Other assets	(58)	-	(58)
Accounts payable and accrued expenses	2,714	(1,060)	2,714
Deferred rent	14	(17)	14
Cash used in operating activities – continuing operations	(6,888)	(5,108)	(6,888)
Cash provided by (used in) operating activities – discontinued operations	(76)	1,177	(76)
Net cash used in operating activities	(6,964)	(3,931)	(6,964)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(651)	(5)	(651)
Investment in oil and gas properties	(14,041)	(227)	(14,041)
Proceeds from the sale of assets	-	32	-
Proceeds from sale of interest in unevaluated oil and gas properties	25,001	-	25,001
Cash provided by (used in) investing activities – continuing operations	10,309	(200)	10,309
Cash provided by investing activities – discontinued operations	881	1,739	881
Net cash provided by investing activities	11,190	1,539	11,190

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock and warrants, net of offering costs of $1,285	17,200	-	17,200
Proceeds from exercise of warrants	4,414	-	4,414
Proceeds from convertible debt	-	5,000	-
Placement fees on convertible debentures	-	(300)	-
Financing costs deducted from convertible debentures	-	(30)	-
Prepayment penalty on notes payable	-	(271)	-
Payments of dividends payable – related party	(430)	-	(430)
Payments on notes payable and installment debt	(730)	(2,117)	(730)
Cash provided by financing activities – continuing operations	20,454	2,282	20,454
Cash used in financing activities – discontinued operations	-	(10)	-
Net cash provided by financing activities	20,454	2,272	20,454

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	24,680	(120)	24,680
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,360	1,480	1,360
CASH AND CASH EQUIVALENTS AT END OF YEAR	$26,040	$1,360	$26,040

The accompanying notes are an integral part of these consolidated financial statements.

SUPPLEMENTAL DISCLOSURES:
Interest paid in cash	$69	$473	$69
Income taxes paid in cash	$-	$-	$-

NON-CASH INVESTING and FINANCING TRANSACTIONS

Common stock issued for accounts payable	$-	$321	$-
Common stock issued to settle variable share obligation	181	-	181
Payment of preferred stock dividends in common shares	-	7	-
Common stock issued for oil and gas properties	-	40	-
Common stock issued for prepaid legal services	-	99	-
Stock issued for deferred financing costs	-	103	-
Deemed dividend attributable to repriced warrants originally issued with purchase of common stock	322	-	322
Discount on modified debt attributable to repriced warrants	-	106	-
Debt discount on convertible debt	-	2,372	-
Conversion of notes payable to common stock, net of discount	-	2,038	-
Asset retirement obligation transferred as part of sale of assets	18	783	18
Accounts payable for oil and gas property	434	82	434
Note payable for prepaid insurance	275	32	275
Accrued and unpaid dividend to related parties	-	97	-
Conversion of Series B Preferred Stock into Common Stock	16	-	16
Fair value of warrant modifications	480	-	480
Relative fair value of warrants issued in connection with equity offerings	3,839	-	3,839
Conversion of debt, net of discount of $1,116	1,294	-	1,294
Discount of convertible debt modification	1,172	-	1,172
Exercise of warrants classified as a derivative	723	-	723
Reclassification of warrants as a derivative under ASC 815	1,585	-	1,585

The accompanying notes are an integral part of these consolidated financial statements.

HYPERDYNAMICS CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Nature of business

Hyperdynamics Corporation (“Hyperdynamics,” the “Company,” “we,” and “our”) is a Delaware corporation formed in March 1996. Hyperdynamics has two wholly-owned subsidiaries, SCS Corporation (SCS) and HYD Resources Corporation (HYD). Through SCS and its wholly-owned subsidiary, SCS Corporation Guinea SARL, which is a Guinea limited liability company formed under the laws of the Republic of Guinea (“Guinea”) located in Conakry, Guinea, Hyperdynamics focuses on oil and gas exploration offshore the coast of West Africa. SCS began operations in oil and gas exploration, seismic data acquisition, processing, and interpretation in late fiscal 2002. In April 2004, Hyperdynamics acquired HYD, and in January 2005, HYD acquired Trendsetter Production Company (Trendsetter), an oil and gas operator in Louisiana that had been under common ownership with HYD.  Trendsetter operated all of the Company’s domestic oil and gas assets until the completion of their sale in August, 2009.

With sale of all of our proved reserves, Hyperdynamics reentered the Exploration stage effective July 1, 2009.  We are seeking, among other things, to bring in one or more additional PSC participants to operate and help fund our search for oil and gas deposits on our Guinea concession.

 Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Hyperdynamics and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States and the rules of the Securities and Exchange Commission (“SEC”). Certain prior year amounts have been reclassified to conform with the current presentation. Certain amounts have been reclassified to present our sale of domestic oil and gas properties as discontinued operations. See Note 3, Sales of Oil and Gas Properties, Assets Held for Sale and Discontinued Operations, for further discussion.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses at the balance sheet date and for the period then ended. Actual results could differ from these estimates. Significant estimates are required for proved oil and gas reserves, which, as described in Note 18 – Supplemental Oil and Gas Properties Information (unaudited), have a material impact on the carrying value of oil and gas property, and the warrant derivative liability described in Note 10 – Warrant Derivative Liability. Actual results could differ from these estimates and such differences could be material.

Cash and cash equivalents

Cash equivalents are highly liquid investments with an original maturity of three months or less.

The Company maintains its cash in bank deposit accounts which, at times, exceed the federally insured limits.  Accounts are guaranteed by the FDIC up to $250,000 in 2010 and in 2009, respectively. At June 30, 2010, the Company had approximately $25,600,000 in excess of FDIC limits.  The Company has not experienced any losses in such accounts.

Accounts receivable and allowance for doubtful accounts

Hyperdynamics does not require collateral from its customers. The Company establishes provisions for losses on accounts receivable if it determines that it will not collect all or part of the outstanding balance. Accounts receivable are written down to reflect management's best estimate or realizability based upon known specific analysis, historical experience, and other currently available evidence of the net collectible amount. There is no allowance for doubtful accounts as of June 30, 2010 or 2009.

Other Current Assets

As of June 30, 2010, prepaid expenses and other current assets consist of $188,000 in prepaid insurance and $17,000 in other prepaid expenses, for a total of $205,000. As of June 30, 2009, such prepaid expenses and other current assets consisted of $7,000 in prepaid insurance and $45,000 in other prepaid expenses, for a total of $52,000.

Assets held for sale

Assets held for sale were $145,000 as of June 30, 2009. Assets held for sale included all remaining assets of our domestic oil and gas operations.  See Note 3 for additional discussion.  The sale was completed in August 2009.

Oil and Gas Properties

Full Cost Method

We account for oil and natural gas producing activities using the full cost method of accounting as prescribed by the United States Securities and Exchange Commission (SEC). Accordingly, all costs incurred in the acquisition, exploration, and development of proved oil and natural gas properties, including the costs of abandoned properties, dry holes, geophysical costs and annual lease rentals are capitalized. All general and administrative corporate costs unrelated to drilling activities are expensed as incurred. Sales or other dispositions of oil and natural gas properties are accounted for as adjustments to capitalized costs, with no gain or loss recorded unless the ratio of capitalized costs to proved reserves would significantly change, or to the extent that the sale proceeds exceed our capitalized costs. Depletion of evaluated oil and natural gas properties is computed on the units of production method based on proved reserves. The net capitalized costs of proved oil and natural gas properties are subject to a full cost ceiling limitation in which the costs are not allowed to exceed their related estimated future net revenues discounted at 10%, net of tax considerations. In accordance with SEC release 33-8995, prices based on the preceding 12-months’ average price based on closing prices on the first day of each month, or prices defined by existing contractual arrangements, are used in deriving future net revenues discounted at 10%, net of tax. The application of the full cost method of accounting for oil and gas properties generally results in higher capitalized costs and higher depreciation, depletion and amortization rates compared to the successful efforts method of accounting for oil and gas properties.

Costs Excluded

Costs associated with unevaluated properties are excluded from the full cost pool until we have made a determination as to the existence of proved reserves. We review our unevaluated properties at the end of each quarter to determine whether the costs incurred should be transferred to the full cost pool and thereby subject to amortization.

We assess all items classified as unevaluated property on a quarterly basis for possible impairment or reduction in value. We assess properties on an individual basis or as a group if properties are individually insignificant. The assessment includes consideration of the following factors, among others: intent to drill; remaining lease term; geological and geophysical evaluations; drilling results and activity; the assignment of proved reserves; and the economic viability of development if proved reserves are assigned. We assess our unevaluated properties on a country-by-country basis. During any period in which these factors indicate an impairment, the cumulative drilling costs incurred to date for such property and all or a portion of the associated leasehold costs are transferred to the full cost pool and are then subject to amortization. However, if proved reserves have not yet been established in a full cost pool, these costs are charged against earnings. For international operations where a reserve base has not yet been established, an impairment requiring a charge to earnings may be indicated through evaluation of drilling results, relinquishing drilling rights or other information.

Ceiling Test

The full cost ceiling test is an impairment test prescribed by SEC Regulation S-X Rule 4-10. Under full cost accounting rules, for each cost center, capitalized costs of proved properties, less accumulated amortization and related deferred income taxes, shall not exceed an amount (the "cost ceiling") equal to the sum of (a) the present value of future net cash flows from estimated production of proved oil and gas reserves, based on current economic and operating conditions, discounted at 10 percent, plus (b) the cost of properties not being amortized, plus (c) the lower of cost or estimated fair value of any unproved properties included in the costs being amortized, less (d) any income tax effects related to differences between the book and tax basis of the properties involved. If capitalized costs exceed this limit, the excess is charged as an impairment expense. As of June 30, 2010 and 2009, we have no capitalized cost in oil and gas properties that are subject to the ceiling test for impairment. During the year ended June 30, 2009, we incurred an impairment of $2,303,000 related to our domestic oil and gas operations and which is included in income from discontinued operations.

Property and Equipment, other than Oil and Gas

Property and equipment are stated on the basis of historical cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, generally three to five years.

Provision for Impairments of Long-lived Assets

Long-lived assets are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment loss recognized is the excess of the carrying amount over the fair value of the asset.  Any impairment charge is included in depreciation, depletion, and amortization expense.   We recognized no impairment charges in the years ended June 30, 2010 and 2009, respectively.

Asset Retirement Obligations

ASC 410-20, “Asset Retirement Obligations,” addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. ASC 410-20 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. The associated asset retirement costs are capitalized as part of the carrying cost of the asset.

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

Deferred Rent

Accounting principles generally accepted in the United States require rent expense to be recognized on a straight-line basis over the lease term. Rent holidays, rent concessions, rent escalation clauses and certain other lease provisions are recorded on a straight-line basis over the lease term (including one renewal option period if renewal is reasonably assured based on the imposition of an economic penalty for failure to exercise the renewal option). The difference between the rent due under the stated lease agreement compared to that of the straight-line basis is recorded as deferred rent. The short-term portion is the portion which is scheduled to reverse within twelve months of the balance sheet date and it is included in accounts payable and accrued expenses.  At the beginning of our office lease, we received a free rent period, which began in March 2010 and will end in November 2010. During the free rent period from March 2010 to June 30, 2010, we recorded $70,000 of deferred rent, which is being amortized over the life of the lease.

Income Taxes

We account for income taxes in accordance with ASC 740, “Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary difference between the tax and financial reporting basis of assets and liabilities and for loss and credit carryforwards. Valuation allowances are provided when recovery of deferred tax assets is not considered likely.

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

Our policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits within income tax expense.  For the years ended June 30, 2010 and 2009, we did not recognize any interest or penalties in our consolidated statement of operations, nor did we have any interest or penalties accrued on our consolidated balance sheet at June 30, 2010 and 2009 relating to unrecognized benefits.

The tax years 2005-2009 remain open to examination for federal income tax purposes and by the other major taxing jurisdictions to which we are subject.

Stock-Based Compensation

ASC 718, “Compensation-Stock Compensation” requires recognition in the financial statements of the cost of employee services received in exchange for an award of equity instruments over the period the employee is required to perform the services in exchange for the award (presumptively the vesting period). We measure the cost of employee services received in exchange for an award based on the grant-date fair value of the award. We account for non-employee share-based awards based upon ASC 505-50, “Equity-Based Payments to Non-Employees.”

Earnings Per Share

Basic loss per share is computed using the weighted average number of shares of common stock outstanding during each period. Diluted loss per share includes the dilutive effects of common stock equivalents on an “as if converted” basis. For the years ended June 30, 2010 and 2009, all potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

Contingencies

Legal

We are subject to legal proceedings, claims and liabilities which arise in the ordinary course of business. We accrue for losses associated with legal claims when such losses are probable and can be reasonably estimated. These accruals are adjusted as additional information becomes available or circumstances change. Legal fees are charged to expense as they are incurred.  See Note 14, Commitments and Contingencies, for more information on legal proceedings.

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

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  The Company has determined that certain warrants outstanding as of the date of these financial statements qualify as derivative financial instruments under the provisions of FASB ASC Topic No. 815-40, “Derivatives and Hedging – Contracts in an Entity’s Own Stock.” See Note 10 for discussion of the impact the adoption of this standard had on the Company’s financial statements and results of operations.  These warrant agreements include provisions designed to protect holders from a decline in the stock price (‘down-round’ provision) by reducing the exercise price in the event we issue equity shares at a price lower than the exercise price of the warrants.  As a result of this down-round provision, the exercise price of these warrants could be modified based upon a variable that is not an input to the fair value of a ‘fixed-for-fixed’ option as defined under FASB ASC Topic No. 815-40 and consequently, these warrants must be treated as a liability and recorded at fair value at each reporting date.

The fair value of these warrants was determined using a Lattice Model with any change in fair value during the period recorded in earnings as “Other income (expense) – Gain (loss) on warrant derivative liability.” As a result, the derivative warrant liability is carried on the balance sheet at its fair value.

Significant Level 3 inputs used to calculate the fair value of the warrants include the stock price on the valuation date, expected volatility, risk-free interest rate and management’s assumptions regarding the likelihood of a repricing of these warrants pursuant to the down-round provision.

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2010.

(in thousands)	Carrying Value at June 30, 2010	Fair Value Measurement at March 31, 2010
		Level 1	Level 2	Level 3

Derivative warrant liability	$583	$-	$-	$583

The following table sets forth the changes in the fair value measurement of our Level 3 derivative warrant liability during the year ended June 30, 2010:

Beginning balance – July 1, 2009 (after adoption of ASC 815)	$1,585

Reduced for warrants exercised and reclassified to additional paid-in capital	(723)

Change in fair value of derivative liability	(279)

At June 30, 2010	$583

The $279,000 change in fair value was recorded as a reduction of the derivative liability and as a non-cash gain in our statement of operations, $327,000 of which was unrealized gain on the change in fair value of the liability and $48,000 loss which was related to the exercise during the period of warrants classified as derivative liabilities.

The Company did not identify any other assets and liabilities that are required to be presented on the consolidated balance sheet at fair value in accordance with FASB ASC Topic No. 815.

 Recently issued accounting pronouncements

In June 2008, the FASB’s Emerging Issues Task Force reached a consensus regarding ASC 815-40 (EITF No. 07-5), “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (EITF 07-5). ASC 815-40 outlines a two-step approach to evaluate the instrument’s contingent exercise provisions, if any, and to evaluate the instrument’s settlement provisions when determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. ASC 815-40 is effective for fiscal years beginning after December 15, 2008 and must be applied to outstanding instruments as of the beginning of the fiscal year of adoption as a cumulative-effect adjustment to the opening balance of retained earnings. Early adoption is not permitted.  Effective July 1, 2009, the Company adopted ASC 815-40.  See Note 10 for discussion of the impact the adoption had on the Company’s financial statements and results of operations.

In December 2008, the SEC issued release 33-8995, Modernization of Oil and Gas Reporting. The new disclosure requirements include provisions that permit the use of new technologies to determine proved reserves if those technologies have been demonstrated empirically to lead to reliable conclusions about reserves volumes. The new requirements also will allow companies to disclose their probable and possible reserves to investors. In addition, the new disclosure requirements require companies to: (a) report the independence and qualifications of its reserves preparer or auditor; (b) file reports when a third party is relied upon to prepare reserves estimates or conducts a reserves audit; and (c) report oil and natural gas reserves using an average price based upon the prior 12-month period rather than period-end prices. The use of average prices will affect future impairment and depletion calculations. The new disclosure requirements become effective for annual reports on Form 10-K for our fiscal year ended June 30, 2010. The adoption of this rule has no impact to the Company’s financial statements and disclosures as we do not currently have proved or probable reserves.

In May 2009, ASC 855 “Subsequent Events” was issued. ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Statement sets forth: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. In accordance with ASC 855, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009. The Company adopted ASC 855 effective June 30, 2009 and the adoption did not have a material impact on its consolidated financial statements.

In June 2009, ASC 105-10 was issued “Financial Accounting Standards Board (FASB) Accounting Standards Codification.” The FASB Accounting Standards Codification, (“Codification”) will become the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative. ASC 105-10 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company has adopted these requirements.

Other recently issued or adopted accounting pronouncements are not expected to have, or did not have, a material impact on the Company’s financial position or results from operations.

Subsequent Events

The Company evaluated all subsequent events from June 30, 2010 through the date of this issuance of the financial statements.

2. GOING CONCERN

The accompanying Consolidated Financial Statements have been prepared assuming we will continue as a going concern.  We have incurred losses since inception, resulting in cumulative losses of $75.6 million through June 30, 2010.  We have historically been able to finance our activities by raising capital, including sales of our common stock for net proceeds in excess of $17.5 million in the period ended June 30, 2010.  During the period ended June 30, 2010, we also received approximately $25.0 million in payments from oil and gas companies related to our Concession offshore Guinea.  However, because of our history of operating losses, our limited capital resources, our plans to continue to expend substantial sums in connection with our commitment to drill our first well offshore Guinea in late 2011 without anticipation of operating cash flow prior to drilling, there exists substantial doubt about our ability to continue as a going concern.

Historically, we have raised capital through the sale of a minority interest in the Concession, issuance of debt and registered direct offerings; however, it is our preference to resolve this uncertainty by entering into an agreement with one or more companies in the oil and gas industry for the sale of minority interests in the Concession.  If we are not successful in obtaining additional funding, we may not be able to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3. SALES OF OIL AND GAS PROPERTIES, ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS

On April 1, 2009, management executed a contract to sell the working interest in all of its domestic oil and gas properties in a transaction that was accounted for as three sales.  The liabilities associated with the working interest in the oil and gas properties, asset retirement obligations (see Note 6. Asset Retirement Obligations) were transferred with the assets. The transaction was completed during August 2009.  The Company received scheduled payments of $1,030,000 and $820,000 during May 2009.  The final payment of $820,000 was received in August 2009.

These assets, which were associated with HYD Resources, our domestic business segment, are a disposal group and constitute a component of the entity with distinguishable cash flows.  Accordingly, these assets and cash flows and results of operations associated with these assets are classified as discontinued operations in the accompanying consolidated statements of operations, consolidated balance sheets, and consolidated statements of cash flows for all periods presented.

Assets held for sale as of June 30, 2009 consisted of land and a building in Trout, Louisiana, and working interests in our remaining domestic oil and gas properties.  The remaining properties were sold in August 2009.  The following assets and liabilities have been segregated and classified as assets held for sale and liabilities associated with assets held for sale, as appropriate, in the consolidated balance sheets as of June 30, 2010 and 2009.  The amounts presented below do not include cash, or payables, which will be retained by Hyperdynamics.

	June 30,
(in thousands)	2010	2009

Assets held for sale
Land and building, net of accumulated depreciation of $7,000	$-	$43
Oil and Gas Properties, net of accumulated impairment of $576,000	-	102
Assets held for sale and discontinued operations	$-	$145

Liabilities related to assets held for sale and discontinued operations- noncurrent
Asset retirement obligations	$-	$18

The following summarized financial information for the years ended June 30, 2010 and 2009 relates to the assets held for sale and has been reported as discontinued operations for all periods presented.

	Year ended June 30,
(in thousands)	2010	2009

Revenues	$-	$2,397
Costs and Expenses:
Lease operating costs	-	(1,331)
Depreciation, depletion, and amortization	-	(527)
Accretion	-	(71)
Impairment and other expenses	-	(2,303)
Gain on settlement of debt	-	144
Other expenses	-	(162)
Gain on sale of discontinued operations	765	2,259
Income from discontinued operations	$765	$406

4. PROPERTY AND EQUIPMENT

A summary of property and equipment as of June 30, 2010 and 2009 is as follows:

		June 30,
(in thousands)		2010	2009
	Useful Life
Computer equipment and software	3 years	$415	$128
Office equipment and furniture	5 years	224	112
Vehicles	3 years	200	234
Leasehold improvements	3 years	270	74
Total cost		1,109	548
Less - Accumulated depreciation		(445)	(339)
Net carrying value		$664	$209

We review assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. As of June 30, 2010 and 2009, there were no impairments of property and equipment.

5. INVESTMENT IN OIL AND GAS PROPERTIES

Investment in oil and gas properties consists of our Guinea concession in offshore West Africa.

Excluded Costs

Hyperdynamics excludes capitalized costs of unevaluated oil and gas properties from amortization. Currently, geological and geophysical information pertaining to the Guinea concession is being collected and evaluated and no reserves have been attributed to this concession. The net costs associated with such unproved properties of $92,000 and $7,663,000 as of June 30, 2010 and 2009, respectively, are excluded from amounts subject to amortization. The majority of the evaluation activities are expected to be completed within the next two years. As of June 30, 2010, based on our impairment review and our intent to continue evaluation activities, there was no impairment indicated for our excluded costs.

We incurred $15,417,000 and $349,000 of geological and geophysical costs for our Guinea Concession during the years ended June 30, 2010 and 2009, respectively. The geological and geophysical costs incurred during the year ended June 30, 2010 included a payment of $3 million made to Geophysical Service Inc (“GSI”).  The amount was for settlement of a dispute between the parties that arose during the year that related to the 2008 Master Geophysical Data Acquisition Agreement between SCS and GSI (“MGDA Agreement”).  Pursuant to the Settlement Agreement, the parties terminated the MGDA Agreement and also granted mutual releases to one another concerning further payments and disputes arising from or related to the services provided by GSI to SCS under the MGDA Agreement.

We received $1.7 million from Dana in February 2010, related to our assignment of a 23% participation interest in the Guinea Concession to Dana. We also received in February 2010, $3.7 million from Repsol related to their proposed acquisition of a 37% participation interest in our Guinea Concession. These amounts were recorded as a reduction in the carrying value of our Guinea Concession upon receipt. In May 2010, upon obtaining the Republic of Guinea Presidential decree for the amended PSC and an arête that officially allowed Dana to participate in the PSC, Dana paid us an additional cash purchase price of $19.6 million for its 23% participation interest and assumed its 23% share of costs for all future operations. We recorded the $19.6 million received from Dana as a reduction in the carrying value of our Guinea Concession and, after reducing our investment to zero, we recognized a gain of $2,955,000, which represented the excess of the $19.6 million over our net remaining investment in the Guinea Concession as of the date the funds were received. Subsequent to reducing our investment in the Guinea Concession to zero, we incurred $92,000 of additional costs, which represent the carrying value at June 30, 2010.

Guinea Concession

On September 22, 2006, we, acting through SCS, entered into the PSC with Guinea.  Under that agreement, we were granted certain exclusive contractual rights by Guinea to explore and exploit offshore oil and gas reserves, if any, off the coast of Guinea.

2009 Memorandum of Understanding

On September 11, 2009, we entered into a Memorandum of Understanding (MOU) with Guinea in which we agreed with the government to resolve certain issues related to the PSC.  The MOU required negotiation between the parties concerning the terms and conditions of the provisions in the PSC to ensure that such terms were consistent with the Guinea Petroleum Code and usually applicable international standards and practices.  A copy of the MOU was filed as an exhibit to our Current Report on Form 8-K that was filed with the SEC on September 15, 2009.

Amendment No.1 to the PSC

On March 25, 2010, we entered into the PSC Amendment with Guinea.  The PSC Amendment was signed by the Guinean Minister of Mines and Geology, Mahmoud Thiam; the Guinean Minister of Finances and Economy, Kerfala Yansane, and Ray Leonard, President and Chief Executive Officer of Hyperdynamics and SCS.  The PSC Amendment was entered into pursuant to the MOU.  The PSC Amendment provides that the parties to the MOU have fully complied with the terms of the MOU.

 The PSC Amendment clarified that we retained a contract area of approximately 9,650 square miles, which is approximately equivalent to 30% of the original Contract Area under the PSC, following a December 31, 2009 relinquishment of approximately 70% of the original contract area.  The PSC Amendment requires that we relinquish an additional 25% of the retained Contract Area by September 21, 2013.  Under the terms of the PSC Amendment, the first exploration period will end and the Company will enter into the second exploration period on September 21, 2010.  The second exploration period runs until September 2013, may be renewed to September 2016 and may be extended for one (1) additional year to allow the completion of a well in process and for two (2) additional years to allow the completion of the appraisal of any discovery made. Under the PSC Amendment, we are required to drill an exploration well, which is to be commenced by the year-end 2011, to a minimum depth of 2500m below seabed and to drill an additional exploration well, which is to be commenced by the end of September 2016, to a minimum depth of 2500m below seabed.  The PSC Amendment requires the expenditure of $15 million on each of the exploration wells ($30 million in the aggregate).  We are also required to acquire a minimum of 2000 square kilometer 3D seismic by September 2013 with a minimum expenditure of $12 million. Fulfillment of work obligations exempts us from expenditure obligations and exploration works in excess of minimum work obligations for each exploration period may be carried forward to the following exploration period.

Under the PSC Amendment, Guinea may participate in development of any discovery at a participating interest of up to 15%, being carried for its share. The cost of that carry is to be recovered out of 62.5% of Guinea's share of cost and profit oil.  The PSC Amendment removed the right of first refusal held by us covering the relinquished acreage under the original PSC.  The PSC Amendment clarified that only those eligible expenditures, which were made following the date the PSC was signed on September 22, 2006, are eligible for cost recovery.  We are required to establish an annual training budget of $200,000 for the benefit of Guinea’s oil industry personnel, and we are also obliged to pay an annual surface tax of $2.00 per square kilometer on our retained Concession acreage.  As of June 30, 2010, we have accrued $185,000 relating to the future payment of such surface tax. The PSC Amendment also provides that should the Guinea government note material differences between provisions of the PSC Amendment and international standards or the Petroleum Code, the parties will renegotiate the relevant articles.

Under the PSC and PSC Amendment our Guinea Concession is subject to a 10% royalty interest to Guinea.  Of the remaining 90% of the first production, we will receive 75% of the revenue for recovery of the cost of operations, and Guinea will receive 25%.

After recovery cost of operations, revenue will be split as outlined in the table below:

Daily production (b/d)	Guinea Share	HDY Share
From 0 to 2,000	25%	75%
From 2,001 to 5,000	30%	70%
From 5,001 to 100,000	41%	59%
Over 100,001	60%	40%

The Guinea Government may elect to take a 15% working interest in any exploitation area.

Presidential Decree

In May 2010, the government of Guinea issued a Presidential Decree approving the PSC, as amended.

Assignment of Participating Interest

On December 4, 2009, we entered into a Sale and Purchase Agreement (“SPA”) with Dana Petroleum (E&P) Limited (“Dana”) for Dana to acquire a 23% participating interest in the PSC.  On January 28, 2010, the Company closed on the transaction with Dana assigning it a minority interest in our Concession offshore Guinea.  In connection with the closing of the transaction, we entered into an Assignment of Participating Interest (the “Assignment”) with Dana, a Deed of Assignment and Joint Operating Agreement (JOA).  Pursuant to the Assignment, we assigned to Dana an undivided 23% of our participating interest in the contractual interests, rights, obligations and duties under the PSC.  As required by the PSC, the Deed of Assignment was delivered as the necessary notice of the Assignment to be given to the Ministry of Mines, Energy and Hydraulics of Guinea.

As part of the obligation to bear the proportionate share of costs, the SPA required Dana to make a cash payment to us upon closing the assignment of the 23% participating interest to Dana in the amount of $ 1.7 million for Dana’s pro-rata portion of accrued expenditures associated with our marine 2D seismic data acquisition program within the Contract Area.  The $1.7 million payment was received by us on February 4, 2010 and was recorded as a reduction in the carrying value of our Guinea concession.

The Operating Agreement appoints us as the operator for purposes of conducting oil and gas exploration and production activities within the retained Contract Area.  We share operating costs of joint operations with Dana in proportion to the parties’ respective participating interests (Hyperdynamics, 77%; Dana, 23%). An operating committee and voting procedures are established whereby managerial and technical representatives of the Company and Dana make decisions regarding joint operations, exploration and appraisal of commercial discoveries, and the disposition of commercial production.  The Operating Agreement places restrictions upon the transfer of the parties’ respective participating interests in the form of a right of first purchase that is triggered by a proposed transfer or certain changes in control of us or Dana.

In May 2010, we received an administrative order from the Ministry of Mines and Geology of Guinea, referred to as an arrêté, confirming the Guinea government’s approval of the assignment of a 23% participating interest in the PSC, as amended, to Dana.  On May 20, 2010, we received a payment of $19.6 million in cash from Dana as payment for the assigned  23% participating interest in the contractual interests, rights, obligations and duties under the PSC, as amended.

Repsol Letter of Intent

On January 29, 2010, we entered into an Amendment to the Agreement for Exclusive Dealing and Letter of Intent (“Amended LOI”) with Repsol Exploracion, S.A., (“Repsol”).  This Amended LOI extended the term of the Agreement for Exclusive Dealing and Letter of Intent (“Original LOI”) that was entered into between the parties on November 26, 2009, from January 31, 2010 until March 11, 2010, which date has not been further extended.  The Original LOI contemplated the prospective acquisition by Repsol of an undivided 37% participating interest in our concession off the coast of Guinea.

Under the provisions of the Original LOI, Repsol committed to make certain seismic acquisition payments to us upon the closing of the assignment of a 37% participating interest in the Concession.  Under and for the consideration of the Amended LOI, Repsol paid $2.7 million to us, representing Repsol’s pro-rata share of work preformed to date under the Marine 2D Seismic Data Acquisition Services Agreement with Bergen Oilfield Services (“BOS Agreement”).  The $2.7 million payment was received by us on February 11, 2010. In addition, following our delivery of an invoice to Repsol for subsequent work performed under the BOS Agreement, Repsol paid its pro-rata share of such invoice, which was approximately $1.0 million.  These payments totaling $3.7 million, which also represented the consideration paid by Repsol for extending the LOI to March 11, 2010, were recorded as a reduction in the carrying value of our Guinea concession.

Domestic Oil and Gas Properties

In August 2009, the Company completed the sale of its domestic oil and gas properties.  The Company no longer has any proved oil and gas reserves.

6. ASSET RETIREMENT OBLIGATIONS

As of June 30, 2010, we have no asset retirement obligation. The following is a reconciliation of our asset retirement obligation liability as of June 30, 2009:

(in thousands)	2009
Asset retirement obligation, beginning of period	$730
Liabilities incurred	-
Liabilities related to property sales	(783)
Revisions of estimates	-
Accretion of discount	71
Asset retirement obligation, end of period	$18

The asset retirement obligation at June 30, 2009 has been included in liabilities related to assets held for sale in the accompanying balance sheet for the period ended June 30, 2009, and was transferred during 2010 to the purchaser of our domestic properties.

7. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of June 30, 2010 and 2009 include the following:

(in thousands)	2010	2009
Accounts payable - Trade	$2,061	$688
Accrued payroll and bonus	1,362	11
Accrued - Other	436	-
Taxes payable	-	88
Deferred rent	-	16
	$3,859	$803

8. ACCOUNTS PAYABLE SEISMIC DATA

In February 2003, SCS agreed to pay $650,000 to Offshore Seismic Surveys, Inc. (“OSS”), an offshore seismic company, in exchange for OSS agreeing to release SCS from the $550,000 due to OSS for Guinea seismic data and to accept a deferred payment arrangement. The additional $100,000 was charged to interest expense in 2003. OSS maintains a lien on the ownership and sale of 1,000 kilometers of the seismic data acquired in 2002, as security for the $650,000.

Any user license sales proceeds generated from user licenses of this data shall first go to pay off the $650,000 liability at a rate of 90% of gross user license sales proceeds to OSS and 10% to SCS until the $650,000 is paid in full. Any funding arrangement SCS enters into with respect to the PSC, whereby all rights and obligations under the PSC are transferred, shall cause the $650,000 to become immediately due upon signing and funding of such agreement. The payable remains accrued at June 30, 2010. The agreement does not provide for interest payments.  Accordingly, we have not accrued interest on this payable.

9. SHORT-TERM NOTES PAYABLE AND LONG-TERM DEBT

Short-term notes payable and long-term debt as of June 30, 2010 and 2009 consist of the following:

(in thousands)	2010	2009

Installment notes payable	$160	$23
Convertible debentures:
Gross	-	2,752
Unamortized discount	-	(476)
Net	-	2,276
Total short term notes payable and long- term debt	160	2,299
Less: current portion	(160)	(639)
Long- term notes payable, net of discount	$-	$1,660

Installment notes payable

During the year ended June 30, 2010, Hyperdynamics financed an insurance policy for an aggregate amount of $178,000, with a down payment of $18,000. As of June 30, 2010, the net amount outstanding on these notes was $160,000. The notes are payable over nine months from inception in installments of approximately $18,000 per month.

During the year ended June 30, 2009, Hyperdynamics financed three insurance policies for an aggregate amount of $32,000. The balance of these notes was $23,000 as of June 30, 2009.

Convertible Debentures

On September 12, 2008, Hyperdynamics sold $5,000,000 convertible debentures, convertible at $2.25 per share, to an investor in a registered direct offering.  Placement costs totaled $403,000, resulting in net cash proceeds of $4,670,000.   The investor also received warrants to purchase 1,111,111 shares of common stock at $3.00 per share (“Series A”) and warrants to purchase 1,111,111 shares of common stock at $2.75 per share (“Series B”). The fair value of the warrants was $1,886,000, which was recorded as a discount on the convertible note.  The warrants also contained beneficial conversions features with a fair value of $486,000, which was recorded as a discount on the convertible note.

During October 2008, the above investor converted $563,000 of debenture principal to common stock, resulting in the issuance of 250,000 shares of common stock and payment of cash of $89,000 for a portion of the associated make whole interest.  The remaining make whole interest of $133,000 associated with these conversions was added to the debenture principal in November 2008 as discussed below.

In conjunction with the November 20, 2008 extinguishment discussed below, the investor converted $1,440,000 of the convertible debt ($3,254,000 of debenture principal, net of unamortized discount of $1,814,000) into 1,972,222 shares of common stock which was recognized as additional paid in capital.  Also, on March 31, 2009, an additional $46,000 of principal was converted to 27,778 shares of common stock which was immediately recognized as additional paid in capital. On November 20, 2008, Hyperdynamics entered into an amendment agreement with the same debenture investor.  The agreement reduced the conversion price of the convertible debentures to $1.65 per share, reduced the exercise price of the 2,424,243 warrants issued during May 2008 to $2 per share, and reduced the exercise price of the 1,111,111 Series A and Series B warrants each issued during  September 2008 to $2.25 per share and $2.50 per share, respectively. The amendment also provided a new interest payment option, payment in kind, by which interest, including any ‘make whole’ interest due, could be added to the outstanding principal amount of the Debenture.

The amendment resulted in a substantial modification of terms of the debt.  Accordingly, Hyperdynamics recognized the amendment as an extinguishment of debt (the “2008 Extinguishment”) which provides that the fair value of the assets given to the investor to refund the existing debt was compared with the carrying value of the existing debt and a gain or loss be recognized. A gain on extinguishment of $56,000 was recognized in the year ended June 30, 2009. As a result of the 2008 Extinguishment, the post modification debt was recorded at its fair value of $1,963,000, which was determined based upon the value of the conversion feature in the debenture using the Company’s stock price on November 20, 2008 of $0.73 per share.  The resulting debt discount of $2,474,000, which represented the difference between the stated principal amount of $4,438,000 and the fair value of the post modification debt and the fair value of the warrants of $106,000 that were repriced as part of the debt modification, was to be amortized as interest expense over the term of the convertible debentures.  The post modification debt had an effective interest rate of 29% per annum.

On November 12, 2009, we entered into a Securities Purchase Agreement with the convertible debenture holder. Pursuant to the Securities Purchase Agreement and the terms of the convertible debenture, the conversion price of the convertible debenture was reduced from $1.65 per share to $0.95 per share, subject to no further adjustment other than for stock splits and stock dividends. Pursuant to FASB ASC Topic No. 470-20, “Debt with Conversion and Other Options,” we determined the reduction in the conversion price resulted in the recognition of a contingent beneficial conversion feature.  The intrinsic value of the contingent beneficial conversion feature was $1,172,000, which was treated as additional discount on the outstanding convertible debenture balance of $1,590,000 on November 12, 2009.

During the year ended June 30, 2010, based upon the conversion prices of $1.65 and $0.95 per share, the convertible debenture investor converted a total principal amount, including interest accreted to principal, of $1,296,000 (net of a discount of $1,116,000) into 1,949,411 shares of our common stock.  We paid approximately $525,000 to retire the remaining outstanding convertible debenture amount.  We recognized a loss of approximately $298,000 for the year June 30, 2010, which represents the difference between the remaining convertible debenture amount outstanding, net of the unamortized discount associated with the contingent beneficial conversion feature discussed above, and the payoff amount.  The beneficial conversion feature did not have any intrinsic value at the time the convertible debenture was paid off.

10. WARRANT DERIVATIVE LIABILITY

Effective July 1, 2009, we adopted FASB ASC Topic No. 815-40 (formerly EITF 07-05) which defines determining whether an instrument (or embedded feature) is indexed to an entity’s own stock. This literature specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to our own stock and (b) classified in stockholders’ equity in the statement of financial position, would not be considered a derivative financial instrument and provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the scope exception.

As a result of this adoption, certain warrants previously treated as equity pursuant to the derivative treatment exemption are no longer afforded equity treatment because these warrants have a down-round ratchet provision on the exercise price. As a result, the warrants are not considered indexed to our own stock, and as such, all future changes in the fair value of these warrants will be recognized currently in earnings in our consolidated statement of operations under the caption “Other income (expense) – Gain (loss) on warrant derivative liability” until such time as the warrants are exercised or expire.

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

As such, effective July 1, 2009, we reclassified from additional paid-in capital, as a cumulative effect adjustment, $1,585,000 to Warrant Derivative Liability to recognize the fair value of the YA Global Warrants as if these warrants had been treated as a derivative liability since their issuance in February 2008.

In November 2009, the YA Global warrants, then totaling 666,666 were reset to an exercise price of $0.95 and into a total number of shares of 1,157,894.  In December 2009, these warrants, then totaling 1,157,894 were reset to an exercise price of $0.90 and into a total number of shares of 1,222,222.

In April 2010, YA Global exercised 520,000 of these warrants on a cashless basis. This reduced the derivative liability by $722,000 and increased by the same amount additional paid-in capital.

We recognized a $279,000 gain on the warrant derivative liability, of which $231,000 was unrealized based on the change in fair value of the liability and $48,000 which was related to the exercise of the 520,000 warrants in April 2010. The fair value of the YA Global Warrants was $583,000 on June 30, 2010.

These common stock purchase warrants do not trade in an active securities market, and as such, we estimate the fair value of these warrants using a Lattice Model using the following assumptions:

	June 30, 2010	July 1, 2009
Annual dividend yield	0.00	0.00
Expected life (years)	2.61	3.61
Risk-free interest rate	1.45%	1.40%
Expected volatility	133%	442%
Probability of below exercise price issuance	10%	10%

Expected volatility is based on historical volatility of our common stock.  The expected life is based on the remaining term of the warrants. The risk-free interest rate is based on U.S. Treasury securities according to the remaining term of the warrants. The expected dividend yield was based on our current and expected dividend policy. The Lattice Model includes our assessment of the likelihood of a future issuance of equity at a price lower than the current exercise price of the warrants.

11. INCOME TAXES

Federal Income taxes are not due since Hyperdynamics has had losses since inception. Hyperdynamics has net operating loss carryforwards of approximately $48,000,000 at June 30, 2010.  Components of deferred tax assets as of June 30, 2010 and 2009 are as follows:

(in thousands)	2010	2009
Net operating loss carryforward	$16,713	$14,472
Valuation allowance for deferred tax assets	(16,713)	(14,472)
Net deferred tax asset	$-	$-

The deferred tax asset generated by the loss carry-forward has been fully reserved due to the uncertainty that the Company will be able to realize the benefit from it.

Internal Revenue Code Section 382 restricts the ability to use these carryforwards whenever an ownership change, as defined, occurs. Hyperdynamics incurred such an ownership change on January 14, 1998 and again on June 30, 2001.  As a result of the first ownership change, Hyperdynamics' use of net operating losses as of January 14, 1998, of $949,000, are restricted to $151,000 per year. The availability of losses from that date through June 30, 2001 of $3,313,000 are restricted to $784,000 per year. Losses in fiscal 2002 and beyond are not restricted. The net operating loss carryforwards expire from 2010 to 2028.

The difference between the statutory tax rates and our effective tax rate is due to the valuation allowance applied against our deferred tax assets generated by net operating losses. A reconciliation of the actual taxes to the U.S. statutory tax rate for the years ended June 30, 2010 and 2009 is as follows:

(in thousands)	2010	2009
Income tax benefit at the statutory federal rate (35%)	$(2,803)	$(3,125)
Increase resulting from nondeductible stock compensation	553	209
Decrease resulting from nontaxable gain on derivative liability	(98)	-
Other, net	107	8
Change in valuation	2,241	2,908
Net	$-	$-

12. SHAREHOLDERS' EQUITY

Series A Preferred Stock

In January 2000, we issued 3,000 shares of Series A Convertible Preferred Stock for net proceeds of $2,604,190. The stated value is $1,000 per share and par value is $0.001. This series is non-voting and has a dividend rate of 4%, payable at conversion in either cash or shares of common stock, at Hyperdynamics' option. During 2000 and 2001, 1,055 shares were converted to common stock. As a result, 1,945 shares remain outstanding at June 30, 2010. By terms of the original agreement, the preferred shares are convertible into Hyperdynamics' common stock at a price equivalent to the lower of the trading price when purchased of $5.25 or 80% of the current 5-day trading average. All or any of the stock may be converted at any time at the holder's option. According to the terms of the agreement, all preferred shares outstanding as of January 30, 2002 were to be automatically converted to common stock. If the Series A stock had been converted at that time, approximately 4,862,000 shares of common stock would have been issued. This conversion did not occur because of legal claims filed by both the Series A shareholders and Hyperdynamics against each other. Remaining conversions, if any, would be determined by the outcome of the lawsuit further described in Note 14.

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

As of June 30, 2010, $372,000 in dividends had been accrued, which represents accruals through September 30, 2004. No dividends were accrued in 2010 or 2009.

Series B Preferred Stockholders

Prior to the conversion of our Series B preferred stock on September 29, 2009, the Series B stockholders were entitled to a 4% cumulative dividend on the stated value, which was payable only upon conversion of the preferred stock. Dividends were to be paid in stock or cash at Hyperdynamics' option. During the year ended June 30, 2009, related party dividends of $97,000 were accrued and a related party converted 40.5 shares of Series B Preferred Stock into 300,000 shares of common stock.   Dividends payable to the related party at the time of conversion were $7,000, which was paid by issuing 21,884 shares of our common stock.

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

Under the terms of the Series B Agreement, if we completed an equity or debt financing in the future of $10,000,000 or more, we also agreed to (i) pay a previously owed dividend in the aggregate amount of $430,000 to the Series B holders and (ii) subject to market conditions, release from the lock-up provision described above, up to 1,000,000 shares of common stock received in connection with the Series B preferred stock conversion in order to allow for resale by the Series B holders. On April 23, 2010, following our April 20, 2010 registered direct offering, $430,000 was paid to the Series B holders.

Agreement with Certain Stockholders

On July 21, 2010, the Company entered into two agreements (the “Letter Agreements”) with certain holders of Common Stock in which an aggregate of 13,400,000 shares of Common Stock of the Company and Warrants to purchase an aggregate of 3,980,000 shares of Common Stock of the Company that are owned by the holders (the shares of Common Stock and shares of Common Stock underlying the Warrants are collectively referred to as the “Securities”) will be subject to certain lock-up restrictions. The holders have agreed that, during the period beginning on July 21, 2010, and ending nine months later on April 21, 2011 (the “Restriction Period”), except under certain circumstances discussed below and identified in the Letter Agreements, without the written consent of the Company, they will not (i) sell, offer to sell, contract to agree to sell, hypothecate, hedge, pledge, grant any option to purchase, make any short sale or otherwise dispose of or agree to dispose of, directly or indirectly, any of the 13,400,000 shares of Common Stock held by them or the 3,980,000 shares that may be acquired pursuant to exercise of the Warrants, or any of the 3,980,000 Warrants or (ii) enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of any of these Securities, whether any such transaction is to be settled by delivery of such Securities, in cash or otherwise. During the Restriction Period (i) 15 percent of the locked-up shares will be released from the lock-up if the stock price reaches $3 a share for five consecutive trading days, (ii) 50 percent will be released if the price reaches $5 a share for five days, and (iii) 100 percent will be released if the stock price reaches $9 a share for the same period. Under the terms of the Letter Agreements, the holders also agreed to donate an aggregate of 2,000,000 shares of Common Stock and Warrants to purchase an aggregate of 1,000,000 shares of Common Stock to the American Friends of Guinea, a charitable organization with which the Company is working to provide support to the people of Guinea. The agreement entered into between the Company and the holders dated September 29, 2009 is terminated under the terms of the Letter Agreements.

Common Stock issuances

For exercise of options for cash:

No options were exercised for cash during the year ended June 30, 2009 or June 30, 2010.

For exercise of warrants for cash:

During the fiscal year ended June 30, 2010, Enable exercised all warrants to purchase 4,646,465 shares of common stock at an exercise price of $0.95 for total gross proceeds of $4,414,142.  No warrants were exercised for cash during the year ended June 30, 2009.

For cashless exercise of options:

During the year ended June 30, 2010, we issued 124,653 shares of common stock upon the cashless exercise of stock options to purchase 220,000 shares of common stock.  There were no cashless exercises of options for the year ended June 30, 2009.

For cashless exercise of warrants:

During the year ended June 30, 2010, we issued 201,490 shares of common stock to YA Global upon the cashless exercise of warrants to purchase 520,000 shares of common stock.  There were no cashless exercises of warrants for the year ended June 30, 2009.

For services:

During the year ended June 30, 2010, we issued 192,049 shares of common stock from our Stock and Stock Option plan to employees, directors and consultants for services valued at $143,000. Services were valued using the market close price on the date of grant.

In July 2008, we entered an agreement with an international law firm to support our 2006 PSC for services to be provided from July 2008 through March 2009.  The agreement required that we issue a combination of our common stock and cash as payment for services of approximately $700,000.  The contract also provided for a true-up six months after the date any shares were issued and upon final settlement.  Under the true-up provision, the law firm was entitled to receive additional shares if the market value of our common stock declined in value prior to full payment of the obligations.  The true up provision constitutes an obligation to issue a variable number of shares based upon a fixed monetary value (the “variable share issuance obligation”).  All issuances of our common stock were recorded at the fair value of the shares at the date of grant.  During the year ended June 30, 2009 we issued 350,000 shares of our common stock valued at $543,000 as an initial payment under the agreement.  We accrued an additional $584,500 of expense in respect of the variable share issuance obligation and the amount remained unsettled as of June 30, 2009.  During the year ended June 30, 2010, we settled the variable share issuance obligation by issuing 250,000 shares of our common stock valued at $181,000 and made a payment totaling $214,843.

During the year ended June 30, 2009, Hyperdynamics issued 1,835,448 shares of common stock for services rendered by consultants, employees, and independent members of the board of directors with a total value of $1,014,000. Services were valued using the market close price on the date of grant.

During the year ended June 30, 2009, Hyperdynamics issued 66,000 shares for the payment of deferred financing costs related to the issuance of the convertible debentures.  The shares were valued at $103,000 based on the closing market price on the date of grant.

For cash:

On November 12, 2009, we entered into a Shares Purchase Agreement with Enable Growth Partners, L.P. (“Enable”), which then held certain securities that were previously issued by us.  Pursuant to the Shares Purchase Agreement, we issued to Enable 1,578,948 shares of our common stock, par value $0.001 per share.  The aggregate net proceeds from the offering, after deducting offering expenses payable by us, were approximately $1,485,000.  The offering closed on November 17, 2009.

On December 3, 2009, we entered into a Securities Purchase Agreement pursuant to which we agreed to sell an aggregate of 7,222,223 shares of our common stock and warrants to purchase a total of 3,250,000 shares of our common stock to institutional investors for gross proceeds of approximately $6.5 million.  The net proceeds to us from the offering, after deducting placement agent fees and our offering expenses, were approximately $6,045,000.  The placement agent also received warrants to purchase 144,444 shares of common stock as additional compensation.  The purchase price of a share of common stock and fractional warrant was $0.90.  Subject to certain ownership limitations, the warrants are exercisable 181 days following the closing date of the offering and expire four years following the initial exercise date at an exercise price of $0.98.  See Note 13 for additional information.  The offering closed on December 7, 2009.  The proceeds from this offering were used to pay for a portion of the current seismic program as well as to retire remaining convertible debt.

On April 20, 2010, the Company entered into a securities purchase agreement pursuant to which the Company agreed to sell an aggregate of 8,076,925 shares of our common stock and warrants to purchase a total of 2,826,923 shares of our common stock to institutional investors for gross proceeds of approximately $10.5 million. The net proceeds to us from the offering, after deducting placement agent fees and our offering expenses, were approximately $9,670,000. The purchase price of a share of common stock and warrant was $1.30.  Subject to certain ownership limitations, the warrants are exercisable 181 days following the closing date of the offering. Warrants to purchase 807,692 shares of common stock expire one year following the initial exercise date.  Warrants to purchase 2,019,231 shares of common stock expire five years following the initial exercise date. The warrants have an exercise price of $1.58.  The exercise price of the warrants is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions.  See Note 13 for additional information.

There were no issuances of common stock for cash for the fiscal year ended June 30, 2009.

For conversion of convertible debenture:

During the year ended June 30, 2010, based upon the conversion prices of $1.65 and $0.95 per share, the convertible debenture investor converted a total principal amount, including interest accreted to principal, of $1,296,000 (net of a discount of $1,116,000) into 1,949,411 shares of our common stock.

During the year ended June 30, 2009, holders of the convertible debentures elected to convert debentures in the principal amount of $3,862,000 into 2,250,000 shares of common stock. The conversion of the debentures accelerated the amortization of discounts in the amount of $1,824,000, resulting in the shares issued being valued at the net amount of $2,038,000.

Employee stock options

During the year ended June 30, 2010, we granted options to purchase 7,514,000 shares of common stock to our employees and directors.   The compensation expense associated with employee stock options during the year ended June 30, 2010 was $1,579,000. During the year ended June 30, 2009, we granted options to purchase 870,000 shares of common stock to our employees and directors.   The compensation expense associated with employee stock options during the year ended June 30, 2009 was $281,000. See Note 13 for additional information.

Other items affecting equity

In July 2008, Hyperdynamics entered into a contract for 2D seismic work offshore Guinea. The contract provided for Hyperdynamics to issue 2,500,000 shares of common stock to the vendor as a deposit. The value ascribed to the stock by the parties in the contract was $6.00 per share. The 2,500,000 shares were issued during August 2008 and delivered to the vendor during October 2008. The contract provided that the stock may be sold to pay invoices after the seismic work began. Any proceeds from the sale of this stock would be applied by the direction of us to any legitimate outstanding invoices. Should we elect to pay cash for the seismic work, any remaining unsold stock will be returned to us.  Because there was no performance commitment, there was no accounting recognition of the stock issued for the year ended June 30, 2010 and 2009, in accordance with EITF 00-18 governing share-based payment to non-employees. As a result, these shares were not shown as issued in the accompanying financial statements. We paid cash for this entire work program, and the entire 2,500,000 share stock certificate was returned to us in August 2010.

13. STOCK OPTIONS AND WARRANTS

On February 18, 2010, at our annual meeting of stockholders, the board of directors and stockholders approved the 2010 Equity Incentive Plan (the “2010 Plan”). Prior to the 2010 stockholder meeting, we had two stock award plans: the Stock and Stock Option Plan, which was adopted in 1997 (“1997 Plan”) and the 2008 Restricted Stock Award Plan (“2008 Plan”). In conjunction with the approval of the 2010 Plan at the annual meeting, the 1997 Plan and 2008 Plan were terminated as of February 18, 2010.

The 2010 Plan provides for the grants of shares of common stock, restricted stock or incentive stock options and/or nonqualified stock options to purchase our common stock to selected employees, directors, officers, agents, consultants, attorneys, vendors and advisors of ours’ or of any parent or subsidiary thereof. Shares of common stock, options, or restricted stock can only be granted under this plan within 10 years from the effective date of February 18, 2010. A maximum of 5,000,000 shares are issuable under the 2010 Plan and at June 30, 2010, 3,851,000 shares remained available for issuance.

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

The fair value of non-market based options or warrants are estimated using the Black-Scholes valuation model. For market based options, the fair value was estimated using a Black-Scholes option pricing model with inputs adjusted for the probability of the vesting criteria being met and the median expected term for each grant as determined by utilizing a Monte Carlo simulation. Expected volatility is based solely on historical volatility of our common stock over the period commensurate with the expected term of the stock options. We rely solely on historical volatility as we do not have traded options. The expected term calculation for stock options is based on the simplified method as described in the Securities and Exchange Commission Staff Accounting Bulletin number 107. We use this method because we do not have sufficient historical information on exercise patterns to develop a model for expected term. The risk-free interest rate is based on the U. S. Treasury yield in effect at the time of grant for an instrument with a maturity that is commensurate with the expected term of the stock options. The dividend yield rate of zero is based on the fact that we have never paid cash dividends on our common stock and we do not intend to pay cash dividends on our common stock.

2008 Restricted Stock Award Plan

During the years ended June 30, 2010 and 2009 no options or warrants were issued under the plan.

1997 Stock and Stock Option Plan

Options granted to employees and directors:

The following table provides information about options granted under this plan during the years ended June 30:

	2010	2009
Number of options granted	6,365,000	870,000
Compensation expense recognized	$1,501,132	$281,000
Compensation cost capitalized	-	-
Weighted average fair value of options	$0.45	$0.24

The following table details the significant assumptions used to compute the fair market values of employee stock options granted during the years ended June 30:

	2010	2009
Risk-free interest rate	0.37 - 3.58%	0.40 – 2.63%
Dividend yield	0%	0%
Volatility factor	113 - 178%	89 – 118%
Expected life (years)	0.4 – 5.0	1 – 2.5

2010 Stock Option Plan

Options granted to employees and directors:

With the approval of the 2010 Plan at the annual meeting, this plan was effective as of February 18, 2010. The following table provides information about options granted during the year ended June 30:

2010
Number of options granted	1,149,000
Compensation expense recognized	$77,660
Compensation cost capitalized	-
Weighted average fair value of options	$0.85

The following table details the significant assumptions used to compute the fair market values of employee stock options granted during the year ended June 30:

2010
Risk-free interest rate	0.17 - 2.75%
Dividend yield	0%
Volatility factor	58 - 165%
Expected life (years)	0.23 – 5.0

Summary information regarding employee stock options issued and outstanding under all plans as of June 30, 2010 is as follows:

	Options	Weighted Average Share Price	Aggregate intrinsic value	Weighted average remaining contractual life (years)
Outstanding at year ended June 30, 2008	2,238,696	$3.45	320,000	1.79
Granted	870,000	1.07
Exercised	-	-
Expired	(888,989)	1.57
Outstanding at year ended June 30, 2009	2,219,707	3.27	45,375	1.76
Granted	7,514,000	0.83
Exercised	(220,000)	0.63
Forfeited	(130,000)	2.05
Expired	(1,434,947)	4.10
Options outstanding at year ended June 30, 2010	7,948,760	$0.91	$2,589,600	6.20
Options exercisable at year ended June 30, 2010	2,553,760	$1.14	$664,100	2.96

Options outstanding and exercisable as of June 30, 2010
Exercise Price	Outstanding Number of Shares	Remaining Life	Exercisable Number of Shares
$0.01 – 0.99	75,000	1 year or less	75,000
0.01 – 0.99	100,000	1 year	100,000
0.01 – 0.99	85,000	2 years	85,000
0.01 – 0.99	150,000	3 years	50,000
0.01 – 0.99	1,800,000	4 years	750,000
0.01 – 0.99	480,000	6 years	-
0.01 – 0.99	810,000	7 years	-
0.01 – 0.99	1,200,000	11 years	-
1.00 – 1.49	105,000	1 year or less	105,000
1.00 – 1.49	100,000	1 year	-
1.00 – 1.49	920,000	4 years	800,000
1.00 – 1.49	680,000	9 years	-
1.00 – 1.49	294,000	10 years	-
1.50 – 1.99	30,000	1 year or less	30,000
1.50 – 1.99	611,000	4 years	50,000
2.00 - $2.49	120,000	1 year or less	120,000
2.00 - $2.49	235,000	1 year	235,000
2.50 - $3.00	88,760	1 year or less	88,760
3.00 - $3.50	65,000	1 year or less	65,000
	7, 948,760		2,553,760

Options outstanding and exercisable as of June 30, 2009
Exercise Price	Outstanding Number of Shares	Remaining Life	Exercisable Number of Shares
$0.01 – 0.49	75,000	2 years	75,000
0.01 – 0.49	165,000	3 years	165,000
0.01 – 0.49	150,000	5 years	150,000
1.00 – 1.49	22,500	1 year or less	22,500
1.00 – 1.49	60,000	2 years	60,000
1.00 – 1.49	30,000	3 years	30,000
1.50 – 1.99	15,000	1 year or less	15,000
1.50 – 1.99	90,000	2 years	90,000
2 - $2.49	248,447	1 year or less	248,447
2 - $2.49	170,000	2 years	170,000
2 - $2.49	295,000	3 years	295,000
2.50 - $2.99	65,000	1 year or less	65,000
2.50 - $2.99	153,760	2 years	153,760
3 - $3.50	15,000	1 year or less	15,000
3 - $3.50	65,000	2 years	65,000
5.00	300,000	3 years	-
10.00	300,000	3 years	-
	2, 219,707		1,619,707

At June 30, 2010, there was $2,244,000 of unrecognized compensation costs related to non-vested share based compensation arrangements granted to employees under the plans.

During 2010, a total of 1,975,000 options, with a weighted average grant date fair value of $0.57 per share, vested in accordance with the underlying agreements. Unvested options at June 30, 2010 totaled 5,395,000 with a weighted average grant date fair value and exercise price of $0.47, and $1.14, respectively, an amortization period of 2.66 years and a weighted average remaining life of 7.73 years.

Options granted to employees, directors and vendors during the year ended June 30, 2010:

•
550,000 stock options granted to a vendor for services rendered associated with the search and hiring of our new CEO, Ray Leonard.  These options are immediately vested and have a $1.28 strike price and a five year life. These options had an estimated value of $491,095, all of which was expensed immediately.

•
250,000 stock options granted with immediate vesting to Robert Solberg in connection with his addition and appointment to the Board of Directors as Chairman of the Board with a strike price of $1.15 and a five year life. These options had an estimated value of $247,525.

•
155,000 stock options granted with immediate vesting to certain officers and directors of the Company with a strike price of $0.52. A total of 60,000 of the options have a two year life and the remaining 95,000 options have a three year life. These options had an estimated value of $41,937.

•
45,000 stock options granted with immediate vesting to an officer of the Company with a strike price of $0.42 and a three year life. These options had an estimated value of $13,442 all of which was expensed immediately.

•
90,000 stock options granted to an employee of the Company in connection with his hiring with a strike price of $0.54, vesting ratably over three years and a five year life. These options had an estimated value of $25,110.

•
200,000 stock options for a director of the Company with a strike price of $0.40, with vesting dependent upon certain performance conditions and a two year life. These options had an estimated value of $31,715.

•
50,000 stock options to a director upon his election to the Board of the Company with a strike price of $1.54, immediate vesting and a five year life. These options had an estimated value of $53,720, all of which was expensed immediately.

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

All awards vest 1/36 per month over a three-year period from the Trigger Event.  These options have a five year life, and the exercise price will be $0.49.

A market based stock option incentive grant was made to our CEO based on achieving the following share price thresholds:

$2.00/share	90,000 stock options
$3.00/share	210,000 stock options
$5.00/share	600,000 stock options
$9.00/share	1,200,000 stock options

All awards vest 1/36 per month over a three-year period from the Trigger Event.  These options have a five year life, and the exercise price will be $0.49.

For awards related to the $2.00 and $3.00 share price, the stock option is earned if the closing price of the shares trade at or above the target price for 15 consecutive trading days.  For awards related to the $5.00 and $9.00 share price, the stock option is earned if the closing price of the shares trade at or above the target price for 5 consecutive trading days.

These options had a fair value of $692,409. Based on the expected vesting schedule, $342,810 was expensed during the year ended June 30, 2010.

•
In October and November 2009, we granted options to purchase 825,000 shares of common stock to employees, directors and consultants. The options have an exercise price of between $1.12 and $1.61 and a term of five years. The options vest ratably over three years. These options had an estimated fair value of $838,272.

•
In December 2009, we granted options to purchase 400,000 shares of common stock to William Young, our Executive Vice President of Commercial Affairs. The options have an exercise price of $0.92 per share and a term of five years. Options to purchase 200,000 shares of common stock vest ratably over three years. The remaining 200,000 market based awards vest upon achieving a trading share price for our common stock of $3.00 per share. These options had an estimated fair value of $231,742.

•
In January 2010, 200,000 stock options granted to an employee of the Company in connection with his hiring with an exercise price of $0.87, vesting ratably over three years and a five year life. These options had an estimated value of $133,913.

•
In January 2010, 100,000 market based stock options granted to an officer of the Company with an exercise price of $0.90, vesting upon achieving a trading share price for our common stock of $3.00 per share and a five year term. These options had an estimated value of $43,153.

•
Between April and June 2010, we granted options to purchase 555,000 shares of common stock to employees. The options have an exercise price of between $1.07 and $1.49 and a term of ten years. The options vest ratably over three years. These options had an estimated fair value of $476,563.

•
In May 2010, we granted options to purchase 300,000 shares of common stock to an employee. The options have an exercise price of $1.06 per share and a term of ten years. Options to purchase 200,000 shares of common stock vest ratably over three years. The remaining 100,000 market based awards vest upon achieving a trading share price for our common stock of $3.00 per share. These options had an estimated fair value of $228,968.

•
In June 2010, we granted options to purchase 294,000 shares of common stock to directors. The options have an exercise price of $1.09 and a term of ten years. The options vest ratably over two years. These options had an estimated fair value of $273,260.

Options granted to employees and directors during the year ended June 30, 2009:

•
705,000 stock options granted to employees with exercise prices ranging from $0.24 to $2.00 per share. These options vested immediately and have a three year life. These options had an estimated fair value of $157,751, all of which was expensed immediately.

•
165,000 stock options granted to directors with exercise prices ranging from $0.31 to $1.68 per share. These options vested immediately and have a two year life. These options had an estimated fair value of $54,750, all of which was expensed immediately.

Warrants

During the years ended June 30, 2010 and 2009, we did not grant any warrants to consultants.

In addition to the compensatory warrants granted, as discussed above, we issued or modified the following warrants during the years ended June 30, 2010 and 2009:

Year ended June 30, 2010:

The holders of all of our Series B preferred stock agreed to the cancellation of warrants to purchase 1,000,000 shares of the Company’s common stock.

As a result of the offerings in November and December 2009, outstanding YA Global warrants to purchase 666,666 shares of common stock at an exercise price of $1.65 were amended to increase the number of underlying shares of common stock to 1,222,222 and decrease the exercise price to $0.90 per share. These warrants are included in the warrant derivative liability. The change in value of the warrants as a result of the amendment is reflected in the valuation of the derivative as of June 30, 2010.

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

As a result of the equity transaction in November 2009, the exercise price of warrants held by Enable and previously granted as part of the convertible debenture transaction discussed in Note 10, was reduced from $2.50 to $0.95 per share for 1,111,111 warrants, and from $2.25 to $0.95 per share for 1,111,111 warrants, subject to no further adjustment other than for stock splits and stock dividends. This modification resulted in an increased fair value of $158,000, which has been treated as additional interest expense and which was calculated as the difference in the fair value of the warrants immediately before and after the modification using the Black-Scholes option pricing model. The following table details the significant assumptions used to compute the fair market value of the warrant modification:

	Before Modification	After Modification
Risk-free interest rate	2.63%	2.63%
Dividend yield	0%	0%
Volatility factor	125%	125%
Remaining term (years)	5.80	5.80

During the fiscal year ended June 30, 2010, Enable exercised all 4,646,465 warrants for a total $4,414,142.

As a result of the equity transaction in December 2009, the Company issued warrants to purchase a total of 3,250,000 shares of its common stock to institutional investors.  The placement agent in the transaction received 144,444 warrants. The warrants have an exercise price of $0.98 per share a term of four years from the date they become exercisable and are exercisable 181 days following the close of the transaction. The exercise price of the warrants may be adjusted in the case of stock splits, stock dividends or combinations of shares, or in the event the Company issues rights, options or warrants to all holders of the Company’s common stock with an exercise or purchase price less than the volume weighted average price of the Company’s shares on the record date. The warrants issued to the investors and the placement agent had a relative fair value of $1,572,000 and $70,000, respectively. The relative fair value of the 7,222,223 shares issued in the transaction was $4,403,000 based upon the market price on the transaction date. The fair value of the warrants was determined using the Black-Scholes option pricing model. The following table details the significant assumptions used to compute the fair market value of the warrant modification:

Risk-free interest rate	2.14%
Dividend yield	0%
Volatility factor	118%
Expected term (years)	4.5

On April 20, 2010, the Company entered into a securities purchase agreement pursuant to which the Company agreed to sell an aggregate of 8,076,925 shares of its common stock and warrants to purchase a total of 2,826,923 shares of its common stock to institutional investors for gross proceeds of approximately $10.5 million.  The placement agent in the transaction received 161,539 warrants. The purchase price of a share of common stock and warrant was $1.30.  Subject to certain ownership limitations, the warrants are exercisable 181 days following the closing date of the offering. Warrants to purchase 807,692 shares of common stock expire one year following the initial exercise date.  Warrants to purchase 2,019,231 shares of common stock expire five years following the initial exercise date. The warrants will have an exercise price of $1.58.  The exercise price of the warrants is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions. The warrants issued to the investors and the placement agent had a relative fair value of $442,000 and $1,755,000, respectively.  The relative fair value of the 8,076,925 shares issued in the transaction was $8,303,000 based upon the market price on the transaction date. The fair value of the warrants was determined using the Black-Scholes option pricing model. The following table details the significant assumptions used to compute the fair market value of the warrant modification:

Risk-free interest rate	0.41%	2.49%
Dividend yield	0%	0%
Volatility factor	118%	118%
Expected term (years)	1.5	5.5

Year ended June 30, 2009:

In September 2008, we issued warrants to purchase 1,111,111 shares of common stock at $3.00 per share and warrants to purchase 1,111,111 shares of common stock at $2.75 per share in conjunction with the issuance of $5,000,000 of convertible debentures.  (See Note 9)

The investors in the convertible debentures previously received 2,424,243 warrants to purchase common stock with an exercise price of $3.27 per share as part of a registered direct offering of our common stock completed in May 2008.  The provisions of the warrants include a reduction in the exercise price in the event stock or convertible securities were issued with a lower exercise price. In September 2008, by agreement with the investors, the exercise price of the warrants was reduced from $3.27 to $3.00. The modification resulted in a deemed dividend of $29,000, which was calculated using the Black-Scholes method. The following table details the significant assumptions used to compute the fair market value of the modification to these warrants:

	Before	After
Risk-free interest rate	3.45%	3.45%
Dividend yield	0%	0%
Volatility factor	111.88%	111.88%
Remaining term (years)	6.7	6.7

On November 20, 2008, Hyperdynamics entered into an amendment agreement with the same warrant holder.  The agreement reduced the exercise price of the 2,424,243 warrants issued during May 2008 to $2 per share. The modification resulted in a fair value of $75,000, which was calculated using the Black-Scholes method. The following table details the significant assumptions used to compute the fair market value of the modification to these warrants:

	Before	After
Risk-free interest rate	2.43%	2.43%
Dividend yield	0%	0%
Volatility factor	111.62%	111.62%
Remaining term (years)	6.47	6.47

Pursuant to the agreement, the price of the warrants, originally issued in September 2008, was also reduced from $2.75 and $3.00 to $2.25 and $2.50, respectively. The modification resulted in a fair value of $31,000, which was calculated using the Black-Scholes method. The following table details the significant assumptions used to compute the fair market value of the warrant modification:

	Before	After
Risk-free interest rate	2.43%	2.43%
Dividend yield	0%	0%
Volatility factor	112.32%	112.32%
Remaining term (years)	6.78	6.78

The total fair value of these warrant modifications of $106,000 was included in the discount on the post modification debt further described in Note 9 above, with the offsetting credit recorded as additional paid in capital.

 Summary information regarding common stock warrants issued and outstanding as of June 30, 2010 is as follows:

	Warrants	Weighted Average Share Price	Aggregate intrinsic value	Weighted average remaining contractual life(years)
Outstanding at year ended June 30, 2008	11,717,692	$2.54	346,000	4.42

Granted	2,222,222	2.56
Exercised	-	-
Expired	(3,596,783)	2.84
Outstanding at year ended June 30, 2009	10,343,131	$1.99	$45,375	5.59

Granted	6,938,462	$1.16
Exercised	(5,166,465)	0.94
Expired	(1,050,000)	4.05
Outstanding at year ended June 30, 2010	11,065,128	$1.25	$1,168,000	3.93

Warrants outstanding and exercisable as of June 30, 2010

Exercise Price	Outstanding Number of Shares	Remaining Life	Exercisable Number of Shares
$0.90	702,222	3 years	702,222
0.90	3,480,000	4 years	3,480,000
0.98	3,394,444	4 years	3,394,444
1.58	807,693	1 years	807,693
1.58	2,180,769	5 years	2,180,769
4.00	500,000	4 years	500,000
	11,065,128		11,065,128

Warrants outstanding and exercisable as of June 30, 2009

Exercise Price	Outstanding Number of Shares	Remaining Life	Exercisable Number of Shares
$1.65	666,666	4 years	666,666
1.65	3,480,000	5 years	3,480,000
2.00	2,424,243	6 years	2,424,243
2.25	1,111,111	7 years	1,111,111
2.50	1,111,111	7 years	1,111,111
4.00	1,500,000	5 years	1,500,000
5.00	50,000	2 years	-
	10,343,131		10,293,131

Of the 11,065,128 warrants outstanding at June 30, 2010, 8,076,666 are exercisable, while the 2,988,462 of warrants issued on April 20, 2010, as described above, are exercisable 181 days following the closing date of the offering.

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

The Georgia Court of Appeals rejected our appeal of the trial court’s order dismissing the non-Georgia defendants because it was not a “final order,” though it was in effect as to the dismissed defendants.  The Court of Appeals’ action returned the case to the trial court where a Motion for Reconsideration was filed due to a dramatic change in the law of personal jurisdiction in Georgia. (See Innovative Clinical & Consulting v. First National Bank of Ames, 279 Ga. 672 (2005).   On November 25, 2008, the court consented to an interlocutory appeal of the ruling, thereby allowing that ruling to become final and allow for appeal.  The appeal was filed on October 3, 2009 and briefing should concluded by January 22, 2010 with a ruling expected in 2010.    The Georgia Court of Appeals reversed the trial court in July, 2010 and held that jurisdiction existed. The defendants affected by this ruling have sought review by the Georgia Supreme Court. The Company has determined that the possibility of loss is remote and has not recorded a potential liability.

Ashley and Wilburn Lawsuits

Trendsetter Production Company was named in two separate lawsuits, Raymond Thomas et al v. Ashley Investment et al and Wilburn L. Atkins and Malcolm L. Mason Jr. vs. BP America Production et al, Nos. 38,839 and 41,913-B, respectively, “C”, 5th  Judicial District Court, Parish of Richland, State of Louisiana. These cases are environmental cleanup cases involving wells operated by Trendsetter prior to our acquisition of Trendsetter. These cases are in the early discovery stage and our attorneys are developing strategies to defend the suits. We believe losses from these cases are possible; however, the loss or range of loss cannot be reasonably estimated.

COMMITMENTS AND CONTINGENCIES

Contingent notes payable

Hyperdynamics' subsidiary, SCS, has $350,000 remaining of a contingent note payable due to Seacon Computer Systems Inc., the former owners of SCS Corporation's assets. It is payable in Hyperdynamics common stock and it is payable only if SCS has net income in any given quarter. If SCS experiences net income in a quarter, 25% of the income will be paid against the note, until the contingency is satisfied.

PGS Geophysical AS, Norway

On June 11, 2010, the Company entered into an Agreement for the Supply of Marine Seismic Data (“3D Seismic Contract”) with PGS Geophysical AS, Norway (“PGS”).  Under the terms of the 3D Seismic Contract PGS agreed to conduct the acquisition phase of a 3,635 square kilometer 3D seismic survey of the area that is subject to the Company’s rights, or concession, to explore and exploit offshore oil and gas reserves off the coast of Guinea.  The intended purpose of the 3D seismic survey is to obtain detailed imaging of the multiple prospects which were identified from the Company’s prior 2D seismic data of the concession.

Under the terms of the 3D Seismic Contract, PGS has agreed to carry out the survey in two separate portions that commenced in August 2010.  The cost of the survey under the 3D Seismic Contract is estimated to be $21.0 million, including mobilization and demobilization expenses.

In addition, the Company has contracted with PGS to process the data from the 3D seismic survey. The seismic data processing is expected to cost about $2.5 million and be completed in the first quarter of 2011.

Operating Leases

Hyperdynamics leases vehicles and office space under long-term operating leases with varying terms. Most of the operating leases contain renewal and purchase options. Hyperdynamics expects that in the normal course of business, the majority of operating leases will be renewed or replaced by other leases.

The following is a schedule by years of minimum future rental payments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of June 30, 2010:

Years ending June 30:
(in thousands)
2011	$124
2012	221
2013	241
2014	268
2015	194
Total minimum payments required	$1,048

Rent expense included in net loss from operations for the years ended June 30, 2010 and 2009 was $154,000 and $ 125,000, respectively.

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

15. SUBSEQUENT EVENTS

3D Marine Seismic Data Payments

On June 11, 2010, we entered into the 3D Seismic Contract with PGS. The cost of the survey under 3D Seismic Contract is estimated to be $21.0 million, including mobilization and demobilization expenses.  The Company expects its share of the cost to be 77% of that amount. Under the terms of the 3D Seismic Contract, we secured a Letter of Credit in the amount of $21.0 million for the sole purpose of funding this seismic acquisition. As work is performed and invoiced, PGS will submit draw documents to the institution the letter of credit is with for payment of such invoices under the terms of the agreement

In August, we received the first invoice for mobilization of the vessel performing this seismic acquisition in the amount of $1.3 million. We have received Dana’s 23% share of these costs, and the invoice has been paid under the Letter of Credit which now has been reduced to $19.7 million. In early September, we received the next PGS invoice for seismic acquisition work performed during August, in the amount of $7.5 million. We have invoiced Dana for their 23% share, or $1.7 million, and the Letter of credit is set to fund the $7.5 million invoice in early October.

The Letter of Credit is through Amegy Bank N.A. and the Letter of Credit Reimbursement Agreement was entered into on July 15, 2010. The Letter of Credit is secured by a Certificate of Deposit, which was funded in the amount of $21.0 million on July 8, 2010 and bears interest at a rate of 0.25% per annum. We will incur an issuance fee with respect to the Letter of Credit computed at the rate of 0.0125% per annum on the daily average amount available to be drawn under the Letter of Credit from and including the date of issuance until the stated expiry date payable quarterly in arrears on the last business day of each calendar quarter end commencing September 30, 2010. In addition, with respect to each Draft paid, we will pay the bank a transaction fee in the amount of $125, an advising fee in the amount of $150 and a swift fee in the amount of $75.

Warrants Exercised

Significant warrant exercises since June 30, 2010 include:

•
On September 8, 2010, 235,000 warrants with a strike price of $0.90 were exercised on a cashless basis for a net issuance of 100,287 shares of the Company’s common stock and on September 23, 2010 233,611 warrants with a strike price of $0.90 were exercised on a cashless basis for a net issuance of 122,953 shares of the Company’s common stock.

•	On September 9, 2010, 50,000 warrants with a strike price of $0.98 were exercised for cash resulting in proceeds to us of $49,000.

Equity transactions

Significant stock options granted, exercised, forfeited or expired since June 30, 2010 include:

•
75,000 stock options under the 2010 Plan for certain employees of the Company with a strike price of $1.22, with a ten year life. The 75,000 options have immediate vesting, upon our stock achieving a 5 day weighted average price of $3.00.

•	On September 7, 2010, 22,500 options with strike prices ranging from $0.31 to $1.13 were exercised for cash resulting in proceeds to us of $14,175.

 16. SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED)

In December 2008 the SEC announced revisions to its regulations on oil and gas reporting. In January 2010, the Financial Accounting Standards Board issued an accounting standards update which was intended to harmonize the accounting literature with the SEC’s new regulations.

Future cash flows for 2010 would be computed by applying average price for the year to the year-end quantities of proved reserves. The 2010 average price for the year would be calculated using the twelve month period prior to the ending date of the period covered by the report, determined as an unweighted arithmetic average of the first day of the month price for each month within such period. The Company had no proved reserves in 2010. Future cash flows for 2009 were computed by applying the year end price to the year-end quantities of proved reserves.

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

The standardized measure of discounted future net cash flows as of June 30, 2009 was computed by applying year-end prices of oil and gas (with consideration of price changes only to the extent provided by contractual arrangements) to the estimated future production of proved oil and gas reserves, less estimated future expenditures (based on year-end costs) to be incurred in developing and producing the proved reserves, less estimated future income tax expenses. The estimated future net cash flows are then discounted using a rate of 10% per year to reflect the estimated timing of the future cash flows.

 Capitalized Costs Related to Oil and Gas Activities

Aggregate capitalized costs relating to the Hyperdynamics’ crude oil and natural gas producing activities, including asset retirement costs and related accumulated depreciation, depletion & amortization are shown below:

	United	Republic of
	States	Guinea	Total
(in thousands)
June 30, 2010
Unproved properties	$-	$92	$92
Proved properties	-	-	-
Oilfield equipment	-	-	-
	-	92	92
Less accumulated DD&A	-	-	-
Net capitalized costs	$-	$92	$92

June 30, 2009
Unproved properties	$-	$7,663	$7,663
Proved properties	-	-	-
Oilfield equipment	-	-	-
	-	7,663	7,663
Less accumulated DD&A	-	-	-
Net capitalized costs	$-	$7,663	$7,663

Costs Incurred in Oil and Gas Activities

Costs incurred in connection with Hyperdynamics’ crude oil and natural gas acquisition, exploration and development activities are shown below:

	United	Republic of
	States	Guinea	Total
(in thousands)
June 30, 2010
Property acquisition:
Unproved	$-	$185	$185
Proved	-	-	-
Exploration	-	15,232	15,232
Development	-	-	-
Total costs incurred	$-	$15,417	$15,417

June 30, 2009
Property acquisition:
Unproved	$-	$-	$-
Proved	-	-	-
Exploration	-	349	349
Development	78	-	78
Total costs incurred	$78	$349	$427

Results of Operations for Producing Activities

The following schedule includes only the revenues from the production and sale of gas, oil, condensate and NGLs. The income tax expense is calculated by applying the current statutory tax rates to the revenues after deducting costs, which include DD&A allowances, after giving effect to permanent differences. Due to significant net operating loss carryforwards related to producing activities, income taxes have not been provided at June 30, 2009. The results of operations exclude general office overhead and interest expense attributable to oil and gas activities. We sold our domestic producing activities in 2009 and have no such activity for the year ended June 30, 2010.

	2010	2009
(in thousands)
Net revenues from production	$-	$2,397
Production costs:
Oil and gas operating	-	1,123
Other taxes	-	208
Total production costs	-	1,331

Depreciation, depletion and amortization	-	598
Impairment of oil and gas properties	-	2,303
Total costs	-	4,232

Income (loss) before income taxes	-	(1,835)
Income tax expense	-	-

Results of operations	$-	$(1,835)

DD&A rate per net equivalent barrel	$-	$17.20

DD&A and impairment rate per net equivalent barrel	$-	$83.43

Proved Reserves

Hyperdynamics does not hold any proved reserves as of June 30, 2010 and 2009.

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves

Sources of Changes in Discounted Future Net Cash Flows

We hold no proved reserves as of June 30, 2010 and 2009. Principal changes in the aggregate standardized measure of discounted future net cash flows attributable to the Hyperdynamics’ proved crude oil reserves at year end June 30, 2009 are set forth in the table below.
2009

Standardized measure of discounted future net cash flows at the beginning of the year	$8,842,000

Net changes in prices and production costs	-
Changes in estimated future development costs	-
Sales of oil and gas, net of production costs	(1,066,000)
Extensions, discoveries and improved recovery less related costs	-
Purchases (sales) of minerals in place	(7,776,000)
Revisions of previous quantity estimates	-
Previously estimated development costs incurred	-
Net change in income taxes	-
Accretion of discount	-

Standardized measure of discounted future net cash flows at the end of the year	$-

  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On December 17, 2008, we discharged our former certifying accountant, Malone & Bailey, PC.  During the past two fiscal years, there were no adverse opinions or disclaimers of opinion, or qualifications or modifications as to uncertainty, audit scope, or accounting principles by Malone & Bailey, PC in those reports. The decision to change accountants was approved by our audit committee of the board of directors.  During the two fiscal years and during the interim period commencing on July 1, 2008 and ending on December 17, 2008, preceding the discharge of Malone & Bailey, PC as our principal accountants, there were no disagreements with Malone & Bailey, PC, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Malone & Bailey, PC's satisfaction, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report. Malone & Bailey, PC did not advise us:  (A) that internal controls necessary to develop reliable financial statements did not exist; or (B) that information had come to its attention which made it unwilling to rely on management's representations, or unwilling to be associated with the financial statements prepared by management; or (C) that the scope of the audit should have been expanded significantly, or that information had come to its that it concluded would, or if further investigated might, (i) materially impact the fairness or reliability of a previously issued audit report or the underlying financial statements, or the financial statements issued or to be issued covering the fiscal period(s) subsequent to the date of the most recent audited financial statements (including information that might prevent the issuance of an unqualified audit report), and (ii) cause it to be unwilling to rely on management’s representations or be associated with our financial statements; or (D)(1) that information had come to its attention that it had concluded materially impacts the fairness or reliability of either:  (i) a previously issued audit report or the underling financial statements, or (ii) the financial statements issued or to be issued covering the fiscal period(s) subsequent to the date of the most recent financial statements covered by an audit report (including information that, unless resolved to Malone & Bailey, PC’s satisfaction, would prevent it from rendering an unqualified audit report on those financial statements), and (2) that there were any issues that had not be resolved to Malone & Bailey, PC’s satisfaction prior to its dismissal.

On December 17, 2008, we engaged GBH CPAS, PC to be our new certifying accountant.  During two fiscal years and during the interim period commencing on July 1, 2008 and ending on December 17, 2008, preceding the appointment of GBH CPAS, PC as our principal accountants, we did not consult with GBH CPAS, PC regarding: the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on our financial statements and neither written or oral advice was provided that was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue.

We provided the disclosure contained herein to Malone & Bailey, PC, which provided a letter addressed to the Commission stating whether it agrees with the statements made by us and, if not, stating the respects in which it does not agree.  That letter was filed as Exhibit 16.1 to our Form 8-K/A filed with the Commission on December 22, 2008.

  Item 9A.    Controls and Procedures

Not applicable.

  Item 9A(T). Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures were effective as of June 30, 2010.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive and financial officers, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2010, based on the frame work in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of June 30, 2010.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered accounting firm pursuant to §989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act, which exempts the Company from the requirement that it include an attestation report of the Company’s registered public accounting firm regarding internal control over our management’s assessment of internal controls over financial reporting.

Item 9B.                       Other Information.

As previously disclosed by us in the Current Report on Form 8-K that was filed with the SEC on August 20, 2010, we entered into a Consulting Agreement, dated August 14, 2010 (the “Consulting Agreement”), with William Young, the Company’s Executive Vice President of Commercial Affairs.  The agreement provides for the termination of Mr. Young’s employment as the Company’s Executive Vice President of Commercial Affairs effective on September 30, 2010 (unless his employment his terminated earlier pursuant to his Employment Agreement with the Company dated November 24, 2009) at which time Mr. Young was to become a consultant to the Company under the terms of the Consulting Agreement.

On September 23, 2010, we entered into a First Amendment to the Consulting Agreement (the “First Amendment”) which provides that Mr. Young’s employment as Executive Vice President of Commercial Affairs will terminate on October 8, 2010.  The Employment Agreement and Consulting Agreement shall terminate at such time and there will be no conversion to a consultancy role as described in Article 1 of the Consulting Agreement.  The First Amendment is filed herewith as Exhibit 10.19.

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

Name		Position	Age

Ray Leonard		Director, CEO and President	57

Robert A. Solberg	*	Director and Non-Executive Chairman	64

Herman Cohen	*	Director	78

Roger D. Friedberger	*	Director	59

Lord David Owen	*	Director	72

Fred Zeidman	*	Director	64

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

In addition to the professional and education background and experience described above, the following experience, qualifications, attributes and/or skills led the Board to conclude that Mr. Leonard should serve as a director:

Leadership Experience – Mr. Leonard has held numerous roles in key executive management over his career including the Vice President of Exploration for YUKOS and First International Oil.
Industry Experience – Mr. Leonard has worked in the Oil & Gas industry his entire career in various Exploration and Production companies

 Robert A. Solberg was appointed to the Board of Directors in August 2009 and serves as non-executive Chairman of the Board.  He was the president of Texaco Inc.’s Worldwide Development division from 1998 until his retirement in 2002.  Prior to 1998, Mr. Solberg held senior management positions at Texaco, Inc. for operations in the U.S., the Middle East, Asia and Europe.  Mr. Solberg retired in July 2010 after serving as a director and the non-executive chairman of Scorpion Offshore, an offshore drilling company, that is a public company on the Oslo, Norway stock exchange.  Mr. Solberg is also a director and the non-executive chairman of JDR Cable Systems, a privately owned company, which supplies custom seismic cable and subsea connection equipment.  Mr. Solberg is a licensed petroleum engineer, and he holds a B.S Degree in Civil Engineering—University of North Dakota (1969).

In addition to the professional and education background and experience described above, the following experience, qualifications, attributes and/or skills led the Board to conclude that Mr. Solberg should serve as a director:

Leadership Experience – Mr. Solberg has held various key executive positions with public companies such as the president of Texaco Inc.’s Worldwide Development division and the chairman of Scorpion Offshore.
Industry Experience – Mr. Solberg has worked in the Oil & Gas industry his entire career in various Exploration and Production companies

 Herman Cohen was appointed to the Board of Directors in July 2009.  Mr. Cohen has been the owner of Cohen & Woods International since 1998.  At Cohen & Woods International, Mr. Cohen specializes in providing strategic planning services to African governments and companies doing business in Africa.  Mr. Cohen also served as a Senior Advisor to Global Coalition for Africa from 1993-1998 at World Bank.  Previous to his position at World Bank, Mr. Cohen served in the U.S. Foreign Service from 1955-1993.  During his career with the U.S. Foreign Service, Mr. Cohen served as the U.S. Ambassador to Senegal and Gambia from 1977 to 1980 and from 1989 to 1993 Mr. Cohen served as assistant secretary for African Affairs under President George H.W. Bush.

In addition to the professional and education background and experience described above, the following experience, qualifications, attributes and/or skills led the Board to conclude that Mr. Cohen should serve as a director:

Leadership Experience – Mr. Cohen has held numerous responsible roles in the US Government including the Amassador to Senegal and the assistant secretary for African Affairs.

Roger D. Friedberger was appointed to the Board of Directors in June 2008.  Since November 2009, Mr. Friedberger has been the Chief Financial Officer of GRIDiant Corporation, a smart grid optimization solutions company.  From November 2008 to February 2010 he was Chief Financial Officer of  Encore Power Development, LLC, a wind energy services company, and from March 2008 to October 2009 the Chief Financial Officer of GrowthForce LLC, an accounting services firm. From March 2007 to November 2007 he was the Chief Financial Officer of Realm Business Solutions, a commercial real estate software solutions company.    From October 2005 to December 2006 he was the Chief Financial Officer of SPL WorldGroup, a utilities software company which was acquired by Oracle in November 2006.  He also has served from April 2005 to September 2005 as the interim Chief Financial Officer of Insignia Solutions, which company he helped to take public as Chief Financial Officer on NASDAQ in 1995. From January 2004 to September 2005 he served as the Chief Financial Officer of MailFrontier, an email security software company. Previously from 1996 to 2004 he was the Chief Financial Officer of ILOG S.A (NASDAQ: ILOG).    He has a Bachelor of Commerce degree (Accounting) from the University of Leeds, England (1972).  Mr. Friedberger qualified as a California CPA in 1977 and as a Chartered Accountant in England and Wales in 1975.

In addition to the professional and education background and experience described above, the following experience, qualifications, attributes and/or skills led the Board to conclude that Mr. Friedberger should serve as a director:

Leadership Experience: Mr. Friedberger for over 25 years has been CFO of private & public multinational companies, has led 3 IPOs and handled multiple acquisitions and mergers in a variety of industries. Ten of his career years were as CFO of public companies on New York, London & Paris stock exchanges.  He also serves on the boards of private companies where he is an investor.

Financial Experience: In addition to being a CFO for over 25 years, Mr. Friedberger served as an auditor with Price Waterhouse, London, England and San Jose, California for seven years, the last of which was as a manager.

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

In addition to the professional and education background and experience described above, the following experience, qualifications, attributes and/or skills led the Board to conclude that Lord Owen should serve as a director:

Leadership Experience – Mr. Owen has held numerous responsible roles in the British Government including the Secretary of State for Foreign and Commonwealth Affairs. He also has served on various boards of public companies.

Fred Zeidman was appointed to our Board of Directors in December 2009.  Mr. Zeidman has been Chairman of the Board since April 2009 and a director since August 2008 for SulphCo Inc., a publicly traded crude oil service company.  Since March 2009, Mr. Zeidman has been a Senior Director for Governmental Affairs at Ogilvy Government Relations in Washington D.C.   In March 2008, Mr. Zeidman was appointed the Interim President of Nova Biosource Fuels, Inc. (“Nova”), a publicly traded biodiesel technology company, and has served as a Nova director since June 2007.  From August 2009 through November 2009, Mr. Zeidman was the Chief Restructuring Officer for Transmeridian Exploration, Inc.  Mr. Zeidman has been Bankruptcy Trustee of AremisSoft Corp since 2004.  Mr. Zeidman has served as Vice Chairman of Corporate Strategies, Inc. since July 2004 and Vice Chairman of the University of Texas Health Science System since October 2008.  Mr. Zeidman has served as Chairman of the United States Holocaust Memorial Council since March 2002.  Mr. Zeidman was on the board of Compact Power, Inc., an energy storage systems company from November 2007 to November 2009.  Mr. Zeidman has served on the board of Prosperity Bank for 26 years.  He also served as CEO, President and Chairman of the Board of Seitel Inc., an oil field services company, from June 2002 to February 2007.  Mr. Zeidman served as a Managing Director of the law firm Greenberg Traurig, LLP from July 2003 to December 2008.  Mr. Zeidman holds a Bachelor’s degree from Washington University in St. Louis and a Masters in Business Administration degree from New York University.

In addition to the professional and education background and experience described above, the following experience, qualifications, attributes and/or skills led the Board to conclude that Mr. Zeidman should serve as a director:

Leadership Experience – Mr. Zeidman has served in numerous roles of executive and directorship responsibility including serving on the board of Prosperity Bank for 26 years and acting as Chairman of the United States Holocaust Memorial Council.
Financial Experience – Mr. Zeidman has a Masters in Business Administration and was the Chief Restructuring Officer for Transmeridian Exploration.

Executive officers

Jason D. Davis, 38, became our Chief Financial Officer, Principal Accounting Officer and Corporate Secretary in July 2009.  In August 2010, Mr. Davis stepped down as the Chief Financial Officer and currently serves as the Principal Financial Officer. Mr. Davis is a licensed certified public accountant and has served in various financial positions for several companies including the Assistant Controller at Isolagen, Inc (AMEX: ILE) from March 2004 to August 2005, the Manager of SEC Reporting at Texas Genco, LLC from August 2005 to June 2006, and the Controller at Particle Drilling Technologies, Inc. (PDRT.PK) from June 2006 to June 2009.  Mr. Davis also served as the interim Chief Financial Officer for Particle Drilling Technologies, Inc. from January 2009 to June 2009.  Mr. Davis was an accountant with Deloitte & Touche after obtaining his BBA in Accountancy and Taxation from the University of Houston in 1997 until 2003.

William A. Young, 59, became our Executive Vice President for Commercial Affairs in December 2009.  Prior to becoming employed by the Company, Mr. Young headed the commercial function for all lines of business for BG Group in the United Kingdom from 2007 through September 30, 2009.  From 2003 through 2006, he was general manager for international commercial and business development for Burlington Resources/ConocoPhillips.  He served as relationship manager and director of international finance in the structured finance global network of British Petroleum from 1999 to 2003.  He began his career in 1982 at Amoco, where he held a variety of similar positions in international finance, business development and mergers and acquisitions.  Mr. Young holds a bachelor’s degree in mathematics from Duke University and a master’s of business administration degree from the University of Pennsylvania, Wharton School.

 Shareholder Communications

The Board has not adopted formal policies with regard to shareholder communications with individual Board members, nor have we adopted procedures whereby shareholders may make recommendations for nominations for director.

Board Meetings During Fiscal Year 2010

The Board of Directors held 25 meetings during the fiscal year ended June 30, 2010.  The Board of Directors also took action by written consent on 4 occasions during the fiscal year ended June 30, 2010.  No incumbent director attended fewer than 75% of the meetings of the Board in the fiscal year ended June 30, 2010.

Board Committees

Committee Assignments

The table below reflects the composition of the committees of the Board.

Name of Director	Audit Committee	Compensation Committee	Nomination Committee	Government Relations Committee
Robert A. Solberg*	Member	Chairman	Chairman
Roger D. Friedberger	Chairman	Member
Hon. Lord David Owen			Member	Member
Fred Zeidman	Member	Member
Herman Cohen			Member	Chairman

* Chairman of the Board.

The audit committee of the Company reviews the adequacy of systems and procedures for preparing the financial statements and the suitability of internal financial controls.  The audit committee also reviews and approves the scope and performance of the Company’s independent registered public accounting firm.  As of June 30, 2010, the members of our Audit Committee consisted of Messrs. Zeidman, Solberg and Friedberger.   All committee members are independent.  Mr. Friedberger is the chairman of the Audit Committee and financial expert based on his experience as a chief financial officer at public companies.  The Audit Committee has a written charter, which was included in our proxy statement filed on March 3, 2009.  The audit committee reviews and assesses the adequacy of the Audit Committee charter annually.  During the year ended June 30, 2010, the Audit Committee met seven times.

As of June 30, 2010, the members of our Compensation Committee consisted of Messrs. Solberg, Zeidman and Friedberger.    Mr. Solberg is the chairman of the Compensation Committee.  All committee members are independent.  During the year ended June 30, 2010, the Compensation Committee met four times.  The Compensation Committee has a written charter, which was included in our proxy statement filed on March 3, 2009.

As of June 30, 2010, the members of our Nomination Committee consisted of Messrs. Solberg, Owen and Cohen.  Mr. Solberg is the chairman of the Nomination Committee.  All committee members are independent. During the year ended June 30, 2010, the Nomination Committee met three times.  The Nomination Committee does not have a charter. Though neither the Board of Directors nor the Nomination Committee has a formal policy concerning diversity, the Board of Directors value diversity on the Board and believes diversity should be considered in the director identification and nominating process.

Our Government Relations Committee was formed in 2009 and its members are Messrs. Cohen, and Owen.  All committee members are independent.  Mr. Cohen is the chairman of the Government Relations Committee.  During the year ended June 30, 2010, the Governmental Relations Committee met three times.  The Governmental Relations Committee does not have a charter.

Board Leadership Structure and Risk Oversight

Board of Directors Leadership Structure. Our Board of Directors has no fixed policy with respect to the separation of the offices of Chairman of the Board of Directors and Chief Executive Officer. Our Board retains the discretion to make this determination on a case-by-case basis from time to time as it deems to be in the best interests of the Company and our stockholders at any given time. The Board currently believes that separating the positions of CEO and Chairman is the best structure to fit the Company’s needs. This structure ensures a greater role for the independent directors in the oversight of the Company and active participation of the independent directors in setting agendas and establishing priorities and procedures for the work of the Board. As described above, each of the Board’s three committees are comprised entirely of independent directors. The Board also believes that this structure is preferred by a significant number of the Company’s stockholders.

Board of Directors Risk Oversight. The Board’s role in the Company’s risk oversight process includes receiving regular reports from members of senior management on areas of material risk to the Company, including operational, financial, legal and regulatory, and strategic and reputational risks.  The full Board (or the appropriate committee in the case of risks that are under the purview of a particular committee) receives these reports from the appropriate “risk owner” within the organization to enable it to understand our risk identification, risk management and risk mitigation strategies.  When a committee receives the report, the Chairman of the relevant committee reports on the discussion to the full Board during the next Board meeting.  This enables the Board and its committees to coordinate the risk oversight role, particularly with respect to risk interrelationships.

Audit Committee Report

The Audit Committee has reviewed and discussed the audited financial statements with management. The Audit Committee has discussed with the independent auditors the matters required to be discussed by SAS 90 (Codification of Statements on Auditing Standards, AU § 380), as may be modified or supplemented. The Audit Committee has received the written disclosures and the letter from the independent accountants required by the applicable requirements of the Public Company Accounting Oversight Board regarding the independent accountant’s communications with the Audit Committee concerning independence, as may be modified or supplemented, and has discussed with the independent accountant the independent accountant's independence. Based on the review and discussions, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2010.

Members of the Audit Committee:

/s/ Robert A. Solberg
/s/ Fred Zeidman
/s/ Roger D. Friedberger

Section 16(A) Beneficial Ownership Reporting compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended June 30, 2010, all filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with except for the following late filings: (a) Mr. Watts was late filing a Form 4 with respect to two transactions, which were subsequently reported on a Form 4, (b) Mr. Leonard was late filing a Form 4 with respect to three transactions, which were subsequently reported on a Form 4, (c) Mr. Solberg was late filing a Form 4 with respect to two transactions, which were subsequently reported on a Form 4, (d) Mr. Cohen was late filing a Form 4 with respect to five transactions, which were subsequently reported on a Form 4, (e) Mr. Friedberger was late filing a Form 4 with respect to one transaction, which was subsequently reported on a Form 4, (f) Lord Owen was late filing a Form 4 with respect to three transactions, which were subsequently reported on a Form 4, (g) Mr. Scaturro was late filing a Form 4 with respect to two transactions, which were subsequently reported on a Form 4, (h) Mr. Andrews was late filing a Form 4 with respect to one transaction, which was subsequently reported on a Form 4, (i) Mr. Davis was late filing a Form 4 with respect to one transaction, which was subsequently reported on a Form 4, and (j) Mr. Young was late filing a Form 4 with respect to one transaction, which was subsequently reported on a Form 4.

Code of Ethics

We have adopted a Code of Ethics that applies to principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, which was filed on Form 10-KSB/A on May 16, 2005.  We will provide without charge a copy of our Code of Ethics upon request.  Such request should be directed in writing to: Jason Davis, Hyperdynamics Corporation, 12012 Wickchester Lane, Suite 475 Houston, TX 77079, voice: (713) 353-9400, fax: (713) 353-9421.  Our Web site is www.hyperdynamics.com.

Item 11.	Executive Compensation.

Compensation Discussion and Analysis

Our compensation discussion and analysis for the fiscal year ended June 30, 2010 discusses the compensation for our Named Executive Officers (“NEO’s”) who are reflected in the Summary Compensation Table below and consist of our Chief Executive Officer, Principal Financial Officer, and our other executive officer.  In this compensation discussion and analysis, the terms “we” and “our” refer to Hyperdynamics Corporation, and not the Compensation Committee.

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

Bonus

Bonuses may be awarded as part of annual salary and it is a component of variable compensation.  Bonuses are based on goals and objectives that each employee must meet during the fiscal year.  Each employee is given a target bonus percentage and the Compensation Committee and the full board of directors determine the awarded bonuses, if any.

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

Hyperdynamics’ 2010 Equity Incentive Plan (the “Plan”) authorizes the Compensation Committee to grant stock options, restricted stock, and stock registered under a Form S-8 registration statement to officers and other key employees.  The Compensation Committee implements this authority by awarding stock options designed to align the interests of all senior executives to those of shareholders. This is accomplished by awarding stock options, which rise in value based upon the market price rise of Hyperdynamics’ common stock, on a systematic basis.

We report the estimated fair value of our stock option grants, as determined for accounting purposes in accordance with ASC 718, using either the Black-Scholes option pricing model or a Monte Carlo model, in the Summary Compensation Table and the Grants of Plan-Based Awards table. The amount reflected for accounting purposes does not reflect whether the executive has or will realize a financial benefit from the awards. Because stock option awards are made at a price equal to or above the market price on the date of grant, stock options have no intrinsic value at the time of grant. We believe the potential appreciation of the option awards over the stock price provide motivation to executives.

Perquisites

Perquisites are determined on a case-by-case basis and currently, no executive officer receives such perquisites.  Two former officers during fiscal year 2010 did receive perquisites and include the following:

In accordance with his negotiated employment agreement, Harry Briers was provided a company car.  Kent Watts (former CEO, President and Director) was provided a company car pursuant to his employment agreement that terminated on July 1, 2009 pursuant to its terms.

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

During the fiscal years ended June 30, 2008, 2009, and 2010, total executive compensation consists of base salary, bonuses and option awards. Generally, the option awards for executives negotiated in the executive’s contract, with an exercise price based on the market price on the grant date. Option awards are also granted to employees on a case by case basis throughout the year.  Because of the simplicity of the compensation package, there is very little interaction between decisions about the individual elements of compensation.

The following table reflects each named officer’s base salary and option package as of June 30, 2010:

	Base salary	% of CEO amount	Options	% of CEO amount
Ray Leonard, President and CEO	$330,000	100%	3,500,000	100%
Jason Davis, Principal Financial Officer	200,000	61%	306,000	9%
William Young, EVP of Commercial Affairs	200,000	61%	400,000	11%

As more fully described below in “Agreements with Executives and Officers,” in July 2009, the Compensation Committee approved employment agreements with Ray Leonard, our current CEO and President, and Jason Davis, our current Principal Financial Officer and in November 2009, the Compensation Committee approved an employment agreement with William Young, our Executive Vice President for Commercial Affairs.  As described in the Current Report on Form 8-K with the Securities and Exchange Commission on October 16, 2009 and on October 12, 2009,  the Board of Directors approved an amendment to Mr. Davis’ employment agreement, our current Principal Financial Officer, that modified the quarterly option grant provisions under his employment agreement.  Instead of making future quarterly option grants (following October 2009), the Board of Directors decided to grant Mr. Davis an option to purchase 161,000 shares of common stock.  The grant was made pursuant to the Plan.  Mr. Davis’ option has an exercise price of $1.61, which was the closing price of our common stock on October 9, 2009 or the trading date immediately preceding the date of grant, a term for five years from the date of grant, and will vest 33% on anniversary date during each of the three years following the grant date.

Administration of Executive Compensation

The Compensation Committee reviews and approves corporate goals and objectives relevant to compensation of the CEO, evaluates the CEO’s performance and sets his compensation.  The Compensation Committee also reviews the CEO’s recommendations for and sets the salaries and bonuses of other key officers and employees.

CEO involvement in compensation decisions

The CEO makes recommendations to the Compensation Committee concerning the employment packages of all subordinate officers.  Neither the CEO nor any other company officer or employee attends periodic executive sessions of the Compensation Committee.

How compensation or amounts realizable from prior compensation are considered

The amount of past compensation generally does not affect current year considerations because bonuses and long term incentives are awarded for each individual fiscal year’s job performance.

Tax considerations

The company’s compensation plans are designed generally to ensure full tax deductibility of compensation paid under the plans.  This includes compliance with Section 162(m) of the Internal Revenue Code, which limits the company’s tax deduction for an executive’s compensation to $1 million unless certain conditions are met.  For fiscal year ended June 30, 2010 the full amount of all compensation provided to all executives was tax deductible to the company.

Timing, grant date, and exercise price for stock option awards

Our policy is to award stock options upon hiring of the employee and on a case by case basis throughout the year.   Stock option exercise prices are the closing price on the date of grant. We also have made certain awards based on the completion of performance criteria.

Analysis of variations in individual NEO’s compensation

Each NEO’s compensation is detailed in the Compensation Tables.  Each NEO’s contract is described under the caption Agreements with Executives and Officers.

Employment Agreements with Current CEO and Principal Financial Officer

As more fully described below in “Agreements with Executives and Officers,” in July 2009, the Compensation Committee approved employment agreements with Ray Leonard, our current CEO and President, and Jason Davis, our current Principal Financial Officer.

COMPENSATION TABLES

The following tables show salaries, bonuses, incentive awards, retirement benefits and other compensation relating to fiscal year ended June 30, 2010 for the Chief Executive Officer, Principal Financial Officer, and our other executive officers. Columns for which there was no compensation have been omitted.

SUMMARY COMPENSATION TABLE

Fiscal Year end June 30, 2010
Name &Principal Position	Year	Salary	Stock Awards	Option Awards	Bonus	All Other Compensation	Total
(a)	(b)	($) (c)	($) (d) (3)	($) (e) (3)	($) (f)(4)	($) (g) (5)	($) (h)

Ray Leonard, President and CEO	2010	251,788	-	692,409	522,500	7,055	1,473,752
Kent Watts (former Chairman, President, CEO) (1)	2010	44,833	-	11,948	-	9,383	66,164
	2009	250,000	-	44,482		-	294,482
	2008	250,000	-	140,158		17,148	407,306
Harry Briers (former Executive Vice President) (2)	2010	190,000	-	32,942	-	12,600	235,542
	2009	190,000	-	27,801		-	217,801
	2008	190,000	-	87,600	-	13,458	291,058
Jason Davis, Principal Financial Officer	2010	193,125	-	229,996	125,531	8,944	557,596
William Young, (EVP of Commercial Affairs) (6)	2010	113,636	-	231,742	95,741	52,687	493,806

(1)	Kent Watts resigned as our CEO and President on July 22, 2009.
(2)	Harry Briers resigned as EVP of the Company effective as of June 30, 2009.
(3)
Columns (d) and (e): Reflects the grant date fair value, computed in accordance with FASB ASC Topic 718, for option awards granted in fiscal year 2010.  For a description of the assumptions used for purposes of determining grant date fair value, see Note 13 to the Financial Statements included in this Annual Report on Form 10-K for the year ended June 30, 2010.

(4)	Column (f): Payments made on bonus pay-out in July 2010.
(5)	Colum (g): Payments made for perquisites that include company leased vehicles, relocation expense, and company matches of the 401(k) plan.
(6)	William Young has resigned as our EVP of Commercial Affairs effective October 8, 2010.

As more fully described below in “Agreements with Executives and Officers,” in July 2009, the Compensation Committee approved employment agreements with Ray Leonard, our current CEO and President, and Jason Davis, our current Principal Financial Officer.

Bonuses and Stock Awards

The following tables show cash and stock awards made to the named executives in fiscal year 2010, their outstanding equity awards at the end of fiscal year 2010.

GRANTS OF PLAN-BASED AWARDS IN FISCAL YEAR 2010
					Under Non-Equity Incentive Plan Awards

						All Other Option Awards:
Name	Action Date	Grant Date (3)	Threshold	Target	Maximum	Number of Securities Underlying Options	Exercise or Base Price of Option Awards	Grant Date Fair Value Awards of Stock & Options
(a)	(b)	(b)	($) (c)	($) (d)	($) (e)	(#)(f)	($/Share) (g)	($) (h)
Ray Leonard	7/22/09	7/22/09				3,500,000	$0.49	$692,409

Harry Briers (1)	10/07/06	7/1/09				25,000	0.52	7,468
Harry Briers (1)	10/07/06	4/7/2010				75,000	1.49	25,475
Jason Davis	7/1/2010	7/1/2010				25,000	2.00	13,442

Jason Davis	10/9/2009	10/9/2009				25,000	0.31	173.401
Jason Davis	1/8/2010	1/8/2010				100,000	0.90	43,153
William Young (2)	12/4/2009	12/4/2009				400,000	0.92	231,742

(1)	Former EVP and Director.
(2)	EVP of Commercial Affairs.

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

OUTSTANDING EQUITY AWARDS AT 2010 FISCAL YEAR-END

Name	No. of Securities Underlying Unexercised Options Exercisable	No. of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price ($/Share)	Option Expiration Date	No. of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested
(a)	(#)(b) (3)	(#)(c)	(d)	(e)	(#)(f)	($)(g)

Ray Leonard	770,000		0.50	7/22/2014
Ray Leonard		2,730,000	0.50	7/22/2014
Kent P Watts (1)	40,000		3.00	7/2/2010
Kent P Watts (1)	40,000		2.80	10/1/2010
Kent P Watts (1)	30,000		2.00	1/2/2011
Kent P Watts (1)	40,000		2.00	4/1/2011
Kent P. Watts (1)	40,000		2.00	7/1/2011
Kent P. Watts (1)	40,000		2.00	10/1/2011
Kent P. Watts (1)	40,000		2.00	1/2/2012
Kent P. Watts (1)	40,000		0.30	4/1/2012
Kent P. Watts (1)	40,000		0.50	7/1/2012
Harry (2) Briers (2)	25,000		3.00	7/2/2010
Harry Briers (2)	25,000		2.80	10/1/2010
Harry Briers (2)	25,000		2.00	1/2/2011
Harry Briers (2)	25,000		2.00	4/1/2011
Harry Briers (2)	25,000		2.00	7/1/2011
Harry Briers (2)	25,000		2.00	10/1/2011
Harry Briers (2)	25,000		2.00	1/2/2012
Harry Briers (2)	75,000		1.50	7/1/2010
Jason Davis		45,000	0.40	7/1/2012
Jason Davis		161,000	1.60	10/9/2014
Jason Davis		100,000	0.90	1/8/2015
William Young		400,000	0.90	12/4/2014

(1)	Former CEO, President and Director.
(2)	Former EVP.
(3)	Column (b): options vest immediately.

OPTION EXERCISES AND STOCK VESTED DURING FISCAL YEAR 2010

Name	No. of Shares Acquired on Exercise	Value Realized on Exercise	No. of Shares Acquired on Vesting	Value Realized on Vesting
(a)	(#)	($)	(#)	($)

Harry Briers (former EVP)	25,000-	$5,750

Agreements with Former Executives and Officers

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

Agreements with Current Executives and Officers

On November 24, 2009, we entered into an employment agreement with William A. Young effective as of December 7, 2009.  Mr. Young is our current Executive Vice President for Commercial Affairs.  In this capacity, Mr. Young is responsible for negotiating and managing all of our commercial transactions, including partnerships, mergers and acquisitions and commercial contracts.  He also oversees our investor relations.  In connection with the hiring of Mr. Young, we granted to Mr. Young, effective as of December 7, 2009, options to purchase 200,000 shares of our common stock.  Under the terms of the agreement, one-third of the options was to vest on each of the first, second and third anniversaries of the date of grant.  Mr. Young also received options to purchase 200,000 shares of our common stock of which one-third of the options will vest beginning if and when our stock price attains a closing market price of $3 per share or more for five consecutive trading days.  The foregoing options were granted pursuant to our Employee Stock and Stock Option Plan and will expire December 7, 2014.  The exercise price for the foregoing options was the closing price of our common stock on December 4, 2009.

Mr. Young’s agreement has a three-year term that is automatically extended for successive one-year periods following the end of the initial three-year term unless otherwise terminated by delivery of written notice by either party no less than two months prior to the first day of any one-year extension period.  Under the terms of the agreement, Mr. Young receives an annual base salary of $200,000.  Mr. Young is also eligible to receive performance bonus(es) as determined and agreed to from time to time by the Chief Executive Officer and the Board of Directors.  Following the execution of the employment agreement, the Company paid Mr. Young $50,000 to cover his relocation to Houston, Texas.  Finally, Mr. Young will receive certain perquisites, including reimbursement in accordance with our standard policies and procedures of business and business-related business expenses, four weeks of paid vacation each calendar year, and participation in all benefits, plans and programs available to our executive employees.

On August 18, 2010, we entered into a Consulting Agreement, dated August 14, 2010, with Mr. Young that contemplated the termination of Mr. Young’s employment with us and subsequent consultancy with us.  However, as described under Item 9B above, pursuant to the terms of the First Amendment to the Consulting Agreement, Mr. Young’s employment with us will end and his Employment Agreement and Consulting Agreement will terminate on October 8, 2010.

Jason Davis, our current Chief Financial Officer, entered into an employment agreement effective as of July 1, 2009.  This agreement has a two-year term that is automatically extended for successive one-year periods following the end of the initial two-year term unless otherwise terminated by delivery of written notice by either party no less than two months prior to the first day of any one-year extension period.  The agreement provides that Mr. Davis will serve as our Chief Financial Officer and Principal Accounting Officer.  Under the terms of the agreement, Mr. Davis would receive an annual base salary of $185,000, which may be further increased at the sole discretion of the Compensation Committee.  This annual base salary was increased to $200,000 effective January 1, 2010.  Mr. Davis’ salary could be paid $92,500 per year in cash plus $92,500 payable in common stock under a 10b5-1 plan.  The Company has opted to pay all base salary in cash.  Mr. Davis is also eligible to receive performance bonus(es) as determined and agreed to from time to time by the Chief Executive Officer and the Board of Directors.  Mr. Davis will also be eligible to participate, in the sole discretion of the Compensation Committee, in any long-term incentive arrangements we make available to our executive officers from time to time.  In connection with his hiring, we granted Mr. Davis an option to purchase 45,000 shares of our common stock at an exercise price of $0.42 which immediately vested and expire three years after issuance.  Under his employment agreement, Mr. Davis was eligible to received quarterly option grant to purchase 23,000 shares of our common stock.  On October 12, 2009, the Board of Directors approved an amendment to Mr. Davis’ employment agreement that modified the foregoing quarterly option grant provisions under his employment agreement.  Instead of making future quarterly option grants (following October 2009), the Board of Directors elected to grant Mr. Davis an option to purchase 161,000 shares of common stock.  The grant was made pursuant to the Plan.  The option has an exercise price of $1.61, which was the closing price of our common stock on October 9, 2009 or the trading date immediately preceding the date of grant, a term for five years from the date of grant, and will vest 33% on anniversary date during each of the three years following the grant date.  Finally, Mr. Davis will receive certain perquisites, including reimbursement in accordance with our standard policies and procedures of business and business-related business expenses and dues and fees to industry and professional organizations, two weeks of paid vacation each calendar year, and participation by Mr. Davis and his spouse and dependents in all benefits, plans and programs available to our executive employees.

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

When $8 million cumulative is raised, the award is 210,000 stock options.

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

Severance and Change of Control Agreements for Former Executive Officers

Hyperdynamics had a severance agreement with its former Executive Vice President, Harry Briers. Under the agreement, Mr. Briers would receive a severance package if he resigns for “good reason” or if Hyperdynamics terminates him for a reason other than Cause, Disability, or Death. “Good Reason” is defined as a breach of the severance agreement, including an assignment of duties inconsistent with Mr. Briers’ position in the company or a material adverse alteration in the nature or status of his responsibilities, relocation outside of the Houston metropolitan area, or a change in control of Hyperdynamics.

Under the severance package, Mr. Briers would receive his base salary, $190,000 per year, for one year after the effective date of the event triggering the severance package. The salary would be paid with the same timing that employees of Hyperdynamics are paid, currently bi-weekly. Hyperdynamics could opt to pay the severance payment in one lump sum.

Current Director Compensation

The following table describes compensation arrangements in effect for independent directors during the year ended June 30, 2010.

Director	Quarterly fees	Options
Robert Solberg	$17,000	350,000	(1)
Roger Friedberger	$15,000	70,000	(2)
Herman Cohen	$15,000	60,000	(3)
Lord David Owen	$12,500	100,000	(4)
Fred Zeidman	$13,000	56,000	(5)

(1)	250,000 options to purchase common stock were granted upon joining the board and 100,000 options to purchase common stock were granted in conjunction with fiscal year 2010 service.
(2)	70,000 options to purchase common stock were granted in conjunction with fiscal year 2010 service.
(3)	60,000 options to purchase common stock were granted upon joining the board and in conjunction with fiscal year 2010 service.
(4)	50,000 options to purchase common stock were granted upon joining the board and 50,000 options to purchase common stock were granted in conjunction with fiscal year 2010 service.
(5)	56,000 options to purchase common stock were granted in conjunction with fiscal year 2010 service.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards		All Other Compensation	Total
	($)	($)	($)		($)	($)
Kent Watts (former CEO, President Director) (1)	-	-	-		-	-
Harry Briers (1)	-	-	-		-	-
Gene Stohler (former Director)	-	-	3,390	(2)	-	3,390
Charles H. Andrews (former Director)	30,500	-	53,871	(3)	-	84,371
Roger Friedberger	63,000	-	118,604	(4)	-	181,604
Pasquale Scaturro (former Director)	20,800	-	76,138	(5)	-	96,938
Fred Zeidman	28,826	-	52,050	(6)	-	80,876
Lord David Owen	37,500	-	150,674	(7)	-	188,174
Herman Cohen	51,767	-	116,344	(8)	-	168,111
Robert Solberg	54,850	-	411,689	(9)	-	466,539
Ray Leonard (1)	-	-	-		-	-

(1)
We do not provide additional compensation to employees that also serve as directors for their service on the Board of Directors.  All compensation paid to Messrs. Watts, Leonard, and Briers is reflected above in the Summary Compensation Table. As of June 30, 2010, Mr. Watts held 2,633,827 shares of common stock and options to purchase 320,000 shares of common stock, and Mr. Briers held 1,923,336 shares of common stock.

(2)
During the year ended June 30, 2010, Mr. Stohler received five year options to purchase 15,000 shares of common stock.  The options vested immediately and have an exercise price of $0.52 based on the market value of the stock on the date of grant.

(3)
During the year ended June 30, 2010, Mr. Andrews received five year options to purchase 65,000 shares of common stock.  The grant of 15,000 options on July 1, 2009 vested immediately and have an exercise price of $0.52  The grant of 50,000 options on October 9, 2009 have an exercise price of $1.61 based on the market value of the stock on the date of grant and vest over two years.

(4)
During the year ended June 30, 2010, Mr. Friedberger received five year options to purchase 130,000 shares of common stock.  The grant of 10,000 options on July 1, 2009 vested immediately and have an exercise price of $0.31.  The grant of 60,000 options on October 9, 2009 vest over two years and have an exercise price of $1.61 based on the market value of the stock on the date of grant.  The grant of 60,000 options on June 30, 2010 vest over two years and have an exercise price of $1.09 based on the market value of the stock on the date of grant.

(5)
During the year ended June 30, 2010, Mr. Scaturro received five year options to purchase 244,000 shares of common stock.  The grant of 44,000 options on October 9, 2009 vest over two years and have exercise prices of $1.61 based on the market value of the stock on the date of grant.  The grant of 200,000 options on July 21, 2009 vest 25% immediately, 25% when the Company signed a 25% joint venture, 25% with a 50% joint venture, and 25% when the Company signed a 75% joint venture and have exercise prices of $0.40 based on the market value of the stock on the date of grant.  As of June 30, 2010, Mr. Scaturro did not hold these options as they expired when he resigned the board of directors.

(6)
During the year ended June 30, 2010, Mr. Zeidman received five year options to purchase 56,000 shares of common stock.  These options vest over two years and have exercise prices of $1.09 based on the market value of the stock on the date of grant.

(7)
During the year ended June 30, 2010, Mr. Owen received five year options to purchase 150,000 shares of common stock.  The grant of 50,000 options vested immediately and have an exercise price 1.54 based on the market value of the stock on the date of grant.  In addition, 50,000 options were granted on October 9, 2009, vest over two years and have an exercise price of $1.61 based on the market value of the stock on the date of grant.   In addition, 50,000 options were granted on June 30, 2010, vest over two years and have an exercise price of $1.09 based on the market value of the stock on the date of grant.

(8)
During the year ended June 30, 2010, Mr. Cohen received five year options to purchase 120,000 shares of common stock.  The grant of 60,000 granted on June 30, 2010 vest over two years and have an exercise price of $1.09 based on the market price of the stock on the date of grant.  The grant of 60,000 options on October 9, 2009 vest over two years and have an exercise price 1.61 based on the market value of the stock on the date of grant.

(9)
During the year ended June 30, 2010, Mr. Solberg received five year options to purchase 418,000 shares of common stock.  The grant of 250,000 options on August 26, 2009 vested immediately and have an exercise price 1.15 based on the market value of the stock on the date of grant.  The grant of 100,000 options on October 9, 2009 vest over two years and have an exercise price 1.61 based on the market value of the stock on the date of grant.  The grant of 68,000 options on June 30, 2010 vest over two years and have an exercise price 1.09 based on the market value of the stock on the date of grant.

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

Compensation Committee Interlocks and Insider Participation

No executive officer of Hyperdynamics served as a member of the board of directors of any other public company during the year ended June 30, 2010.  No member of the Compensation Committee serves as an executive officer of any other public company during the year ended June 30, 2010.  No interlocking relationship exists between the members of our Compensation Committee and the board of directors or compensation committee of any other company.

Compensation Committee Report

The Compensation Committee, consisting of Messrs. Solberg, Friedberger and Zeidman, is responsible for establishing and administering the executive compensation programs of Hyperdynamics.  The Compensation Committee of Hyperdynamics has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report.

THE COMPENSATION COMMITTEE

/s/ Robert Solberg
/s/ Roger Friedberger
/s/ Fred Zeidman

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table gives aggregate information under all equity compensation plans of Hyperdynamics as of June 30, 2010.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A))
	A	B	C
Equity compensation plans approved by security holders	7,948,760	0.91	3,851,000
Equity compensation plans not approved by security holders	-	-	-
Total	7,948,760	0.91	3,851,000

The Stock and Stock Option Plan (the “1997 Plan”) of Hyperdynamics was adopted May 7, 1997 and amended on December 3, 2001, on January 21, 2005, and on February 20, 2008.  The total number of shares authorized under the Plan, as amended, was 14,000,000. The Board terminated the 1997 Plan effective upon approval of the 2010 Plan by our shareholders as discussed below.

Shareholders approved the adoption of the 2008 Restricted Stock Award Plan (the “2008 Plan”) at Hyperdynamics’ Annual Meeting on February 20, 2008.  The total number of shares authorized under the 2008 Plan was 3,000,000.  The Board terminated the 2008 Plan effective upon approval of the 2010 Plan by our shareholders as discussed below.

On February 18, 2010, at our annual meeting of stockholders, the board of directors and stockholders approved the 2010 Equity Incentive Plan (the “2010 Plan”). In conjunction with the approval of the 2010 Plan at the annual meeting, the 1997 Plan and 2008 Plan were terminated as of February 18, 2010. The 2010 Plan provides for the grants of shares of common stock or incentive stock options and/or nonqualified stock options to purchase our common stock or restricted stock to selected employees, directors, officers, agents, consultants, attorneys, vendors and advisors of ours’ or of any parent or subsidiary thereof. Shares of common stock, options, or restricted stock can only be granted under this plan within 10 years from the effective date of February 18, 2010. A maximum of 5,000,000 shares are issuable under the 2010 Plan.

The 2010 Plan provides a means to attract and retain the services of participants and also to provide added incentive to such persons by encouraging stock ownership in the Company. Plan grants are administered by the Compensation Committee, who has substantial discretion to determine which persons, amounts, time, price, exercise terms and restrictions, if any.

The following table provides a reconciliation of the securities remaining available for issuance as of June 30, 2010 under the Plans.

	1997 Plan	2008 Plan	2010 Plan	All Plans
Shares available for issuance, June 30, 2009	11,568,870	3,000,000	-	14,568,870
Increase in shares issuable	-	-	5,000,000	5,000,000
Shares issued	(6,365,000)	-	(1,149,000)	(7,514,000)
Previously issued shares cancelled or expired	1,564,947	-	-	1,564,947
Plan termination of remaining unissued shares	(6,768,817)	(3,000,000)	-	(9,768,817)
Shares available for issuance, June 30, 2010	-	-	3,851,000	3,851,000

The purpose of the Plans are to further our interest, and the interest of our subsidiaries and our stockholders by providing incentives in the form of stock or stock options to key employees, consultants, directors, and vendors who contribute materially to our success and profitability. We believe that our future success will depend in part on our continued ability to attract and retain highly qualified personnel as employees, independent consultants, and attorneys. The issuance of stock and grants of options and warrants will recognize and reward outstanding individual performances and contributions and will give such persons a proprietary interest in us, thus enhancing their personal interest in our continued success and progress. We pay wages, salaries, and consulting rates that we believe are competitive. We use the 2010 Plan to augment our compensation packages.

Security ownership of certain beneficial owners and management

The following table sets forth certain information with respect to the beneficial ownership of shares of Common Stock by (1) each person known to us that owns beneficially more than 5% of the outstanding shares of Common Stock, (2) each of our Directors, (3) each of our Executive Officers, and (4) all of our Executive Officers, Directors as a group.  At September 28, 2010, we had 104,227,199 shares of common stock outstanding.  The address of each person named in the below table is c/o Hyperdynamics Corporation, 12012 Wickchester Lane, Suite 475 Houston, TX 77079.
Name and Address of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned		Percent of Class

Kent Watts	12,352,346	(1)(2)	11.6%

TW Trust	8,265,926	(2)	7.8%

Michael Watts	5,325,926	(3)(4)	5.1%

KW Trust	3,519,629	(4)	3.4%

Ray Leonard	889,000	(5)	*

Lord David Owen	520,569	(6)	*

Robert A. Solberg	446,600	(7)	*

Jason Davis	98,667	(8)	*

William Young	66,667	(9)	*

Roger D. Friedberger	62,500	(10)	*

Fred Zeidman	50,000	(11)

Herman Cohen	35,000	(12)	*

Directors and Executive Officers as a group (9 persons)	2,109,836		*

* Less than 1%

(1)
This amount includes: 2,633,827 shares of common stock, currently exercisable warrants to purchase 1,740,000 shares of common stock; and 6,525,926 shares deemed beneficially owned through TW Trust’s ownership of Common Stock.  TW Trust owns the shares indirectly through its ownership of TWJ Navigation, Inc.  TWJ Navigation, Inc. owns 6,525,926 shares of common stock and warrants to purchase 1,740,000 shares of common stock.  The beneficiaries of TW Trust are Kent Watts’ (former CEO, President and Director) children.  Kent Watts (former CEO, President and Director) is the trustee of TW Trust.

(2)
TW Trust beneficially owns 6,525,926 shares of common stock indirectly though its ownership of TWJ Navigation, Inc.  TWJ Navigation, Inc. owns 6,525,926 shares of common stock and warrants to purchase 1,740,000 shares of common stock.  The beneficiaries of TW Trust are Kent Watts’ (former CEO, President and Director) children.  Kent Watts (former CEO, President and Director) is the trustee of TW Trust.

(3)
Includes currently exercisable warrants to purchase 500,000 shares of common stock, 1,306,297 shares of common stock, and securities beneficially owned through KW Trust as disclosed in footnote (4) below.

(4)
KW Trust beneficially owns 3,519,629 shares of common stock indirectly through KW Navigation, Inc.  KW Navigation, Inc. owns 2,933,333 shares of common stock, 6,296 shares of common stock, and warrants to purchase 580,000 shares of common stock.  The beneficiary of KW Trust is Kelly Wheeler.  Michael Watts is the trustee of KW Trust.

(5)	This amount includes: 99,000 shares of common stock and currently exercisable options to purchase 790,000 shares of common stock.

(6)	This amount includes 445,569 shares of common stock and currently exercisable options to purchase 75,000 shares of common stock.

(7)	This amount includes 96,600 shares of common stock and currently exercisable options to purchase 350,000 shares of common stock.

(8)	This amount includes currently exercisable options to purchase 98,667 shares of common stock.

(9)	This amount includes currently exercisable options to purchase 66,667 shares of common stock.

(10)	This amount includes 22,500 shares of common stock and currently exercisable options to purchase 40,000 shares of common stock.

(11)	This amount includes currently exercisable options to purchase 50,000 shares of common stock.

(12)	This amount includes 5,000 shares of common stock and currently exercisable options to purchase 30,000 shares of common stock.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

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

We currently have a total of six directors, five of whom are Independent Directors.  Our Independent Directors are: Fred Zeidman, Roger Friedberger, Robert A. Solberg, Herman Cohen and  Lord David Owen.

Item 14.	Principal Accounting Fees and Services

Audit Fees

Current Certifying Accountant: GBH CPAs, billed us in the aggregate amount of $183,119 and $97,650 for the fiscal year ended June 30, 2010 and 2009, respectively, for professional services related to: their audit of our annual financial statements included in our Form 10-K; their reviews of our unaudited quarterly financial statements included in our Form 10-Qs and registration statements (there were no Sarbanes-Oxley 404 attest services for the fiscal year ended June 30, 2010).

Audit-Related Fees

Current Certifying Accountant: GBH CPAs,  billed us $10,550 for professional services rendered for assurance and related services that were reasonably related to the performance of audit or review of the Company's financial statements for the fiscal year ended June 30, 2010.

Former Certifying Accountant: Malone & Bailey, PC did not bill us for professional services rendered for assurance and related services that were reasonably related to the performance of audit or review of the Company's financial statements for the fiscal years ended June 30, 2009 and 2008.

Tax Fees

Malone & Bailey, PC billed us in the aggregate amount of $27,840 and $6,800 professional services rendered for tax related services for the fiscal year ended June 30, 2010 and 2009, respectively.

Former Certifying Accountant: Malone & Bailey, PC did not bill us for professional services rendered for tax related services for the fiscal years ended June 30, 2009 and 2008.

All Other Fees

Current Certifying Accountant: GBH CPAs, did not perform, and accordingly did not bill us for, professional services rendered for any other services for the fiscal year ended June 30, 2010.

Former Certifying Accountant: Malone & Bailey, P.C. did not perform, and accordingly did not bill us for, professional services rendered for any other services for the fiscal years ended June 30, 2009 and 2008.

Audit Committee Pre-Approval

Our Audit Committee Charter provides that either (i) the Audit Committee shall pre-approve all auditing and non-auditing services of the independent auditor, subject to deminimus exceptions for other than audit, review or attest services that are approved by the Audit Committee prior to completion of the audit; or (ii) the engagement of the independent auditor be entered into pursuant to pre-approved policies and procedures established by the Audit Committee, provided that the policies and procedures are detailed as to the particular services and the Audit Committee is informed of each service.  The Audit Committee pre-approved 100% of GBH CPAs and Malone & Bailey, PC fees, respectively, for audit services in year 2010, 2009 and 2008.  Fees for audit-related services performed by GBH CPAs and Malone & Bailey, PC fees, respectively, in fiscal years 2010, 2009 and 2008 were not recognized by us at the time of the engagement to be non-audit services.  Except as indicated above, there were no fees other than audit fees for years 2010, 2009 and 2008, and the auditors engaged performed all the services described above with their full time permanent employees.

Item 15 Exhibits, Financial Statement Schedules

(A) Exhibit Number	Description

3.1.1	Certificate of Incorporation (1)

3.1.2	Certificate of Amendment of Certificate of Incorporation, dated January 21, 1997 (1)

3.1.3	Certificate of Amendment of Certificate of Incorporation, dated September 20, 1999 (1)

3.1.4	Certificate of Amendment of Certificate of Incorporation, dated December 22, 2003 (1)

3.1.5	Series A Certificate of Designation (6)

3.1.6	Series B Certificate of Designation (8)

3.2	By-laws (1)

3.3	Amendment to Bylaws (2)

4.1	Form of Common Stock Certificate (3)

4.2	Form of Warrant (4)

4.3	Warrant issued to YA Global Investments, L.P. on February 6, 2008 (4)

4.4	Form of Common Stock Purchase Warrant (5)

4.5	Form of Series A Preferred Stock Certificate (6)

4.6	Warrant issued to Trendsetter Investors, LLC on June 12, 2007 (7)

4.7	Form of Series A and Series B Common Stock Purchase Warrant (9)

10.1	Hydrocarbon Production Sharing Contract (PSC) between SCS Corporation and the Republic of Guinea, dated September 22, 2006 (10)

10.2	Amendment No. 1 to the Hydrocarbon Production Sharing Contract between SCS Corporation and the Republic of Guinea, dated March 25, 2010 (15)

10.3	Employment Agreement between Hyperdynamics Corporation and William Young, dated November 24, 2009 (28)

10.4*	Employment Agreement between Hyperdynamics Corporation and Jason D. Davis, dated June 17, 2009 (12)

10.5*	Amendment No. 1 to the Employment Agreement between Hyperdynamics Corporation and Jason D. Davis, dated October 16, 2009 (26)

10.6*	Employment Agreement between Hyperdynamics Corporation and Ray Leonard, dated July 22, 2009 (13)

10.7*	Amendment No. 1 to the Employment Agreement between Hyperdynamics Corporation and Ray Leonard, effective December 11, 2009 (19)

10.8	Sale and Purchase Agreement, effective as of December 4, 2009, between Hyperdynamics Corporation and Dana Petroleum (E&P) Limited (16)

10.9	Letter Agreement between Hyperdynamics Corporation and Dana Petroleum (E&P) Limited, dated December 2, 2009 (16)

10.10	Intentionally omitted.

10.11	Operating Agreement between SCS Corporation and Dana Petroleum (E&P) Limited, dated January 28, 2010 (20)

10.12	Lease Agreement between Hyperdynamics Corporation and Parkway Properties LP, dated December 29, 2009 (21)

10.13	Memorandum of Understanding between the Government of the Republic of Guinea and SCS Corporation, dated September 11, 2009 (English translation) (11)

10.14	Lock-up Agreement among Hyperdynamics and certain Stockholders, dated July 21, 2010 (17)

10.15	Lock-up Agreement among Hyperdynamics and TWJ Navigation, Inc., dated July 21, 2010 (17)

10.16	Marine 2D Seismic Data Acquisition Services Agreement between Hyperdynamics Corporation and Bergen Oilfield Services AS of Norway, dated September 29, 2009 (22)

10.17**	3D Seismic Contract between PGS Geophysical AS, Norway and Hyperdynamics Corporation, dated June 11, 2010

10.18	Consulting Agreement, dated August 14, 2010, between the Company and William Young (27)

10.19**	First Amendment to Consulting Agreement, dated September 23, 2010, between the Company and William Young

10.20*	2010 Equity Incentive Plan (14)

10.21*	Form of Incentive Stock Option Agreement (14)

10.22*	Form of Non-Qualified Stock Option Agreement (14)

10.23*	Form of Restricted Stock Agreement (14)

10.24	Agreement for Exclusive Dealing and Letter of Intent between Hyperdynamics Corporation and Repsol Exploración, S.A., dated November 26, 2009 (24)

10.25	Amendment to Agreement for Exclusive Dealing and Letter of Intent between Hyperdynamics Corporation, SCS Corporation and Repsol Exploración, S.A., dated January 29, 2010 (25)

10.26**	Master Service Agreement for Geophysical Data Processing Services between SCS Corporation and PGS Data Processing, Inc., dated July 2, 2010

10.27**	Supplemental Agreement No. 1 to Master Service Agreement between SCS Corporation and PGS Data Processing, Inc., dated July 2, 2010

14.1	Code of Ethics (1)

16.1	Letter from Malone & Bailey, P.C. regarding change in certifying accountant (18)

21.1**	Subsidiaries

23.2**	Consent of GBH CPAS, P.C.

31.1**
Certification of Chief Executive Officer of Hyperdynamics Corporation required by Rule 13a-14(1) or  Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**
Certification of Principal Financial Officer and Principal Accounting Officer of Hyperdynamics Corporation required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer of Hyperdynamics Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63

32.2**	Certification of Principal Financial Officer and Principal Accounting Officer of Hyperdynamics Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.

99.1	Presidential Decree (English Version) (23)

99.2	Presidential Decree (Original French Version) (23)

99.3	Arrêté (English Version) (23)

99.4	Arrêté (Original French Version) (23)

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
(7) Incorporated by reference to our Form 8-K filed June 18, 2007.
(8) Incorporated by reference to our Form 8-K filed June 15, 2001.
(9) Incorporated by reference to Form 8-K filed September 2, 2008.
(10) Incorporated by reference to Form 8-K filed September 28, 2006.
(11) Incorporated by reference to Form 8-K filed September 15, 2009.
(12) Incorporated by reference to Form 8-K, dated July 6, 2009.
(13) Incorporated by reference to Form 8-K filed July 23, 2009.
(14) Incorporated by reference to Form S-8 filed June 14, 2010.
(15) Incorporated by reference to Form 8-K filed March 31, 2010.
(16) Incorporated by reference to Form 8-K filed December 7, 2009.
(17) Incorporated by reference to Form 8-K filed July 27, 2010.
(18) Incorporated by reference to Form 8-K/A filed December 22, 2008.
(19) Incorporated by reference to Form 8-K filed December 11, 2009.
(20) Incorporated by reference to Form 8-K filed January 29, 2010.
(21) Incorporated by reference to Form 8-K filed January 6, 2010.
(22) Incorporated by reference to Form 8-K filed October 2, 2009.
(23) Incorporated by reference to Form 8-K filed May 14, 2010.
(24) Incorporated by reference to Form 8-K filed December 1, 2009.
(25) Incorporated by reference to Form 8-K filed February 1, 2010.
(26) Incorporated by reference to Form 8-K filed October 16, 2009.
(27) Incorporated by reference to Form 8-K filed August 20, 2010.
(28) Incorporated by reference to Form 8-K filed December 1, 2010.

(B)

FINANCIAL STATEMENT SCHEDULES

The financial statement schedules required by this item are set forth in the notes to our financial statements set forth on page 31 and F-1.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HYPERDYNAMICS CORPORATION

September 28, 2010	/s/ Ray Leonard
Ray Leonard
President, CEO and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

September 28, 2010	/s/ Robert Solberg
Robert A. Solberg
Non-Executive Chairman and Director

September 28, 2010	/s/ Ray Leonard
Ray Leonard
President, CEO and Director

September 28, 2010	/s/ Roger Friedberger
Roger Friedberger
Director

September 28, 2010	/s/ Fred Zeidman
Fred Zeidman
Director

September 28, 2010	/s/ David Owen
David Owen
Director

September 28, 2010	/s/ Herman Cohen
Herman Cohen
Director

September 28, 2010	/s/ Jason Davis
Jason Davis
Principal Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description

3.1.1	Certificate of Incorporation (1)

3.1.2	Certificate of Amendment of Certificate of Incorporation, dated January 21, 1997 (1)

3.1.3	Certificate of Amendment of Certificate of Incorporation, dated September 20, 1999 (1)

3.1.4	Certificate of Amendment of Certificate of Incorporation, dated December 22, 2003 (1)

3.1.5	Series A Certificate of Designation (6)

3.1.6	Series B Certificate of Designation (8)

3.2	By-laws (1)

3.3	Amendment to Bylaws (2)

4.1	Form of Common Stock Certificate (3)

4.2	Form of Warrant (4)

4.3	Warrant issued to YA Global Investments, L.P. on February 6, 2008 (4)

4.4	Form of Common Stock Purchase Warrant (5)

4.5	Form of Series A Preferred Stock Certificate (6)

4.6	Warrant issued to Trendsetter Investors, LLC on June 12, 2007 (7)

4.7	Form of Series A and Series B Common Stock Purchase Warrant (9)

10.1	Hydrocarbon Production Sharing Contract (PSC) between SCS Corporation and the Republic of Guinea, dated September 22, 2006 (10)

10.2	Amendment No. 1 to the Hydrocarbon Production Sharing Contract between SCS Corporation and the Republic of Guinea, dated March 25, 2010 (15)

10.3	Employment Agreement between Hyperdynamics Corporation and William Young, dated November 24, 2009 (28)

10.4*	Employment Agreement between Hyperdynamics Corporation and Jason D. Davis, dated June 17, 2009 (12)

10.5*	Amendment No. 1 to the Employment Agreement between Hyperdynamics Corporation and Jason D. Davis, dated October 16, 2009 (26)

10.6*	Employment Agreement between Hyperdynamics Corporation and Ray Leonard, dated July 22, 2009 (13)

10.7*	Amendment No. 1 to the Employment Agreement between Hyperdynamics Corporation and Ray Leonard, effective December 11, 2009 (19)

10.8	Sale and Purchase Agreement, effective as of December 4, 2009, between Hyperdynamics Corporation and Dana Petroleum (E&P) Limited (16)
10.9	Letter Agreement between Hyperdynamics Corporation and Dana Petroleum (E&P) Limited, dated December 2, 2009 (16)

10.10	Intentionally omitted.

10.11	Operating Agreement between SCS Corporation and Dana Petroleum (E&P) Limited, dated January 28, 2010 (20)

10.12	Lease Agreement between Hyperdynamics Corporation and Parkway Properties LP, dated December 29, 2009 (21)

10.13	Memorandum of Understanding between the Government of the Republic of Guinea and SCS Corporation, dated September 11, 2009 (English translation) (11)

10.14	Lock-up Agreement among Hyperdynamics and certain Stockholders, dated July 21, 2010 (17)

10.15	Lock-up Agreement among Hyperdynamics and TWJ Navigation, Inc., dated July 21, 2010 (17)

10.16	Marine 2D Seismic Data Acquisition Services Agreement between Hyperdynamics Corporation and Bergen Oilfield Services AS of Norway, dated September 29, 2009 (22)

10.17**	3D Seismic Contract between PGS Geophysical AS, Norway and Hyperdynamics Corporation, dated June 11, 2010

10.18	Consulting Agreement, dated August 14, 2010, between the Company and William Young (27)

10.19**	First Amendment to Consulting Agreement, dated September 23, 2010, between the Company and William Young

10.20*	2010 Equity Incentive Plan (14)

10.21*	Form of Incentive Stock Option Agreement (14)

10.22*	Form of Non-Qualified Stock Option Agreement (14)

10.23*	Form of Restricted Stock Agreement (14)

10.24	Agreement for Exclusive Dealing and Letter of Intent between Hyperdynamics Corporation and Repsol Exploración, S.A., dated November 26, 2009 (24)

10.25	Amendment to Agreement for Exclusive Dealing and Letter of Intent between Hyperdynamics Corporation, SCS Corporation and Repsol Exploración, S.A., dated January 29, 2010 (25)

10.26**	Master Service Agreement for Geophysical Data Processing Services between SCS Corporation and PGS Data Processing, Inc., dated July 2, 2010

10.27**	Supplemental Agreement No. 1 to Master Service Agreement between SCS Corporation and PGS Data Processing, Inc., dated July 2, 2010

14.1	Code of Ethics (1)

16.1	Letter from Malone & Bailey, P.C. regarding change in certifying accountant (18)

21.1**	Subsidiaries

23.2**	Consent of GBH CPAS, P.C.

31.1**
Certification of Chief Executive Officer of Hyperdynamics Corporation required by Rule 13a-14(1) or  Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**
Certification of Principal Financial Officer and Principal Accounting Officer of Hyperdynamics Corporation required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer of Hyperdynamics Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63

32.2**	Certification of Principal Financial Officer and Principal Accounting Officer of Hyperdynamics Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.

99.1	Presidential Decree (English Version) (23)

99.2	Presidential Decree (Original French Version) (23)

99.3	Arrêté (English Version) (23)

99.4	Arrêté (Original French Version) (23)

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
(7) Incorporated by reference to our Form 8-K filed June 18, 2007.
(8) Incorporated by reference to our Form 8-K filed June 15, 2001.
(9) Incorporated by reference to Form 8-K filed September 2, 2008.
(10) Incorporated by reference to Form 8-K filed September 28, 2006.
(11) Incorporated by reference to Form 8-K filed September 15, 2009.
(12) Incorporated by reference to Form 8-K, dated July 6, 2009.
(13) Incorporated by reference to Form 8-K filed July 23, 2009.
(14) Incorporated by reference to Form S-8 filed June 14, 2010.
(15) Incorporated by reference to Form 8-K filed March 31, 2010.
(16) Incorporated by reference to Form 8-K filed December 7, 2009.
(17) Incorporated by reference to Form 8-K filed July 27, 2010.
(18) Incorporated by reference to Form 8-K/A filed December 22, 2008.
(19) Incorporated by reference to Form 8-K filed December 11, 2009.
(20) Incorporated by reference to Form 8-K filed January 29, 2010.
(21) Incorporated by reference to Form 8-K filed January 6, 2010.
(22) Incorporated by reference to Form 8-K filed October 2, 2009.
(23) Incorporated by reference to Form 8-K filed May 14, 2010.
(24) Incorporated by reference to Form 8-K filed December 1, 2009.
(25) Incorporated by reference to Form 8-K filed February 1, 2010.
(26) Incorporated by reference to Form 8-K filed October 16, 2009.
(27) Incorporated by reference to Form 8-K filed August 20, 2010.
(28) Incorporated by reference to Form 8-K filed December 1, 2010.