Form 10-Q
period 2010-09-30
HYPERDYNAMICS CORP
filed 2010-11-15
CIK 937136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934: For the quarterly period ended September 30, 2010

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934: For the transition period from _______ to _________
Commission file number: 000-32490

HYPERDYNAMICS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	87-0400335
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

As of November 11, 2010, 124,263,269 shares of common stock, $0.001 par value, were outstanding.

Table of Contents

Part I. Financial Information
Item 1. Financial Statements

Consolidated Balance Sheets (unaudited) at September 30, 2010 and June 30, 2010	3

Consolidated Statements of Operations (unaudited) for the Three Months Ended September 30, 2010 and 2009, and for the period from inception of the Exploration Stage (July 1, 2009) to September 30, 2010	4

Consolidated Statement of Shareholders’ Equity (unaudited) for the period from July 1, 2009 (inception of the Exploration Stage) to September 30, 2010	5

Consolidated Statements of Cash Flows (unaudited) for the Three Months Ended September 30, 2010 and 2009, and for the period from inception of the Exploration Stage (July 1, 2009) to September 30, 2010	6

Notes to Consolidated Financial Statements (unaudited)	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3. Quantitative and Qualitative Disclosures about Market Risks	23

Item 4T. Controls and Procedures	24

Part II. Other Information

Item 1. Legal Proceedings	24

Item 6. Exhibits	24

Signatures	28

HYPERDYNAMICS CORPORATION
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Number of Shares and Per Share Amounts)
(Unaudited)

	September 30, 2010	June 30, 2010
ASSETS
Current assets:
Cash and cash equivalents	$1,199	$26,040
Restricted cash	19,713	-
Accounts receivable – joint interest	4,147	150
Prepaid expenses and other current assets	235	205
Total current assets	25,294	26,395
Property and equipment, net of accumulated depreciation of $515 and $445	732	664
Oil and gas properties, using full cost method:
Unevaluated properties excluded from amortization	14,546	92
Restricted cash	100	-
Deposits	98	69
Total assets	$40,770	$27,220

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$18,736	$3,859
Accounts payable - seismic data	650	650
Dividends payable	372	372
Short-term notes payable	106	160
Total current liabilities	19, 864	5,041

Warrant derivative liability	649	583
Deferred rent	122	70
Total liabilities	20,635	5,694

Commitments and contingencies (Note 10)

Shareholders' equity:
Convertible preferred stock, par value $0.001; stated value $1,000; 20,000,000 authorized Series A – 3,000 shares issued and 1,945 shares outstanding	-	-
Common stock, $0.001 par value, 250,000,000 shares authorized; 105,065,439 and 104,227,199 shares issued and outstanding	105	104
Additional paid-in capital	98,537	97,046
Accumulated deficit	(67,615)	(67,615)
Deficit accumulated after reentering exploration stage	(10,892)	(8,009)
Total shareholders' equity	20,135	21,526
Total liabilities and shareholders' equity	$40,770	$27,220

The accompanying notes are an integral part of these consolidated financial statements.

HYPERDYNAMICS CORPORATION
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Number of Shares and Per Share Amounts)
(Unaudited)

	Three months ended September 30,			Inception of exploration stage (July 1, 2009) through September 30,
	2010	2009		2010
Costs and expenses:
Depreciation	$70		$30	$226
Selling, general and administrative	2,049		2,388	12,896
Total costs and expenses	2,119		2,418	13,122
Loss from operations	(2,119)		(2,418)	(13,122)
Other income (expense):
Gain on sale of interest in unevaluated oil and gas properties	-		-	2,955
Loss on warrant derivative liability	(771)		(55)	(492)
Interest income (expense), net	7		(215)	(700)
Loss on settlement of debt	-		-	(298)
Total other income (expense)	(764)		(270)	1,465
Loss from continuing operations	(2,883)		(2,688)	(11,657)
Gain on sale of discontinued operations	-		768	765
Net loss	(2,883)		(1,920)	(10,892)
Preferred stock dividend to related party	-		(24)	-
Net loss attributable to common shareholders	$(2,883)		$(1,944)	$(10,892)
Basic and diluted income (loss) per share
From continuing operations	$(0.03)	$	$(0.04)
From discontinued operations	(0.00)		0.01
Net loss per share attributable to common shareholders	$(0.03)	$	$(0.03)

Weighted average shares outstanding – basic and diluted	104,288,205		64,668,989

The accompanying notes are an integral part of these consolidated financial statements.

HYPERDYNAMICS CORPORATION
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
FOR THE PERIOD FROM JULY 1, 2009 (INCEPTION OF EXPLORATION STAGE) THROUGH SEPTEMBER 30, 2010
(In Thousands, Except Number of Shares)
 (Unaudited)

	Series A Preferred		Series B Preferred		Common Stock		Additional Paid-in	Accumulated	Deficit Accumulated after reentering Exploration
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Stage	Total
Balance at July 1, 2009, as adjusted	1,945	-	2,406	-	64,162,813	64	70,220	(67,615)	-	2,669
Common stock issued for:
Services	-	-	-	-	442,049	-	324	-	-	324
Conversion of Series B Preferred Stock	-	-	(2,406)	-	15,822,222	16	(16)	-	-	-
Conversion of debentures	-	-	-	-	1,949,411	2	1,294	-	-	1,296
Cash	-	-	-	-	16,878,096	17	17,183	-	-	17,200
Exercise of warrants	-	-	-	-	4,646,465	5	4,409	-	-	4,414
Cashless Exercise of options	-	-	-	-	124,653	-	-	-	-	-
Cashless Exercise of warrants classified as a derivative	-	-	-	-	201,490	-	723	-	-	723
Amortization of fair value of stock options	-	-	-	-	-	-	1,579	-	-	1,579
Discount related to modification of convertible debt	-	-	-	-	-	-	1,172	-	-	1,172
Warrant repricing charged to interest expense	-	-	-	-	-	-	158	-	-	158
Warrant repricing
Deemed dividend	-	-	-	-	-	-	322	-	-	322
Deemed dividend	-	-	-	-	-	-	(322)	-	-	(322)
Net loss	-	-	-	-	-	-	-	-	(8,009)	(8,009)
Balance, June 30, 2010	1,945	$-	-	$-	104,227,199	$104	$97,046	$(67,615)	$(8,009)	$21,526
Common stock issued for:
Exercise of warrants	-	-	-	-	575,000	1	563	-	-	564
Exercise of options	-	-	-	-	40,000	-	28	-	-	28
Cashless exercise of warrants classified as a derivative	-	-	-	-	223,240	-	705	-	-	705
Amortization of fair value of stock options	-	-	-		-	-	195	-	-	195
Net loss	-	-	-	-	-	-	-	-	(2,883)	(2,883)
Balance, September 30, 2010	1,945	$-	-	$-	105,065,439	$105 $	98,537	$(67,615)	$(10,892)	$20,135

The accompanying notes are an integral part of these consolidated financial statements.

HYPERDYNAMICS CORPORATION
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
 (Unaudited)

	Three Months Ended September 30,		Inception of Exploration Stage (July 1, 2009) through September 30,
	2010	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,883)	$(1,920)	$(10,892)
Income from discontinued operations	-	(768)	(765)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	70	30	226
Common stock issued for services	-	80	143
Employee stock options	195	1,161	1,775
Variable share issuance obligation	-	(375)	(374)
Loss on settlement of debt	-	-	298
Gain on sale of oil and gas properties	-	-	(2,955)
Loss on derivative liability	771	55	492
Interest accreted to debt principal	-	-	342
Repricing of warrants	-	-	158
Loss on disposition of assets	-	-	32
Amortization of discount and financing costs on debt	-	79	144
Changes in operating assets and liabilities:
Advances to joint interest partner	(3,997)	-	(3,997)
Accounts receivable	-	-	(150)
Prepaid expenses	(30)	6	92
Other assets	(29)	-	(87)
Accounts payable and accrued expenses	2,164	2,387	4,878
Deferred rent	52	(4)	66
Cash provided by (used in) operating activities – continuing operations	(3,687)	731	(10,574)
Cash used in operating activities – discontinued operations	-	(76)	(76)
Net cash provided by (used in) operating activities	(3,687)	655	(10,650)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(138)	-	(789)
Investment in oil and gas properties	(1,741)	(1,717)	(15,782)
Increase in restricted cash	(19,813)	-	(19,813)
Proceeds from sale of interest in unevaluated oil and gas properties	-	-	25,001
Cash used in investing activities – continuing operations	(21,692)	(1,717)	(11,383)
Cash provided by investing activities – discontinued operations	-	884	881
Net cash used in investing activities	(21,692)	(833)	(10,502)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock and warrants, net of offering costs of $1,285	-	-	17,200
Proceeds from exercise of stock options	28	-	28
Proceeds from exercise of warrants	564	-	4,977
Payments of dividends payable – related party	-	-	(430)
Payments on notes payable and installment debt	(54)	(40)	(784)
Cash provided by (used in) financing activities – continuing operations	538	(40)	20,991
Cash used in financing activities – discontinued operations	-	-	-
Net cash provided by (used in) financing activities	538	(40)	20,991

DECREASE IN CASH AND CASH EQUIVALENTS	(24,841)	(218)	(161)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	26,040	1,360	1,360
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,199	$1,142	$1,199

The accompanying notes are an integral part of these consolidated financial statements.

HYPERDYNAMICS CORPORATION
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(In Thousands)
(Unaudited)

	Three Months Ended September 30,		Inception of Exploration Stage (July 1, 2009) through September 30,
	2010	2009	2010
SUPPLEMENTAL DISCLOSURES:
Interest paid in cash	$1	$-	$70
Income taxes paid in cash	-	-	-

NON-CASH INVESTING and FINANCING TRANSACTIONS:

Common stock issued to settle variable share obligation	$-	$179	$181
Deemed dividend attributable to repriced warrants originally issued with purchase of common stock	-	-	322
Asset retirement obligation transferred as part of sale of assets	-	18	18
Accounts payable for oil and gas property	12,713	-	12,713
Accrued and unpaid stock dividend to related parties	-	24	-
Conversion of debt, net of discount of $1,116	-	-	1,294
Conversion of Series B Preferred Stock into Common Stock	-	16	16
Fair value of warrant modifications	-	-	480
Relative fair value of warrants issued in connection with equity offerings	-	-	3,839
Note payable for prepaid insurance	-	115	275
Discount of convertible debt modification	-	-	1,172
Exercise of warrants classified as a derivative	705	-	1,428
Reclassification of warrants as a derivative under ASC 815	-	-	1,585

The accompanying notes are an integral part of these consolidated financial statements.

HYPERDYNAMICS CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

Hyperdynamics Corporation (“Hyperdynamics,” the “Company,” “we,” and “our”) is a Delaware corporation formed in March 1996. We have two wholly-owned subsidiaries, SCS Corporation (“SCS”) and HYD Resources Corporation (“HYD”). Through SCS and its wholly owned subsidiary, SCS Corporation Guinea SARL (a limited liability company formed under the laws of the Republic of Guinea located in Conakry, Guinea), we focus on oil and gas exploration offshore the west coast of Africa.  Our exploration efforts are pursuant to a Hydrocarbon Production Sharing Contract, as amended (the “PSC”).  We refer to the rights granted under the PSC as the “Guinea Concession.” SCS began operations in oil and gas exploration, seismic data acquisition, processing, and interpretation in late fiscal 2002. In April 2004, we acquired HYD, and in January 2005, HYD acquired Trendsetter Production Company (“Trendsetter”), an oil and gas operator in Louisiana that had been under common ownership with HYD. Trendsetter operated all of our domestic oil and gas assets until the completion of their sale in August 2009.

We reentered the Exploration stage effective July 1, 2009 after the sale of all of our proved reserves.

We are seeking, among other things, to bring in one or more additional PSC participants to help fund our exploration and development of sub-surface hydrocarbons in commercial quantities offshore Guinea.

The unaudited consolidated financial statements of Hyperdynamics have been prepared in accordance with accounting principles generally accepted in the United States and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in our Annual Report filed with the SEC on Form 10-K for the year ended June 30, 2010. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year ended June 30, 2010, as reported in the Form 10-K, have been omitted.

Use of estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses at the balance sheet date and for the period then ended. Actual results could differ from these estimates.

Cash and cash equivalents

Cash equivalents are highly liquid investments with an original maturity of three months or less.  We maintain our cash in bank deposit accounts which, at times, exceed the federally insured limits.  At September 30, 2010, we had approximately $20,100,000 in excess of FDIC limits.  We have not experienced any losses in such accounts.

Restricted cash

Included in restricted cash are certificates of deposit (“CD”) with Amegy Bank. One of our CD’s secures our letter of credit relating to our 3D seismic contract with PGS.  Under the terms of the 3D seismic contract, we secured a collateralized CD for a letter of credit in July 2010 in the amount of $21.0 million for the sole purpose of funding this seismic acquisition. As work is performed and invoiced, PGS Geophysical AS, Norway will submit draw documents to Amegy Bank for payment of such invoices under the terms of the agreement. As of September 30, 2010, the amount of the CD and letter of credit was $19,713,000. See Note 10.

The other CD was also established in July 2010 in the amount of $100,000 to secure corporate credit cards used for general corporate purposes, primarily for travel expenditures. As of September 30, 2010, this CD balance remained at $100,000.

Accounts receivable and allowance for doubtful accounts

We do not require collateral from our customers. We establish provisions for losses on accounts receivable if we determine that we will not collect all or part of the outstanding balance. Accounts receivable are written down to reflect management’s best estimate or realizability based upon known specific analysis, historical experience, and other currently available evidence of the net collectible amount. There is no allowance for doubtful accounts as of September 30, 2010 and June 30, 2010. At September 30, 2010, all of our accounts receivable balance was related to joint interest billings to Dana Petroleum (E&P) Limited (“Dana”), who owns a 23% participating interest in our Guinea Concession.

Earnings per share

Basic loss per share is computed using the weighted average number of shares of common stock outstanding during each period. Diluted loss per share includes the dilutive effects of common stock equivalents on an “as if converted” basis. For the three months ended September 30, 2010 and 2009, all potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

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

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  We have determined that certain warrants outstanding as of the date of these financial statements qualify as derivative financial instruments under the provisions of FASB ASC Topic No. 815-40, Derivatives and Hedging – Contracts in an Entity’s Own Stock. These warrant agreements include provisions designed to protect holders from a decline in the stock price (‘down-round’ provision) by reducing the exercise price in the event we issue equity shares at a price lower than the exercise price of the warrants.  As a result of this down-round provision, the exercise price of these warrants could be modified based upon a variable that is not an input to the fair value of a ‘fixed-for-fixed’ option as defined under FASB ASC Topic No. 815-40 and consequently, these warrants must be treated as a liability and recorded at fair value at each reporting date.

The fair value of these warrants was determined using a lattice model with any change in fair value during the period recorded in earnings as “Other income (expense) – Loss on warrant derivative liability.” As a result, the derivative warrant liability is carried on the balance sheet at its fair value.

Significant Level 3 inputs used to calculate the fair value of the warrants include the stock price on the valuation date, expected volatility, risk-free interest rate and management’s assumptions regarding the likelihood of a repricing of these warrants pursuant to the down-round provision.

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2010.

	Carrying Value at September 30,	Fair Value Measurement at September 30, 2010
(in thousands)	2010	Level 1	Level 2	Level 3
Derivative warrants liability	$649	$-	$-	$649

The following table sets forth the changes in the fair value measurement of our Level 3 derivative warrant liability:

Beginning balance – July 1, 2010	$583
Reduced for warrants exercised and reclassified to additional paid-in capital	(705)
Change in fair value of derivative liability	771
At September 30, 2010	$649

The $771,000 change in fair value was recorded as an increase to the derivative liability and as a non-cash loss in our statement of operations. For the three months ended September 30, 2010, we incurred a $771,000 non-cash loss, $674,000 of which was unrealized loss on the change in fair value of the liability and $97,000 which was related to the exercise during the period of warrants classified as derivative liabilities.  For the three months ended September 30, 2009, we incurred a $55,000 non-cash loss which was an unrealized loss on the change in fair value of the liability.

Subsequent events

We evaluated all subsequent events from September 30, 2010 through the date of the issuance of the consolidated financial statements.

Recently issued or adopted accounting pronouncements

Recently issued or adopted accounting pronouncements are not expected to have, or did not have, a material impact on our financial position or results from operations.

2. SALES OF OIL AND GAS PROPERTIES AND DISCONTINUED OPERATIONS

On April 1, 2009, we executed a contract to sell the working interest in all of our domestic oil and gas properties in a transaction that was treated for accounting purposes as three sales. The sale was completed during August 2009 at which time we received a final payment of $820,000 and recognized a gain on sale of $765,000.

3. INVESTMENT IN OIL AND GAS PROPERTIES

Investment in oil and gas properties consists of our Guinea concession in offshore West Africa. We own a 77% participating interest in our Guinea Concession.

The following table provides detail of capitalized costs (in thousands) for Guinea as of September 30, 2010 and June 30, 2010:

	September 30, 2010	June 30, 2010
Geological and Geophysical Cost	$14,546	$92
Unevaluated Properties not Subject to Amortization	$14,546	$92

Excluded Costs

We exclude capitalized costs of unevaluated oil and gas properties from amortization. Currently, geological and geophysical information pertaining to the Guinea concession is being collected and evaluated and no reserves have been attributed to this concession. The net costs associated with such unproved properties of $14,546,000 and $92,000 as of September 30, 2010 and June 30, 2010, respectively, are excluded from amounts subject to amortization. The majority of the evaluation activities are expected to be completed within the next two years. As of September 30, 2010, based on our impairment review and our intent to continue evaluation activities, there was no impairment indicated for our excluded costs.

We incurred $14,454,000 of geological and geophysical costs for our Guinea Concession during the three months ended September 30, 2010, primarily related to our 3D seismic acquisition work which commenced in August 2010. We incurred $1,717,000 of geological and geophysical costs for our Guinea Concession during the three months ended September 30, 2009.

4. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of September 30, 2010 and June 30, 2010 include the following:

	September 30, 2010	June 30, 2010
	(in thousands)
Accounts payable – oil and gas exploration activities	$17,744	$2,061
Accrued payroll and bonus	543	1,362
Accrued – Other	449	436
	$18,736	$3,859

5. ACCOUNTS PAYABLE – SEISMIC DATA

Accounts payable – seismic data reflects amounts due to Offshore Seismic Surveys (“OSS”) under an agreement whose repayment terms are subject to our selling of Guinea seismic data originally procured from OSS.  During the three months ended September 30, 2010 we did not sell any seismic data and no amounts were due under the agreement.

6. SHORT-TERM NOTES PAYABLE AND LONG-TERM DEBT

Short-term notes payable and long-term debt consists of the following:

	September 30, 2010	June 30, 2010
	(in thousands)
Installment notes payable	$106	$160
Less: current portion	(106)	(160)
Long term notes payable	$-	$-

During the year ended June 30, 2010, we financed an insurance policy for an aggregate amount of $178,000, with a down payment of $18,000. As of June 30, 2010, the net amount outstanding on these notes was $160,000. The notes are payable over nine months from inception in installments of approximately $18,000 per month and accordingly for the three month period ended September 30 2010, payments of $54,000 were made leaving a balance of $106,000.

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

The exercise price of certain warrants issued to YA Global Investments, LP (“YA Global”) is subject to “reset” provisions in the event we subsequently issue common stock, stock warrants, stock options or convertible debt with a stock price, exercise price or conversion price lower than their exercise price, originally $2.00 per share. If these provisions are triggered, YA Global will receive warrants to purchase additional shares of common stock and a reduction in the exercise price of all their warrants.

As such, effective July 1, 2009, we reclassified from additional paid-in capital, as a cumulative effect adjustment, $1,585,000 to Warrant Derivative Liability to recognize the fair value of the YA Global Warrants as if these warrants had been treated as a derivative liability since their issuance in February 2008. We recognized a loss of $55,000 related to the change in the fair market value of these warrants during the three months ended September 30, 2009.

In November 2009, the YA Global warrants, then totaling 666,666 were reset to an exercise price of $0.95 and into a total number of shares of 1,157,894.  In December 2009, these warrants, then totaling 1,157,894 were reset to an exercise price of $0.90 and into a total number 1,222,222 shares.

In April 2010, YA Global exercised 520,000 of these warrants on a cashless basis. This reduced the derivative liability by $722,000 and increased by the same amount additional paid-in capital. The fair value of the YA Global Warrants was $583,000 on June 30, 2010.

In September 2010, YA Global exercised 468,611 of these warrants on a cashless basis. This reduced the derivative liability by $705,000 and increased by the same amount additional paid-in capital. During the three months ended September 30, 2010, we recognized a $771,000 loss on the warrant derivative liability, of which $674,000 was unrealized based on the change in fair value of the liability and of which $97,000 was related to the exercise of the 468,611 warrants in September 2010. The fair value of the remaining 233,611 YA Global warrants was $649,000 on September 30, 2010.

These common stock purchase warrants do not trade in an active securities market, and as such, we estimate the fair value of these warrants using a Lattice Model using the following assumptions:

	September 30, 2010	June 30, 2010
Annual dividend yield	0.00	0.00
Expected life (years)	2.36	2.61
Risk-free interest rate	0.84%	1.45%
Expected volatility	134%	133%
Probability of below exercise price issuance	10%	10%

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

8. SHAREHOLDERS' EQUITY

 Agreement with Certain Stockholders

On July 21, 2010, we entered into two agreements (the “Letter Agreements”) with certain holders of Common Stock in which an aggregate of 13,400,000 shares of our Common Stock and Warrants to purchase an aggregate of 3,980,000 shares of our Common Stock that are owned by the holders (the shares of Common Stock and shares of Common Stock underlying the Warrants are collectively referred to as the “Securities”) will be subject to certain lock-up restrictions.  The holders have agreed that, during the period beginning on July 21, 2010, and ending nine months later on April 21, 2011 (the “Restriction Period”), except under certain circumstances discussed below and identified in the Letter Agreements, without our written consent, they will not (i) sell, offer to sell, contract to agree to sell, hypothecate, hedge, pledge, grant any option to purchase, make any short sale or otherwise dispose of or agree to dispose of, directly or indirectly, any of the 13,400,000 shares of Common Stock held by them or the 3,980,000 shares that may be acquired pursuant to exercise of the Warrants, or any of the 3,980,000 Warrants or (ii) enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of any of these Securities, whether any such transaction is to be settled by delivery of such Securities, in cash or otherwise.  During the Restriction Period (i) 15 percent of the locked-up shares would be released from the lock-up if the stock price reaches $3 a share for five consecutive trading days, which occurred in October 2010, (ii) 50 percent will be released if the price reaches $5 a share for five days, and (iii) 100 percent will be released if the stock price reaches $9 a share for the same period.  Under the terms of the Letter Agreements, the holders also agreed to donate an aggregate of 2,000,000 shares of Common Stock and Warrants to purchase an aggregate of 1,000,000 shares of Common Stock to the American Friends of Guinea, a charitable organization with which we are working to provide support to the people of Guinea.

Common Stock issuances

Three months ended September 30, 2010

For exercise of options for cash:

During the three months ended September 30, 2010, 40,000 options were exercised for cash at exercise prices ranging from $0.31 to $1.13 for total gross proceeds of $27,850.

For exercise of warrants for cash:

During the three months ended September 30, 2010, 575,000 warrants were exercised for cash at an exercise price of $0.98 for total gross proceeds of $563,500.

For cashless exercise of options:

There were no cashless exercises of options during the three months ended September 30, 2010.

For cashless exercise of warrants:

During the three months ended September 30, 2010, we issued 223,240 shares of common stock to YA Global upon the cashless exercise of warrants to purchase 468,611 shares of common stock.

Employee stock options

During the three months ended September 30, 2010, we granted options to purchase 75,000 shares of common stock to our employees. The compensation expense associated with these employee stock options during the three months ended September 30, 2010 was $43,000. See Note 9.

Three months ended September 30, 2009

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

Common Stock issuances

During the three months ended September 30, 2009, we issued 388,251 shares of common stock from its Stock and Stock Option plan to employees, directors and consultants for services valued at $258,000. Services were valued using the market close price on the date of grant.

Employee stock options

During the three months ended September 30, 2009, we granted options to purchase 4,840,000 shares of our common stock to employees and directors.   The compensation expense associated with employee stock options during the three months ended September 30, 2009 was $1,161,000. The fair value of the options grants was determined using the Black-Scholes option pricing model.

9. STOCK OPTIONS AND WARRANTS

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

The 2010 Plan provides for the grants of shares of common stock, restricted stock or incentive stock options and/or nonqualified stock options to purchase our common stock to selected employees, directors, officers, agents, consultants, attorneys, vendors and advisors of ours’ or of any parent or subsidiary thereof. Shares of common stock, options, or restricted stock can only be granted under this plan within 10 years from the effective date of February 18, 2010. A maximum of 5,000,000 shares are issuable under the 2010 Plan and at September 30, 2010, 3,851,000 shares remained issuable under the 2010 Plan.

The 2010 Plan provides a means to attract and retain the services of participants and also to provide added incentive to such persons by encouraging stock ownership in us. Plan grants are administered by the Compensation Committee, who have substantial discretion to determine which persons, amounts, time, price, exercise terms, and restrictions, if any.

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

2010 Equity Incentive Plan

Options granted to employees during the three months ended September 30, 2010:

•
In September 2010, we granted options to purchase 75,000 shares of common stock, 25,000 shares each to three employees. The options have an exercise price of $1.22 per share and a term of ten years and vest upon achieving a trading share price for our common stock of $3.00 per share.  These options had an estimated fair value of $43,000.

The following table provides information about options granted and option related expense during the three months ended September 30, 2010 and 2009:

	2010	2009
Number of options granted	75,000	4,840,000
Compensation expense recognized as selling, general and administrative expense	$195,000	$1,161,000
Compensation cost capitalized	-	-
Weighted average fair value of options	$0.57	$0.24

The following table details the significant assumptions used to compute the fair market values of employee stock options granted during the three months ended September 30, 2010 and 2009:

	2010	2009
Risk-free interest rate	2.68%	0.54-3.30%
Dividend yield	0%	0%
Volatility factor	127%	115-129%
Expected life (years)	0.92	1.0 - 7.5

At September 30, 2010, there was $2,091,000 of unrecognized compensation costs related to non-vested share based compensation arrangements granted to employees and directors under the plan. We expect to amortize this cost over the next five years.

 Summary information regarding employee and director stock options issued and outstanding as of September 30, 2010 is as follows:

	Options	Weighted Average Share Price	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Outstanding at year ended June 30, 2010	7,948,760	$0.91
Granted	75,000	1.22
Exercised	(40,000)	0.70
Forfeited	(50,000)	1.13
Expired	(343,760)	2.17
Outstanding at September 30, 2010	7,590,000	$0.85	6.25	$11,470,980

Options outstanding and exercisable as of September 30, 2010
Exercise Price	Outstanding Number of Shares	Remaining Life	Exercisable Number of Shares
$0.01 – 0.49	60,000	1 year or less	60,000
$0.01 – 0.49	85,000	2 years	85,000
$0.01 – 0.49	3,650,000	4 years	850,000
$0.50 – 1.00	50,000	1 year or less	50,000
$0.50 – 1.00	40,000	2 years	40,000
$0.50 – 1.00	90,000	3 years	30,000
$0.50 – 1.00	700,000	4 years	-
$1.00 – 1.49	15,000	1 year or less	15,000
$1.00 – 1.49	800,000	4 years	800,000
$1.00 – 1.49	120,000	5 years	-
$1.00 – 1.49	1,099,000	9 years	-
$1.50 – 1.99	611,000	4 years	50,000
$2.00 - 2.49	170,000	1 year or less	170,000
$2.00 - 2.49	60,000	2 years	60,000
$2.50 - 2.99	40,000	1 year or less	40,000
	7,590,000		2,250,000

Options exercisable had an intrinsic value of $3,149,050 at September 30, 2010.

Warrants

During the three months ended September 30, 2010 and 2009, we did not grant any warrants.

During the three months ended September 30, 2010, two holders of warrants exercised 575,000 warrants with an exercise price of $0.98 per share for total proceeds to us of $563,500.  Additionally, YA Global exercised 468,611 of its warrants on a cashless basis and received 223,240 shares of our common stock.  The YA Global warrants are accounted for as a derivative liability as further discussed in Note 7 above.

Summary information regarding common stock warrants issued and outstanding as of September 30, 2010 is as follows:

	Warrants	Weighted Average Share Price
Outstanding at year ended June 30, 2010	11,065,128	$1.25
Granted	-	-
Exercised	(1,043,611)	0.94
Cancelled	-	-
Expired	-	-
Outstanding at September 30, 2010	10,021,517	$1.28

Warrants outstanding and exercisable as of September 30, 2010
Exercise Price	Outstanding Number of Shares	Remaining Life	Exercisable Number of Shares
$0.90	233,611	2 years	233,611
$0.90	3,480,000	3 years	3,480,000
$0.98	2,819,444	3 years	2,819,444
$1.58	807,693	1 years	-
$1.58	2,180,769	5 years	-
$4.00	500,000	3 years	500,000
	10,021,517		7,033,055

The outstanding warrants had an intrinsic value of $11,643,705 at September 30, 2010. Of the 10,021,517 warrants outstanding at September 30, 2010, 7,033,055 are exercisable, while the 2,988,462 of warrants issued on April 20, 2010, as described above, are exercisable 181 days following the closing date of the offering, or October 18, 2010.

10. COMMITMENTS AND CONTINGENCIES

LITIGATION AND OTHER LEGAL MATTERS

From time to time, we and our subsidiaries are involved in business disputes that may occur in the ordinary course of business. We are unable to predict the outcome of such matters when they arise. Other than disputes currently disclosed under litigation, we are not aware of any other disputes that exist, and do not believe that the ultimate resolution of such matters would have a material adverse effect on our financial statements.

Wellington Lawsuit

On April 9, 2001, we were named as a defendant in a lawsuit styled Wellington, LLC vs. Hyperdynamics Corporation et al. Civil Action# 18811-NC, The Court of Chancery of Delaware. The Plaintiff claims that we did not carry out conversion of Series A preferred stock to common stock.  On August 9, 2002, Plaintiff, Defendant, and their respective counsels executed an “Agreement for Transfer of Claims in Delaware Action to Georgia.” Subsequently, the lawsuit was moved in its entirety to Atlanta, Georgia to be litigated under the lawsuit discussed below.  Under the agreement, the Plaintiff in the Delaware action, Wellington, LLC. would become the Defendant in Atlanta.  During the fiscal year ended June 30, 2004, the Court of Chancery of Delaware dismissed the Delaware case.

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

We are subject to counterclaims in this Georgia litigation.  The counterclaimants allege that Hyperdynamics and its Officers and Directors breached their fiduciary duties to shareholders and committed other tortuous acts.  We intend to continue to vigorously pursue damages and defend all counterclaims.  Discovery is being primarily focused on jurisdictional issues at this time.  During the litigation, we have made numerous claims of discovery abuse resulting in certain defendants and defense attorneys involved being sanctioned by the court.  They have filed for sanctions against us as well.  The court dismissed all non-Georgia defendants.  We have filed a notice of appeal of that ruling.

The Georgia Court of Appeals rejected our appeal of the trial court’s order dismissing the non-Georgia defendants because it was not a “final order,” though it was in effect as to the dismissed defendants.  The Court of Appeals’ action returned the case to the trial court where a Motion for Reconsideration was filed due to a dramatic change in the law of personal jurisdiction in Georgia. (See Innovative Clinical & Consulting v. First National Bank of Ames, 279 Ga. 672 (2005)).   On November 25, 2008, the court consented to an interlocutory appeal of the ruling, thereby allowing that ruling to become final and allow for appeal.   The Georgia Court of Appeals reversed the trial court in July, 2010 and held that jurisdiction existed. The defendants affected by this ruling have sought review by the Georgia Supreme Court. We have determined that the possibility of loss is remote and have not recorded any liability.

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

Contingent notes payable

Our subsidiary, SCS, has $350,000 remaining of a contingent note payable due to Seacon Computer Systems Inc., the former owners of SCS Corporation's assets. It is payable in our common stock and it is payable only if SCS has net income in any given quarter. If SCS experiences net income in a quarter, 25% of the income will be paid against the note, until the contingency is satisfied.

PGS Geophysical AS, Norway

On June 11, 2010, we entered into an Agreement for the Supply of Marine Seismic Data (“3D Seismic Contract”) with PGS Geophysical AS, Norway (“PGS”).  Under the terms of the 3D Seismic Contract, PGS agreed to conduct the acquisition phase of a 3,635 square kilometer 3D seismic survey of the area that is subject to our rights, or concession, to explore and exploit offshore oil and gas reserves off the coast of Guinea.  The intended purpose of the 3D seismic survey is to obtain detailed imaging of the multiple prospects which were identified from our prior 2D seismic data acquisition over the concession.

Under the terms of the 3D Seismic Contract, PGS has agreed to carry out the survey in two separate portions that commenced in August 2010.  The 3D Seismic Contract was initially for $21.0 million, including mobilization and demobilization expenses.

In addition, we have contracted with PGS to process the data from the 3D seismic survey. The seismic data processing contract was for $2.5 million and is expected to be completed in the first quarter of 2011. The expected final cost of the survey under the 3D Seismic Contract is estimated to be $24.5 million, including mobilization and demobilization expenses.  We expect our share of the cost to be 77% of that amount. Under the terms of the 3D Seismic Contract, we secured a Letter of Credit in the amount of $21.0 million for the sole purpose of funding this seismic acquisition. As work is performed and invoiced, PGS will submit draw documents to the institution the letter of credit is with for payment of such invoices under the terms of the agreement.

In August 2010, we received the first invoice for mobilization of the vessel performing this seismic acquisition in the amount of $1.3 million. We have received Dana’s 23% share of these costs, and the invoice has been paid under the Letter of Credit, which was reduced to $19.7 million. In September 2010, we received the next PGS invoice for seismic acquisition work performed during August, in the amount of $7.5 million. We have invoiced Dana for their 23% share, or $1.7 million, which we received on October 1, 2010, and the Letter of credit funded the $7.5 million invoice in early October, which reduced the Letter of Credit to $12.2 million. In early October, we received the next PGS invoice for seismic acquisition work performed during September, in the amount of $9.0 million. We have invoiced Dana for their 23% share, or $2.1 million, which has also been received, and the Letter of Credit funded the $9.0 million invoice in early November, which reduced the Letter of Credit to $3.2 million.

The Letter of Credit is through Amegy Bank N.A. and the Letter of Credit Reimbursement Agreement was entered into on July 15, 2010. The Letter of Credit is secured by a Certificate of Deposit, which was funded in the amount of $21.0 million on July 8, 2010 and bears interest at a rate of 0.25% per annum. We incur an issuance fee with respect to the Letter of Credit computed at the rate of 0.0125% per annum on the daily average amount available to be drawn under the Letter of Credit from and including the date of issuance until the stated expiry date payable quarterly in arrears on the last business day of each calendar quarter end commencing September 30, 2010. These fees incurred on September 30, 2010 amounted to $56,000.

Operating Leases

We lease office space under long-term operating leases with varying terms. Most of the operating leases contain renewal and purchase options. We expect that in the normal course of business, the majority of operating leases will be renewed or replaced by other leases.

The following is a schedule by years of minimum future rental payments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of September 30, 2010:

Years ending June 30: (in thousands)
2011	$72
2012	221
2013	241
2014	268
2015	194
Total minimum payments required	$996

Rent expense included in net loss from operations for the three month periods ended September 30, 2010 and 2009 was $61,000 and   $44,000, respectively.

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

11. SUBSEQUENT EVENTS

Private Placement of Common Stock

On November 3, 2010, we entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with two institutional funds under management of affiliates of BlackRock (collectively, the “Investors”) pursuant to which the Investors agreed to purchase, an aggregate of 15,000,000 shares (the “Shares”) of our Common Stock at a purchase price of $2.00 per share in a private placement (the “Private Placement”). At closing, we received approximately $29.9 million, net of offering expense.

Simultaneous with the execution of the Stock Purchase Agreement, we entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with the Investors covering the resale from time to time of the Shares. Pursuant to the Registration Rights Agreement, we agreed to use, within 30 days of the closing, commercially reasonable efforts to file the registration statement with the SEC and to cause the registration statement to become effective within 120 days of the closing of the sale of the Shares.  The registration rights for any purchaser or holder of the Shares shall expire if all of the Shares held by such purchaser or holder may be sold pursuant to Rule 144 of the Securities Act of 1933, as amended (the “Securities Act”), without restriction or limitation pursuant to Rule 144 (or any successor rule) under the Securities Act.

In the event that (i) (A) we do not file the Registration Statement with the SEC on or prior to the applicable filing deadline or (B) the Registration Statement is not declared effective by the SEC on or prior to such deadline; or (ii) on any day after the effective date of such Registration Statement, sales of registrable securities cannot be made because of a failure to: (x) keep such Registration Statement effective or (y) disclose such information as is necessary for sales to be made or (z) register a sufficient amount of our common stock, then we will pay to each Investor an amount in cash equal to one percent (1%) of the aggregate purchase price paid by such Investor on every 30th day until such failure is cured (pro-rated for periods totaling less than 30 days), not to exceed, in the aggregate, ten percent (10%) of the aggregate purchase price of all the Shares.  In the event that we fail to pay in a timely manner, the payments to each Investor will bear interest at the rate of one-half of one percent (0.5%) per month (pro-rated for partial months) until paid in full.

Warrants Exercised

Warrant exercises since September 30, 2010 include:

•
On October 8, 2010, YA Global exercised its remaining 233,611 warrants with a strike price of $0.90 per share as further described in Note 7 above.  This cashless exercise resulted in a net issuance of 161,608 shares of our common stock and eliminated the remaining derivative liability associated with these warrants.

•	In October 2010, 2,597,000 warrants with a strike price of $0.98 were exercised for proceeds of $2,545,822.

•	In October and November 2010, 1,269,230 warrants with a strike price of $1.58 were exercised for proceeds of $2,005,383.

Stock Options Exercised

Stock option exercises since September 30, 2010 include:

•	On October 7, 2010, 6,849 stock options with a strike price of $1.20 were exercised on a cashless basis for a net issuance of 3,759 shares of our common stock.

•	On November 2, 2010, 50,000 stock options with a strike price of $0.24 were exercised on a cashless basis for a net issuance of 45,455 shares of our common stock.

•	On October 14, 2010, 30,000 stock options with a strike price of $1.61 were exercised for proceeds of $48,300.

•	On November 3, 2010, 60,000 stock options with a strike price ranging from $0.31to $1.13 were exercised for proceeds of $36,158.

•	On November 4, 2010, 25,000 stock options with a strike price of $1.22 were exercised for proceeds of $30,500.

•	On November 9, 2010, 5,000 stock options with a strike price ranging of $1.20 were exercised for proceeds of $6,000.

Equity transactions

Significant stock options granted, forfeited or expired since September 30, 2010, include:

•
380,000 stock options granted under the 2010 Plan for certain of our employees with strike prices ranging from $2.36 to $3.43, having a ten year life. The 380,000 options vest as follows; 100,000 ratably over three years, 180,000 options vested immediately upon grant, 50,000 options vested in October upon achieving a $3.00 stock price for 5 consecutive days, while the remaining 50,000 will vest upon achieving a $3.00 stock price for 5 consecutive days. These options had an estimated value of $866,000.

•	440,000 stock options for certain employees were forfeited, cancelled or expired.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION

We are including the following cautionary statement to make applicable and take advantage of the safe harbor provision of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of, us. This quarterly report on Form 10-Q contains forward-looking statements. Forward-looking statements include statements concerning plans, objectives, goals, strategies, expectations, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Certain statements contained herein are forward-looking statements and, accordingly, involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. Our expectations, beliefs and projections are expressed in good faith and are believed by us to have a reasonable basis, including without limitations, management's examination of historical operating trends, data contained in our records and other data available from third parties, but there can be no assurance that management's expectations, beliefs or projections will result or be achieved or accomplished. In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in the view of us, could cause actual results to differ materially from those discussed in the forward-looking statements: the ability of us to respond to changes in the oil and gas exploration and production environment, competition, the availability of financing, and, if available, on terms and conditions acceptable to us, and the availability of personnel in the future.

Overview

Our corporate mission is to provide energy for the future by exploring for, developing new, and re-establishing pre-existing sources of energy worldwide.  We are currently exploring for oil and gas offshore Guinea, West Africa.

We devote a substantial portion of our efforts to obtaining additional PSC participants to help fund our exploration and development of sub-surface hydrocarbons in commercial quantities offshore Guinea.   We intend to continue acquiring, exploring and developing oil and gas properties on a global basis.  At this time, we have no source of operating revenue and there is no assurance when we will, if ever.  We have no operating cash flows and require substantial additional funds to fulfill our business plans.

Our operating plan within the next 12 months includes the following:

•	Obtaining funds and completing technical work and planning with Dana Petroleum (E&P) Limited (“Dana”) and prospective participants in our concession to drill offshore Guinea in late 2011.

•	Acquiring, processing and interpreting the 3D seismic survey which began in August 2010. This will allow for identification of one or more proposed drilling locations.

•
Adding one or more additional PSC participants to help fund our search for oil and gas deposits on our Guinea Concession. We expect that adding a PSC participant will include the assignment of a portion of our interest in the Guinea Concession to such participant.

Results of Operations

Based on the factors discussed below for our international segment, discontinued operations and for corporate overhead, the net loss attributable to common shareholders for the three months ended September 30, 2010 increased $939,000, or 48%, from a net loss of $1,944,000, or $0.03 per share in the 2010 period to a net loss of $2,883,000, or $0.03 per share in the 2011 period.  The net loss chargeable to common shareholders includes a provision for preferred stock dividends of $24,000 in 2009.

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

Three months ended September 30, 2010 Compared to Three Months Ended September 30, 2009

Revenues.  There were no revenues for the three months ended September 30, 2010 and 2009. We have focused on the acquisition and interpretation of seismic data for our concession in Guinea.

Depreciation.  Depreciation increased 133%, or $40,000 due to additional depreciation associated with assets placed in service over this period of time. Depreciation expense was $70,000 and $30,000 in the three months ended September 30, 2010 and 2009, respectively.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses were $2,049,000 and $2,388,000 for the three months ended September 30, 2010 and 2009, respectively. This represents a decrease of 14%, or $339,000.  The decrease was primarily due to a larger capitalization of overhead being capitalized to the Guinea concession as work has increased in relation to shooting the 3D seismic

Other income (expense).  Other income (expense) totaled expense of ($764,000) and expense of ($270,000) for the three months ended September 30, 2010 and 2009, respectively. During the 2011 period, we recognized a non-cash loss on the derivative liability related to the YA Global warrants of ($771,000) compared to a non-cash loss on the derivative liability related to the YA Global warrants of ($55,000) in the 2010 period.  Interest income, net was $7,000 for the 2011 period compared to interest expense of  ($215,000) for the 2010 period.  The higher interest expense in 2010 was primarily attributable to interest expense on debentures, while there is no debt during the 2011 period.

Loss from Continuing Operations.  Based on the expenses discussed above, our loss from operations increased by 7%, or $195,000, from $2,688,000 in the three months ended September 30, 2009 to $2,883,000 for the three months ended September 30, 2010.

Discontinued Operations. There was no discontinued operations for the three months ended September 30, 2010 while there was a gain of $768,000 for three months ended September 30, 2009.

Liquidity and Capital Resources

Going Concern Considerations

As indicated in our auditor’s report dated September 28, 2010, contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010, our financial statements were prepared assuming we will continue as a going concern. As discussed in the notes to those financial statements, we do not have revenues from operations, and we had significant financial commitments in excess of our then current capital resources. It was noted that our ability to continue as a going concern was dependent upon our ability to obtain additional funding. Since September 30, 2010, we have raised $4.6 million from warrants exercises and on November 3, 2010, raised $30 million from the sale of common stock to funds managed by BlackRock. As a result, we have adequate capital resources to meet our anticipated cash requirements for the next twelve months.  However, we are committed under the PSC to spud our first well by December 31, 2011.  We estimate the cost to be $50 million on a gross basis, or $38.5 million for our current 77% interest in the Guinea Concession.  We plan to sell additional participation interests to help fund our search for oil and gas deposits.

You should carefully consider the risks in evaluating our company.  We will require substantial additional funding to drill wells in offshore Guinea either from capital raised, sales of participation interests, or through other means. Other risks include our ability to respond to changes in the oil exploration and production environment, competition, the availability of personnel in the future to support our activities; the PSC Amendment is subject to renegotiation under certain circumstances and there is no assurance that these negotiations will result in a mutually acceptable agreement.   We operate in Guinea, a country where corrupt behavior exists that could impair our ability to do business in the future or result in significant fines or penalties.   There are significant risks associated with operating in Guinea.

Liquidity

Based on our current plans and market conditions, we have adequate capital resources to meet our working capital and capital expenditure requirements through September 30, 2011.  We intend to meet these requirements using our existing cash resources, including the $4.6 million proceeds from warrant exercises, and the $30 million proceeds from the sale of common stock, that were received subsequent to September 30, 2010.

On September 30, 2010, we had $20,912,000 in cash and restricted cash and $20,635,000 in liabilities. The liabilities include current liabilities of $19,864,000 and noncurrent liabilities of $771,000.  Net cash used in operating activities for continuing operations for the three months ended September 30, 2010 was $3,687,000 compared to net cash provided by operating activities of $731,000 for the three months ended September 30, 2009. Cash used in investing activities for continuing operations for the three months ended September 30, 2010 was $21,692,000 compared to $1,717,000 used in investing activities in the three months ended September 30, 2009. There was net cash provided by financing activities for the three months ended September 30, 2010 of $539,000 compared to net cash used in financing activities of $40,000 during the three months ended September 30, 2009.

Liquidity Effects of Discontinued Operations

On April 1, 2009, we executed a contract to sell all of our working interests in our U.S. domestic oil and gas properties for $2,670,000.  The third and final installment under the agreement was completed in August 2009.  The cash flows from discontinued operations are separately reported in the Consolidated Statements of Cash Flows for all periods presented.  While this transaction improved our short term liquidity at that time, it also eliminated our sole revenue source.  Accordingly, the liquidity implication of the discontinued operations is that we will require additional funding from debt or equity sources or from an additional participant in our Guinea concession in order to continue operations.

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

Item 4T. Controls and Procedures

Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.  Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based upon that evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures were effective at September 30, 2010.

Internal Control over Financial Reporting

There was no change in our control over financial reporting during the first three months of 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II Other Information

Item 1. Legal Proceedings

As stated in Note 10 to the financial statements in this Form 10-Q report, we are involved in a lawsuit known as the Wellington lawsuit which commenced on November 5, 2001 in the Superior Court of Fulton County, state of Georgia. A dispute was involved regarding jurisdiction of non-Georgia defendants. The trial court dismissed these defendants. However, the Georgia Court of Appeals reversed the trial court in July 2010 and held that jurisdiction existed. The defendants affected by this ruling have sought review by the Georgia Supreme Court. A decision is expected soon.

Item 6. Exhibits

Exhibit Number	Description
3.1.1	Certificate of Incorporation (1)

3.1.2	Certificate of Amendment of Certificate of Incorporation, dated January 21, 1997 (1)

3.1.3	Certificate of Amendment of Certificate of Incorporation, dated September 20, 1999 (1)

3.1.4	Certificate of Amendment of Certificate of Incorporation, dated December 22, 2003 (1)

3.1.5	Series A Certificate of Designation (6)

3.1.6	Series B Certificate of Designation (8)

3.2	By-laws (1)

3.3	Amendment to Bylaws (2)

4.1	Form of Common Stock Certificate (3)

4.2	Form of Warrant (4)

4.3	Warrant issued to YA Global Investments, L.P. on February 6, 2008 (4)

4.4	Form of Common Stock Purchase Warrant (5)

4.5	Form of Series A Preferred Stock Certificate (6)

4.6	Warrant issued to Trendsetter Investors, LLC on June 12, 2007 (7)

4.7	Form of Series A and Series B Common Stock Purchase Warrant (9)

10.1	Hydrocarbon Production Sharing Contract (PSA) between SCS Corporation and the Republic of Guinea, dated September 22, 2006 (10)

10.2	Amendment No. 1 to the Hydrocarbons Production Sharing Contract between SCS Corporation and the Republic of Guinea, dated March 25, 2010 (15)

10.3	Intentionally omitted.

10.4*	Employment Agreement between Hyperdynamics and Jason D. Davis, dated June 17, 2009 (12)

10.5*	Amendment No. 1 to the Employment Agreement between Hyperdynamics Corporation and Jason D. Davis, dated October 16, 2009 (26)

10.6*	Employment Agreement between Hyperdynamics and Ray Leonard, dated July 22, 2009 (13)

10.7*	Amendment No. 1 to Employment Agreement between Hyperdynamics Corporation and Ray Leonard, dated December 11, 2009 (19)

10.8	Sale and Purchase Agreement between Hyperdynamics Corporation and Dana Petroleum (E&P) Limited, effective as of December 4, 2009 (16)

10.9	Letter Agreement between Hyperdynamics Corporation and Dana Petroleum (E&P) Limited, dated December 2, 2009 (16)

10.10	Intentionally Omitted.

10.11	Operating Agreement between SCS Corporation and Dana Petroleum (E&P) Limited, dated January 28, 2010 (20)

10.12	Lease Agreement between Hyperdynamics Corporation and Parkway Properties LP, dated December 29, 2009 (21)

10.13	Memorandum of Understanding between the Government of the Republic of Guinea and SCS Corporation, dated September 11, 2009 (English translation) (11)

10.14	Lock-up Agreement among Hyperdynamics and certain Stockholders, dated July 21, 2010 (17)

10.15	Lock-up Agreement among Hyperdynamics and TWJ Navigation, Inc., dated July 21, 2010 (17)

10.16	Marine 2D Seismic Data Acquisition Services Agreement between Hyperdynamics Corporation and Bergen Oilfield Services AS of Norway, dated September 29, 2009 (22)

10.17	3D Seismic Contract between PGS Geophysical AS, Norway and Hyperdynamics Corporation, dated June 11, 2010 (27)

10.18	Intentionally Omitted.

10.19	Intentionally Omitted.

10.20*	2010 Equity Incentive Plan (14)

10.21*	Form of Incentive Stock Option Agreement (14)

10.22*	Form of Non-Qualified Stock Option Agreement (14)

10.23*	Form of Restricted Stock Agreement (14)

10.24	Agreement for Exclusive Dealing and Letter of Intent between Hyperdynamics Corporation and Repsol Exploración, S.A., dated November 26, 2009 (24)

10.25	Amendment to Agreement for Exclusive Dealing and Letter of Intent between Hyperdynamics Corporation, SCS Corporation and Repsol Exploración, S.A., dated January 29, 2010 (25)

10.26	Master Service Agreement for Geophysical Data Processing Services between SCS Corporation and PGS Data Processing, Inc., dated July 2, 2010 (27)

10.27	Supplemental Agreement No. 1 to Master Service Agreement between SCS Corporation and PGS Data Processing, Inc., dated July 2, 2010 (27)

10.28	Form of Stock Purchase Agreement, dated November 3, 2010 among Hyperdynamics Corporation and the Investors (28)

10.29	Form of Registration Rights Agreement, dated November 3, 2010 among Hyperdynamics Corporation and the Investors (28).

14.1	Code of Ethics (1)

16.1	Letter from Malone & Bailey, P.C. regarding change in certifying accountant (18)

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

*	Management contracts or compensatory plans or arrangements.

**	Filed herewith.

(1)	Incorporated by reference to Form 10-KSB/A filed May 16, 2005.

(2)	Incorporated by reference to Form 8-K filed March 9, 2009.

(3)	Incorporated by reference to Form S-1 filed January 12, 2006, as amended.

(4)	Incorporated by reference to Form 8-K filed February 8, 2008.

(5)	Incorporated by reference to Form 8-K filed May 12, 2008.

(6)	Incorporated by reference to Form SB-2 filed February 25, 2000.

(7)	Incorporated by reference to Form 8-K filed June 18, 2007.

(8)	Incorporated by reference to Form 8-K filed June 15, 2001.

(9)	Incorporated by reference to Form 8-K filed September 2, 2008.

(10)	Incorporated by reference to Form 8-K filed September 28, 2006.

(11)	Incorporated by reference to Form 8-K filed September 15, 2009.

(12)	Incorporated by reference to Form 8-K filed July 6, 2009.

(13)	Incorporated by reference to Form 8-K filed July 23, 2009.

(14)	Incorporated by reference to Form S-8 filed June 14, 2010.

(15)	Incorporated by reference to Form 8-K/A, dated March 31, 2010.

(16)	Incorporated by reference to Form 8-K/A, filed December 7, 2009.

(17)	Incorporated by reference to Form 8-K filed July 27, 2010.

(18)	Incorporated by reference to Form 8-K/A, filed December 22, 2008.

(19)	Incorporated by reference to Form 8-K/A, dated December 11, 2009.

(20)	Incorporated by reference to Form 8-K/A, dated January 29, 2010.

(21)	Incorporated by reference to Form 8-K/A, dated January 6, 2010.

(22)	Incorporated by reference to Form 8-K filed October 2, 2009.

(23)	Incorporated by reference to Form 8-K filed May 14, 2010.

(24)	Incorporated by reference to Form 8-K filed December 1, 2009.

(25)	Incorporated by reference to Form 8-K filed February 1, 2010.

(26)	Incorporated by reference to Form 10-K filed on October 16, 2009.

(27)	Incorporated by reference to Form 10-K filed on September 28,2010.

(28)	Incorporated by reference to Form 8-K filed on November 4, 2010.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly

Hyperdynamics Corporation (Registrant)

Dated: November 15, 2010	By:	/s/ Ray Leonard
Ray Leonard
Chief Executive Officer

Dated: November 15, 2010	By:	/s/ Jason Davis
Jason Davis
Principal Financial Officer
Principal Accounting Officer

Exhibit Index

Exhibit Number	Description
3.1.1	Certificate of Incorporation (1)

3.1.2	Certificate of Amendment of Certificate of Incorporation, dated January 21, 1997 (1)

3.1.3	Certificate of Amendment of Certificate of Incorporation, dated September 20, 1999 (1)

3.1.4	Certificate of Amendment of Certificate of Incorporation, dated December 22, 2003 (1)

3.1.5	Series A Certificate of Designation (6)

3.1.6	Series B Certificate of Designation (8)

3.2	By-laws (1)

3.3	Amendment to Bylaws (2)

4.1	Form of Common Stock Certificate (3)

4.2	Form of Warrant (4)

4.3	Warrant issued to YA Global Investments, L.P. on February 6, 2008 (4)

4.4	Form of Common Stock Purchase Warrant (5)

4.5	Form of Series A Preferred Stock Certificate (6)

4.6	Warrant issued to Trendsetter Investors, LLC on June 12, 2007 (8)

4.7	Form of Series A and Series B Common Stock Purchase Warrant (9)

10.1	Hydrocarbon Production Sharing Contract (PSA) between SCS Corporation and the Republic of Guinea, Dated September 22, 2006 (9)

10.2	Amendment No. 1 to the Hydrocarbons Production Sharing Contract between SCS Corporation and the Republic of Guinea, dated March 25, 2010 (15)

10.3	Employment Agreement between Hyperdynamics and Williaam Young, dated November 24,2009 (28)

10.4*	Employment Agreement between Hyperdynamics Corporation and Jason Davis, dated June 17,, 2009 (12)

10.5*	Amendment No. 1 to Employment Agreement between Hyperdynamics Corporation and Jason Davis, dated October 16, 2009 (26)

10.6*	Employment Agreement between Hyperdynamics Corporation and Ray Leonard, dated July 22, 2009 (13)

10.7*	Amendment No. 1 to Employment Agreement between Hyperdynamics Corporation and Ray Leonard, effective December 11, 2009 (19)

10.8	Sale and Purchase Agreement, effective as of December 4, 2009, between Hyperdynamics Corporation and Dana Petroleum (E&P) Limited (16)

10.9	Letter Agreement between Hyperdynamics Corporation and Dana Petroleum (E&P) Limited, dated December 2, 2009 (16)

10.9	Letter Agreement between Hyperdynamics Corporation and Parkway Properties LP, dated December 29, 2009 (16)

10.10	Intentionally omitted.

10.11	operating Agreement between SCS Corporation and Dana Petroleum (E&P) Limited, dated January 28, 2010 (20)

10.12	Lease Agreement between Hyperdynamics Corporation and Parkway Properties LP, dated December 29, 2009 (21)

10.13	Memorandum of Understanding between the Government of the Rpublic of Guinea and SCS Corporation, dated September 11, 2009 (English translation) (11)

10.14	Lock-up Agreement among Hyperdynamics and certain Stockholders, dated July 21, 2010 (17)

10.15	Lock-up Agreement among Hyperdynamics and TWJ Navigation, Inc., dated July 21, 2010 (17)

10.16	Marine 2D Seismic Data Acquisition Services Agreement between Hyperdynamics Corporation and Bergen Oilfield Services AS of Norway, dated September 29, 2009 (22)

10.17	3D Seismic Contract between PGS Geophysical AS, Norway and Hyperdynamics Corporation, dated June 11, 2010 (27)

10.18	Intentionally omitted.

10.19	Intentionally omitted.

10.20*	2010 Equity Incentive Plan (14)

10.21*	Form of Incentive Stock Option Agreement (14)

10.22*	Form of Non-Qualified Stock Option Agreement (14)

10.23*	Form of Restricted Stock Agreement (14)

10.24	Agreement for Exclusive Dealing and Letter of Intent between Hyperdynamics Corporation and Repsol Exploración, S.A., dated November 26, 2009 (24)

10.25	Amendment to Agreement for Exclusive Dealing and Letter of Intent between Hyperdynamics Corporation, SCS Corporation and Repsol Exploración, S.A., dated January 29, 2010 (25)

10.26	Master Service Agreement for Geophysical Data Processing Services between SCS Corporation and PGS Data Processing, Inc., dated July 2, 2010 (27)

10.27	Supplemental Agreement No. 1 to Master Service Agreement between SCS Corporation and PGS Data Processing, Inc., dated July 2, 2010 (27)

14.1	Code of Ethics (1)

16.1	Letter from Malone & Bailey, P.C. regarding change in certifying accountant (18)

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

32.1**	Certification of Chief Executive Officer of Hyperdynamics Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63

32.2**	Certification of Principal Financial Officer and Principal Accounting Officer of Hyperdynamics Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.

99.1	Presidential Decree (English Version) (23)

99.2	Presidential Decree (Original French Version) (23)

99.3	Arrêté (English Version) (23)

99.4	Arrêté (Original French Version) (23)

*	Management contracts or compensatory plans or arrangements.

**	Filed herewith.

(1)	Incorporated by reference to Form 10-KSB/A filed May 16, 2005.

(2)	Incorporated by reference to Form 8-K filed March 9, 2009.

(3)	Incorporated by reference to Form S-1 filed January 12, 2006, as amended.

(4)	Incorporated by reference to Form 8-K filed February 8, 2008.

(5)	Incorporated by reference to Form 8-K filed May 12, 2008.

(6)	Incorporated by reference to Form SB-2 filed February 25, 2000.

(7)	Incorporated by reference to Form 8-K filed June 18, 2007.

(8)	Incorporated by reference to Form 8-K filed June 15, 2001.

(9)	Incorporated by reference to Form 8-K filed September 2, 2008.

(10)	Incorporated by reference to Form 8-K filed September 28, 2006.

(11)	Incorporated by reference to Form 8-K filed September 15, 2009.

(12)	Incorporated by reference to Form 8-K filed July 6, 2009.

(13)	Incorporated by reference to Form 8-K filed July 23, 2009.

(14)	Incorporated by reference to Form S-8 filed June 14, 2010.

(15)	Incorporated by reference to Form 8-Kfiled March31, 2010.

(16)	Incorporated by reference to Form 8-K filed December 7, 2009.

(17)	Incorporated by reference to Form 8-K filed July 27, 2010.

(18)	Incorporated by reference to Form 8-K/A filed December 22, 2008.

(19)	Incorporated by reference to Form 8-K filed December 11, 2009.

(20)	Incorporated by reference to Form 8-K filed January 29, 2010.

(21)	Incorporated by reference to Form 8-K filed January 6, 2010.

(22)	Incorporated by reference to Form 8-K filed October 2, 2009.

(23)	Incorporated by reference to Form 8-K filed May 14, 2010.

(24)	Incorporated by reference to Form 8-K filed December 1, 2009.

(25)	Incorporated by reference to Form 8-K filed February 1, 2010.

(26)	Incorporated by reference to Form 8-K filed October 16, 2009.

(27)	Incorporated by reference to Form 10-K filed September 28, 2010.

(28)	Incorporated by reference to Form 8-K filed November 4, 2010.