Form 10-Q
period 2010-12-31
HYPERDYNAMICS CORP
filed 2011-02-14
CIK 937136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934: For the quarterly period ended December 31, 2010

or
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934: For the transition period from _______ to _________

Commission file number: 000-32490

HYPERDYNAMICS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	87-0400335
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

As of February 14, 2011, 126,033,147 shares of common stock, $0.001 par value, were outstanding.

Table of Contents

Part I. Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets (unaudited) at December 31, 2010 and June 30, 2010	3

Consolidated Statements of Operations (unaudited) for the Three and Six Months Ended December 31, 2010 and 2009, respectively, and for the period from inception of the Exploration Stage (July 1, 2009) to December 31, 2010	4

Consolidated Statement of Shareholders’ Equity (unaudited) for the period from July 1, 2009 (inception of the Exploration Stage) to December 31, 2010	5

Consolidated Statements of Cash Flows (unaudited) for the Six Months Ended December 31, 2010 and 2009, and for the period from inception of the Exploration Stage (July 1, 2009) to December 31, 2010	6

Notes to Consolidated Financial Statements (unaudited)	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3. Quantitative and Qualitative Disclosures about Market Risks	23

Item 4. Controls and Procedures	23

Part II. Other Information

Item 1. Legal Proceedings	24

Item 1A. Risk Factors	24

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3. Defaults Upon Senior Securities	24

Item 4. Submission of Matters to a Vote of Security Holders	24

Item 5. Other Information	24

Item 6. Exhibits	24

Signatures	27

HYPERDYNAMICS CORPORATION
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Number of Shares and Per Share Amounts)
(Unaudited)

	December 31, 2010	June 30, 2010
ASSETS
Current assets:
Cash and cash equivalents	$35,219	$26,040
Accounts receivable – joint interest	525	150
Prepaid expenses and other current assets	246	205
Total current assets	35,990	26,395
Property and equipment, net of accumulated depreciation of $586 and $445	916	664
Oil and gas properties, using full cost method:
Unevaluated properties excluded from amortization	21,279	92
Restricted cash	150	-
Deposits	76	69
Total assets	$58,411	$27,220

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$3,045	$3,859
Accounts payable - seismic data	650	650
Dividends payable	-	372
Short-term notes payable	53	160
Total current liabilities	3, 748	5,041

Warrant derivative liability	-	583
Deferred rent	140	70
Total liabilities	3,888	5,694

Commitments and contingencies (Note 10)

Shareholders' equity:
Convertible preferred stock, par value $0.001; stated value $1,000; 20,000,000 authorized
Series A – 3,000 shares issued -0- and 1,945 shares outstanding	-	-
Common stock, $0.001 par value, 250,000,000 shares authorized; 125,232,158 and 104,227,199 shares issued and outstanding	125	104
Additional paid-in capital	136,187	97,046
Accumulated deficit	(67,615)	(67,615)
Deficit accumulated after reentering exploration stage	(14,174)	(8,009)
Total shareholders' equity	54,523	21,526
Total liabilities and shareholders' equity	$58,411	$27,220

The accompanying notes are an integral part of these consolidated financial statements.

HYPERDYNAMICS CORPORATION
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Number of Shares and Per Share Amounts)
(Unaudited)
	Three Months Ended December 31,			Six Months Ended December 31,			Inception of Exploration Stage (July 1, 2009) through December 31,
	2010	2009		2010	2009		2010
Costs and expenses:
Depreciation	$71		$29	$141		$59	$297
Selling, general and administrative	3,218		3,038	5,267		5,426	16,114
Total costs and expenses	3,289		3,067	5,408		5,485	16,411
Loss from operations	(3,289)		(3,067)	(5,408)		(5,485)	(16,411)
Other income (expense):
Gain on sale of interest in unevaluated oil and gas properties	-		-	-		-	2,955
Loss on warrant derivative liability	-		(423)	(771)		(478)	(492)
Interest income (expense), net	7		(496)	14		(711)	(694)
Loss on settlement of debt	-		(298)	-		(298)	(298)
Total other income (expense)	7		(1,217)	(757)		(1,487)	1,471
Loss from continuing operations	(3,282)		(4,284)	(6,165)		(6,972)	(14,940)
Gain (loss) on sale of discontinued operations	-		(3)	-		765	765
Net loss	(3,282)		(4,287)	(6,165)		(6, 207)	(14,175)
Preferred stock dividend to related party	-		16	-		(8)	-
Net loss attributable to common shareholders	$(3,282)		$(4,271)	$(6,165)		$(6,215)	$(14,175)
Basic and diluted income (loss) per share:
From continuing operations	$(0.03)	$	$(0.05)	$(0.06)	$	$(0.09)
From discontinued operations	0.00		0.00	0.00		0.01
Net loss per share attributable to common shareholders	$(0.03)		$(0.05)	$(0.06)		$(0.08)

Weighted average shares outstanding – basic and diluted	118,093,593		84,461,229	111,190,899		74,565,109

The accompanying notes are an integral part of these consolidated financial statements.

HYPERDYNAMICS CORPORATION
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
FOR THE PERIOD FROM JULY 1, 2009 (INCEPTION OF EXPLORATION STAGE) THROUGH DECEMBER 31, 2010
(In Thousands, Except Number of Shares)
 (Unaudited)
	Series A Preferred		Series B Preferred		Common Stock		Additional Paid-in	Accumulated		Deficit Accumulated after reentering Exploration
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit		Stage	Total
Balance at July 1, 2009, as adjusted	1,945	-	2,406	-	64,162,813	64	70,220	(67,615)		-	2,669
Common stock issued for:
Services	-	-	-	-	442,049	-	324	-		-	324
Conversion of Series B Preferred Stock	-	-	(2,406)	-	15,822,222	16	(16)	-		-	-
Conversion of debentures	-	-	-	-	1,949,411	2	1,294	-		-	1,296
Cash	-	-	-	-	16,878,096	17	17,183	-		-	17,200
Exercise of warrants	-	-	-	-	4,646,465	5	4,409	-		-	4,414
Cashless Exercise of options	-	-	-	-	124,653	-	-	-		-	-
Cashless Exercise of warrants classified as a derivative	-	-	-	-	201,490	-	723	-		-	723
Amortization of fair value of stock options	-	-	-	-	-	-	1,579	-		-	1,579
Discount related to modification of convertible debt	-	-	-	-	-	-	1,172	-		-	1,172
Warrant repricing charged to interest expense	-	-	-	-	-	-	158	-		-	158
Warrant repricing
Deemed dividend	-	-	-	-	-	-	322	-		-	322
Deemed dividend	-	-	-	-	-	-	(322)	-		-	(322)
Net loss	-	-	-	-	-	-	-	-		(8,009)	(8,009)
Balance, June 30, 2010	1,945	$-	-	$-	104,227,199	$104	$97,046	$(67,615	) $	(8,009)	$21,526

Common stock issued for:
Cash	-	-	-	-	15,000,000	15	29,869	-		-	29,884
Exercise of warrants	-	-	-	-	5,109,378	5	6,163	-		-	6,168
Exercise of options	-	-	-	-	278,796	-	215	-		-	215
Cashless exercise of warrants classified as a derivative	-	-	-	-	384,848	1	1,353	-		-	1,354
Series A settlement;	(1,945)	-	-	-	231,937	-	1,183	-		-	1,183
Settlement charge	-	-	-	-	-	-	(811)	-		-	(811)
Amortization of fair value of stock options	-	-	-	-	-	-	1,169	-		-	1,169
Net loss	-	-	-	-	-	-	-	-		(6,165)	(6,165)
Balance, December 31, 2010	-	$-	-	$-	125,232,158	$125	$136,187	$(67,615)		$(14,174)	$54,523

The accompanying notes are an integral part of these consolidated financial statements.

HYPERDYNAMICS CORPORATION
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)
	Six Months Ended December 31,		Inception of Exploration Stage (July 1, 2009) through December 31,
	2010	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,165)	$(6,207)	$(14,174)
Income from discontinued operations	-	(765)	(765)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	141	59	297
Common stock issued for services	-	143	143
Employee stock options	1,169	1,363	2,748
Variable share issuance obligation	-	(374)	(374)
Loss on settlement of debt	-	298	298
Gain on sale of oil and gas properties	-	-	(2,955)
Loss on derivative liability	771	478	492
Interest accreted to debt principal	-	342	342
Repricing of warrants	-	158	158
Loss on disposition of assets	-	-	32
Amortization of discount and financing costs on debt	-	144	144
Changes in operating assets and liabilities:
Accounts receivable - joint interest	(375)	-	(375)
Accounts receivable	-	-	(150)
Prepaid expenses	(41)	21	81
Other assets	(7)	(106)	(65)
Accounts payable and accrued expenses	(1,474)	(889)	1,240
Deferred rent	70	(7)	84
Cash used in operating activities – continuing operations	(5,911)	(5,342)	(12,799)
Cash used in operating activities – discontinued operations	-	(76)	(76)
Net cash used in operating activities	(5,911)	(5,418)	(12,875)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(393)	(37)	(1,044)
Investment in unevaluated oil and gas properties	(20,527)	(2,521)	(34,568)
Increase in restricted cash	(150)	-	(150)
Proceeds from sale of interest in unevaluated oil and gas properties	-	-	25,001
Cash used in investing activities – continuing operations	(21,070)	(2,558)	(10,761)
Cash provided by investing activities – discontinued operations	-	881	881
Net cash used in investing activities	(21,070)	(1,677)	(9,880)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock and warrants, net of offering costs of $116, $470 and $1,401	29,884	7,530	47,084
Proceeds from exercise of stock options	215	-	215
Proceeds from exercise of warrants	6,168	-	10,582
Payments of dividends payable – related party	-	-	(430)
Payments on notes payable and installment debt	(107)	(673)	(837)
Cash provided by financing activities – continuing operations	36,160	6,857	56,614
Cash used in financing activities – discontinued operations	-	-	-
Net cash provided by financing activities	36,160	6,857	56,614

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9,179	(238)	33,859
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	26,040	1,360	1,360
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$35,219	$1,122	$35,219

The accompanying notes are an integral part of these consolidated financial statements.

HYPERDYNAMICS CORPORATION
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(In Thousands)
(Unaudited)

	Six Months Ended December 31,		Inception of Exploration Stage (July 1, 2009) through December 31,
	2010	2009	2010
SUPPLEMENTAL DISCLOSURES:
Interest paid in cash, net of amounts capitalized	$2	$69	$70
Income taxes paid in cash	-	-	-

NON-CASH INVESTING AND FINANCING TRANSACTIONS:

Common stock issued to settle variable share obligation	$-	$179	$181
Deemed dividend attributable to repriced warrants originally issued with purchase of common stock	-	322	322
Asset retirement obligation transferred as part of sale of assets	-	18	18
Accounts payable for unevaluated oil and gas property	660	3,813	660
Accrued and unpaid stock dividend to related parties	-	8	-
Conversion of debt, net of discount of $0, $1,116 and $1,116	-	1,294	1,294
Conversion of Series B Preferred Stock into Common Stock	-	16	16
Fair value of warrant modifications	-	-	480
Relative fair value of warrants issued in connection with equity offerings	-	1,642	3,839
Note payable for prepaid insurance	-	115	275
Discount of convertible debt modification	-	1,172	1,172
Exercise of warrants classified as a derivative	1,354	-	2,077
Reclassification of warrants as a derivative under ASC 815	-	-	1,585
Common stock issued for Series A settlement	372	-	372

The accompanying notes are an integral part of these consolidated financial statements.

HYPERDYNAMICS CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

Hyperdynamics Corporation (“Hyperdynamics,” the “Company,” “we,” and “our”) is a Delaware corporation formed in March 1996. We have two wholly-owned subsidiaries, SCS Corporation (“SCS”) and HYD Resources Corporation (“HYD”). Through SCS and its subsidiary, SCS Corporation Guinea SARL (a limited liability company formed under the laws of the Republic of Guinea located in Conakry, Guinea), we focus on oil and gas exploration offshore the west coast of Africa.  Our exploration efforts are pursuant to a Hydrocarbon Production Sharing Contract, as amended (the “PSC”).  We refer to the rights granted under the PSC as the “Guinea Concession.” SCS began operations in oil and gas exploration, seismic data acquisition, processing, and interpretation in late fiscal 2002. In April 2004, we acquired HYD, and in January 2005, HYD acquired Trendsetter Production Company (“Trendsetter”), an oil and gas operator in Louisiana that had been under common ownership with HYD. Trendsetter operated all of our domestic oil and gas assets until the sale of those assets in 2009.

We reentered the exploration stage effective July 1, 2009 after the sale of all of our proved reserves.

Our unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in our Annual Report filed with the SEC on Form 10-K for the year ended June 30, 2010. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year ended June 30, 2010, as reported in the Form 10-K, have been omitted.

Use of estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses at the balance sheet date and for the period then ended. Actual results could differ from these estimates.

Cash and cash equivalents

Cash equivalents are highly liquid investments with an original maturity of three months or less.  We maintain our cash in bank deposit accounts which, at times, exceed the federally insured limits.  At December 31, 2010, we had approximately $34,400,000 in excess of FDIC limits.  We have not experienced any losses in such accounts.

Restricted cash

Included in restricted cash is a certificate of deposit (“CD”) with Amegy Bank. This CD was established in July 2010 to secure corporate credit cards used for general corporate purposes, primarily for travel expenditures. As of December 31, 2010, this CD balance was $150,000.

During the six months ended December 31, 2010, we also established a CD to secure our Amegy Bank letter of credit relating to our 3D seismic contract with PGS Geophysical AS, Norway (“PGS”).  Under the terms of the 3D seismic contract, we secured a collateralized CD for a letter of credit in July 2010 in the amount of $21.0 million for the sole purpose of funding this seismic acquisition. As work was performed and invoiced, PGS submitted draw documents to Amegy Bank for payment under the terms of the agreement. The final payment was made in December 2010 and the CD and letter of credit were fully expended at December 31, 2010. See Note 10.

Accounts receivable and allowance for doubtful accounts

We do not require collateral from our customers. We establish provisions for losses on accounts receivable if we determine that we will not collect all or part of the outstanding balance. Accounts receivable are written down to reflect management’s best estimate or realizability based upon known specific analysis, historical experience, and other currently available evidence of the net collectible amount. There is no allowance for doubtful accounts as of December 31, 2010 and June 30, 2010. At December 31, 2010, all of our accounts receivable balance was related to joint interest billings to Dana Petroleum (E&P) Limited (“Dana”), who owns a 23% participating interest in our Guinea Concession.

Earnings per share

Basic loss per common share has been computed by dividing net loss by the weighted average number of shares of common stock outstanding during each period and after preferred stock dividend requirements. In period of earnings, diluted earnings per common share are calculated by dividing net income available to common shareholders by weighted-average common shares outstanding during the period plus weighted-average dilutive potential common shares.  Diluted earnings per share calculations assume, as of the beginning of the period, exercise of stock options and warrants using the treasury stock method.  Convertible securities are included in the calculation during the time period they are outstanding using the if-converted method.

All potential dilutive securities, including potentially dilutive options, warrants and convertible securities, if any, were excluded from the computation of dilutive net loss per common share for the three and six months ended December 31, 2010 and 2009, respectively, as their effects are antidilutive due to our net loss for those periods.

Stock options to purchase approximately 7.6 million common shares at an average exercise price of $1.02 and warrants to purchase approximately 5.2 million shares of common stock at an average exercise price of $1.28 were outstanding at December 31, 2010. Using the treasury stock method, had we had net income, approximately 2.7 million common shares attributable to our outstanding stock options and 2.5 million common shares attributable to our outstanding warrants to purchase common shares would have been included in the fully diluted earnings per share calculation for the six-month period ended December 31, 2010, while approximately 4.2 million common shares attributable to our outstanding stock options and 3.2 million common shares attributable to our outstanding warrants would have been included for the three month period ended December 31, 2010.

Stock options to purchase approximately 7.9 million common shares at an average exercise price of $1.39 and warrants to purchase approximately 13.3 million common shares at an average exercise price of $1.44 were outstanding at December 31, 2009. Using the treasury stock method, had we had net income, approximately 0.9 million common shares attributable to our then outstanding stock options and 0.7 million common shares attributable to our then outstanding warrants would have been included in the fully diluted earnings per share calculation for the six-month period ended December 31, 2009, while approximately 1.1 million common shares attributable to our then outstanding stock options and 1.4 million common shares attributable to our then outstanding warrants would have been included for the three month period ended December 31, 2009.

Contingencies

Legal

We are subject to legal proceedings, claims and liabilities which arise in the ordinary course of business. We accrue for losses associated with legal claims when such losses are probable and can be reasonably estimated. These accruals are adjusted as additional information becomes available or circumstances change. Legal fees are charged to expense as they are incurred. See Note 10.

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

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  We have determined that certain warrants outstanding during the periods covered by  these financial statements qualified as derivative financial instruments under the provisions of FASB ASC Topic No. 815-40, Derivatives and Hedging – Contracts in an Entity’s Own Stock. These warrant agreements include provisions designed to protect holders from a decline in the stock price (‘down-round’ provision) by reducing the exercise price in the event we issue equity shares at a price lower than the exercise price of the warrants.  As a result of this down-round provision, the exercise price of these warrants could be modified based upon a variable that is not an input to the fair value of a ‘fixed-for-fixed’ option as defined under FASB ASC Topic No. 815-40 and consequently, these warrants must be treated as a liability and recorded at fair value at each reporting date.

The fair value of these warrants was determined using a lattice model, with any change in fair value during the period recorded in earnings as “Other income (expense) – Loss on warrant derivative liability.” As a result, the derivative warrant liability is carried on the balance sheet at its fair value.

Significant Level 3 inputs used to calculate the fair value of the warrants include the stock price on the valuation date, expected volatility, risk-free interest rate and management’s assumptions regarding the likelihood of a future repricing of these warrants pursuant to the down-round provision.

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities (in thousands) that were accounted for at fair value on a recurring basis as of December 31, 2010:

	Carrying Value at December 31,	Fair Value Measurement at December 31, 2010
	2010	Level 1	Level 2	Level 3

Derivative warrants liability	$-	$-	$-	$-

The following table sets forth the changes in the fair value measurement of our Level 3 derivative warrant liability:

Beginning balance – July 1, 2010	$583

Change in fair value of derivative liability	771

Reduced for warrants exercised and reclassified to additional paid-in capital	(1,354)

Balance at December 31, 2010	$-

The $771,000 change in fair value during the six-month period ended December 31, 2010, was recorded as an increase to the derivative liability and as a non-cash loss in our statement of operations. For the six months ended December 31, 2009, we incurred a $478,000 non-cash loss.

All of the remaining warrants underlying this derivative liability were exercised in October 2010. At December 31, 2010, there is no remaining derivative liability balance.

Subsequent events

We evaluated all subsequent events from December 31, 2010 through the date of the issuance of the consolidated financial statements. See Note 11.

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

3. INVESTMENT IN OIL AND GAS PROPERTIES

Investment in oil and gas properties consists entirely of our Guinea concession in offshore West Africa. We own a 77% participating interest in our Guinea Concession.

We follow the “full-cost” method of accounting for oil and natural gas property and equipment costs. Under this method, internal costs incurred that are directly identified with exploration, development, and acquisition activities undertaken by us for our own account, and which are not related to production, general corporate overhead, or similar activities, are capitalized. For the six month and three month periods ended December 31, 2010, we capitalized $1,083,000 and $623,000of such costs, respectively. Internal costs eligible for capitalization for periods prior to July 1, 2010 were not significant.

The following table provides detail of total capitalized costs (in thousands) for our Guinea concession as of December 31, 2010 and June 30, 2010:

	December 31, 2010	June 30, 2010

Geological and geophysical cost	$21,172	$92
Other exploration costs	107	-
Unevaluated properties not subject to amortization	$21,279	$92

We exclude capitalized costs of unevaluated oil and gas properties from amortization. Currently, geological and geophysical information pertaining to the Guinea concession is being collected and evaluated and no reserves have been attributed to this concession and as a result, net costs associated with such unproved properties of $21,279,000 and $92,000 as of December 31, 2010 and June 30, 2010, respectively, are excluded from amounts subject to amortization. The majority of the evaluation activities are expected to be completed within the next two years. As of December 31, 2010, based on our impairment review and our intent to continue evaluation activities, there was no impairment indicated for our excluded costs.

We incurred $21,080,000 of geological and geophysical costs and $107,000 of other exploration costs for our Guinea Concession during the six months ended December 31, 2010, primarily related to our 3D seismic acquisition work which commenced in August 2010.

We incurred $6,334,000 of geological and geophysical costs for our Guinea Concession during the six months ended December 31, 2009.  In May 2010, upon obtaining the Republic of Guinea Presidential decree for the amended PSC and an arête that officially allowed Dana to participate in the PSC, Dana paid us a cash purchase price of $19.6 million for their 23% participation interest. We recorded the $19.6 million received from Dana as a reduction in the carrying value of our Guinea Concession and, after reducing our investment to zero, we recognized a gain of $2,955,000, which represented the excess of the $19.6 million over our net remaining investment in the Guinea Concession as of the date the funds were received. Subsequent to reducing our investment in the Guinea Concession to zero, we incurred $92,000 of additional costs, which represent the carrying value at June 30, 2010.

4. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses (in thousands) as of December 31, 2010 and June 30, 2010 include the following:

	December 31, 2010	June 30, 2010
Accounts payable – oil and gas exploration activities	$1,717	$2,061
Accrued payroll and bonus	1,038	1,362
Accrued – Other	290	436
	$3,045	$3,859

5. ACCOUNTS PAYABLE – SEISMIC DATA

Accounts payable – seismic data reflects amounts due to a vendor under an agreement whose repayment terms are subject to our selling seismic data related to our Guinea concession originally procured from this vendor. During the six months ended December 31, 2010 we did not sell any seismic data and we believe no amounts are due under the agreement.

6. SHORT-TERM NOTES PAYABLE AND LONG-TERM DEBT

Short-term notes payable and long-term debt (in thousands) consists of the following:

	December 31, 2010	June 30, 2010
Installment notes payable	$53	$160
Less: current portion	(53)	(160)
Long term notes payable	$-	$-

During the year ended June 30, 2010, we financed an insurance policy for an aggregate amount of $178,000, with a down payment of $18,000. As of June 30, 2010, the net amount outstanding on these notes was $160,000. The notes are payable over nine months from inception in installments of approximately $18,000 per month and accordingly for the six-month period ended December 31, 2010, payments of $107,000 were made, leaving a balance of $53,000.

7. WARRANT DERIVATIVE LIABILITY

Effective July 1, 2009, we adopted FASB ASC Topic No. 815-40 (formerly EITF 07-05) which defines determining whether an instrument (or embedded feature) is indexed to an entity’s own stock.  This guidance specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to our own stock and (b) classified in stockholders’ equity in the statement of financial position, would not be considered a derivative financial instrument and provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the scope exception.

As a result of this adoption, certain warrants previously treated as equity pursuant to the derivative treatment exemption are no longer afforded equity treatment because these warrants have a down-round provision applicable to the exercise price. As a result, the warrants are not considered indexed to our stock, and as such, all future changes in the fair value of these warrants will be recognized currently in earnings in our consolidated statement of operations under the caption “Other income (expense) – Gain (loss) on warrant derivative liability” until such time as the warrants are exercised or expire.

The exercise price of certain warrants issued to YA Global Investments, LP (“YA Global”), which were completely exercised prior to December 31, 2010, were subject to down-round provisions in the event we subsequently issue common stock, stock warrants, stock options or convertible debt with a stock price, exercise price or conversion price lower than YA Global’s exercise price, originally $2.00 per share. If these provisions had triggered, YA Global would have received warrants to purchase additional shares of common stock and a reduction in the exercise price of all their warrants.

As such, effective July 1, 2009, we reclassified from additional paid-in capital, as a cumulative effect adjustment, $1,585,000 to Warrant Derivative Liability to recognize the fair value of the YA Global Warrants as if these warrants had been treated as a derivative liability since their issuance in February 2008. We recognized a loss of $478,000 related to the change in the fair market value of these warrants during the six months ended December 31, 2009.

In November 2009, the YA Global warrants, then totaling 666,666 were reset to an exercise price of $0.95 and into a total number of shares of 1,157,894.  In December 2009, these warrants, then totaling 1,157,894 were reset to an exercise price of $0.90 and into 1,222,222 shares.

In April 2010, YA Global exercised 520,000 of these warrants on a cashless basis. This reduced the derivative liability by $722,000 and increased additional paid-in capital by the same amount. The fair value of the YA Global Warrants was $583,000 on June 30, 2010.

In September 2010, YA Global exercised 468,611 of these warrants on a cashless basis. This reduced the derivative liability by $705,000 and increased additional paid-in capital by the same amount. During the three months ended September 30, 2010, we recognized a $771,000 non-cash loss related to the remaining YA Global warrants.

In October 2010, YA Global exercised its remaining warrants into 161,608 shares of stock on a cashless basis. As a result, we reduced the remaining derivative liability by $649,000 and increased additional paid-in capital by the same amount.  No warrant derivative liability exists as of December 31, 2010.

8. SHAREHOLDERS' EQUITY

Agreement with Certain Stockholders

On July 21, 2010, we entered into two agreements (the “Letter Agreements”) with certain holders of Common Stock in which an aggregate of 13,400,000 shares of our Common Stock and Warrants to purchase an aggregate of 3,980,000 shares of our Common Stock that are owned by the holders (the shares of Common Stock and shares of Common Stock underlying the Warrants are collectively referred to as the “Securities”) will be subject to certain lock-up restrictions.  The holders have agreed that, during the period beginning on July 21, 2010, and ending nine months later on April 21, 2011 (the “Restriction Period”), except under certain circumstances discussed below and identified in the Letter Agreements, without our written consent, they will not (i) sell, offer to sell, contract to agree to sell, hypothecate, hedge, pledge, grant any option to purchase, make any short sale or otherwise dispose of or agree to dispose of, directly or indirectly, any of the 13,400,000 shares of Common Stock held by them or the 3,980,000 shares that may be acquired pursuant to exercise of the Warrants, or any of the 3,980,000 Warrants or (ii) enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of any of these Securities, whether any such transaction is to be settled by delivery of such Securities, in cash or otherwise.  During the Restriction Period (i) 15 percent of the locked-up shares would be released from the lock-up if the stock price reaches $3 a share for five days, which occurred in October 2010, (ii) 50 percent would be released if the price reaches $5 a share for five days, which it did in December 2010, and (iii) 100 percent would be released if the stock price reaches $9 a share for five days.  Under the terms of the Letter Agreements, the holders also agreed to donate an aggregate of 2,000,000 shares of Common Stock and Warrants to purchase an aggregate of 1,000,000 shares of Common Stock to the American Friends of Guinea, a charitable organization with which we are working to provide support to the people of Guinea.

The Series B Agreement entered into between the Company and the holders of our Series B preferred stock on September 29, 2009, which is more fully discussed in this Note 8 below, was terminated under the terms of the Letter Agreements.  Because the closing price of our common stock has reached $3.00 and $5.00 per share for five consecutive trading days subsequent to the execution of the Letter Agreements, 50% of the locked-up shares have been released from the lock-up.

On December 30, 2010, in conjunction with the litigation settlement described in Note 10 below, the Company entered into an Amendment to Lockup Agreements (the “Amendment”) with certain holders of our common stock.  The Amendment modifies the Lockup Agreements described above.  The Amendment reduced the number of warrants to purchase shares of our common stock required to be donated to the American Friends of Guinea by Michael Watts from 500,000 to 400,000.  Additionally, Kent Watts and Michael Watts have agreed to donate to the American Friends of Guinea an amount in cash or shares of our Common Stock equal in value to 50% of the Black Scholes valuation of 100,000 warrants, which valuation will be calculated using a price of $3.95 per share of our Common Stock.

Common Stock issuances

Six months ended December 31, 2010

For exercise of options:

During the six months ended December 31, 2010, 291,849 options were exercised for total gross proceeds of $215,550. The options were exercised at prices ranging from $0.31 to $2.00.

For exercise of warrants for cash:

During the six months ended December 31, 2010, 5,109,378 warrants were exercised for total gross proceeds of $6,169,150. The warrants were exercised at prices ranging from $0.98 to $1.58.

For cashless exercise of warrants:

During the six months ended December 31, 2010, we issued 384,848 shares of common stock to YA Global upon the cashless exercise of warrants to purchase 702,222 shares of common stock.

Private placement of common stock:

On November 3, 2010, we entered into a Stock Purchase Agreement with two institutional funds under management of affiliates of BlackRock (collectively, the “Investors”) pursuant to which the Investors agreed to purchase an aggregate of 15,000,000 shares of our Common Stock at a purchase price of $2.00 per share in a private placement. At closing, we received approximately $29.9 million, net of offering costs.

Issuance of common stock in Series A settlement:

On December 30, 2010, we entered into a litigation settlement whereby we issued 239,437 shares of our common stock. See Note 10.

Employee stock options

During the six months ended December 31, 2010, we granted options to purchase 771,000 shares of common stock to our employees and directors. The compensation expense associated with employee stock options during the six months ended December 31, 2010 was $1,168,000.

Six months ended December 31, 2009

Series B Preferred Stockholders

Prior to the conversion of our Series B preferred stock on September 29, 2009, the Series B stockholders were entitled to a 4% cumulative dividend on the stated value, which was payable only upon conversion of the preferred stock. Dividends may be paid in stock or cash at our option. During the six months ended December 31, 2009, dividends of $8,000 were accrued.

On September 29, 2009, we entered into an agreement (“the Series B Agreement”) with the holders of all of our Series B preferred stock in which the Series B holders (i) converted all of  their shares of Series B preferred stock into approximately 15,822,222 shares of common stock, (ii) agreed to the cancellation of warrants to purchase 1,000,000 shares of common stock, (iii) agreed to donate, pursuant to a specified schedule, 2,000,000 shares of common stock, issued upon conversion of the Series B preferred stock, and warrants to purchase 1,000,000 shares of common stock, to the American Friends of Guinea, a charitable organization that provides support to the people of Guinea, and (iv) agreed to be subject to a nine month lock-up of the 15,822,222 million shares of common stock received in connection with the conversion of the Series B preferred stock, and any shares that may be received upon exercise of their warrants.  The common stock received upon conversion represented a reduction of 2,000,000 shares that otherwise would have been issuable under the original terms of the Series B preferred stock.

Under the terms of the Series B Agreement, if we completed an equity or debt financing following the execution of the Series B Agreement of $10,000,000 or more, we also agreed to (i)  pay a previously owed dividend in the aggregate amount of approximately $430,000 to the Series B holders and (ii) subject to market conditions, release from the lock-up provision described above, up to 1,000,000 shares of common stock received in connection with the Series B preferred stock conversion in order to allow for resale by the Series B holders. On April 23, 2010, following our April 20, 2010 registered direct offering, we paid $430,000 to the Series B holders for previously owed dividends.

The Series B Agreement was terminated as a result of the Letter Agreements discussed above.

Common Stock issuances

During the six months ended December 31, 2009, the Company issued 388,251 shares of common stock from its Stock and Stock Option plan to employees, directors and consultants for services valued at $322,000. The shares were valued using the market close price on the date of grant.

On November 12, 2009, we entered into a Shares Purchase Agreement with Enable Growth Partners, L.P. (“Enable”), which held certain securities that were previously issued by us.  Pursuant to the Shares Purchase Agreement, we issued to Enable 1,578,948 shares of our common stock, par value $0.001 per share.  The aggregate net proceeds from the offering, after deducting offering expenses payable by us, was approximately $1,485,000.  The offering closed on November 17, 2009.

On December 3, 2009, the Company entered into a Securities Purchase Agreement pursuant to which the Company agreed to sell an aggregate of 7,222,223 shares of its common stock and warrants to purchase a total of 3,250,000 shares of its common stock to institutional investors for gross proceeds of approximately $6.5 million.  The net proceeds to the Company from the offering, after deducting placement agent fees and the Company’s offering expenses, were approximately $6,045,000.  The placement agent also received warrants to purchase 144,444 shares of common stock as additional compensation.  The purchase price of a share of common stock and fractional warrant was $0.90 with the warrants priced at $0.98.  Subject to certain ownership limitations, the warrants were exercisable 181 days following the closing date of the offering and expire four years following the initial exercise date at an exercise price of $0.98. The offering closed on December 7, 2009.

Employee stock options

During the six months ended December 31, 2009, we granted options to purchase 6,065,000 shares of common stock to the Company’s employees and directors.   The compensation expense associated with employee stock options during the six months ended December 31, 2009 was $1,363,000.

9. STOCK OPTIONS AND WARRANTS

On February 18, 2010, at our annual meeting of stockholders, the stockholders approved the 2010 Equity Incentive Plan (the “2010 Plan”). Prior to the 2010 stockholder meeting, we had two stock award plans: the Stock and Stock Option Plan, which was adopted in 1997 (“1997 Plan”) and the 2008 Restricted Stock Award Plan (“2008 Plan”). In conjunction with the approval of the 2010 Plan, the 1997 Plan and the 2008 Plan were terminated as of February 18, 2010.

The 2010 Plan provides for the grants of shares of common stock, restricted stock units or incentive stock options and/or nonqualified stock options to purchase our common stock to selected employees, directors, officers, agents, consultants, attorneys, vendors and advisors. Shares of common stock, options, or restricted stock units can only be granted under this plan within 10 years from the effective date of February 18, 2010. A maximum of 5,000,000 shares are issuable under the 2010 Plan and at December 31, 2010, 3,255,000 shares remained issuable under the 2010 Plan.

The 2010 Plan provides a means to attract and retain the services of participants and also to provide added incentive to such persons by encouraging stock ownership in us. Plan grants are administered by the Compensation Committee, which has substantial discretion to determine which persons, amounts, time, price, exercise terms, and restrictions, if any.

Additionally, from time to time, we issue non-compensatory warrants, such as warrants issued to investors.

The fair value of non-market based options or warrants are estimated using the Black-Scholes valuation model. For market based options, the fair value was estimated using a Black-Scholes option pricing model with inputs adjusted for the probability of the vesting criteria being met and the median expected term for each grant as determined by utilizing a Monte Carlo simulation. Expected volatility is based solely on historical volatility of our common stock over the period commensurate with the expected term of the stock options. We rely solely on historical volatility as we do not have traded options. The expected term calculation for stock options is based on the simplified method as described in the SEC Staff Accounting Bulletin number 107. We use this method because we do not have sufficient historical information on exercise patterns to develop a model for expected term. The risk-free interest rate is based on the U. S. Treasury yield in effect at the time of grant for an instrument with a maturity that is commensurate with the expected term of the stock options. The dividend yield rate of zero is based on the fact that we have never paid cash dividends on our common stock and we do not intend to pay cash dividends on our common stock.

2010 Equity Incentive Plan

Options granted to employees during the six months ended December 31, 2010 were:

•
In September 2010, we granted options to purchase 75,000 shares of common stock, 25,000 shares each to three employees. The options have an exercise price of $1.22 per share and a term of ten years and vest upon achieving a trading share price for our common stock of $3.00 per share.  These options had an estimated fair value of $43,000, the full amount of which we expensed during the six months ended December 31, 2010.

•
In October 2010, we granted an option to an executive officer to purchase 100,000 shares of common stock. The options have an exercise price of $3.43 per share and a term of ten years and vest ratably over three years. These options had an estimated fair value of $275,000.

•
In October 2010, we granted options to two new employees to purchase 280,000 shares of common stock. The options have ten year terms having exercise prices of $2.36 for one of the employees and $3.43 per share for the other employee. Each has an option to purchase 90,000 shares of common stock that vested immediately, and 50,000 shares of common stock that vest upon achieving a trading share price for our common stock of $3.00 per share. These options had an estimated fair value of $589,000, the full amount of which we expensed during the six months ended December 31, 2010.

•
In November 2010, we granted an option to a new director to purchase 50,000 shares of common stock. The option has an exercise price of $2.88 per share and a term of five years and vests ratably over two years. This option had an estimated fair value of $119,000.

•
In December 2010, we granted options to all nonexecutive employees to purchase an aggregate of 216,000 shares of common stock. The options have an exercise price of $3.08 per share and a term of ten years and vest ratably over three years. These options had an estimated fair value of $533,000.

The following table provides information about options granted and option related expense during the six months ended December 31, 2010 and 2009:

	2010	2009
Number of options granted	721,000	6,065,000
Compensation expense recognized as selling, general and administrative expense	$1,168,000	$1,363,000
Compensation cost capitalized	-	-
Weighted average fair value of options	$2.16	$0.43

The following table details the significant assumptions used to compute the fair market values of employee stock options granted during the six months ended December 31, 2010 and 2009:

	2010	2009
Risk-free interest rate	1.14-2.68%	0.38-3.30%
Dividend yield	0%	0%
Volatility factor	112-146%	115-178%
Expected life (years)	0.9-5.0	1.0 - 7.5

At December 31, 2010, there was $2,666,000 of unrecognized compensation costs related to non-vested share based compensation arrangements granted to employees and directors under the plan. We expect to amortize this cost over the next seven years.

 Summary information regarding employee and director stock options issued and outstanding as of December 31, 2010 is as follows:

	Options	Weighted Average Share Price	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Outstanding at year ended June 30, 2010	7,998,760	$0.91
Granted	721,000	2.85
Exercised	(291,849)	0.86
Forfeited	(425,000)	0.93
Expired	(383,760)	2.24
Outstanding at December 31, 2010	7,619,151	$1.02	4.83	$29,999,208

Options outstanding and exercisable as of December 31, 2010
Exercise Price	Outstanding Number of Shares	Remaining Life	Exercisable Number of Shares
$0.01 – 0.49	55,000	1 year or less	55,000
$0.01 – 0.49	45,000	1 year	45,000
$0.01 – 0.49	3,600,000	3 years	977,500
$0.50 – 1.00	35,000	1 year or less	35,000
$0.50 – 1.00	40,000	1 year	40,000
$0.50 – 1.00	110,000	3 years	50,000
$0.50 – 1.00	300,000	4 years	100,000
$1.00 – 1.49	13,151	1 year or less	13,151
$1.00 – 1.49	920,000	3 years	840,000
$1.00 – 1.49	1,074,000	9 years	210,000
$1.50 – 1.99	581,000	3 years	290,333
$2.00 - 3.00	140,000	1 year or less	140,000
$2.00 - 3.00	60,000	1 year	60,000
$2.00 – 3.00	190,000	9 years	140,000
$3.00 – 4.00	456,000	9 years	140,000
	7,619,151		3,135,984

Options exercisable had an intrinsic value of $11,917,739 at December 31, 2010.

Warrants

During the six months ended December 31, 2010, we did not grant any warrants and nine holders of warrants exercised 5,109,378 warrants with exercise prices ranging from $0.98 to $1.58 per share for total proceeds to us of $6,169,150. Additionally, YA Global exercised the remaining 702,222 of its warrants on a cashless basis and received 384,848 shares of our common stock.

Summary information regarding common stock warrants issued and outstanding as of December 31, 2010 is as follows:

	Warrants	Weighted Average Share Price
Outstanding at year ended June 30, 2010	11,065,128	$1.25
Granted	-	-
Exercised	(5,811,600)	1.17
Cancelled	(100,000)	4.00
Expired	-	-
Outstanding at December 31, 2010	5,153,528	$1.28

Warrants outstanding and exercisable as of December 31, 2010
Exercise Price	Outstanding Number of Shares	Remaining Life	Exercisable Number of Shares
$0.90	3,480,000	3 years	3,480,000
$0.98	221,666	3 years	221,666
$1.58	230,770	1 years	230,770
$1.58	821,092	4 years	821,092
$4.00	400,000	3 years	400,000
	5,153 ,528		5,153,528

The outstanding warrants had an intrinsic value of $18,950,324 at December 31, 2010. All of the 5,153,528 warrants outstanding at December 31, 2010, are exercisable.

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

Wellington Lawsuit

On April 9, 2001, we were named as a defendant in a lawsuit styled Wellington, LLC vs. Hyperdynamics Corporation et al. Civil Action# 18811-NC, The Court of Chancery of Delaware. The Plaintiff claimed that we did not carry out conversion of Series A preferred stock to common stock.  On August 9, 2002, Plaintiff, Defendant, and their respective counsels executed an “Agreement for Transfer of Claims in Delaware Action to Georgia.” Subsequently, the lawsuit was moved in its entirety to Atlanta, Georgia to be litigated under the lawsuit discussed below. Under the agreement, the Plaintiff in the Delaware action, Wellington, LLC. would become the Defendant in Atlanta.  During the fiscal year ended June 30, 2004, the Court of Chancery of Delaware dismissed the Delaware case.

On November 5, 2001, we filed a lawsuit styled Hyperdynamics Corporation, Plaintiff, v. J.P. Carey Securities, Inc., J.P. Carey Asset Management LLC, Joseph C. Canouse, John C. Canouse, James P. Canouse, Jeffrey Canouse, Southridge Capital Management LLC, Stephen Hicks a/k/a Steve Hicks, Thomson Kernaghan & Co., Limited, Mark Valentine, Talya Davies, Cache Capital (United States), L.P., Carpe Diem, Carpe Diem LTD., Wellington, LLC, Minglewood Capital, LLC, Falcon Securities, LTD, Navigator Management LTD., David Sims, and Citco Trustees (Cayman) Limited, Defendants; and Wellington LLC, Counterclaim/Third-Party Plaintiff, v. Hyperdynamics Corporation, a Delaware corporation, Kent Watts, Michael Watts, Robert Hill, Harry J. Briers, DJX, Ltd., a Belize corporation, and Does 1-10, Counterclaim/Third-Party Defendants, Civil Action File No. 2001CV44988, In The Superior Court of Fulton County, State of Georgia. Counterclaims were filed against us in this case.

The counterclaimants alleged that Hyperdynamics and its Officers and Directors breached their fiduciary duties to shareholders and committed other tortuous acts.

On December 30, 2010, we entered into a settlement agreement pursuant to which we issued 239,437 shares of our common stock in connection with the conversion of 1,945 outstanding shares of Series A Preferred Stock. As part of the settlement, we were relieved of any Series A Preferred Stock dividend payments, two former officers agreed to the cancellation of an aggregate of 100,000 warrants which had an exercise price of $4.00 and 7,500 shares of our common stock were surrendered to us. As a result of this agreement, we were not required to issue the full amount of convertible securities under the terms of the Series A Preferred and we did not have to pay $372,000 of dividends we previously accrued as payable. The common shares, based upon the stock price at the settlement date, had a fair market value of $1,183,000. The exchange of those common shares for the conversion of the Series A Preferred Stock, the elimination of the corresponding dividend payable, and the cancellation of 100,000 warrants and 7,500 shares of our common stock was a capital transaction and no gain or loss was recorded. We recorded $1,183,000 to additional paid-in capital, with a corresponding charge to additional paid-in capital of $811,000, which represented the difference between the fair market value of the common shares issued for settlement and the elimination of the accrued dividend payable related to the Series A Preferred Stock, resulting in a net credit to additional paid-in capital of $372,000.

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

Contingent notes payable

Our subsidiary, SCS, has $350,000 remaining of a contingent note payable due to the former owners of SCS Corporation's assets. It is payable in our common stock and it is payable only if SCS has net income in any given quarter. If SCS experiences net income in a quarter, 25% of the income will be paid against the note, until the contingency is satisfied.

PGS Geophysical AS, Norway

On June 11, 2010, we entered into an Agreement for the Supply of Marine Seismic Data (“3D Seismic Contract”) with PGS Geophysical AS, Norway (“PGS”).  Under the terms of the 3D Seismic Contract, PGS agreed to conduct the acquisition phase of a 3,635 square kilometer 3D seismic survey of the area that is subject to our rights, or concession, to explore and exploit offshore oil and gas reserves off the coast of Guinea.  The intended purpose of the 3D seismic survey was to obtain detailed imaging of the multiple prospects which were identified from our prior 2D seismic data acquisition over the concession.

Under the terms of the 3D Seismic Contract, PGS agreed to carry out the survey in two separate portions that commenced in August 2010.  The 3D Seismic Contract was initially for $21.0 million, including mobilization and demobilization expenses. The acquisition work was completed in December 2010, with a final cost under the 3D Seismic Contract of approximately $24.7 million, including mobilization and demobilization expenses.  Our share of the cost was 77% of that amount, or approximately $19.0 million. Under the terms of the 3D Seismic Contract, we secured a Letter of Credit in the amount of $21.0 million for the sole purpose of funding this seismic acquisition. As work was performed and invoiced, PGS submitted draw documents to the institution the letter of credit was with for payment of such invoices under the terms of the agreement.

The Letter of Credit was through Amegy Bank N.A. and the Letter of Credit Reimbursement Agreement was entered into on July 15, 2010. The Letter of Credit was secured by a Certificate of Deposit, which was funded in the amount of $21.0 million on July 8, 2010 bearing interest at a rate of 0.25% per annum. We incurred an issuance fee of $76,000 with respect to the Letter of Credit.

All such payments have been made under this agreement and accordingly the Letter of Credit is no longer in effect as of December 31, 2010.

PGS Americas, Inc.

We have contracted with PGS Americas, Inc. to process the data from the 3D seismic acquisition surveys. The seismic data processing contract was for $2.5 million and is expected to be completed in the first quarter of 2011. The processing costs incurred as of December 31, 2010 amount to approximately $677,000 with our 77% share being approximately $521,000.

AGR Peak Well Management Limited

We have contracted with AGR Peak Well Management Limited (“AGR”) to manage our exploration drilling project in offshore Republic of Guinea. AGR will handle well construction project management services, logistics, and tendering of materials as well as overall management responsibilities for the drilling program. The drilling project management contract, entered into on November 30, 2010, was for an estimated $6.8 million, of which we expect our share to be 77% of that amount.  In the event we terminate this contract, AGR would invoice us for services carried out to date and for any commitments made on behalf of us, including termination fees. In the event we terminate this contract without cause and we enter into direct contracts for the drilling rig, vessels and third party services previously held by AGR, then we would reimburse AGR cancellation fees of $500,000, The costs incurred as of December 31, 2010 amount to approximately $63,000 with our 77% share being approximately $49,000.

Operating Leases

We lease office space under long-term operating leases with varying terms. Most of the operating leases contain renewal and purchase options. We expect that in the normal course of business, the majority of operating leases will be renewed or replaced by other leases.

The following is a schedule by years of minimum future rental payments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of December 31, 2010:

Years ending June 30: (in thousands)
2011	$107
2012	221
2013	241
2014	268
2015	194
Total minimum payments required	$1,031

Rent expense included in net loss from operations for the six-month periods ended December 31, 2010 and 2009 was $122,000 and   $90,000, respectively.

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

11. SUBSEQUENT EVENTS

Warrants Exercised

Warrant exercises since December 31, 2010 include:

•	650,989 warrants with strike prices ranging from of $0.98 to $1.58 were exercised for proceeds of $902,063.

Stock Options Exercised

Stock option exercises since December 31, 2010 include:

•	150,000 options with strike prices ranging from of $0.24 to $1.06 were exercised for proceeds of $118,000.

Equity transactions

Significant stock options granted, forfeited or expired since December 31, 2010, include:

•
A stock option for 30,000 shares granted under the 2010 Plan with a strike price of $5.04, and a ten year life. This option vests ratably over three years and had an estimated fair value on the date of grant of $121,000.

•	No stock options have been forfeited, cancelled or expired since December 31, 2010.

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

Our operating plan within the next 12 months includes the following:

•
Obtaining funds and completing technical work and planning with Dana Petroleum (E&P) Limited (“Dana”) and prospective participants in our concession to drill offshore Guinea in late 2011. If we add other PSC participants, we would expect to include the assignment of a portion of our interest in the Guinea Concession to such participants.

•	Processing and interpreting the 3D seismic survey, the acquisition of which was completed in December 2010. This will allow for identification of one or more proposed drilling locations.

Results of Operations

Based on the factors discussed below for our international segment, discontinued operations and for corporate overhead, the net loss attributable to common shareholders for the six months ended December 31, 2010 decreased $50,000, or 1%, from a net loss of $6,215,000, or $0.08 per share in the 2010 period to a net loss of $6,165,000, or $0.06 per share in the 2011 period.  The net loss chargeable to common shareholders in the 2009 period includes a provision for preferred stock dividends of $8,000.

Reportable segments

We have one reportable segment: our international operations in Guinea conducted through our subsidiary SCS. SCS is engaged in oil and gas exploration activities pertaining to offshore Guinea. During the year ended June 30, 2009, our domestic operations were discontinued, and as of August 2009, all the assets associated with HYD, which was our domestic subsidiary that held certain producing oil and gas properties located in Louisiana, were sold.

Three months ended December 31, 2010 Compared to Three Months Ended December 31, 2009

Revenues.  There were no revenues for the three months ended December 31, 2010 and 2009. We have focused on the acquisition and interpretation of 3D seismic data for our concession in Guinea.

Depreciation.  Depreciation increased 145%, or $42,000 due to additional depreciation associated with assets placed in service over this period of time. Depreciation expense was $71,000 and $29,000 in the three months ended December 31, 2010 and 2009, respectively.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses were $3,218,000 and $3,038,000 for the three months ended December 31, 2010 and 2009, respectively. This represents an increase of 6%, or $180,000. As our staff has increased between the periods, the increase in expense was primarily employee-related costs, which include salaries, bonuses and stock-based compensation related to options granted to employees and others.

Other income (expense). Other income (expense) totaled income of $7,000 and expense of ($1,217,000) for the three months ended December 31, 2010 and 2009, respectively. During the fiscal 2011 period, we recognized only net interest income, as we had virtually no debt and the warrant derivative liability has been resolved this quarter upon the exercise of the last warrants underlying the derivative. Comparatively, in the fiscal 2010 period, we recognized a non-cash loss on the derivative liability related to the YA Global warrants of ($423,000), interest expense of ($496,000), and loss on settlement of debt of ($298,000) primarily attributable to interest expense and retirement costs on debentures.

Loss from Continuing Operations. Based on the expenses discussed above, our loss from operations decreased by 23%, or $1,002,000, from $4,284,000 in the three months ended December 31, 2009 to $3,282,000 for the three months ended December 31, 2010.

Discontinued Operations. There were no discontinued operations for the three months ended December 31, 2010 while there was a loss of $3,000 for the three months ended December 31, 2009.

Six months ended December 31, 2010 Compared to Six Months Ended December 31, 2009

Revenues.  There were no revenues for the six months ended December 31, 2010 and 2009. We have focused on the acquisition and interpretation of 3D seismic data for our concession in Guinea.

Depreciation.  Depreciation increased 139%, or $82,000 due to additional depreciation associated with assets placed in service over this period of time. Depreciation expense was $141,000 and $59,000 in the six months ended December 31, 2010 and 2009, respectively.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses were $5,267,000 and $5,426,000 for the six months ended December 31, 2010 and 2009, respectively. This represents a decrease of 3%, or $159,000.

Other income (expense). Other income (expense) totaled expense of ($757,000) and expense of ($1,487,000) for the six months ended December 31, 2010 and 2009, respectively. During the fiscal 2011 period, we recognized a non-cash loss on the derivative liability related to the YA Global warrants of ($771,000) compared to a non-cash loss on the derivative liability related to the YA Global warrants of ($478,000) in the fiscal 2010 period.  Interest income, net was $14,000 for the fiscal 2011 period compared to interest expense of ($711,000) for the fiscal 2010 period and loss on settlement of debt of ($298,000) primarily attributable to interest expense and retirement costs on debentures. There was virtually no debt during the fiscal 2011 period.

Loss from Continuing Operations. Based on the expenses discussed above, our loss from operations decreased by 12%, or $807,000, from $6,972,000 in the six months ended December 31, 2009 to $6,165,000 for the six months ended December 31, 2010.

Discontinued Operations. There were no discontinued operations for the six months ended December 31, 2010 while there was a gain of $765,000 for the six months ended December 31, 2009.

Liquidity and Capital Resources

Going Concern Considerations

As indicated in our auditors’ report dated September 28, 2010 contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010, our financial statements were prepared assuming we will continue as a going concern. As discussed in the notes to those financial statements, we do not have revenues from operations, and we had significant financial commitments in excess of our then current capital resources. It was noted that our ability to continue as a going concern was dependent upon our ability to obtain additional funding. Since June 30, 2010, we have raised $6.4 million from warrants and stock option exercises, and on November 3, 2010, raised $29.9 million from the sale of common stock to funds managed by BlackRock. As a result, we have adequate capital resources to meet our working capital requirements for the next twelve months.

You should carefully consider the risks described in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010 in evaluating our company.  We will require substantial additional funding to drill wells in offshore Guinea, either from capital raised, sales of participation interests, or through other means. Other risks include our ability to respond to changes in the oil exploration and production environment, competition for, and the availability of, personnel in the future to support our activities; the PSC Amendment is subject to renegotiation under certain circumstances and there is no assurance that these negotiations will result in a mutually acceptable agreement.   We operate in Guinea, a country where corrupt behavior exists that could impair our ability to do business in the future or result in significant fines or penalties.   There are significant risks associated with operating in Guinea.

Liquidity

We are committed under the PSC to spud our first well by December 31, 2011.  We estimate the cost to be $50 million on a gross basis, or $38.5 million for our current 77% interest in the Guinea Concession.  We plan to sell additional participation interests and/or raise additional funds to help fund our impending drilling program.

On December 31, 2010, we had $35,369,000 in cash and restricted cash and $3,888,000 in liabilities. The liabilities are comprised of current liabilities of $3,748,000 and noncurrent liabilities of $140,000.  Net cash used in operating activities for continuing operations for the six months ended December 31, 2010 was $5,911,000 compared to $5,342,000 for the six months ended December 31, 2009. Cash used in investing activities for continuing operations for the six months ended December 31, 2010 was $21,070,000 compared to $2,558,000 in the six months ended December 31, 2009. This increase was primarily due to our 3D seismic acquisition. There was net cash provided by financing activities for the six months ended December 31, 2010 of $36,160,000 compared to $6,857,000 during the six months ended December 31, 2009. This increase was primarily due to the stock sale to BlackRock and the proceeds from warrant and stock option exercises.

Liquidity Effects of Discontinued Operations

On April 1, 2009, we executed a contract to sell all of our working interests in our U.S. domestic oil and gas properties for $2,670,000.  The third and final installment under the agreement was completed in August 2009.  The cash flows from discontinued operations are separately reported in the Consolidated Statements of Cash Flows for all periods presented.  While this transaction improved our short term liquidity at that time, it also eliminated our sole revenue source.  Accordingly, the liquidity implication of the discontinued operations is that we will require additional funding from debt or equity sources or from an additional participant in our Guinea concession.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.  Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based upon that evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures were effective at December 31, 2010.

Internal Control over Financial Reporting

There was no change in our control over financial reporting during the first six months of 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II Other Information

Item 1. Legal Proceedings

As stated in Note 10 to the financial statements in this Quarterly Report on Form 10-Q, we have been involved in a lawsuit known as the Wellington lawsuit which commenced on November 5, 2001 in the Superior Court of Fulton County, state of Georgia.

On December 30, 2010, we entered into a settlement agreement pursuant to which we issued 239,437 shares of our common stock in connection with the conversion of 1,945 outstanding shares of Series A Preferred Stock.  As part of the settlement, we were relieved of any Series A Preferred Stock dividend payments, two former officers agreed to the cancellation of an aggregate of 100,000 warrants which had an exercise price of $4.00 and 7,500 shares of our common stock were surrendered to us. As a result of this agreement, we were not required to issue the full amount of convertible securities under the terms of the Series A Preferred and we did not have to pay $372,000 of dividends we previously accrued as payable.

Item 1A. Risk Factors

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

3.1.1	Certificate of Incorporation (1)

3.1.2	Certificate of Amendment of Certificate of Incorporation, dated January 21, 1997 (1)

3.1.3	Certificate of Amendment of Certificate of Incorporation, dated September 20, 1999 (1)

3.1.4	Certificate of Amendment of Certificate of Incorporation, dated December 22, 2003 (1)

3.1.5	Series B Certificate of Designation (5)

3.2	By-laws (1)

3.3	Amendment to Bylaws (2)

4.1	Form of Common Stock Certificate (3)

4.2	Warrant issued to Trendsetter Investors, LLC on June 12, 2007 (4)

10.1	Hydrocarbon Production Sharing Contract (PSA) between SCS Corporation and the Republic of Guinea, dated September 22, 2006 (6)

10.2	Amendment No. 1 to the Hydrocarbons Production Sharing Contract between SCS Corporation and the Republic of Guinea, dated March 25, 2010 (11)

10.3*	Employment Agreement between Hyperdynamics and Jason D. Davis, dated June 17, 2009 (8)

10.4*	Amendment No. 1 to the Employment Agreement between Hyperdynamics Corporation and Jason D. Davis, dated October 16, 2009 (20)

10.5*	Employment Agreement between Hyperdynamics and Ray Leonard, dated July 22, 2009 (9)

10.6*	Amendment No. 1 to Employment Agreement between Hyperdynamics Corporation and Ray Leonard, dated December 11, 2009 (15)

10.7	Sale and Purchase Agreement between Hyperdynamics Corporation and Dana Petroleum (E&P) Limited, effective as of December 4, 2009 (12)

10.8	Letter Agreement between Hyperdynamics Corporation and Dana Petroleum (E&P) Limited, dated December 2, 2009 (12)

10.9	Operating Agreement between SCS Corporation and Dana Petroleum (E&P) Limited, dated January 28, 2010 (16)

10.10	Lease Agreement between Hyperdynamics Corporation and Parkway Properties LP, dated December 29, 2009 (17)

10.11	Memorandum of Understanding between the Government of the Republic of Guinea and SCS Corporation, dated September 11, 2009 (English translation) (7)

10.12	Lock-up Agreement among Hyperdynamics and certain Stockholders, dated July 21, 2010 (13)

10.13	Lock-up Agreement among Hyperdynamics and TWJ Navigation, Inc., dated July 21, 2010 (13)

10.14	Marine 2D Seismic Data Acquisition Services Agreement between Hyperdynamics Corporation and Bergen Oilfield Services AS of Norway, dated September 29, 2009 (18)

10.15	3D Seismic Contract between PGS Geophysical AS, Norway and Hyperdynamics Corporation, dated June 11, 2010 (21)

10.16	Amendment to Lock-up Agreement among Hyperdynamics and certain stockholders dated December 30, 2010 (23)

10.17*	2010 Equity Incentive Plan (10)

10.18*	Form of Incentive Stock Option Agreement (10)

10.19*	Form of Non-Qualified Stock Option Agreement (10)

10.20*	Form of Restricted Stock Agreement (10)

10.21	Master Service Agreement for Geophysical Data Processing Services between SCS Corporation and PGS Data Processing, Inc., dated July 2, 2010 (21)

10.22	Supplemental Agreement No. 1 to Master Service Agreement between SCS Corporation and PGS Data Processing, Inc., dated July 2, 2010 (21)

10.23	Form of Stock Purchase Agreement, dated November 3, 2010 among Hyperdynamics Corporation and the Investors (22)

10.24	Form of Registration Rights Agreement, dated November 3, 2010 among Hyperdynamics Corporation and the Investors (22).

14.1	Code of Ethics (1)

31.1**
Certification of Chief Executive Officer of Hyperdynamics Corporation required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**
Certification of Chief Financial Officer and Principal Accounting Officer of Hyperdynamics Corporation required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**
Certification of Chief Executive Officer of Hyperdynamics Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

32.2**
Certification of Principal Financial Officer and Principal Accounting Officer of Hyperdynamics Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

*	Management contracts or compensatory plans or arrangements.
**	Filed herewith.
(1)	Incorporated by reference to Form 10-KSB/A filed May 16, 2005.
(2)	Incorporated by reference to Form 8-K filed March 9, 2009.
(3)	Incorporated by reference to Form S-1 filed January 12, 2006, as amended.
(4)	Incorporated by reference to Form 8-K filed June 18, 2007.
(5)	Incorporated by reference to Form 8-K filed June 15, 2001.
(6)	Incorporated by reference to Form 8-K filed September 28, 2006.
(7)	Incorporated by reference to Form 8-K filed September 15, 2009.
(8)	Incorporated by reference to Form 8-K filed July 6, 2009.
(9)	Incorporated by reference to Form 8-K filed July 23, 2009.
(10)	Incorporated by reference to Form S-8 filed June 14, 2010.
(11)	Incorporated by reference to Form 8-K, dated March 31, 2010.
(12)	Incorporated by reference to Form 8-K, filed December 7, 2009.
(13)	Incorporated by reference to Form 8-K filed July 27, 2010.
(14)	Intentionally omitted.
(15)	Incorporated by reference to Form 8-K, dated December 11, 2009.
(16)	Incorporated by reference to Form 8-K, dated January 29, 2010.
(17)	Incorporated by reference to Form 8-K, dated January 6, 2010.
(18)	Incorporated by reference to Form 8-K filed October 2, 2009.
(19)	Incorporated by reference to Form 8-K filed May 14, 2010.
(20)	Incorporated by reference to Form 8-K filed on October 16, 2009.
(21)	Incorporated by reference to Form 10-K filed on September 28, 2010.
(22)	Incorporated by reference to Form 8-K filed on November 4, 2010.
(23)	Incorporated by reference to Form 8-K filed January 6, 2011.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Hyperdynamics Corporation
(Registrant)

By:	/s/ Ray Leonard
Ray Leonard
Chief Executive Officer

Dated: February 14, 2011

By:	/s/ Jason Davis
Jason Davis
Principal Financial Officer
Principal Accounting Officer

Dated: February 14, 2011

Exhibit Index

Exhibit Number	Description

3.1.1	Certificate of Incorporation (1)

3.1.2	Certificate of Amendment of Certificate of Incorporation, dated January 21, 1997 (1)

3.1.3	Certificate of Amendment of Certificate of Incorporation, dated September 20, 1999 (1)

3.1.4	Certificate of Amendment of Certificate of Incorporation, dated December 22, 2003 (1)

3.1.5	Series B Certificate of Designation (5)

3.2	By-laws (1)

3.3	Amendment to Bylaws (2)

4.1	Form of Common Stock Certificate (3)

4.2	Warrant issued to Trendsetter Investors, LLC on June 12, 2007 (4)

10.1	Hydrocarbon Production Sharing Contract (PSA) between SCS Corporation and the Republic of Guinea, dated September 22, 2006 (6)

10.2	Amendment No. 1 to the Hydrocarbons Production Sharing Contract between SCS Corporation and the Republic of Guinea, dated March 25, 2010 (11)

10.3*	Employment Agreement between Hyperdynamics and Jason D. Davis, dated June 17, 2009 (8)

10.4*	Amendment No. 1 to the Employment Agreement between Hyperdynamics Corporation and Jason D. Davis, dated October 16, 2009 (20)

10.5*	Employment Agreement between Hyperdynamics and Ray Leonard, dated July 22, 2009 (9)

10.6*	Amendment No. 1 to Employment Agreement between Hyperdynamics Corporation and Ray Leonard, dated December 11, 2009 (15)

10.7	Sale and Purchase Agreement between Hyperdynamics Corporation and Dana Petroleum (E&P) Limited, effective as of December 4, 2009 (12)

10.8	Letter Agreement between Hyperdynamics Corporation and Dana Petroleum (E&P) Limited, dated December 2, 2009 (12)

10.9	Operating Agreement between SCS Corporation and Dana Petroleum (E&P) Limited, dated January 28, 2010 (16)

10.10	Lease Agreement between Hyperdynamics Corporation and Parkway Properties LP, dated December 29, 2009 (17)

10.11	Memorandum of Understanding between the Government of the Republic of Guinea and SCS Corporation, dated September 11, 2009 (English translation) (7)

10.12	Lock-up Agreement among Hyperdynamics and certain Stockholders, dated July 21, 2010 (13)

10.13	Lock-up Agreement among Hyperdynamics and TWJ Navigation, Inc., dated July 21, 2010 (13)

10.14	Marine 2D Seismic Data Acquisition Services Agreement between Hyperdynamics Corporation and Bergen Oilfield Services AS of Norway, dated September 29, 2009 (18)

10.15	3D Seismic Contract between PGS Geophysical AS, Norway and Hyperdynamics Corporation, dated June 11, 2010 (21)

10.16	Amendment to Lock-up Agreement among Hyperdynamics and certain stockholders dated December 30, 2010 (23)

10.17*	2010 Equity Incentive Plan (10)

10.18*	Form of Incentive Stock Option Agreement (10)

10.19*	Form of Non-Qualified Stock Option Agreement (10)

10.20*	Form of Restricted Stock Agreement (10)

10.21	Master Service Agreement for Geophysical Data Processing Services between SCS Corporation and PGS Data Processing, Inc., dated July 2, 2010 (21)

10.22	Supplemental Agreement No. 1 to Master Service Agreement between SCS Corporation and PGS Data Processing, Inc., dated July 2, 2010 (21)

10.23	Form of Stock Purchase Agreement, dated November 3, 2010 among Hyperdynamics Corporation and the Investors (22)

10.24	Form of Registration Rights Agreement, dated November 3, 2010 among Hyperdynamics Corporation and the Investors (22).

14.1	Code of Ethics (1)

31.1**
Certification of Chief Executive Officer of Hyperdynamics Corporation required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**
Certification of Chief Financial Officer and Principal Accounting Officer of Hyperdynamics Corporation required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**
Certification of Chief Executive Officer of Hyperdynamics Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

32.2**
Certification of Principal Financial Officer and Principal Accounting Officer of Hyperdynamics Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

*	Management contracts or compensatory plans or arrangements.
**	Filed herewith.
(1)	Incorporated by reference to Form 10-KSB/A filed May 16, 2005.
(2)	Incorporated by reference to Form 8-K filed March 9, 2009.
(3)	Incorporated by reference to Form S-1 filed January 12, 2006, as amended.
(4)	Incorporated by reference to Form 8-K filed June 18, 2007.
(5)	Incorporated by reference to Form 8-K filed June 15, 2001.
(6)	Incorporated by reference to Form 8-K filed September 28, 2006.
(7)	Incorporated by reference to Form 8-K filed September 15, 2009.
(8)	Incorporated by reference to Form 8-K filed July 6, 2009.
(9)	Incorporated by reference to Form 8-K filed July 23, 2009.
(10)	Incorporated by reference to Form S-8 filed June 14, 2010.
(11)	Incorporated by reference to Form 8-K, dated March 31, 2010.
(12)	Incorporated by reference to Form 8-K, filed December 7, 2009.
(13)	Incorporated by reference to Form 8-K filed July 27, 2010.
(14)	Intentionally omitted.
(15)	Incorporated by reference to Form 8-K, dated December 11, 2009.
(16)	Incorporated by reference to Form 8-K, dated January 29, 2010.
(17)	Incorporated by reference to Form 8-K, dated January 6, 2010.
(18)	Incorporated by reference to Form 8-K filed October 2, 2009.
(19)	Intentionally Omitted.
(20)	Incorporated by reference to Form 8-K filed on October 16, 2009.
(21)	Incorporated by reference to Form 10-K filed on September 28, 2010.
(22)	Incorporated by reference to Form 8-K filed on November 4, 2010.
(23)	Incorporated by reference to Form 8-K filed January 6, 2011.