Form 10-Q
period 2011-03-31
HYPERDYNAMICS CORP
filed 2011-05-13
CIK 937136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934:

For the quarterly period ended March 31, 2011

or

☐         Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934:

For the transition period from                to

Commission file number: 000-32490

HYPERDYNAMICS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	87-0400335
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

12012 Wickchester Lane, # 475

Houston, Texas 77079

(Address of principal executive offices, including zip code)

713-353-9400

(registrant’s principal executive office telephone number)

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

As of May 13, 2011, 155,561,810 shares of common stock, $0.001 par value, were outstanding.

Part I. Financial Information
Item 1. Financial Statements

Consolidated Balance Sheets (unaudited) at March 31, 2011 and June 30, 2010	3

Consolidated Statements of Operations (unaudited) for the Three and Nine Months Ended March 31, 2011 and 2010, respectively, and for the period from inception of the Exploration Stage (July 1, 2009) to March 31, 2011	4

Consolidated Statement of Shareholders’ Equity (unaudited) for the period from July 1, 2009 (inception of the Exploration Stage) to March 31, 2011	5

Consolidated Statements of Cash Flows (unaudited) for the Nine Months Ended March 31, 2011 and 2010, and for the period from July 1, 2009 (inception of the Exploration Stage) to March 31, 2011	6

Notes to Consolidated Financial Statements (unaudited)	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3. Quantitative and Qualitative Disclosures about Market Risks	24

Item 4. Controls and Procedures	24

Part II. Other Information

Item 6. Exhibits	25

Signatures	27

HYPERDYNAMICS CORPORATION

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Number of Shares and Per Share Amounts)

(Unaudited)

	March 31, 2011	June 30, 2010
ASSETS
Current assets:
Cash and cash equivalents	$158,043	$26,040
Accounts receivable – joint interest	2,811	150
Prepaid expenses and other current assets	174	205
Total current assets	161,028	26,395
Property and equipment, net of accumulated depreciation of $686 and $445	1,154	664
Oil and gas properties, using full cost method:
Unevaluated properties excluded from amortization	32,123	92
Restricted cash	200	—
Deposits	76	69
Total assets	$194,581	$27,220

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$3,198	$3,859
Accounts payable - seismic data	650	650
Dividends payable	—	372
Short-term notes payable	—	160
Total current liabilities	3, 848	5,041

Warrant derivative liability	—	583
Deferred rent	139	70
Total liabilities	3,987	5,694

Commitments and contingencies (Note 11)

Shareholders’ equity:
Convertible preferred stock, par value $0.001; stated value $1,000; 20,000,000 authorized Series A – -0- and 1,945 shares issued and outstanding	—	—
Common stock, $0.001 par value, 250,000,000 shares authorized; 155,361,810 and 104,227,199 shares issued and outstanding	155	104
Additional paid-in capital	274,866	97,046
Accumulated deficit	(67,615)	(67,615)
Deficit accumulated after reentering exploration stage	(16,812)	(8,009)
Total shareholders’ equity	190,594	21,526
Total liabilities and shareholders’ equity	$194,581	$27,220

The accompanying notes are an integral part of these consolidated financial statements.

HYPERDYNAMICS CORPORATION

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Number of Shares and Per Share Amounts)

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,		Inception of Exploration Stage (July 1, 2009) through March 31,
	2011	2010	2011	2010	2011
Costs and expenses:
Depreciation	$100	$34	$241	$93	$397
Selling, general and administrative	2,571	2,434	7,838	7,860	18,685
Total costs and expenses	2,671	2,468	8,079	7,953	19,082
Loss from operations	(2,671)	(2,468)	(8,079)	(7,953)	(19,082)
Other income (expense):
Gain on sale of interest in unevaluated oil and gas properties	—	—	—	—	2,955
Gain (loss) on warrant derivative liability	—	364	(771)	(114)	(492)
Interest income (expense), net	33	(1)	47	(712)	(660)
Loss on settlement of debt	—	—	—	(298)	(298)
Total other income (expense)	33	363	(724)	(1,124)	1,505
Loss from continuing operations	(2,638)	(2,105)	(8,803)	(9,077)	(17,577)
Gain on sale of discontinued operations	—	—	—	765	765
Net loss	(2,638)	(2,105)	(8,803)	(8, 312)	(16,812)
Preferred stock dividend to related party	—	—	—	(8)	—
Net loss attributable to common shareholders	$(2,638)	$(2,105)	$(8,803)	$(8,320)	$(16,812)
Basic and diluted income (loss) per share:
From continuing operations	$(0.02)	$(0.02)	$(0.08)	$(0.11)
From discontinued operations	0.00	0.00	0.00	0.01
Net loss per share attributable to common shareholders	$(0.02)	$(0.02)	$(0.08)	$(0.10)

Weighted average shares outstanding – basic and diluted	126,350,059	92,399,529	116,170,158	80,423,130

The accompanying notes are an integral part of these consolidated financial statements.

HYPERDYNAMICS CORPORATION

(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE PERIOD FROM JULY 1, 2009 (INCEPTION OF EXPLORATION STAGE) THROUGH MARCH 31, 2011

(In Thousands, Except Number of Shares)

(Unaudited)

	Series A Preferred		Series B Preferred		Common Stock		Additional Paid-in	Accumulated	Deficit Accumulated after reentering Exploration
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Stage	Total
Balance at July 1, 2009, as adjusted	1,945	—	2,406	—	64,162,813	64	70,220	(67,615)	—	2,669
Common stock issued for:
Services	—	—	—	—	442,049	—	324	—	—	324
Conversion of Series B Preferred Stock	—	—	(2,406)	—	15,822,222	16	(16)	—	—	—
Conversion of debentures	—	—	—	—	1,949,411	2	1,294	—	—	1,296
Cash	—	—	—	—	16,878,096	17	17,183	—	—	17,200
Exercise of warrants	—	—	—	—	4,646,465	5	4,409	—	—	4,414
Cashless Exercise of options	—	—	—	—	124,653	—	—	—	—	—
Cashless Exercise of warrants classified as a derivative	—	—	—	—	201,490	—	723	—	—	723
Amortization of fair value of stock options	—	—	—	—	—	—	1,579	—	—	1,579
Discount related to modification of convertible debt	—	—	—	—	—	—	1,172	—	—	1,172
Warrant repricing charged to interest expense	—	—	—	—	—	—	158	—	—	158
Warrant repricing
Deemed dividend	—	—	—	—	—	—	322	—	—	322
Deemed dividend	—	—	—	—	—	—	(322)	—	—	(322)
Net loss	—	—	—	—	—	—	—	—	(8,009)	(8,009)
Balance, June 30, 2010	1,945	$—	—	$—	104,227,199	$104	$97,046	$(67,615)	$(8,009)	$21,526

Common stock issued for:
Cash	—	—	—	—	43,750,000	43	166,019	—	—	166,062
Exercise of warrants	—	—	—	—	6,164,213	6	7,703	—	—	7,709
Exercise of options	—	—	—	—	603,613	1	561	—	—	562
Cashless exercise of warrants classified as a derivative	—	—	—	—	384,848	1	1,353	—	—	1,354
Series A settlement	(1,945)	—	—	—	231,937	—	1,183	—	—	1,183
Settlement charge	—	—	—	—	—	—	(811)	—	—	(811)
Amortization of fair value of stock options	—	—	—	—	—	—	1,812	—	—	1,812
Net loss	—	—	—	—	—	—	—	—	(8,803)	(8,803)
Balance, March 31, 2011	—	$—	—	$—	155,361,810	$155	$274,866	$(67,615)	$(16,812)	$190,594

The accompanying notes are an integral part of these consolidated financial statements.

HYPERDYNAMICS CORPORATION

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Nine Months Ended March 31,		Inception of Exploration Stage (July 1, 2009) through March 31,
	2011	2010	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,803)	$(8,312)	$(16,812)
Income from discontinued operations	—	(765)	(765)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	241	93	397
Common stock issued for services	—	143	143
Employee stock options	1,812	1,534	3,391
Variable share issuance obligation	—	(374)	(374)
Loss on settlement of debt	—	298	298
Gain on sale of oil and gas properties	—	—	(2,955)
Loss on derivative liability	771	114	492
Interest accreted to debt principal	—	342	342
Repricing of warrants	—	158	158
Loss on disposition of assets	—	33	32
Amortization of discount and financing costs on debt	—	144	144
Changes in operating assets and liabilities:
Accounts receivable - joint interest	(2,661)	—	(2,661)
Accounts receivable	—	(90)	(150)
Prepaid expenses	31	116	153
Other assets	(7)	(54)	(65)
Accounts payable and accrued expenses	(1,152)	1,054	1,562
Deferred rent	69	(39)	83
Cash used in operating activities – continuing operations	(9,699)	(5,605)	(16,587)
Cash used in operating activities – discontinued operations	—	(76)	(76)
Net cash used in operating activities	(9,699)	(5,681)	(16,663)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(731)	(502)	(1,382)
Investment in unevaluated oil and gas properties	(31,540)	(10,448)	(45,581)
Increase in restricted cash	(200)	—	(200)
Proceeds from sale of interest in unevaluated oil and gas properties	—	6,294	25,001
Cash used in investing activities – continuing operations	(32,471)	(4,656)	(22,162)
Cash provided by investing activities – discontinued operations	—	881	881
Net cash used in investing activities	(32,471)	(3,775)	(21,281)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock and warrants, net of offering costs of $7,688, $470 and $8,973	166,062	7,530	183,262
Proceeds from exercise of stock options	562	—	562
Proceeds from exercise of warrants	7,709	4,414	12,123
Payments of dividends payable – related party	—	—	(430)
Payments on notes payable and installment debt	(160)	(713)	(890)
Cash provided by financing activities – continuing operations	174,173	11,231	194,627
Cash provided by financing activities – discontinued operations	—	—	—
Net cash provided by financing activities	174,173	11,231	194,627

INCREASE IN CASH AND CASH EQUIVALENTS	132,003	1,775	156,683
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	26,040	1,360	1,360
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$158,043	$3,135	$158,043

The accompanying notes are an integral part of these consolidated financial statements.

HYPERDYNAMICS CORPORATION

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(In Thousands)

(Unaudited)

	Nine Months Ended March 31,		Inception of Exploration Stage (July 1, 2009) through March 31,
	2011	2010	2011

SUPPLEMENTAL DISCLOSURES:
Interest paid in cash, net of amounts capitalized	$3	$69	$71
Income taxes paid in cash	—	—	—

NON-CASH INVESTING AND FINANCING TRANSACTIONS:

Common stock issued to settle variable share obligation	$—	$179	$181
Deemed dividend attributable to repriced warrants originally issued with purchase of common stock	—	322	322
Asset retirement obligation transferred as part of sale of assets	—	18	18
Accounts payable for unevaluated oil and gas property	491	4,826	491
Accrued and unpaid stock dividend to related parties	—	8	—
Conversion of debt, net of discount of $0, $1,116 and $1,116	—	—	1,294
Conversion of Series B Preferred Stock into Common Stock	—	16	16
Fair value of warrant modifications	—	480	480
Relative fair value of warrants issued in connection with equity offerings	—	1,642	3,839
Note payable for prepaid insurance	—	115	275
Discount of convertible debt modification	—	1,172	1,172
Exercise of warrants classified as a derivative	1,354	—	2,077
Reclassification of warrants as a derivative under ASC 815	—	—	1,585
Common stock issued for Series A settlement	372	—	372

The accompanying notes are an integral part of these consolidated financial statements.

HYPERDYNAMICS CORPORATION

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

Hyperdynamics Corporation (“Hyperdynamics,” the “Company,” “we,” and “our”) is a Delaware corporation formed in March 1996. We have three wholly-owned subsidiaries, SCS Corporation (“SCS”), HYD Resources Corporation (“HYD”) and Hyperdynamics Oil & Gas Limited. Through SCS and its subsidiary, SCS Corporation Guinea SARL (a limited liability company formed under the laws of the Republic of Guinea located in Conakry, Guinea), we focus on oil and gas exploration offshore the west coast of Africa.  Our exploration efforts are pursuant to a Hydrocarbon Production Sharing Contract, as amended (the “PSC”).  We refer to the rights granted under the PSC as the “Guinea Concession.” SCS began operations in oil and gas exploration, seismic data acquisition, processing, and interpretation in late fiscal 2002. In April 2004, we acquired HYD, and in January 2005, HYD acquired Trendsetter Production Company (“Trendsetter”), an oil and gas operator in Louisiana that had been under common ownership with HYD. Trendsetter operated all of our domestic oil and gas assets until the sale of those assets in 2009. Hyperdynamics Oil & Gas Limited was formed in February 2011 to establish business development activities.

We reentered the exploration stage effective July 1, 2009 after the sale of all of our proved reserves.

Our unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in our Annual Report filed with the SEC on Form 10-K for the year ended June 30, 2010. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year ended June 30, 2010, as reported in the Form 10-K, have been omitted.

Use of estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses at the balance sheet date and for the period then ended. Actual results could differ from these estimates.

Cash and cash equivalents

Cash equivalents are highly liquid investments with an original maturity of three months or less.  We maintain our cash in bank deposit accounts which, at times, exceed the federally insured limits.  At March 31, 2011, we had approximately $157,172,000 in excess of FDIC limits.  We have not experienced any losses in such accounts.

Restricted cash

Included in restricted cash is a certificate of deposit (“CD”) with Amegy Bank. This CD was established in July 2010 to secure corporate credit cards used for general corporate purposes, primarily for travel expenditures. As of March 31, 2011, this CD balance was $200,000.

During the nine months ended March 31, 2011, we also established a CD to secure our Amegy Bank letter of credit relating to our 3D seismic contract with PGS Geophysical AS, Norway (“PGS”).  Under the terms of the 3D seismic contract, we secured a collateralized CD for a letter of credit in July 2010 in the amount of $21.0 million for the sole purpose of funding this seismic acquisition. As work was performed and invoiced, PGS submitted draw documents to Amegy Bank for payment under the terms of the agreement. The final payment was made in December 2010 and the CD and letter of credit were fully expended at March 31, 2011. See Note 11.

Accounts receivable and allowance for doubtful accounts

We do not require collateral from our customers. We establish provisions for losses on accounts receivable if we determine that we will not collect all or part of the outstanding balance. Accounts receivable are written down to reflect management’s best estimate or realizability based upon known specific analysis, historical experience, and other currently available evidence of the net collectible amount. There is no allowance for doubtful accounts as of March 31, 2011 and June 30, 2010. At March 31, 2011, all of our accounts receivable balance was related to joint interest billings to Dana Petroleum (E&P) Limited (“Dana”), which owns a 23% participating interest in our Guinea Concession.

Earnings per share

Basic loss per common share has been computed by dividing net loss by the weighted average number of shares of common stock outstanding during each period and after any preferred stock dividend requirements. In period of earnings, diluted earnings per common share are calculated by dividing net income available to common shareholders by weighted-average common shares outstanding during the period plus weighted-average dilutive potential common shares.  Diluted earnings per share calculations assume, as of the beginning of the period, exercise of stock options and warrants using the treasury stock method.  Convertible securities are included in the calculation during the time period they are outstanding using the if-converted method.

All potential dilutive securities, including potentially dilutive options, warrants and convertible securities, if any, were excluded from the computation of dilutive net loss per common share for the three and nine months ended March 31, 2011 and 2010, respectively, as their effects are antidilutive due to our net loss for those periods.

Stock options to purchase approximately 8.3 million common shares at an average exercise price of $1.49 and warrants to purchase approximately 4.1 million shares of common stock at an average exercise price of $1.24 were outstanding at March 31, 2011. Using the treasury stock method, had we had net income, approximately 3.4 million common shares attributable to our outstanding stock options and 2.7 million common shares attributable to our outstanding warrants to purchase common shares would have been included in the fully diluted earnings per share calculation for the nine-month period ended March 31, 2011, while approximately 5.0 million common shares attributable to our outstanding stock options and 3.2 million common shares attributable to our outstanding warrants would have been included for the three month period ended March 31, 2011.

Stock options to purchase approximately 7.9 million common shares at an average exercise price of $1.39 and warrants to purchase approximately 8.6 million common shares at an average exercise price of $1.44 were outstanding at March 31, 2010. Using the treasury stock method, had we had net income, approximately 0.9 million common shares attributable to our then outstanding stock options and 0.5 million common shares attributable to our then outstanding warrants would have been included in the fully diluted earnings per share calculation for the nine-month period ended March 31, 2010, while approximately 0.8 million common shares attributable to our then outstanding stock options and 0.2 million common shares attributable to our then outstanding warrants would have been included for the three month period ended March 31, 2010.

Contingencies

Legal

We are subject to legal proceedings, claims and liabilities which arise in the ordinary course of business. We accrue for losses associated with legal claims when such losses are probable and can be reasonably estimated. These accruals are adjusted as additional information becomes available or circumstances change. Legal fees are charged to expense as they are incurred. See Note 11.

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

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  We have determined that certain warrants outstanding during the periods covered by these financial statements qualified as derivative financial instruments under the provisions of FASB ASC Topic No. 815-40, Derivatives and Hedging — Contracts in an Entity’s Own Stock. These warrant agreements included provisions designed to protect holders from a decline in the stock price (‘down-round’ provision) by reducing the exercise price in the event we issue equity shares at a price lower than the exercise price of the warrants.  As a result of this down-round provision, the exercise price of these warrants could be modified based upon a variable that is not an input to the fair value of a ‘fixed-for-fixed’ option as defined under FASB ASC Topic No. 815-40 and consequently, these warrants must be treated as a liability and recorded at fair value at each reporting date.

The fair value of these warrants was determined using a lattice model, with any change in fair value during the period recorded in earnings as “Other income (expense) — Gain (loss) on warrant derivative liability.” As a result, the derivative warrant liability was carried on the balance sheet at its fair value.

Significant Level 3 inputs used to calculate the fair value of the warrants include the stock price on the valuation date, expected volatility, risk-free interest rate and management’s assumptions regarding the likelihood of a future repricing of these warrants pursuant to the down-round provision.

The following table sets forth by level within the fair value hierarchy, our financial assets and liabilities (in thousands) that were accounted for at fair value on a recurring basis as of March 31, 2011:

	Carrying Value at March 31, 2011	Fair Value Measurement at March 31, 2011
		Level 1	Level 2	Level 3

Warrant derivative liability	$—	$—	$—	$—

The following table sets forth the changes in the fair value measurement of our Level 3 warrant derivative liability:

Beginning balance – July 1, 2010	$583

Change in fair value of derivative liability	771
Reduced for warrants exercised and reclassified to additional paid-in capital	(1,354)
Balance at March 31, 2011	$—

The $771,000 change in fair value during the nine-month period ended March 31, 2011, was recorded as an increase to the derivative liability and as a non-cash loss in our statement of operations. For the nine months ended March 31, 2010, we incurred a $114,000 non-cash loss.

All of the remaining warrants underlying this derivative liability were exercised in October 2010. At March 31, 2011, there is no remaining derivative liability balance.

Subsequent events

We evaluated all subsequent events from March 31, 2011 through the date of the issuance of the consolidated financial statements. See Note 12.

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

We follow the “full-cost” method of accounting for oil and natural gas property and equipment costs. Under this method, internal costs incurred that are directly identified with exploration, development, and acquisition activities undertaken by us for our own account, and which are not related to production, general corporate overhead, or similar activities, are capitalized. For the three and nine month periods ended March 31, 2011, we capitalized $750,000 and $1,833,000 of such costs, respectively. Internal costs eligible for capitalization for periods prior to July 1, 2010 were not significant.

The following table provides detail of total capitalized costs (in thousands) for our Guinea Concession as of March 31, 2011 and June 30, 2010:

	March 31, 2011	June 30, 2010

Geological and geophysical cost	$23,402	$92
Other exploration costs	8,721	—
Unevaluated properties not subject to amortization	$32,123	$92

We exclude capitalized costs of unevaluated oil and gas properties from amortization. Currently, geological and geophysical information pertaining to the Guinea Concession is being collected and evaluated and no proved reserves have been attributed to this concession and as a result, net costs associated with such unproved properties of $32,123,000 and $92,000 as of March 31, 2011 and June 30, 2010, respectively, are excluded from amounts subject to amortization. The majority of the evaluation activities are expected to be completed within the next two years. As of March 31, 2011, based on our impairment review and our intent to continue evaluation activities, there was no impairment indicated for our excluded costs.

During the nine months ended March 31, 2011, we incurred $23,310,000 of geological and geophysical costs, primarily related to our 3D seismic acquisition and processing work which commenced in August 2010, and we incurred $8,721,000 of other exploration costs for our Guinea Concession during the nine months ended March 31, 2011, primarily related to the purchase of long lead tangible drilling items such as wellheads and tubular items to prepare for the drilling of our first well expected to commence in the fourth quarter of this calendar year.

We incurred $10,448,000 of geological and geophysical costs for our Guinea Concession during the nine months ended March 31, 2010.  In May 2010, upon obtaining the Republic of Guinea Presidential decree for the amended PSC and an arête that officially allowed Dana to participate in the PSC, Dana paid us a cash purchase price of $19.6 million for their 23% participation interest. We recorded the $19.6 million received from Dana as a reduction in the carrying value of our Guinea Concession and, after reducing our investment to zero, we recognized a gain of $2,955,000, which represented the excess of the $19.6 million over our net remaining investment in the Guinea Concession as of the date the funds were received. Subsequent to reducing our investment in the Guinea Concession to zero, we incurred $92,000 of additional costs, which represent the carrying value at June 30, 2010.

4. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses (in thousands) as of March 31, 2011 and June 30, 2010 include the following:

	March 31, 2011	June 30, 2010
Accounts payable – oil and gas exploration activities	$1,341	$2,061
Accrued payroll and bonus	1,536	1,362
Accrued – Other	321	436
	$3,198	$3,859

5. ACCOUNTS PAYABLE — SEISMIC DATA

Accounts payable — seismic data reflects amounts due to a vendor under an agreement whose repayment terms are subject to our selling seismic data related to our Guinea Concession originally procured from this vendor. During the nine months ended March 31, 2011, we did not sell any seismic data and we believe no amounts are due under the agreement.

6. SHORT-TERM NOTES PAYABLE AND LONG-TERM DEBT

Short-term notes payable and long-term debt (in thousands) consists of the following:

	March 31, 2011	June 30, 2010
Installment notes payable	$—	$160
Less: current portion	—	(160)
Long term notes payable	$—	$—

During the year ended June 30, 2010, we financed an insurance policy for an aggregate amount of $178,000, with a down payment of $18,000. As of June 30, 2010, the net amount outstanding on these notes was $160,000. The notes were payable over nine months from inception in installments of approximately $18,000 per month and accordingly for the nine-month period ended March 31, 2011, payments of the remaining $160,000 were made.

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

As a result of this adoption, certain warrants previously treated as equity pursuant to the derivative treatment exemption are no longer afforded equity treatment because these warrants have an adjustment provision applicable to the exercise price that adjusted the exercise price downward in the event we subsequently issued common stock, stock warrants, stock options or convertible debt with a stock price, exercise price or conversion price lower than YA Global’s exercise price, originally $2.00 per share. As a result, the warrants are not considered indexed to our stock, and as such, all future changes in the fair value of these warrants will be recognized currently in earnings in our consolidated statement of operations under the caption “Other income (expense) — Gain (loss) on warrant derivative liability” until such time as the warrants are exercised or expire.

The exercise price of certain warrants issued to YA Global Investments, LP (“YA Global”), which were completely exercised prior to December 31, 2010, were subject to adjustment in the event we subsequently issue common stock, stock warrants, stock options or convertible debt with a stock price, exercise price or conversion price lower than YA Global’s exercise price, originally $2.00 per share. If these provisions had triggered, YA Global would have received warrants to purchase additional shares of common stock and a reduction in the exercise price of all their warrants.

As such, effective July 1, 2009, we reclassified from additional paid-in capital, as a cumulative effect adjustment, $1,585,000 to Warrant Derivative Liability to recognize the fair value of the YA Global Warrants as if these warrants had been treated as a derivative liability since their issuance in February 2008. We recognized a loss of $114,000 related to the change in the fair market value of these warrants during the nine months ended March 31, 2010.

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

In October 2010, YA Global exercised its remaining warrants into 161,608 shares of stock on a cashless basis. As a result, we reduced the remaining derivative liability by $649,000 and increased additional paid-in capital by the same amount.  No warrant derivative liability exists as of March 31, 2011.

8. SHAREHOLDERS’ EQUITY

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

On December 30, 2010, in conjunction with the litigation settlement described in Note 11 below, the Company entered into an Amendment to Lockup Agreements (the “Amendment”) with certain holders of our common stock.  The Amendment modifies the Lockup Agreements described above.  The Amendment reduced the number of warrants to purchase shares of our common stock required to be donated to the American Friends of Guinea by Michael Watts from 500,000 to 400,000.  Additionally, Kent Watts and Michael Watts have agreed to donate to the American Friends of Guinea an amount in cash or shares of our common stock equal in value to 50% of the Black Scholes valuation of 100,000 warrants, which valuation will be calculated using a price of $3.95 per share of our common stock.

Under the terms of these Letter Agreements, the remaining Securities have been released of the lock-up agreements as of April 21, 2011.

Common Stock Issuances

Nine months ended March 31, 2011

For exercise of options for cash:

During the nine months ended March 31, 2011, 603,613 options were exercised for total gross proceeds of $561,681. The options were exercised at prices ranging from $0.24 to $2.00.

For exercise of warrants for cash:

During the nine months ended March 31, 2011, 6,164,213 warrants were exercised for total gross proceeds of $7,709,290. The warrants were exercised at prices ranging from $0.98 to $1.58.

For cashless exercise of warrants:

During the nine months ended March 31, 2011, we issued 384,848 shares of common stock to YA Global upon the cashless exercise of warrants to purchase 702,222 shares of common stock.

For cash:

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

On March 25, 2011, we entered into an underwriting agreement providing for the offer and sale in a firm commitment underwritten offering of 25,000,000 shares of our common stock at a price to the public of $5.00 per share ($4.75 per share net of underwriting discount but before deducting transaction expenses). In addition, we granted to the Underwriter a 45-day option to purchase up to 3,750,000 additional shares of common stock from us at the offering price, less underwriting discounts and commissions. On March 25, 2011, the Underwriter exercised its option with respect to all 3,750,000 shares.

Closing of the sale of the shares of common stock, including the 3,750,000 shares purchased pursuant to exercise of the option by the Underwriter, was held on March 30, 2011.  The Company received net proceeds, after underwriting discounts and commissions, and other transaction expenses, of approximately $136.2 million.

Issuance of common stock in Series A settlement:

On December 30, 2010, we entered into a litigation settlement whereby we issued 239,437 shares of our common stock. See Note 11.

Nine months ended March 31, 2010

Series B Preferred Stockholders

Prior to the conversion of our Series B preferred stock on September 29, 2009, the Series B stockholders were entitled to a 4% cumulative dividend on the stated value, which was payable only upon conversion of the preferred stock. Dividends may be paid in stock or cash at our option. During the nine months ended March 31, 2010, dividends of $8,000 were accrued.

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

Common Stock Issuances:

During the nine months ended March 31, 2010, the Company issued 442,049 shares of common stock from its Stock and Stock Option plan to employees, directors and consultants for services valued at $322,000. The shares were valued using the market close price on the date of grant.

On November 12, 2009, we entered into a Shares Purchase Agreement with Enable Growth Partners, L.P. (“Enable”), which held certain securities that were previously issued by us.  Pursuant to the Shares Purchase Agreement, we issued to Enable 1,578,948 shares of our common stock, par value $0.001 per share.  The aggregate net proceeds from the offering, after deducting offering expenses was approximately $1,485,000.  The offering closed on November 17, 2009.

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

The 2010 Plan provides for the grants of shares of common stock, restricted stock units or incentive stock options and/or nonqualified stock options to purchase our common stock to selected employees, directors, officers, agents, consultants, attorneys, vendors and advisors. Shares of common stock, options, or restricted stock units can only be granted under this plan within 10 years from the effective date of February 18, 2010. A maximum of 5,000,000 shares are issuable under the 2010 Plan and at March 31, 2011, 2,285,000 shares remained issuable under the 2010 Plan.

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

The fair value of non-market based options or warrants is estimated using the Black-Scholes valuation model. For market based options, the fair value was estimated using a Black-Scholes option pricing model with inputs adjusted for the probability of the vesting criteria being met and the median expected term for each grant as determined by utilizing a Monte Carlo simulation. Expected volatility is based solely on historical volatility of our common stock over the period commensurate with the expected term of the stock options. We rely solely on historical volatility as we do not have traded options. The expected term calculation for stock options is based on the simplified method as described in the SEC Staff Accounting Bulletin number 107. We use this method because we do not have sufficient historical information on exercise patterns to develop a model for expected term. The risk-free interest rate is based on the U. S. Treasury yield in effect at the time of grant for an instrument with a maturity that is commensurate with the expected term of the stock options. The dividend yield rate of zero is based on the fact that we have never paid cash dividends on our common stock and we do not intend to pay cash dividends on our common stock.

2010 Equity Incentive Plan

Options granted to employees during the nine months ended March 31, 2011 were:

•                  In September 2010, we granted options to purchase 75,000 shares of common stock, 25,000 shares each to three employees. The options have an exercise price of $1.22 per share and a term of ten years and vest upon achieving a trading share price for our common stock of $3.00 per share.  These options had an estimated fair value of $43,000, the full amount of which we expensed during the nine months ended March 31, 2011.

•                  In October 2010, we granted an option to an executive officer to purchase 100,000 shares of common stock. The options have an exercise price of $3.43 per share and a term of ten years and vest ratably over three years. These options had an estimated fair value of $275,000.

•                  In October 2010, we granted options to two new employees to purchase 280,000 shares of common stock in the aggregate. The options have ten year terms having exercise prices of $2.36 for one of the employees and $3.43 per share for the other employee. Each has an option to purchase 90,000 shares of common stock that vested immediately, and 50,000 shares of common stock that vest upon achieving a trading share price for our common stock of $3.00 per share. These options had an estimated fair value of $589,000, the full amount of which we expensed during the nine months ended March 31, 2011.

•                  In October 2010, we granted an option to a new employee to purchase 90,000 shares of common stock. The options have an exercise price of $2.94 per share and a term of ten years and vest ratably over three years. These options had an estimated fair value of $212,000.

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

•                  In January 2011, we granted options to two new employees to purchase 120,000 shares of common stock in the aggregate. The options have a ten year term, vest ratably over three years, having exercise prices of $5.04 per share for one of the employees and $7.04 per share for the other employee. These options had an estimated fair value of $631,000.

•                  In February 2011, we granted options to purchase 310,000 shares of common stock in the aggregate to two new employees and five existing employees. The options have a ten year term, vest ratably over two years, and have exercise prices ranging from $4.52 to $6.09 per share. Also to a new employee, we granted market based awards to purchase 200,000 shares of common stock. These awards have a ten year term, vest upon achieving a trading share price for our common stock of $9.00 per share for five consecutive days, and have an exercise price of $4.52 per share. These options had an estimated fair value of $1,513,000.

•                  In March 2011, we granted options to purchase 250,000 shares of common stock in the aggregate to one new employee and three existing employees. The options have a ten year term, vest ratably over two years, and have an exercise price of $5.84 per share. These options had an estimated fair value of $1,171,000.

The following table provides information about options granted and option related expense during the nine months ended March 31, 2011 and 2010:

	2011	2010
Number of options granted	1,691,000	6,365,000
Compensation expense recognized as selling, general and administrative expense	$1,812,000	$1,534,000
Compensation cost capitalized	—	—
Weighted average fair value of options	$3.01	$0.43

The following table details the significant assumptions used to compute the fair market values of employee stock options granted during the nine months ended March 31, 2011 and 2010:

	2011	2010
Risk-free interest rate	1.14-2.68%	0.37-3.58%
Dividend yield	0%	0%
Volatility factor	95-146%	115-178%
Expected life (years)	0.9-5.0	1.0 – 11.7

At March 31, 2011, there was $5,584,000 of unrecognized compensation costs related to non-vested share based compensation arrangements granted to employees and directors under the plan. We expect to amortize this cost over the next three to four years.

 Summary information regarding employee and director stock options issued and outstanding as of March 31, 2011 is as follows:

	Options	Weighted Average Share Price	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Outstanding at year ended June 30, 2010	8,048,760	$0.91
Granted	1,691,000	4.10
Exercised	(603,613)	0.97
Forfeited	(438,053)	0.93
Expired	(383,760)	2.24
Outstanding at March 31, 2011	8,314,334	$1.49	5.16	$26,639,373

Options outstanding and exercisable as of March 31, 2011

Exercise Price	Outstanding Number of Shares	Remaining Life	Exercisable Number of Shares
$0.01 – 0.49	85,000	1 year	85,000
$0.01 – 0.49	3,550,000	3 years	1,052,500
$0.50 – 1.00	35,000	1 year or less	35,000
$0.50 – 1.00	40,000	1 year	40,000
$0.50 – 1.00	443,334	3 years	216,667
$1.00 – 1.49	920,000	3 years	840,000
$1.00 – 1.49	914,000	9 years	50,000
$1.50 – 1.99	551,000	3 years	260,333
$2.00 - 3.00	160,000	1 year or less	160,000
$2.00 – 3.00	280,000	9 years	140,000
$3.00 – 4.00	456,000	9 years	140,000
$4.00 – 5.00	450,000	9 years	—
$5.00 – 6.00	310,000	9 years	—
$6.00 – 7.00	30,000	9 years	—
$7.00 – 8.00	90,000	9 years	—
	8,314,334		3,019,500

Options exercisable had an intrinsic value of $10,526,228 at March 31, 2011.

Warrants

During the nine months ended March 31, 2011, we did not grant any warrants and 14 holders of warrants exercised an aggregate of 6,164,213 warrants with exercise prices ranging from $0.98 to $1.58 per share for total proceeds to us of $7,709,290. Additionally, YA Global exercised the remaining 702,222 of its warrants on a cashless basis and received 384,848 shares of our common stock.

Summary information regarding common stock warrants issued and outstanding as of March 31, 2011 is as follows:

	Warrants	Weighted Average Share Price
Outstanding at year ended June 30, 2010	11,065,128	$1.25
Granted	—	—
Exercised	(6,866,435)	1.21
Cancelled	(100,000)	4.00
Expired	—	—
Outstanding at March 31, 2011	4,098,693	$1.24

Warrants outstanding and exercisable as of March 31, 2011

Exercise Price	Outstanding Number of Shares	Remaining Life	Exercisable Number of Shares
$0.90	3,480,000	3 years	3,480,000
$0.98	10,833	3 years	10,833
$1.58	207,860	4 years	207,860
$4.00	400,000	3 years	400,000
	4,098,693		4,098,693

The outstanding warrants had an intrinsic value of $13,864,927 at March 31, 2011. All of the 4,098,693 warrants outstanding at March 31, 2011, are exercisable.

10. INCOME TAXES

Federal income taxes are not due since we have had losses since inception. We have net operating loss carryforwards of approximately $53 million at March 31, 2011. The deferred tax asset generated by the loss carry-forward has been fully reserved due to the uncertainty that the Company will be able to realize the benefit from it.

11. COMMITMENTS AND CONTINGENCIES

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

COMMITMENTS

Contingent notes payable

Our subsidiary, SCS, has $350,000 remaining of a contingent note payable due to the former owners of SCS Corporation’s assets. It is payable in our common stock and it is payable only if SCS has net income in any given quarter. If SCS experiences net income in a quarter, 25% of the income will be paid against the note, until the contingency is satisfied.

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

All such payments have been made under this agreement and accordingly the Letter of Credit is no longer in effect as of March 31, 2011.

PGS Americas, Inc.

We have contracted with PGS Americas, Inc. to process the data from the 3D seismic acquisition surveys. The seismic data processing contract was for $2.5 million and is expected to be completed in the second quarter of 2011. The processing costs incurred as of March 31, 2011 amount to approximately $2,373,000 with our 77% share being approximately $1,827,000 and is capitalized in unevaluated oil and gas properties.

AGR Peak Well Management Limited

We have contracted with AGR Peak Well Management Limited (“AGR”) to manage our exploration drilling project in offshore Republic of Guinea. AGR will handle well construction project management services, logistics, and tendering of materials as well as overall management responsibilities for the drilling program. The drilling project management contract, entered into on November 30, 2010, was for an estimated $6.8 million, of which we expect our 77% share to be $5.2 million of that amount.  In the event we terminate this contract, AGR would invoice us for services carried out to date and for any commitments made on behalf of us, including termination fees. In the event we terminate this contract without cause and we enter into direct contracts for the drilling rig, vessels or third party services previously held by AGR, we would then reimburse AGR cancellation fees of $500,000. The costs incurred as of March 31, 2011 amount to approximately $529,000 with our 77% share being approximately $407,000 and is capitalized in unevaluated oil and gas properties. We have advanced to AGR approximately $10.7 million on a gross basis, or approximately $8.2 million for our current 77% interest, for them to purchase on our behalf long lead items such as wellhead and drilling pipe. These items will be delivered to us prior to our commencing drilling on this well.

Operating Leases

We lease office space under long-term operating leases with varying terms. Most of the operating leases contain renewal and purchase options. We expect that in the normal course of business, the majority of operating leases will be renewed or replaced by other leases.

The following is a schedule by years of minimum future rental payments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of March 31, 2011:

Years ending June 30: (in thousands)
2011	$54
2012	221
2013	241
2014	268
2015	194
Total minimum payments required	$978

Rent expense included in net loss from operations for the nine-month periods ended March 31, 2011 and 2010 was $205,000 and $93,000, respectively. The prior fiscal year rent expense was net of a recovery of $77,000 of deferred rent.

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

12. SUBSEQUENT EVENTS

Stock Options Exercised:

Stock option exercises since March 31, 2011 include:

•                  200,000 options with an exercise price of $1.28 were exercised for proceeds of $256,000.

Equity transactions:

Significant stock options granted, forfeited or expired since March 31, 2011, include:

•                  Subsequent to March 31, 2011, we granted options to purchase 85,000 shares of common stock to employees. The options have a ten year term, vest ratably over a range of two to three years, and have an exercise prices ranging from $3.78 to $4.69 per share. These options have an estimated fair value of $283,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION

We are including the following cautionary statement to make applicable and take advantage of the safe harbor provision of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of, us. This quarterly report on Form 10-Q contains forward-looking statements. Forward-looking statements include statements concerning plans, objectives, goals, strategies, expectations, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Certain statements contained herein are forward-looking statements and, accordingly, involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. Our expectations, beliefs and projections are expressed in good faith and are believed by us to have a reasonable basis, including without limitations, management’s examination of historical operating trends, data contained in our records and other data available from third parties, but there can be no assurance that management’s expectations, beliefs or projections will result or be achieved or accomplished. In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in the view of us, could cause actual results to differ materially from those discussed in the forward-looking statements: the availability of financing and, if available, on terms and conditions acceptable to us, our ability to raise sufficient capital and/or enter into a strategic relationship with an industry partner to execute our business plan, risks of exploratory drilling, difficulties operating in the Republic of Guinea and adverse impacts to our exploration work off the coast of Guinea, ability to respond to changes in the oil exploration and production environment, competition, and the availability of personnel in the future to support our activities.

Overview

Our corporate mission is to provide energy for the future by exploring for, developing new, and re-establishing pre-existing sources of energy worldwide.  We are currently exploring for oil and gas offshore Guinea, West Africa.We intend to continue acquiring, exploring and developing oil and gas properties on a global basis.  At this time, we have no source of operating revenue and there is no assurance when we will, if ever.  We have no operating cash flows and require substantial additional funds, through additional participants, securities offerings, or through other means, to fulfill our long-term business plans.

Our operating plan within the next 12 months includes the following:

•                  Completing technical work and planning with Dana Petroleum (E&P) Limited (“Dana”) in our Guinea Concession to drill offshore Guinea in late 2011.  If we add other PSC participants, we would expect to include the assignment of a portion of our interest in the Guinea Concession to such participants.

•                  Processing and interpreting the 3D seismic survey, the acquisition of which was completed in December 2010.  This will allow for identification of one or more proposed drilling locations.

•                  Finalize a drilling contract. AGR Peak Well Management Ltd., on our behalf, is in a letter of intent with Jasper Drilling Pte. Ltd. of Singapore regarding the Jasper Explorer drill ship. The letter of intent has been extended until May 20, 2011 in order to provide sufficient time for the parties to finalize negotiations of the contract terms.

Results of Operations

Based on the factors discussed below for our international segment, discontinued operations and for corporate overhead, the net loss attributable to common shareholders for the nine months ended March 31, 2011 increased $483,000, or 6%, from a net loss of $8,320,000, or $0.10 per share in the 2010 period to a net loss of $8,803,000, or $0.08 per share in the 2011 period. The net loss chargeable to common shareholders in the 2010 period includes a provision for preferred stock dividends of $8,000.

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

Three months ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Revenues.  There were no revenues for the three months ended March 31, 2011 or 2010. We have focused on the acquisition and interpretation of 3D seismic data for our concession in Guinea.

Depreciation.  Depreciation increased 194%, or $66,000 from the fiscal 2010 period to the fiscal 2011 period due to additional depreciation associated with assets placed in service over this period of time. Depreciation expense was $100,000 and $34,000 in the three months ended March 31, 2011 and 2010, respectively.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses were $2,571,000 and $2,434,000 for the three months ended March 31, 2011 and 2010, respectively. This represents an increase of 6% or, $137,000 from the fiscal 2010 period to the fiscal 2011 period. As our staff has increased between the periods, the increase in expense was primarily employee-related costs, which include salaries, bonuses and stock-based compensation related to options granted to employees and others.

Other income (expense). Other income (expense) totaled income of $33,000 and income of $363,000 for the three months ended March 31, 2011 and 2010, respectively. During the fiscal 2011 period, we recognized only net interest income, as we had virtually no debt and the warrant derivative liability was resolved in the prior quarter upon the exercise of the remaining warrants underlying the derivative. Comparatively, in the fiscal 2010 period, we recognized a non-cash gain on the derivative liability related to the YA Global warrants of $364,000 and interest expense of $1,000.

Loss from Continuing Operations. Based on the expenses discussed above, our loss from operations increased by 25%, or $533,000, from $2,105,000 in the three months ended March 31, 2010 to $2,638,000 for the three months ended March 31, 2011.

Nine months ended March 31, 2011 Compared to Nine Months Ended March 31, 2010

Revenues.  There were no revenues for the nine months ended March 31, 2011 and 2010. We have focused on the acquisition and interpretation of 3D seismic data for our concession in Guinea.

Depreciation.  Depreciation increased 159%, or $148,000 from the fiscal 2010 period to the fiscal 2011 period due to additional depreciation associated with additional assets placed in service over this period of time. Depreciation expense was $241,000 and $93,000 in the nine months ended March 31, 2011 and 2010, respectively.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses were $7,838,000 and $7,860,000 for the nine months ended March 31, 2011 and 2010, respectively. This represents a decrease of $22,000 from the fiscal 2010 period to the fiscal 2011 period.

Other income (expense). Other income (expense) totaled expense of ($724,000) and expense of ($1,124,000) for the nine months ended March 31, 2011 and 2010, respectively. During the fiscal 2011 period, we recognized a non-cash loss on the derivative liability related to the YA Global warrants of ($771,000) compared to a non-cash loss on the derivative liability related to the YA Global warrants of ($114,000) in the fiscal 2010 period.  Interest income, net was $47,000 for the fiscal 2011 period, compared to interest expense of ($712,000) for the fiscal 2010 period and loss on settlement of debt of ($298,000), primarily attributable to interest expense and retirement costs on debentures. There was virtually no debt during the fiscal 2011 period.

Loss from Continuing Operations. Based on the expenses discussed above, our loss from operations decreased by 3%, or $274,000, from $9,077,000 in the nine months ended March 31, 2010 to $8,803,000 for the nine months ended March 31, 2011.

Discontinued Operations. There were no discontinued operations for the nine months ended March 31, 2011, while there was a gain of $765,000 for the nine months ended March 31, 2010 related to the Company’s sale of its domestic operations during the period.

Liquidity and Capital Resources

Going Concern Considerations

As indicated in our auditors’ report dated September 28, 2010 contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010, our financial statements were prepared assuming we will continue as a going concern. As discussed in the notes to those financial statements, we do not have revenues from operations, and we had significant financial commitments in excess of our then current capital resources. It was noted that our ability to continue as a going concern was dependent upon our ability to obtain additional funding. Since June 30, 2010, we have raised (i) $8.3 million from warrants and stock option exercises, (ii) $29.9 million from the sale of common stock to funds managed by BlackRock on November 3, 2010, and (iii) $136.2 million from the sale of common stock in a public offering completed on March 30, 2011. As a result, we believe we have adequate capital resources to meet our working capital requirements for the next twelve months.

You should carefully consider the risks described in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010 in evaluating our company.  We will require substantial additional funding to drill wells in offshore Guinea, either from capital raised, sales of participation interests, or through other means. Other risks include our ability to respond to changes in the oil exploration and production environment, competition for, and the availability of, personnel in the future to support our activities; the PSC Amendment is subject to renegotiation under certain circumstances and there is no assurance that these negotiations will result in a mutually acceptable agreement.  We operate in Guinea, a country where corrupt behavior and political instability has occurred. Our ability to do business may be impaired as there are significant risks associated with operating in Guinea.

Liquidity

On March 31, 2011, we had $158,243,000 in cash and restricted cash and $3,987,000 in liabilities. The liabilities are comprised of current liabilities of $3,198,000 and noncurrent liabilities of $139,000. Our cash position was improved significantly with the completion in March 2011 of a public offering of our common stock for $136.2 million.

We are committed under the PSC to spud our first well by December 31, 2011.  We plan to drill two exploratory wells and estimate the cost of these two wells to be a combined $70 million on a gross basis, or $54 million based upon our current 77% interest in the Guinea Concession.  We plan to use a portion of our existing cash to fund these expenditures.  To date, of these estimated well costs, we have already paid approximately $10.7 million on a gross basis, or approximately $8.2 million for our current 77% interest, for the purchase of long lead items such as wellhead and drilling pipe.

Net cash used in operating activities for continuing operations for the nine months ended March 31, 2011 was $9,699,000 compared to $5,605,000 for the nine months ended March 31, 2010. This increase was primarily due to the increase in our accounts receivable - joint interest and the decrease in our accounts payable. Cash used in investing activities for continuing operations for the nine months ended March 31, 2011 was $32,471,000 compared to $4,656,000 in the nine months ended March 31, 2010. This increase was primarily due to our 3D seismic acquisition and processing and expenditures for long lead items necessary to prepare for drilling our first well. There was net cash provided by financing activities for the nine months ended March 31, 2011 of $174,173,000 compared to $11,231,000 during the nine months ended March 31, 2010. This increase resulted from (i) the sale of common stock in the March 2011 public offering, (ii) the November 2010 sale of common stock through a private placement to BlackRock, and (iii) proceeds from warrant and stock option exercises.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.  Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based upon that evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures were effective at March 31, 2011.

Internal Control over Financial Reporting

There was no change in our control over financial reporting during the first nine months of 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II Other Information

Item 6. Exhibits

Exhibit Number	Description

3.1.1	Certificate of Incorporation (1)

3.1.2	Certificate of Amendment of Certificate of Incorporation, dated January 21, 1997 (1)

3.1.3	Certificate of Amendment of Certificate of Incorporation, dated September 20, 1999 (1)

3.1.4	Certificate of Amendment of Certificate of Incorporation, dated December 22, 2003 (1)

3.1.5	Series B Certificate of Designation (5)

3.2	By-laws (1)

3.3	Amendment to Bylaws (2)

4.1	Form of Common Stock Certificate (3)

4.2	Warrant issued to Trendsetter Investors, LLC on June 12, 2007 (4)

10.1	Hydrocarbon Production Sharing Contract (PSA) between SCS Corporation and the Republic of Guinea, dated September 22, 2006 (6)

10.2	Amendment No. 1 to the Hydrocarbons Production Sharing Contract between SCS Corporation and the Republic of Guinea, dated March 25, 2010 (11)

10.3*	Employment Agreement between Hyperdynamics and Jason D. Davis, dated June 17, 2009 (8)

10.4*	Amendment No. 1 to the Employment Agreement between Hyperdynamics Corporation and Jason D. Davis, dated October 16, 2009 (20)

10.5*	Employment Agreement between Hyperdynamics and Ray Leonard, dated July 22, 2009 (9)

10.6*	Amendment No. 1 to Employment Agreement between Hyperdynamics Corporation and Ray Leonard, dated December 11, 2009 (15)

10.7	Sale and Purchase Agreement between Hyperdynamics Corporation and Dana Petroleum (E&P) Limited, effective as of December 4, 2009 (12)

10.8	Letter Agreement between Hyperdynamics Corporation and Dana Petroleum (E&P) Limited, dated December 2, 2009 (12)

10.9	Operating Agreement between SCS Corporation and Dana Petroleum (E&P) Limited, dated January 28, 2010 (16)

10.10	Lease Agreement between Hyperdynamics Corporation and Parkway Properties LP, dated December 29, 2009 (17)

10.11	Memorandum of Understanding between the Government of the Republic of Guinea and SCS Corporation, dated September 11, 2009 (English translation) (7)

10.12	Lock-up Agreement among Hyperdynamics and certain Stockholders, dated July 21, 2010 (13)

10.13	Lock-up Agreement among Hyperdynamics and TWJ Navigation, Inc., dated July 21, 2010 (13)

10.14	Marine 2D Seismic Data Acquisition Services Agreement between Hyperdynamics Corporation and Bergen Oilfield Services AS of Norway, dated September 29, 2009 (18)

10.15	3D Seismic Contract between PGS Geophysical AS, Norway and Hyperdynamics Corporation, dated June 11, 2010 (21)

10.16	Amendment to Lock-up Agreement among Hyperdynamics and certain stockholders dated December 30, 2010 (23)

10.17*	2010 Equity Incentive Plan (10)

10.18*	Form of Incentive Stock Option Agreement (10)

10.19*	Form of Non-Qualified Stock Option Agreement (10)

10.20*	Form of Restricted Stock Agreement (10)

10.21	Master Service Agreement for Geophysical Data Processing Services between SCS Corporation and PGS Data Processing, Inc., dated July 2, 2010 (21)

10.22	Supplemental Agreement No. 1 to Master Service Agreement between SCS Corporation and PGS Data Processing, Inc., dated July 2, 2010 (21)

10.23	Form of Stock Purchase Agreement, dated November 3, 2010 among Hyperdynamics Corporation and the Investors (22)

10.24	Form of Registration Rights Agreement, dated November 3, 2010 among Hyperdynamics Corporation and the Investors (22).

10.25	Contract Number: AGR/C105/10 between SCS Corporation and AGR Peak Well Management Limited for Provision of Well Construction Management Services, including LOGIC General Conditions as Appendix I (24).

14.1	Code of Ethics (1)

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

*	Management contracts or compensatory plans or arrangements.
**	Filed herewith.
(1)	Incorporated by reference to Form 10-KSB/A filed May 16, 2005.
(2)	Incorporated by reference to Form 8-K filed March 9, 2009.
(3)	Incorporated by reference to Form S-1 filed January 12, 2006, as amended.
(4)	Incorporated by reference to Form 8-K filed June 18, 2007.
(5)	Incorporated by reference to Form 8-K filed June 15, 2001.
(6)	Incorporated by reference to Form 8-K filed September 28, 2006.
(7)	Incorporated by reference to Form 8-K filed September 15, 2009.
(8)	Incorporated by reference to Form 8-K filed July 6, 2009.
(9)	Incorporated by reference to Form 8-K filed July 23, 2009.
(10)	Incorporated by reference to Form S-8 filed June 14, 2010.
(11)	Incorporated by reference to Form 8-K, dated March 31, 2010.
(12)	Incorporated by reference to Form 8-K, filed December 7, 2009.
(13)	Incorporated by reference to Form 8-K filed July 27, 2010.
(14)	Intentionally omitted.
(15)	Incorporated by reference to Form 8-K, dated December 11, 2009.
(16)	Incorporated by reference to Form 8-K, dated January 29, 2010.
(17)	Incorporated by reference to Form 8-K, dated January 6, 2010.
(18)	Incorporated by reference to Form 8-K filed October 2, 2009.
(19)	Incorporated by reference to Form 8-K filed May 14, 2010.
(20)	Incorporated by reference to Form 8-K filed on October 16, 2009.
(21)	Incorporated by reference to Form 10-K filed on September 28, 2010.
(22)	Incorporated by reference to Form 8-K filed on November 4, 2010.
(23)	Incorporated by reference to Form 8-K filed January 6, 2011.
(24)	Incorporated by reference to Form 8-K filed December 6, 2010.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Hyperdynamics Corporation
(Registrant)

By:	/s/ Ray Leonard
Ray Leonard
Chief Executive Officer

Dated: May 13, 2011

By:	/s/ Jason Davis
Jason Davis
Principal Financial Officer
Principal Accounting Officer

Dated: May 13, 2011

Exhibit Index

Exhibit Number	Description

3.1.1	Certificate of Incorporation (1)

3.1.2	Certificate of Amendment of Certificate of Incorporation, dated January 21, 1997 (1)

3.1.3	Certificate of Amendment of Certificate of Incorporation, dated September 20, 1999 (1)

3.1.4	Certificate of Amendment of Certificate of Incorporation, dated December 22, 2003 (1)

3.1.5	Series B Certificate of Designation (5)

3.2	By-laws (1)

3.3	Amendment to Bylaws (2)

4.1	Form of Common Stock Certificate (3)

4.2	Warrant issued to Trendsetter Investors, LLC on June 12, 2007 (4)

10.1	Hydrocarbon Production Sharing Contract (PSA) between SCS Corporation and the Republic of Guinea, dated September 22, 2006 (6)

10.2	Amendment No. 1 to the Hydrocarbons Production Sharing Contract between SCS Corporation and the Republic of Guinea, dated March 25, 2010 (11)

10.3*	Employment Agreement between Hyperdynamics and Jason D. Davis, dated June 17, 2009 (8)

10.4*	Amendment No. 1 to the Employment Agreement between Hyperdynamics Corporation and Jason D. Davis, dated October 16, 2009 (20)

10.5*	Employment Agreement between Hyperdynamics and Ray Leonard, dated July 22, 2009 (9)

10.6*	Amendment No. 1 to Employment Agreement between Hyperdynamics Corporation and Ray Leonard, dated December 11, 2009 (15)

10.7	Sale and Purchase Agreement between Hyperdynamics Corporation and Dana Petroleum (E&P) Limited, effective as of December 4, 2009 (12)

10.8	Letter Agreement between Hyperdynamics Corporation and Dana Petroleum (E&P) Limited, dated December 2, 2009 (12)

10.9	Operating Agreement between SCS Corporation and Dana Petroleum (E&P) Limited, dated January 28, 2010 (16)

10.10	Lease Agreement between Hyperdynamics Corporation and Parkway Properties LP, dated December 29, 2009 (17)

10.11	Memorandum of Understanding between the Government of the Republic of Guinea and SCS Corporation, dated September 11, 2009 (English translation) (7)

10.12	Lock-up Agreement among Hyperdynamics and certain Stockholders, dated July 21, 2010 (13)

10.13	Lock-up Agreement among Hyperdynamics and TWJ Navigation, Inc., dated July 21, 2010 (13)

10.14	Marine 2D Seismic Data Acquisition Services Agreement between Hyperdynamics Corporation and Bergen Oilfield Services AS of Norway, dated September 29, 2009 (18)

10.15	3D Seismic Contract between PGS Geophysical AS, Norway and Hyperdynamics Corporation, dated June 11, 2010 (21)

10.16	Amendment to Lock-up Agreement among Hyperdynamics and certain stockholders dated December 30, 2010 (23)

10.17*	2010 Equity Incentive Plan (10)

10.18*	Form of Incentive Stock Option Agreement (10)

10.19*	Form of Non-Qualified Stock Option Agreement (10)

10.20*	Form of Restricted Stock Agreement (10)

10.21	Master Service Agreement for Geophysical Data Processing Services between SCS Corporation and PGS Data Processing, Inc., dated July 2, 2010 (21)

10.22	Supplemental Agreement No. 1 to Master Service Agreement between SCS Corporation and PGS Data Processing, Inc., dated July 2, 2010 (21)

10.23	Form of Stock Purchase Agreement, dated November 3, 2010 among Hyperdynamics Corporation and the Investors (22)

10.24	Form of Registration Rights Agreement, dated November 3, 2010 among Hyperdynamics Corporation and the Investors (22).

10.25	Contract Number: AGR/C105/10 between SCS Corporation and AGR Peak Well Management Limited for Provision of Well Construction Management Services, including LOGIC General Conditions as Appendix I (24).

14.1	Code of Ethics (1)

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

*	Management contracts or compensatory plans or arrangements.
**	Filed herewith.
(1)	Incorporated by reference to Form 10-KSB/A filed May 16, 2005.
(2)	Incorporated by reference to Form 8-K filed March 9, 2009.
(3)	Incorporated by reference to Form S-1 filed January 12, 2006, as amended.
(4)	Incorporated by reference to Form 8-K filed June 18, 2007.
(5)	Incorporated by reference to Form 8-K filed June 15, 2001.
(6)	Incorporated by reference to Form 8-K filed September 28, 2006.
(7)	Incorporated by reference to Form 8-K filed September 15, 2009.
(8)	Incorporated by reference to Form 8-K filed July 6, 2009.
(9)	Incorporated by reference to Form 8-K filed July 23, 2009.
(10)	Incorporated by reference to Form S-8 filed June 14, 2010.
(11)	Incorporated by reference to Form 8-K, dated March 31, 2010.
(12)	Incorporated by reference to Form 8-K, filed December 7, 2009.
(13)	Incorporated by reference to Form 8-K filed July 27, 2010.
(14)	Intentionally omitted.
(15)	Incorporated by reference to Form 8-K, dated December 11, 2009.
(16)	Incorporated by reference to Form 8-K, dated January 29, 2010.
(17)	Incorporated by reference to Form 8-K, dated January 6, 2010.
(18)	Incorporated by reference to Form 8-K filed October 2, 2009.
(19)	Intentionally Omitted.
(20)	Incorporated by reference to Form 8-K filed on October 16, 2009.
(21)	Incorporated by reference to Form 10-K filed on September 28, 2010.
(22)	Incorporated by reference to Form 8-K filed on November 4, 2010.
(23)	Incorporated by reference to Form 8-K filed January 6, 2011.
(24)	Incorporated by reference to Form 8-K filed December 6, 2010.