Form 10-Q
period 2011-09-30
HYPERDYNAMICS CORP
filed 2011-11-08
CIK 937136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934:

For the quarterly period ended September 30, 2011

or

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

As of November 3, 2011, 156,443,358 shares of common stock, $0.001 par value, were outstanding..

HYPERDYNAMICS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Number of Shares and Per Share Amounts)

(Unaudited)

	September 30, 2011	June 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$39,485	$79,889
Available-for-sale securities	54,383	55,368
Accounts receivable — joint interest	3,838	708
Prepaid expenses	793	702
Other current assets	123	149
Total current assets	98,622	136,816

Property and equipment, net of accumulated depreciation of $977 and $798	1,551	1,336
Oil and gas properties:
Unevaluated properties excluded from amortization	53,135	36,200
Restricted cash	34,670	18,300
Deposits	5,031	31
Total assets	$193,009	$192,683

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	5,890	3,116
Total current liabilities	5,890	3,116

Other non-current liabilities	166	138
Total liabilities	6,056	3,254

Commitments and contingencies (Note 9)	—	—

Shareholders’ equity:
Preferred stock, par value $0.001; stated value $1,000; 20,000,000 authorized, 0 shares issued and outstanding	—	—
Common stock, $0.001 par value, 250,000,000 shares authorized; 156,435,857 and 155,792,524 shares issued and outstanding	157	156
Additional paid-in capital	278,682	276,484
Accumulated other comprehensive loss	(648)	(349)
Accumulated deficit	(91,238)	(86,862)
Total shareholders’ equity	186,953	189,429
Total liabilities and shareholders’ equity	$193,009	$192,683

The accompanying notes are an integral part of these consolidated financial statements.

HYPERDYNAMICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Number of Shares and Per Share Amounts)

(Unaudited)

	Three months ended September 30,
	2011	2010
Costs and expenses:
Depreciation	$179	$70
General and administrative	4,352	2,049
Loss from operations	(4,531)	(2,119)
Other income (expense):
Loss on warrant derivative liability	—	(771)
Interest income	155	7
Total other income (expense)	155	(764)
Loss before income tax	(4,376)	(2,883)
Income Tax	—	—
Net loss	$(4,376)	$(2,883)

Basic and diluted loss per share	$(0.03)	$(0.03)

Weighted average shares outstanding – basic and diluted	156,160,567	104,288,205

The accompanying notes are an integral part of these consolidated financial statements.

HYPERDYNAMICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(In Thousands, Except Number of Shares)

(Unaudited)

	Series A Preferred		Common Stock		Additional Paid-	Accumulated	Other Comprehensive
	Shares	Amount	Shares	Amount	in Capital	Deficit	Income	Total

Balance, July 1, 2010	1,945	$—	104,227,199	$104	$97,046	$(75,624)	$—	$21,526

Net loss	—	—	—	—	—	(11,238)	—	(11,238)
Unrealized gain (loss) on available-for-sale securities	—	—	—	—	—	—	(349)	(349)
Total comprehensive loss								(11,587)
Common stock issued for:
Cash	—	—	43,750,000	44	165,955	—	—	165,999
Exercise of warrants	—	—	6,339,927	6	7,703	—	—	7,709
Exercise of options	—	—	858,613	1	905	—	—	906
Cashless exercise of warrants classified as a derivative	—	—	384,848	1	1,353	—	—	1,354
Series A settlement	(1,945)	—	231,937	—	1,183	—	—	1,183
Settlement charge	—	—	—	—	(811)	—	—	(811)
Amortization of fair value of stock options	—	—	—	—	3,150	—	—	3,150
Balance, June 30, 2011	—	$—	155,792,524	$156	$276,484	$(86,862)	$(349)	$189,429

Net loss	—	—	—	—	—	(4,376)	—	(4,376)
Unrealized gain (loss) on available-for-sale securities	—	—	—	—	—	—	(299)	(299)
Total comprehensive loss								(4,675)
Common stock issued for:
Exercise of options	—	—	643,333	1	587	—	—	588
Amortization of fair value of stock options	—	—	—	—	1,611	—	—	1,611
Balance, September 30, 2011	—	$—	156,435,857	$157	$278,682	$(91,238)	$(648)	$186,953

The accompanying notes are an integral part of these consolidated financial statements.

HYPERDYNAMICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,376)	$(2,883)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	179	70
Stock based compensation	1,144	195
Loss on warrant derivative liability	—	771
Amortization of premium on short term investments	686	—
Changes in operating assets and liabilities:
Joint interest accounts receivable	(3,130)	(3,997)
Prepaid expenses and other current assets	(91)	(30)
Inventory	(39)	—
Other assets	65	(29)
Accounts payable and accrued expenses	1,450	2,164
Deferred rent	(2)	52
Net cash used in operating activities	(4,114)	(3,687)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(395)	(138)
Investment in unevaluated oil and gas properties	(15,113)	(1,741)
Increase in restricted cash	(16,370)	(19,813)
Prospective investment deposit	(5,000)	—
Net cash used by investing activities	(36,878)	(21,692)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of options	588	28
Proceeds from exercise of warrants	—	564
Payments on notes payable and installment debt	—	(54)
Net cash provided by financing activities	588	538

DECREASE IN CASH AND CASH EQUIVALENTS	(40,404)	(24,841)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	79,889	26,040
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$39,485	$1,199

SUPPLEMENTAL DISCLOSURES:
Interest paid in cash, net of amounts capitalized	$—	$1
Income taxes paid in cash	—	—

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Accounts payable for unevaluated oil and gas property	$1,325	$12,713
Exercise of warrants classified as a derivative	—	705

The accompanying notes are an integral part of these consolidated financial statements.

HYPERDYNAMICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Nature of business

Hyperdynamics Corporation (“Hyperdynamics,” the “Company,” “we,” and “our”) is a Delaware corporation formed in March 1996. Hyperdynamics has three wholly-owned subsidiaries, SCS Corporation (SCS), HYD Resources Corporation (HYD) and Hyperdynamics Oil & Gas Limited. Through SCS and its wholly-owned subsidiary, SCS Corporation Guinea SARL (SCSG), which is a Guinea limited liability company formed under the laws of the Republic of Guinea (“Guinea”) located in Conakry, Guinea, Hyperdynamics focuses on oil and gas exploration offshore the coast of West Africa. Our exploration efforts are pursuant to a Hydrocarbon Production Sharing Contract, as amended (the “PSC”).  We refer to the rights granted under the PSC as the “Concession.” SCS began operations in oil and gas exploration, seismic data acquisition, processing, and interpretation in late fiscal 2002. In April 2004, Hyperdynamics acquired HYD. Hyperdynamics Oil & Gas Limited was formed in February 2011 in the United Kingdom to support business development activities.

Principles of consolidation

The accompanying unaudited consolidated financial statements include the accounts of Hyperdynamics and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in our Annual Report filed with the SEC on Form 10-K for the year ended June 30, 2011. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year ended June 30, 2011, as reported in the Form 10-K, have been omitted.

Use of estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and expenses at the balance sheet date and for the period then ended. Actual results could differ from these estimates.

Cash and cash equivalents

Cash equivalents are highly liquid investments with an original maturity of three months or less.  We maintain our cash in bank deposit accounts which, at times, exceed the federally insured limits.  At September 30, 2011, we had approximately $36,139,000 in excess of FDIC limits.  We have not experienced any losses in such accounts.

Restricted cash

Included in restricted cash is $34,670,000 held in escrow which relates to our drilling contract with AGR Peak Well Management Ltd (“AGR”). Under the terms of the drilling contract, we will fund the escrow account for the sole purpose of funding our drilling project as overseen by AGR. As work is performed and invoiced, AGR will submit draw documents to us and funds will be released under the terms of the agreement.

Joint interest receivable and allowance for doubtful accounts

The Company establishes provisions for losses on accounts receivable if it determines that it will not collect all or part of the outstanding balance. Accounts receivable are written down to reflect management’s best estimate or realizability based upon known specific analysis, historical experience, and other currently available evidence of the net collectible amount. There is no allowance for doubtful accounts as of September 30, 2011 or June 30, 2010. At September 30, 2011, all of our accounts receivable balance was related to joint interest billings to Dana Petroleum (E&P) Limited (“Dana”), which owns a 23% participating interest in our Guinea Concession.

Securities classified as available-for-sale

Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Marketable equity securities and debt securities not classified as held-to maturity are classified as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax (if any), reported in other comprehensive income. Realized gains and losses, and declines in value deemed to be other-than-temporary, are included in earnings.

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

All potential dilutive securities, including potentially dilutive options, warrants and convertible securities, if any, were excluded from the computation of dilutive net loss per common share for the three months ended September 30, 2011 and 2010, respectively, as their effects are antidilutive due to our net loss for those periods.

Stock options to purchase approximately 10.1 million common shares at an average exercise price of $2.18 and warrants to purchase approximately 3.9 million shares of common stock at an average exercise price of $1.26 were outstanding at September 30, 2011. Using the treasury stock method, had we had net income, approximately 4.0 million common shares attributable to our outstanding stock options and 2.8 million common shares attributable to our outstanding warrants to purchase common shares would have been included in the fully diluted earnings per share calculation for the quarter ended September 30, 2011.

Stock options to purchase approximately 7.6 million common shares at an average exercise price of $0.85 and warrants to purchase approximately 10.0 million shares of common stock at an average exercise price of $1.28 were outstanding at September 30, 2010. Using the treasury stock method, had we had net income, approximately 1.1 million common shares attributable to our outstanding stock options and 1.9 million common shares attributable to our outstanding warrants to purchase common shares would have been included in the fully diluted earnings per share calculation for the quarter ended September 30, 2010.

Contingencies

We are subject to legal proceedings, claims and liabilities which arise in the ordinary course of business. We accrue for losses associated with legal claims when such losses are probable and can be reasonably estimated. These accruals are adjusted as additional information becomes available or circumstances change. Legal fees are charged to expense as they are incurred.  See Note 9, Commitments and Contingencies, for more information on legal proceedings.

Accumulated Other Comprehensive Income, net of tax

We follow the provisions of ASC 220, Comprehensive Income, which establishes standards for reporting comprehensive income. In addition to net income, comprehensive income or loss includes all changes to equity during a period, except those resulting from investments and distributions to the owners of the Company. At September 30, 2011, we had a balance in “Accumulated other comprehensive loss, net of income tax” on the accompanying balance sheet of $648,000. The components of accumulated other comprehensive loss and related tax effects for 2011 were as follows (in thousands):

	Gross Value	Tax Effect	Net of Tax Value

Accumulated other comprehensive loss at June 30, 2011	$349	$—	$349
Change in fair value of available-for-sale securities	299	—	299
Accumulated other comprehensive loss at September 30, 2011	$648	$—	$648

There is no tax effect of the unrealized loss in other comprehensive loss given our full valuation allowance against deferred tax assets. There was no comparable balance in accumulated other comprehensive loss at September 30, 2010.

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

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. As of September 30, 2011, we held investments which were classified as available for sale securities and therefore must be recorded at their fair value at each reporting date. Available-for-sale investments, which consist entirely of publicly traded Corporate Debt securities, are valued at the closing price reported in the active market in which the debt is traded.

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

The $771,000 change in fair value during the quarter ended September 30, 2010, was recorded as an increase to the derivative liability and as a non-cash loss in our statement of operations. All of the remaining warrants underlying this derivative liability were exercised in October 2010. At September 30, 2011 and June 30, 2011, there was no remaining derivative liability balance.

The following table sets forth by level within the fair value hierarchy, our financial assets and liabilities (in thousands) that were accounted for at fair value on a recurring basis as of September 30, 2011:

	Carrying Value at September 30,	Fair Value Measurement at September 30, 2011
	2011	Level 1	Level 2	Level 3
Assets:
Corporate debt securities	$54,383	$54,383	$—	$—

	Carrying Value at	Fair Value Measurement at September 30, 2011
	June 30, 2011	Level 1	Level 2	Level 3
Assets:
Corporate debt securites	$55,368	$55,368	$—	$—

See discussion of changes in the fair value of available-for-sale securities within Note 4.

Subsequent events

We evaluated all subsequent events from September 30, 2011 through the date of the issuance of the consolidated financial statements. See Note 10.

Recently issued or adopted accounting pronouncements

In June 2011, the FASB issued an update to ASC 220, Comprehensive Income. This ASU requires entities to present components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements that would include reclassification adjustments for items that are reclassified from other comprehensive income to net income on the face of the financial statements. The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, which will be fiscal 2013 for Hyperdynamics. The amendments in this update should be applied retrospectively and early application is permitted. We are currently evaluating which presentation option we will utilize for comprehensive income in our consolidated financial statements.

2. INVESTMENT IN OIL AND GAS PROPERTIES

Investment in oil and gas properties consists entirely of our Guinea Concession in offshore West Africa. We own a 77% participating interest in our Guinea Concession.

We follow the “full-cost” method of accounting for oil and natural gas property and equipment costs. Under this method, internal costs incurred that are directly identified with exploration, development, and acquisition activities undertaken by us for our own account, and which are not related to production, general corporate overhead, or similar activities, are capitalized. For the three month periods ended September 30, 2011 and 2010, we capitalized $1,470,000 and $460,000 of such costs, respectively.

The following table provides detail of total capitalized costs (in thousands) for our Guinea Concession as of September 30, 2011 and June 30, 2011:

	September 30, 2011	June 30, 2011

Geological and geophysical cost	$28,793	$26,974
Other exploration costs	24,342	9,226
Unevaluated properties not subject to amortization	$53,135	$36,200

We exclude capitalized costs of unevaluated oil and gas properties from amortization. Currently, geological and geophysical information pertaining to the Guinea Concession is being collected and evaluated and no proved reserves have been attributed to this concession and as a result, net costs associated with such unproved properties of $53,135,000 and $36,200,000 as of September 30, 2011 and June 30, 2011, respectively, are excluded from amounts subject to amortization. The majority of the evaluation activities are expected to be completed within the next year. As of September 30, 2011, based on our impairment review and our intent to continue evaluation activities, there was no impairment indicated for our excluded costs.

During the three months ended September 30, 2011, we incurred $1,819,000 of geological and geophysical costs, and we incurred $15,116,000 of other exploration costs for our Guinea Concession during the three months ended September 30, 2011, primarily related to the purchase of long lead tangible drilling items such as wellheads and tubular items to prepare for the drilling of our first well which commenced in October of this year.

On September 20, 2011, we made a payment of $5,000,000 in connection with a prospective oil and gas investment. We have classified this payment as a long-term deposit on our balance sheet as of September 30, 2011.

3. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses (in thousands) as of September 30, 2011 and June 30, 2011 include the following:

	September 30, 2011	June 30, 2011
Accounts payable — oil and gas exploration activities	$4,424	$2,228
Accrued payroll and bonus	826	364
Accrued — Other	640	524
	$5,890	$3,116

4. INVESTMENTS

The following is a summary of available-for-sale securities (in thousands) as of September 30, 2011:

	Amortized Cost	Unrealized gains (losses)	Fair Value (net)
US corporate debt securities	$55,031	$(648)	$54,383
Total debt securities	55,031	(648)	54,383
Equity securities	—	—	—
Total available-for-sale	$55,031	$(648)	$54,383

The following is a summary of available-for-sale securities (in thousands) as of June 30, 2011:

	Amortized Cost	Unrealized gains (losses)	Fair Value (net)
US corporate debt securities	$55,717	$(349)	$55,368
Total debt securities	55,717	(349)	55,368
Equity securities	—		—
Total available-for-sale	$55,717	$(349)	$55,368

The Company had no securities classified as held-to-maturity as of September 30, 2011 or June 30, 2011. All $54.4 million in debt securities on hand as of September 30, 2011 will mature within one year or less. The securities were purchased at a premium with a yield to maturity of approximately 0.5%. If held to their maturity in second half of fiscal 2012 the interest income over the period held will exceed the mark-to-market loss reported for the period held.

At each reporting date, the Company performs an evaluation of debt and equity securities to determine if the unrealized losses are other-than-temporary. As of September 30, 2011 no other-than-temporary impairment losses have been recorded with regard to securities on hand as of September 30, 2011.

5. WARRANT DERIVATIVE LIABILITY

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

As a result of this adoption, certain warrants previously treated as equity pursuant to the derivative treatment exemption are no longer afforded equity treatment because these warrants have an adjustment provision applicable to the exercise price that adjusted the exercise price downward in the event we subsequently issued common stock, stock warrants, stock options or convertible debt with a stock price, exercise price or conversion price lower than YA Global’s exercise price, originally $2.00 per share. As a result, the warrants are not considered indexed to our stock, and as such, all future changes in the fair value of these warrants were recognized currently in earnings in our consolidated statement of operations under the caption “Other income (expense) — Gain (loss) on warrant derivative liability” until such time as the warrants were exercised.

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

In October 2010, YA Global exercised its remaining warrants into 161,608 shares of stock on a cashless basis. As a result, we reduced the remaining derivative liability by $649,000 and increased additional paid-in capital by the same amount.  No warrant derivative liability exists as of September 30, 2011 or June 30, 2011.

6. SHAREHOLDERS’ EQUITY

Common Stock Issuances

Three months ended September 30, 2011

For exercise of options:

During the three months ended September 30, 2011, 643,333 options were exercised for cash at exercise prices ranging from $0.31 to $2.00 for total gross proceeds of $588,000.

For exercise of warrants:

There were no warrants exercised during the three months ended September 30, 2011.

Employee stock options

During the three months ended September 30, 2011, we granted options to purchase 1,069,480 awards under the long term incentive plan.  In July 2011, our Board of Directors approved an increase in the shares authorized under the long-term incentive plan from 5,000,000 to 10,000,000, which increase is subject to stockholder approval. We subsequently granted options to purchase an aggregate of 425,520 additional shares to various employees, with provisions for vesting beginning twelve months after grant.  Because stockholder approval has not been obtained, we have classified these awards as liability awards on our balance sheet.

Three months ended September 30, 2010

For exercise of options:

During the three months ended September 30, 2010, 40,000 options were exercised for cash at exercise prices ranging from $0.31 to $1.13 for total gross proceeds of $27,850.

For exercise of warrants:

During the three months ended September 30, 2010, 575,000 warrants were exercised for cash at an exercise price of $0.98 for total gross proceeds of $563,500. Additionally, during the three months ended September 30, 2010, we issued 223,240 shares of common stock to YA Global upon the cashless exercise of warrants to purchase 468,611 shares of common stock.

Employee stock options

During the three months ended September 30, 2010, we granted options to purchase 75,000 shares of common stock to our employees. The amortized compensation expense associated with these employee stock options during the three months ended September 30, 2010 was $43,000. See Note 7.

7. STOCK OPTIONS AND WARRANTS

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

The 2010 Plan provides for the grants of shares of common stock, restricted stock units or incentive stock options and/or nonqualified stock options to purchase our common stock to selected employees, directors, officers, agents, consultants, attorneys, vendors and advisors. The 2010 Plan provides a means to attract and retain the services of participants and also to provide added incentive to such persons by encouraging stock ownership in us. Plan grants are administered by the Compensation Committee, which has substantial discretion to determine which persons, amounts, time, price, exercise terms, and restrictions, if any. Shares of common stock, options, or restricted stock units can only be granted under this plan within 10 years from the effective date of February 18, 2010. A maximum of 5,000,000 shares are issuable under the 2010 Plan and at September 30, 2011, no shares remained issuable under the 2010 Plan.

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

2010 Equity Incentive Plan

The following table provides information about options during the three months ended September 30, 2011 and 2010:

	2011	2010
Number of options granted	1,069,480	75,000
Amortized compensation expense recognized as general and administrative expense	$1,114,000	$195,000
Amortized compensation cost capitalized in full cost pool	497,000	—
Weighted average fair value of options	$1.98	$0.57

The following table details the significant assumptions used to compute the fair market values of employee stock options granted during the three months ended September 30, 2011 and 2010:

	2011	2010
Risk-free interest rate	0.19 - 0.49%	2.68%
Dividend yield	0%	0%
Volatility factor	90-95%	127%
Expected life (years)	2	0.92

At September 30, 2011, there was $9,293,000 of unrecognized compensation costs related to non-vested share based compensation arrangements granted to employees and directors under the plan. We expect to amortize this cost over the next three to four years.

Summary information regarding employee and director stock options issued and outstanding as of September 30, 2011 is as follows:

	Options	Weighted Average Share Price	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Outstanding at year ended June 30, 2011	9,274,854	$1.85
Granted	1,069,480	3.46
Exercised	(643,333)	0.91
Forfeited	—	—
Expired	—	—
Outstanding at September 30, 2011	9,701,001	$2.09	5.45	$17,752,653

Options outstanding and exercisable as of September 30, 2011
Exercise Price	Outstanding Number of Shares	Remaining Life	Exercisable Number of Shares
$0.01 – 0.49	45,000	1 year	45,000
$0.01 – 0.49	3,230,000	3 years	1,032,500
$0.50 – 1.00	60,000	1 year	60,000
$0.50 – 1.00	443,334	3 years	246,667
$1.00 – 1.49	720,000	3 years	640,000
$1.00 – 1.49	750,667	9 years	213,667
$1.50 – 1.99	551,000	3 years	260,333
$2.00 – 3.00	280,000	9 years	140,000
$3.00 – 4.00	840,000	5 years	—
$3.00 – 4.00	536,000	9 years	140,000
$4.00 – 5.00	229,480	5 years	—
$4.00 – 5.00	1,585,520	9 years	—
$5.00 – 6.00	310,000	9 years	—
$6.00 – 7.00	30,000	9 years	—
$7.00 – 8.00	90,000	9 years	—
	9,701,001		2,778,167

Options exercisable had an intrinsic value of $7,273,000 at September 30, 2011.

Liability Awards

After reaching the limit of shares available under the 2010 Plan during the first quarter of fiscal 2012, we have concluded that all additional awards granted should be classified as liabilities until approval of additional shares under the 2010 plan are approved. During the first quarter of fiscal 2012, we granted options to purchase 425,520 shares of our common stock to employees after reaching the limit of shares available under the 2010 Plan.

The following table provides information about liability awards during the three months ended September 30, 2011:

2011
Number of options granted	425,580
Amortized compensation expense recognized as general and administrative expense	$30,000
Amortized compensation cost capitalized in full cost pool	—
Weighted average fair value of options	$1.71

The following table details the significant assumptions used to compute the fair market value of liability awards outstanding as of September 30, 2011:

2011
Risk-free interest rate	0.25%
Dividend yield	0%
Volatility factor	98%
Expected life (years)	2

Warrants

During the three months ended September 30, 2011, we did not grant any warrants and no warrants were exercised.

Summary information regarding common stock warrants issued and outstanding as of September 30, 2011 is as follows:

	Warrants	Weighted Average Share Price	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Outstanding at year ended June 30, 2011	3,858,693	$1.26
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding at September 30, 2011	3,858,693	$1.26	2.77	$9,542,000

Warrants outstanding and exercisable as of September 30, 2011
Exercise Price	Outstanding Number of Shares	Remaining Life	Exercisable Number of Shares
$0.90	3,240,000	3 years	3,240,000
$0.98	10,833	3 years	10,833
$1.58	207,860	4 years	207,860
$4.00	400,000	3 years	400,000
	3,858,693		3,858,693

The outstanding warrants had an intrinsic value of $9,542,000 at September 30, 2011. All of the 3,858,693 warrants outstanding at September 30, 2011, are exercisable.

8. INCOME TAXES

Federal income taxes are not due since we have had losses since inception. The difference between the statutory tax rates and our effective tax rate is due to the valuation allowance applied against our net deferred tax assets. A reconciliation of the actual taxes to the U.S. statutory tax rate for the three months ended September 30, 2011 and 2010 (in thousands) is as follows:

	September 30, 2011	September 30, 2010
Income tax benefit at the statutory federal rate (35%)	$(1,532)	$(1,009)
Increase resulting from nondeductible stock compensation	(451)	62
Decrease resulting from nontaxable gain on derivative liability	—	270
Other, net	4	2
Change in valuation allowance	1,979	675
Net	$—	$—

9. COMMITMENTS AND CONTINGENCIES

LITIGATION AND OTHER LEGAL MATTERS

From time to time, we and our subsidiaries are involved in business disputes that may occur in the ordinary course of business. We do not believe the outcome of such disputes or legal actions will have a material effect on our unaudited condensed consolidated financial statements.

COMMITMENTS AND CONTINGENCIES

Contingent notes payable

Our subsidiary, SCS, has $350,000 committment to the former owners of SCS Corporation’s assets. It is payable in our common stock and it is payable only if SCS has net income in any given quarter. If SCS experiences net income in a quarter, 25% of the income will be paid against the note, until the committment is satisfied. As of September 30, 2011 this committment is not probable of occurence.

AGR Peak Well Management Limited

We have contracted with AGR Peak Well Management Limited (“AGR”) to manage our exploration drilling project in offshore Republic of Guinea. AGR will handle well construction project management services, logistics, and tendering of materials as well as overall management responsibilities for the drilling program. The drilling project management contract, entered into on November 30, 2010, was for an estimated $6.8 million, of which we expect our 77% share to be $5.2 million of that amount.  In the event we terminate this contract, AGR would invoice us for services carried out to date and for any commitments made on behalf of us, including termination fees. In the event we terminate this contract without cause and we enter into direct contracts for the drilling rig, vessels or third party services previously held by AGR, we would then reimburse AGR cancellation fees of $500,000. The costs incurred as of September 30, 2011 amount to $2,953,000 with our 77% share being $2,274,000 and is capitalized in unevaluated oil and gas properties.

CGG Veritas

On September 20, 2011, we entered into an Agreement for the Supply of Marine Seismic Data (“3D Seismic Contract”) with CGG Veritas (“Veritas”).  Under the terms of the 3D Seismic Contract, Veritas agreed to conduct the acquisition phase of a 4,000 square kilometer 3D seismic survey of the area that is subject to our rights, or Concession, to explore off the coast of the Republic of Guinea (“Guinea”).  Our goal in contracting for the 3D seismic survey is to investigate multiple possible deepwater submarine fans seen on 2D seismic data that was previously obtained by us.  The survey is expected to begin in November 2011, using the survey vessel Oceanic Endeavour.  The cost for the survey, processing and other services is expected to total approximately $29.0 million gross, with our 77% share being $22.3 million.

The area of the 3D acquisition is just southwest and adjacent to one of the 3D surveys obtained by us in 2010. The new survey is expected to use Veritas BroadSeis broadband solution, which is expected to provide a more detailed image of the subsurface.  After acquisition, the data will be processed by Veritas, with completion of that work expected in the second half of 2012.

Operating Leases

We lease office space under long-term operating leases with varying terms. Most of the operating leases contain renewal and purchase options. We expect that in the normal course of business, the majority of operating leases will be renewed or replaced by other leases.

The following is a schedule by years of minimum future rental payments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of September 30, 2011:

Years ending June 30: (in thousands)
2012	$326
2013	326
2014	336
2015	228
2016	—
Total minimum payments required	$1,216

Rent expense included in net loss from operations for the three months ended September 30, 2011 and 2010 was $77,000 and $61,000, respectively.

10. SUBSEQUENT EVENTS

On October 13, 2011, we commenced drilling operations on our initial exploration well offshore Guinea.

In November of 2011 we agreed to make an additional payment of $5 million in connection with the prospective oil and gas investment for which we have a long term deposit of $5 million as of September 30, 2011. The additional payment will be recorded as an additional deposit during the second quarter of fiscal 2012.

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

In October of 2011, we commenced drilling operations on the first well of a two well exploration program offshore Guinea. The estimated cost for our first well is higher than we expected primarily due to certain delays and issues related to mechanical and operational matters on the rig, logistical delays resulting from limited port facilities in Guinea, and an expanded well logging program. Our current estimate of the cost of our two well program is $135 million on a gross basis, or approximately $104 million based on our current 77% interest.  As of November 1, we have incurred costs on our two well program of approximately $44 million on a gross basis, $27.6 million of which we had paid as of September 30, 2011.  We are currently reevaluating the timing of the commencement of the second exploration well. We expect our decision to depend on numerous factors and considerations including, the suitability and cost performance of the drilling rig. Our current cost estimate of our two well program may change based on new developments, including our decision on the timing of the commencement of the second well.

Our operating plan within the next 12 months includes the following:

•      Drilling and evaluating the data from the two well exploratory program in our Contract Area offshore Guinea, the first of which commenced in October of 2011.  If we add other PSC participants, we would expect to include the assignment of a portion of our interest in the Contract Area to such participants.

•      Acquire, process, and interpret a new 3-D seismic survey covering approximately 4,000 square kilometers on our Contract Area. The new deep water survey will be adjacent to our Survey A, which is part of our initial 3,635-square-kilometer 3-D seismic survey in 2010.  The new deep water 3-D survey will allow us to study Upper Cretaceous submarine fan structures along the Transform Margin trend of Guinea in Northwest Africa. On September 20, 2011, we entered into an Agreement for the Supply of Marine Seismic Data with CGG Veritas. We expect that the survey will begin in November 2011.

Reportable segments

We have one reportable segment: our international operations in Guinea conducted through our subsidiary SCS. SCS is engaged in oil and gas exploration activities pertaining to offshore Guinea.

Results of Operations

Based on the factors discussed below the net loss for the three months ended September 30, 2011 increased $1,493,000, or 52%, from a net loss of $2,883,000, or $0.03 per share in the 2011 period to a net loss of $4,376,000, or $0.03 per share in the 2012 period.

Three months ended September 30, 2011 Compared to Three Months Ended September 30, 2010

Revenues.  There were no revenues for the three months ended September 30, 2011 or 2010.

Depreciation.  Depreciation increased 156%, or $109,000 from the fiscal 2011 period to the fiscal 2012 period due to additional depreciation associated with assets placed in service over this period of time, which relate primarily to increases in office space and staffing as well as infrastructure required for initiation of our drilling program. Depreciation expense was $179,000 and $70,000 in the three months ended September 30, 2011 and 2010, respectively.

General and Administrative Expenses. Our general and administrative expenses were $4,352,000 and $2,049,000 for the three months ended September 30, 2011 and 2010, respectively. This represents an increase of 112% or, $2,303,000 from the fiscal 2011 period to the fiscal 2012 period. The increase in expense was primarily attributable to a $1,181,000 increase in employee-related costs, of which approximately $997,000 was non-cash stock-based compensation related to options granted to employees and others. Additionally, we have incurred approximately $867,000 in costs with respect to several prospective oil and gas investment opportunities in the current period.

Other income (expense). Other income (expense) totaled income of $155,000 and expense of ($764,000) for the three months ended September 30, 2011 and 2010, respectively. The increase was primarily the result of a decline in the loss on the warrant derivative liability. In the fiscal 2011 period, we recognized a non-cash loss on the warrant derivative liability of $771,000. No such gain or loss was incurred on the warrant derivative liability in fiscal 2012 as the remaining warrants underlying the derivative were exercised during the second quarter of fiscal 2011. The income in the current period represents our interest income on available for sale securities, net of amortization of the premium on available for sale securities.

Loss from Continuing Operations. Based on that discussed above, our loss from operations increased by 52%, or $1,493,000, from $2,883,000 in the three months ended September 30, 2010 to $4,376,000 for the three months ended September 30, 2011.

Liquidity and Capital Resources

Capital Resource Considerations

We did not have revenues from operations in the three months ended September 30, 2011 or 2010.  Since September 30, 2010, we have raised (i) $8.6 million from warrant and stock option exercises, (ii) $29.9 million from the sale of common stock to funds managed by BlackRock on November 3, 2010, and (iii) $136.1 million from the sale of common stock in a public offering completed on March 30, 2011.

We are currently drilling the first of a planned two well exploration program offshore Guinea, and we have recently contracted for a new 3D seismic survey expected to cost approximately $29 million gross, with our 77% share being $22.3 million.  Our current estimate of the cost of our two well exploration program is $135 million on a gross basis, or approximately $104 million based on our 77% interest.  Based on our available cash resources and our current cost estimates, we believe we have the capital resources for our two well program and 3D seismic survey.

The cost estimates associated with our first well are greater than we expected, and there may be additional delays and problems associated with our first well.  Accordingly, our cost estimates could increase, which could affect adversely our financial position, liquidity, results of operations and business plans.  Moreover, irrespective of whether our cost estimates change, we expect to continue to reevaluate the timing of the commencement of the second exploration well.

You should carefully consider the risks described in this Report and in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011 in evaluating our company.  We will require substantial additional funding to drill additional wells in offshore Guinea, either from capital raised, sales of participation interests, or through other means.  The timing of our funding requirements could change based on continuing developments and cost estimates with respect to our first exploration well and our reevaluation of the timing of the commencement of the second well.  Although we have been successful in raising capital and in entering into a key participation arrangement, we have no firm commitments for additional capital resources.  The terms of any such arrangements, if made, are unknown and may not be advantageous to us.

Liquidity

On September 30, 2011, we had $74,155,000 in cash and restricted cash and we had $54,383,000 in available-for-sale securities.  On September 30, 2011, we had $6,056,000 in liabilities. The liabilities are comprised of current liabilities of $5,890,000 and noncurrent liabilities of $166,000.

We are committed under the PSC to spud our first well by December 31, 2011, which we did on October 13, 2011.  We plan to use our existing cash and proceeds from available-for-sale securities to fund our portion of the expenditures related to our two well exploration program.  To date, of these estimated well costs, we have already paid approximately $27.6 million on a gross basis, or approximately $21.2 million based on our current 77% interest, primarily for the purchase of long lead items such as wellhead and drilling pipe.

Additionally, we entered into an Agreement for the Supply of Marine Seismic Data with CGG Veritas.  The cost for the survey, processing and other services is expected to total approximately $29.0 million gross, or $22.3 million based upon our current 77% interest in the Guinea Concession. We plan to use a portion of our existing cash and cash from maturing available-for-sale securities to fund these expenditures.

Net cash used in operating activities for continuing operations for the three months ended September 30, 2011 was $4,114,000 compared to $3,687,000 for the three months ended September 30, 2010. This increase was primarily due to the increase in our accounts receivable — joint interest. Cash used in investing activities for continuing operations for the three months ended September 30, 2011 was $36,878,000 compared to $21,692,000 in the three months ended September 30, 2010. This increase was primarily due to an increase in expenditures for long lead items necessary to prepare for drilling our first well. There was net cash provided by financing activities for the three months ended September 30, 2011 of $588,000 compared to $539,000 during the three months ended September 30, 2010. This increase resulted from proceeds from stock option exercises.

Capital Expenditures

During the first three months of fiscal 2012, $16,438,000 was expended on oil and gas properties and $395,000 was expended on property plant and equipment, compared to $14,454,000 and $129,000 spent in the same period of fiscal 2011 on oil and gas properties and property, plant and equipment respectively.  Fiscal 2012 expenditures mostly pertained to costs associated with our drilling activity which commenced in October 2011, while fiscal 2011 expenditures primarily related to the acquisition of 3D seismic data on our Concession. These 2012 expenditures were primarily funded by $136 million of cash provided by the March 2011 equity offering.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our functional currency is the US dollar. We have some foreign currency exchange rate risk resulting from our in-country office in Guinea, the United Kingdom, and from certain costs in our drilling program. US dollars are accepted in Guinea and many of our purchases and purchase obligations, such as our office lease in Guinea, are denominated in US dollars. The majority of our Drilling program is also denominated in US dollars. However, our non US denominated costs could increase if the Guinea Franc, the Euro, or the Pound Sterling significantly appreciates against the US dollar. We do not hedge the exposure to currency rate changes.

Item 4. Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.  Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

We identified certain control deficiencies as of June 30, 2011 resulting from the lack of effective detective and monitoring controls being designed within internal control over financial reporting. Such deficiencies related to oversight and review of information as prepared or received from external service providers covering marketable securities, income taxes and equity awards and over the presentation of certain accounting principles. These conditions were manifested in a number of adjustments to the financial statements and related disclosures, and there is more than a remote likelihood that a material misstatement of the financial statements would not have been prevented or detected. The combination of these deficiencies represents a material weakness in our internal controls over financial reporting.

In addition we identified certain control deficiencies as of June 30, 2011 in our general computer control environment, resulting from the lack of effective controls around the areas of approval and review of information technology changes and system security, including the enforcement of segregation of duties and appropriate user access restrictions. The combination of these deficiencies represented a material weakness in our internal controls over financial reporting as of June 30, 2011.

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

Our principal executive and principal financial officers concluded that our disclosure controls and procedures were not yet effective at September 30, 2011. To address the issues associated with our material weaknesses as described in our Annual Report on form 10-K, we have made changes in our internal controls over financial reporting in the quarter ended September 30, 2011 through the date of this report, to improve our control environment; including our implementation of enhanced compliance policies and procedures. We have taken steps in an effort to ensure our consolidated financial statements included in this quarterly report have been prepared in accordance with accounting principles generally accepted in the United States. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

We have been implementing and will aggressively continue to implement changes that are both organizational and process-focused to improve the control environment. The changes made through the date of this quarterly report include, among others:

We have engaged Ernst & Young, LLP to assist management in conducting a review of our internal control environment and to advise us on remediating certain control deficiencies identified as of June 30, 2011 as well as in any area identified in this internal control review.

As it pertains to our accounting software system security and user access, we initiated enhanced password protection requiring passwords to meet certain minimum characteristics and now force such passwords to be changed on a recurring periodic time table.

We independently access quoted market prices on our available-for-sale securities in order to verify the value we receive on the monthly statement from our investment broker.

Part II Other Information

Item 1A. Risk Factors

The following risk factors are in addition to the risk factors previously disclosed under Item 1A. of our Annual Report on Form 10-K for the fiscal year ended June 30, 2011 previously filed with the SEC.

Actual costs associated with our first exploratory well are greater than we expected, and estimated costs of wells in the future may be greater than estimated..

As discussed in Part I, Item 2. Management’s Discussion and Analysis of this Quarterly Report on Form 10-Q, the costs associated with our first exploratory well (of our two well exploration program offshore Guinea) are greater than we expected due to  mechanical and operational issues on the drilling rig, logistical delays resulting from limited port facilities in Guinea, and an expanded well logging program.  There may be additional delays and problems associated with our first exploratory well that we cannot predict with certainty at this time and that may ultimately exceed our current cost estimates for the remaining work to be completed on our first exploratory well.  Offshore operations are subject to a variety of operating risks and subject to loss from such risks resulting in, among others, drilling delays, significant damage to the rig and higher drilling costs.  Unexpected delays and increases in costs associated with our first exploratory well or with wells drilled in the future, could adversely affect our results of operations, financial position, liquidity and business plans.

We have deposited $10,000,000 in connection with a prospective investment in oil and gas properties that may be lost if the transaction is not completed.

We have made payments of $10,000,000 in connection with a prospective investment in oil and gas properties.  We have not entered into a binding purchase agreement, and there are significant contingencies to completion of the transaction.  There can be no assurance that these contingencies will be satisfied.  If the transaction is completed, the $10,000,000 payments will be credited to the purchase price.  However, if the transaction is not completed, these payments may not be recovered, which could adversely affect our results of operations, financial position and liquidity.

Item 6. Exhibits

(A) Exhibit Number	Description

3.1.1	Certificate of Incorporation (1)

3.1.2	Certificate of Amendment of Certificate of Incorporation, dated January 21, 1997 (1)

3.1.3	Certificate of Amendment of Certificate of Incorporation, dated September 20, 1999 (1)

3.1.4	Certificate of Amendment of Certificate of Incorporation, dated December 22, 2003 (1)

3.1.5	Certificate of Amendment of Certificate of Incorporation, dated March 11, 2011 (2)

3.1.6	Series B Certificate of Designation (5)

3.2	Amended and Restated By-laws (23)

4.1	Form of Common Stock Certificate (3)

4.2	Warrant issued to Trendsetter Investors, LLC on June 12, 2007 (4)

10.1	Hydrocarbon Production Sharing Contract (PSA) between SCS Corporation and the Republic of Guinea, dated September 22, 2006 (6)

10.2	Amendment No. 1 to the Hydrocarbons Production Sharing Contract between SCS Corporation and the Republic of Guinea, dated March 25, 2010 (11)

10.3*	Employment Agreement between Hyperdynamics and Jason D. Davis, dated June 17, 2009 (8)

10.4*	Amendment No. 1 to the Employment Agreement between Hyperdynamics Corporation and Jason D. Davis, dated October 16, 2009 (20)

10.5*	Employment Agreement between Hyperdynamics and Ray Leonard, dated July 22, 2009 (9)

10.6*	Amendment No. 1 to Employment Agreement between Hyperdynamics Corporation and Ray Leonard, dated December 11, 2009 (15)

10.7	Sale and Purchase Agreement between Hyperdynamics Corporation and Dana Petroleum (E&P) Limited, effective as of December 4, 2009 (12)

10.8	Letter Agreement between Hyperdynamics Corporation and Dana Petroleum (E&P) Limited, dated December 2, 2009 (12)

10.9	Operating Agreement between SCS Corporation and Dana Petroleum (E&P) Limited, dated January 28, 2010 (16)

10.10	Lease Agreement between Hyperdynamics Corporation and Parkway Properties LP, dated December 29, 2009 (17)

10.11	Memorandum of Understanding between the Government of the Republic of Guinea and SCS Corporation, dated September 11, 2009 (English translation) (7)

10.14	Marine 2D Seismic Data Acquisition Services Agreement between Hyperdynamics Corporation and Bergen Oilfield Services AS of Norway, dated September 29, 2009 (18)

10.15	3D Seismic Contract between PGS Geophysical AS, Norway and Hyperdynamics Corporation, dated June 11, 2010 (21)

10.17*	2010 Equity Incentive Plan (10)

10.18*	Form of Incentive Stock Option Agreement (10)

10.19*	Form of Non-Qualified Stock Option Agreement (10)

10.20*	Form of Restricted Stock Agreement (10)

10.21	Master Service Agreement for Geophysical Data Processing Services between SCS Corporation and PGS Data Processing, Inc., dated July 2, 2010 (21)

10.22	Supplemental Agreement No. 1 to Master Service Agreement between SCS Corporation and PGS Data Processing, Inc., dated July 2, 2010 (21)

10.23	Form of Stock Purchase Agreement, dated November 3, 2010 among Hyperdynamics Corporation and the Investors (22)

10.24	Form of Registration Rights Agreement, dated November 3, 2010 among Hyperdynamics Corporation and the Investors (22)

10.25	Contract Number: AGR/C105/10 between SCS Corporation and AGR Peak Well Management Limited for Provision of Well Construction Management Services, including LOGIC General Conditions as Appendix I (13)

10.26	Employment Agreement between Hyperdynamics and Paul C. Reinbolt effective August 8, 2011 (24)

10.27	Agreement for the Supply of Marine Seismic Data Application and Processing Services, dated September 20, 2011 between SCS Corporation and CGG Veritas Services SA (25)

14.1	Code of Ethics (1)

21.1	List of Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm — Deloitte & Touche LLP

23.2	Consent of Independent Registered Public Accounting Firm — GBH CPA’s, PC

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

101.INS	XBRL Instance Document (26)

101.SCH	XBRL Taxonomy Extension Schema Document (26)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (26)

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document (26)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (26)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (26)

*	Management contracts or compensatory plans or arrangements.
**	Filed herewith.

(1)	Incorporated by reference to Form 10-KSB/A filed May 16, 2005.
(2)	Incorporated by reference to Schedule 14A filed January 11, 2011 and filed herewith.
(3)	Incorporated by reference to Form S-1 filed January 12, 2006, as amended.
(4)	Incorporated by reference to Form 8-K filed June 18, 2007.
(5)	Incorporated by reference to Form 8-K filed June 15, 2001.
(6)	Incorporated by reference to Form 8-K filed September 28, 2006.
(7)	Incorporated by reference to Form 8-K filed September 15, 2009.
(8)	Incorporated by reference to Form 8-K filed July 6, 2009.
(9)	Incorporated by reference to Form 8-K filed July 23, 2009.
(10)	Incorporated by reference to Form S-8 filed June 14, 2010.
(11)	Incorporated by reference to Form 8-K, dated March 31, 2010.
(12)	Incorporated by reference to Form 8-K, filed December 7, 2009.
(13)	Incorporated by reference to Form 8-K filed December 6, 2010.
(14)	Intentionally omitted.
(15)	Incorporated by reference to Form 8-K, dated December 11, 2009.
(16)	Incorporated by reference to Form 8-K, dated January 29, 2010.
(17)	Incorporated by reference to Form 8-K, dated January 6, 2010.
(18)	Incorporated by reference to Form 8-K filed October 2, 2009.
(19)	Intentionally omitted.
(20)	Incorporated by reference to Form 8-K filed on October 16, 2009.
(21)	Incorporated by reference to Form 10-K filed on September 28, 2010.
(22)	Incorporated by reference to Form 8-K filed on November 4, 2010.
(23)	Incorporated by reference to Form 8-K filed on August 24, 2011.
(24)	Incorporated by reference to Form 8-K filed on July 8, 2011.
(25)	Incorporated by reference to Form 8-K filed on September 23, 2011
(26)

Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, and is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended and otherwise is not subject to liability under these sections.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Hyperdynamics Corporation
(Registrant)

By:	/s/ Ray Leonard
Ray Leonard
Chief Executive Officer

Dated:	November 8, 2011

By:	/s/ Paul Reinbolt
Paul Reinbolt
Chief Financial Officer

Dated:	November 8, 2011

By:	/s/ David Wesson
David Wesson
Principal Accounting Officer

Dated:	November 8, 2011

Exhibit Index

Exhibit Number	Description

3.1.1	Certificate of Incorporation (1)

3.1.2	Certificate of Amendment of Certificate of Incorporation, dated January 21, 1997 (1)

3.1.3	Certificate of Amendment of Certificate of Incorporation, dated September 20, 1999 (1)

3.1.4	Certificate of Amendment of Certificate of Incorporation, dated December 22, 2003 (1)

3.1.5	Certificate of Amendment of Certificate of Incorporation, dated March 11, 2011 (2)

3.1.6	Series B Certificate of Designation (5)

3.2	Amended and Restated By-laws (23)

4.1	Form of Common Stock Certificate (3)

4.2	Warrant issued to Trendsetter Investors, LLC on June 12, 2007 (4)

10.1	Hydrocarbon Production Sharing Contract (PSA) between SCS Corporation and the Republic of Guinea, dated September 22, 2006 (6)

10.2	Amendment No. 1 to the Hydrocarbons Production Sharing Contract between SCS Corporation and the Republic of Guinea, dated March 25, 2010 (11)

10.3*	Employment Agreement between Hyperdynamics and Jason D. Davis, dated June 17, 2009 (8)

10.4*	Amendment No. 1 to the Employment Agreement between Hyperdynamics Corporation and Jason D. Davis, dated October 16, 2009 (20)

10.5*	Employment Agreement between Hyperdynamics and Ray Leonard, dated July 22, 2009 (9)

10.6*	Amendment No. 1 to Employment Agreement between Hyperdynamics Corporation and Ray Leonard, dated December 11, 2009 (15)

10.7	Sale and Purchase Agreement between Hyperdynamics Corporation and Dana Petroleum (E&P) Limited, effective as of December 4, 2009 (12)

10.8	Letter Agreement between Hyperdynamics Corporation and Dana Petroleum (E&P) Limited, dated December 2, 2009 (12)

10.9	Operating Agreement between SCS Corporation and Dana Petroleum (E&P) Limited, dated January 28, 2010 (16)

10.10	Lease Agreement between Hyperdynamics Corporation and Parkway Properties LP, dated December 29, 2009 (17)

10.11	Memorandum of Understanding between the Government of the Republic of Guinea and SCS Corporation, dated September 11, 2009 (English translation) (7)

10.14	Marine 2D Seismic Data Acquisition Services Agreement between Hyperdynamics Corporation and Bergen Oilfield Services AS of Norway, dated September 29, 2009 (18)

10.15	3D Seismic Contract between PGS Geophysical AS, Norway and Hyperdynamics Corporation, dated June 11, 2010 (21)

10.17*	2010 Equity Incentive Plan (10)

10.18*	Form of Incentive Stock Option Agreement (10)

10.19*	Form of Non-Qualified Stock Option Agreement (10)

10.20*	Form of Restricted Stock Agreement (10)

10.21	Master Service Agreement for Geophysical Data Processing Services between SCS Corporation and PGS Data Processing, Inc., dated July 2, 2010 (21)

10.22	Supplemental Agreement No. 1 to Master Service Agreement between SCS Corporation and PGS Data Processing, Inc., dated July 2, 2010 (21)

10.23	Form of Stock Purchase Agreement, dated November 3, 2010 among Hyperdynamics Corporation and the Investors (22)

10.24	Form of Registration Rights Agreement, dated November 3, 2010 among Hyperdynamics Corporation and the Investors (22)

10.25	Contract Number: AGR/C105/10 between SCS Corporation and AGR Peak Well Management Limited for Provision of Well Construction Management Services, including LOGIC General Conditions as Appendix I (13)

10.26	Employment Agreement between Hyperdynamics and Paul C. Reinbolt effective August 8, 2011 (24)

10.27	Agreement for the Supply of Marine Seismic Data Application and Processing Services, dated September 20, 2011 between SCS Corporation and CGG Veritas Services SA (25)

14.1	Code of Ethics (1)

21.1	List of Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm — Deloitte & Touche LLP

23.2	Consent of Independent Registered Public Accounting Firm — GBH CPA’s, PC

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

101.INS	XBRL Instance Document (26)

101.SCH	XBRL Taxonomy Extension Schema Document (26)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (26)

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document (26)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (26)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (26)

*	Management contracts or compensatory plans or arrangements.
**	Filed herewith.
(1)	Incorporated by reference to Form 10-KSB/A filed May 16, 2005.
(2)	Incorporated by reference to Schedule 14A filed January 11, 2011 and filed herewith.
(3)	Incorporated by reference to Form S-1 filed January 12, 2006, as amended.
(4)	Incorporated by reference to Form 8-K filed June 18, 2007.
(5)	Incorporated by reference to Form 8-K filed June 15, 2001.
(6)	Incorporated by reference to Form 8-K filed September 28, 2006.

(7)	Incorporated by reference to Form 8-K filed September 15, 2009.
(8)	Incorporated by reference to Form 8-K filed July 6, 2009.
(9)	Incorporated by reference to Form 8-K filed July 23, 2009.
(10)	Incorporated by reference to Form S-8 filed June 14, 2010.
(11)	Incorporated by reference to Form 8-K, dated March 31, 2010.
(12)	Incorporated by reference to Form 8-K, filed December 7, 2009.
(13)	Incorporated by reference to Form 8-K filed December 6, 2010.
(14)	Intentionally omitted.
(15)	Incorporated by reference to Form 8-K, dated December 11, 2009.
(16)	Incorporated by reference to Form 8-K, dated January 29, 2010.
(17)	Incorporated by reference to Form 8-K, dated January 6, 2010.
(18)	Incorporated by reference to Form 8-K filed October 2, 2009.
(19)	Intentionally Omitted.
(20)	Incorporated by reference to Form 8-K filed on October 16, 2009.
(21)	Incorporated by reference to Form 10-K filed on September 28, 2010.
(22)	Incorporated by reference to Form 8-K filed on November 4, 2010.
(23)	Incorporated by reference to Form 8-K filed on August 24, 2011.
(24)	Incorporated by reference to Form 8-K filed on July 8, 2011.
(25)	Incorporated by reference to Form 8-K filed on September 23, 2011
(26)

Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, and is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended and otherwise is not subject to liability under these sections.