Form 10-Q
period 2011-12-31
HYPERDYNAMICS CORP
filed 2012-02-07
CIK 937136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934:

For the quarterly period ended December 31, 2011

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)   YES ☐ NO ☒

As of February 3, 2012, 166,816,065 shares of common stock, $0.001 par value, were outstanding.

HYPERDYNAMICS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Number of Shares and Per Share Amounts)

(Unaudited)

	December 31, 2011	June 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$15,608	$79,889
Available-for-sale securities	45,686	55,368
Accounts receivable — joint interest	6,593	708
Prepaid expenses	849	702
Other current assets	241	149
Total current assets	68,977	136,816

Property and equipment, net of accumulated depreciation of $1,218 and $798	1,703	1,336
Oil and gas properties:
Unevaluated properties excluded from amortization	107,267	36,200
Restricted cash	17,624	18,300
Deposits	10,031	31
Total assets	$205,602	$192,683

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$22,114	$3,116
Total current liabilities	22,114	3,116

Other non-current liabilities	350	138
Total liabilities	22,464	3,254

Commitments and contingencies (Note 9)	—	—

Shareholders’ equity:
Preferred stock, $0.001 par value; 20,000,000 authorized, 0 shares issued and outstanding	—	—
Common stock, $0.001 par value, 250,000,000 shares authorized; 156,816,065 and 155,792,524 shares issued and outstanding	157	156
Additional paid-in capital	280,542	276,484
Accumulated other comprehensive loss	—	(349)
Accumulated deficit	(97,561)	(86,862)
Total shareholders’ equity	183,138	189,429
Total liabilities and shareholders’ equity	$205,602	$192,683

The accompanying notes are an integral part of these condensed consolidated financial statements.

HYPERDYNAMICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Number of Shares and Per Share Amounts)

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Costs and expenses:
Depreciation	$241	$71	$420	$141
Selling, general and administrative	5,726	3,218	10,078	5,267
Loss from operations	(5,967)	(3,289)	(10,498)	(5,408)
Other income (expense):
Loss on warrant derivative liability	—	—	—	(771)
Other than temporary impairment of securities	(472)		(472)
Interest income	116	7	271	14
Total other income (expense)	(356)	7	(201)	(757)
Loss before income tax	(6,323)	(3,282)	(10,699)	(6,165)
Income tax	—	—	—	—
Net loss	$(6,323)	$(3,282)	$(10,699)	$(6,165)

Basic and diluted loss per share	$(0.04)	$(0.03)	$(0.07)	$(0.06)

Weighted average shares outstanding — basic and diluted	156,647,942	118,093,593	156,404,255	111,190,899

The accompanying notes are an integral part of these condensed consolidated financial statements.

HYPERDYNAMICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(In Thousands, Except Number of Shares)

(Unaudited)

	Series A Preferred		Common Stock		Additional Paid-	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	in Capital	Deficit	Income	Total
Balance, July 1, 2010	1,945	$—	104,227,199	$104	$97,046	$(75,624)	$—	$21,526

Net loss	—	—	—	—	—	(11,238)	—	(11,238)
Unrealized gain (loss) on available-for-sale securities	—	—	—	—	—	—	(349)	(349)
Total comprehensive loss								(11,587)
Common stock issued for:
Cash	—	—	43,750,000	44	165,955	—	—	165,999
Exercise of warrants	—	—	6,339,927	6	7,703	—	—	7,709
Exercise of options	—	—	858,613	1	905	—	—	906
Cashless exercise of warrants classified as a derivative	—	—	384,848	1	1,353	—	—	1,354
Series A settlement	(1,945)	—	231,937	—	1,183	—	—	1,183
Settlement charge	—	—	—	—	(811)	—	—	(811)
Amortization of fair value of stock options	—	—	—	—	3,150	—	—	3,150
Balance, June 30, 2011	—	$—	155,792,524	$156	$276,484	$(86,862)	$(349)	$189,429

Net loss	—	—	—	—	—	(10,699)	—	(10,699)
Unrealized gain (loss) on available for sale securities							(123)	(123)
Reclassification of other than temporary impairments of securities included in net income	—	—	—	—	—	—	472	472
Total comprehensive loss								(10,350)
Common stock issued for:
Exercise of options	—	—	683,333	1	607	—	—	608
Exercise of warrants	—	—	340,208	—	—	—	—	—
Amortization of fair value of stock options	—	—	—	—	3,451	—	—	3,451
Balance, December 31, 2011	—	$—	156,816,065	$157	$280,542	$(97,561)	$—	$183,138

The accompanying notes are an integral part of these condensed consolidated financial statements.

HYPERDYNAMICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Six Months Ended December 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,699)	$(6,165)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	420	141
Stock based compensation	2,639	1,169
Loss on warrant derivative liability	—	771
Amortization of premium on short term investments	1,562	—
Changes in operating assets and liabilities:
Joint interest accounts receivable	(5,885)	(375)
Prepaid expenses and other current assets	(147)	(41)
Other assets	(92)	(7)
Accounts payable and accrued expenses	8,620	(1,474)
Deferred rent	(3)	70
Net cash used in operating activities	(3,585)	(5,911)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(788)	(393)
Investment in unevaluated oil and gas properties	(59,661)	(20,527)
Short Term Investments	8,469	—
(Increase) decrease in restricted cash	676	(150)
Prospective investment deposit	(10,000)	—
Net cash used by investing activities	(61,304)	(21,070)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock, net of offering costs of $0 and $116	—	29,884
Proceeds from exercise of options	608	215
Proceeds from exercise of warrants	—	6,168
Payments on notes payable and installment debt	—	(107)
Net cash provided by financing activities	608	36,160

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(64,281)	9,179
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	79,889	26,040
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$15,608	$35,219

SUPPLEMENTAL DISCLOSURES:
Interest paid in cash, net of amounts capitalized	$—	$2
Income taxes paid in cash	—	—

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Accounts payable for unevaluated oil and gas property	$10,378	$660
Exercise of warrants classified as a derivative	—	1,354
Common stock issued for Series A settlement	—	372

The accompanying notes are an integral part of these condensed consolidated financial statements.

HYPERDYNAMICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Cash and cash equivalents

Cash equivalents are highly liquid investments with an original maturity of three months or less.  We maintain our cash in bank deposit accounts which, at times, exceed the federally insured limits.  At December 31, 2011, we had approximately $14,046,000 in excess of FDIC limits.  We have not experienced any losses in such accounts.

Restricted cash

Included in restricted cash is $17,624,000 held in escrow which relates to our drilling contract with AGR Peak Well Management Ltd (“AGR”). Under the terms of the drilling contract, we will fund the escrow account for the sole purpose of funding our drilling project as overseen by AGR. As work is performed and invoiced, AGR will submit draw documents to us and funds will be released under the terms of the agreement.

Joint interest receivable and allowance for doubtful accounts

We establish provisions for losses on accounts receivable if we determine that we will not collect all or part of the outstanding balance. Accounts receivable are written down to reflect management’s best estimate or realizability based upon known specific analysis, historical experience, and other currently available evidence of the net collectible amount. There is no allowance for doubtful accounts as of December 31, 2011 or June 30, 2011. At December 31, 2011, all of our accounts receivable balance was related to joint interest billings to Dana Petroleum (E&P) Limited (“Dana”), which owns a 23% participating interest in our Guinea Concession.

Securities classified as available-for-sale

Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Marketable equity securities and debt securities not classified as trading or held-to maturity are classified as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax (if any), reported in other comprehensive income. Realized gains and losses, and declines in value deemed to be other-than-temporary, are included in earnings.

The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in earnings.

Earnings per share

Basic loss per common share has been computed by dividing net loss by the weighted average number of shares of common stock outstanding during each period. In periods of earnings, diluted earnings per common share are calculated by dividing net income available to common shareholders by weighted-average common shares outstanding during the period plus weighted-average dilutive potential common shares.  Diluted earnings per share calculations assume, as of the beginning of the period, exercise of stock options and warrants using the treasury stock method.  Convertible securities are included in the calculation during the time period they are outstanding using the if-converted method.

All potential dilutive securities, including potentially dilutive options, warrants and convertible securities, if any, were excluded from the computation of dilutive net loss per common share for the three and six month periods ended December 31, 2011 and 2010, respectively, as their effects are antidilutive due to our net loss for those periods.

Stock options to purchase approximately 3.3 million common shares at an average exercise price of $1.22 and warrants to purchase approximately 3.4 million shares of common stock at an average exercise price of $1.30 were outstanding at December 31, 2011. Using the treasury stock method, had we had net income, approximately 3.8 million common shares attributable to our outstanding stock options and 2.7 million common shares attributable to our outstanding warrants to purchase common shares would have been included in the fully diluted earnings per share calculation for the six-month period ended December 31, 2011, while approximately 3.7 million common shares attributable to our outstanding stock options and 2.6 million common shares attributable to our outstanding warrants would have been included for the three month period ended December 31, 2011.

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

Accumulated Other Comprehensive Income, net of tax

We follow the provisions of ASC 220, Comprehensive Income, which establishes standards for reporting comprehensive income. In addition to net income, comprehensive income or loss includes all changes to equity during a period, except those resulting from investments and distributions to the owners of the Company. At December 31, 2011, we had a balance in “Accumulated other comprehensive loss, net of income tax” on the accompanying balance sheet of zero. The components of accumulated other comprehensive loss and related tax effects for 2011 were as follows (in thousands):

	Gross Value	Tax Effect	Net of Tax Value

Accumulated other comprehensive loss at June 30, 2011	$349	$—	$349
Change in fair value of available-for-sale securities	123	—	123
Reclassification of other than temporary impairment of securities included in net income	(472)	—	(472)
Accumulated other comprehensive loss at December 31, 2011	$—	$—	$—

There is no tax effect of the unrealized loss in other comprehensive loss given our full valuation allowance against deferred tax assets. There was no comparable balance in accumulated other comprehensive loss at December 31, 2010.

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

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. As of December 31, 2011, we held investments which were classified as available for sale securities and therefore must be recorded at their fair value at each reporting date. Available-for-sale investments, which consist entirely of publicly traded Corporate Debt securities, are valued at the closing price reported in the active market in which the debt is traded.

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

The $771,000 change in fair value during the six months ended December 31, 2010, was recorded as an increase to the derivative liability and as a non-cash loss in our statement of operations. All of the remaining warrants underlying this derivative liability were exercised in October 2010. At December 31, 2011 and June 30, 2011, there was no remaining derivative liability balance.

The following table sets forth by level within the fair value hierarchy, our financial assets and liabilities (in thousands) that were accounted for at fair value on a recurring basis as of December 31, 2011:

	Carrying Value at December 31,	Fair Value Measurement at December 31, 2011
	2011	Level 1	Level 2	Level 3
Assets:
Corporate debt securities	$45,686	$45,686	$—	$—

	Carrying Value at	Fair Value Measurement at June 30, 2011
	June 30, 2011	Level 1	Level 2	Level 3
Assets:
Corporate debt securities	$55,368	$55,368	$—	$—

See discussion of changes in the fair value of available-for-sale securities within Note 4.

Subsequent events

We evaluated all subsequent events from December 31, 2011 through the date of the issuance of the consolidated financial statements. See Note 10.

Recently issued or adopted accounting pronouncements

In June 2011, the FASB issued an update to ASC 220, Comprehensive Income. This ASU requires entities to present components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements that would include reclassification adjustments for items that are reclassified from other comprehensive income to net income on the face of the financial statements. The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  Subsequently, in December 2011, the SEC issued ASU 2011-12 which deferred the requirements to include reclassification adjustments for items that are reclassified from other comprehensive income to net income on the face of the financial statements. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, which will be fiscal 2013 for Hyperdynamics. The amendments in this update should be applied retrospectively and early application is permitted. We are currently evaluating which presentation option we will utilize for comprehensive income in our consolidated financial statements.

2. INVESTMENT IN OIL AND GAS PROPERTIES

Investment in oil and gas properties consists entirely of our Guinea Concession in offshore West Africa. We own a 77% participating interest in our Guinea Concession.

We follow the “full-cost” method of accounting for oil and natural gas property and equipment costs. Under this method, internal costs incurred that are directly identified with exploration, development, and acquisition activities undertaken by us for our own account, and which are not related to production, general corporate overhead, or similar activities, are capitalized. For the three and six month periods ended December 31, 2011, we capitalized $2,048,000 and $3,517,000 of such costs, respectively, as compared to $623,000 and $1,083,000 for the three and six month periods ended December 31, 2010.

The following table provides detail of total capitalized costs (in thousands) for our Guinea Concession as of December 31, 2011 and June 30, 2011:

	December 31, 2011	June 30, 2011

Geological and geophysical cost	$46,682	$26,974
Other exploration costs	60,585	9,226
Unevaluated properties not subject to amortization	$107,267	$36,200

We exclude capitalized costs of unevaluated oil and gas properties from amortization. Currently, geological and geophysical information pertaining to the Guinea Concession is being collected and evaluated and no proved reserves have been attributed to this concession and as a result, net costs associated with such unproved properties of $107,267,000 and $36,200,000 as of December 31, 2011 and June 30, 2011, respectively, are excluded from amounts subject to amortization. Evaluation activities are expected to be completed within the next one to three years. As of December 31, 2011, based on our impairment review and our intent to continue evaluation activities, there was no impairment indicated for our excluded costs.

During the three and six month periods ended December 31, 2011, we incurred $17,889,000 and $19,708,000 respectively of geological and geophysical costs, primarily related to our second 3-D seismic survey covering approximately 4,000 square kilometers offshore Guinea. The new deep water survey is adjacent to our Survey A, initial 3,635-square-kilometer 3-D seismic survey in 2010. We incurred $36,243,000 and $51,359,000 respectively of other exploration costs during the three and six month periods ended December 31, 2011, primarily related to the drilling of our first well which commenced in October 2011.

We made payments of $5,000,000 in connection with a prospective oil and gas investment on September 20, 2011 and November 15, 2011. We have classified the $10,000,000 in total payments as a long-term deposit on our balance sheet at December 31, 2011.

3. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses (in thousands) as of December 31, 2011 and June 30, 2011 include the following:

	December 31, 2011	June 30, 2011
Accounts payable — oil and gas exploration activities	$20,073	$2,228
Accrued payroll and bonus	1,566	364
Accrued — Other	475	524
	$22,114	$3,116

4. INVESTMENTS

The following is a summary of available-for-sale securities (in thousands) as of December 31, 2011:

	Amortized Cost	Unrealized gains (losses)	Fair Value (net)
US corporate debt securities	$45,686	$—	$45,686
Total available-for-sale	$45,686	$—	$45,686

The following is a summary of available-for-sale securities (in thousands) as of June 30, 2011:

	Amortized Cost	Unrealized gains (losses)	Fair Value (net)
US corporate debt securities	$55,717	$(349)	$55,368
Total available-for-sale	$55,717	$(349)	$55,368

We had no securities classified as held-to-maturity as of December 31, 2011 or June 30, 2011. All $45.7 million in debt securities on hand as of December 31, 2011 will mature within one year or less.

At each reporting date, we perform an evaluation of debt and equity securities to determine if the unrealized losses are other-than-temporary. As of December 31, 2011 we had the intent to sell all remaining corporate debt securities prior to their maturities. In accordance with ASC 320, we have recognized the unrealized losses of approximately $472,000 in current period earnings as an other than temporary impairment during the second quarter of fiscal 2012, which was the period in which the decision to sell was made. See additional discussion of the sale of these securities in Note 10.

5. WARRANT DERIVATIVE LIABILITY

Effective July 1, 2009, we adopted FASB ASC Topic No. 815-40 (formerly EITF 07-05) which defines determining whether an instrument (or embedded feature) is indexed to an entity’s own stock.  This guidance specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to our own stock and (b) classified in stockholders’ equity in the statement of financial position, would not be considered a derivative financial instrument and provides a two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the scope exception.

As a result of this adoption, certain warrants previously treated as equity pursuant to the derivative treatment exemption are no longer afforded equity treatment because these warrants have an adjustment provision applicable to the exercise price that adjusted the exercise price downward in the event we subsequently issued common stock, stock warrants, stock options or convertible debt with a stock price, exercise price or conversion price lower than YA Global Investments, LP (“YA Global”) exercise price, originally $2.00 per share. As a result, the warrants are not considered indexed to our stock, and as such, all future changes in the fair value of these warrants were recognized currently in earnings in our consolidated statement of operations under the caption “Other income (expense) — Gain (loss) on warrant derivative liability” until such time as the warrants were exercised.

The exercise price of certain warrants issued to YA Global, which were completely exercised prior to December 31, 2010, were subject to adjustment in the event we subsequently issue common stock, stock warrants, stock options or convertible debt with a stock price, exercise price or conversion price lower than YA Global’s exercise price, originally $2.00 per share. If these provisions had triggered, YA Global would have received warrants to purchase additional shares of common stock and a reduction in the exercise price of all their warrants.

As such, effective July 1, 2009, we reclassified from additional paid-in capital, as a cumulative effect adjustment, $1,585,000 to Warrant Derivative Liability to recognize the fair value of the YA Global Warrants as if these warrants had been treated as a derivative liability since their issuance in February 2008.

In September 2010, YA Global exercised 468,611 of these warrants on a cashless basis. This reduced the derivative liability by $705,000 and increased additional paid-in capital by the same amount. During the six months ended December 31, 2010, we recognized a $771,000 non-cash loss related to the remaining YA Global warrants.

In October 2010, YA Global exercised its remaining warrants into 161,608 shares of stock on a cashless basis. As a result, we reduced the remaining derivative liability by $649,000 and increased additional paid-in capital by the same amount.  No warrant derivative liability exists as of December 31, 2011 or June 30, 2011.

6. SHAREHOLDERS’ EQUITY

Common Stock Issuances

Six months ended December 31, 2011

For exercise of options:

During the six months ended December 31, 2011, 683,333 options were exercised for cash at exercise prices ranging from $0.31 to $2.00 for total gross proceeds of $608,000.

For exercise of warrants:

During the six months ended December 31, 2011, we issued 340,208 shares of common stock upon the cashless exercise of warrants to purchase 430,000 shares of common stock.

Employee stock options

During the six months ended December 31, 2011, we granted options to purchase 1,069,480 shares under the long term incentive plan.  In July 2011, our Board of Directors approved an increase in the shares authorized under the long-term incentive plan from 5,000,000 to 10,000,000, which increase is subject to stockholder approval. We subsequently granted options to purchase an aggregate of 1,103,520 additional shares to various employees, with provisions for vesting over a two year period.  Because stockholder approval has not been obtained, we have classified these awards as liability awards on our balance sheet.  We incurred $3,451,000 in compensation expense associated with employee stock options classified as equity awards during the six months ended December 31, 2011 of which $2,424,000 was recorded as general and administrative expense in the current period and $1,027,000 was capitalized in the full cost pool. Additionally, we incurred $215,000 in compensation expense associated with employee stock options classified as liability awards during the six months ended December 31, 2011.

Six months ended December 31, 2010

For exercise of options:

During the six months ended December 31, 2010, 291,849 options were exercised for total gross proceeds of $215,550. The options were exercised at prices ranging from $0.31 to $2.00.

For exercise of warrants:

During the six months ended December 31, 2010, 5,109,378 warrants were exercised for total gross proceeds of $6,169,150. The warrants were exercised at prices ranging from $0.98 to $1.58. Additionally, during the six months ended December 31, 2010, we issued 384,848 shares of common stock to YA Global upon the cashless exercise of warrants to purchase 702,222 shares of common stock.

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

The 2010 Plan provides for the grants of shares of common stock, restricted stock units or incentive stock options and/or nonqualified stock options to purchase our common stock to selected employees, directors, officers, agents, consultants, attorneys, vendors and advisors. The 2010 Plan provides a means to attract and retain the services of participants and also to provide added incentive to such persons by encouraging stock ownership in us. Plan grants are administered by the Compensation Committee, which has substantial discretion to determine which persons, amounts, time, price, exercise terms, and restrictions, if any. Shares of common stock, options, or restricted stock units can only be granted under this plan within 10 years from the effective date of February 18, 2010. A maximum of 5,000,000 shares are issuable under the 2010 Plan and at December 31, 2011, no shares remained issuable under the 2010 Plan.

Additionally, from time to time, we issue non-compensatory warrants, such as warrants issued to investors.

The fair value of options or warrants that do not contain market conditions is estimated using the Black-Scholes valuation model. For options containing market conditions, the fair value was estimated using an option pricing model with inputs adjusted for the probability of the vesting criteria being met and the median expected term for each grant as determined by utilizing a Monte Carlo simulation. Expected volatility is based solely on historical volatility of our common stock over the period commensurate with the expected term of the stock options. We rely solely on historical volatility as we do not have traded options. The expected term calculation for stock options is based on the simplified method as described in the SEC Staff Accounting Bulletin Topic 14, Share Based Payments. We use this method because we do not have sufficient historical information on exercise patterns to develop a model for expected term. The risk-free interest rate is based on the U. S. Treasury yield in effect at the time of grant for an instrument with a maturity that is commensurate with the expected term of the stock options. The dividend yield rate of zero is based on the fact that we have never paid cash dividends on our common stock and we do not intend to pay cash dividends on our common stock.

2010 Equity Incentive Plan

The following table provides information about options classified as equity awards during the six months ended December 31, 2011 and 2010:

	2011	2010
Number of options granted	1,069,480	721,000
Amortized compensation expense recognized as general and administrative expense	$2,424,000	$1,168,000
Amortized compensation cost capitalized in full cost pool	1,027,000	—
Weighted average fair value of options	$2.49	$2.16

The following table details the significant assumptions used to compute the fair market values of employee stock options granted during the six months ended December 31, 2011 and 2010:

	2011	2010
Risk-free interest rate	0.46-1.44%	1.14-2.68%
Dividend yield	0%	0%
Volatility factor	113-125%	112-146%
Expected life (years)	3	0.9-5.0

At December 31, 2011, there was $9,785,000 of unrecognized compensation costs related to non-vested share based compensation arrangements granted to employees and directors under the plan. We expect to amortize this cost over the next three to four years.

Summary information regarding employee and director stock options issued and outstanding as of December 31, 2011 is as follows:

	Options	Weighted Average Share Price	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Outstanding at year ended June 30, 2011	9,274,854	$1.85
Granted	1,069,480	3.46
Exercised	(683,333)	0.89
Forfeited	—	—
Expired	—	—
Outstanding at December 31, 2011	9,661,001	$2.10	5.21	$9,551,131

Options outstanding and exercisable as of December 31, 2011
Exercise Price	Outstanding Number of Shares	Remaining Life	Exercisable Number of Shares
$0.01 – 0.49	45,000	1 year	45,000
$0.01 – 0.49	3,190,000	3 years	1,117,500
$0.50 – 1.00	60,000	1 year	60,000
$0.50 – 1.00	443,334	3 years	246,667
$1.00 – 1.49	720,000	3 years	680,000
$1.00 – 1.49	750,667	9 years	213,667
$1.50 – 1.99	551,000	3 years	470,667
$2.00 – 3.00	280,000	9 years	195,000
$3.00 – 4.00	840,000	5 years	—
$3.00 – 4.00	536,000	9 years	281,333
$4.00 – 5.00	229,480	5 years	—
$4.00 – 5.00	1,585,520	9 years	—
$5.00 – 6.00	310,000	9 years	—
$6.00 – 7.00	30,000	9 years	—
$7.00 – 8.00	90,000	9 years	—
	9,661,001		3,309,834

Options exercisable had an intrinsic value of $4,331,964 at December 31, 2011.

Liability Awards

After reaching the limit of shares available under the 2010 Plan during the first quarter of fiscal 2012, we have concluded that all additional awards granted should be classified as liabilities until stockholder approval of additional shares under the 2010 plan are approved. During the first six months of fiscal 2012, we granted options to purchase 1,103,520 shares of our common stock to employees after reaching the limit of shares available under the 2010 Plan.

The following table provides information about liability awards during the three months ended December 31, 2011:

2011
Number of options granted	1,103,520
Amortized compensation expense recognized as general and administrative expense	$215,000
Amortized compensation cost capitalized in full cost pool	—
Weighted average fair value of options	$1.53

The following table details the significant assumptions used to compute the fair market value of liability awards outstanding as of December 31, 2011:

2011
Risk-free interest rate	0.36%
Dividend yield	0%
Volatility factor	129%
Expected life (years)	3

Warrants

During the six months ended December 31, 2011, we did not grant any warrants.

Summary information regarding common stock warrants issued and outstanding as of December 31, 2011 is as follows:

	Warrants	Weighted Average Share Price	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Outstanding at year ended June 30, 2011	3,858,693	$1.26
Granted	—	—
Exercised	(430,000)	0.90
Forfeited	—	—
Expired	—	—
Outstanding at December 31, 2011	3,428,693	$1.30	2.53	$4,552,000

Warrants outstanding and exercisable as of December 31, 2011
Exercise Price	Outstanding Number of Shares	Remaining Life	Exercisable Number of Shares
$0.90	2,810,000	2 years	2,810,000
$0.98	10,833	2 years	10,833
$1.58	207,860	4 years	207,860
$4.00	400,000	2 years	400,000
	3,428,693		3,428,693

The outstanding warrants had an intrinsic value of $4,552,000 at December 31, 2011. All of the 3,428,693 warrants outstanding at December 31, 2011, are exercisable.

8. INCOME TAXES

Federal income taxes are not due since we have had losses since inception. The difference between the statutory tax rates and our effective tax rate is due to the valuation allowance applied against our net deferred tax assets. A reconciliation of the actual taxes to the U.S. statutory tax rate for the three months ended December 31, 2011 and 2010 (in thousands) is as follows:

	December 31, 2011	December 31, 2010
Income tax benefit at the statutory federal rate (35%)	$(3,579)	$(2,157)
(Increase) decrease resulting from nondeductible stock compensation	(44)	183
Decrease resulting from nontaxable gain on derivative liability	—	270
Other, net	12	6
Change in valuation allowance	3,611	1,698
Net	$—	$—

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

AGR Peak Well Management Limited

Effective November 30, 2010, we contracted with AGR Peak Well Management Limited (“AGR”) to manage our exploration drilling project offshore Guinea. AGR will handle well construction project management services, logistics, and tendering of materials as well as overall management responsibilities for the drilling program. In the event we terminate this contract, AGR would invoice us for services carried out to date and for any commitments made on behalf of us, including termination fees. In the event we terminate this contract without cause and we enter into direct contracts for the drilling rig, vessels or third party services previously held by AGR, we would then reimburse AGR cancellation fees of $500,000. The costs incurred as of December 31, 2011 amount to $3,773,000 with our 77% share being $2,905,000 and is capitalized in unevaluated oil and gas properties.

CGG Veritas

On September 20, 2011, we entered into an Agreement for the Supply of Marine Seismic Data (“3D Seismic Contract”) with CGG Veritas (“Veritas”).  Under the terms of the 3D Seismic Contract, Veritas agreed to conduct the acquisition phase of a 4,000 square kilometer 3D seismic survey of the area that is subject to our rights, or Concession, to explore offshore Guinea.  Our goal in contracting for the 3D seismic survey is to investigate multiple possible deepwater submarine fans seen on 2D seismic data that was previously obtained by us.  The survey commenced in November 2011, using the survey vessel Oceanic Endeavour.  The cost for the survey, processing and other services is expected to total approximately $29.0 million gross, with our 77% share being $22.3 million. The costs incurred as of December 31, 2011 amount to $19,000,000 with our 77% share being $14,630,000 and is capitalized in unevaluated oil and gas properties.

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

The following is a schedule by years of minimum future rental payments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of December 31, 2011:

Years ending June 30: (in thousands)
2012	$218
2013	316
2014	326
2015	229
2016	—
Total minimum payments required	$1,089

Rent expense included in net loss from operations for the three and six month periods ended December 31, 2011 was $133,000 and $209,000, respectively, compared to $61,000 and $122,000 for the three and six month periods ended December 31, 2010.

10. SUBSEQUENT EVENTS

In January 2012, we sold all remaining securities classified as available-for-sale. After previously recorded impairment, we realized a gain of approximately $58,000 as a result of the liquidation of these investments.

On February 2, 2012 we closed the sale of 10,000,000 shares of our common stock and warrants to purchase 10,000,000 shares of our common stock in a registered direct public offering.  The net proceeds to us from the offering are approximately $28,347,000.  The warrants have an exercise price of $3.50 per share, become exercisable in August 2012, and expire in April 2013.

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

Overview

We are an independent oil and gas exploration company with large prospects in offshore Republic of Guinea (“Guinea”) in Northwest Africa.  We are currently engaged in the drilling there of an exploratory well, the Sabu-1, pursuant to rights granted to us by Guinea under a Hydrocarbon Production Sharing Contract, as amended (the “Concession”).  We are the operator and hold a 77% interest.  Our participant, Dana Petroleum, PLC (“Dana”), which is a subsidiary of the Korean National Oil Corporation, holds the remaining 23% interest in the Concession.  We have conducted 2-dimensional (“2-D”) and 3-dimensional (“3-D”) surveys of a portion of the Concession. The acquisition phase of a new 3-D seismic survey covering approximately 4,000 square kilometers in the deeper water portion of the Concession was recently completed by the CGG Veritas Ocean Endeavor.

In October 2011 we commenced drilling operations on the Sabu-1 well.  The estimated cost of this well is higher than we initially expected primarily due to numerous delays and issues related to mechanical and operational matters on the rig, logistical delays resulting from limited port facilities in Guinea, and an expanded well logging program. Our current estimate of the cost of the Sabu #1 well is $125 million on a gross basis, or approximately $96.3 million based on our current 77% interest. Of these estimated costs, we have paid approximately $64.0 million on a gross basis as of December 31, 2011, and $73.2 million on a gross basis as of February 7, 2012.

Processing of the new deeper water 3-D data set is in progress, with the first preliminary time section results expected in March 2012.  Completion of that work is expected in the second half of 2012. The cost for acquiring the survey, processing and other services is expected to total approximately $29 million gross, or $22.3 million for our 77% interest. Of these estimated costs, we have paid approximately $13.0 million on a gross basis as of December 31, 2011, and $19.0 million on a gross basis as of February 7, 2012.

We intend to continue acquiring, exploring and developing oil and gas properties on a global basis.  At this time, we have no source of operating revenue and there is no assurance when we will, if ever.  We have no operating cash flows and will require substantial additional funds, through additional participants, securities offerings, or through other means, to fulfill our business plans.

Reportable segments

We have one reportable segment: our international operations in Guinea conducted through our subsidiary SCS. SCS is engaged in oil and gas exploration activities pertaining to offshore Guinea.

Results of Operations

Based on the factors discussed below the net loss for the six months ended December 31, 2011 increased $4,534,000 or 74%, from a net loss of $6,165,000, or $0.06 per share in the fiscal 2011 period to a net loss of $10,699,000 or $0.07 per share in the fiscal 2012 period.

Three months ended December 31, 2011 Compared to Three Months Ended December 31, 2010

Revenues.  There were no revenues for the three months ended December 31, 2011 or 2010.

Depreciation.  Depreciation increased 239%, or $170,000 from the fiscal 2011 period to the fiscal 2012 period due to additional depreciation associated with assets placed in service over this period of time, which relate primarily to increases in office space as well as infrastructure required for initiation of our drilling program. Depreciation expense was $241,000 and $71,000 in the three months ended December 31, 2011 and 2010, respectively.

General and Administrative Expenses. Our general and administrative expenses were $5,726,000 and $3,218,000 for the three months ended December 31, 2011 and 2010, respectively. This represents an increase of 78% or, $2,508,000 from the fiscal 2011 period to the fiscal 2012 period. The increase in expense was primarily attributable to a $1,495,000 increase in employee-related costs, of which approximately $1,053,000 was non-cash stock-based compensation related to options granted to employees and others. This was driven by an increase in our staff from 28 employees as of December 31, 2010 to 52 employees as of December 31, 2011. The staffing increase primarily related to personnel required for the initiation of our drilling program and growth in our business. Additionally, we have incurred approximately $1,650,000 in costs with respect to several prospective oil and gas investment opportunities in the current period. These increases were offset by a decline in current period of approximately $545,000 as a result of due diligence work performed in the prior year’s period associated with a potential listing of our stock on a second exchange.

Other income (expense). Other income (expense) totaled expense of ($356,000) and $7,000 for the three months ended December 31, 2011 and 2010, respectively. The increase in the current period is the result of the recognition of an other than temporary impairment on available-for-sale securities.

Loss from Continuing Operations. Based on that discussed above, our loss from operations increased by 93%, or $3,041,000, from $3,282,000 in the three months ended December 31, 2010 to $6,323,000 for the three months ended December 31, 2011.

Six months ended December 31, 2011 Compared to Six Months Ended December 31, 2010

Revenues.  There were no revenues for the six months ended December 31, 2011 or 2010.

Depreciation.  Depreciation increased 198%, or $279,000 from the fiscal 2011 period to the fiscal 2012 period due to additional depreciation associated with assets placed in service over this period of time, which relate primarily to increases in office space and staffing as well as infrastructure required for initiation of our drilling program. Depreciation expense was $420,000 and $141,000 in the six months ended December 31, 2011 and 2010, respectively.

General and Administrative Expenses. Our general and administrative expenses were $10,078,000 and $5,267,000 for the six months ended December 31, 2011 and 2010, respectively. This represents an increase of 91% or, $4,811,000 from the fiscal 2011 period to the fiscal 2012 period. The increase in expense was primarily attributable to a $3,203,000 increase in employee-related costs, of which approximately $2,424,000 was non-cash stock-based compensation related to options granted to employees and others. This was driven by an increase in our staff from 28 employees as of December 31, 2010 to 52 employees as of December 31, 2011. The staffing increase primarily related to personnel required for the initiation of our drilling program and growth in our business. Additionally, we have incurred approximately $2,517,000 in costs with respect to several prospective oil and gas investment opportunities in the current period. These increases were offset by a decline in current period of approximately $573,000 as a result of due diligence work performed in the prior year’s period associated with a potential listing of our stock on a second exchange.

Other income (expense). Other income (expense) totaled expense of ($201,000) and ($757,000) for the six months ended December 31, 2011 and 2010, respectively. The decrease was primarily the result of a loss on the warrant derivative liability in the prior fiscal period. In the fiscal 2011 period, we recognized a non-cash loss on the warrant derivative liability of $771,000. No such gain or loss was incurred on the warrant derivative liability in fiscal 2012 as the remaining warrants underlying the derivative were exercised during the second quarter of fiscal 2011. The expense in the current period is the result of the recognition of an other than temporary impairment on available-for-sale securities.

Loss from Continuing Operations. Based on that discussed above, our loss from operations increased by 74%, or $4,534,000, from $6,165,000 in the six months ended December 31, 2010 to $10,699,000 for the six months ended December 31, 2011.

Liquidity and Capital Resources

Capital Resource Considerations

The costs of the Sabu-1 well are greater than we initially expected due to mechanical and operational issues on the drilling rig, logistical delays resulting from limited port facilities in Guinea, and an expanded well logging program.  Our current estimate of the cost of the Sabu-1 well is approximately $125 million, or approximately $96.3 million for our 77% interest.  The unexpectedly high cost of the Sabu-1 has adversely affected our cash position and liquidity. Based on our current cash resources and cost estimates, we believe that we have the capital resources to complete the drilling of the Sabu-1 and to complete the processing of the new deeper water 3D seismic survey.  However, there may be additional delays and problems associated with this well that we cannot predict with certainty at this time and that may ultimately exceed our current cost estimates for the remaining work to be completed on the well.

Our exploration plan in 2011 contemplated a two well exploration program using the same drilling rig, beginning with the Sabu-1 well, and continuing soon thereafter with a second well.  After consideration of the suitability and cost performance of that rig and the effect of the delays and increased cost on our liquidity and capital resources, we have decided to defer commencement of the next exploration well.  Our ability to drill a second well will depend on obtaining additional cash resources through equity or debt financings, sales of additional interests in the Concession, or through other means.  If we sell additional interests in the Concession, our percentage interest will decrease.  Although we have been successful in raising capital and in entering into a key participation arrangement with Dana, we have no firm commitments for additional capital resources.  The terms of any such arrangements, if made, are unknown and may not be advantageous for us.

We established an office in London in 2011 to review new prospects outside of Guinea to further diversify our asset base, which may include acquiring producing properties.  We have made payments of $10 million in connection with a prospective investment in oil and gas properties.  We have not entered into a binding purchase agreement, and there are significant contingencies to completion of the transaction.  There can be no assurance that these contingencies will be satisfied.  If the transaction is not completed, these payments may not be recovered, which could adversely affect our results of operations and financial position.

You should carefully consider the risks described in this Report in evaluating our company.

Liquidity

On December 31, 2011, we had $33,232,000 in cash and restricted cash and we had $45,686,000 in available-for-sale securities.  On December 31, 2011, we had $22,464,000 in liabilities. The liabilities are comprised of current liabilities of $22,114,000 and noncurrent liabilities of $350,000.

We were committed under the PSC to spud our first well by December 31, 2011, which we did on October 13, 2011.  We plan to use our existing cash and proceeds from available-for-sale securities to fund our portion of the expenditures related to the Sabu #1 well.  Of these estimated well costs, we have paid approximately $73.2 million on a gross basis, or approximately $56.4 million based on our current 77% interest, as of February 7, 2012.

Additionally, we entered into an Agreement for the Supply of Marine Seismic Data with CGG Veritas.  The cost for acquiring the survey, processing and other services is expected to total approximately $29.0 million gross, or $22.3 million based upon our current 77% interest in the Guinea Concession, of which, we have incurred $19,000,000 on a gross basis as of December 31, 2011 or 14,630,000 based upon our 77% share. We plan to use a portion of our existing cash and cash from the proceeds from available-for-sale securities to fund these remaining expenditures.

On February 2, 2012 we closed the sale of 10,000,000 shares of our common stock and warrants to purchase 10,000,000 shares of our common stock in a registered direct public offering.  The net proceeds to us from the offering are approximately $28,347,000.  The warrants have an exercise price of $3.50 per share, become exercisable in August 2012, and expire in April 2013.  After the completion of this transaction, we currently have cash and restricted cash of $90.1 million. After giving effect to our estimated net remaining costs to complete both the 3-D seismic survey and Sabu-1 well (including $3.8 million owed to us by Dana for well costs), our remaining cash at February 7, 2012 would be approximately $47.7 million.

Net cash used in operating activities for continuing operations for the six months ended December 31, 2011 was $3,585,000 compared to $5,911,000 for the six months ended December 31, 2010. The decrease in cash used in operating activities is primarily a result of an increase in accounts payable and accrued expenses offset by an increase in joint interest receivables both of which can be attributed to drilling and seismic activity which commenced during the second quarter of fiscal 2012. Cash used in investing activities for continuing operations for the six months ended December 31, 2011 was $61,304,000 compared to $21,070,000 in the six months ended December 31, 2010. This increase was primarily due to an increase in expenditures associated with the drilling of our first well. There was net cash provided by financing activities for the six months ended December 31, 2011 of $608,000 compared to $36,160,000 during the six months ended December 31, 2010. We received approximately $29,884,000 in proceeds from the issuance of stock during the second quarter of fiscal 2011. Additionally, we received approximately $6,168,000 in proceeds from the exercise of warrants during the prior year period.

Capital Expenditures

During the first six months of fiscal 2012, $59,661,000 was expended on oil and gas properties and $788,000 was expended on property plant and equipment, compared to $20,527,000 and $393,000 spent in the same period of fiscal 2011 on oil and gas properties and property, plant and equipment respectively.  Fiscal 2012 expenditures mostly pertained to costs associated with our drilling activity which commenced in October 2011 and our new 3-D survey which commenced in November 2011, while fiscal 2011 expenditures primarily related to the acquisition of our first 3-D seismic data on our Concession. These 2012 expenditures were primarily funded by $136 million of cash provided by the March 2011 equity offering.

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

Our principal executive and principal financial officers concluded that our disclosure controls and procedures were not yet effective at December 31, 2011. To address the issues associated with our material weaknesses as described in our Annual Report on form 10-K, we have made changes in our internal controls over financial reporting to improve our control environment, including our implementation of enhanced compliance policies and procedures. We have taken steps in an effort to ensure our consolidated financial statements included in this quarterly report have been prepared in accordance with accounting principles generally accepted in the United States. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

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

Part II Other Information

Item 1A. Risk Factors

Set forth below are updated risk factors, which supersede the risk factors previously set forth in our periodic reports, including those set forth in our Annual Report on Form 10-K for the year ended June 30, 2011.

Risks Relating to Our Business and the Industry in Which We Operate.

We depend on a single exploration asset.

The Concession is currently our single most important asset and constitutes our greatest potential for the future generation of revenue.  In addition to our current exploratory well, the Sabu-1, we are required under the PSC to drill a minimum of one additional exploration well to a minimum depth of 2,500 meters below the seabed at a minimum cost of $15 million by September 21, 2016.  The PSC has other work and additional obligations that we will need to perform to maintain compliance with the PSC.  Failure to comply could subject us to risk of loss of the Concession.  In addition, oil and natural gas operations in Africa may be subject to higher political and security risks than operations in the United States.  Upon commencing operations at the Concession, any adverse development affecting our progress such as, but not limited to, the drilling and operational hazards described below, could result in damage to, or destruction of, any wells and producing facilities constructed on the Concession as well as damage to life.  Although we may acquire producing assets to diversify our asset base, given that the Concession is currently our only major asset, any adverse development affecting it could have a material adverse effect on our financial position and results of operations.

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

•                  There are a variety of operating risks, including:

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

Actual costs associated with the Sabu-1 well are greater than we expected, and estimated costs of wells in the future may be greater than estimated.

The costs associated with the Sabu-1 well offshore Guinea are greater than we expected due to mechanical and operational issues on the drilling rig, logistical delays resulting from limited port facilities in Guinea, and an expanded well logging program.  There may be additional delays and problems associated with the Sabu-1 well that we cannot predict with certainty at this time and that may ultimately exceed our current cost estimates for the remaining work to be completed.  Offshore operations are subject to a variety of operating risks and subject to loss from such risks resulting in, among others, drilling delays, significant damage to the rig and higher drilling costs.  Unexpected delays and increases in costs associated with the Sabu-1 well or with wells drilled in the future, could adversely affect our results of operations, financial position, liquidity and business plans.

The cost overruns on the Sabu-1 well have adversely affected our cash position and liquidity, and additional cost overruns would adversely affect us and increase our need for additional capital.

The unexpectedly high cost of the Sabu-1 well has adversely affected our cash position and liquidity. We currently have cash and restricted cash of $90.1 million. After giving effect to our estimated net remaining costs to complete both the 3-D seismic survey and Sabu-1 well (including $3.8 million owed to us by Dana for well costs), our remaining cash at February 7, 2012 would be approximately $47.7 million.  If there are unexpected cost overruns in the future on this well, our liquidity, financial position and operations would be adversely affected, and we could need additional financing to maintain operations.

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

Our ability to raise additional capital will depend on the results of operations and the status of various capital and industry markets at the time such additional capital is sought.  Historically, we have been able to raise capital from equity sources to finance our activities, but there is no assurance that we will be able to do so in the future or on acceptable terms, if at all.  Further, we currently have no operating revenue.  While we believe, absent additional Sabu-1 cost overruns, we have sufficient resources to complete the drilling of the Sabu-1, to complete the processing of the new deeper water 3D seismic survey and working capital for at least the next 12 months, additional capital will likely be required beyond this period.  If we do not obtain capital resources in the future, we may not be able to meet the obligations under the PSC and thereby could be required to surrender the Concession.  The Concession is our single most important asset and, although we are considering other opportunities, the loss of the Concession would significantly reduce our ability to eventually become a profit-generating company.

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

We will need additional funding to drill additional exploratory wells, and such funding, if available, may not be on terms advantageous to us.

Our exploration plan in 2011 contemplated a two well exploration program using the same drilling rig, beginning with the Sabu-1 well, and continuing soon thereafter with a second well.  After consideration of the suitability and cost performance of that rig and the effect of the delays and increased cost on our liquidity and capital resources, we plan to defer the commencement of our next exploration well.  Our ability to drill additional wells will depend on obtaining additional cash resources through equity or debt financings, sales of additional interests in the Concession, or through other means.  If we sell additional interests in the Concession, our percentage interest will decrease.  The terms of any capital raising arrangements may not be advantageous for us.

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

•                  continued threat of terrorism and the impact of military and other action, including U.S. military operations in the Middle East;

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

As a part of our business strategy, we may make acquisitions of, or significant investments in, other assets, particularly those that would allow us to produce oil and natural gas and generate revenue to fund our exploration activities.  Any future acquisitions would be accompanied by risks such as:

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

We have deposited $10 million in connection with a prospective investment in oil and gas properties that may be lost if the transaction is not completed.

We have made payments of $10 million in connection with a prospective investment in oil and gas properties.  We have not entered into a binding purchase agreement, and there are significant contingencies to completion of the transaction.  There can be no assurance that these contingencies will be satisfied.  If the transaction is completed, the $10 million payment will be credited to the purchase price.  However, if the transaction is not completed, these payments may not be recovered, which could adversely affect our results of operations, financial position and liquidity.

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

The closing price for our common stock has varied between a high of $5.58 on July 26, 2011 and a low of $2.04 on December 19, 2011 to date for the fiscal year ending on June 30, 2012.  This volatility may affect the price at which an investor could sell the common stock, and the sale of substantial amounts of our common stock could adversely affect the price of our common stock.  Our stock price is likely to continue to be volatile and subject to significant price and volume fluctuations in response to market and other factors, including the other factors discussed in “— Risks Relating to Our Business and the Industry in Which We Operate”; variations in our quarterly operating results from our expectations or those of securities analysts or investors; downward revisions in securities analysts’ estimates; and announcement by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments.

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

Item 6. Exhibits and Reports on Form 8-K

(A)

Exhibit Number	Description

3.1.1	Certificate of Incorporation (1)

3.1.2	Certificate of Amendment of Certificate of Incorporation, dated January 21, 1997 (1)

3.1.3	Certificate of Amendment of Certificate of Incorporation, dated September 20, 1999 (1)

3.1.4	Certificate of Amendment of Certificate of Incorporation, dated December 22, 2003 (1)

3.1.5	Certificate of Amendment of Certificate of Incorporation, dated March 11, 2011 (2)

3.1.6	Series B Certificate of Designation (5)

3.2	Amended and Restated By-laws (23)

4.1	Form of Common Stock Certificate (3)

4.2	Warrant issued to Trendsetter Investors, LLC on June 12, 2007 (4)

4.3	Form of Common Stock Purchase Warrant issued to investors on February 2, 2012 (26)

10.1	Hydrocarbon Production Sharing Contract (PSA) between SCS Corporation and the Republic of Guinea, dated September 22, 2006 (6)

10.2	Amendment No. 1 to the Hydrocarbons Production Sharing Contract between SCS Corporation and the Republic of Guinea, dated March 25, 2010 (11)

10.3*	Employment Agreement between Hyperdynamics and Jason D. Davis, dated June 17, 2009 (8)

10.4*	Amendment No. 1 to the Employment Agreement between Hyperdynamics Corporation and Jason D. Davis, dated October 16, 2009 (20)

10.5*	Employment Agreement between Hyperdynamics and Ray Leonard, dated July 22, 2009 (9)

10.6*	Amendment No. 1 to Employment Agreement between Hyperdynamics Corporation and Ray Leonard, dated December 11, 2009 (15)

10.7	Sale and Purchase Agreement between Hyperdynamics Corporation and Dana Petroleum (E&P) Limited, effective as of December 4, 2009 (12)

10.8	Letter Agreement between Hyperdynamics Corporation and Dana Petroleum (E&P) Limited, dated December 2, 2009 (12)

10.9	Operating Agreement between SCS Corporation and Dana Petroleum (E&P) Limited, dated January 28, 2010 (16)

10.10	Lease Agreement between Hyperdynamics Corporation and Parkway Properties LP, dated December 29, 2009 (17)

10.11	Memorandum of Understanding between the Government of the Republic of Guinea and SCS Corporation, dated September 11, 2009 (English translation) (7)

10.14	Marine 2D Seismic Data Acquisition Services Agreement between Hyperdynamics Corporation and Bergen Oilfield Services AS of Norway, dated September 29, 2009 (18)

10.15	3D Seismic Contract between PGS Geophysical AS, Norway and Hyperdynamics Corporation, dated June 11, 2010 (21)

10.17*	2010 Equity Incentive Plan (10)

10.18*	Form of Incentive Stock Option Agreement (10)

10.19*	Form of Non-Qualified Stock Option Agreement (10)

10.20*	Form of Restricted Stock Agreement (10)

10.21	Master Service Agreement for Geophysical Data Processing Services between SCS Corporation and PGS Data Processing, Inc., dated July 2, 2010 (21)

10.22	Supplemental Agreement No. 1 to Master Service Agreement between SCS Corporation and PGS Data Processing, Inc., dated July 2, 2010 (21)

10.23	Form of Stock Purchase Agreement, dated November 3, 2010 among Hyperdynamics Corporation and the Investors (22)

10.24	Form of Registration Rights Agreement, dated November 3, 2010 among Hyperdynamics Corporation and the Investors (22)

10.25	Contract Number: AGR/C105/10 between SCS Corporation and AGR Peak Well Management Limited for Provision of Well Construction Management Services, including LOGIC General Conditions as Appendix I (13)

10.26	Employment Agreement between Hyperdynamics and Paul C. Reinbolt effective August 8, 2011 (24)

10.27	Agreement for the Supply of Marine Seismic Data Application and Processing Services, dated September 20, 2011 between SCS Corporation and CGG Veritas Services SA (25)

10.28	Form of Securities Purchase Agreement, dated January 30, 2012, between Hyperdynamics Corporation and investors in the offering (26)

14.1	Code of Ethics (1)

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

101.INS	XBRL Instance Document (27)

101.SCH	XBRL Taxonomy Extension Schema Document (27)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (27)

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document (27)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (27)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (27)

*	Management contracts or compensatory plans or arrangements.
**	Filed herewith.
(1)	Incorporated by reference to Form 10-KSB/A filed May 16, 2005.
(2)	Incorporated by reference to Schedule 14A filed January 11, 2011 and filed herewith.
(3)	Incorporated by reference to Form S-1 filed January 12, 2006, as amended.
(4)	Incorporated by reference to Form 8-K filed June 18, 2007.
(5)	Incorporated by reference to Form 8-K filed June 15, 2001.
(6)	Incorporated by reference to Form 8-K filed September 28, 2006.
(7)	Incorporated by reference to Form 8-K filed September 15, 2009.
(8)	Incorporated by reference to Form 8-K filed July 6, 2009.
(9)	Incorporated by reference to Form 8-K filed July 23, 2009.
(10)	Incorporated by reference to Form S-8 filed June 14, 2010.
(11)	Incorporated by reference to Form 8-K, dated March 31, 2010.
(12)	Incorporated by reference to Form 8-K, filed December 7, 2009.
(13)	Incorporated by reference to Form 8-K filed December 6, 2010.
(14)	Intentionally omitted.
(15)	Incorporated by reference to Form 8-K, dated December 11, 2009.
(16)	Incorporated by reference to Form 8-K, dated January 29, 2010.
(17)	Incorporated by reference to Form 8-K, dated January 6, 2010.
(18)	Incorporated by reference to Form 8-K filed October 2, 2009.
(19)	Intentionally omitted.
(20)	Incorporated by reference to Form 8-K filed on October 16, 2009.
(21)	Incorporated by reference to Form 10-K filed on September 28, 2010.
(22)	Incorporated by reference to Form 8-K filed on November 4, 2010.
(23)	Incorporated by reference to Form 8-K filed on December 28, 2011.
(24)	Incorporated by reference to Form 8-K filed on July 8, 2011.
(25)	Incorporated by reference to Form 8-K filed on September 23, 2011
(26)	Incorporated by reference to Form 8-K filed on February 1, 2012.
(27)

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

Hyperdynamics Corporation
(Registrant)

	By:	/s/ Ray Leonard
Ray Leonard
Chief Executive Officer

Dated:	February 7, 2012

	By:	/s/ Paul Reinbolt
Paul Reinbolt
Chief Financial Officer

Dated:	February 7, 2012

	By:	/s/ David Wesson
David Wesson
Principal Accounting Officer

Dated:	February 7, 2012

Exhibit Index

Exhibit Number	Description

3.1.1	Certificate of Incorporation (1)

3.1.2	Certificate of Amendment of Certificate of Incorporation, dated January 21, 1997 (1)

3.1.3	Certificate of Amendment of Certificate of Incorporation, dated September 20, 1999 (1)

3.1.4	Certificate of Amendment of Certificate of Incorporation, dated December 22, 2003 (1)

3.1.5	Certificate of Amendment of Certificate of Incorporation, dated March 11, 2011 (2)

3.1.6	Series B Certificate of Designation (5)

3.2	Amended and Restated By-laws (23)

4.1	Form of Common Stock Certificate (3)

4.2	Warrant issued to Trendsetter Investors, LLC on June 12, 2007 (4)

4.3	Form of Common Stock Purchase Warrant issued to investors on February 2, 2012 (26)

10.1	Hydrocarbon Production Sharing Contract (PSA) between SCS Corporation and the Republic of Guinea, dated September 22, 2006 (6)

10.2	Amendment No. 1 to the Hydrocarbons Production Sharing Contract between SCS Corporation and the Republic of Guinea, dated March 25, 2010 (11)

10.3*	Employment Agreement between Hyperdynamics and Jason D. Davis, dated June 17, 2009 (8)

10.4*	Amendment No. 1 to the Employment Agreement between Hyperdynamics Corporation and Jason D. Davis, dated October 16, 2009 (20)

10.5*	Employment Agreement between Hyperdynamics and Ray Leonard, dated July 22, 2009 (9)

10.6*	Amendment No. 1 to Employment Agreement between Hyperdynamics Corporation and Ray Leonard, dated December 11, 2009 (15)

10.7	Sale and Purchase Agreement between Hyperdynamics Corporation and Dana Petroleum (E&P) Limited, effective as of December 4, 2009 (12)

10.8	Letter Agreement between Hyperdynamics Corporation and Dana Petroleum (E&P) Limited, dated December 2, 2009 (12)

10.9	Operating Agreement between SCS Corporation and Dana Petroleum (E&P) Limited, dated January 28, 2010 (16)

10.10	Lease Agreement between Hyperdynamics Corporation and Parkway Properties LP, dated December 29, 2009 (17)

10.11	Memorandum of Understanding between the Government of the Republic of Guinea and SCS Corporation, dated September 11, 2009 (English translation) (7)

10.14	Marine 2D Seismic Data Acquisition Services Agreement between Hyperdynamics Corporation and Bergen Oilfield Services AS of Norway, dated September 29, 2009 (18)

10.15	3D Seismic Contract between PGS Geophysical AS, Norway and Hyperdynamics Corporation, dated June 11, 2010 (21)

10.17*	2010 Equity Incentive Plan (10)

10.18*	Form of Incentive Stock Option Agreement (10)

10.19*	Form of Non-Qualified Stock Option Agreement (10)

10.20*	Form of Restricted Stock Agreement (10)

10.21	Master Service Agreement for Geophysical Data Processing Services between SCS Corporation and PGS Data Processing, Inc., dated July 2, 2010 (21)

10.22	Supplemental Agreement No. 1 to Master Service Agreement between SCS Corporation and PGS Data Processing, Inc., dated July 2, 2010 (21)

10.23	Form of Stock Purchase Agreement, dated November 3, 2010 among Hyperdynamics Corporation and the Investors (22)

10.24	Form of Registration Rights Agreement, dated November 3, 2010 among Hyperdynamics Corporation and the Investors (22)

10.25	Contract Number: AGR/C105/10 between SCS Corporation and AGR Peak Well Management Limited for Provision of Well Construction Management Services, including LOGIC General Conditions as Appendix I (13)

10.26	Employment Agreement between Hyperdynamics and Paul C. Reinbolt effective August 8, 2011 (24)

10.27	Agreement for the Supply of Marine Seismic Data Application and Processing Services, dated September 20, 2011 between SCS Corporation and CGG Veritas Services SA (25)

10.28	Form of Securities Purchase Agreement, dated January 30, 2012, between Hyperdynamics Corporation and investors in the offering (26)

14.1	Code of Ethics (1)

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

101.INS	XBRL Instance Document (27)

101.SCH	XBRL Taxonomy Extension Schema Document (27)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (27)

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document (27)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (27)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (27)

*	Management contracts or compensatory plans or arrangements.
**	Filed herewith.
(1)	Incorporated by reference to Form 10-KSB/A filed May 16, 2005.
(2)	Incorporated by reference to Schedule 14A filed January 11, 2011 and filed herewith.
(3)	Incorporated by reference to Form S-1 filed January 12, 2006, as amended.
(4)	Incorporated by reference to Form 8-K filed June 18, 2007.
(5)	Incorporated by reference to Form 8-K filed June 15, 2001.
(6)	Incorporated by reference to Form 8-K filed September 28, 2006.
(7)	Incorporated by reference to Form 8-K filed September 15, 2009.
(8)	Incorporated by reference to Form 8-K filed July 6, 2009.
(9)	Incorporated by reference to Form 8-K filed July 23, 2009.
(10)	Incorporated by reference to Form S-8 filed June 14, 2010.
(11)	Incorporated by reference to Form 8-K, dated March 31, 2010.
(12)	Incorporated by reference to Form 8-K, filed December 7, 2009.

(13)	Incorporated by reference to Form 8-K filed December 6, 2010.
(14)	Intentionally omitted.
(15)	Incorporated by reference to Form 8-K, dated December 11, 2009.
(16)	Incorporated by reference to Form 8-K, dated January 29, 2010.
(17)	Incorporated by reference to Form 8-K, dated January 6, 2010.
(18)	Incorporated by reference to Form 8-K filed October 2, 2009.
(19)	Intentionally Omitted.
(20)	Incorporated by reference to Form 8-K filed on October 16, 2009.
(21)	Incorporated by reference to Form 10-K filed on September 28, 2010.
(22)	Incorporated by reference to Form 8-K filed on November 4, 2010.
(23)	Incorporated by reference to Form 8-K filed on December 28, 2011.
(24)	Incorporated by reference to Form 8-K filed on July 8, 2011.
(25)	Incorporated by reference to Form 8-K filed on September 23, 2011
(26)	Incorporated by reference to Form 8-K filed on February 1, 2012.
(27)

Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, and is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended and otherwise is not subject to liability under these sections.