Form 10-Q
period 2012-03-31
HYPERDYNAMICS CORP
filed 2012-05-09
CIK 937136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934:

For the quarterly period ended March 31, 2012

or

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

As of May 3, 2012, 166,816,065 shares of common stock, $0.001 par value, were outstanding.

HYPERDYNAMICS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Number of Shares and Per Share Amounts)

(Unaudited)

	March 31, 2012	June 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$44,197	$79,889
Available-for-sale securities	—	55,368
Accounts receivable — joint interest	1,915	708
Prepaid expenses	416	702
Other current assets	185	149
Total current assets	46,713	136,816

Property and equipment, net of accumulated depreciation of $1,266 and $798	1,726	1,336
Oil and gas properties, using full-cost accounting:
Proved properties	112,145	—
Unevaluated properties excluded from amortization	37,590	36,200
	149,735	36,200
Less- accumulated depreciation, depletion and amortization	(112,145)	—
	37,590	36,200
Other Assets:
Restricted cash	19,178	18,300
Deposits	31	31
Total assets	$105,238	$192,683

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:

Accounts payable and accrued expenses	$19,320	$3,116
Total current liabilities	19,320	3,116

Other non-current liabilities	131	138
Total liabilities	19,451	3,254

Commitments and contingencies (Note 9)	—	—

Shareholders’ equity:
Preferred stock, $0.001 par value; 20,000,000 authorized, 0 shares issued and outstanding	—	—
Common stock, $0.001 par value, 350,000,000 and 250,000,000 shares authorized; 166,816,065 and 155,792,524 shares issued and outstanding, respectively	167	156
Additional paid-in capital	310,380	276,484
Accumulated other comprehensive loss	—	(349)
Accumulated deficit	(224,760)	(86,862)
Total shareholders’ equity	85,787	189,429
Total liabilities and shareholders’ equity	$105,238	$192,683

The accompanying notes are an integral part of these condensed consolidated financial statements.

HYPERDYNAMICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Number of Shares and Per Share Amounts)

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Costs and expenses:
Depreciation	$230	$100	$650	$241
Selling, general and administrative	4,893	2,571	14,971	7,838
Full amortization of proved oil and gas properties	112,145	—	112,145	—
Write-off of prospective investment deposit	10,000	—	10,000	—
Loss from operations	(127,268)	(2,671)	(137,766)	(8,079)
Other income (expense):
Loss on warrant derivative liability	—	—	—	(771)
Other than temporary impairment of securities	—	—	(472)	—
Realized gain on sale of securities	59	—	59	—
Interest income	11	33	281	47
Total other income (expense)	70	33	(132)	(724)
Loss before income tax	(127,198)	(2,638)	(137,898)	(8,803)
Income tax	—	—	—	—
Net loss	$(127,198)	$(2,638)	$(137,898)	$(8,803)

Basic and diluted loss per share	$(0.78)	$(0.02)	$(0.87)	$(0.08)

Weighted average shares outstanding — basic and diluted	163,116,280	126,350,059	158,649,617	116,170,158

The accompanying notes are an integral part of these condensed consolidated financial statements.

HYPERDYNAMICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(In Thousands, Except Number of Shares)

(Unaudited)

	Series A Preferred		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Total

Balance, July 1, 2010	1,945	$—	104,227,199	$104	$97,046	$(75,624)	$—	$21,526

Net loss	—	—	—	—	—	(11,238)	—	(11,238)
Unrealized gain (loss) on available-for-sale securities	—	—	—	—	—	—	(349)	(349)
Total comprehensive loss								(11,587)
Common stock issued for:
Cash	—	—	43,750,000	44	165,955	—	—	165,999
Exercise of warrants	—	—	6,339,927	6	7,703	—	—	7,709
Exercise of options	—	—	858,613	1	905	—	—	906
Cashless exercise of warrants classified as a derivative	—	—	384,848	1	1,353	—	—	1,354
Series A settlement	(1,945)	—	231,937	—	1,183	—	—	1,183
Settlement charge	—	—	—	—	(811)	—	—	(811)

Amortization of fair value of stock options	—	—	—	—	3,150	—	—	3,150
Balance, June 30, 2011	—	$—	155,792,524	$156	$276,484	$(86,862)	$(349)	$189,429

Net loss	—	—	—	—	—	(137,898)	—	(137,898)
Net realized gain on sale of available for sale securities	—	—	—	—	—	—	349	349
Total comprehensive loss								(137,549)
Common stock issued for:
Cash	—	—	10,000,000	10	28,163			28,173
Exercise of options	—	—	683,333	1	607	—	—	608
Exercise of warrants	—	—	340,208	—	—	—	—	—

Amortization of fair value of stock options	—	—	—	—	5,126	—	—	5,126
Balance, March 31, 2012	—	$—	166,816,065	$167	$310,380	$(224,760)	$—	$85,787

The accompanying notes are an integral part of these condensed consolidated financial statements.

HYPERDYNAMICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Nine Months Ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(137,898)	$(8,803)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	650	241
Full amortization of proved oil and gas properties	112,145	—
Write-off of prospective investment deposit	10,000	—
Stock based compensation	3,682	1,812
Loss on warrant derivative liability	—	771
Amortization of premium on short term investments	1,562	—
Changes in operating assets and liabilities:
Joint interest accounts receivable	(1,207)	(2,661)
Prepaid expenses and other current assets	286	31
Other assets	(43)	62
Accounts payable and accrued expenses	5,081	(1,152)
Net cash used in operating activities	(5,742)	(9,699)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,040)	(731)
Investment in oil and gas properties	(100,968)	(31,540)
Prospective investment deposit	(10,000)	—
Sale of short term investments	54,155	—
Increase in restricted cash	(878)	(200)
Net cash used by investing activities	(58,731)	(32,471)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock, net of offering costs of $1,827 and $7,688	28,173	166,062
Proceeds from exercise of options	608	562
Proceeds from exercise of warrants	—	7,709
Payments on notes payable and installment debt	—	(160)
Net cash provided by financing activities	28,781	174,173

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(35,692)	132,003
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	79,889	26,040
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$44,197	$158,043

SUPPLEMENTAL DISCLOSURES:
Interest paid in cash, net of amounts capitalized	$—	$3
Income taxes paid in cash	—	—

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Accounts payable for unevaluated oil and gas property	$11,123	$491
Exercise of warrants classified as a derivative	—	1,354
Common stock issued for Series A settlement	—	372

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

Principles of consolidation

The accompanying unaudited consolidated financial statements include the accounts of Hyperdynamics and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in our Annual Report filed with the SEC on Form 10-K for the year ended June 30, 2011. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year ended June 30, 2011, as reported in the Form 10-K, have been omitted.

Use of estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and expenses at the balance sheet date and for the period then ended. Actual results could differ from these estimates.

Cash and cash equivalents

Cash equivalents are highly liquid investments with an original maturity of three months or less.  We maintain our cash in bank deposit accounts which, at times, exceed the federally insured limits.  At March 31, 2012, we had approximately $42,474,000 in excess of FDIC limits.  We have not experienced any losses in such accounts.

Restricted cash

Included in restricted cash is $19,178,000 held in escrow which relates to our drilling contract with AGR Peak Well Management Ltd (“AGR”). Under the terms of the drilling contract, we will fund the escrow account for the sole purpose of funding our drilling project as overseen by AGR. As work is performed and invoiced, AGR will submit draw documents to us and funds will be released under the terms of the agreement.

Joint interest receivable and allowance for doubtful accounts

We establish provisions for losses on accounts receivable if we determine that we will not collect all or part of the outstanding balance. Accounts receivable are written down to reflect management’s best estimate or realizability based upon known specific analysis, historical experience, and other currently available evidence of the net collectible amount. There is no allowance for doubtful accounts as of March 31, 2012 or June 30, 2011. At March 31, 2012, all of our accounts receivable balance was related to joint interest billings to Dana Petroleum (E&P) Limited (“Dana”), which owns a 23% participating interest in our Guinea Concession.

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

All potential dilutive securities, including potentially dilutive options, warrants and convertible securities, if any, were excluded from the computation of dilutive net loss per common share for the three and nine month periods ended March 31, 2012 and 2011, respectively, as their effects are antidilutive due to our net loss for those periods.

Stock options to purchase approximately 10.7 million common shares at an average exercise price of $2.29 and warrants to purchase approximately 13.4 million shares of common stock at an average exercise price of $2.94 were outstanding at March 31, 2012. Using the treasury stock method, had we had net income, approximately 3.4 million common shares attributable to our outstanding stock options and 2.3 million common shares attributable to our outstanding warrants to purchase common shares would have been included in the fully diluted earnings per share calculation for the nine-month period ended March 31, 2012, while approximately 2.6 million common shares attributable to our outstanding stock options and 1.6 million common shares attributable to our outstanding warrants would have been included for the three month period ended March 31, 2012.

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

Accumulated Other Comprehensive Income, net of tax

We follow the provisions of ASC 220, Comprehensive Income, which establishes standards for reporting comprehensive income. In addition to net income, comprehensive income or loss includes all changes to equity during a period, except those resulting from investments and distributions to the owners of the Company. At March 31, 2012, we had a balance in “Accumulated other comprehensive loss, net of income tax” on the accompanying balance sheet of zero. The components of accumulated other comprehensive loss and related tax effects were as follows (in thousands):

	Gross Value	Tax Effect	Net of Tax Value

Accumulated other comprehensive loss at June 30, 2011	$349	$—	$349
Change in fair value of available for sale securities	123	—	123
Reclassification of other than temporary impairment of securities included in net income	(472)	—	(472)
Accumulated other comprehensive gain (loss) at March 31, 2012	$—	$—	$—

There is no tax effect of the unrealized gain (loss) in other comprehensive income given our full valuation allowance against deferred tax assets. There was no comparable balance in accumulated other comprehensive income at March 31, 2011.

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

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. As of June 30, 2011, we held investments which were classified as available for sale securities and therefore must be recorded at their fair value at each reporting date. Available-for-sale investments, which consisted entirely of publicly traded Corporate Debt securities, were valued at the closing price reported in the active market in which the debt was traded. As of March 31, 2012, there were no remaining investments on hand.

Additionally, we have determined that certain warrants outstanding during the periods covered by these financial statements qualified as derivative financial instruments under the provisions of FASB ASC Topic No. 815-40, Derivatives and Hedging — Contracts in an Entity’s Own Stock. These warrant agreements included provisions designed to protect holders from a decline in the stock price (‘down-round’ provision) by reducing the exercise price in the event we issued equity shares at a price lower than the exercise price of the warrants.  As a result of this down-round provision, the exercise price of these warrants could be modified based upon a variable that is not an input to the fair value of a ‘fixed-for-fixed’ option as defined under FASB ASC Topic No. 815-40 and consequently, these warrants were treated as a liability and recorded at fair value at each reporting date.

The fair value of these warrants was determined using a lattice model, with any change in fair value during the period recorded in earnings as “Other income (expense) — Gain (loss) on warrant derivative liability.” As a result, the derivative warrant liability was carried on the balance sheet at its fair value.

Significant Level 3 inputs used to calculate the fair value of the warrants included the stock price on the valuation date, expected volatility, risk-free interest rate and management’s assumptions regarding the likelihood of a future repricing of these warrants pursuant to the down-round provision.

The $771,000 change in fair value during the nine months ended March 31, 2011, was recorded as an increase to the derivative liability and as a non-cash loss in our statement of operations. All of the remaining warrants underlying this derivative liability were exercised in October 2010. At March 31, 2012 and June 30, 2011, there was no remaining derivative liability balance.

No financial instruments were on hand as of March, 31, 2012. The following table sets forth by level within the fair value hierarchy, our financial assets and liabilities (in thousands) that were accounted for at fair value on a recurring basis as of June 30, 2011:

	Carrying Value at	Fair Value Measurement at June 30, 2011
	June 30, 2011	Level 1	Level 2	Level 3
Assets:
Corporate debt securities	$55,368	$55,368	$—	$—

See discussion of available-for-sale securities within Note 4.

Subsequent events

We evaluated all subsequent events from March 31, 2012 through the date of the issuance of the consolidated financial statements.

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

We follow the “full-cost” method of accounting for oil and natural gas property and equipment costs. Under this method, internal costs incurred that are directly identified with exploration, development, and acquisition activities undertaken by us for our own account, and which are not related to production, general corporate overhead, or similar activities, are capitalized. For the three and nine month periods ended March 31, 2012, we capitalized $1,969,000 and $5,487,000 of such costs, respectively, as compared to $750,000 and $1,833,000 for the three and nine month periods ended March 31, 2011. Geological and geophysical costs incurred that are directly associated with specific unproved properties are capitalized in “Unproved properties” and evaluated as part of the total capitalized costs associated with a prospect. The cost of unproved properties not being amortized is assessed to determine whether such properties have been impaired. In determining whether such costs should be impaired, we evaluate current drilling results and available geological and geophysical information. Any impairment assessed to unproved properties is added to the cost of proved properties.

The unamortized cost of proved oil and gas properties is limited to the sum of the estimated future net revenues from proved properties (including future development and abandonment costs of wells to be drilled, using period-end prices, discounted at 10%, and the lower of cost or fair value of unproved properties) adjusted for related income tax effects (“Full-Cost Ceiling Test”).

In February 2012, we completed the drilling of the Sabu 1, our first exploratory well in our Guinea Concession, which had hydrocarbon shows and contained indications of trace hydrocarbons, but not in commercial quantities. As a result, we evaluated certain geological and geophysical related costs in unproved properties along with the drilling costs of the Sabu 1 and moved $112,145,000 to proved properties. Since we have no proved reserves to include in the Full-Cost Ceiling Test, the entire $112,145,000 resulted in the full amortization of our proved oil and gas properties.

The following table provides detail of total capitalized costs (in thousands) for our Guinea Concession as of March 31, 2012 and  June 30, 2011:

	March 31, 2012	June 30, 2011

Proved oil and gas Properties	$112,145	$—
Unproved oil and gas Properties	37,590	36,200
Geological and geophysical cost	149,735	36,200
Accumulated depreciation, depletion and amortization costs	(112,145)	—
Unevaluated properties not subject to amortization	$37,590	$36,200

We exclude capitalized costs of unevaluated oil and gas properties from amortization. Currently, geological and geophysical information pertaining to the Guinea Concession continues being collected and evaluated and no proved reserves have been attributed to this concession and as a result, net costs associated with such remaining unproved properties of $37,590,000 and $36,200,000 as of March 31, 2012 and June 30, 2011, respectively, are excluded from amounts subject to amortization. Evaluation activities of these unproved properties are expected to be completed within the next one to three years. As of March 31, 2012, based on our impairment review, we fully amortized $112,145,000 of our proved oil and gas properties as a result of the evaluation of our first well drilled.

During the three and nine month periods ended March 31, 2012, we incurred $7,023,000 and $26,731,000 respectively of geological and geophysical costs, primarily related to our second 3-D seismic survey covering approximately 4,000 square kilometers offshore Guinea. The new deep water survey is adjacent to our initial 3,635-square-kilometer 3-D seismic survey (Survey A) acquired in 2010.  We incurred $36,498,000 and $86,803,000 respectively of other exploration costs during the three and nine month periods ended March 31, 2012, primarily related to the drilling of our first well which commenced in October 2011.

Prospective Investment

We made payments of $5,000,000 each in connection with a prospective oil and gas investment on September 20, 2011 and November 15, 2011.  The $10,000,000 in payments were previously classified as a long-term deposit on our balance sheet at December 31, 2011 and were written off during the third quarter as a result of a termination notice by the prospective seller.  The $10,000,000 in deposits were to have been credited on the purchase price of the prospective investment.  As negotiations terminated without an agreement, we have written off this deposit.  The $10,000,000 write off has been included in income from operations within the current period in our Statement of Operations.

3. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses (in thousands) as of March 31, 2012 and June 30, 2011 include the following:

	March 31, 2012	June 30, 2011
Accounts payable — oil and gas exploration activities	$16,536	$2,228
Accrued payroll and bonus	2,406	364
Accrued — Other	378	524
	$19,320	$3,116

4. INVESTMENTS

In January 2012, we sold all remaining securities classified as available-for-sale. As of December 31, 2011, we had the intent to sell all remaining corporate debt securities prior to their maturities. In accordance with ASC 320, we recognized the unrealized losses of approximately $472,000 in earnings as an other than temporary impairment during the second quarter of fiscal 2012, which was the period in which the decision to sell was made. Subsequent to the recorded other than temporary impairment of $472,000, the investments were sold in January 2012 and we realized a gain of approximately $59,000 as a result of the liquidation of these investments.

The following is a summary of available-for-sale securities (in thousands) as of June 30, 2011:

	Amortized Cost	Unrealized gains (losses)	Fair Value (net)
US corporate debt securities	$55,717	$(349)	$55,368
Total available-for-sale	$55,717	$(349)	$55,368

We had no securities classified as held-to-maturity as of June 30, 2011.

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

In October 2010, YA Global exercised its remaining warrants into 161,608 shares of stock on a cashless basis. As a result, we reduced the remaining derivative liability by $649,000 and increased additional paid-in capital by the same amount.  No warrant derivative liability exists as of March 31, 2012 or June 30, 2011.

6. SHAREHOLDERS’ EQUITY

Common Stock Issuances

Nine months ended March 31, 2012

For Cash:

On February 2, 2012, we closed the sale of 10,000,000 shares of our common stock and warrants to purchase 10,000,000 shares of our common stock in a registered direct public offering. The net proceeds to us from the offering were approximately $28,173,000. The warrants have an exercise price of $3.50 per share, become exercisable in August 2012, and expire in April 2013.

For exercise of options:

During the nine months ended March 31, 2012, 683,333 options were exercised for cash at exercise prices ranging from $0.31 to $2.00 for total gross proceeds of $608,000.

For exercise of warrants:

During the nine months ended March 31, 2012, we issued 340,208 shares of common stock upon the cashless exercise of warrants to purchase 430,000 shares of common stock.

Employee stock options

During the nine months ended March 31, 2012, we granted options to purchase 2,350,000 shares under our 2010 Equity Incentive Plan (the “2010 Plan”).  In July 2011, our Board of Directors approved an increase in the shares authorized under the 2010 Plan from 5,000,000 to 10,000,000, which was approved by stockholders in February 2012. We incurred $5,126,000 in compensation expense associated with employee stock options classified as equity awards during the nine months ended March 31, 2012 of which

$3,682,000 was recorded as general and administrative expense in the current period and $1,444,000 was capitalized in the full cost pool.

Nine months ended March 31, 2011

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

For exercise of options:

During the nine months ended March 31, 2011, 603,613 options were exercised for total gross proceeds of $561,681. The options were exercised at prices ranging from $0.24 to $2.00.

For exercise of warrants:

During the nine months ended March 31, 2011, 6,164,213 warrants were exercised for total gross proceeds of $7,709,290. The warrants were exercised at prices ranging from $0.98 to $1.58. Additionally, during the nine months ended March 31, 2011, we issued 384,848 shares of common stock to YA Global upon the cashless exercise of warrants to purchase 702,222 shares of common stock.

Issuance of common stock in Series A settlement:

On December 30, 2010, we entered into a litigation settlement whereby we issued 239,437 shares of our common stock.

Employee stock options

During the nine months ended March 31, 2011, we granted options to purchase 1,691,000 shares of common stock to our employees and directors. The compensation expense associated with employee stock options during the nine months ended March 31, 2011 was $1,812,000.

7. STOCK OPTIONS AND WARRANTS

On February 18, 2010, at our annual meeting of stockholders, the stockholders approved the 2010 Equity Incentive Plan (the “2010 Plan”). Prior to the 2010 stockholder meeting, we had two stock award plans: the Stock and Stock Option Plan, which was adopted in 1997 (“1997 Plan”) and the 2008 Restricted Stock Award Plan (“2008 Plan”). In conjunction with the approval of the 2010 Plan, the 1997 Plan and the 2008 Plan were terminated as of February 18, 2010. The 2010 Plan was amended to increase issuable shares from 5,000,000 to 10,000,000 on February 17, 2012.

The 2010 Plan provides for the grants of shares of common stock, restricted stock units or incentive stock options and/or nonqualified stock options to purchase our common stock to selected employees, directors, officers, agents, consultants, attorneys, vendors and advisors. The 2010 Plan provides a means to attract and retain the services of participants and also to provide added incentive to such persons by encouraging stock ownership in us. Plan grants are administered by the Compensation Committee, which has substantial discretion to determine which persons, amounts, time, price, exercise terms, and restrictions, if any. Shares of common stock, options, or restricted stock units can only be granted under this plan within 10 years from the effective date of February 18, 2010. At March 31, 2012, 3,967,480 shares remained issuable under the 2010 Plan.

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

2010 Equity Incentive Plan

The following table provides information about options classified as equity awards during the nine months ended March 31, 2012 and 2011:

	2012	2011
Number of options granted	2,350,000	1,691,000
Amortized compensation expense recognized as general and administrative expense	$3,682,000	$1,812,000
Amortized compensation cost capitalized in full cost pool	1,444,000	—
Weighted average fair value of options	$1.51	$3.01

The following table details the significant assumptions used to compute the fair market values of employee stock options granted during the nine months ended March 31, 2012 and 2011:

	2012	2011
Risk-free interest rate	0.11-1.44%	1.14-2.68%
Dividend yield	0%	0%
Volatility factor	110-129%	95-146%
Expected life (years)	0.25-3.00	0.9-5.0

At March 31, 2012, there was $10,650,784 of unrecognized compensation costs related to non-vested share based compensation arrangements granted to employees and directors under the plan. We expect to amortize this cost over the next three to four years.

Summary information regarding employee and director stock options issued and outstanding as of March 31, 2012 is as follows:

	Options	Weighted Average Exercise Price	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Outstanding at year ended June 30, 2011	9,274,854	$1.85	5.65	$23,558,086
Granted	2,350,000	3.97
Exercised	(683,333)	0.89
Forfeited	(248,000)	5.51
Expired	—
Outstanding at March 31, 2012	10,693,521	$2.29	4.77	$3,031,550

Options outstanding and exercisable as of March 31, 2012

Exercise Price	Outstanding Number of Shares	Remaining Life	Exercisable Number of Shares
$0.01 — 1.00	105,000	1 year	105,000
$0.01 — 1.00	3,633,334	2 years	1,589,166
$1.00 — 2.00	1,271,000	2 years	1,150,667
$1.00 — 2.00	750,667	8 years	213,667
$2.00 — 3.00	77,000	5 years	—
$2.00 — 3.00	280,000	9 years	195,000
$3.00 — 4.00	990,000	4 years	—
$3.00 — 4.00	511,000	9 years	281,333
$4.00 — 5.00	1,183,000	4 years	—
$4.00 — 5.00	1,562,520	9 years	125,000
$5.00 — 6.00	100,000	1 year	100,000
$5.00 — 6.00	110,000	9 years	50,000
$6.00 — 7.00	30,000	9 years	15,000
$7.00 — 8.00	90,000	9 years	30,000
	10,693,521		3,854,833

Options exercisable had an intrinsic value of $1,323,817 at March 31, 2012.

Liability Awards

During the first quarter of 2012, our Board of Directors approved an increase in authorized shares under the 2010 Plan from 5,000,000 to 10,000,000 subject to shareholder approval. Prior to receiving shareholder approval, we  reached the limit of shares available under the 2010 Plan during the first quarter of fiscal 2012, at which point we concluded that all additional awards granted should be classified as liabilities until shareholders approved the increase in the maximum shares issuable under the 2010 plan. Pending shareholder approval of the amended 2010 Plan, we granted options to purchase 1,180,520 shares of our common stock to employees. The 2010 Plan was amended by a shareholder vote to increase issuable shares from 5,000,000 to 10,000,000 on February 17, 2012. The fair value on the date of modification was reclassified from a liability classification to equity. As of the modification date, we have recalculated the fair value of the awards and will amortize the unrecognized expense over the remaining vesting period.

The following table details the significant assumptions used to compute the fair market value of awards modified as of February 17, 2012:

2012
Risk-free interest rate	0.42%
Dividend yield	0%
Volatility factor	129%
Expected life (years)	2.5-3.2

Warrants

As a result of the equity transaction in February 2012, the Company issued warrants to purchase a total of 10,000,000 shares of its common stock to institutional investors. The warrants have an exercise price of $3.50 per share, a term of 14 month from the date they were granted, and are exercisable 6 months following the close of the transaction. The exercise price of the warrants may be adjusted in the case of stock splits, stock dividends or combinations of shares, or in the event the Company issues rights, options or warrants to all holders of the Company’s common stock with an exercise or purchase price less than the volume weighted average price of the Company’s shares on the record date. The warrants issued to the investors had a fair value of $7,820,000. The fair value of the 10,000,000 shares issued in the transaction was $22,180,000 based upon the market price on the transaction date. The fair value of the warrants was determined using the Black-Scholes option pricing model. The following table details the significant assumptions used to compute the fair market value of the warrants:

2012
Risk-free interest rate	0.15%
Dividend yield	0%
Volatility factor	105%
Expected life (months)	14

Summary information regarding common stock warrants issued and outstanding as of March 31, 2012 is as follows:

	Warrants	Weighted Average Exercise Price	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Outstanding at year ended June 30, 2011	3,858,693	$1.26	3.03	$11,737,345
Granted	10,000,000	3.50
Exercised	(430,000)	0.90
Forfeited	—	—
Expired	—	—
Outstanding at March 31, 2012	13,428,693	$2.94	1.33	$1,099,258

Warrants outstanding and exercisable as of March 31, 2012

Exercise Price	Outstanding Number of Shares	Remaining Life	Exercisable Number of Shares
$0.90	2,810,000	2 years	2,810,000
$0.98	10,833	2 years	10,833
$1.58	207,860	4 years	207,860
$3.50	10,000,000	1 year	—
$4.00	400,000	2 years	400,000
	13,428,693		3,428,693

8. INCOME TAXES

Federal income taxes are not due since we have had losses since inception. The difference between the statutory tax rates and our effective tax rate is due to the valuation allowance applied against our net deferred tax assets. A reconciliation of the actual taxes to the U.S. statutory tax rate for the nine months ended March 31, 2012 and 2011 (in thousands) is as follows:

	March 31, 2012	March 31, 2011
Income tax benefit at the statutory federal rate (35%)	$(48,264)	$(3,081)
(Increase) decrease resulting from nondeductible stock compensation	1,777	(257)
Decrease resulting from nontaxable loss on derivative liability	—	270
Other, net	18	9
Change in valuation allowance	46,469	3,059
Net	$—	$—

9. COMMITMENTS AND CONTINGENCIES

LITIGATION AND OTHER LEGAL MATTERS

From time to time, we and our subsidiaries are involved in business disputes that may occur in the ordinary course of business. We do not believe the outcome of such disputes or legal actions will have a material effect on our unaudited condensed consolidated financial statements.

COMMITMENTS AND CONTINGENCIES

Shareholder Lawsuits

On April 2, 2012, a lawsuit styled as a class action was filed in the U.S. District Court for the Southern District of Texas against us and our chief executive officer alleging that we made false and misleading statements that artificially inflated our stock prices.  On April 5, 2012, a purported derivative action was filed in the District Court of Harris County, Texas, against all of our directors alleging that the directors breached their fiduciary duties in connection with positive statements about our drilling operations and the Guinea Concession.

We review the status of on-going proceedings and other contingent matters with legal counsel.  Liabilities for such items are recorded if and when it is probable that a liability has been incurred and when the amount of the liability can be reasonably estimated.  Liabilities are periodically reviewed for adjustments based on additional information.

Contingent notes payable

Our subsidiary, SCS, has $350,000 remaining of a contingent note payable due to the former owners of SCS Corporation’s assets. It is payable in our common stock and it is payable only if SCS has net income in any given quarter. If SCS experiences net income in a quarter, 25% of the income will be paid against the note, until the contingency is satisfied.

CGG Veritas

On September 20, 2011, we entered into an Agreement for the Supply of Marine Seismic Data (“3D Seismic Contract”) with CGG Veritas (“Veritas”).  Under the terms of the 3D Seismic Contract, Veritas agreed to conduct the acquisition phase of a 4,000 square kilometer 3D seismic survey of the area that is subject to our rights, or Concession, to explore offshore Guinea.  Our goal in contracting for the 3D seismic survey is to investigate multiple possible deepwater submarine fans seen on 2D seismic data that was previously obtained by us.  The survey commenced in November 2011, using the survey vessel Oceanic Endeavour.  The cost for the survey, processing and other services is expected to total approximately $30.0 million gross, with our 77% share being $23.1 million. The costs incurred as of March 31, 2012 amount to $25.8 million with our 77% share being $19.9 million which is capitalized in unevaluated oil and gas properties.

The area of the 3D acquisition is just southwest and adjacent to one of the 3D surveys obtained by us in 2010. The new survey is expected to use Veritas BroadSeis broadband solution, which is expected to provide a more detailed image of the subsurface.  After acquisition, the data will be processed by Veritas, with completion of that work expected in early calendar 2013.

Operating Leases

We lease office space under long-term operating leases with varying terms. Most of the operating leases contain renewal and purchase options. We expect that in the normal course of business, the majority of operating leases will be renewed or replaced by other leases.

The following is a schedule by years of minimum future rental payments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of March 31, 2012:

Years ending June 30: (in thousands)
2012	$101
2013	316
2014	326
2015	229
2016	—
Total minimum payments required	$972

Rent expense included in net loss from operations for the three and nine month periods ended March 31, 2012 was $128,000 and $337,000 respectively, compared to $93,000 and $205,000 for the three and nine month periods ended March 31, 2011.

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

Overview

We are an independent oil and gas exploration company with large prospects in offshore Republic of Guinea (“Guinea”) in Northwest Africa pursuant to rights granted to us by Guinea under a Hydrocarbon Production Sharing Contract, as amended (the “Concession”).  We are the operator and hold a 77% interest.  Our participant, Dana Petroleum, PLC (“Dana”), which is a subsidiary of the Korean National Oil Corporation, holds the remaining 23% interest in the Concession.  We have conducted 2-dimensional (“2-D”) and 3-dimensional (“3-D”) surveys of a portion of the Concession. The acquisition phase of a new 3-D seismic survey covering approximately 4,000 square kilometers in the deeper water portion of the Concession was recently completed by the CGG Veritas Ocean Endeavor.

In October 2011 we commenced drilling operations on the Sabu-1 well.  In February 2012, the Sabu-1 well reached the planned total depth of 11,844 feet. The well encountered oil shows while drilling the targeted Upper Cretaceous section, and subsequent analyses of samples from the well indicate the presence of residual oil, in non-commercial quantities. As a result of this drilling outcome, as required by Full-Cost Accounting rules, we evaluated and moved to proved properties $112.1 million of costs which were then fully amortized though our Full-Cost Ceiling Test. The Sabu-1 results provide evidence that hydrocarbon generation has taken place in the basin, which we believe enhances the prospectivity of our Concession.

Processing of the new deeper water 3-D data set is in progress. The first preliminary time section results were received in March 2012.  Completion of that work is expected in early calendar year 2013. The cost for acquiring the survey, processing and other services is expected to total approximately $30.0 million gross, or $23.1 million for our 77% interest. Of these estimated costs, we have paid approximately $25.8 million on a gross basis as of March 31, 2012.

We intend to continue acquiring, exploring and developing oil and gas properties on a global basis.  At this time, we have no source of operating revenue and there is no assurance when we will, if ever.  We have no operating cash flows and will require substantial additional funds, through additional participants, securities offerings, or through other means, to fulfill our business plans.

In April 2012 we announced the engagement of Bank of America as an investment advisor to assist us in connection with the potential sale of an interest in the Concession.  We seek to sell, or “farm-out,” approximately half of our interest in the Concession to an experienced oil and gas company that would also serve as operator of the project going forward.  The farm-out process is expected to be completed by the end of calendar 2012.

Reportable segments

We have one reportable segment: our international operations in Guinea conducted through our subsidiary SCS. SCS is engaged in oil and gas exploration activities pertaining to offshore Guinea.

Results of Operations

Based on the factors discussed below the net loss for the nine months ended March 31, 2012 increased $129,095,000, from a net loss of $8,803,000, or $0.08 per share in the fiscal 2011 period to a net loss of $137,898,000 or $0.87 per share in the fiscal 2012 period primarily as a result of the full amortization of proved oil and gas properties and the write off of the prospective investment deposit discussed above in Note 2, Investment in Oil and Gas Properties, which together total $122,145,000.

Three months ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Revenues.  There were no revenues for the three months ended March 31, 2012 or 2011.

Depreciation.   Depreciation on property and equipment increased 130%, or $130,000 from the fiscal 2011 period to the fiscal 2012 period due to additional depreciation associated with assets placed in service over this period of time, which relate primarily to increases in office space as well as infrastructure required for initiation of our drilling program.

General and Administrative Expenses. Our general and administrative expenses were $4,893,000 and $2,571,000 for the three months ended March 31, 2012 and 2011, respectively. This represents an increase of 90% or, $2,322,000 from the fiscal 2011 period to the fiscal 2012 period. The increase in expense was attributable in part to a $1,313,000 increase in employee-related costs, of which approximately $398,000 was non-cash stock-based compensation related to options granted to employees and others. This was driven by an increase in our staff from 35 employees as of March 31, 2011 to 53 employees as of March 31, 2012. The staffing increase primarily related to personnel required for the initiation of our drilling program and growth in our business. Additionally, we have incurred approximately $809,000 in costs with respect to several prospective oil and gas investment opportunities in the current period.

Amortization and Write off of Costs. We fully amortized our proved oil and gas properties of $112,145,000 and have written off a prospective investment deposit of $10,000,000, as discussed above.

Other income (expense). Other income totaled $70,000 and $33,000 for the three months ended March 31, 2012 and 2011, respectively. The increase can be attributed to the realized current quarter gain on available-for-sale securities sold during the period.

Loss from Continuing Operations. Primarily as a result of the full amortization of proved oil and gas properties and the write off of the prospective investment deposit discussed above, which together total $122,145,000, our loss from operations increased by $124,560,000, from $2,638,000 in the three months ended March 31, 2011 to $127,198,000 for the three months ended March 31, 2012.

Nine months ended March 31, 2012 Compared to nine Months Ended March 31, 2011

Revenues.  There were no revenues for the nine months ended March 31, 2012 or 2011.

Depreciation.  Depreciation on property and equipment increased 169%, or $409,000 from the fiscal 2011 period to the fiscal 2012 period due to additional depreciation associated with assets placed in service over this period of time, which relate primarily to increases in office space and staffing as well as infrastructure required for initiation of our drilling program.

General and Administrative Expenses. Our general and administrative expenses were $14,971,000 and $7,838,000 for the nine months ended March 31, 2012 and 2011, respectively. This represents an increase of 91% or, $7,133,000 from the fiscal 2011 period to the fiscal 2012 period. The increase in expense was primarily attributable to a $3,488,000 increase in employee-related costs, of which approximately $1,870,000 was non-cash stock-based compensation related to options granted to employees and others. This was driven by an increase in our staff from 28 employees as of July 1, 2010 to 53 employees as of March 31, 2012. The staffing increase primarily related to personnel required for the initiation of our drilling program and growth in our business. Additionally, we have incurred approximately $3,325,000 in costs with respect to several prospective oil and gas investment opportunities in the current period.

Amortization and Write off of Costs. We fully amortized our proved oil and gas properties of $112,145,000 and have written off a prospective investment deposit of $10,000,000, as discussed above.

Other income (expense). Other income (expense) totaled expense of ($132,000) and ($724,000) for the nine months ended March 31, 2012 and 2011, respectively. The decrease is primarily the result of a loss on the warrant derivative liability in the prior fiscal period. In the fiscal 2011 period, we recognized a non-cash loss on the warrant derivative liability of $771,000. No such gain or loss was incurred on the warrant derivative liability in fiscal 2012 as the remaining warrants underlying the derivative were exercised during the second quarter of fiscal 2011.

Loss from Continuing Operations. Primarily as a result of the full amortization of proved oil and gas properties and the write off of the prospective investment deposit discussed above, which together total $122,145,000, our loss from operations increased by $129,095,000, from $8,803,000 in the nine months ended March 31, 2011 to $137,898,000 for the nine months ended March 31, 2012.

Liquidity and Capital Resources

Capital Resource Considerations

We completed drilling of our first exploration well, the Sabu-1 in February 2012.  Our current estimate of the cost of the Sabu-1 well, including demobilization costs which were in progress as of March 31, 2012, is approximately $120.9 million, or approximately $93.1 million for our 77% interest.  The high cost of the Sabu-1 adversely affected our cash position and liquidity.

On February 2, 2012, we closed the sale of 10,000,000 shares of our common stock and warrants to purchase 10,000,000 of our common shares in a registered direct public offering.  The net proceeds to us from the offering were approximately $28,173,000.  The February 2012 offering improved our cash position and liquidity, and we have adequate funds to conduct our current operations.  However, our ability to drill additional wells will depend on obtaining additional resources through sales of additional interests in the Concession, equity or debt financings, or through other means.  If we sell additional interests in the Concession, our percentage will decrease.  Although we have been successful in raising capital and entering into a key participation arrangement with Dana, we have no firm commitments for additional capital resources.  The terms of any such arrangements, if made, are unknown, and may not be advantageous.

In April 2012 we announced the engagement of Bank of America as an investment advisor to assist us in connection with the potential sale of an interest in the Concession.  We seek to sell, or “farm-out,” approximately half of our interest in the Concession to an experienced oil and gas company that would also serve as operator of the project going forward.  The farm-out process is expected to be completed by the end of calendar 2012.

Liquidity

On March 31, 2012, we had $44,197,000 in cash and $19,178,000 in restricted cash and we had $19,451,000 in liabilities. The liabilities are comprised of current liabilities of $19,320,000 and noncurrent liabilities of $131,000.

We were committed under the PSC to spud our first well by December 31, 2011, which we did on October 13, 2011, and to reach a specified minimum total depth, which we reached in February 2012.  We plan to use our existing cash to fund our portion of the remaining expenditures including demobilization costs related to the Sabu-1 well.  Of these estimated well costs, we have paid approximately $106.6 million on a gross basis, or approximately $82.1 million based on our current 77% interest, as of March 31, 2012.

Additionally, we entered into an Agreement for the Supply of Marine Seismic Data with CGG Veritas.  The cost for acquiring the survey, processing and other services is expected to total approximately $30.0 million gross, or $23.1 million based upon our current 77% interest in the Guinea Concession, of which, we have incurred $25.8 million on a gross basis as of March 31, 2012 or 19.9 million based upon our 77% share. We plan to use a portion of our existing cash to fund these remaining expenditures.

After giving effect for the remaining liabilities and excess supplies associated with the Sabu-1 well and for the remaining costs associated with the 3-D seismic survey, our cash would be in the range of $45-$50 million.

Net cash used in operating activities for continuing operations for the nine months ended March 31, 2012 was $5,742,000 compared to $9,699,000 for the nine months ended March 31, 2011. The decrease in cash used in operating activities is primarily a result of an increase in stock based compensation and in accounts payable. Cash used in investing activities for continuing operations for the nine months ended March 31, 2012 was $58,731,000 compared to $32,471,000 in the nine months ended March 31, 2011. This increase was primarily due to an increase in expenditures associated with the drilling of our first well, offset by proceeds from the sale of available for sale securities. There was net cash provided by financing activities for the nine months ended March 31, 2012 of $28,781,000 compared to $174,173,000 during the nine months ended March 31, 2011. We received approximately $166,062,000 in proceeds from the issuance of stock during fiscal 2011. Additionally, we received approximately $7,709,000 in proceeds from the exercise of warrants during the prior year period. This compares to the current period where we received $28,173,000 from the issuance of stock.

Capital Expenditures

During the first nine months of fiscal 2012, $100,968,000 was expended on oil and gas properties and $1,040,000 was expended on property plant and equipment, compared to $31,540,000 and $731,000 spent in the same period of fiscal 2011 on oil and gas properties and property, plant and equipment respectively.  Fiscal 2012 expenditures mostly pertained to costs associated with our drilling activity which commenced in October 2011 and our second 3-D survey which commenced in November 2011, while fiscal 2011 expenditures primarily related to the acquisition of our first 3-D seismic data on our Concession. These 2012 expenditures were primarily funded by $136 million of cash provided by the March 2011 equity offering.

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

While we have instituted controls which we feel will address our previously identified control weaknesses, testing of the effectiveness of those controls is currently taking place, and therefore our principal executive and principal financial officers concluded that our disclosure controls and procedures were not yet effective at March 31, 2012. To address the issues associated with our material weaknesses as described in our Annual Report on form 10-K, we have made changes in our internal controls over financial reporting to improve our control environment, including our implementation of enhanced compliance policies and procedures. We have taken steps in an effort to ensure our consolidated financial statements included in this quarterly report have been prepared in accordance with accounting principles generally accepted in the United States. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

We have been implementing and will aggressively continue to implement changes that are both organizational and process-focused to improve the control environment. The changes made through the date of this quarterly report include, among others:

We engaged Ernst & Young, LLP to assist management in conducting a review of our internal control environment and to advise us on remediating certain control deficiencies identified as of June 30, 2011 as well as in any area identified in this internal control review.

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

Part II Other Information

Item 1. Legal Proceedings.

On April 2, 2012, a lawsuit styled as a class action was filed in the U.S. District Court for the Southern District of Texas against us and our chief executive officer alleging that we made false and misleading statements that artificially inflated our stock prices.  On April 5, 2012, a purported derivative action was filed in the District Court of Harris County, Texas, against all of our directors alleging that the directors breached their fiduciary duties in connection with positive statements about our drilling operations and the Guinea Concession.

Item 1A. Risk Factors

Set forth below are updated risk factors, which supersede the risk factors previously set forth in our periodic reports, including those set forth in our Annual Report on Form 10-K for the year ended June 30, 2011.

Risks Relating to Our Business and the Industry in Which We Operate.

We depend on a single exploration asset.

The Concession is currently our single most important asset and constitutes our greatest potential for the future generation of revenue.  In addition to the exploratory well, the Sabu-1, that we recently drilled, we are required under the PSC to drill a minimum of one additional exploration well to a minimum depth of 2,500 meters below the seabed at a minimum cost of $15 million by September 21, 2016.  The PSC has other work and additional obligations that we will need to perform to maintain compliance with the PSC.  Failure to comply could subject us to risk of loss of the Concession.  In addition, oil and natural gas operations in Africa may be subject to higher political and security risks than operations in the United States.  Upon commencing operations at the Concession, any adverse development affecting our progress such as, but not limited to, the drilling and operational hazards described below, could result in damage to, or destruction of, any wells and producing facilities constructed on the Concession as well as damage to life.  Although we may acquire producing assets to diversify our asset base, given that the Concession is currently our only major asset, any adverse development affecting it could have a material adverse effect on our financial position and results of operations.

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

Offshore Guinea, the area of all of our exploration, appraisal and development efforts, has not yet proved to be an economically viable production area.  We know of only one exploration well drilled in the area of our Concession, a dry hole in 1977, prior to the recent drilling of our Sabu-1 well.  The Sabu-1 had hydrocarbon shows and contained indications of trace hydrocarbons, but not in commercial quantities. Although there have been significant technological advancements in geophysical and petroleum science since 1977, and we have acquired significant 2-D and 3-D seismic data, exploration activities are subject to a high degree of risk, and there is no assurance of a commercially successful discovery or production in this region.

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

Drilling wells is speculative and potentially hazardous.  Actual costs may be more than our estimates, and may not result in any discoveries. The cost of our recently drilled exploratory well was significantly higher than expected.

Exploring for and developing oil reserves involves a high degree of operational and financial risk, which precludes definitive statements as to the time required and costs involved in reaching certain objectives.  The budgeted costs of drilling, completing and operating wells are often exceeded.  The cost of our recently drilled exploratory well, the Sabu-1, was higher than we initially expected, primarily due to numerous delays and issues related to mechanical and operational matters on the rig, logistical delays resulting from limited port facilities in Guinea, and an expanded well logging program.  In addition, oil was not discovered in commercial quantities.  Based on the drilling outcome and accounting rules, we evaluated certain geological and geophysical related costs in unproved properties along with the drilling costs of the Sabu 1 and moved $112 million to proved properties and fully amortized the $112 million in proved properties on our Statements of Operations for the three months ended March 31, 2012.  Unexpected delays and increases in costs associated with wells drilled in the future, could adversely affect our results of operation, financial position, liquidity and business plans.

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

Our exploration plan in 2011 contemplated a two well exploration program using the same drilling rig, beginning with the Sabu-1 well, and continuing soon thereafter with a second well.  After consideration of the suitability and cost performance of that rig and the effect of the delays and increased cost on our liquidity and capital resources, we have deferred the commencement of our next exploration well.  Our ability to drill additional wells will depend on obtaining additional cash resources through sales of additional interests in the Concession, equity or debt financings, or through other means.  If we sell additional interests in the Concession, our percentage interest will decrease.  The terms of any capital raising arrangements may not be advantageous for us.

Our efforts to attract commercial partners may not be successful and any arrangements made may not be advantageous to us.

In April 2012 we announced the engagement of Bank of America as an investment advisor to assist us in connection with the potential sale of an interest in the Concession.  We seek to sell, or “farm-out,” approximately half of our interest in the Concession to an experienced oil and gas company that would also serve as operator of the project going forward.  Government of the Republic of Guinea approval will be sought for the formal transfer of a portion of our concession interest to a new party. The farm-out process is expected to be completed by the end of calendar 2012.  We may not be successful in attracting a commercial partner, or the commercial partner may not have the capital and operational resources, operations experience or familiarity with areas near or similar to the Concession, or other attributes that are deemed desirable by us.  If we enter into an arrangement, the terms may not be advantageous to us.  Any such arrangement will likely involve the transfer of a negotiated interest in the Concession, which could reduce the potential profitability of our interest in the Concession.  Because it is likely that we will provide for the new entity to become the operator, our ability to control and manage operations in the Concession will be diminished.

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

Our ability to raise additional capital will depend on the results of operations and the status of various capital and industry markets at the time such additional capital is sought.  Historically, we have been able to raise capital from equity sources to finance our activities, but there is no assurance that we will be able to do so in the future or on acceptable terms, if at all.  Further, we currently have no operating revenue.  While we believe we have sufficient resources to fund the remaining drilling costs, to complete the processing of the new deeper water 3D seismic survey and working capital for at least the next 12 months, additional capital will likely be required beyond this period.  If we do not obtain capital resources in the future, we may not be able to meet the obligations under the PSC and thereby could be required to surrender the Concession.  The Concession is our single most important asset and, although we are considering other opportunities, the loss of the Concession would significantly reduce our ability to eventually become a profit-generating company.

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

The closing price for our common stock has varied between a high of $5.58 on July 26, 2011 and a low of $0.80 on May 7, 2012 to date for the fiscal year ending on June 30, 2012.  This volatility may affect the price at which an investor could sell the common stock, and the sale of substantial amounts of our common stock could adversely affect the price of our common stock.  Our stock price is likely to continue to be volatile and subject to significant price and volume fluctuations in response to market and other factors, including the other factors discussed in “— Risks Relating to Our Business and the Industry in Which We Operate”; variations in our quarterly operating results from our expectations or those of securities analysts or investors; downward revisions in securities analysts’ estimates; and announcement by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments.

We may be subject to a continued listing standards notice from the New York Stock Exchange if the trading price of our common stock remains below $1.00 for thirty consecutive trading days.

Our common stock has traded recently below $1.00 per share. If the low trading price of our stock continues, we may be subject to a continued listing standards notice from the New York Stock Exchange (the “NYSE”).  Under NYSE rules, such notices may be issued when the average closing price of a company’s common stock is less than $1.00 per share over a period of 30 consecutive trading days.  If such notice is received, we will have six months following receipt of the notification to regain compliance with the minimum share price requirement.  We can regain compliance at any time during the six-month cure period if our common stock has a closing share price of at least $1.00 on the last trading day of any calendar month during the period and also has an average closing share price of at least $1.00 over the 30 trading-day period ending on the last trading day of that month or on the last day of the cure period. The NYSE rules also provide that, if we choose to take an action to cure the price condition that requires shareholder approval, we must inform the NYSE, obtain such shareholder approval by no later than our next annual meeting, and implement the action promptly thereafter.

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

We and our independent registered public accounting firm, in connection with the audit of our internal control over financial reporting, for the fiscal year ended June 30, 2011, have identified certain control deficiencies resulting from the lack of effective detective and monitoring controls being designed within internal control over financial reporting.  Such deficiencies related to oversight and review of information as prepared or received from external service providers covering marketable securities, income taxes and equity awards and over the presentation of the financial statements and the application of certain accounting principles. In addition, we identified certain control deficiencies in our general computer control environment, resulting from the lack of effective controls around the areas of approval and review of information technology changes and system security, including the enforcement of segregation of duties and appropriate user access restrictions.  While we have instituted controls which we feel will address our previously identified control weaknesses, testing of the effectiveness of those controls is currently taking place, and therefore our principal executive and principal financial officers concluded that our disclosure controls and procedures were not yet effective at March 31, 2012..  A failure to address any control deficiency could result in inaccuracies in our financial statements and could also impair our ability to comply with applicable financial reporting requirements.  As a result, our business and the market price of our shares may be adversely affected.

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

Item 6. Exhibits and Reports on Form 8-K

(A) Exhibit Number	Description

3.1.1	Certificate of Incorporation (1)

3.1.2	Certificate of Amendment of Certificate of Incorporation, dated January 21, 1997 (1)

3.1.3	Certificate of Amendment of Certificate of Incorporation, dated September 20, 1999 (1)

3.1.4	Certificate of Amendment of Certificate of Incorporation, dated December 22, 2003 (1)

3.1.5	Certificate of Amendment of Certificate of Incorporation, dated March 11, 2011 (2)

3.1.6	Series B Certificate of Designation (5)

3.2	Amended and Restated By-laws (23)

4.1	Form of Common Stock Certificate (3)

4.2	Warrant issued to Trendsetter Investors, LLC on June 12, 2007 (4)

4.3	Form of Common Stock Purchase Warrant issued to investors on February 2, 2012 (26)

10.1	Hydrocarbon Production Sharing Contract (PSA) between SCS Corporation and the Republic of Guinea, dated September 22, 2006 (6)

10.2	Amendment No. 1 to the Hydrocarbons Production Sharing Contract between SCS Corporation and the Republic of Guinea, dated March 25, 2010 (11)

10.3*	Employment Agreement between Hyperdynamics and Jason D. Davis, dated June 17, 2009 (8)

10.4*	Amendment No. 1 to the Employment Agreement between Hyperdynamics Corporation and Jason D. Davis, dated October 16, 2009 (20)

10.5*	Employment Agreement between Hyperdynamics and Ray Leonard, dated July 22, 2009 (9)

10.6*	Amendment No. 1 to Employment Agreement between Hyperdynamics Corporation and Ray Leonard, dated December 11, 2009 (15)

10.7	Sale and Purchase Agreement between Hyperdynamics Corporation and Dana Petroleum (E&P) Limited, effective as of December 4, 2009 (12)

10.8	Letter Agreement between Hyperdynamics Corporation and Dana Petroleum (E&P) Limited, dated December 2, 2009 (12)

10.9	Operating Agreement between SCS Corporation and Dana Petroleum (E&P) Limited, dated January 28, 2010 (16)

10.10	Lease Agreement between Hyperdynamics Corporation and Parkway Properties LP, dated December 29, 2009 (17)

10.11	Memorandum of Understanding between the Government of the Republic of Guinea and SCS Corporation, dated September 11, 2009 (English translation) (7)

10.14	Marine 2D Seismic Data Acquisition Services Agreement between Hyperdynamics Corporation and Bergen Oilfield Services AS of Norway, dated September 29, 2009 (18)

10.15	3D Seismic Contract between PGS Geophysical AS, Norway and Hyperdynamics Corporation, dated June 11, 2010 (21)

10.17*	2010 Equity Incentive Plan (10)

10.18*	Form of Incentive Stock Option Agreement (10)

10.19*	Form of Non-Qualified Stock Option Agreement (10)

10.20*	Form of Restricted Stock Agreement (10)

10.21	Master Service Agreement for Geophysical Data Processing Services between SCS Corporation and PGS Data Processing, Inc., dated July 2, 2010 (21)

10.22	Supplemental Agreement No. 1 to Master Service Agreement between SCS Corporation and PGS Data Processing, Inc., dated July 2, 2010 (21)

10.23	Form of Stock Purchase Agreement, dated November 3, 2010 among Hyperdynamics Corporation and the Investors (22)

10.24	Form of Registration Rights Agreement, dated November 3, 2010 among Hyperdynamics Corporation and the Investors (22)

10.25	Contract Number: AGR/C105/10 between SCS Corporation and AGR Peak Well Management Limited for Provision of Well Construction Management Services, including LOGIC General Conditions as Appendix I (13)

10.26	Employment Agreement between Hyperdynamics and Paul C. Reinbolt effective August 8, 2011 (24)

10.27	Agreement for the Supply of Marine Seismic Data Application and Processing Services, dated September 20, 2011 between SCS Corporation and CGG Veritas Services SA (25)

10.28	Form of Securities Purchase Agreement, dated January 30, 2012, between Hyperdynamics Corporation and investors in the offering (26)

10.29	Placement Agency Agreement, dated January 30, 2012, by and between Hyperdynamics Corporation and Rodman & Renshaw, LLC (26)

14.1	Code of Ethics (1)

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

Hyperdynamics Corporation
(Registrant)

By:	/s/ Ray Leonard
Ray Leonard
Chief Executive Officer

Dated: May 9, 2012

By:	/s/ Paul Reinbolt
Paul Reinbolt
Chief Financial Officer

Dated: May 9, 2012

By:	/s/ David Wesson
David Wesson
Principal Accounting Officer

Dated: May 9, 2012

Exhibit Index

Exhibit Number	Description
3.1.1	Certificate of Incorporation (1)

3.1.2	Certificate of Amendment of Certificate of Incorporation, dated January 21, 1997 (1)

3.1.3	Certificate of Amendment of Certificate of Incorporation, dated September 20, 1999 (1)

3.1.4	Certificate of Amendment of Certificate of Incorporation, dated December 22, 2003 (1)

3.1.5	Certificate of Amendment of Certificate of Incorporation, dated March 11, 2011 (2)

3.1.6	Series B Certificate of Designation (5)

3.2	Amended and Restated By-laws (23)

4.1	Form of Common Stock Certificate (3)

4.2	Warrant issued to Trendsetter Investors, LLC on June 12, 2007 (4)

4.3	Form of Common Stock Purchase Warrant issued to investors on February 2, 2012 (26)

10.1	Hydrocarbon Production Sharing Contract (PSA) between SCS Corporation and the Republic of Guinea, dated September 22, 2006 (6)

10.2	Amendment No. 1 to the Hydrocarbons Production Sharing Contract between SCS Corporation and the Republic of Guinea, dated March 25, 2010 (11)

10.3*	Employment Agreement between Hyperdynamics and Jason D. Davis, dated June 17, 2009 (8)

10.4*	Amendment No. 1 to the Employment Agreement between Hyperdynamics Corporation and Jason D. Davis, dated October 16, 2009 (20)

10.5*	Employment Agreement between Hyperdynamics and Ray Leonard, dated July 22, 2009 (9)

10.6*	Amendment No. 1 to Employment Agreement between Hyperdynamics Corporation and Ray Leonard, dated December 11, 2009 (15)

10.7	Sale and Purchase Agreement between Hyperdynamics Corporation and Dana Petroleum (E&P) Limited, effective as of December 4, 2009 (12)

10.8	Letter Agreement between Hyperdynamics Corporation and Dana Petroleum (E&P) Limited, dated December 2, 2009 (12)

10.9	Operating Agreement between SCS Corporation and Dana Petroleum (E&P) Limited, dated January 28, 2010 (16)

10.10	Lease Agreement between Hyperdynamics Corporation and Parkway Properties LP, dated December 29, 2009 (17)

10.11	Memorandum of Understanding between the Government of the Republic of Guinea and SCS Corporation, dated September 11, 2009 (English translation) (7)

10.14	Marine 2D Seismic Data Acquisition Services Agreement between Hyperdynamics Corporation and Bergen Oilfield Services AS of Norway, dated September 29, 2009 (18)

10.15	3D Seismic Contract between PGS Geophysical AS, Norway and Hyperdynamics Corporation, dated June 11, 2010 (21)

10.17*	2010 Equity Incentive Plan (10)

10.18*	Form of Incentive Stock Option Agreement (10)

10.19*	Form of Non-Qualified Stock Option Agreement (10)

10.20*	Form of Restricted Stock Agreement (10)

10.21	Master Service Agreement for Geophysical Data Processing Services between SCS Corporation and PGS Data Processing, Inc., dated July 2, 2010 (21)

10.22	Supplemental Agreement No. 1 to Master Service Agreement between SCS Corporation and PGS Data Processing, Inc., dated July 2, 2010 (21)

10.23	Form of Stock Purchase Agreement, dated November 3, 2010 among Hyperdynamics Corporation and the Investors (22)

10.24	Form of Registration Rights Agreement, dated November 3, 2010 among Hyperdynamics Corporation and the Investors (22)

10.25	Contract Number: AGR/C105/10 between SCS Corporation and AGR Peak Well Management Limited for Provision of Well Construction Management Services, including LOGIC General Conditions as Appendix I (13)

10.26	Employment Agreement between Hyperdynamics and Paul C. Reinbolt effective August 8, 2011 (24)

10.27	Agreement for the Supply of Marine Seismic Data Application and Processing Services, dated September 20, 2011 between SCS Corporation and CGG Veritas Services SA (25)

10.28	Form of Securities Purchase Agreement, dated January 30, 2012, between Hyperdynamics Corporation and investors in the offering (26)

10.29	Placement Agency Agreement, dated January 30, 2012, by and between Hyperdynamics Corporation and Rodman & Renshaw, LLC (26)

14.1	Code of Ethics (1)

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