Form 10-K
period 2012-06-30
HYPERDYNAMICS CORP
filed 2012-09-13
CIK 937136

Use these links to rapidly review the document

Index to Financial Statements

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2012
or
☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 001-32490

HYPERDYNAMICS CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	87-0400335 (IRS Employer Identification Number)
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes    ☐ No

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in herein, and will not be contained, to the best of the registrant's knowledge , in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act) ☐ Yes    ☒ No

        As of December 31, 2011, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $383,267,850 based on the closing sale price as reported on the NYSE. We had 167,425,232 shares of common stock outstanding on September 6, 2012.

PART I

CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION

        This Report contains "forward-looking statements" within the meaning of Section 27 A of the Securities Act of 1933, as amended, and Section 21 E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include statements concerning plans, objectives, goals, strategies, expectations, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "plan," "project," "anticipate," "estimate," "believe," or "think." Forward-looking statements involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. We assume no duty to update or revise our forward-looking statements based on changes in plans or expectations or otherwise.

        As used herein, references to "Hyperdynamics," "Company," "we," "us," and "our" refer to Hyperdynamics Corporation and our subsidiaries.

Item 1.    Business

Overview

        We are an independent oil and gas exploration company that was incorporated in 1996 as a Delaware corporation with large prospects in offshore Republic of Guinea ("Guinea") in Northwest Africa pursuant to rights granted to us by Guinea (the "Concession") under a Hydrocarbon Production Sharing Contract, as amended ("PSC"). We are the operator and hold a 77% interest. Our participant, Dana Petroleum, PLC ("Dana"), which is a subsidiary of the Korean National Oil Corporation, holds the remaining 23% interest in the Concession.

        In October 2011, we commenced drilling operations on the Sabu-1 well. In February 2012, the Sabu-1 well reached the planned total depth of 3,600 meters. The well encountered oil shows while drilling the targeted Upper Cretaceous section and our well-log interpretations indicated the presence of residual oil in non-commercial quantities. Subsequent analysis of rock samples from the well has confirmed the presence of hydrocarbons in fluid inclusions in the rock. We believe: (1) the Sabu-1 well was not a commercial success because of the lack of reservoir seal (such as marine shales or reservoir-seal pairs) needed for a commercial accumulation, and (2) that the evidence that hydrocarbon generation has taken place in the basin enhances the prospectivity of our Concession.

        We have conducted 2-dimensional ("2D") and 3-dimensional ("3D") surveys of a portion of the Concession. The acquisition phase of the most recent 3D seismic survey covering approximately 4,000 square kilometers in the deeper water portion of the Concession was recently completed by the CGG Veritas Ocean Endeavor. Processing of the most recent 3D data set is in progress. The first preliminary time section results were received in March 2012. Completion of this processing work is expected in early calendar year 2013. The cost for acquiring the survey, processing and other services is expected to total approximately $30.0 million gross, or $23.1 million for our 77% interest. Of these estimated costs, we have incurred approximately $26.3 million on a gross basis as of June 30, 2012.

        We seek to sell, or farm-out, a 40% interest in the Concession to an experienced oil and gas company that would also serve as operator of the project going forward. Several companies are reviewing our data, and we expect the farm-out process to be completed by the end of calendar year 2012.

        We intend to continue acquiring, exploring and developing oil and gas properties. At this time, we have no source of operating revenue and there is no assurance when we will, if ever. We have no operating cash flows and will require substantial additional funds, through additional participants, securities offerings, or through other means, to fulfill our business plans.

        Our principal executive offices are located at 12012 Wickchester Lane, Suite 475, Houston, Texas 77079, and our telephone number is (713) 353-9400.

OPERATIONS OFFSHORE GUINEA

The PSC

        We have been conducting exploration work related to offshore Guinea since 2002. On September 22, 2006, we, acting through our wholly owned subsidiary, SCS Corporation Ltd ("SCS"), entered into the PSC with Guinea. Under that agreement, we were granted certain exclusive contractual rights by Guinea to explore and exploit offshore oil and gas reserves, if any, off the coast of Guinea. We refer to the rights granted to us by Guinea as the Concession and to the offshore area subject to the Concession as the "Contract Area."

        On March 25, 2010, we entered into Amendment No. 1 to the PSC with Guinea (the "PSC Amendment"). In May 2010, the government of Guinea issued a Presidential Decree approving the PSC, as amended by the PSC Amendment. The PSC Amendment clarified that we retained a Contract Area of approximately 9,650 square miles, which is approximately equivalent to 30% of the original Contract Area under the PSC, following a December 31, 2009 relinquishment of approximately 70% of the original Contract Area. The PSC Amendment requires that we relinquish an additional 25% of the retained Contract Area by September 30, 2013. Under the terms of the PSC Amendment, the first exploration period ended and the Company entered into the second exploration period on September 21, 2010. The second exploration period runs until September 2013, may be renewed to September 2016 and may be extended for one additional year to allow the completion of a well in process and for two additional years to allow the completion of the appraisal of any discovery made. Under the PSC Amendment, we were required to drill an exploration well, which had to be commenced by year-end 2011, and drilled to a minimum depth of 2,500 meters below seabed. This requirement was satisfied with the drilling of the Sabu-1 well which was commenced during October of 2011 and reached the minimum depth of 2,500 meters below the seabed in February of 2012. We were also required to acquire at least 2,000 square kilometers of 3D seismic data which was satisfied by the 3,600 square kilometer seismic acquisition in 2010-2011. To satisfy the September 2013-2016 work requirement, we are required to drill an additional exploration well, which is to be commenced by the end of September 2016, to a minimum depth of 2,500 meters below seabed. The PSC Amendment requires the expenditure of $15 million on each of the exploration wells ($30 million in the aggregate). We spent greater than $15 million on the first exploration well and we expect the cost of our next exploration well to be significantly greater than $15 million.

        Fulfillment of work obligations exempts us from expenditure obligations, and exploration work in excess of minimum work obligations for each exploration period may be carried forward to the following exploration period.

        Under the PSC Amendment, Guinea may participate in development of any discovery at a participating interest of up to 15% of costs being carried for its share. The cost of that carry is to be recovered out of 62.5% of Guinea's share of cost and profit oil. The PSC Amendment removed the right of first refusal held by us covering the relinquished acreage under the original PSC. The PSC Amendment clarified that only those eligible expenditures, which were made following the date the PSC was signed, on September 22, 2006, are eligible for cost recovery. We are required to establish an annual training budget of $200,000 for the benefit of Guinea's oil industry personnel, and we are also obligated to pay an annual surface tax of $2.00 per square kilometer on our retained Concession acreage. The PSC Amendment also provides that should the Guinea government note material differences between provisions of the PSC Amendment and international standards or the Petroleum Code, the parties will renegotiate the relevant articles.

Assignment of Participating Interest to Dana

        On December 4, 2009, we entered into a Sale and Purchase Agreement ("SPA") with Dana for Dana to acquire a 23% participating interest in the PSC. On January 28, 2010, we closed on the transaction with Dana, and we entered into an Assignment of Participating Interest (the "Assignment"), a Deed of Assignment and Joint Operating Agreement ("JOA"). Pursuant to the Assignment, we assigned to Dana an undivided 23% of our participating interest in the contractual interests, rights, obligations and duties under the PSC. As required by the PSC, the Deed of Assignment was delivered as the necessary notice of the Assignment to be given to the Guinean government.

        As part of the obligation to bear the proportionate share of costs, the SPA required Dana to make a cash payment to us upon closing the Assignment to Dana in the amount of $1.7 million for Dana's pro-rata portion of accrued expenditures associated with our marine 2D seismic data acquisition program within the Contract Area. The $1.7 million payment was received by us on February 4, 2010 and was recorded as a reduction in the carrying value of our Concession.

Joint Operating Agreement

        In May 2010, we received an administrative order from the Ministry of Mines and Geology of Guinea, referred to as an arrêté, confirming the Guinea government's approval of the assignment of a 23% participating interest in the PSC to Dana. On May 20, 2010, we received a payment of $19.6 million in cash from Dana as payment for the assigned 23% participating interest in the contractual interests, rights, obligations and duties under the PSC.

        The JOA appoints us as the operator for purposes of conducting oil and gas exploration and production activities within the retained Contract Area. We share operating costs of joint operations with Dana in proportion to the parties' respective participating interests (Hyperdynamics, 77% and Dana, 23%). An operating committee and voting procedures are established in the JOA whereby managerial and technical representatives of Hyperdynamics and Dana make decisions regarding joint operations, exploration and appraisal of commercial discoveries, and the disposition of commercial production. The JOA places restrictions upon the transfer of the parties' respective participating interests in the form of a right of first purchase that is triggered by a proposed transfer.

PGS Geophysical AS, Norway

        On June 11, 2010, we entered into an Agreement for the Supply of Marine Seismic Data ("PGS Seismic Contract") with PGS Geophysical AS, Norway ("PGS"). Under the terms of the PGS Seismic Contract, PGS agreed to conduct the acquisition phase of a 3,635 square kilometer 3D seismic survey of the area that is subject to our rights, or concession, to explore and exploit offshore oil and gas reserves off the coast of Guinea. The intended purpose of the PGS seismic survey was to obtain detailed imaging of the multiple prospects which were identified from our prior 2D seismic data acquisition over the Concession.

        Under the terms of the PGS Seismic Contract, PGS agreed to carry out the survey in two separate portions that commenced in August 2010. The acquisition work was completed in December 2010, with a final cost under the PGS Seismic Contract of approximately $24.7 million, including mobilization and demobilization expenses. Our share of the cost was 77% of that amount, or approximately $19.0 million.

PGS Americas, Inc.

        We contracted with PGS Americas, Inc. to process the data from the PGS seismic acquisition surveys completed in December 2010. The processing work was completed in June 2011 with a final cost of approximately $3.5 million with our 77% share being approximately $2.7 million.

CGG Veritas

        The acquisition phase of the most recent 3D seismic survey covering approximately 4,000 square kilometers in the deeper water portion of the Concession (referred to as Survey C) was recently completed by the CGG Veritas Ocean Endeavor. Processing of the most recent 3D data set is in progress. Completion of this processing work is expected in early calendar year 2013. The cost for acquiring the survey, processing and other services is expected to total approximately $30.0 million gross, or $23.1 million based upon our current 77% interest in the Guinea Concession, of which, we have paid $25.8 million on a gross basis as of June 30, 2012 or $19.9 million based upon our 77% share.

AGR Peak Well Management Limited

        We contracted with AGR Peak Well Management Limited ("AGR") to manage our exploration drilling project in offshore Republic of Guinea and to handle well construction project management services, logistics, tendering and contracting for materials as well as overall management responsibilities for the drilling program. The Sabu-1 well was drilled under this contract. The cost incurred on the Sabu-1 well is approximately $125.9 million, or approximately $96.9 million for our 77% interest which was significantly higher than expected. On June 21, 2012, our wholly-owned subsidiary, SCS, filed suit against AGR following unsuccessful negotiations to address cost overruns associated with the Sabu-1 well.

Exploration Strategies and Work to Date

        Our business plan incorporates a multi-channel approach to exploring and developing our Contract Area under the PSC. We plan to continue to develop and evaluate drilling targets and complete technical work and planning with Dana. We have completed the acquisition phase of the most recent 3D seismic survey covering approximately 4,000 square kilometers on our Contract Area. This most recent 3D survey allows us to study Upper Cretaceous submarine fan structures along the Transform Margin trend of Guinea.

        From the inception of our involvement in Guinea beginning in 2002, we have accomplished critical exploration work including:

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

  •
  third party interpretation and analysis of our seismic data, performed by PGS;

  •
  reconnaissance within Guinea to evaluate drilling infrastructure, support services, and the operating environment;

  •
  a 2,800 kilometer 2D seismic data shoot, the processing of the seismic data acquired, and the evaluation of that data and data that had been acquired in the past;

  •
  an oil seep study performed by TDI Brooks;

  •
  a 10,400 kilometer 2D seismic data shoot, the processing of the seismic data acquired, and the evaluation of that data;

  •
  a 3,635 square kilometer 3D seismic data shoot, the processing of the seismic data acquired, and the evaluation of that data;

  •
  completion of the drilling of the Sabu-1, an exploratory well and continuing evaluation of core and fluid samples from that well bore; and

  •
  a 4,000 square kilometer 3D seismic data shoot, the continuing processing of the seismic data acquired, and the evaluation of that data.

        We are currently seeking to sell, or farm-out, a 40% interest in the Concession to an experienced oil and gas company that would also serve as operator of the project going forward. Several companies are reviewing our data, and we expect the farm-out process to be completed by the end of calendar year 2012.

Political Climate and Social Responsibility in Guinea

        We established in Guinea, SCS Guinea SARL ("SCSG"), as a wholly owned subsidiary of SCS. SCSG's results are included in SCS. SCSG maintains a visible in-country presence and conducts public relations programs to educate the Guinea people and its government about the importance of their petroleum resources and our role in helping Guinea realize the benefits from exploiting these resources. As part of the public relations program, SCSG makes donations to projects which improve conditions in villages, to non-governmental organizations, to schools, and to religious organizations in order to support these efforts as well as to cultivate positive public sentiment towards us in Guinea. Guinea is an emerging democracy, and it has unique social, political, and economic challenges. Public opinion strongly influences the political decision-making process. Therefore, our public relations and social programs support a strategy to maintain a positive corporate image for us in Guinea.

DESCRIPTION OF OIL AND GAS PROPERTIES

        The Contract Area is located in the Transform Margin play, offshore Guinea. We have the exclusive exploration and production rights to explore and develop approximately 9,650 square miles in offshore Guinea (see map below).

        Our prospects are set in an underexplored basin among multiple highly prospective trends with multiple play types: Turbidite fans, 4-way closures and Neocomian-age Carbonates.

        The concession has had two wells drilled to date: the GU-2B-1 well (1977) and the Sabu-1 well (2012). The GU-2B-1 well was drilled by another company in 100 meters of water reaching a total depth of 3,353 meters below sea level. Drilling of the Sabu-1 well, was finished in February 2012 in 710 meters of water with the Jasper Explorer Drillship, reaching a total depth of 3,601 meters below sea level.

        The GU-2B-1 well drilled in 1977 demonstrated good Upper Cretaceous shelf reservoirs and source rock. The oil seep and oil slick evaluation done by us in 2009 indicated a working petroleum system with mature Upper Cretaceous marine source. Well data from the Sabu-1 well also confirmed to us the presence of a working petroleum system. Hydrocarbons in fluid inclusions in the rock drilled in the well demonstrate that the well was part of an oil-migration pathway, and oil and gas shows during drilling of the well indicate the presence of hydrocarbons in the upper Cretaceous section. Our well-log interpretations indicated residual oil (noncommercial oil saturations) in a 400-meter section of the Upper Cretaceous. The fluid sampling of Upper Cretaceous intervals did not find movable oil. Our interpretation is that the Sabu-1 well was not a commercial success because it lacked a reservoir seal (such as thick marine shales or reservoir-seal pairs) needed for a commercial accumulation.

        The Concession is covered by approximately 18,200 kilometers of 2D seismic acquired by us and 7,635 square kilometers of 3D seismic (with 4,000 square kilometers acquired during fiscal 2012 in the deepwater portion of the block). The most recent 3D seismic (Survey C), currently being interpreted using an early "fast-track" version of processing, shows thick wedges of sediment that may contain deep water sandstone reservoirs with marine shale seals which can trap significant oil accumulations, similar to recent discoveries on trend. The Sabu-1 well results, demonstrating good reservoir and a working petroleum system, should de-risk the deeper water exploration program and support the possibility of a continuation into Guinea of the oil-prone play along the Equatorial Atlantic margin.

        Multiple recent discoveries have been made by other companies along the Equatorial Atlantic margin (the Transform Margin play), extending from Ghana to Sierra Leone and now possibly into Guinea. In addition, the Central North Atlantic margin of northwest Africa, located to the north, appears to continue southward into offshore Guinea and the northern portion of the PSC. Accordingly, the discoveries and producing fields along the Central North Atlantic margin from Mauritania through Senegal and Guinea Bissau indicate to us additional exploration potential for the northern portion of the Concession.

        During the remainder of 2012, we intend to continue to process and interpret the 3D seismic survey over the deep water fan trend and analyze the Sabu-1 well data with an intention to initiate a new drilling program. The 3D seismic profile from fast track processing of 2012 survey represents an early view of the most recent 3D survey (Survey C) where deep-water submarine fan geometries can be seen.

Reserves Reported To Other Agencies

        We have not reported any estimates of proved or probable net oil or gas reserves to any federal authority or agency since July 1, 2008, on producing properties owned in the United States at that time, but subsequently sold in 2009.

Production

        As a result of the 2009 sale of our oil and gas operations located in the United States, we currently have no producing properties and have had no production during the years covered by these financial statements.

Delivery Commitments

        We currently have no existing contracts or agreements obligating us to provide a fixed or determinable quantity of oil or gas in the future.

Employees and Independent Contractors

        As of September 6, 2012, we have 35 full time employees based in the United States, 2 full time employees in the United Kingdom and 9 full time employees in Guinea. Additionally, we use independent contractors in the United States and the United Kingdom to help manage fixed overhead expenses. No employees are represented by a union.

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

Productive Wells and Acreage; Undeveloped Acreage

        We currently do not have any productive oil or gas wells, and do not have any developed acres (i.e. acres spaced or assignable to productive wells). The following table sets forth undeveloped acreage that we held as of June 30, 2012:

	Undeveloped Acreage(1)(2)
	Gross Acres	Net Acres
Foreign
Offshore Guinea	6,176,000	4,755,520

Total(3)	6,176,000	4,755,520

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

Drilling Activity

        An exploratory well is a well drilled to find and produce crude oil or natural gas in an unproved area, to find a new reservoir in a field previously found to be productive of crude oil or natural gas in another reservoir, or to extend a known reservoir. A development well is a well drilled within the proved area of a crude oil or natural gas reservoir to the depth of a stratigraphic horizon known to be productive. We drilled no development wells for each of the years ended June 30, 2012, 2011 or 2010.

        In October 2011, we commenced drilling operations on the Sabu-1 well. In February 2012, the Sabu-1 exploratory well reached the planned total depth of 3,600 meters. We drilled no exploratory wells for the years ended June 30, 2011 or 2010.

Geographical Information

        The following table sets out long-lived assets associated with Guinea, including our investment in the Concession offshore Guinea as well as fixed assets:

	June 30, 2012	June 30, 2011	June 30, 2010
Long-lived assets related to Guinea	$39,617,000	$36,716,000	$339,000

        The seismic data we have collected and our geological and geophysical work product are maintained in our offices in the United States. The June 30, 2012 amount of $39.6 million is net of $116.3 million of costs which were fully amortized though our Full-Cost Ceiling Test as a result of the Sabu-1 exploratory well being non-commercial.

Cost of Compliance with Environmental Laws

        Environmental laws have not materially hindered nor adversely affected our business. Capital expenditures relating to environmental control facilities have not been prohibitive to our operations. We believe we are in compliance with all applicable environmental laws.

Available Information

        We are currently subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We file periodic reports, proxy materials and other information with the SEC. In addition, we expect to furnish stockholders with annual reports containing audited financial statements certified by our independent registered public accounting firm and interim reports containing unaudited financial information as may be necessary or desirable. We will provide without charge to each person who receives a copy of this report, upon written or oral request, a copy of any information that is incorporated by reference in this report (not including exhibits to the information that is incorporated by reference unless the exhibits are themselves specifically incorporated by reference). Such request should be directed to: Jason Davis, Secretary, Hyperdynamics Corporation, 12012 Wickchester Lane, Suite 475, Houston, Texas 77079, voice: (713) 353-9400, fax: (713) 353-9421. Our website Internet address is www.hyperdynamics.com.

        We provide free of charge on our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable.

        Members of the public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, and Washington, DC 20549. Members of the public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The Internet address of the Commission is www.sec.gov. That website contains reports, proxy and information statements and other information regarding issuers, like Hyperdynamics, that file electronically with the Commission. Visitors to the Commission's website may access such information by searching the EDGAR database.

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

        The Concession is currently our single most important asset and constitutes our greatest potential for the future generation of revenue. In addition to the exploratory well, the Sabu-1, that we recently drilled, we are required under the PSC to drill a minimum of one additional exploration well to a minimum depth of 2,500 meters below the seabed at a minimum cost of $15 million by September 21, 2016. The PSC has other work and additional obligations that we will need to perform to maintain compliance with the PSC. Failure to comply could subject us to risk of loss of the Concession. In addition, oil and natural gas operations in Africa may be subject to higher political and security risks than operations in the United States. Any adverse development affecting our operations such as, but not limited to, the drilling and operational hazards described below, could result in damage to, or destruction of, any wells and producing facilities constructed on the Concession as well as damage to life. Although we may acquire producing assets to diversify our asset base, given that the Concession is currently our only major asset, any adverse development affecting it could have a material adverse effect on our financial position and results of operations.

We have no proved reserves and our exploration program may not yield oil in commercial quantities or quality, or at all.

        We have no proved reserves. We have drilled one exploratory well which had non-commercial results. We have identified leads based on seismic and geological information that indicates the potential presence of oil. However, the areas we decide to drill may not yield oil in commercial quantities or quality, or at all. Even when properly used and interpreted, 2D and 3D seismic data and visualization techniques are only tools used to assist geoscientists in identifying subsurface structures and hydrocarbon indicators and do not enable the interpreter to know whether hydrocarbons are, in fact, present in those structures. Accordingly, we do not know if any of our prospects will contain oil in sufficient quantities or quality to recover drilling and completion costs or to be economically viable. Even if oil is found in commercial quantities, construction costs of oil pipelines or floating production systems, as applicable, and transportation costs may prevent such leads from being economically viable. If our exploration efforts do not prove to be successful, our business, financial condition and results of operations will be materially adversely affected.

        Offshore Guinea, the area of all of our exploration, appraisal and development efforts, has not yet proved to be an economically viable production area. We know of only one exploration well drilled in the area of our Concession, a dry hole in 1977, prior to the recent drilling of our Sabu-1 well. The Sabu-1 well encountered oil shows while drilling the targeted Upper Cretaceous section and our well-log interpretations indicated the presence of residual oil in non-commercial quantities. Subsequent analysis of rock samples from the well has confirmed the presence of hydrocarbons in fluid inclusions in the rock. Although there have been significant technological advancements in geophysical and petroleum science since 1977, and we have acquired significant 2D and 3D seismic data, exploration activities are subject to a high degree of risk, and there is no assurance of a commercially successful discovery or production in this region.

We will need additional funding to drill additional exploratory wells, and such funding, if available, may not be on terms advantageous to us.

        Our ability to drill additional wells will depend on obtaining additional cash resources through sales of additional interests in the Concession, equity or debt financings, or through other means. If we sell additional interests in the Concession, our percentage ownership interest will decrease. The terms of any capital raising arrangements may not be advantageous for us.

Our efforts to attract commercial partners may not be successful and any arrangements made may not be advantageous to us.

        In April 2012, we announced the engagement of Bank of America Merrill Lynch as an investment advisor to assist us in connection with the potential sale of an interest in the Concession. We seek to sell, or "farm-out," a 40% interest in the Concession to an experienced oil and gas company that would also serve as operator of the project going forward. Government of the Republic of Guinea approval will be sought for the formal transfer of a portion of our concession interest to a new party. The farm-out process is expected to be completed by the end of calendar year 2012. We may not be successful in attracting a commercial partner, or the commercial partner may not have the capital and operational resources, operations experience or familiarity with areas near or similar to the Concession, or other attributes that are deemed desirable by us. If we enter into an arrangement, the terms may not be advantageous to us. Any such arrangement will likely involve the transfer of a negotiated interest in the Concession, which could reduce the potential profitability of our interest in the Concession. Because it is likely that we will provide for the new entity to become the operator, our ability to control and manage operations in the Concession will be diminished

The PSC is subject to renegotiation under certain conditions, which may have an adverse impact upon our operations and profitability.

        The PSC provides that should the Guinea government note material differences between provisions of the PSC and international standards or the Guinea Petroleum Code, the parties will renegotiate the relevant articles of the PSC. If the Guinea government identifies material differences between the PSC's provisions and international standards or the Guinea Petroleum Code, there is no assurance that we will be able to negotiate an acceptable modification to the PSC. If the parties are not successful in renegotiating the relevant articles of the PSC, the parties may be required to submit the matter to international arbitration. There is no assurance that any arbitration would be successful or otherwise lead to articles that are more favorable to us than the present articles. Therefore, the results of such negotiations or arbitration could be unfavorable to us and, as a result, could have a material adverse effect on our business, financial position, results of operation and future cash flows.

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

We have claims and lawsuits against us that may result in adverse outcomes.

        We are subject to a variety of claims and lawsuits concerning shareholder claims and other matters. Adverse outcomes in some or all of these claims may result in significant monetary damages or limit our ability to engage in our business activities. While we have director and officer insurance, it may not apply to or fully cover any liabilities we incur as a result of these lawsuits. Although management currently believes resolving all of these matters, individually or in the aggregate, will not have a material adverse impact on our financial statements, the litigation and other claims are subject to inherent uncertainties and management's view of these matters may change in the future. A material adverse impact on our financial statements also could occur for any period it was determined that an unfavorable final outcome is probable and reasonably estimable.

An inability to resolve the legal dispute associated with the cost of drilling the Sabu-1 well could adversely affect our consolidated results of operations and liquidity.

        Our wholly-owned subsidiary, SCS, has a pending lawsuit against AGR following unsuccessful negotiations to address the cost overruns associated with the Sabu-1 well. Although management believes this matter will not have a material adverse impact on our consolidated results of operations, the litigation and other claims are subject to inherent uncertainties and management's view of these matters may change in the future. To date, AGR has not yet filed its defense in this matter; however, we expect AGR to deny liability and to file a counterclaim against SCS. Also, AGR has made claims for additional cost of $8.5 million on a gross basis or $6.5 million based on our 77% share, which we dispute and have not included in our cost recorded to date. Resolution of this dispute may result in the recovery by us of a portion of the costs incurred to date, but an adverse outcome in this dispute may result in significant additional liability and may negatively impact our consolidated results of operations and liquidity.

Drilling wells is speculative and potentially hazardous. Actual costs may be more than our estimates, and may not result in any discoveries. The cost of our recently drilled exploratory well was significantly higher than expected.

        Exploring for and developing oil reserves involves a high degree of operational and financial risk, which precludes definitive statements as to the time required and costs involved in reaching certain objectives. The budgeted costs of drilling, completing and operating wells are often exceeded. The cost of our recently drilled exploratory well, the Sabu-1, was higher than we initially expected, primarily due to numerous delays and issues related to mechanical and operational matters on the rig, logistical delays resulting from limited port facilities in Guinea, and an expanded well logging program. In addition, oil was not discovered in commercial quantities. Based on the drilling outcome and accounting rules, we evaluated certain geological and geophysical related costs in unproved properties along with the drilling costs of the Sabu-1 well and moved $116.3 million to proved properties and fully amortized the $116.3 million in proved properties on our Statements of Operations for the year ended June 30, 2012. Unexpected delays and increases in costs associated with wells drilled in the future, could adversely affect our results of operation, financial position, liquidity and business plans.

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

        Deepwater drilling generally requires more time and more advanced drilling technologies than exploration in shallower waters, involving a higher risk of equipment failure and usually higher drilling costs. In addition, there may be production risks of which we are currently unaware. If we participate in the development of new subsea infrastructure and use floating production systems to transport oil from producing wells, these operations may require substantial time for installation or encounter mechanical difficulties and equipment failures that could result in significant liabilities, cost overruns or delays. Furthermore, deepwater operations generally, and operations in West Africa in particular, lack the physical oilfield service infrastructure present in other regions. As a result, a significant amount of time may elapse between a deepwater discovery and the marketing of the associated oil and natural gas, increasing both the financial and operational risks involved with these operations. Because of the lack and high cost of this infrastructure, further discoveries we may make in Guinea may never be economically producible.

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

        Our ability to raise additional capital will depend on the results of operations and the status of various capital and industry markets at the time such additional capital is sought. Historically, we have been able to raise capital from equity sources to finance our activities, but there is no assurance that we will be able to do so in the future or on acceptable terms, if at all. Further, we currently have no operating revenue. While we believe we have sufficient resources to fund the remaining Sabu-1 well drilling costs, to complete the processing of the most recent 3D seismic survey and working capital for at least the next 12 months, additional capital will likely be required beyond this period. If we do not obtain capital resources in the future, we may not be able to meet the obligations under the PSC and thereby could be required to surrender the Concession. The Concession is our single most important asset and, although we are considering other opportunities, the loss of the Concession would significantly reduce our ability to eventually become a profit-generating company.

        We may continue to incur significant expenses over the next several years with our operations, including further 3D seismic studies and exploratory drilling. We may not be able to raise or expend the capital necessary to undertake or complete future drilling programs or acquisition opportunities unless we raise additional funds through debt or equity financings, which may not be available on acceptable terms to us or at all. We may not be able to obtain debt or equity financing or enter into and complete additional strategic relationships with an industry partner to meet our capital requirements on acceptable terms, if at all. Further, our future cash flow from operations may not be sufficient for continued exploration, development or acquisition activities, and we may not be able to obtain the necessary funds from other sources.

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

We may not be able to commercialize our interests in any natural gas produced from our Guinea Concession.

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

  •
  diversion of our management's attention from ongoing business concerns;

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

        We conduct business in Guinea, which is in a region of the world where there have been recent civil wars, revolutions, coup d'etats and internecine conflicts. There is the risk of political violence and increased social tension in Guinea as a result of the past political upheaval, and there is a risk of civil unrest, crime and labor unrest at times. For example, in September 2009, the military government intervened to stop pro-democracy rallies, resulting in a number of civilian deaths and casualties. This led to the African Union, United States and European Union imposing sanctions upon the former government. A successful mediation organized by the international community (African Union, United States and European Union) between the opposition and the military junta resulted in the appointment of a Prime Minister of Guinea from the opposition. In 2010, democratic elections were held, and a president was elected and inaugurated. While these developments indicate that the political situation in Guinea is improving, external or internal political forces potentially could create a political or military climate that might cause a change in political leadership, the outbreak of hostilities, or civil unrest. Such uncertainties could result in our having to cease our Guinea operations and result in the loss or delay of our rights under the PSC.

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

Guinea's political uncertainties could adversely affect our rights under the Concession or obligations under the PSC.

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

        As all of our potential revenue generating assets are currently located in Guinea, our operations are dependent on the economic and political conditions prevailing in Guinea. Accordingly, we are subject to the risks associated with conducting business in and with a foreign country, including the risks of changes in the country's laws and policies (including those relating to taxation, royalties, acquisitions, disposals, imports and exports, currency, environmental protection, management of natural resources, exploration and development of mines, labor and safety standards, and historical and cultural preservation). The costs associated with compliance with these laws and regulations are substantial, and possible future laws and regulations as well as changes to existing laws and regulations could impose additional costs on us, require us to incur additional capital expenditures and/or impose restrictions on or suspensions of our operations and delays in the development of our assets.

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

        In addition, Guinea has high levels of unemployment, poverty and crime. These problems have, in part, hindered investments in Guinea, prompted emigration of skilled workers and affected economic growth negatively. While it is difficult to predict the effect of these problems on businesses operating in Guinea or the Guinea government's efforts to solve them, these problems, or the solutions proposed, could have a material adverse effect on our business, results of operations, financial condition and/or growth prospects.

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

        The closing price for our common stock has varied between a high of $5.58 on July 26, 2011 and a low of $0.59 on May 14, 2012 for the fiscal year ended June 30, 2012. On September 6, 2012, the closing price of our common stock was $0.75. This volatility may affect the price at which an investor could sell the common stock, and the sale of substantial amounts of our common stock could adversely affect the price of our common stock. Our stock price is likely to continue to be volatile and subject to significant price and volume fluctuations in response to market and other factors, including the other factors discussed in "—Risks Relating to Our Business and the Industry in Which We Operate"; variations in our quarterly operating results from our expectations or those of securities analysts or investors; downward revisions in securities analysts' estimates; and announcement by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments.

We received a continued listing standards notice from the New York Stock Exchange and may be delisted if we do not regain compliance within the six months following the receipt of the notification.

        Our common stock has traded recently below $1.00 per share. As a result, we received a continued listing standards notice from the New York Stock Exchange (the "NYSE") on May 14, 2012. Under NYSE rules, such notices may be issued when the average closing price of a company's common stock is less than $1.00 per share over a period of 30 consecutive trading days. We will have six months following receipt of the notification to regain compliance with the minimum share price requirement. We can regain compliance at any time during the six-month cure period if our common stock has a closing share price of at least $1.00 on the last trading day of any calendar month during the period and also has an average closing share price of at least $1.00 over the 30 trading-day period ending on the last trading day of that month or on the last day of the cure period. The NYSE rules also provide that, if we choose to take an action to cure the price condition that requires shareholder approval, we must inform the NYSE, obtain such shareholder approval by no later than our next annual meeting, and implement the action promptly thereafter.

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

We have identified a material weakness in our internal controls for the year ended June 30, 2012, and if we fail to adequately remediate, we may be unable to accurately report our financial results in the future and the market price of our shares may be adversely affected.

        We and our independent registered public accounting firm, in connection with the audit of our internal control over financial reporting, for the fiscal year ended June 30, 2012, have identified a control deficiency resulting from the lack of effective detective and monitoring controls being designed within internal control over financial reporting. This deficiency related to oversight and review of financial information in the area of income taxes. We plan to take measures to remedy this weakness in internal controls. A failure to address any control deficiency could result in inaccuracies in our financial statements and could also impair our ability to comply with applicable financial reporting requirements. As a result, our business and the market price of our shares may be adversely affected.

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

        The lease agreement is for 60 months beginning on March 1, 2010, the date we took possession of the property. We are obligated to make the following base rental payments: (i) $0.00 per month during months 1 - 9; (ii) $17,472 per month during months 10 - 12; (iii) $17,957 per month during months 13 - 24; (iv) $19,413 per month during months 25 - 36; (v) $21,354 per month during months 37 - 48; and (vi) $24,266 per month during months 49 - 60.

        During the fourth quarter of fiscal 2011, the lease was amended to include additional square footage. Under the amended lease agreement, we are obligated to make the following additional rental payments: (i) $4,537.50 per month from the date the expansion is complete through January 31, 2012; (ii) $4,663.54 per month from February 1, 2012 through January 31, 2013; (iii) $4,789.58 per month from February 1, 2013 through January 31, 2014; and (iv) $4,915.63 per month from February 1, 2015 through January 31, 2016. We completed the expansion and began making lease payments during the first quarter of fiscal 2012.

        In addition to the base rent, we are also responsible for the pro-rata share (10.664%) of excess operating expenses in connection with the property which amounted to $9,800 for fiscal year 2012. We also paid a security deposit of $50,000 at the time of execution of the lease agreement of which $35,000 was refunded based on the lease agreement during the fourth quarter of 2012.

Item 3.    Legal Proceedings

        From time to time, we and our subsidiaries are involved in business disputes. We are unable to predict the outcome of such matters when they arise. Currently pending proceedings, in our opinion, will not have a material adverse effect upon our consolidated financial statements. The following is a description of certain disputes involving us.

Shareholder Lawsuits

        On April 2, 2012, a lawsuit styled as a class action was filed in the U.S. District Court for the Southern District of Texas against us and our chief executive officer alleging that we made false and misleading statements that artificially inflated our stock prices. The lawsuit alleges, among other things, that we misrepresented the prospects and progress of our drilling operations, including our drilling of the Sabu-1 well and plans to drill the Baraka-1 well off the coast of the Republic of Guinea. The lawsuit seeks damages based on Sections 10(b) and 20 of the Securities Exchange Act of 1934, although the specific amount of damages is not specified. On June 1 and June 4, 2012, a number of parties made application to the Court to be appointed as lead plaintiff for this action, but a lead plaintiff has not yet been selected by the Court. We anticipate a consolidated amended complaint will be filed in the matter once a lead plaintiff is appointed.

        On April 5, 2012, a purported derivative action was filed in the District Court of Harris County, Texas, against all of our directors. The petition alleges that the directors breached their fiduciary duties in connection with positive statements about our drilling operations and the Guinea Concession and disclosures related to material weaknesses that we identified in our financial controls. The plaintiff seeks unspecified damages against our directors including restitution and disgorgement of profits and advances based on asserted causes of action for breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets. On July 12, 2012, we and our directors filed special exceptions to the derivative lawsuit on the basis that the plaintiff failed to plead demand futility. The plaintiff did not make a demand on the Hyperdynamics Board prior to filing the derivative suit; therefore the lawsuit would be subject to dismissal unless the plaintiffs' pleadings sufficiently demonstrated that demand would be futile. In response, the plaintiff amended his petition on August 13, 2012.

Iroquois Lawsuit

        On May 9, 2012, a lawsuit was filed in the Supreme Court of the State of New York against us and all of our directors. The plaintiffs, five hedge funds that invested in us in early 2012, allege that we breached an agreement with the plaintiffs, and that we and the directors made certain negligent misrepresentations relating to the company's drilling operations. Among other claims, the plaintiffs allege that we misrepresented the status of our drilling operations and the speed with which the drilling would be completed. The plaintiffs advance claims for breach of contract and negligent misrepresentation and seek damages in the amount of $18.5 million plus pre-judgment interest. The plaintiffs also seek indemnity for their legal expense. On July 12, 2012, we and the directors moved to dismiss the suit for failure to state a claim as to all defendants and for lack of personal jurisdiction over the director defendants. The parties are currently briefing the motion.

AGR Lawsuit

        On June 21, 2012, our wholly-owned subsidiary, SCS, filed suit against AGR following unsuccessful negotiations to address the cost overruns associated with the Sabu-1 well drilled off the coast of the Republic of Guinea. The suit was filed in London, England in the High Court of Justice, Queen's Bench Division, Technology and Construction Court. SCS is seeking to recover damages and other relief from AGR for claims of mismanagement of the drilling of the Sabu-1 well and various breaches of contract that resulted in the cost overruns. Among other things, the lawsuit alleges that AGR mismanaged the selection, reconditioning and crew staffing for the Jasper Explorer drilling rig used to drill the Sabu-1 well, mismanaged other subcontractor relationships, failed to seek cost relief from its subcontractors, and failed to return to SCS inventory purchased by SCS but not used in the drilling of Sabu-1 well. AGR has not yet filed its defense in that matter, but has indicated it expects to file a counterclaim.

Item 4.    Mine Safety Disclosures

        None.

PART II

Item 5.    Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

        Shares of our common stock, for the periods presented below, were traded on the NYSE. The following table sets forth the quarterly high and low sales prices per share for our common stock, as reported by the NYSE.

	High	Low
Fiscal 2012:
Fourth Quarter	$1.30	$0.59
Third Quarter	3.43	1.18
Second Quarter	5.39	2.04
First Quarter	5.58	3.24
Fiscal 2011:
Fourth Quarter	$4.75	$3.18
Third Quarter	7.40	3.91
Second Quarter	5.21	2.26
First Quarter	2.49	0.99

        On September 6, 2012, the last price for our common stock as reported by the NYSE was $0.75 per share and there were approximately 180 stockholders of record of the common stock.

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

Equity Compensation Plan Information

        The following table gives aggregate information under all equity compensation plans of Hyperdynamics as of June 30, 2012.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A)
	A	B	C
Equity compensation plans approved by security holders	12,495,316	$2.09	2,044,019
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	12,495,316	$2.09	2,044,019

        The Stock and Stock Option Plan (the "1997 Plan") of Hyperdynamics was adopted May 7, 1997 and amended on December 3, 2001, on January 21, 2005, and on February 20, 2008. The total number of shares authorized under the Plan, as amended, was 14,000,000. The Board terminated the 1997 Plan effective upon stockholder approval of the 2010 Equity Incentive Plan (the "2010 Plan").

        Our 2008 Restricted Stock Award Plan (the "2008 Plan") was adopted on February 20, 2008. The total number of shares authorized under the 2008 Plan was 3,000,000. The Board terminated the 2008 Plan effective upon stockholder approval of the 2010 Plan.

        On February 18, 2010, at our annual meeting of stockholders, the stockholders approved the 2010 Plan. The 2010 Plan was amended to increase issuable shares from 5,000,000 to 10,000,000 on February 17, 2012.

        The 2010 Plan provides for the grants of shares of common stock, restricted stock units or incentive stock options and/or nonqualified stock options to purchase our common stock to selected employees, directors, officers, agents, consultants, attorneys, vendors and advisors. Shares of common stock, options, or restricted stock can only be granted under the Plan within 10 years from the effective date of February 18, 2010. A maximum of 10,000,000 shares are issuable under the 2010 Plan.

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

        The following table provides a reconciliation of the securities remaining available for issuance as of June 30, 2012 under the 2010 Plan:

2010 Plan
Shares available for issuance, June 30, 2011	1,069,480
Increase in shares available for issuance	5,000,000
Stock options granted	(4,273,461)
Previously issued options cancelled or expired	248,000

Shares available for issuance, June 30, 2012	2,044,019

Stock Performance Chart

        The following chart compares the yearly percentage change in the cumulative stockholder return on our common stock from July 1, 2007 to the end of the fiscal year ended June 30, 2012 with the cumulative total return on the (i) NYSE ARCA Oil & Gas Index and (ii) Russell 2000. The comparison assumes $100 was invested on July 1, 2007 in our common stock and in each of the foregoing indices and assumes reinvestment of dividends.

Performance Graph

        In accordance with the rules and regulations of the SEC, the above stock performance chart shall not be deemed to be "soliciting material" or to be "filed" with the SEC or subject to Regulations 14A or 14C of the Securities Exchange Act of 1934 (the "Exchange Act") or to the liabilities of Section 18 of the Exchange Act and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act, except to the extent we specifically incorporate it by reference into such filing.

Item 6.    Selected Financial Data

	Year ended June 30,
(In thousands, except earnings per share data)	2012	2011	2010	2009	2008
Revenue	$—	$—	$—	$—	$—
Full amortization of proved oil and gas properties(1)	$(116,312)	$—	$—	$—	$—
Loss from operations	$(149,201)	$(10,869)	$(8,048)	$(6,083)	$(7,971)
Net loss	$(149,313)	$(11,238)	$(8,009)	$(8,883)	$(9,505)
Basic loss per common share	$(0.93)	$(0.09)	$(0.09)	$(0.15)	$(0.17)
Diluted loss per common share	$(0.93)	$(0.09)	$(0.09)	$(0.15)	$(0.17)
Weighted Average Shares Outstanding	160,687	125,998	85,914	61,845	56,331
Cash	$37,148	$79,889	$26,040	$1,360	$1,480
Oil and Gas Properties	$39,278	$36,200	$92	$7,663	$7,314
Total Assets	$102,796	$192,683	$27,220	$9,440	$12,950
Long-Term Liabilities	$125	$138	$653	$1,735	$2,019
Shareholder's Equity	$76,067	$189,429	$21,526	$2,669	$6,673

(1)
During the year ended June 30, 2012 we completed the drilling of the Sabu-1 well, our first exploratory well in our Guinea Concession, which was non-commercial. As a result, we evaluated certain geological and geophysical related costs in unproved properties along with the drilling costs of the Sabu-1 well and moved $116,312,000 to proved properties. Since we have no proved reserves to include in the Full-Cost Ceiling Test, the entire $116,312,000 resulted in the full amortization of our proved oil and gas properties.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        Our corporate mission is to provide energy for the future by exploring for, developing new, and re-establishing pre-existing sources of energy. We are currently exploring for oil and gas offshore Guinea, which will be our primary focus for the remainder of calendar year 2012. We intend to continue acquiring, exploring and developing oil and gas properties. At this time, we have no source of operating revenue and there is no assurance when we will, if ever. We have no operating cash flows and require substantial additional funds, through additional participants, securities offerings, or through other means, to fulfill our long-term business plans.

        Our operating plan within the next 12 months includes the following:

  •
  Evaluating the data from the Sabu-1 exploratory well drilled in our Concession offshore Guinea during fiscal 2012.

  •
  Process and interpret the most recent 3D seismic survey covering approximately 4,000 square kilometers on our Contract Area. The new deep water survey acquired during fiscal 2012 is adjacent to our Survey A, where we acquired our initial 3,635 square kilometer 3D seismic survey in 2010. The most recent 3D survey allows us to study Upper Cretaceous submarine fan structures along the Transform Margin trend of Guinea in Northwest Africa.

  •
  We seek to sell, or farm-out, a 40% interest in the Concession to an experienced oil and gas company that would also serve as operator of the project going forward. The farm-out process is expected to be completed by the end of calendar year 2012.

Analysis of changes in financial position

        Our current assets decreased by $94,093,000 from $136,816,000 on June 30, 2011 to $42,723,000 on June 30, 2012. The decrease in current assets is due to our fiscal 2012 capital expenditures, which lead to a decrease in cash from $79,889,000 at June 30, 2011, to $37,148,000 at June 30, 2012, and a decrease in short term investments from $55,368,000 at June 30, 2011 to zero at June 30, 2012.

        Our long-term assets increased $4,206,000, from $55,867,000 on June 30, 2011, to $60,073,000 on June 30, 2012. This increase was primarily due to our drilling activity related to the Sabu-1 exploratory well and our 4,000 square kilometer 3D seismic acquisition and processing, partially offset by our Full-Cost Ceiling Test amortization of $116,312,000 million resulting from the non-commercial drilling outcome, as required by Full-Cost Accounting rules. Additionally, the increase can be attributed to an increase in long term restricted cash from $18,300,000 at June 30, 2011 to $19,180,000 at June 30, 2012. Restricted cash as of June 30, 2011 and 2012 consists of cash held in escrow relating to our drilling contract with AGR. Under the terms of the drilling contract, we funded the escrow account for the sole purpose of funding our drilling project as overseen by AGR.

        Our current liabilities increased $23,488,000, from $3,116,000 on June 30, 2011 to $26,604,000 on June 30, 2012. Accounts payable at June 30, 2011, included amounts payable related primarily to our investments in our Concession and corporate activities, whereas accounts payable at June 30, 2012 includes costs associated with the drilling of our first well as well as seismic processing. Additionally, the increase in current liabilities can be attributed in part to an increase in accrued employee bonus expense resulting from the timing of bonus payments and increase in staff.

        Our long-term liabilities decreased from $138,000 at June 30, 2011, to $125,000 at June 30, 2012, due to the amortization of deferred rent during the year.

Results of Operations

        Based on the factors discussed below the net loss attributable to common shareholders for the year ended June 30, 2012, increased $138,075,000, to a net loss of $149,313,000, or $ 0.93 per share in the 2012 period from a net loss of $11,238,000, or $0.09 per share in the 2011 period, primarily relating to the amortization and write off of costs.

Reportable segments

        We have one reportable segment: our international operations in Guinea conducted through our subsidiary SCS. SCS is engaged in oil and gas exploration activities pertaining to offshore Guinea.

Results of Operations

Comparison for Fiscal Year 2012 and 2011

        Revenues.    There were no revenues for the years ended June 30, 2012 and 2011.

        Depreciation.    Depreciation increased 134%, or $474,000 due to additional depreciation associated with assets placed in service in 2012 which relate primarily to assets put in place to drill our first exploratory well. Depreciation expense was $827,000 and $353,000 in the years ended June 30, 2012 and 2011, respectively.

        Selling, General and Administrative Expenses.    Our selling, general and administrative expenses were $22,062,000 and $10,516,000 for the years ended June 30, 2012 and 2011, respectively. This represents an increase of 110%, or $11,546,000 from the fiscal 2011 period to the fiscal 2012 period. The increase in expense was primarily attributable to a $6,716,000 increase in employee-related costs, of which approximately $2,849,000 was non-cash stock-based compensation related to options granted to employees and others. This was driven by an increase in our full time staff from 28 employees as of July 1, 2010 to 53 employees as of June 30, 2012. The staffing increase primarily related to personnel required for our activities in Guinea and our support staff. Additionally, we incurred approximately $3,747,000 in costs with respect to several prospective oil and gas investment opportunities in the current fiscal period.

        Amortization and Write off of Costs.    We fully amortized our proved oil and gas properties of $116,312,000. As a result of the non-commercial Sabu-1 well drilling outcome, as required by Full-Cost Accounting rules, we evaluated and moved to proved properties $116,312,000 of costs which were then fully amortized though our Full-Cost Ceiling Test. Additionally we have written off a prospective investment deposit of $10,000,000.

        Other income (expense).    Other income (expense) totaled $(112,000) and $(369,000) for the years ended June 30, 2012 and 2011, respectively. The decrease is primarily the result of a loss on the warrant derivative liability in the prior fiscal period. In the fiscal 2011 period, we recognized a non-cash loss on the warrant derivative liability of $771,000. No such gain or loss was incurred on the warrant derivative liability in fiscal 2012 as the remaining warrants underlying the derivative were exercised during the second quarter of fiscal 2011. However, we recognized an other than temporary impairment of available for sale securities of $472,000 during fiscal 2012.

        Loss from Continuing Operations.    Primarily as a result of the full amortization of proved oil and gas properties and the write off of the prospective investment deposit discussed above, which together total $126,312,000, and the increase in selling, general and administrative expenses of $11,546,000 our loss from continuing operations increased by $138,075,000, from $11,238,000 in the year ended June 30, 2011 to $149,313,000 for the year ended June 30, 2012.

        Discontinued Operations.    There were no discontinued operations for the 2012 or 2011 periods.

Comparison for Fiscal Year 2011 and 2010

        Revenues.    There were no revenues for the years ended June 30, 2011 and 2010.

        Depreciation.    Depreciation increased 126%, or $197,000 due to additional depreciation associated with assets placed in service in 2011. Depreciation expense was $353,000 and $156,000 in the years ended June 30, 2011 and 2010, respectively.

        Selling, General and Administrative Expenses.    Our selling, general and administrative expenses were $10,516,000 and $10,847,000 for the years ended June 30, 2011 and 2010, respectively. This represents a decrease of 3%, or $331,000.

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

Liquidity and Capital Resources

Capital Resource Considerations

        We completed drilling of our first exploration well, the Sabu-1 well in February 2012. The cost incurred on the Sabu-1 well is $125.9 million, or approximately $96.9 million for our 77% interest. The high cost of the Sabu-1 well adversely affected our cash position and liquidity.

        On February 2, 2012, we closed the sale of 10,000,000 shares of our common stock and warrants to purchase 10,000,000 of our common shares in a registered direct public offering. The net proceeds to us from the offering were approximately $28,162,000. The February 2012 offering improved our cash position and liquidity, and we have adequate funds to conduct our current operations. However, our ability to drill additional wells will depend on obtaining additional resources through sales of additional interests in the Concession, equity or debt financings, or through other means. If we farm-out additional interests in the Concession, our percentage will decrease. Although we have been successful in raising capital and in entering into a key participation arrangement with Dana, we have no firm commitments for additional capital resources. The terms of any such arrangements, if made, are unknown, and may not be advantageous.

        In April 2012, we announced the engagement of Bank of America Merrill Lynch as an advisor to assist us in connection with the potential sale of an interest in the Concession. We seek to sell, or farm-out, a 40% interest in the Concession to an experienced oil and gas company that would also serve as operator of the project going forward. Several companies are reviewing data, and we expect the farm-out process to be completed by the end of calendar year 2012.

Liquidity

        On June 30, 2012, we had $37,148,000 in cash and $19,180,000 in restricted cash, which is held in escrow in connection with our drilling contract with AGR. We had $26,729,000 in liabilities, which are comprised of current liabilities of $26,604,000 and noncurrent liabilities of $125,000.

        We plan to use our existing cash to fund our portion of the remaining expenditures related to the Sabu-1 well. The cost incurred on the Sabu-1 well is $125.9 million, or $96.9 million for our 77% interest. We have paid approximately $113.6 million of the well costs on a gross basis, or approximately $87.5 million based on our current 77% interest, as of June 30, 2012. As described in Legal Proceedings, we have filed suit against AGR following unsuccessful negotiations to address the cost overruns associated with the Sabu-1 well. Payment of the remaining drilling costs is pending resolution of this dispute. To date, AGR has not yet filed its defense in this matter; however, AGR has made claims for additional cost of $8.5 million on a gross basis or $6.5 million based on our 77% share which we dispute and have excluded from cost incurred to date. Resolution of this dispute may result is the recovery of a portion of the costs incurred to date, however, it is possible that the resolution of this dispute may result in additional liability associated with disputed costs.

        Additionally, we entered into an Agreement for the Supply of Marine Seismic Data with CGG Veritas. The cost for acquiring the survey, processing and other services is expected to total approximately $30.0 million gross, or $23.1 million based upon our current 77% interest in the Guinea Concession, of which, we have paid $25.8 million on a gross basis as of June 30, 2012 or $19.9 million based upon our 77% share. We plan to use our existing cash to fund these remaining expenditures.

        After giving effect for the remaining liabilities and excess supplies associated with the Sabu-1 well and for the remaining costs associated with the 3D seismic survey, our cash would be in the range of $35 - 40 million.

        We are currently involved in various legal proceedings. We are unable to predict the outcome of such matters; however, an adverse development could have an impact on liquidity.

        Net cash used in operating activities for continuing operations for the year ended June 30, 2012 was $12,438,000 compared to $11,782,000 for the year ended June 30, 2011. Cash used in investing activities for continuing operations for the year ended June 30, 2012 was $59,135,000 compared to $108,823,000 in the year ended June 30, 2011. This decrease was primarily due to proceeds from the sale of available for sale securities in the current year as compared to the purchase of available for sale securities in the prior year. This was offset by an increase in expenditures associated with the drilling of our first well. There was net cash provided by financing activities for the year ended June 30, 2012 of $28,832,000 compared to $174,454,000 during the year ended June 30, 2011. We received approximately $165,999,000 in proceeds from the issuance of stock during fiscal 2011. Additionally, we received approximately $7,709,000 in proceeds from the exercise of warrants during the prior year period. This compares to the current period where we received $28,162,000 from the issuance of stock.

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

Disclosure of Contractual Obligations as of June 30, 2012

	Payments due by period ($thousands)
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Installment Obligations	$143	$143	$—	$—	$—
Operating Lease Obligations	852	297	555	—	—

Total(1)	$995	$440	$555	$—	$—

(1)
We are subject to certain commitments under the PSC as discussed in Item 1 above.

CRITICAL ACCOUNTING POLICIES

        Our Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those estimates that may have a significant effect on our financial condition and results of operations. Our significant accounting policies are disclosed in Note 1 to our Consolidated Financial Statements. The following discussion of critical accounting policies addresses those policies that are both important to the portrayal of our financial condition and results of operations and require significant judgment and estimates. We base our estimates and judgment on historical experience and on various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

Oil and Gas Properties

        We account for oil and natural gas producing activities using the full cost method of accounting as prescribed by the United States Securities and Exchange Commission (SEC). Accordingly, all costs incurred in the acquisition, exploration, and development of proved oil and natural gas properties, including the costs of abandoned properties, dry holes, geophysical costs, and annual lease rentals are capitalized. All selling, general and administrative corporate costs unrelated to drilling activities are expensed as incurred. Sales or other dispositions of oil and natural gas properties are accounted for as adjustments to capitalized costs, with no gain or loss recorded unless the ratio of cost to proved reserves would significantly change, or to the extent that the sale proceeds exceed our capitalized costs. Depletion of evaluated oil and natural gas properties is computed on the units of production method based on proved reserves. The net capitalized costs of proved oil and natural gas properties are subject to a full cost ceiling limitation in which the costs are not allowed to exceed their related estimated future net revenues discounted at 10%, net of tax considerations. In accordance with SEC release 33-8995, prices based on the preceding 12-months' average price based on closing prices on the first day of each month, or prices defined by existing contractual arrangements, are used in deriving future net revenues discounted at 10%, net of tax. The application of the full cost method of accounting for oil and gas properties generally results in higher capitalized costs and higher depreciation, depletion and amortization rates compared to the successful efforts method of accounting for oil and gas properties.

Costs Excluded

        Costs associated with unevaluated properties are excluded from the full cost pool until we have made a determination as to the existence of proved reserves. We review our unevaluated properties at the end of each quarter to determine whether the costs incurred should be transferred to the full cost pool and thereby subject to amortization.

        We assess all items classified as unevaluated property on a quarterly basis for possible impairment or reduction in value. We assess properties on an individual basis or as a group if properties are individually insignificant. The assessment includes consideration of the following factors, among others: intent to drill; remaining lease term; geological and geophysical evaluations; drilling results and activity; the assignment of proved reserves; and the economic viability of development if proved reserves are assigned. We assess our unevaluated properties on a country-by-country basis. During any period in which these factors indicate an impairment, the cumulative drilling costs incurred to date for such property and all or a portion of the associated leasehold costs are transferred to the full cost pool and are then subject to amortization. However, if proved reserves have not yet been established in a full cost pool, these costs are charged against earnings. For international operations where a reserve base has not yet been established, an impairment requiring a charge to earnings may be indicated through evaluation of drilling results, relinquishing drilling rights or other information. At June, 30, 2012, we had $39,278,000 of capitalized costs associated with our Guinea operations, which is net of $116,312,000 in current period amortization as a result of moving costs incurred on previously unevaluated properties to proved properties during the period.

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

Share-Based Compensation

        We follow ASC 718 which requires recognition in the financial statements of the cost of employee services received in exchange for an award of equity instruments over the period the employee is required to perform the services in exchange for the award (presumptively the vesting period). ASC 718 also requires measurement of the cost of employee services received in exchange for an award based on the grant-date fair value of the award. We account for non-employee share-based awards based upon the provisions of ASC 505-50, "Equity-Based Payments to Non-Employees."

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        Our functional currency is the US dollar. We have some foreign currency exchange rate risk resulting from our in-country offices in Guinea and the United Kingdom. US dollars are accepted in Guinea and many of our purchases and purchase obligations, such as our office lease in Guinea, are denominated in US dollars. However, our costs for labor, supplies, and fuel could increase if the Guinea Franc or the Pound Sterling significantly appreciates against the US dollar. We do not hedge the exposure to currency rate changes. We do not believe our exposure to market risk to be material.

Item 8.    Financial Statements and Supplementary Data

        The Financial Statements and Supplementary Data information required hereunder is included in this report as set forth in the "Index to Financial Statements" on page F-1.

HYPERDYNAMICS CORPORATION

Index to Financial Statements

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

        Management of Hyperdynamics Corporation (the "Company" or "our"), including the Company's Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting for the Company as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company's internal control system was designed to provide reasonable assurance to the Company's management and board of directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

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

        Management assessed the effectiveness of the Company's internal control over financial reporting as of June 30, 2012. In making this assessment, management used the criteria for internal control over financial reporting described in Internal Control—Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Management's assessment included an evaluation of the design of the Company's internal control over financial reporting and testing of the operating effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of the Company's Board of Directors.

        We have identified certain control deficiencies resulting from the lack of effective detective and monitoring controls being designed within internal control over financial reporting. Such deficiencies related to oversight and review of financial information in the area of income taxes. This condition manifested in adjustments to the financial statements and related disclosures, and there is more than a remote likelihood that a material misstatement of the financial statements would not have been prevented or detected.

        As a result of this material weakness, we concluded that our internal controls over financial reporting were not effective as of June 30, 2012. A material weakness is a deficiency or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis.

        Deloitte & Touche LLP, the Company's independent registered public accounting firm, has issued an attestation report on the effectiveness on the Company's internal control over financial reporting as of June 30, 2012 which is included in Item 8. Consolidated Financial Statements and Supplementary Data.

/s/ RAY LEONARD Ray Leonard Chief Executive Officer	/s/ PAUL REINBOLT Paul Reinbolt Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL
CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Shareholders of
Hyperdynamics Corporation
Houston, Texas

        We have audited Hyperdynamics Corporation's (the "Company's") internal control over financial reporting as of June 30, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. Management's assessment identified a control deficiency related to oversight and review of financial information in the area of income taxes. This condition manifested in adjustments to the financial statements and related disclosures, and there is more than a remote likelihood that a material misstatement of the financial statements would not have been prevented or detected. The noted deficiency represents a material weakness in the Company's internal controls over financial reporting.

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended June 30, 2012 of the Company and this report does not affect our report on such financial statements.

        In our opinion, because of the effect of the material weakness identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of June 30, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended June 30, 2012, of the Company and our report dated September 12, 2012 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP
Houston, Texas
September 12, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Hyperdynamics Corporation
Houston, Texas

        We have audited the accompanying consolidated balance sheets of Hyperdynamics Corporation (the "Company") as of June 30, 2012 and 2011, and the related consolidated statements of operations, shareholders' equity and comprehensive income, and cash flows for each of the two years in the period ended June 30, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of the Company for the year ended June 30, 2010 were audited by other auditors whose report, dated September 28, 2010, expressed an unqualified opinion on those statements.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Hyperdynamics Corporation as of June 30, 2012 and 2011, and the results of their operations and their cash flows for each of the two years in the period ended June 30, 2012, in conformity with accounting principles generally accepted in the United States of America.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of June 30, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 12, 2012 expressed an adverse opinion on the Company's internal control over financial reporting because of a material weakness.

/s/ Deloitte & Touche LLP
Houston, Texas
September 12, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Hyperdynamics Corporation
Houston, Texas

        We have audited the accompanying consolidated statements of operations, shareholders' equity and cash flows for the year ended June 30, 2010. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

        We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting for the year ended June 30, 2010. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of their operations and their cash flows for the year ended June 30, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ GBH CPAs, PC

GBH CPAs, PC
www.gbhcpas.com
Houston, Texas

September 28, 2010

HYPERDYNAMICS CORPORATION

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Number of Shares and Per Share Amounts)

	June 30, 2012	June 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$37,148	$79,889
Available-for-sale securities	—	55,368
Accounts receivable—joint interest	1,263	708
Prepaid expenses	753	702
Other current assets	3,559	149

Total current assets	42,723	136,816
Property and equipment, net of accumulated depreciation of $1,443 and $798	1,584	1,336
Oil and gas properties, using full-cost accounting:
Proved properties	116,312	—
Unevaluated properties excluded from amortization	39,278	36,200

	155,590	36,200
Less-accumulated depreciation, depletion and amortization	(116,312)	—

	39,278	36,200
Other Assets:
Restricted cash	19,180	18,300
Deposits	31	31

Total assets	$102,796	$192,683

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$26,604	$3,116

Total current liabilities	26,604	3,116
Other non-current liabilities	125	138

Total liabilities	26,729	3,254

Commitments and contingencies (Note 11)	—	—
Shareholders' equity:
Preferred stock, $0.001 par value; 20,000,000 authorized, 0 shares issued and outstanding	—	—
Common stock, $0.001 par value, 350,000,000 and 250,000,000 shares authorized; 166,937,731 and 155,792,524 shares issued and outstanding, respectively	167	156
Additional paid-in capital	312,075	276,484
Accumulated other comprehensive loss	—	(349)
Accumulated deficit	(236,175)	(86,862)

Total shareholders' equity	76,067	189,429

Total liabilities and shareholders' equity	$102,796	$192,683

The accompanying notes are an integral part of these consolidated financial statements.

HYPERDYNAMICS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Number of Shares and Per Share Amounts)

	Year Ended June 30,
	2012	2011	2010
Costs and expenses:
Depreciation	$827	$353	$156
Selling, general and administrative	22,062	10,516	10,847
Full amortization of proved oil and gas properties	116,312	—	—
Write-off of prospective investment deposit	10,000	—	—

Total costs and expenses	149,201	10,869	11,003

Gain on sale of interest in unevaluated oil and gas properties	—	—	2,955

Loss from operations	(149,201)	(10,869)	(8,048)

Other income (expense):
Gain (Loss) on warrant derivative liability	—	(771)	279
Other than temporary impairment of securities	(472)	—	—
Realized gain on sale of securities	59	—	—
Interest income (expense), net	301	402	(707)
Loss on settlement of debt	—	—	(298)

Total other income (expense)	(112)	(369)	(726)

Loss from continuing operations before income tax	(149,313)	(11,238)	(8,774)
Income tax	—	—	—
Income from discontinued operations, net of tax (including gain on sale of $765 in 2010)	—	—	765

Net loss	$(149,313)	$(11,238)	$(8,009)

Basic and diluted income (loss) per common share
From continuing operations	$(0.93)	$(0.09)	$(0.10)
From discontinued operations	$0.00	$0.00	$0.01

Net loss attributable to common shareholders	$(0.93)	$(0.09)	$(0.09)

Weighted average shares outstanding—basic and diluted	160,687,318	125,997,638	85,913,956

The accompanying notes are an integral part of these consolidated financial statements.

HYPERDYNAMICS CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND
COMPREHENSIVE INCOME

(In Thousands, Except Number of Shares)

	Series A Preferred		Series B Preferred
					Common Stock				Accumulated Other Comprehensive Income (Loss)
							Additional Paid- in Capital	Accumulated Deficit
	Shares	Amount	Shares	Amount	Shares	Amount				Total
Balance at July 1, 2009	1,945	$—	2,406	$—	64,162,813	$64	$70,220	$(67,615)	$—	$2,669

Common stock issued for:
Services	—	—	—	—	442,049	—	324	—	—	324
Conversion of Series B Preferred Stock	—	—	(2,406)	—	15,822,222	16	(16)	—	—	—
Conversion of debentures	—	—	—	—	1,949,411	2	1,294	—	—	1,296
Cash	—	—	—	—	16,878,096	17	17,183	—	—	17,200
Exercise of warrants	—	—	—	—	4,646,465	5	4,409	—	—	4,414
Cashless Exercise of options	—	—	—	—	124,653	—	—	—	—	—
Cashless Exercise of warrants classified as a derivative	—	—	—	—	201,490	—	723	—	—	723
Amortization of fair value of stock options	—	—	—		—	—	1,579	—	—	1,579
Discount related to modification of convertible debt	—	—	—	—	—	—	1,172	—	—	1,172
Warrant repricing charged to interest expense	—	—	—	—	—	—	158	—	—	158
Warrant repricing
Deemed dividend	—	—	—	—	—	—	322	—	—	322
Deemed dividend	—	—	—	—	—	—	(322)	—	—	(322)
Net loss	—	—	—	—	—	—	—	(8,009)	—	(8,009)

Balance, June 30, 2010	1,945	$—	—	$—	104,227,199	$104	$97,046	$(75,624)	$—	$21,526

Net loss	—	—	—	—	—	—	—	(11,238)	—	(11,238)
Unrealized Gain (Loss) on available-for-sale securities	—	—	—	—	—	—	—	—	(349)	(349)

Total Comprehensive Loss										(11,587)
Common stock issued for:
Cash	—	—	—	—	43,750,000	44	165,955	—	—	165,999
Exercise of warrants	—	—	—	—	6,339,927	6	7,703	—	—	7,709
Exercise of options	—	—	—	—	858,613	1	905	—	—	906
Cashless exercise of warrants classified as a derivative	—	—	—	—	384,848	1	1,353	—	—	1,354
Series A settlement	(1,945)	—	—	—	231,937	—	1,183	—	—	1,183
Settlement charge	—	—	—	—	—	—	(811)	—	—	(811)
Amortization of fair value of stock options	—	—	—	—	—	—	3,150	—	—	3,150

Balance, June 30, 2011	—	$—	—	$—	155,792,524	$156	$276,484	$(86,862)	$(349)	$189,429

Net loss	—	—	—	—	—	—	—	(149,313)	—	(149,313)
Reclassification of other than temporary impairments of securities included in net income									472	472
Unrealized Gain (Loss) on available-for-sale securities	—	—	—	—	—	—	—	—	(123)	(123)

Total Comprehensive (Loss)										(148,964)
Common stock issued for:
Cash	—	—	—	—	10,000,000	10	28,152	—	—	28,162
Exercise of warrants	—	—	—	—	340,208	—	—	—	—	—
Exercise of options	—	—	—	—	804,999	1	669	—	—	670
Amortization of fair value of stock options	—	—	—	—	—	—	6,770	—	—	6,770

Balance, June 30, 2012	—	$—	—	$—	166,937,731	$167	$312,075	$(236,175)	$—	$76,067

The accompanying notes are an integral part of these consolidated financial statements.

HYPERDYNAMICS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Years Ended June 30,
	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(149,313)	$(11,238)	$(8,009)
Income from discontinued operations	—	—	(765)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	827	353	156
Full amortization of proved oil and gas properties	116,312	—	—
Write-off of prospective investment deposit	10,000	—	—
Common stock issued for services	—	—	143
Stock based compensation	5,025	2,176	1,579
Variable share issuance obligation	—	—	(374)
Loss on settlement of debt	—	—	298
Gain on sale of oil and gas properties	—	—	(2,955)
Gain (Loss) on warrant derivative liability	—	771	(279)
Interest accreted to debt principal	—	—	342
Repricing of warrants	—	—	158
(Gain) loss on disposition of assets	—	—	32
Amortization of discount and financing costs on debt	—	—	144
Amortization of premium on short term investments	1,562	—	—
Reclassification of other than temporary impairments of securities included in net income	472	—	—
Unrealized gain on available-for-sale securities	(123)	—	—
Changes in operating assets and liabilities:
Advances to Joint Interest Partner	(555)	(558)	—
Accounts receivable	—	—	(150)
Prepaid expenses	(51)	(497)	122
Other current assets	(3,410)	(111)	(58)
Accounts payable and accrued expenses	6,829	(2,746)	2,714
Other liabilities	(13)	68	14

Cash used in operating activities—continuing operations	(12,438)	(11,782)	(6,888)
Cash used in operating activities—discontinued operations	—	—	(76)

Net cash used in operating activities	(12,438)	(11,782)	(6,964)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,075)	(1,025)	(651)
Investment in unevaluated oil and gas properties	(100,986)	(33,781)	(14,041)
Prospective investment deposit	(10,000)	—	—
Increase in restricted cash	(880)	(18,300)	—
Proceeds from sale of interest in unevaluated oil and gas properties	—	—	25,001
Proceeds from sale (purchase) of short-term investments	53,806	(55,717)	—

Cash provided by (used in) investing activities—continuing operations	(59,135)	(108,823)	10,309
Cash provided by investing activities—discontinued operations	—	—	881

Net cash provided by (used in) investing activities	(59,135)	(108,823)	11,190

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock and warrants, net of offering costs of $1,838, $7,751 and $1,285	28,162	165,999	17,200
Proceeds from exercise of options	670	906	—
Proceeds from exercise of warrants	—	7,709	4,414
Payments of dividends payable—related party	—	—	(430)
Payments on notes payable and installment debt	—	(160)	(730)

Net cash provided by financing activities	28,832	174,454	20,454

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(42,741)	53,849	24,680
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	79,889	26,040	1,360

CASH AND CASH EQUIVALENTS AT END OF YEAR	$37,148	$79,889	$26,040

The accompanying notes are an integral part of these consolidated financial statements.

HYPERDYNAMICS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In Thousands)

	Years Ended June 30,
	2012	2011	2010
SUPPLEMENTAL DISCLOSURES:
Interest paid in cash	$—	$10	$69
Income taxes paid in cash	$—	$—	$—
NON-CASH INVESTING and FINANCING TRANSACTIONS
Common stock issued to settle variable share obligation	—	—	181
Deemed dividend attributable to repriced warrants originally issued with purchase of common stock	—	—	322
Asset retirement obligation transferred as part of sale of assets	—	—	18
Accounts payable for oil and gas property	16,659	1,353	434
Note payable for prepaid insurance	—	—	275
Conversion of Series B Preferred Stock into Common Stock	—	—	16
Fair value of warrant modifications	—	—	480
Relative fair value of warrants issued in connection with equity offerings	—	—	3,839
Conversion of debt, net of discount of $1,116	—	—	1,294
Discount of convertible debt modification	—	—	1,172
Exercise of warrants classified as a derivative	—	1,354	723
Reclassification of warrants as a derivative under ASC 815	—	—	1,585
Common stock issued for Series A settlement	—	372	—

The accompanying notes are an integral part of these consolidated financial statements.

HYPERDYNAMICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Nature of business

        Hyperdynamics Corporation ("Hyperdynamics," the "Company," "we," and "our") is a Delaware corporation formed in March 1996. Hyperdynamics has three wholly-owned subsidiaries, SCS Corporation Ltd (SCS), a Cayman corporation, HYD Resources Corporation (HYD), a Texas corporation, and Hyperdynamics Oil & Gas Limited, incorporated in the United Kingdom. During fiscal year 2012 SCS entered into a "Corporate Continuation" from Delaware to the Cayman Islands. Through SCS and its wholly-owned subsidiary, SCS Guinea SARL (SCSG), which is a Guinea limited liability company formed under the laws of the Republic of Guinea ("Guinea") located in Conakry, Guinea, Hyperdynamics focuses on oil and gas exploration offshore the coast of West Africa. Our exploration efforts are pursuant to a Hydrocarbon Production Sharing Contract, as amended (the "PSC"). We refer to the rights granted under the PSC as the "Concession." SCS began operations in oil and gas exploration, seismic data acquisition, processing, and interpretation in late fiscal 2002. In April 2004, Hyperdynamics acquired HYD. Hyperdynamics Oil & Gas Limited was formed in February 2011 in the United Kingdom to support business development activities.

Status of our Business

        In October 2011, we commenced drilling operations on the Sabu-1 well. In February 2012, the Sabu-1 well reached the planned total depth of 3,600 meters. The cost incurred on the Sabu-1 well was $125.9 million, or $96.9 million for our 77% interest, which assumes proceeds from the sale of remaining materials on hand. We have paid approximately $113.6 million of the well costs on a gross basis, or approximately $87.5 million based on our current 77% interest, as of June 30, 2012. We determined the well to be non-commercial. As a result, we evaluated the costs associated with the well, moved these costs to proved properties and fully amortized the costs in fiscal year 2012. See additional discussion in Note 3. As described in Note 11 to the consolidated financial statements, we have filed suit against AGR following unsuccessful negotiations to address the cost overruns associated with the Sabu-1 well. Payment of the remaining drilling costs is pending resolution of this dispute. To date, AGR has not yet filed its defense in this matter; however, AGR has made claims for additional cost of $8.5 million on a gross basis or $6.5 million based on our 77% share which we dispute and have excluded from cost incurred to date. Resolution of this dispute may result in the recovery of a portion of the costs incurred to date, however, it is possible that the resolution of this dispute may result in additional liability associated with disputed costs.

        We have conducted 2-dimensional ("2D") and 3-dimensional ("3D") surveys of a portion of the Concession. The acquisition phase of the most recent 3D seismic survey covering approximately 4,000 square kilometers in the deeper water portion of the Concession was recently completed by the CGG Veritas Ocean Endeavor. Processing of the most recent 3-D data set is in progress. Completion of this processing work is expected in early calendar year 2013.The cost for acquiring the survey, processing and other services is expected to total approximately $30.0 million gross, or $23.1 million based upon our current 77% interest in the Guinea Concession, of which, we have paid $25.8 million on a gross basis as of June 30, 2012 or $19.9 million based upon our 77% share.

        Our ability to drill additional wells will depend on obtaining additional cash resources through sales of additional interests in the concession, equity or debt financings, or through other means. We seek to sell, or farm-out, a 40% interest in the Concession to an experienced oil and gas company that

HYPERDYNAMICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

would also serve as operator of the project going forward. Several companies are reviewing our data, and we expect the farm-out process to be completed by the end of calendar year 2012.

        At this time, we have no source of operating revenue and there is no assurance when we will, if ever. On June 30, 2012, we had $37,148,000 in cash and $19,180,000 in restricted cash, which is held in escrow in connection with our drilling contract with AGR. We had $26,729,000 in liabilities, which are comprised of current liabilities of $26,604,000 and noncurrent liabilities of $125,000. We have no other material commitments. We plan to use our existing cash to fund these remaining drilling and seismic capital expenditures along with our general corporate needs.

        We are currently involved in various legal proceedings. We are unable to predict the outcome of such matters. These proceedings may have a negative impact on our liquidity, financial condition and results of operations; however, currently pending proceedings, in our opinion, will not have a material adverse effect upon our consolidated financial statements. See additional discussion in Note 11.

Principles of Consolidation

        The accompanying consolidated financial statements include the accounts of Hyperdynamics and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States and the rules of the Securities and Exchange Commission (SEC).

Use of Estimates

        The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and expenses at the balance sheet date and for the period then ended. Actual results could differ from these estimates.

Cash and cash equivalents

        Cash equivalents are highly liquid investments with an original maturity of three months or less. We maintain our cash in bank deposit accounts which, at times, exceed the federally insured limits. At June 30, 2012, we had approximately $35,728,000 in excess of FDIC limits. We have not experienced any losses in such accounts.

Restricted cash

        Included in restricted cash as of June 30, 2012 is $19,180,000 held in escrow which relates to our drilling contract with AGR Peak Well Management Ltd ("AGR"). Under the terms of the drilling contract, we funded the escrow account for the sole purpose of funding our drilling project as overseen by AGR.

Joint interest receivable and allowance for doubtful accounts

        The Company establishes provisions for losses on accounts receivable if it determines that it will not collect all or part of the outstanding balance. Accounts receivable are written down to reflect management's best estimate of realizability based upon known specific analysis, historical experience,

HYPERDYNAMICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

and other currently available evidence of the net collectible amount. There is no allowance for doubtful accounts as of June 30, 2012 or 2011. At June 30, 2012, all of our accounts receivable balance was related to joint interest billings to Dana Petroleum (E&P) Limited ("Dana"), which owns a 23% participating interest in our Guinea Concession.

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

Oil and Gas Properties

Full Cost Method

        We account for oil and natural gas producing activities using the full cost method of accounting as prescribed by the United States Securities and Exchange Commission (SEC). Accordingly, all costs incurred in the acquisition, exploration, and development of proved oil and natural gas properties, including the costs of abandoned properties, dry holes, geophysical costs and annual lease rentals are capitalized. All selling, general and administrative corporate costs unrelated to drilling activities are expensed as incurred. Sales or other dispositions of oil and natural gas properties are accounted for as adjustments to capitalized costs, with no gain or loss recorded unless the ratio of capitalized costs to proved reserves would significantly change, or to the extent that the sale proceeds exceed our capitalized costs. Depletion of evaluated oil and natural gas properties would be computed on the units of production method based on proved reserves. The net capitalized costs of proved oil and natural gas properties are subject to quarterly impairment tests.

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

HYPERDYNAMICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Full-Cost Ceiling Test

        At the end of each quarterly reporting period, the unamortized cost of oil and natural gas properties is limited to the sum of the estimated future net revenues from proved properties (including future development and abandonment costs of wells to be drilled, using prices based on the preceding 12-months' average price based on closing prices on the first day of each month, or prices defined by existing contractual arrangements, are used in deriving future net revenues discounted at 10%) adjusted for related income tax effects ("Full-Cost Ceiling Test").

        The calculation of the Full-Cost Ceiling Test is based on estimates of proved reserves. There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting the future rates of production, timing, and plan of development. The accuracy of any reserves estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Results of drilling, testing, and production subsequent to the date of the estimate may justify revision of such estimates. Accordingly, reserves estimates are often different from the quantities of oil and natural gas that are ultimately recovered.

        During the year ended June 30, 2012 we fully amortized $116,312,000 in proved properties subject to the Full-Cost Ceiling Test. We recognized no impairment charges in the years ended June 30, 2011 or 2010, respectively.

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

        These assets, which were associated with HYD, our domestic business segment, were a disposal group and constituted a component of the entity with distinguishable cash flows. Accordingly, these assets and cash flows and results of operations associated with these assets were classified as discontinued operations in the consolidated statements of operations and consolidated statements of cash flows for 2010.

Property and Equipment, other than Oil and Gas

        Property and equipment are stated on the basis of historical cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, generally three to five years.

Provision for Impairments of Long-lived Assets

        Long-lived assets are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment loss recognized is the excess of the carrying amount over the fair value of the asset. Any impairment charge is recorded through current period earnings. We recognized no impairment charges in the years ended June 30, 2012, 2011 or 2010, respectively.

HYPERDYNAMICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Deferred Rent

        Accounting principles generally accepted in the United States require rent expense to be recognized on a straight-line basis over the lease term. Rent holidays, rent concessions, rent escalation clauses and certain other lease provisions are recorded on a straight-line basis over the lease term (including one renewal option period if renewal is reasonably assured based on the imposition of an economic penalty for failure to exercise the renewal option). The difference between the rent due under the stated lease agreement compared to that of the straight-line basis is recorded as deferred rent. The short-term portion is the portion which is scheduled to reverse within twelve months of the balance sheet date and it is included in accounts payable and accrued expenses. At the beginning of our office lease, we received a free rent period, which began in March 2010 and ended in November 2010. During the free rent period from March 2010 to November 30, 2010, we recorded $140,000 of deferred rent, which is being amortized over the term of the lease.

Income Taxes

        We account for income taxes in accordance with FASB Accounting Standards Codification ("ASC") 740, "Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the tax and financial reporting basis of assets and liabilities and for loss and credit carryforwards. Valuation allowances are provided when recovery of deferred tax assets is not considered likely.

        Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon ultimate settlement. Unrecognized tax benefits are tax benefits claimed in our tax returns that do not meet these recognition and measurement standards. For the year ended June, 30, 2012 the Company has no unrecognized tax benefits.

        Our policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits within income tax expense. For the years ended June 30, 2012, 2011 and 2010, we did not recognize any interest or penalties in our consolidated statement of operations, nor did we have any interest or penalties accrued on our consolidated balance sheet at June 30, 2012 and 2011 relating to unrecognized benefits.

        The tax years 2007-2011 remain open to examination for federal income tax purposes and by the other major taxing jurisdictions to which we are subject.

Stock-Based Compensation

        ASC 718, "Compensation-Stock Compensation" requires recognition in the financial statements of the cost of employee services received in exchange for an award of equity instruments over the period the employee is required to perform the services in exchange for the award (presumptively the vesting period). We measure the cost of employee services received in exchange for an award based on the grant-date fair value of the award. We account for non-employee share-based awards based upon ASC 505-50, "Equity-Based Payments to Non-Employees."

HYPERDYNAMICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        All potential dilutive securities, including potentially dilutive options, warrants and convertible securities, if any, were excluded from the computation of dilutive net loss per common share for the years ended June 30, 2012, 2011 and 2010, respectively, as their effects are antidilutive due to our net loss for those periods.

        Stock options to purchase approximately 12.5 million common shares at an average exercise price of $2.09 and warrants to purchase approximately 13.4 million shares of common stock at an average exercise price of $2.94 were outstanding at June 30, 2012. Using the treasury stock method, had we had net income, approximately 2.8 million common shares attributable to our outstanding stock options and 1.7 million common shares attributable to our outstanding warrants to purchase common shares would have been included in the fully diluted earnings per share calculation for the year ended June 30, 2012.

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

        Stock options to purchase approximately 8.0 million common shares at an average exercise price of $0.91 and warrants to purchase approximately 11.1 million common shares at an average exercise price of $1.25 were outstanding at June 30, 2010. Using the treasury stock method, had we had net income, approximately 0.9 million common shares attributable to our then outstanding stock options and 0.6 million common shares attributable to our then outstanding warrants would have been included in the fully diluted earnings per share calculation for the year ended June 30, 2010.

Contingencies

        We are subject to legal proceedings, claims and liabilities which arise in the ordinary course of business. We accrue for losses associated with legal claims when such losses are probable and can be reasonably estimated. These accruals are adjusted as additional information becomes available or circumstances change. Legal fees are charged to expense as they are incurred. See Note 11, Commitments and Contingencies, for more information on legal proceedings.

Accumulated Other Comprehensive Income (Loss), net of tax

        We follow the provisions of ASC 220, "Comprehensive Income", which establishes standards for reporting comprehensive income. In addition to net income (loss), comprehensive income (loss)

HYPERDYNAMICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

includes all changes to equity during a period, except those resulting from investments and distributions to the owners of the Company. At June 30, 2012, we had a balance in "Accumulated other comprehensive loss, net of income tax" on the consolidated balance sheet of zero. The components of accumulated other comprehensive loss and related tax effects were as follows (in thousands):

	Gross Value	Tax Effect	Net of Tax Value
Accumulated other comprehensive loss at June 30, 2010	$—	$—	$—
Change in fair value of available-for-sale securities	349	—	349

Accumulated other comprehensive loss at June 30, 2011	$349	$—	$349
Change in fair value of available-for-sale securities	123	—	123
Reclassification of other than temporary impairment of securities included in net income	(472)	—	(472)

Accumulated other comprehensive loss at June 30, 2012	$—	$—	$—

        There is no tax effect of the unrealized gain (loss) in other comprehensive income given our full valuation allowance against deferred tax assets. Total comprehensive loss was $149.0 million and $11.6 million in fiscal year 2012 and 2011, respectively.

Financial instruments

        The accounting standards (ASC 820, "Fair Value Measurements and Disclosures") regarding fair value of financial instruments and related fair value measurements define fair value, establish a three-level valuation hierarchy for disclosures of fair value measurement, and enhance disclosure requirements for fair value measures.

        The three levels are defined as follows:

  •
  Level 1—inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

  •
  Level 2—inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

  •
  Level 3—inputs to the valuation methodology are unobservable and significant to the fair value measurement.

        Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The carrying values of cash and cash equivalents, accounts receivable—joint interest and accounts payable approximate fair value. During fiscal 2012, we held investments which were classified as available-for-sale securities and therefore were recorded at their fair value at each reporting date. Available-for-sale investments, which consisted entirely of Corporate Debt securities, were valued at the closing price reported in the active market in which the security was traded. These securities were sold during the third quarter of fiscal 2012.

HYPERDYNAMICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The following table sets forth by level within the fair value hierarchy, our financial assets and liabilities (in thousands) measured at fair value on a recurring basis as of June 30, 2011:

		Fair Value Measurement at June 30, 2011
	Carrying Value at June 30, 2011
		Level 1	Level 2	Level 3
Assets:
Available-for-sale securities	$55,368	$55,368	$—	$—
Liabilities:
Warrant derivative liability	$—	$—	$—	$—

        See discussion of changes in the fair value of available-for-sale securities within Note 4.

        Additionally, we determined that certain warrants outstanding during the fiscal years 2011 and 2010 qualified as derivative financial instruments under the provisions of ASC 815-40, "Derivatives and Hedging—Contracts in an Entity's Own Stock". These warrant agreements included provisions designed to protect holders from a decline in the stock price ('down-round' provision) by reducing the exercise price in the event we issued equity shares at a price lower than the exercise price of the warrants. As a result of this down-round provision, the exercise price of these warrants could be modified based upon a variable that is not an input to the fair value of a 'fixed-for-fixed' option as defined under ASC 815-40 and consequently, these warrants were treated as a liability and recorded at fair value at each reporting date.

        The fair value of these warrants was determined using a lattice model, with any change in fair value during the period recorded in earnings as "Other income (expense)—Gain (loss) on warrant derivative liability." As a result, the derivative warrant liability was carried on the balance sheet at its fair value.

        Significant Level 3 inputs used to calculate the fair value of the warrants included the stock price on the valuation date, expected volatility, risk-free interest rate and management's assumptions regarding the likelihood of a future repricing of these warrants pursuant to the down-round provision.

        The following table sets forth the changes in the fair value measurement of our Level 3 warrant derivative liability:

Beginning balance—July 1, 2010	$583
Change in fair value of derivative liability	771
Warrants exercised and reclassified to additional paid-in capital	(1,354)

Balance at June 30, 2011	$—

        The $771,000 change in fair value during the year ended June 30, 2011, was recorded as an increase to the derivative liability and as a non-cash loss in our statement of operations. For the year ended June 30, 2010, we incurred a $279,000 non-cash gain. All of the remaining warrants underlying this derivative liability were exercised in October 2010. At June 30, 2012 and June 30, 2011, there was no remaining derivative liability balance.

        As of June 30, 2012, we had no financial assets or liabilities measured at fair value on a recurring basis.

HYPERDYNAMICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently issued or adopted accounting pronouncements

        In June 2011, the FASB issued an update to ASC 220, Comprehensive Income. This FASB Accounting Standards Update ("ASU") requires entities to present components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements that would include reclassification adjustments for items that are reclassified from other comprehensive income to net income on the face of the financial statements. The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. Subsequently, in December 2011, the FASB issued ASU 2011-12 which deferred the requirements to include reclassification adjustments for items that are reclassified from other comprehensive income to net income on the face of the financial statements. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, which will be fiscal 2013 for us. The amendments in this update should be applied retrospectively and early application is permitted. We are currently evaluating which presentation option we will utilize for comprehensive income in our consolidated financial statements.

Subsequent Events

        The Company evaluated all subsequent events from June 30, 2012 through the date of issuance of these financial statements.

2. PROPERTY AND EQUIPMENT

        A summary of property and equipment as of June 30, 2012 and 2011 is as follows:

		June 30,
(in thousands)	Useful Life	2012	2011
Computer equipment and software	3 years	$1,655	$1,092
Office equipment and furniture	5 years	563	455
Vehicles	3 years	284	282
Leasehold improvements	3 years	525	305

Total Cost		3,027	2,134
Less—Accumulated depreciation		(1,443)	(798)

		$1,584	$1,336

        We review assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. As of June 30, 2012 and 2011, there were no impairments of property and equipment.

3. INVESTMENT IN OIL AND GAS PROPERTIES

        Investment in oil and gas properties consists entirely of our Guinea concession in offshore West Africa. We own a 77% participating interest in our Guinea Concession.

HYPERDYNAMICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. INVESTMENT IN OIL AND GAS PROPERTIES (Continued)

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

        The PSC Amendment clarified that we retained a Contract Area of approximately 9,650 square miles, which is approximately equivalent to 30% of the original Contract Area under the PSC, following a December 31, 2009 relinquishment of approximately 70% of the original Contract Area. The PSC Amendment requires that we relinquish an additional 25% of the retained Contract Area by September 30, 2013. Under the terms of the PSC Amendment, the first exploration period ended and the Company entered into the second exploration period on September 21, 2010. The second exploration period runs until September 2013, may be renewed to September 2016 and may be extended for one (1) additional year to allow the completion of a well in process and for two (2) additional years to allow the completion of the appraisal of any discovery made. Under the PSC Amendment, we were required to drill an exploration well, which had to be commenced by the year-end 2011, to a minimum depth of 2,500 meters below seabed. This requirement was satisfied with the drilling of the Sabu-1 well which was commenced during October of 2011 and reached the minimum depth of 2,500 meters below the seabed in February of 2012. We are required to drill an additional exploration well, which is to be commenced by the end of September 2016, to a minimum depth of 2,500 meters below seabed. The PSC Amendment requires the expenditure of $15 million on each of the exploration wells ($30 million in the aggregate). We were also required to acquire a minimum of 2,000 square kilometers of 3D seismic by September 2013 with a minimum expenditure of $12 million. This requirement was satisfied with the first 3D seismic survey acquired in 2010. Fulfillment of work obligations exempts us from expenditure obligations and exploration work in excess of minimum work obligations for each exploration period may be carried forward to the following exploration period.

        Under the PSC Amendment, Guinea may participate in development of any discovery at a participating interest of up to 15% of costs being carried for its share. The cost of that carry is to be recovered out of 62.5% of Guinea's share of cost and profit oil. The PSC Amendment removed the right of first refusal held by us covering the relinquished acreage under the original PSC. The PSC Amendment clarified that only those eligible expenditures, which were made following the date the PSC was signed, on September 22, 2006, are eligible for cost recovery. We are required to establish an annual training budget of $200,000 for the benefit of Guinea's oil industry personnel, and we are also obligated to pay an annual surface tax of $2.00 per square kilometer on our retained Concession acreage. The PSC Amendment also provides that should the Guinea government note material differences between provisions of the PSC Amendment and international standards or the Petroleum Code, the parties will renegotiate the relevant articles.

        Under the PSC and PSC Amendment our Guinea Concession is subject to a 10% royalty interest to Guinea. Of the remaining 90% of the first production, we will receive 75% of the revenue for recovery of the cost of operations, and Guinea will receive 25%.

HYPERDYNAMICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. INVESTMENT IN OIL AND GAS PROPERTIES (Continued)

        After recovery cost of operations, revenue will be split as outlined in the table below:

Daily production (b/d)	Guinea Share	Contractor Share
From 0 to 2,000	25%	75%
From 2,001 to 5,000	30%	70%
From 5,001 to 100,000	41%	59%
Over 100,001	60%	40%

        The Guinea Government may elect to take a 15% working interest in any exploitation area.

        In May 2010, the government of Guinea issued a Presidential Decree approving the PSC, as amended.

Assignment of Participating Interest

        On December 4, 2009, we entered into a Sale and Purchase Agreement ("SPA") with Dana Petroleum (E&P) Limited ("Dana") for Dana to acquire a 23% participating interest in the PSC. On January 28, 2010, the Company closed on the transaction with Dana assigning it a working interest in our Concession offshore Guinea. In connection with the closing of the transaction, we entered into an Assignment of Participating Interest (the "Assignment") with Dana, a Deed of Assignment and Joint Operating Agreement ("JOA"). Pursuant to the Assignment, we assigned to Dana an undivided 23% of our participating interest in the contractual interests, rights, obligations and duties under the PSC. As required by the PSC, the Deed of Assignment was delivered as the necessary notice of the Assignment to be given to the Ministry of Mines, Energy and Hydraulics of Guinea.

        As part of the obligation to bear the proportionate share of costs, the SPA required Dana to make a cash payment to us upon closing the assignment of the 23% participating interest to Dana in the amount of $ 1.7 million for Dana's pro-rata portion of accrued expenditures associated with our marine 2D seismic data acquisition program within the Contract Area. The $1.7 million payment was received by us on February 4, 2010 and was recorded as a reduction in the carrying value of our Concession.

        The Operating Agreement appoints us as the operator for purposes of conducting oil and gas exploration and production activities within the retained Contract Area. We share operating costs of joint operations with Dana in proportion to the parties' respective participating interests (Hyperdynamics, 77% and Dana, 23%). An operating committee and voting procedures are established in the JOA whereby managerial and technical representatives of the Company and Dana make decisions regarding joint operations, exploration and appraisal of commercial discoveries, and the disposition of commercial production. The JOA places restrictions upon the transfer of the parties' respective participating interests in the form of a right of first purchase that is triggered by a proposed transfer or certain changes in control of us or Dana.

        In May 2010, we received an administrative order from the Ministry of Mines and Geology of Guinea, referred to as an arrêté, confirming the Guinea government's approval of the assignment of a 23% participating interest in the PSC, as amended, to Dana. On May 20, 2010, we received a payment of $19.6 million in cash from Dana as payment for the assigned 23% participating interest in the contractual interests, rights, obligations and duties under the PSC, as amended.

HYPERDYNAMICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. INVESTMENT IN OIL AND GAS PROPERTIES (Continued)

Accounting for oil and gas property and equipment costs

        We follow the "full-cost" method of accounting for oil and natural gas property and equipment costs. Geological and geophysical costs incurred that are directly associated with specific unproved properties are capitalized in "Unevaluated properties excluded from amortization" and evaluated as part of the total capitalized costs associated with a prospect. The cost of unproved properties not being amortized is assessed to determine whether such properties have been impaired. In determining whether such costs should be impaired, we evaluate current drilling results and available geological and geophysical information. Any impairment assessed to unproved properties is added to the cost of proved properties. The unamortized cost of proved oil and gas properties is limited by the Full-Cost Ceiling Test.

        We exclude capitalized costs of unevaluated oil and gas properties from amortization. Geological and geophysical information pertaining to the Guinea concession was collected and evaluated and no reserves have been attributed to this concession. In February 2012, we completed the drilling of the Sabu-1 well, which was determined to be non-commercial. As a result, we evaluated certain geological and geophysical related costs in unproved properties along with the drilling costs of the Sabu-1 well and moved $116,312,000 to proved properties. Since we have no proved reserves to include in the Full-Cost Ceiling Test, the entire $116,312,000 resulted in the full amortization of our proved oil and gas properties. The net costs associated with properties which remain unevaluated were $39,278,000 and $36,200,000 as of June 30, 2012 and 2011, respectively. These costs are excluded from amounts subject to amortization.

        The following table provides detail of total capitalized costs (in thousands) for our Guinea Concession as of June 30, 2012 and 2011:

	June 30, 2012	June 30, 2011
Oil and Gas Properties:
Proved oil and gas Properties	$116,312	$—
Unproved oil and gas Properties	32,469	36,200
Other Equipment Costs	6,809	—

Less—Accumulated depreciation, depletion and amortization costs	(116,312)	—

Unevaluated properties not subject to amortization	$39,278	$36,200

        During the year ended June 30, 2012, we incurred $28,556,000 of geological and geophysical costs, primarily related to our 3D seismic acquisition and processing work which commenced in November 2011, and we incurred $90,834,000 of other exploration costs for our Guinea Concession during the year ended June 30, 2012, primarily related to the drilling of our first well which commenced in October 2011. Internal costs incurred that are directly identified with exploration, development, and acquisition activities undertaken by us, and which are not related to production, general corporate overhead, or similar activities, are capitalized. For the year ended June 30, 2012, we capitalized $6,613,000 of such costs.

        During the year ended June 30, 2011, we incurred $26,882,000 of geological and geophysical costs, primarily related to our 3D seismic acquisition and processing work which commenced in August 2010,

HYPERDYNAMICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. INVESTMENT IN OIL AND GAS PROPERTIES (Continued)

and we incurred $9,226,000 of other exploration costs for our Guinea Concession during the year ended June 30, 2011, primarily related to the purchase of long lead tangible drilling items such as wellheads and tubular items to prepare for the drilling of our first well which commenced during the second quarter of fiscal 2012. Internal costs incurred that are directly identified with exploration, development, and acquisition activities undertaken by us, and which are not related to production, general corporate overhead, or similar activities, are capitalized. For the year ended June 30, 2011, we capitalized $4,001,000 of such costs.

PGS Geophysical AS, Norway

        On June 11, 2010, we entered into an Agreement for the Supply of Marine Seismic Data ("3D Seismic Contract") with PGS Geophysical AS, Norway ("PGS"). Under the terms of the 3D Seismic Contract, PGS agreed to conduct the acquisition phase of a 3,635 square kilometer 3D seismic survey of the area that is subject to our rights, or concession, to explore and exploit offshore oil and gas reserves off the coast of Guinea. The intended purpose of the 3D seismic survey was to obtain detailed imaging of the multiple prospects which were identified from our prior 2D seismic data acquisition over the concession.

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

AGR Peak Well Management Limited

        Effective November 30, 2010, we contracted with AGR to manage our exploration drilling project offshore Republic of Guinea to handle well construction project management services, logistics, tendering and contracting for materials as well as overall management responsibilities for the drilling program. On June 21, 2012, our wholly-owned subsidiary, SCS, filed suit against AGR following unsuccessful negotiations to address the cost overruns associated with the Sabu-1 well drilled off the coast of the Republic of Guinea. See additional discussion within Note 11.

CGG Veritas

        On September 20, 2011, we entered into an Agreement for the Supply of Marine Seismic Data ("3D Seismic Contract") with CGG Veritas ("Veritas"). Under the terms of the 3D Seismic Contract, Veritas agreed to conduct the acquisition phase of a 4,000 square kilometer 3D seismic survey of the area that is subject to our rights, or Concession, to explore offshore Republic of Guinea. Our goal in contracting for the 3D seismic survey is to investigate multiple possible deepwater submarine fans seen on 2D seismic data that was previously obtained by us. The survey commenced in November 2011, using the survey vessel Oceanic Endeavour. The cost for the survey, processing and other services is expected to total approximately $30.0 million gross, with our 77% share being $23.1 million. The costs incurred as of June 30, 2012 amount to $26.3 million with our 77% share being $20.3 million and is capitalized in unevaluated oil and gas properties.

HYPERDYNAMICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. INVESTMENT IN OIL AND GAS PROPERTIES (Continued)

        The area of the 3D acquisition is just southwest and adjacent to one of the 3D surveys obtained by us in 2010. The most recent survey is expected to use Veritas BroadSeis broadband solution, which is expected to provide a more detailed image of the subsurface. After acquisition, the data will be processed by Veritas, with completion of that work expected in the first half of fiscal 2013.

Prospective Investment

        We made payments of $5,000,000 each in connection with a prospective oil and gas investment on September 20, 2011 and November 15, 2011. The $10,000,000 in deposits were to have been credited on the purchase price of the prospective investment. As negotiations terminated without an agreement, we have written off this deposit. The $10,000,000 write off has been included in income from operations in our Statement of Operations for the year ended June 30, 2012.

4. INVESTMENTS

        During the fourth quarter of fiscal 2011, we purchased $55.7 million in debt securities which were classified as available-for-sale. These securities were subsequently sold during the second and third quarters of fiscal 2012, resulting in a realized loss of $0.4 million, compared to interest income earned over the life of the investments of $0.6 million. No investments were held as of June 30, 2012.

        The following is a summary of available-for-sale securities as of June 30, 2011:

(in thousands)	Amortized Cost	Unrealized gains (losses)	Fair Value (net)
US corporate debt securities	$55,717	$(349)	$55,368
Total debt securities	55,717	(349)	55,368
Equity securities	—	—	—

Total available-for-sale	$55,717	$(349)	$55,368

        The Company had no securities classified as held-to-maturity as of June 30, 2012 and 2011.

5. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

        Accounts payable and accrued expenses as of June 30, 2012 and 2011 include the following:

(in thousands)	2012	2011
Accounts payable—Trade	$21,965	$2,228
Accrued payroll and bonus	4,220	364
Accrued—Other	419	524

	$26,604	$3,116

HYPERDYNAMICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. OTHER CURRENT ASSETS

        Other current assets as of June 30, 2012 and 2011 include the following:

(in thousands)	2012	2011
Cash on deposit with payroll provider	$3,429	$—
Short-term deposits	25	40
Other	105	109

	$3,559	$149

7. WARRANT DERIVATIVE LIABILITY

        Effective July 1, 2009, we adopted FASB ASC Topic No. 815-40 (formerly EITF 07-05) which defines determining whether an instrument (or embedded feature) is indexed to an entity's own stock. This guidance specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to our own stock and (b) classified in stockholders' equity in the statement of financial position, would not be considered a derivative financial instrument and provides a two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer's own stock and thus able to qualify for the scope exception.

        As a result of this adoption, certain warrants previously treated as equity pursuant to the derivative treatment exemption are no longer afforded equity treatment because these warrants have an adjustment provision applicable to the exercise price that adjusted the exercise price downward in the event we subsequently issued common stock, stock warrants, stock options or convertible debt with a stock price, exercise price or conversion price lower than YA Global Investments, LP ("YA Global") exercise price, originally $2.00 per share. As a result, the warrants are not considered indexed to our stock, and as such, all future changes in the fair value of these warrants were recognized currently in earnings in our consolidated statement of operations under the caption "Other income (expense)—Gain (loss) on warrant derivative liability" until such time as the warrants were exercised.

        The exercise price of certain warrants issued to YA Global, which were completely exercised prior to December 31, 2010, were subject to adjustment in the event we subsequently issue common stock, stock warrants, stock options or convertible debt with a stock price, exercise price or conversion price lower than YA Global's exercise price, originally $2.00 per share. If these provisions had triggered, YA Global would have received warrants to purchase additional shares of common stock and a reduction in the exercise price of all their warrants.

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

        In October 2010, YA Global exercised its remaining warrants into 161,608 shares of stock on a cashless basis. As a result, we reduced the remaining derivative liability by $649,000 and increased

HYPERDYNAMICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. WARRANT DERIVATIVE LIABILITY (Continued)

additional paid-in capital by the same amount. No warrant derivative liability exists as of June 30, 2012 or 2011.

8. INCOME TAXES

        Federal Income taxes are not currently due since Hyperdynamics has had losses since inception. Components of deferred tax assets as of June 30, 2012 and 2011 are as follows:

(in thousands)	2012	2011
Current deferred tax assets:
Other current deferred tax assets	$60	$—

Total current temporary differences	60	—
Less: valuation allowance	(60)	—

Net current deferred tax assets	$—	$—

Non-current deferred tax assets
Stock compensation	$1,999	$1,951
Property and Equipment	28	—
Oil and Gas Properties	46,194	5,485	(1)
Other non-current deferred tax assets	—	12

Total non-current deferred tax assets	$48,221	$7,448

Non-current deferred tax liabilities
Property and Equipment	$—	$(165)

Net operating losses	22,751	15,204	(1)

	70,972	22,487
Less: valuation allowance	(70,972)	(22,487)

Net non-current deferred tax assets (liabilities)	$—	$—

(1)
During the fourth quarter of fiscal year 2012, we identified certain errors in our previously issued consolidated financial statements within our deferred tax disclosure. The error was the result of an uncertain tax position related to the year ended June 30, 2010 that had not previously been disclosed, which impacted the presentation of our deferred tax balances and related disclosures as of June 30, 2011 and 2010. We have established the tabular roll-forward to disclose this uncertain tax position in this footnote, and the June 30, 2011 deferred tax balances have been corrected. The error in our previously disclosed deferred tax balances did not impact our consolidated balance sheets or statements of operations because the Company was in an overall deferred tax asset position with a full valuation allowance. We evaluated the materiality of the errors from both a qualitative and a quantitative perspective and concluded that these errors are immaterial to our previously issued consolidated financial statements. We have corrected the consolidated financial statements presented herein to reflect the correction of these errors.

HYPERDYNAMICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. INCOME TAXES (Continued)

        Deferred tax assets have been fully reserved due to determination that it is more likely than not that the Company will not be able to realize the benefit from them.

        Hyperdynamics has U.S. net operating loss carryforwards of approximately $80,884,000 at June 30, 2012. The U.S. net operating losses contains excess tax benefits related to stock compensation in the amount of $2,441,000 which have not been included in the financial statements.

        Internal Revenue Code Section 382 restricts the ability to use these carryforwards whenever an ownership change, as defined, occurs. Hyperdynamics incurred such an ownership change on January 14, 1998 and again on June 30, 2001. As a result of the first ownership change, Hyperdynamics' use of net operating losses as of January 14, 1998, of $949,000, are restricted to $151,000 per year. The availability of losses from that date through June 30, 2001 of $3,313,000 are restricted to $784,000 per year. Currently the Company is analyzing whether the utilization of the net operating loss carryforwards from years subsequent to 2001 may be subject to a significant annual limitation due to ownership changes that have occurred previously under Section 382 of the Internal Revenue Code.

        The Company underwent a restructuring during the current year that removed approximately $13,202,000 of net operating losses from the U.S. consolidated tax return. It is unlikely that the entity where these net operating losses reside will ever generate U.S. taxable income sufficient to utilize any of these losses. Due to the existence of the valuation allowance, it is not expected that any possible limitation will have an impact on the results of operations or financial position of the Company. The U.S. net operating loss carryforwards expire from 2019 to 2032.

        The difference between the statutory tax rates and our effective tax rate is primarily due to the valuation allowance applied against our deferred tax assets generated by net operating losses. A reconciliation of the actual taxes to the U.S. statutory tax rate for the years ended June 30, 2012, 2011 and 2010 is as follows:

(in thousands)	2012	2011	2010
Income tax benefit at the statutory federal rate (35%)	$(52,256)	$(3,933)	$(2,803)
Increase (decrease) resulting from nondeductible stock compensation	1,454	(515)	—
Reduction of net operating losses related to excess tax benefits from non-qualifying stock options	854	—	—
Increase (decrease) resulting from nontaxable gain on derivative liability	—	270	(98)
Other, net	1,403	14	—
Change in valuation allowance	48,545	4,164	2,901

Net income tax expense	$—	$—	$—

HYPERDYNAMICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. INCOME TAXES (Continued)

        The following table summarizes the activity related to our gross unrecognized tax benefits from July 1, 2009 to June 30, 2012 (in thousands):

Federal, State and Foreign Tax
(In thousands)
Balance at June 30, 2009	$0
Additions to tax positions related to the current year	5,485
Additions to tax positions related to prior years	0
Statute expirations	0

Balance at June 30, 2010	$5,485

Additions to tax positions related to the current year	0
Additions to tax positions related to prior years	0
Statute expirations	0

Balance at June 30, 2011	$5,485

Additions to tax positions related to the current year	0
Additions to tax positions related to prior years	0
Statute expirations	0

Balance at June 30, 2012	$5,485

        The total unrecognized tax benefits that, if recognized, would affect our effective tax rate was $0 for the years ended June 30, 2012, June 30, 2011, and June 30, 2010.

        During fiscal year 2012, we recorded an increase to the June 30, 2009 balance of $5,485,000 in our liability for unrecognized tax benefits, of which $5,485,000 was an increase related to U.S. tax positions taken on the June 30, 2010 tax return. This liability for unrecognized tax benefits has been netted against the net operating losses disclosed in the consolidated financial statements as of June 30, 2012 and 2011.

        Our policy is to include potential accrued interest and penalties related to unrecognized tax benefits within our income tax provision account. We have no accruals for the payment of interest, net of tax benefits, or penalties as of June 30, 2012, 2011, and 2010, respectively.

        We file income tax returns, including tax returns for our subsidiaries, with federal, state, local, and foreign jurisdictions. Our tax returns are subject to routine compliance review by the taxing authorities in the jurisdictions in which we file tax returns in the ordinary course of business. We consider the United States to be our most significant tax jurisdiction; however, the taxing authorities in Guinea may audit various tax returns. We currently have no ongoing federal or state audits. The normal statute of limitations for tax returns being available for IRS audit is three years from the filing date of the return. However, net operating losses are subject to adjustment upon utilization of the loss to offset taxable income regardless of when the net operating loss was generated. Therefore, all of our historic losses are subject to adjustment until they are utilized or expire.We do not believe there will be any decreases to our unrecognized tax benefits within the next twelve months.

HYPERDYNAMICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. SHAREHOLDERS' EQUITY

Series A Preferred Stock

        In January 2000, we issued 3,000 shares of Series A Convertible Preferred Stock for net proceeds of $2,604,190. The stated value was $1,000 per share and par value is $0.001. This series was non-voting and had a dividend rate of 4%, payable at conversion in either cash or shares of common stock, at Hyperdynamics' option. During 2000 and 2001, 1,055 shares were converted to common stock. As a result, 1,945 shares remained outstanding at June 30, 2010. By terms of the original agreement, the preferred shares were convertible into Hyperdynamics' common stock at a price equivalent to the lower of the trading price when purchased of $5.25 or 80% of the current 5-day trading average. All or any of the stock could be converted at any time at the holder's option. According to the terms of the agreement, all preferred shares outstanding as of January 30, 2002 were to be automatically converted to common stock. If the Series A stock had been converted at that time, approximately 4,862,000 shares of common stock would have been issued. This conversion did not occur because of legal claims filed by both the Series A shareholders and Hyperdynamics against each other.

        Since the outcome was not known and no conversion had been effected, Hyperdynamics continued to accrue dividends on the 1,945 shares through September 30, 2004. Management evaluated the accrual as of September 30, 2004 and determined the accrual should be discontinued. Management reevaluated the accrual periodically and considered the accrual to be adequate to cover the liability, if any, pursuant to the lawsuit.

        On December 30, 2010, we entered into a settlement agreement pursuant to which we issued 239,437 shares of our common stock in connection with the conversion of 1,945 outstanding shares of Series A Preferred Stock. As part of the settlement, we were relieved of any Series A Preferred Stock dividend payments, two former officers agreed to the cancellation of an aggregate of 100,000 warrants which had an exercise price of $4.00 and 7,500 shares of our common stock were surrendered to us. As a result of this agreement, we were not required to issue the full amount of convertible securities under the terms of the Series A Preferred and we did not have to pay $372,000 of dividends we previously accrued as payable which represented accruals through September 30, 2004.

Common Stock issuances

Year ended June 30, 2012

For cash:

        On February 2, 2012, we closed the sale of 10,000,000 shares of our common stock and warrants to purchase 10,000,000 shares of our common stock in a registered direct public offering. The net proceeds to us from the offering were approximately $28,162,000. The warrants have an exercise price of $3.50 per share, become exercisable in August 2012, and expire in April 2013.

For exercise of options:

        During the year ended June 30, 2012, 804,999 options were exercised for total gross proceeds of $670,000. The options were exercised at prices ranging from $0.31 to $2.00.

HYPERDYNAMICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. SHAREHOLDERS' EQUITY (Continued)

For exercise of warrants:

        During the year ended June 30, 2012, we issued 340,208 shares of common stock upon the cashless exercise of warrants to purchase 430,000 shares of common stock.

Year ended June 30, 2011

For cash:

        On November 3, 2010, we entered into a Stock Purchase Agreement with two institutional funds under management of affiliates of BlackRock (collectively, the "Investors") pursuant to which the Investors agreed to purchase an aggregate of 15,000,000 shares of our common stock at a purchase price of $2.00 per share in a private placement. At closing, we received approximately $29.9 million, net of offering costs.

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

For exercise of options:

        During the year ended June 30, 2011, 858,613 options were exercised for total gross proceeds of $906,000. The options were exercised at prices ranging from $0.24 to $2.00.

For exercise of warrants:

        During the year ended June 30, 2011, 6,164,213 warrants were exercised for total gross proceeds of $7,709,000. The warrants were exercised at prices ranging from $0.98 to $1.58. Additionally, during the year ended June 30, 2011, we issued 384,848 and 175,714 shares of common stock to YA Global and a prior executive respectively upon the cashless exercise of warrants to purchase 702,222 and 240,000 shares of common stock respectively.

Issuance of common stock in Series A settlement:

        On December 30, 2010, we entered into a litigation settlement whereby we issued 239,437 shares of our common stock.

HYPERDYNAMICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. SHAREHOLDERS' EQUITY (Continued)

Year ended June 30, 2010

Common Stock Issuances:

        During year ended June 30, 2010, the Company issued 442,049 shares of common stock from its Stock and Stock Option plan to employees, directors and consultants for services valued at $324,000. The shares were valued using the market close price on the date of grant. On November 12, 2009, we entered into a Shares Purchase Agreement with Enable Growth Partners, L.P. ("Enable"), which held certain securities that were previously issued by us. Pursuant to the Shares Purchase Agreement, we issued to Enable 1,578,948 shares of our common stock, par value $0.001 per share. The aggregate net proceeds from the offering, after deducting offering expenses was approximately $1,485,000. The offering closed on November 17, 2009.

        On December 3, 2009, the Company entered into a Securities Purchase Agreement pursuant to which the Company agreed to sell an aggregate of 7,222,223 shares of its common stock and warrants to purchase a total of 3,250,000 shares of its common stock to institutional investors for gross proceeds of approximately $6.5 million. The net proceeds to the Company from the offering, after deducting placement agent fees and the Company's offering expenses, were approximately $6,045,000. The placement agent also received warrants to purchase 144,444 shares of common stock as additional compensation. The purchase price of a share of common stock and fractional warrant was $0.90 with the warrants priced at $0.98. Subject to certain ownership limitations, the warrants were exercisable 181 days following the closing date of the offering and expire four years following the initial exercise date at an exercise price of $0.98. The offering closed on December 7, 2009.

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

HYPERDYNAMICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. SHAREHOLDERS' EQUITY (Continued)

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

For exercise of warrants:

        During the fiscal year ended June 30, 2010, Enable exercised all warrants to purchase 4,646,465 shares of common stock at an exercise price of $0.95 for total gross proceeds of $4,414,142. Additionally, during the year ended June 30, 2010, we issued 201,490 shares of common stock to YA Global upon the cashless exercise of warrants to purchase 520,000 shares of common stock.

For exercise of options:

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

10. STOCK OPTIONS AND WARRANTS

        On February 18, 2010, at our annual meeting of stockholders, the board of directors and stockholders approved the 2010 Equity Incentive Plan (the "2010 Plan"). Prior to the 2010 stockholder meeting, we had two stock award plans: the Stock and Stock Option Plan, which was adopted in 1997 ("1997 Plan") and the 2008 Restricted Stock Award Plan ("2008 Plan"). In conjunction with the approval of the 2010 Plan at the annual meeting, the 1997 Plan and 2008 Plan were terminated as of February 18, 2010. Subsequently, on February 17, 2012, the 2010 Plan was amended to increase the maximum shares issuable under the 2010 Plan.

HYPERDYNAMICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. STOCK OPTIONS AND WARRANTS (Continued)

        The 2010 Plan provides for the grants of shares of common stock, restricted stock or incentive stock options and/or nonqualified stock options to purchase our common stock to selected employees, directors, officers, agents, consultants, attorneys, vendors and advisors of ours' or of any parent or subsidiary thereof. Shares of common stock, options, or restricted stock can only be granted under this plan within 10 years from the effective date of February 18, 2010. A maximum of 10,000,000 shares are issuable under the 2010 Plan and at June 30, 2012, 2,044,019 shares remained available for issuance.

        The 2010 Plan provides a means to attract and retain the services of participants and also to provide added incentive to such persons by encouraging stock ownership in the Company. Plan grants are administered by the Compensation Committee, who has substantial discretion to determine which persons, amounts, time, price, exercise terms, and restrictions, if any.

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

Stock Options

        The following table provides information about options during the years ended June 30:

	2012	2011	2010
Number of options granted	4,273,461	2,906,000	7,614,000
Compensation expense recognized	$5,024,825	$2,175,625	$1,578,792
Compensation cost capitalized	1,745,344	973,730	—
Weighted average fair value of options outstanding	$2.09	$1.85	$0.91

HYPERDYNAMICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. STOCK OPTIONS AND WARRANTS (Continued)

        The following table details the significant assumptions used to compute the fair market values of employee and director stock options granted during the years ended June 30:

	2012	2011	2010
Risk-free interest rate	0.11 - 0.91%	1.11 - 2.68%	0.17 - 3.58%
Dividend yield	0%	0%	0%
Volatility factor	105 - 129%	91 - 146%	58 - 178%
Expected life (years)	0.25 - 3.25	0.9 - 6.0	0.23 - 5.0

        Summary information regarding employee stock options issued and outstanding under all plans as of June 30, 2012 is as follows:

	Options	Weighted Average Share Price	Aggregate intrinsic value	Weighted average remaining contractual life (years)
Outstanding at year ended June 30, 2009	2,219,707	$3.27	$45,375	1.76
Granted	7,614,000	0.83
Exercised	(220,000)	0.63
Forfeited	(130,000)	2.05
Expired	(1,434,947)	4.10

Outstanding at year ended June 30, 2010	8,048,760	$0.91	$2,589,600	6.20

Granted	2,906,520	4.15
Exercised	(858,613)	1.10
Forfeited	(438,053)	0.90
Expired	(383,760)	2.24

Outstanding at year ended June 30, 2011	9,274,854	$1.85	$23,558,086	5.65

Granted	4,273,461	2.57
Exercised	(804,999)	0.83
Forfeited	(248,000)	5.51

Options outstanding at year ended June 30, 2012	12,495,316	$2.09	$1,145,800	4.62

Options exercisable at year ended June 30, 2012	4,697,261	$1.81	$498,925	4.47

HYPERDYNAMICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. STOCK OPTIONS AND WARRANTS (Continued)

Options outstanding and exercisable as of June 30, 2012

Exercise Price	Outstanding Number of Shares	Remaining Life	Exercisable Number of Shares
$0.01 - 1.00	40,000	1 year or less	40,000
$0.01 - 1.00	3,626,668	2 years	1,640,834
$0.01 - 1.00	1,843,461	5 years	—
$1.01 - 2.00	1,271,000	2 years	1,150,667
$1.01 - 2.00	30,000	5 years	—
$1.01 - 2.00	750,667	8 years	540,667
$2.01 - 3.00	77,000	5 years	—
$2.01 - 3.00	280,000	8 years	195,000
$3.01 - 4.00	990,000	4 years	—
$3.01 - 4.00	511,000	8 years	303,833
$4.01 - 5.00	1,183,000	4 years	—
$4.01 - 5.00	1,562,520	9 years	631,260
$5.01 - 6.00	100,000	1 year or less	100,000
$5.01 - 6.00	110,000	9 years	50,000
$6.01 - 7.00	30,000	9 years	15,000
$7.01 - 8.00	90,000	9 years	30,000

	12,495,316		4,697,261

Options outstanding and exercisable as of June 30, 2011

Exercise Price	Outstanding Number of Shares	Remaining Life	Exercisable Number of Shares
$0.01 - 0.49	85,000	1 year	85,000
$0.01 - 0.49	3,550,000	3 years	1,227,500
$0.50 - 1.00	60,000	1 year	60,000
$0.50 - 1.00	443,334	3 years	216,667
$1.00 - 1.49	720,000	3 years	640,000
$1.00 - 1.49	914,000	9 years	377,000
$1.50 - 1.99	551,000	3 years	260,333
$2.00 - 3.00	120,000	1 year or less	120,000
$2.00 - 3.00	280,000	9 years	140,000
$3.00 - 4.00	536,000	9 years	140,000
$4.00 - 5.00	1,585,520	9 years	—
$5.00 - 6.00	310,000	9 years	—
$6.00 - 7.00	30,000	9 years	—
$7.00 - 8.00	90,000	9 years	—

	9,274,854		3,266,500

HYPERDYNAMICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. STOCK OPTIONS AND WARRANTS (Continued)

        At June 30, 2012, there was $6,926,000 of unrecognized compensation costs related to non-vested share based compensation arrangements granted to employees under the plans.

        During 2012, a total of 2,235,760 options, with a weighted average grant date fair value of $1.76 per share, vested in accordance with the underlying agreements. Unvested options at June 30, 2012 totaled 7,798,055 with a weighted average grant date fair value of $1.21, an amortization period of two to three years and a weighted average remaining life of 6.31 years.

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

        The following table details the significant assumptions used to compute the fair market value of awards modified as of February 17, 2012:

2012
Risk-free interest rate	0.42%
Dividend yield	0%
Volatility factor	129%
Expected life (years)	2.5 - 3.2

Warrants

        Warrant activity during the years ended June 30, 2012, 2011 and 2010:

Year ended June 30, 2012:

        As a result of the equity transaction in February 2012, the Company issued warrants to purchase a total of 10,000,000 shares of its common stock to institutional investors. The warrants have an exercise price of $3.50 per share, a term of 14 month from the date they were granted, and are exercisable 6 months following the close of the transaction. The exercise price of the warrants may be adjusted in the case of stock splits, stock dividends or combinations of shares, or in the event the Company issues rights, options or warrants to all holders of the Company's common stock with an exercise or purchase price less than the volume weighted average price of the Company's shares on the record date. The warrants are considered indexed to our common stock and therefore are not considered a derivative. The warrants issued to the investors had a fair value of $7,820,000. The fair value of the 10,000,000 shares issued in the transaction was $22,180,000 based upon the market price on the transaction date.

HYPERDYNAMICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. STOCK OPTIONS AND WARRANTS (Continued)

The fair value of the warrants was determined using the Black-Scholes option pricing model. The following table details the significant assumptions used to compute the fair market value of the warrants:

2012
Risk-free interest rate	0.15%
Dividend yield	0%
Volatility factor	105%
Expected life (months)	14

Year ended June 30, 2011:

        During the fiscal year ended June 30, 2011, holders of warrants exercised an aggregate of 7,106,000 warrants with exercise prices ranging from $0.98 to $1.58 per share for total proceeds to us of $7,709,000, and 100,000 warrants held by former executives with a weighted average price of $4.00 were cancelled during the year. Additionally, YA Global exercised the remaining 702,222 of its warrants on a cashless basis and received 384,848 shares of our common stock.

Year ended June 30, 2010:

        The holders of all of our Series B preferred stock agreed to the cancellation of warrants to purchase 1,000,000 shares of the Company's common stock.

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

        As a result of the equity transaction in November 2009, the exercise price of warrants held by Enable and previously granted as part of the convertible debenture transaction, was reduced from $2.50 to $0.95 per share for 1,111,111 warrants, and from $2.25 to $0.95 per share for 1,111,111 warrants,

HYPERDYNAMICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. STOCK OPTIONS AND WARRANTS (Continued)

subject to no further adjustment other than for stock splits and stock dividends. This modification resulted in an increased fair value of $158,000, which has been treated as additional interest expense and which was calculated as the difference in the fair value of the warrants immediately before and after the modification using the Black-Scholes option pricing model. The following table details the significant assumptions used to compute the fair market value of the warrant modification:

	Before Modification	After Modification
Risk-free interest rate	2.63%	2.63%
Dividend yield	0%	0%
Volatility factor	125%	125%
Remaining term (years)	5.80	5.80

        During the fiscal year ended June 30, 2010, Enable exercised all 4,646,465 warrants for a total $4,414,142.

        As a result of the equity transaction in December 2009, the Company issued warrants to purchase a total of 3,250,000 shares of its common stock to institutional investors. The placement agent in the transaction received 144,444 warrants. The warrants have an exercise price of $0.98 per share a term of four years from the date they become exercisable and are exercisable 181 days following the close of the transaction. The exercise price of the warrants may be adjusted in the case of stock splits, stock dividends or combinations of shares, or in the event the Company issues rights, options or warrants to all holders of the Company's common stock with an exercise or purchase price less than the volume weighted average price of the Company's shares on the record date. The warrants issued to the investors and the placement agent had a relative fair value of $1,572,000 and $70,000, respectively. The relative fair value of the 7,222,223 shares issued in the transaction was $4,403,000 based upon the market price on the transaction date. The fair value of the warrants was determined using the Black-Scholes option pricing model. The following table details the significant assumptions used to compute the fair market value of the warrant modification:

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

HYPERDYNAMICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. STOCK OPTIONS AND WARRANTS (Continued)

transaction was $8,303,000 based upon the market price on the transaction date. The fair value of the warrants was determined using the Black-Scholes option pricing model. The following table details the significant assumptions used to compute the fair market value of the warrant modification:

Risk-free interest rate	0.41%	2.49%
Dividend yield	0%	0%
Volatility factor	118%	118%
Remaining term	1.5	5.5

        Summary information regarding common stock warrants issued and outstanding as of June 30, 2012 is as follows:

	Warrants	Weighted Average Share Price	Aggregate intrinsic value	Weighted average remaining contractual life(years)
Outstanding at year ended June 30, 2009	10,343,131	$1.99	$45,375	5.59
Granted	6,938,462	1.16
Exercised	(5,166,465)	0.94
Expired	(1,050,000)	4.05

Outstanding at year ended June 30, 2010	11,065,128	$1.25	$1,168,000	3.93

Granted	—	—
Exercised	(7,106,435)	1.20
Expired	(100,000)	4.00

Outstanding at year ended June 30, 2011	3,858,693	$1.26	$11,737,345	3.03

Granted	10,000,000	3.50
Exercised	(430,000)	0.90
Expired	—	—

Outstanding at year ended June 30, 2012	13,428,693	$2.94	—	1.08

Warrants outstanding and exercisable as of June 30, 2012

Exercise Price	Outstanding Number of Shares	Remaining Life	Exercisable Number of Shares
$0.90	2,810,000	2 years	2,810,000
$0.98	10,833	2 years	10,833
$1.58	207,860	3 years	207,860
$3.50	10,000,000	Less than1 year	—
$4.00	400,000	2 years	400,000

	13,428,693		3,428,693

HYPERDYNAMICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. STOCK OPTIONS AND WARRANTS (Continued)

Warrants outstanding and exercisable as of June 30, 2011

Exercise Price	Outstanding Number of Shares	Remaining Life	Exercisable Number of Shares
$0.90	3,240,000	3 years	3,240,000
$0.98	10,833	3 years	10,833
$1.58	207,860	4 years	207,860
$4.00	400,000	3 years	400,000

	3,858,693		3,858,693

11. COMMITMENTS AND CONTINGENCIES

LITIGATION AND OTHER LEGAL MATTERS

        From time to time, we and our subsidiaries are involved in business disputes that may occur in the ordinary course of business. We are unable to predict the outcome of such matters when they arise. Other than disputes currently disclosed under litigation, we are unaware of any other disputes that exist and do not believe that the ultimate resolution of such matters would have a material adverse effect on our financial statements. We review the status of on-going proceedings and other contingent matters with legal counsel. Liabilities for such items are recorded if and when it is probable that a liability has been incurred and when the amount of the liability can be reasonably estimated. If we are able to reasonably estimate a range of possible losses, an estimated range of possible loss is disclosed for such matters in excess of the accrued liability, if any. Liabilities are periodically reviewed for adjustments based on additional information.

Shareholder Lawsuits

        On April 2, 2012, a lawsuit styled as a class action was filed in the U.S. District Court for the Southern District of Texas against us and our chief executive officer alleging that we made false and misleading statements that artificially inflated our stock prices. The lawsuit alleges, among other things, that we misrepresented the prospects and progress of our drilling operations, including our drilling of the Sabu-1 well and plans to drill the Baraka-1 well off the coast of the Republic of Guinea. The lawsuit seeks damages based on Sections 10(b) and 20 of the Securities Exchange Act of 1934, although the specific amount of damages is not specified. On June 1 and June 4, 2012, a number of parties made application to the Court to be appointed as lead plaintiff for this action, but a lead plaintiff has not yet been selected by the Court. We anticipate a consolidated amended complaint will be filed in the matter once a lead plaintiff is appointed. We have assessed the status of this matter and have concluded that although an adverse judgment is reasonably possible, it is not probable. As a result, no provision has been made in the consolidated financial statements. Given the early stage of this dispute, we are unable to estimate a range of possible loss; however, in our opinion, the outcome of this dispute will not have a material effect on our financial condition and results of operations.

        On April 5, 2012, a purported derivative action was filed in the District Court of Harris County, Texas, against all of our directors. The petition alleges that the directors breached their fiduciary duties in connection with positive statements about our drilling operations and the Guinea Concession and disclosures related to material weaknesses that we identified in our financial controls. The plaintiff

HYPERDYNAMICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. COMMITMENTS AND CONTINGENCIES (Continued)

seeks unspecified damages against our directors including restitution and disgorgement of profits and advances based on asserted causes of action for breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets. On July 12, 2012, we and our directors filed special exceptions to the derivative lawsuit on the basis that the plaintiff failed to plead demand futility. The plaintiff did not make a demand on the Hyperdynamics Board prior to filing the derivative suit; therefore the lawsuit would be subject to dismissal unless the plaintiffs' pleadings sufficiently demonstrated that demand would be futile. In response, the plaintiff amended his petition on August 13, 2012. We have assessed the status of this matter and have concluded that although an adverse judgment is reasonably possible, it is not probable. As a result, no provision has been made in the consolidated financial statements. Given the early stage of this dispute, we are unable to estimate a range of possible loss; however, in our opinion, the outcome of this dispute will not have a material effect on our financial condition and results of operations.

Iroquois Lawsuit

        On May 9, 2012, a lawsuit was filed in the Supreme Court of the State of New York against us and all of our directors. The plaintiffs, five hedge funds that invested in us in early 2012, allege that we breached an agreement with the plaintiffs, and that we and the directors made certain negligent misrepresentations relating to the company's drilling operations. Among other claims, the plaintiffs allege that we misrepresented the status of our drilling operations and the speed with which the drilling would be completed. The plaintiffs advance claims for breach of contract and negligent misrepresentation and seek damages in the amount of $18.5 million plus pre-judgment interest. The plaintiffs also seek indemnity for their legal expenses On July 12, 2012, we and the directors moved to dismiss the suit for failure to state a claim as to all defendants and for lack of personal jurisdiction over the director defendants. The maximum possible loss is the full amount of $18.5 million plus interest accrued thereon until judgment. We, however, have assessed the status of this matter and have concluded that although an adverse judgment is reasonably possible, it is not probable. As a result, no provision has been made in the consolidated financial statements. In our opinion, the outcome of this dispute will not have a material effect on our financial condition and results of operations.

AGR Lawsuit

        On June 21, 2012, our wholly-owned subsidiary, SCS, filed suit against AGR following unsuccessful negotiations to address the cost overruns associated with the Sabu-1 well drilled off the coast of the Republic of Guinea. The suit was filed in London, England in the High Court of Justice, Queen's Bench Division, Technology and Construction Court. SCS is seeking to recover damages and other relief from AGR for claims of mismanagement of the drilling of the Sabu-1 well and various breaches of contract that resulted in the cost overruns. Among other things, the lawsuit alleges that AGR mismanaged the selection, reconditioning and crew staffing for the Jasper Explorer drilling rig used to drill the Sabu-1 well, mismanaged other subcontractor relationships, failed to seek cost relief from its subcontractors, and failed to return to SCS inventory purchased by SCS but not used in the drilling of Sabu-1 well. AGR has not yet filed its defense in that matter, but has indicated it expects to file a counterclaim.

HYPERDYNAMICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. COMMITMENTS AND CONTINGENCIES (Continued)

Wellington Lawsuit

        On April 9, 2001, we were named as a defendant in a lawsuit in Delaware styled Wellington, LLC vs. Hyperdynamics Corporation. The Plaintiff claimed that we did not carry out conversion of Series A preferred stock to common stock. The Delaware lawsuit was dismissed and similar litigation ensued in Georgia.

        On December 30, 2010, we entered into a settlement agreement pursuant to which we issued 239,437 shares of our common stock in connection with the conversion of 1,945 outstanding shares of Series A Preferred Stock. As part of the settlement, we were relieved of any Series A Preferred Stock dividend payments and two former officers agreed to the cancellation of an aggregate of 100,000 warrants which had an exercise price of $4.00. As a result of this agreement, we were not required to issue the full amount of convertible securities under the terms of the Series A Preferred and we did not have to pay $372,000 of dividends we previously accrued as payable. The common shares, based upon the stock price at the settlement date, had a fair market value of $1,183,000. The exchange of those common shares for the conversion of the Series A Preferred Stock, the elimination of the corresponding dividend payable, and the cancellation of 100,000 warrants was a capital transaction and no gain or loss was recorded. We recorded $1,183,000 to additional paid-in capital, with a corresponding charge to additional paid-in capital of $811,000, which represented the difference between the fair market value of the common shares issued for settlement and the elimination of the accrued dividend payable related to the Series A Preferred Stock, resulting in a net credit to additional paid-in capital of $372,000.

Ashley and Wilburn Lawsuits

        Trendsetter Production Company was named in two separate lawsuits, Raymond Thomas et al v. Ashley Investment et al and Wilburn L. Atkins and Malcolm L. Mason Jr. vs. BP America Production et al, Nos. 38,839 and 41,913-B, respectively, "C", 5th Judicial District Court, Parish of Richland, State of Louisiana. These cases were environmental cleanup cases involving wells operated by Trendsetter prior to our acquisition of Trendsetter. In May 2011, we entered into a settlement agreement to which we paid $20,000 to settle this claim and received a court order dismissing the case. On June 30, 2011, we sold Trendsetter Production Company to Good Day Production, LLC for $20,000. The Company does not anticipate any additional liabilities relating to Trendsetter Production Company due to this sale.

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

HYPERDYNAMICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. COMMITMENTS AND CONTINGENCIES (Continued)

Operating Leases

        We lease office space under long-term operating leases with varying terms. Most of the operating leases contain renewal and purchase options. We expect that in the normal course of business, the majority of operating leases will be renewed or replaced by other leases.

        The following is a schedule by years of minimum future rental payments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of June 30, 2012:

Years ending June 30: (in thousands)
2013	297
2014	326
2015	229
2016	—
2017	—

Total minimum payments required	$852

        Rent expense included in net loss from operations for the years ended June 30, 2012, 2011, and 2010 was $483,000, $295,000 and $154,000, respectively.

12. QUARTERLY RESULTS (UNAUDITED)

        Shown below are selected unaudited quarter data for the years ended June 30, 2012 and 2011 (in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2012:
Depreciation	$179	$241	$230	$177
Selling, general and administrative	4,352	5,726	4,893	7,091
Full amortization of proved oil and gas properties	—	—	112,145	4,167
Write-off of prospective investment deposit	—	—	10,000	—
Loss from operations	(4,531)	(5,967)	(127,268)	(11,435)
Net loss	(4,376)	(6,323)	(127,198)	(11,416)
Basic and diluted loss per common share:	$(0.03)	$(0.04)	$(0.78)	$(0.07)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2011:
Depreciation	$70	$71	$100	$112
Selling, general and administrative	2,049	3,218	2,571	2,678
Loss from operations	(2,119)	(3,289)	(2,671)	(2,790)
Net loss	(2,883)	(3,282)	(2,638)	(2,435)
Basic and diluted loss per common share:	$(0.03)	$(0.03)	$(0.02)	$(0.02)

HYPERDYNAMICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. QUARTERLY RESULTS (UNAUDITED) (Continued)

        The sum of the individual quarterly net loss per share amounts may not agree with year-to-date net loss per share as each quarterly computation is based on the weighted average number of common shares outstanding during that period. In addition, certain potentially dilutive securities were not included in any of the quarterly computations of diluted net loss per share because to do so would have been antidilutive.

13. SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED)

        In December 2008 the SEC announced revisions to its regulations on oil and gas reporting. In January 2010, the Financial Accounting Standards Board issued an accounting standards update which was intended to harmonize the accounting literature with the SEC's new regulations.

        Future cash flows beginning in for 2010 would be computed by applying average price for the year to the year-end quantities of proved reserves. The average price for the year would be calculated using the twelve month period prior to the ending date of the period covered by the report, determined as an unweighted arithmetic average of the first day of the month price for each month within such period. The Company had no proved reserves in 2012, 2011, and 2010.

        Estimates of reserve quantities and related standardized measure of discounted net cash flows are estimates only, and are not intended to reflect realizable values or fair market values of reserves. Reserve estimates are inherently imprecise and estimates of new discoveries are more imprecise than producing oil and gas properties. Additionally, the price of oil has been very volatile and downward changes in prices can significantly affect quantities that are economically recoverable. Accordingly, estimates are expected to change as future information becomes available and these changes may be significant.

        Proved reserves are estimated reserves of crude oil and natural gas that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are those expected to be recovered through existing wells, equipment and operating methods.

        The standardized measure of discounted future net cash flows are computed by applying average price for the year (with consideration of price changes only to the extent provided by contractual arrangements) to the estimated future production of proved oil and gas reserves, less estimated future expenditures (based on year-end costs) to be incurred in developing and producing the proved reserves, less estimated future income tax expenses. The estimated future net cash flows are then discounted using a rate of 10% per year to reflect the estimated timing of the future cash flows.

HYPERDYNAMICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED) (Continued)

Capitalized Costs Related to Oil and Gas Activities

        Aggregate capitalized costs relating to the Hyperdynamics' crude oil and natural gas producing activities, including asset retirement costs and related accumulated depreciation, depletion & amortization are shown below:

(in thousands)	United States	Republic of Guinea	Total
June 30, 2012
Unproved properties	$—	$39,278	$39,278
Proved properties	—	116,312	116,312
Oilfield equipment	—	—	—

	—	155,590	155,590
Less accumulated DD&A	—	(116,312)	(116,312

Net capitalized costs	$—	$39,278	39,278

June 30, 2011
Unproved properties	$—	$36,200	$36,200
Proved properties	—	—	—
Oilfield equipment	—	—	—

	—	36,200	36,200
Less accumulated DD&A	—	—	—

Net capitalized costs	$—	$36,200	$36,200

June 30, 2010
Unproved properties	$—	$92	$92
Proved properties	—	—	—
Oilfield equipment	—	—	—

	—	92	92
Less accumulated DD&A	—	—	—

Net capitalized costs	$—	$92	$92

HYPERDYNAMICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED) (Continued)

Costs Incurred in Oil and Gas Activities

        Costs incurred in connection with Hyperdynamics' crude oil and natural gas acquisition, exploration and development activities are shown below:

(in thousands)	United States		Republic of Guinea	Total
June 30, 2012
Property acquisition:
Unproved		$—	$—	$—
Proved		—	90,834	90,834
Exploration		—	28,556	28,556
Development		—	—	—

Total costs incurred	$		$119,390	$119,390

June 30, 2011
Property acquisition:
Unproved		$—	$9,226	$9,226
Proved		—	—	—
Exploration		—	26,882	26,882
Development		—	—	—

Total costs incurred		$—	$36,108	$36,108

June 30, 2010
Property acquisition:
Unproved		$—	$185	$185
Proved		—	—	—
Exploration		—	15,232	15,232
Development		—	—	—

Total costs incurred		$—	$15,417	$15,417

Proved Reserves

        We do not hold any proved reserves as of June 30, 2012 and 2011.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        On June 15, 2011, we discharged our former certifying accountant, GBH CPAs, PC. During the past two fiscal years, there were no adverse opinions or disclaimers of opinion, or qualifications or modifications as to uncertainty, audit scope, or accounting principles by GBH CPAs, PC in those reports. The decision to change accountants was approved by our audit committee of the board of directors. During the two fiscal years and during the interim period commencing on July 1, 2010 and ending on June 15, 2011, preceding the discharge of GBH CPAs, PC as our principal accountants, there were no disagreements with GBH CPAs, PC, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to GBH CPAs, PC's satisfaction, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report. GBH CPAs, PC did not advise us: (A) that internal controls necessary to develop reliable financial statements did not exist; or (B) that information had come to its attention which made it unwilling to rely on management's representations, or unwilling to be associated with the financial statements prepared by management; or (C) that the scope of the audit should have been expanded significantly, or that information had come to its that it concluded would, or if further investigated might, (i) materially impact the fairness or reliability of a previously issued audit report or the underlying financial statements, or the financial statements issued or to be issued covering the fiscal period(s) subsequent to the date of the most recent audited financial statements (including information that might prevent the issuance of an unqualified audit report), and (ii) cause it to be unwilling to rely on management's representations or be associated with our financial statements; or (D)(1) that information had come to its attention that it had concluded materially impacts the fairness or reliability of either: (i) a previously issued audit report or the underling financial statements, or (ii) the financial statements issued or to be issued covering the fiscal period(s) subsequent to the date of the most recent financial statements covered by an audit report (including information that, unless resolved to GBH CPAs, PC's satisfaction, would prevent it from rendering an unqualified audit report on those financial statements), and (2) that there were any issues that had not been resolved to GBH CPAs, PC's satisfaction prior to its dismissal.

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

Item 9A.    Controls and Procedures

        We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

        We have identified certain control deficiencies resulting from the lack of effective detective and monitoring controls being designed within internal control over financial reporting. Such deficiencies related to oversight and review of financial information in the area of income taxes. This condition manifested in adjustments to the financial statements and related disclosures, and there is more than a remote likelihood that a material misstatement of the financial statements would not have been prevented or detected.

        As a result of this material weakness, we concluded that our internal controls over financial reporting were not effective as of June 30, 2012. A material weakness is a deficiency or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis.

Item 9B.    Other Information.

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        The following table sets forth each of our Directors' name, age, and positions and offices with us. The expiration of each of their current terms as our directors expires at the next annual meeting of our stockholders. There is no family relationship between or among any of the Directors and our Executive Officers. Board vacancies are filled by a majority vote of the Board. We have an Audit Committee, a Compensation Committee, a Nominating and Corporate Governance Committee and a Government Relations Committee.

Name	Position	Age
Ray Leonard	Director, CEO and President	59
Robert A. Solberg*	Director and Non-Executive Chairman	66
Herman Cohen*	Director	80
William O. Strange*	Director	69
Lord David Owen*	Director	74
Fred Zeidman*	Director	66

*
Independent Director

        Ray Leonard was appointed to the Board of Directors and was appointed CEO and President in July 2009. Mr. Leonard most recently served as the Vice President of Eurasia & Exploration for the newly formed Kuwait Energy Company from December 2006 to June 2009. From January 2005 to November 2006, Mr. Leonard served as the Senior Vice President of International Exploration and Production of MOL Plc. Mr. Leonard also served as Vice President of Exploration & New Ventures for YUKOS, Russia's second largest oil company, based in Moscow, Russia from February 2001 to December 2004. Prior to joining YUKOS, Leonard held the title of Vice President of Exploration with First International Oil from June 1998 to January 2001. Previously, Mr. Leonard spent 19 years with Amoco, where he began as a geologist and was promoted to the executive level as Vice President of Resource Acquisitions. During his tenure at Amoco, he held a three-year assignment as Division Geologist in West Africa. Mr. Leonard holds a Master of Arts in Geology from the University of Texas-Austin and a Bachelor of Science in Geosciences from the University of Arizona.

        In addition to the professional and education background and experience described above, the following experience, qualifications, attributes and/or skills led the Board to conclude that Mr. Leonard should serve as a director:

        Leadership Experience—Mr. Leonard has held numerous roles in key executive management over his career including the Vice President of Exploration for YUKOS and First International Oil, and Senior Vice President of Exploration and Production for MOL.

        Industry Experience—Mr. Leonard has worked in the Oil & Gas industry his entire career in various Exploration and Production companies and has presented in numerous international forums on world oil reserves and future industry trends.

        Robert A. Solberg was appointed to the Board of Directors in August 2009 and serves as non-executive Chairman of the Board. He was the president of Texaco Inc.'s Worldwide Development division from 1998 until his retirement in 2002. Prior to 1998, Mr. Solberg held senior management positions at Texaco, Inc. for operations in the U.S., the Middle East, Asia, Latin America, West Africa and Europe. Mr. Solberg retired in July 2010 after serving as a director and the non-executive chairman of Scorpion Offshore, an offshore drilling company that was traded on the Oslo, Norway stock exchange. Mr. Solberg is also a director and equity participant in JDR Cables Ltd, a privately owned company which supplies custom subsea connection equipment and power cables. Mr. Solberg is a licensed petroleum engineer, and he holds a B.S Degree in Civil Engineering—University of North Dakota (1969).

        In addition to the professional and education background and experience described above, the following experience, qualifications, attributes and/or skills led the Board to conclude that Mr. Solberg should serve as a director:

        Leadership Experience—Mr. Solberg has held various key executive positions with public companies such as the president of Texaco Inc.'s Worldwide Development division and the chairman of Scorpion Offshore.

        Industry Experience—Mr. Solberg has worked in the Oil & Gas industry his entire career in various Exploration and Production companies

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

        Leadership Experience—Mr. Cohen has held numerous responsible roles in the US Government including the American Ambassador to Senegal and the U.S. assistant secretary of state for African Affairs.

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

        Leadership Experience—Mr. Strange worked over 41 years for Deloitte & Touche LLP, including 29 years as an audit partner. While at Deloitte & Touche LLP, most of his clients were in the energy industry, including many exploration and production companies and he spent the vast majority of his time working on clients which reported to the SEC. He has also lived overseas and understands foreign operations.

        Financial Experience—In addition to his over 41 years at Deloitte & Touche LLP, Mr. Strange was considered a Senior Technical Partner at Deloitte & Touche LLP. He has extensive knowledge of energy industry economics and business methods. He has worked with more than 20 audit committees of public company clients and understands the best practices of audit committees.

        Lord David Owen was appointed to the Board of Directors in September 2009. Since 2002, Lord Owen has been the non-executive chairman of Europe Steel, Ltd., and from 1996 to April 2011, the non-executive director of Abbott Laboratories, Inc. (NYSE: ABT). He was also the chairman of YUKOS International U.K. B.V., part of the former Russian oil company, YUKOS, from 2002 until 2005. Prior to that, he was Executive Chairman of Global Natural Energy Ltd, a metals trading company with interests in gasoline stations in the United Kingdom. Lord Owen was also a member of the advisory board of Terra Firma Capital Partners from 2004 until 2008. He served as a Member of the British Parliament for 26 years and is currently a Member of the House of Lords. In Government Lord Owen was appointed to a number of posts in the British Government including Navy Minister, Health Minister and from 1977 to 1979 British Secretary of State for Foreign and Commonwealth Affairs. During that time he was heavily involved in diplomatic activity in both South and West Africa. Lord Owen was the opposition Labor Party spokesman on Energy from 1979 until 1980. He co-founded the British Social Democratic Party in 1981 and served as its leader from 1983 until 1990. From 1992-95 he was the EU peace negotiator in the former Yugoslavia.

        In addition to the professional and education background and experience described above, the following experience, qualifications, attributes and/or skills led the Board to conclude that Lord Owen should serve as a director:

        Leadership Experience—Lord Owen has held numerous responsible roles in the British Government and international roles. He also has served on various boards of public companies.

        Fred Zeidman was appointed to our Board of Directors in December 2009. Mr. Zeidman was appointed by President George W. Bush as the Chairman Emeritus of the United States Holocaust Memorial Council and served in that position from 2002 through 2010. Mr. Zeidman also serves as Chairman of the University of Texas Health Science System Houston and is on the Board of Trustees of the Texas Health Institute for Rehabilitation and Research (TIRR). He further serves on the Board of Directors and Executive Committee of the University of St. Thomas and chairs its Audit and Finance Committee. Mr. Zeidman currently is Chairman of the Board of Petroflow Energy and Gravis Oil Corporation. He was formerly Chief Restructuring Officer of Transmeridian Exploration, Inc., Bankruptcy Trustee of AremisSoft Corp., CEO and Chairman of the Board of Seitel Inc., Interim President of Nova Bio Fuels, Inc. and Senior Director Governmental Affairs Ogilvy Government Relations in Washington, DC. Mr. Zeidman also serves on the Board of Prosperity Bank in Houston.

Mr. Zeidman holds a Bachelor's degree from Washington University in St. Louis and a Masters in Business Administration degree from New York University.

        In addition to the professional and education background and experience described above, the following experience, qualifications, attributes and/or skills led the Board to conclude that Mr. Zeidman should serve as a director:

        Leadership Experience—Mr. Zeidman has served in numerous roles of executive and directorship responsibility including serving on the board of Prosperity Bank for 26 years and acting as Chairman of the United States Holocaust Memorial Council.

        Financial Experience—Mr. Zeidman has a Masters in Business Administration degree and was the Chief Restructuring Officer for Transmeridian Exploration.

Executive officers

        Paul C. Reinbolt, 57, became our Executive Vice President and Chief Financial Officer in August 2011. He has over 30 years of previous experience with Marathon Oil Corporation in various management positions in finance, treasury and accounting. Mr. Reinbolt was appointed Vice President, Finance and Treasurer of Marathon Oil Corporation effective January 2002. Mr. Reinbolt holds a Bachelor of Science degree in accounting and a Master of Business Administration degree in finance from Miami University in Oxford, Ohio. He is on the Board of Directors of Oil Investment Corporation Ltd. and Oil Casualty Investment Corporation Ltd. He also serves as a member of the Business Advisory Council for the Farmer School of Business at Miami University.

        Jason D. Davis, 40, became our Chief Financial Officer, Principal Accounting Officer and Corporate Secretary in July 2009. In August 2010, Mr. Davis stepped down as the Chief Financial Officer. He currently serves as the Vice President of Finance, Secretary and Treasurer. Mr. Davis is a licensed certified public accountant and has served in various financial positions for several companies including the Assistant Controller at Isolagen, Inc (AMEX: ILE) from March 2004 to August 2005, the Manager of SEC Reporting at Texas Genco, LLC from August 2005 to June 2006, and the Controller at Particle Drilling Technologies, Inc. (PDRT.PK) from June 2006 to June 2009. Mr. Davis also served as the interim Chief Financial Officer for Particle Drilling Technologies, Inc. from January 2009 to June 2009. Mr. Davis was an accountant with Deloitte & Touche LLP after obtaining his BBA in Accountancy and Taxation from the University of Houston in 1997 until 2003.

        Michael Palmer, 56, became our Vice President of Operations in May 2010 and in March 2011 was promoted to Senior Vice President of Operations. Mr. Palmer has been working for 30 years in operations and production as a production engineer and manager after graduating from the University of Washington with a degree in Chemical Engineering. He started in the oil industry as a production engineer with Amoco Production Company in 1980 in Powell, Wyoming. During his 19 years with Amoco he worked on various oil projects around the world including the US, Gabon, and Russia. Subsequently he went to work for Nations Energy Company for 9 years initially as the head of the Kazakhstan operation before taking over their Azerbaijan project. Michael was named as one of the top 21 oilmen in Kazakhstan during their first 10 years of existence. Prior to coming to work for Hyperdynamics, Michael was the Chief Operating Officer for SIPC (Syria) in Damascus.

        David Wesson, 53, became our Principal Accounting Officer in October 2011. Since 2010, Mr. Wesson has served as our Controller, and he will continue to serve in that capacity. From 1988-2009, he was employed by Swift Energy Company, serving as Controller from 2001-2009. He previously worked at Tenneco Oil Company as a Senior Accountant/Financial Analyst. Mr. Wesson received a BBA in Accounting from Texas Tech University. He is a member of the Texas Society of Certified Public Accountants.

Board Meetings During Fiscal Year 2012

        The Board of Directors held 13 meetings during the fiscal year ended June 30, 2012.

Board Committees

Committee Assignments

        The table below reflects the composition of the committees of the Board.

Name of Director	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee	Government Relations Committee
Robert A. Solberg*	Member	Chairman	Chairman
William O. Strange	Chairman	Member	Member
Hon. Lord David Owen			Member	Member
Fred Zeidman	Member	Member	Member
Herman Cohen			Member	Chairman
Ray Leonard				Member

*
Chairman of the Board.

        The Audit Committee of the Company reviews the adequacy of systems and procedures for preparing the financial statements and the suitability of internal financial controls. The audit committee also reviews and approves the scope and performance of the Company's independent registered public accounting firm. Messrs. Zeidman, Solberg and Strange are the members of the Audit Committee. All committee members are independent. Mr. Strange is the chairman of the Audit Committee and financial expert based on his experience at Deloitte and Touche LLP. The Audit Committee has a written charter, which is available at the Company's website at www.hyperdynamics.com. The audit committee reviews and assesses the adequacy of the Audit Committee charter annually. During the year ended June 30, 2012, the Audit Committee met five times.

        The members of our Compensation Committee consisted of Messrs. Solberg, Zeidman and Strange. Mr. Solberg is the chairman of the Compensation Committee. All committee members are independent. During the year ended June 30, 2012, the Compensation Committee met one time. The Compensation Committee has a written charter, which is available at the Company's website at www.hyperdynamics.com.

        The members of our Nominating and Corporate Governance Committee consisted of Messrs. Solberg, Owen, Strange, Zeidman and Cohen. Mr. Solberg is the chairman of the Nomination and Corporate Governance Committee. All committee members are independent. During the year ended June 30, 2012, the Nomination and Corporate Governance Committee did not meet. Though neither the Board of Directors nor the Nominating and Corporate Governance Committee has a formal policy concerning diversity, the Board of Directors value diversity on the Board and believes diversity should be considered in the director identification and nominating process. The Nominating and Corporate Governance Committee has a written charter, which is available at the Company's website at www.hyperdynamics.com.

        The members of our Government Relations Committee are Messrs. Cohen, Leonard and Owen. Messrs. Cohen and Owen are independent. Mr. Cohen is the chairman of the Government Relations Committee. During the year ended June 30, 2012, the Governmental Relations Committee met four times. The Governmental Relations Committee does not have a charter.

Board Leadership Structure and Risk Oversight

        Board of Directors Leadership Structure.    Our Board of Directors has no fixed policy with respect to the separation of the offices of Chairman of the Board of Directors and Chief Executive Officer. Our Board retains the discretion to make this determination on a case-by-case basis from time to time as it deems to be in the best interests of the Company and our stockholders at any given time. The Board currently believes that separating the positions of CEO and Chairman is the best structure to fit the Company's needs. This structure ensures a greater role for the independent directors in the oversight of the Company and active participation of the independent directors in setting agendas and establishing priorities and procedures for the work of the Board. As described above, the Audit, Compensation and Nominating Committees of the Board of Directors are comprised entirely of independent directors. The Board also believes that this structure is preferred by a significant number of the Company's stockholders.

        Board of Directors Risk Oversight.    The Board's role in the Company's risk oversight process includes receiving regular reports from members of senior management on areas of material risk to the Company, including operational, financial, legal and regulatory, and strategic and reputational risks. The full Board (or the appropriate committee in the case of risks that are under the purview of a particular committee) receives these reports from the appropriate "risk owner" within the organization to enable it to understand our risk identification, risk management and risk mitigation strategies. When a committee receives the report, the Chairman of the relevant committee reports on the discussion to the full Board during the next Board meeting. This enables the Board and its committees to coordinate the risk oversight role, particularly with respect to risk interrelationships.

Audit Committee Report

        The Audit Committee has reviewed and discussed the audited financial statements with management. The Audit Committee has discussed with the independent auditors the matters required to be discussed by SAS 90 (Codification of Statements on Auditing Standards, AU § 380), as may be modified or supplemented. The Audit Committee has received the written disclosures and the letter from the independent accountants required by the applicable requirements of the Public Company Accounting Oversight Board regarding the independent accountant's communications with the Audit Committee concerning independence, as may be modified or supplemented, and has discussed with the independent accountant the independent accountant's independence. Based on the review and discussions, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

Members of the Audit Committee:

/s/ William O. Strange
/s/ Robert A. Solberg
/s/ Fred Zeidman

Section 16(a) Beneficial Ownership Reporting compliance

        Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended June 30, 2012, all filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with except for the following late filings: (a) Mr. Herman Cohen was late filing one Form 4 with respect to two transactions, which were subsequently reported on one Form 4; (b) Jason Davis was late filing one Form 4 with respect to one transaction, which was subsequently reported on one Form 4; (c) David Wesson was late filing one Form 3 and one Form 4, which were subsequently reported on those forms; (d) Michael Palmer was late filing one Form 4 with respect to three transactions, which were subsequently reported on one Form 4.

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

Item 11.    Executive Compensation.

Compensation Discussion and Analysis

        Our compensation discussion and analysis for the fiscal year ended June 30, 2012 discusses the compensation for our Named Executive Officers ("NEO's") who are reflected in the Summary Compensation Table below and consist of our Chief Executive Officer, Principal Financial Officer, and our other executive officers. In this compensation discussion and analysis, the terms "we" and "our" refer to Hyperdynamics Corporation, and not the Compensation Committee.

Compensation Objectives and Elements

What are the objectives of our executive officer compensation program?

        The objectives of the Compensation Committee of the Board of Directors in determining executive compensation are to (1) attract and retain key individuals who are important to the continued success of Hyperdynamics, and (2) provide strong financial incentives, at reasonable cost to the shareholders, for senior management to enhance the value of the shareholders' investment.

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

Base Salaries

        We provide fixed annual base salaries as consideration for each individual's performance of his or her job duties. Salaries are set based on level of responsibility, skills, knowledge, experience, and contribution to Hyperdynamics' business.

Bonus

        Bonuses may be awarded as part of annual salary and it is a component of variable compensation. Bonuses are based on goals and objectives that each employee must meet during the fiscal year. Each employee is given a target bonus percentage and the Compensation Committee and the full board of directors determine the awarded bonuses, if any.

Long-term Incentives

        We provide long-term incentives in the form of stock and stock options; customarily stock options. Long-term incentives are a component of variable compensation because the amount of income ultimately earned is dependent upon and varies with Hyperdynamics' common stock price over the term of the option. The stock option awards tie a portion of executive compensation to the stock price and accordingly the financial results of the company. Hyperdynamics does not use a formula to determine stock and stock option awards to executives. Stock option awards are not designed to be tied to yearly results. Hyperdynamics views stock option awards as a means to encourage equity ownership by executives and thus to generally align the interests of the executives with the shareholders.

        Our 2010 Equity Incentive Plan (the "Plan") authorizes the Compensation Committee to grant stock options, restricted stock, and stock registered under a Form S-8 registration statement to officers and other key employees. The Compensation Committee implements this authority by awarding stock options designed to align the interests of all senior executives to those of shareholders. This is accomplished by awarding stock options, which rise in value based upon the market price rise of Hyperdynamics' common stock, on a systematic basis.

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

        Our policy is to provide compensation packages that are competitively reasonable and appropriate for our business needs. We consider such factors as competitive compensation packages as negotiated with our officers; evaluations of the CEO and other executive officers; achievement of performance goals and milestones as additional motivation for certain executives; officers' ability to work in relationships that foster teamwork among our executive officers; officers' individual skills and expertise, and labor market conditions. We do not, at this time, engage a third-party compensation consultant.

        During the fiscal years ended June 30, 2010, 2011, and 2012, total executive compensation consists of base salary, bonuses and option awards. Generally, the option awards for executives negotiated in the executive's contract, with an exercise price based on the market price on the grant date. Option awards are also granted to employees on a case by case basis throughout the year. Because of the simplicity of the compensation package, there is very little interaction between decisions about the individual elements of compensation.

Administration of Executive Compensation

        The Compensation Committee reviews and approves corporate goals and objectives relevant to compensation of the CEO, evaluates the CEO's performance and sets his compensation. The Compensation Committee also reviews the CEO's recommendations for and sets the salaries and bonuses of other key officers and employees. In determining compensation policies and procedures, the Compensation Committee considers the results of shareholder advisory votes on executive compensation and how have the votes effected executive compensation decision and policies.

CEO involvement in compensation decisions

        The CEO makes recommendations to the Compensation Committee concerning the employment packages of all subordinate officers. Neither the CEO nor any other company officer or employee attends periodic executive sessions of the Compensation Committee.

How compensation or amounts realizable from prior compensation are considered

        The amount of past compensation generally does not affect current year considerations because bonuses and long term incentives are awarded for each individual fiscal year's job performance.

Tax considerations

        The company's compensation plans are designed generally to ensure full tax deductibility of compensation paid under the plans. This includes compliance with Section 162(m) of the Internal Revenue Code, which limits the company's tax deduction for an executive's compensation to $1 million unless certain conditions are met. For fiscal year ended June 30, 2012 the full amount of all compensation provided to all executives was tax deductible to the company.

Timing, grant date, and exercise price for stock option awards

        Our policy is to award stock options upon hiring of the employee and on a case by case basis throughout the year. Stock option exercise prices are the closing price on the date of grant. We also have made certain awards based on the completion of performance criteria.

Analysis of variations in individual NEO's compensation

        Each NEO's compensation is detailed in the Compensation Tables. Each NEO's contract is described under the caption Agreements with Executives and Officers.

Employment Agreements with Current CEO and CFO

        As more fully described below in "Agreements with Executives and Officers," in July 2009, the Compensation Committee approved employment agreements with Ray Leonard, our current CEO and President, and Jason Davis, our former CFO and current treasurer. In July 2011, the Compensation Committee approved the employment agreements with Paul Reinbolt, our Chief Financial Officer.

COMPENSATION TABLES

        The following tables show salaries, bonuses, incentive awards, retirement benefits and other compensation relating to fiscal years ended June 30, 2012 and 2011 for the Chief Executive Officer, Principal Financial Officer, and our other executive officers. Columns for which there was no compensation have been omitted.

SUMMARY COMPENSATION TABLE

Name &Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)(1)	Stock Awards ($) (e)(2)	Option Awards ($) (f)(2)	All Other Compensation ($) (g)(3)	Total ($) (h)
Ray Leonard, President and CEO	2012	363,000	363,000	—	223,938	11,065	961,003
	2011	330,000	594,000	—	—	17,626	941,626
Paul Reinbolt, Executive Vice President and CFO	2012	275,000	193,330	—	1,895,386	—	2,363,716
Jason Davis, Former Principal Financial Officer	2012	220,000	140,000	—	48,071	—	408,071
	2011	210,000	160,000	—	371,663	16,226	757,889
Michael Palmer, Senior Vice President of Operations	2012	231,000	135,300	—	41,733	10,001	418,034
	2011	210,000	190,000	—	424,105	28,362	852,467
David Wesson, Controller and Principal Accounting Officer	2012	198,000	110,000	—	38,817	10,130	356,947

(1)
Column (d): Payments made on fiscal 2012 and 2011 bonus pay-out were made in July 2012 and June 2011.

(2)
Columns (e) and (f): Reflects the grant date fair value, computed in accordance with FASB ASC Topic 718, for option awards granted in fiscal year 2012. For a description of the assumptions used for purposes of determining grant date fair value, see Note 10 to the Financial Statements included in this Annual Report on Form 10-K for the year ended June 30, 2012.

(3)
Column (g): Payments made for perquisites that include relocation expense and company matches of the 401(k) plan that exceed $10,000.

Bonuses and Stock Awards

        The following tables show cash and stock awards made to the named executives in fiscal year 2012, their outstanding equity awards at the end of fiscal year 2012.

GRANTS OF PLAN-BASED AWARDS IN FISCAL YEAR 2012

					Under Non-Equity Incentive Plan Awards
						All Other Option Awards:
Name (a)	Action Date (b)	Grant Date (3) (b)	Threshold ($) (c)	Target ($) (d)	Maximum ($) (e)	Number of Securities Underlying Options (#)(f)	Exercise or Base Price of Option Awards ($/Share) (g)	Grant Date Fair Value Awards of Stock & Options ($) (h)
Ray Leonard	6/29/2012	6/29/2012				363,000	$0.84	$223,938
Paul Reinbolt	8/8/2011	8/8/2011				800,000	3.24	1,835,753
Paul Reinbolt	6/29/2012	6/29/2012				96,665	0.84	59,633
Jason Davis	1/30/2012	1/30/2012				5,000	2.52	4,888
Jason Davis	6/29/2012	6/29/2012				70,000	0.84	43,184
Michael Palmer	6/29/2012	6/29/2012				67,650	0.84	41,734
David Wesson	1/30/2012	1/30/2012				5,000	2.52	4,888
David Wesson	6/29/2012	6/29/2012				55,000	0.84	33,930

 OUTSTANDING EQUITY AWARDS AT 2012 FISCAL YEAR-END

Name (a)	No. of Securities Underlying Unexercised Options Exercisable (#)(b) (3)	No. of Securities Underlying Unexercised Options Unexercisable (#)(c)	Option Exercise Price ($/Share) (d)	Option Expiration Date (e)	No. of Shares or Units of Stock That Have Not Vested (#)(f)	Market Value of Shares or Units of Stock That Have Not Vested ($)(g)
Ray Leonard	1,360,833	1,739,167	0.49	7/22/2014	—	—
Ray Leonard	—	363,000	0.84	6/29/2017	—	—
Paul Reinbolt	200,000	600,000	3.24	8/8/2016	—	—
Paul Reinbolt	—	96,665	0.84	6/29/2017	—	—
Jason Davis	107,226	53,774	1.61	10/9/2014	—	—
Jason Davis	100,000	—	0.90	1/8/2015	—	—
Jason Davis	10,000	10,000	5.03	2/15/2021	—	—
Jason Davis	40,000	40,000	4.30	6/30/2021	—	—
Jason Davis	—	5,000	2.52	1/30/2017	—	—
Jason Davis	—	70,000	0.84	6/29/2017	—	—
Michael Palmer	66,667	66,666	1.06	5/17/2020	—	—
Michael Palmer	12,500	12,500	3.96	5/18/2021	—	—
Michael Palmer	47,500	47,500	4.30	6/30/2021	—	—
Michael Palmer	—	67,500	0.84	6/29/2017	—	—
David Wesson	60,000	30,000	1.29	4/5/2020	—	—
David Wesson	5,000	5,000	3.08	12/3/2020	—	—
David Wesson	22,500	22,500	4.30	6/30/2021	—	—
David Wesson	—	5,000	2.52	1/30/2017	—	—
David Wesson	—	55,000	0.84	6/29/2017	—	—

OPTION EXERCISES AND STOCK VESTED DURING FISCAL YEAR 2012

Name (a)	No. of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	No. of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Michael Palmer(1)	66,667	282,668	—	—
Ray Leonard(2)	400,000	1,260,000	—	—
Jason Davis(3)	45,000	18,900
Herman Cohen(4)	30,000	130,800

(1)
Mr. Palmer exercised 66,667 options on July 29, 2011.

(2)
Mr. Leonard exercised 220,000 options on July 1, 2011; 100,000 options on August 10, 2011; 40,000 options on December 28, 2011; and 40,000 options on May 14, 2012.

(3)
Mr. Davis exercised 45,000 options on June 29, 2012.

(4)
Mr. Cohen exercised 30,000 options on July 22, 2011.

Agreements with Current Executives and Officers

        Paul Reinbolt, our Chief Financial Officer, entered into an employment agreement effective August 8, 2011. This agreement has a three year term. He will receive an annual base salary of $250,000, which increased to $275,000 after the completion of six months of employment. Mr. Reinbolt's base salary increased to $300,000 effective July 1, 2012. He also will be eligible for annual adjustments in the form of increases to his base salary. In addition to his base salary, he will receive a cash award opportunity with a target amount of 50% of his base salary and maximum amount of 100% of the base salary, subject to such other terms, conditions and restrictions as may be established by our board of directors or compensation committee. He will receive stock options in an amount equal to 50% of the number of dollars of the cash award. In other words, if the cash award is $200,000, he will receive an award of 100,000 incentive stock options. The stock options will have an exercise price equal to the fair market value of our common stock on the date of the grant, with one-third of these options vesting on each anniversary of the date of grant, and expiring five years after issuance and otherwise governed by the terms of our stock plan under which they were granted. On June 25, 2012, our Board of Directors authorized, effective July 1, 2012, an increase in the maximum amount of his annual cash bonus to 150% of his base salary.

        Effective August 8, 2011, an award of an option to purchase 400,000 shares of our common stock under our 2010 Equity Incentive Plan (the "Plan") was made to Mr. Reinbolt at an exercise price of $3.24, with 50% of the amount vesting on the first day of the month occurring one year thereafter, and the remaining 50% of the amount vesting on the first day of the month occurring two years thereafter. The options have a five year term. Of this 400,000 share option grant, options to purchase 200,000 shares will immediately vest if we terminate his employment without cause, which solely for purposes of that provision includes financial impropriety or an intentional act materially injuring us. On August 8, 2011, an award of an option to purchase an additional 400,000 shares of our common stock under our Plan was made to Mr. Reinbolt at an exercise price of $3.24, with 50% of these options vesting if and when our stock price closes at $9 per share for five consecutive trading days, and with the remaining 50% vesting if and when our stock price reaches a closing price of $12 per share for five consecutive trading days. These options have a five year term.

        The Employment Agreement with Mr. Reinbolt may be earlier terminated by us in the event of his death or inability to perform, or for cause, including material breach of his duties. Mr. Reinbolt may terminate the Employment Agreement for good reason, including a material reduction in his reporting responsibilities or a change of more than 75 miles in the location of his principal place of employment. Either we or Mr. Reinbolt may terminate the Employment Agreement without cause or without good reason. If we terminate Mr. Reinbolt without cause, or if Mr. Reinbolt terminates for good reason, then Mr. Reinbolt will be entitled to receive one year's base salary, his bonus award at the target level for the performance period in effect on the employment termination date, and full vesting of all stock option and restricted stock awards held by him with a twelve month period to exercise (or the expiration of the award term, if that occurs sooner).

        If Mr. Reinbolt's employment is terminated during the two year period following a change of control for any reason other than death, inability to perform, or cause, or by him for good reason, and our stock price is above $9.00 per share, then he will be entitled to receive a lump-sum amount equivalent to one year's base salary plus his bonus award at the target level for the performance period in effect on the employment termination date, and he will have full vesting of all stock option and restricted stock awards held by him with a twelve month period to exercise (or the expiration of the award term, if that occurs sooner). The lump sum payment is to be made on the 60th business day after the employment termination date. If our stock price is between $7.50 and $9.00, then he will receive the payments and benefits stated above, but the cash payment will be reduced by 50%. Assuming a termination date of the last business date of the last business day of the fiscal year (June 29, 2012), for purposes of the above, our stock price on that date would equal $0.69 and thus, would not trigger a lump-sum payment. In addition to the foregoing payments and benefits related to a change in control, if Mr. Reinbolt chooses to continue coverage under our health plan in accordance with COBRA, then we will reimburse him during the 18 month period following termination for the difference between the total amount of the COBRA premiums for the same coverage as in effect on termination that are actually paid by him and the total monthly amount of the same premiums charged to active senior executives of ours for health insurance coverage. The Employment Agreement also includes provisions for safeguarding of our confidential information and non-solicitation activities during employment and for a two year period subsequent to termination.

        Jason Davis, our Vice President and Treasurer, entered into an employment agreement effective as of July 1, 2009. This agreement has a two-year term that is automatically extended for successive one-year periods following the end of the initial two-year term unless otherwise terminated by delivery of written notice by either party no less than two months prior to the first day of any one-year extension period. The agreement provides that Mr. Davis will serve as our Chief Financial Officer and Principal Accounting Officer. Mr. Davis subsequently assumed the position of Vice President of Finance in July, 2010. Under the terms of the agreement, Mr. Davis would receive an annual base salary of $185,000, which may be further increased at the sole discretion of the Compensation Committee. This annual base salary was increased to $200,000 effective January 1, 2010. Mr. Davis' salary could be paid $92,500 per year in cash plus $92,500 payable in common stock under a 10b5-1 plan. The Company has opted to pay all base salary in cash. Mr. Davis is also eligible to receive performance bonus(es) as determined and agreed to from time to time by the Chief Executive Officer and the Board of Directors. Mr. Davis will also be eligible to participate, in the sole discretion of the Compensation Committee, in any long-term incentive arrangements we make available to our executive officers from time to time. In connection with his hiring, we granted Mr. Davis an option to purchase 45,000 shares of our common stock at an exercise price of $0.42 which immediately vested and expire three years after issuance. Under his employment agreement, Mr. Davis was eligible to receive quarterly option grant to purchase 23,000 shares of our common stock. On October 12, 2009, the Board of Directors approved an amendment to Mr. Davis' employment agreement that modified the foregoing quarterly option grant provisions under his employment agreement. Instead of making future quarterly option grants (following October 2009), the Board of Directors elected to grant Mr. Davis an option to purchase 161,000 shares of common stock. The option has an exercise price of $1.61, which was the closing price of our common stock on October 9, 2009 or the trading date immediately preceding the date of grant, a term for five years from the date of grant, and will vest 33% on the anniversary date during each of the three years following the grant date. Finally, Mr. Davis will receive certain perquisites, including reimbursement in accordance with our standard policies and procedures of business and business-related business expenses and dues and fees to industry and professional organizations, two weeks of paid vacation each calendar year, and participation by Mr. Davis and his spouse and dependents in all benefits, plans and programs available to our executive employees. This agreement expired on July 1, 2012.

        We entered into a three-year employment agreement with Ray Leonard, our current CEO, President and Director effective as of July 22, 2009, as amended, effective December 11, 2009. On September 10, 2012, effective as of July 23, 2012, we entered into an amended and restated employment agreement with Mr. Leonard. The agreement, as amended and restated, has a one-year term that is automatically extended for successive one-year periods following the end of the initial one-year term unless otherwise terminated by delivery of written notice by either party prior to May 31 of each period. The agreement provides that Mr. Leonard will serve as our President and Chief Executive Officer. Mr. Leonard's current base salary is $400,000, which is subject to annual adjustments, at the discretion of the Board, but in no event shall the Company pay Mr. Leonard a base salary less than that set forth above, or any increased base salary later in effect, without the consent of Mr. Leonard.

        In connection with our hiring of Mr. Leonard in July 2009, we granted Mr. Leonard an option to purchase 500,000 shares of our common stock at an exercise price of $0.49 which immediately vested. Mr. Leonard was also granted options to purchase 300,000 shares of our common stock at an exercise price of $0.49 that vest on a monthly basis over five years. Both of these options will expire five years after issuance.

        In connection with the commencement of Mr. Leonard's employment in 2009, a stock option award was made, with trigger events of the following three cumulative net cash to us equity capital money raising transactions:

        When $8 million cumulative is raised, the award is 210,000 stock options.

        When $20 million cumulative is raised, the award is 390,000 stock options.

        When $30 million cumulative is raised, the award is 600,000 stock options.

        All awards vest 1/36 per month over a three-year period from the trigger event. These Performance Option-Grant Awards options have a five year life, and the exercise price is $0.49. All trigger events were satisfied.

        The 2009 stock option award also provided for trigger events based on achieving the following share price thresholds:

$2.00/share	90,000 stock options
$3.00/share	210,000 stock options
$5.00/share	600,000 stock options
$9.00/share	1,200,000 stock options

        All awards vest 1/36 per month over a three-year period from the trigger event. These Performance Option-Grant Awards options have a five year life, and the exercise price is $0.49. For awards related to the $2.00 and $3.00 share price, the stock option is earned if the closing price of the shares trade at or above the target price for 15 consecutive trading days. For awards related to the $5.00 and $9.00 share price, the stock option is earned if the closing price of the shares trade at or above the target price for 5 consecutive trading days. All trigger events were satisfied, except for the $9.00 share price.

        As part of the annual review of Mr. Leonard's performance, on June 29, 2012, we granted Mr. Leonard five-year options to purchase 363,000 shares of our common stock at $.84 per share based on the market value on the stock on the date of grant. The options vest in equal amounts over a three-year period.

        Beginning with the effective date of the amended employment agreement, Mr. Leonard will participate in any incentive compensation plan ("ICP") applicable to Mr. Leonard's position, as may be adopted by us from time to time and in accordance with the terms of such plan(s). Mr. Leonard's cash target award opportunity under the ICP will be 100% of his base salary with a threshold of 50% and a 200% maximum, and shall be subject to such other terms, conditions and restrictions as may be established by the Board or the Compensation Committee. He also will receive stock options in an amount equal to 50% of the number of dollars of the cash award. In other words, if the cash award is $200,000, he will receive an amount of options to purchase 100,000 shares of our common stock. The stock options will have an exercise price equal to the fair market value of our common stock on the date of grant, with one-third of these options vesting on each anniversary of the date of grant, and expiring five years after issuance. Annually, Mr. Leonard will develop a proposed set of current year performance metrics that are subject to review and approval by the Board and/or the Compensation Committee. Since the inception of Mr. Leonard's employment, the metrics for his bonus award have been based on annual objectives related to advancing the exploration of our Guinea Concession and/or achieving funding from equity capital raises or participation in the Concession or stock price appreciation.

        Finally, Mr. Leonard will receive certain perquisites, including reimbursement in accordance with our standard policies and procedures of business and business-related business expenses and dues and fees to industry and professional organizations, four weeks of paid vacation each calendar year, and participation by Mr. Leonard and his spouse and dependents in all benefits, plans and programs available to our executive employees.

        The Employment Agreement with Mr. Leonard may be earlier terminated by us in the event of his death or inability to perform, or for cause, including material breach of his duties involving fraud. Mr. Leonard may terminate the Employment Agreement for good reason, including a material reduction in his reporting responsibilities or a change of more than 75 miles in the location of his principal place of employment. Either we or Mr. Leonard may terminate the Employment Agreement without cause or without good reason. If we terminate Mr. Leonard without cause, or if Mr. Leonard terminates for good reason, or upon expiration of the employment term due to our notice to terminate, then Mr. Leonard will be entitled to receive one year's base salary, his bonus award at the target level for the performance period in effect on the employment termination date, and full vesting of all stock option and restricted stock awards held by him with a twelve month period to exercise (or the expiration of the award term, if that occurs sooner).

Current Director Compensation

        The following table describes the current compensation arrangements in effect for independent directors for the next fiscal year.

Director	Quarterly fees	Options
Robert Solberg	$19,500	60,000	(1)
William Strange	$19,000	60,000	(1)
Herman Cohen	$17,500	60,000	(1)
Lord David Owen	$15,000	60,000	(1)
Fred Zeidman	$16,500	60,000	(1)

(1)
60,000 options to purchase common stock were granted on July 2, 2012 that will vest 50% on July 2, 2013 and 50% on July 2, 2014.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)		All Other Compensation ($)	Total ($)
Ray Leonard(1)	—	—	—		—	—
Robert A. Solberg	78,000	—	122,755	(2)	—	200,755
William O. Strange	76,000	—	122,755	(3)	—	198,755
Fred Zeidman	66,000	—	122,755	(4)	—	188,755
Lord David Owen	60,000	—	122,755	(5)	—	182,755
Herman Cohen	70,000	—	122,755	(6)	—	192,755

(1)
We do not provide additional compensation to employees that also serve as directors for their service on the Board of Directors. All compensation paid to Mr. Leonard is reflected above in the Summary Compensation Table.

(2)
During the year ended June 30, 2012, Mr. Solberg received five year options to purchase 40,000 shares of common stock. The options vest 50% on July 7, 2012 and 50% on July 7, 2013 and have an exercise price of $4.21 based on the market value of the stock on the date of grant.

(3)
During the year ended June 30, 2012, Mr. Strange received five year options to purchase 40,000 shares of common stock. The options vest 50% on July 7, 2012 and 50% on July 7, 2013 and have an exercise price of $4.21 based on the market value of the stock on the date of grant.

(4)
During the year ended June 30, 2012, Mr. Zeidman received five year options to purchase 40,000 shares of common stock. The options vest 50% on July 7, 2012 and 50% on July 7, 2013 and have an exercise price of $4.21 based on the market value of the stock on the date of grant.

(5)
During the year ended June 30, 2012,Lord Owen received five year options to purchase 40,000 shares of common stock. The options vest 50% on July 7, 2012 and 50% on July 7, 2013 and have an exercise price of $4.21 based on the market value of the stock on the date of grant.

(6)
During the year ended June 30, 2012, Mr. Cohen received five year options to purchase 40,000 shares of common stock. The options vest 50% on July 7, 2012 and 50% on July 7, 2013 and have an exercise price of $4.21 based on the market value of the stock on the date of grant.

        In connection with the commencement of Ray Leonard's employment with us as our Chief Executive Officer and President in July 2009, as more fully described above in "Agreements with Executives and Officers," on July 22, 2009, our Board of Directors appointed Mr. Leonard to serve as a member of our Board of Directors. Mr. Leonard does not receive compensation for service on our Board of Directors in addition to his compensation as Chief Executive Officer and President.

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

Director Option Grants

        On July 7, 2011, the Board made the annual grant (referenced above) of options to our directors as reflected in the table below. The grants were made pursuant to the 2010 Equity Incentive Plan. Each option has an exercise price of $4.21, which was the closing price of our common stock on July 7, 2011 or the trading date immediately preceding the date of grant, a term for five years from the date of grant, and vest 50% on July 7, 2012 and 50% on July 7, 2013. The following table sets forth the number of shares of our common stock underlying the options granted to each of our independent directors on July 7, 2011:

Name of Director	Shares of Common Stock Underlying Options
Robert A. Solberg	40,000
William O. Strange	40,000
Fred Zeidman	40,000
Herman Cohen	40,000
Hon. Lord David Owen	40,000

Compensation Committee Interlocks and Insider Participation

        The Compensation Committee consists of Messrs. Solberg, Strange and Zeidman, all of whom are considered to be independent. No executive officer of Hyperdynamics served as a member of the board of directors of any other public company during the year ended June 30, 2012. No member of the Compensation Committee serves as an executive officer of any other public company during the year ended June 30, 2012. No interlocking relationship exists between the members of our Compensation Committee and the board of directors or compensation committee of any other company.

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

/s/ Robert Solberg
/s/ William Strange
/s/ Fred Zeidman

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

        The following table gives aggregate information under all equity compensation plans of Hyperdynamics as of June 30, 2012.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A))
	A	B	C
Equity compensation plans approved by security holders	12,495,316	2.09	2,044,019
Equity compensation plans not approved by security holders	—	—	—

Total	12,495,316	2.09	2,044,019

        The Stock and Stock Option Plan (the "1997 Plan") of Hyperdynamics was adopted May 7, 1997 and amended on December 3, 2001, on January 21, 2005, and on February 20, 2008. The total number of shares authorized under the Plan, as amended, was 14,000,000. The Board terminated the 1997 Plan effective upon stockholder approval of the 2010 Equity incentive Plan (the "2010 Plan").

        Shareholders approved the adoption of the 2008 Restricted Stock Award Plan (the "2008 Plan") at Hyperdynamics' Annual Meeting on February 20, 2008. The total number of shares authorized under the 2008 Plan was 3,000,000. The Board terminated the 2008 Plan effective upon stockholder approval of the 2010 Plan.

        On February 18, 2010, at our annual meeting of stockholders, the board of directors and stockholders approved the 2010 Plan (the "2010 Plan"). The 2010 Plan provides for the grants of shares of common stock or incentive stock options and/or nonqualified stock options to purchase our common stock or restricted stock to selected employees, directors, officers, agents, consultants, attorneys, vendors and advisors of ours' or of any parent or subsidiary thereof. Shares of common stock, options, or restricted stock can only be granted under this plan within 10 years from the effective date of February 18, 2010. The 2010 Plan was amended to increase issuable shares from 5,000,000 to 10,000,000 on February 17, 2012.

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

        The following table provides a reconciliation of the securities remaining available for issuance as of June 30, 2012 under the Plans.

2010 Plan
Shares available for issuance, June 30, 2011	1,069,480
Increase in shares issuable	5,000,000
Stock options issued	(4,273,461)
Previously issued shares cancelled or expired	248,000
Plan termination of remaining unissued shares	—

Shares available for issuance, June 30, 2012	2,044,019

Security ownership of certain beneficial owners and management

        The following table sets forth certain information with respect to the beneficial ownership of shares of Common Stock by (1) each person known to us that owns beneficially more than 5% of the outstanding shares of Common Stock, (2) each of our Directors, (3) each of our Executive Officers, and (4) all of our Executive Officers and Directors as a group. At September 6, 2012, we had 167,425,232 shares of common stock outstanding. Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934. In computing the number of shares beneficially owned by a person or group and the percentage ownership of that person or group, shares of our Common Stock subject to options currently exercisable or exercisable within 60 days after September 6, 2012 are deemed outstanding, but are not deemed outstanding for purposes of computing the percentage ownership of any other person. The address of each Director and Executive Officer named in the below table is c/o Hyperdynamics Corporation, 12012 Wickchester Lane, Suite 475 Houston, TX 77079.

Name and Address of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned		Percent of Class
BlackRock, Inc.	23,790,837	(1)	14.2%
Vanguard Group Inc.	9,295,529	(2)	5.6%
Ray Leonard	1,943,167	(3)	1.2%
Robert A. Solberg	684,600	(4)	*
Lord David Owen	565,400	(5)	*
Herman Cohen	151,000	(6)	*
Fred Zeidman	137,000	(7)	*
William O. Strange	78,000	(8)	*
Jason Davis	356,000	(9)	*
Michael Palmer	256,134	(10)	*
Paul Reinbolt	230,000	(11)	*
David Wesson	101,000	(12)	*
Directors and Executive Officers as a group (10 persons)	4,502,301		2.7%

*
Less than 1%

(1)
Based on the total of Schedules 13F filed for the period ended June 30, 2012. The address of BlackRock, Inc. is 55 East 52nd Street, New York, NY 10055.

(2)
Based on the total of Schedules 13F filed for the period ended June 30, 2012. The address of Vanguard Group Inc. is 100 Vanguard Boulevard Malvern, PA 19355-2331

(3)
This amount includes: 499,000 shares of common stock and options to purchase 1,444,167 shares of common stock

(4)
This amount includes: 246,600 shares of common stock and options to purchase 438,000 shares of common stock.

(5)
This amount includes: 395,400 shares of common stock and options to purchase 170,000 shares of common stock.

(6)
This amount includes: 41,000 shares of common stock and options to purchase 110,000 shares of common stock.

(7)
This amount includes: 11,000 shares of common stock and options to purchase 126,000 shares of common stock.

(8)
This amount includes: 33,000 shares of common stock and options to purchase 45,000 shares of common stock.

(9)
This amount includes: 45,000 shares of common stock and options to purchase 311,000 shares of common stock.

(10)
This amount includes: 129,467 shares of common stock and options to purchase 126,667 shares of common stock.

(11)
This amount includes: 30,000 shares of common stock and options to purchase 200,000 shares of common stock.

(12)
This amount includes: 13,500 shares of common stock and options to purchase 87,500 shares of common stock.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

        We have a written conflict of interest policy governing transactions involving related parties. In accordance with the policy, transactions involving related parties must be pre-approved by the Audit Committee, which is comprised of independent directors.

        We did not enter into any transactions involving amounts in excess of $120,000, excluding employment relationships, with related parties since July 1, 2010, the beginning of the last fiscal year.

Series B Preferred Stock

        On September 29, 2009, subsequent to fiscal year 2009, we entered into an agreement (the "Series B Agreement") with the holders of all of our Series B preferred stock in which the Series B holders (i) converted all of their shares of Series B preferred stock into approximately 15,822,222 shares of common stock, (ii) agreed to the cancellation of warrants to purchase 1,000,000 shares of common stock, (iii) agreed to donate, pursuant to a specified schedule, 2,000,000 shares of common stock, issued upon conversion of the Series B preferred stock, and warrants to purchase 1,000,000 shares of common stock, to the American Friends of Guinea, a charitable organization that provides support to the people of Guinea, and (iv) agreed to be subject to a nine month lock-up of the 15,822,222 shares of common stock received in connection with the conversion of the Series B preferred stock, and any shares that may be received upon exercise of their warrants. The common stock received upon conversion represented a reduction of 2,000,000 shares that otherwise would have been issuable under the original terms of the Series B preferred stock.

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

Director Independence

        Our common stock is listed on the NYSE. We use SEC Rule 10A-3 and the NYSE definition of Independent Director in determining whether a Director is independent in the capacity of Director and in the capacity as a member of a board committee. In determining Director independence, we have not relied on any exemptions from any rule's definition of independence. In addition to the requirements of SEC Rule 10A-3 under the Securities Exchange Act of 1934, the NYSE rules provide that "Independent Director" means a person other than an executive officer or employee of the company.

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

Item 14.    Principal Accounting Fees and Services

	Years ended June 30,
	2012	2011
Audit Fees(1)	$546,030	$293,965
Audit-related fees(2)	44,400	21,315
All other fees(3)	309,000	—

Total	899,430	315,280

(1)
Fiscal 2012 audit fees were billed to us by our current Certifying Accountant: Deloitte & Touche LLP, for professional services related to their audit of our annual financial statements in our Form 10K, Sarbanes-Oxley 404 attest services, reviews of our unaudited quarterly financial statements included in our Form 10-Qs and registration statements for the fiscal year ended June 30, 2012. Included in fiscal 2012 audit fees are $50,000 in fees attributable to incremental time and expenses associated with the fiscal 2011 audit.

Fiscal 2011 Audit fees include $163,965 billed to us by former Certifying Accountant: GBH CPAs, PC for professional services related to their reviews of our unaudited quarterly financial statements included in our Form 10-Qs and registration statements, and $130,000 billed to us by our current Certifying Accountant: Deloitte & Touche LLP, for professional services related to their audit of our annual financial statements in our Form 10K and Sarbanes-Oxley 404 attest services.

(2)
Fiscal 2012 audit related fees include $15,400 billed to us by our former Certifying Accountant: GBH CPAs, PC and $29,000 billed to us by our current Certifying Accountant: Deloitte & Touche LLP, for professional services rendered for assurance and related services that were reasonably related to the performance of audit or review of the Company's financial statements.

Fiscal 2011 audit related fees include $21,315 billed to us by our former Certifying Accountant: GBH CPAs, PC for professional services rendered for assurance and related services that were reasonably related to the performance of audit or review of the Company's financial statements.

(3)
Our current Certifying Accountant: Deloitte & Touche LLP, billed us $309,000 for professional services rendered for all other services for the fiscal year ended June 30, 2012. These fees pertained to due diligence performed on a prospective investment.

Audit Committee Pre-Approval

        Our Audit Committee Charter provides that either (i) the Audit Committee shall pre-approve all auditing and non-auditing services of the independent auditor, subject to deminimus exceptions for other than audit, review or attest services that are approved by the Audit Committee prior to completion of the audit; or (ii) the engagement of the independent auditor be entered into pursuant to pre-approved policies and procedures established by the Audit Committee, provided that the policies and procedures are detailed as to the particular services and the Audit Committee is informed of each service. The Audit Committee pre-approved 100% of GBH CPAs, PC and Deloitte & Touche LLP fees, respectively, for audit services in year 2012 and 2011. Except as indicated above, there were no fees other than audit fees for years 2012 and 2011, and the auditors engaged performed all the services described above with their full time permanent employees.

 PART IV

Item 15    Exhibits, Financial Statement Schedules

(A)

Exhibit Number		Description
3.1.1		Certificate of Incorporation(1)
3.1.2		Certificate of Amendment of Certificate of Incorporation, dated January 21, 1997(1)
3.1.3		Certificate of Amendment of Certificate of Incorporation, dated September 20, 1999(1)
3.1.4		Certificate of Amendment of Certificate of Incorporation, dated December 22, 2003(1)
3.1.5		Certificate of Amendment of Certificate of Incorporation, dated March 11, 2011(2)
3.1.6		Series B Certificate of Designation(5)
3.2		Amended and Restated By-laws(23)
4.1		Form of Common Stock Certificate(3)
4.2		Warrant issued to Trendsetter Investors, LLC on June 12, 2007(4)
4.3		Form of Common Stock Purchase Warrant issued to investors on February 2, 2012(26)
10.1		Hydrocarbon Production Sharing Contract (PSA) between SCS Corporation and the Republic of Guinea, dated September 22, 2006(6)
10.2		Amendment No. 1 to the Hydrocarbons Production Sharing Contract between SCS Corporation and the Republic of Guinea, dated March 25, 2010(11)
10.3	*	Employment Agreement between Hyperdynamics and Jason D. Davis, dated June 17, 2009(8)
10.4	*	Amendment No. 1 to the Employment Agreement between Hyperdynamics Corporation and Jason D. Davis, dated October 16, 2009(20)
10.5	**	Amended and Restated Employment Agreement between Hyperdynamics and Ray Leonard, effective as of July 23, 2012.
10.6		Intentionally omitted
10.7		Sale and Purchase Agreement between Hyperdynamics Corporation and Dana Petroleum (E&P) Limited, effective as of December 4, 2009(12)
10.8		Letter Agreement between Hyperdynamics Corporation and Dana Petroleum (E&P) Limited, dated December 2, 2009(12)
10.9		Operating Agreement between SCS Corporation and Dana Petroleum (E&P) Limited, dated January 28, 2010(16)
10.10		Lease Agreement between Hyperdynamics Corporation and Parkway Properties LP, dated December 29, 2009(17)
10.11		Memorandum of Understanding between the Government of the Republic of Guinea and SCS Corporation, dated September 11, 2009 (English translation)(7)
10.14		Marine 2D Seismic Data Acquisition Services Agreement between Hyperdynamics Corporation and Bergen Oilfield Services AS of Norway, dated September 29, 2009(18)

Exhibit Number		Description
10.15		3D Seismic Contract between PGS Geophysical AS, Norway and Hyperdynamics Corporation, dated June 11, 2010(21)
10.17	**	2010 Equity Incentive Plan as amended
10.18	*	Form of Incentive Stock Option Agreement(10)
10.19	*	Form of Non-Qualified Stock Option Agreement(10)
10.20	*	Form of Restricted Stock Agreement(10)
10.21		Master Service Agreement for Geophysical Data Processing Services between SCS Corporation and PGS Data Processing, Inc., dated July 2, 2010(21)
10.22		Supplemental Agreement No. 1 to Master Service Agreement between SCS Corporation and PGS Data Processing, Inc., dated July 2, 2010(21)
10.23		Form of Stock Purchase Agreement, dated November 3, 2010 among Hyperdynamics Corporation and the Investors(22)
10.24		Form of Registration Rights Agreement, dated November 3, 2010 among Hyperdynamics Corporation and the Investors(22)
10.25		Contract Number: AGR/C105/10 between SCS Corporation and AGR Peak Well Management Limited for Provision of Well Construction Management Services, including LOGIC General Conditions as Appendix I(13)
10.26		Employment Agreement between Hyperdynamics and Paul C. Reinbolt effective August 8, 2011(24)
10.27		Agreement for the Supply of Marine Seismic Data Application and Processing Services, dated September 20, 2011 between SCS Corporation and CGG Veritas Services SA(25)
10.28		Form of Securities Purchase Agreement, dated January 30, 2012, between Hyperdynamics Corporation and investors in the offering(26)
10.29		Placement Agency Agreement, dated January 30, 2012, by and between Hyperdynamics Corporation and Rodman & Renshaw, LLC(26)
14.1		Code of Ethics(1)
16.1		Letter from GBH CPAs, PC regarding the change in certifying accountant,(27)
21.1	**	Subsidiaries of the Registrant
23.1	**	Consent of Deloitte & Touche LLP
23.2	**	Consent of GBH CPAs, PC
31.1	**
Certification of Chief Executive Officer of Hyperdynamics Corporation required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	**
Certification of Chief Financial Officer of Hyperdynamics Corporation required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	**
Certification of Chief Executive Officer of Hyperdynamics Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

Exhibit Number		Description
32.2	**	Certification of Principal Financial Officer of Hyperdynamics Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)
101.INS		XBRL Instance Document(28)
101.SCH		XBRL Taxonomy Extension Schema Document(28)
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document(28)
101.DEF		XBRL Taxonomy Extension Definitions Linkbase Document(28)
101.LAB		XBRL Taxonomy Extension Label Linkbase Document(28)
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document(28)

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
Intentionally omitted.

(10)
Incorporated by reference to Form S-8 filed June 14, 2010.

(11)
Incorporated by reference to Form 8-K, dated March 31, 2010.

(12)
Incorporated by reference to Form 8-K, filed December 7, 2009.

(13)
Incorporated by reference to Form 8-K filed December 6, 2010.

(14)
Intentionally omitted.

(15)
Intentionally omitted.

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

(27)
Incorporated by reference to Form 8-K filed on June 17, 2011.

(28)
Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, and is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended and otherwise is not subject to liability under these sections.

(B)

FINANCIAL STATEMENT SCHEDULES

        The financial statement schedules required by this item are set forth in the notes to our financial statements set forth on page 32 and F-1.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HYPERDYNAMICS CORPORATION
September 11, 2012	/s/ RAY LEONARD Ray Leonard President, CEO and Director

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

September 11, 2012	/s/ ROBERT A. SOLBERG Robert A. Solberg Non-Executive Chairman and Director
September 11, 2012	/s/ RAY LEONARD Ray Leonard President, CEO and Director
September 11, 2012	/s/ WILLIAM STRANGE William Strange Director
September 11, 2012	/s/ FRED ZEIDMAN Fred Zeidman Director
September 11, 2012	/s/ DAVID OWEN David Owen Director
September 11, 2012	/s/ HERMAN COHEN Herman Cohen Director

September 11, 2012	/s/ PAUL REINBOLT Paul Reinbolt Executive Vice President and Chief Financial Officer
September 11, 2012	/s/ DAVID WESSON David Wesson Principal Accounting Officer

Exhibit Index

Exhibit Number		Description
3.1.1		Certificate of Incorporation(1)
3.1.2		Certificate of Amendment of Certificate of Incorporation, dated January 21, 1997(1)
3.1.3		Certificate of Amendment of Certificate of Incorporation, dated September 20, 1999(1)
3.1.4		Certificate of Amendment of Certificate of Incorporation, dated December 22, 2003(1)
3.1.5		Certificate of Amendment of Certificate of Incorporation, dated March 11, 2011(2)
3.1.6		Series B Certificate of Designation(5)
3.2		Amended and Restated By-laws(23)
4.1		Form of Common Stock Certificate(3)
4.2		Warrant issued to Trendsetter Investors, LLC on June 12, 2007(4)
4.3		Form of Common Stock Purchase Warrant issued to investors on February 2, 2012(26)
10.1		Hydrocarbon Production Sharing Contract (PSA) between SCS Corporation and the Republic of Guinea, dated September 22, 2006(6)
10.2		Amendment No. 1 to the Hydrocarbons Production Sharing Contract between SCS Corporation and the Republic of Guinea, dated March 25, 2010(11)
10.3	*	Employment Agreement between Hyperdynamics and Jason D. Davis, dated June 17, 2009(8)
10.4	*	Amendment No. 1 to the Employment Agreement between Hyperdynamics Corporation and Jason D. Davis, dated October 16, 2009(20)
10.5	**	Amended and Restated Employment Agreement between Hyperdynamics and Ray Leonard, effective as of July 23, 2012.
10.6		Intentionally omitted
10.7		Sale and Purchase Agreement between Hyperdynamics Corporation and Dana Petroleum (E&P) Limited, effective as of December 4, 2009(12)
10.8		Letter Agreement between Hyperdynamics Corporation and Dana Petroleum (E&P) Limited, dated December 2, 2009(12)
10.9		Operating Agreement between SCS Corporation and Dana Petroleum (E&P) Limited, dated January 28, 2010(16)
10.10		Lease Agreement between Hyperdynamics Corporation and Parkway Properties LP, dated December 29, 2009(17)
10.11		Memorandum of Understanding between the Government of the Republic of Guinea and SCS Corporation, dated September 11, 2009 (English translation)(7)
10.14		Marine 2D Seismic Data Acquisition Services Agreement between Hyperdynamics Corporation and Bergen Oilfield Services AS of Norway, dated September 29, 2009(18)
10.15		3D Seismic Contract between PGS Geophysical AS, Norway and Hyperdynamics Corporation, dated June 11, 2010(21)
10.17	**	2010 Equity Incentive Plan as amended

Exhibit Number		Description
10.18	*	Form of Incentive Stock Option Agreement(10)
10.19	*	Form of Non-Qualified Stock Option Agreement(10)
10.20	*	Form of Restricted Stock Agreement(10)
10.21		Master Service Agreement for Geophysical Data Processing Services between SCS Corporation and PGS Data Processing, Inc., dated July 2, 2010(21)
10.22		Supplemental Agreement No. 1 to Master Service Agreement between SCS Corporation and PGS Data Processing, Inc., dated July 2, 2010(21)
10.23		Form of Stock Purchase Agreement, dated November 3, 2010 among Hyperdynamics Corporation and the Investors(22)
10.24		Form of Registration Rights Agreement, dated November 3, 2010 among Hyperdynamics Corporation and the Investors(22)
10.25		Contract Number: AGR/C105/10 between SCS Corporation and AGR Peak Well Management Limited for Provision of Well Construction Management Services, including LOGIC General Conditions as Appendix I(13)
10.26		Employment Agreement between Hyperdynamics and Paul C. Reinbolt effective August 8, 2011(24)
10.27		Agreement for the Supply of Marine Seismic Data Application and Processing Services, dated September 20, 2011 between SCS Corporation and CGG Veritas Services SA(25)
10.28		Form of Securities Purchase Agreement, dated January 30, 2012, between Hyperdynamics Corporation and investors in the offering(26)
10.29		Placement Agency Agreement, dated January 30, 2012, by and between Hyperdynamics Corporation and Rodman & Renshaw, LLC(26)
14.1		Code of Ethics(1)
16.1		Letter from GBH CPAs, PC regarding the change in certifying accountant,(27)
21.1	**	Subsidiaries of the Registrant
23.1	**	Consent of Deloitte & Touche LLP
23.2	**	Consent of GBH CPAs, PC
31.1	**
Certification of Chief Executive Officer of Hyperdynamics Corporation required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	**
Certification of Chief Financial Officer of Hyperdynamics Corporation required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	**
Certification of Chief Executive Officer of Hyperdynamics Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)
32.2	**
Certification of Principal Financial Officer of Hyperdynamics Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

Exhibit Number	Description
101.INS	XBRL Instance Document(28)
101.SCH	XBRL Taxonomy Extension Schema Document(28)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(28)
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document(28)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document(28)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(28)

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
Intentionally omitted.

(10)
Incorporated by reference to Form S-8 filed June 14, 2010.

(11)
Incorporated by reference to Form 8-K, dated March 31, 2010.

(12)
Incorporated by reference to Form 8-K, filed December 7, 2009.

(13)
Incorporated by reference to Form 8-K filed December 6, 2010.

(14)
Intentionally omitted.

(15)
Intentionally omitted.

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

(27)
Incorporated by reference to Form 8-K filed on June 17, 2011.

(28)
Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, and is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended and otherwise is not subject to liability under these sections.