Form 10-Q
period 2012-09-30
HYPERDYNAMICS CORP
filed 2012-11-08
CIK 937136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934:

For the quarterly period ended September 30, 2012

or

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

As of November 3, 2012, 167,667,731 shares of common stock, $0.001 par value, were outstanding.

HYPERDYNAMICS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Number of Shares and Per Share Amounts)

(Unaudited)

	September 30, 2012	June 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$33,131	$37,148
Accounts receivable — joint interest	480	1,263
Prepaid expenses	600	753
Other current assets	83	3,559
Total current assets	34,294	42,723

Property and equipment, net of accumulated depreciation of $1,613 and $1,443	1,366	1,584
Oil and gas properties, using full-cost accounting:
Proved properties	116,753	116,312
Unevaluated properties excluded from amortization	40,842	39,278
	157,595	155,590
Less- accumulated depreciation, depletion and amortization	(116,753)	(116,312)
	40,842	39,278
Other Assets:
Restricted cash	19,183	19,180
Deposits	31	31
Total assets	$95,716	$102,796

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$23,848	$26,604
Total current liabilities	23,848	26,604

Other non-current liabilities	119	125
Total liabilities	23,967	26,729

Commitments and contingencies (Note 7)	—	—

Shareholders’ equity:
Preferred stock, $0.001 par value; 20,000,000 authorized, 0 shares issued and outstanding	—	—
Common stock, $0.001 par value, 350,000,000 shares authorized; 167,667,731 and 166,937,731 shares issued and outstanding, respectively	168	167
Additional paid-in capital	313,946	312,075
Accumulated other comprehensive income (loss)	—	—
Accumulated deficit	(242,365)	(236,175)
Total shareholders’ equity	71,749	76,067
Total liabilities and shareholders’ equity	$95,716	$102,796

The accompanying notes are an integral part of these condensed consolidated financial statements.

HYPERDYNAMICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Number of Shares and Per Share Amounts)

(Unaudited)

	Three Months Ended September 30,
	2012	2011
Costs and expenses:
Depreciation	$183	$179
Selling, general and administrative	5,570	4,352
Full amortization of proved oil and gas properties	441	—
Loss from operations	(6,194)	(4,531)
Interest income	4	155
Loss before income tax	(6,190)	(4,376)
Income tax	—	—
Net loss	$(6,190)	$(4,376)

Basic and diluted loss per common share	$(0.04)	$(0.03)

Weighted average shares outstanding — basic and diluted	167,399,144	156,160,567

The accompanying notes are an integral part of these condensed consolidated financial statements.

HYPERDYNAMICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In Thousands, Except Number of Shares and Per Share Amounts)

(Unaudited)

	Three Months Ended September 30,
	2012	2011
Net loss	$(6,190)	$(4,376)
Other comprehensive income (loss):
Unrealized loss on available-for-sale securities	—	(299)
Other comprehensive income (loss)	—	(299)
Comprehensive loss	(6,190)	(4,675)

The accompanying notes are an integral part of these condensed consolidated financial statements.

HYPERDYNAMICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In Thousands, Except Number of Shares)

(Unaudited)

	Common Stock		Additional	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Paid-in Capital	Deficit	Income (Loss)	Total
Balance, June 30, 2011	155,792,524	$156	$276,484	$(86,862)	$(349)	$189,429
Net loss	—	—	—	(149,313)	—	(149,313)
Reclassification of other than temporary impairments of securities included in net income					472	472
Unrealized (loss) on available-for-sale securities	—	—	—	—	(123)	(123)
Common stock issued for:
Cash	10,000,000	10	28,152	—	—	28,162
Exercise of warrants	340,208	—	—	—	—	—
Exercise of options	804,999	1	669	—	—	670
Amortization of fair value of stock options	—	—	6,770	—	—	6,770
Balance, June 30, 2012	166,937,731	$167	$312,075	$(236,175)	$—	$76,067
Net loss	—	—	—	(6,190)		(6,190)
Common stock issued for:
Exercise of options	730,000	1	357	—	—	358
Amortization of fair value of stock options	—	—	1,514	—	—	1,514
Balance, September 30, 2012	167,667,731	$168	$313,946	$(242,365)	$—	$71,749

The accompanying notes are an integral part of these condensed consolidated financial statements.

HYPERDYNAMICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,190)	$(4,376)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	183	179
Full amortization of proved oil and gas properties	441	—
Stock based compensation	1,214	1,144
Amortization of premium on short term investments	—	686
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable — joint interest	783	(3,130)
(Increase) decrease in Prepaid expenses	153	(91)
(Increase) decrease in Other current assets	3,473	26
Increase (decrease) in Accounts payable and accrued expenses	(3,381)	1,450
Increase (decrease) in Other liabilities	(6)	(2)
Net cash used in operating activities	(3,330)	(4,114)

CASH FLOWS FROM INVESTING ACTIVITIES:
(Purchase) Sale of property and equipment	30	(395)
Investment in unevaluated oil and gas properties	(1,075)	(15,113)
Prospective investment deposit	—	(5,000)
Increase in restricted cash	—	(16,370)
Net cash used in investing activities	(1,045)	(36,878)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of options	358	588
Net cash provided by financing activities	358	588

DECREASE IN CASH AND CASH EQUIVALENTS	(4,017)	(40,404)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	37,148	79,889
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$33,131	$39,485

SUPPLEMENTAL DISCLOSURES:
Interest paid in cash, net of amounts capitalized	$—	—
Income taxes paid in cash	—	—

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Accounts payable for oil and gas properties	$630	1,325

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

Status of our Business

In October 2011, we commenced drilling operations on the Sabu-1 well.  In February 2012, the Sabu-1 well reached the planned total depth of 3,600 meters. The cost incurred on the Sabu-1 well was $126.4 million, or $97.3 million for our 77% interest, which assumes proceeds from the sale of remaining materials on hand. We have paid approximately $113.6 million of the well costs on a gross basis, or approximately $87.5 million based on our current 77% interest, as of September 30, 2012. We determined the well to be non-commercial. As a result, we evaluated the costs associated with the well, moved these costs to proved properties and fully amortized the costs. See additional discussion in Note 2. As described in Note 7 to the consolidated financial statements, we have filed suit against AGR following unsuccessful negotiations to address the cost overruns associated with the Sabu-1 well. Payment of the remaining drilling costs is pending resolution of this dispute.  AGR filed a countersuit on October 1, 2012 in which AGR has made claims for additional cost of $9.5 million on a gross basis or $7.3 million based on our 77% share, which we dispute and have excluded from our cost incurred to date. Resolution of this dispute may result in the recovery of a portion of the costs incurred to date, however, it is possible that the resolution of this dispute may result in additional liability associated with disputed costs.

We have conducted 2-dimensional (“2D”) and 3-dimensional (“3D”) surveys of a portion of the Concession. The acquisition phase of the most recent 3D seismic survey covering approximately 4,000 square kilometers in the deeper water portion of the Concession was recently completed by the CGG Veritas Ocean Endeavor. Processing of the most recent 3D data set is in progress. Completion of this processing work is expected in early calendar year 2013.The cost for acquiring the survey, processing and other services is expected to total approximately $30.0 million gross, or $23.1 million based upon our current 77% interest in the Guinea Concession, of which, we have paid $25.9 million on a gross basis as of September 30, 2012 or $19.9 million based upon our 77% share.

Our ability to drill additional wells will depend on obtaining additional cash resources through sales of interests in the Concession, equity or debt financings, or through other means. Our wholly owned subsidiary, SCS, has entered into an agreement with a subsidiary of Tullow Oil plc, a leading independent oil & gas exploration company, for exclusive negotiations in respect of a potential acquisition of a forty percent (40%) gross interest (the “Interest”) in the Concession offshore Guinea.   The exclusivity period is scheduled to terminate on November 19, 2012.  In the event that a definitive agreement for the acquisition of the Interest is entered into during the exclusivity period, it is expected to be subject to customary provisions relating to the satisfaction of certain conditions precedent prior to completion of acquisition.  In the event that a definitive agreement for the acquisition is entered into, completion of the transaction is expected to take place by year end 2012.

At this time, we have no source of operating revenue and there is no assurance when we will, if ever. On September 30, 2012, we had $33,131,000 in cash and $19,183,000 in restricted cash. Our restricted cash is held in escrow in connection with our drilling contract with AGR. We had $23,967,000 in liabilities, which are comprised of current liabilities of $23,848,000 and noncurrent liabilities of $119,000.   We plan to use our existing cash to fund our remaining Sabu-1drilling and 3D seismic capital expenditures along with our general corporate needs. We have no other material commitments.

We are currently involved in various legal proceedings. We are unable to predict the outcome of such matters. These proceedings may have a negative impact on our liquidity, financial condition and results of operations; however, currently pending proceedings, in our opinion, will not have a material adverse effect upon our consolidated financial statements. See additional discussion in Note 7.

Principles of consolidation

The accompanying unaudited consolidated financial statements include the accounts of Hyperdynamics and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in our Annual Report filed with the SEC on Form 10-K for the year ended June 30, 2012. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year ended June 30, 2012, as reported in the Form 10-K, have been omitted.

Use of estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and expenses at the balance sheet date and for the period then ended. Actual results could differ from these estimates.

Cash and cash equivalents

Cash equivalents are highly liquid investments with an original maturity of three months or less.  We maintain our cash in bank deposit accounts which, at times, exceed the federally insured limits.  At September 30, 2012, we had approximately $32,005,000 in excess of FDIC limits.  We have not experienced any losses in such accounts.

Restricted cash

Included in restricted cash is $19,183,000 held in escrow which relates to our drilling contract with AGR Peak Well Management Ltd (“AGR”). Under the terms of the drilling contract, we funded the escrow account for the sole purpose of funding our drilling project as overseen by AGR.

Joint interest receivable and allowance for doubtful accounts

We establish provisions for losses on accounts receivable if we determine that we will not collect all or part of the outstanding balance. Accounts receivable are written down to reflect management’s best estimate or realizability based upon known specific analysis, historical experience, and other currently available evidence of the net collectible amount. There is no allowance for doubtful accounts as of September 30, 2012 or June 30, 2012. At September 30, 2012, all of our accounts receivable balance was related to joint interest billings to Dana Petroleum (E&P) Limited (“Dana”), which owns a 23% participating interest in our Guinea Concession.

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

All potential dilutive securities, including potentially dilutive options, warrants and convertible securities, if any, were excluded from the computation of dilutive net loss per common share for the three month periods ended September 30, 2012 and 2011, respectively, as their effects are antidilutive due to our net loss for those periods.

Stock options to purchase approximately 10.9 million common shares at an average exercise price of $1.99 and warrants to purchase approximately 13.4 million shares of common stock at an average exercise price of $2.94 were outstanding at September 30, 2012. Using the treasury stock method, had we had net income, approximately 0.5 million common shares attributable to our outstanding stock options would have been included in the fully diluted earnings per share calculation for the quarter ended September 30, 2012, and there would have been no dilution attributable to our outstanding warrants to purchase common shares.

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

Contingencies

We are subject to legal proceedings, claims and liabilities which arise in the ordinary course of business. We accrue for losses associated with legal claims when such losses are probable and can be reasonably estimated. These accruals are adjusted as additional information becomes available or circumstances change. Legal fees are charged to expense as they are incurred.  See Note 7, Commitments and Contingencies, for more information on legal proceedings.

Financial instruments

The accounting standards (ASC 820, “Fair Value Measurements and Disclosures”) regarding fair value of financial instruments and related fair value measurements define fair value, establish a three-level valuation hierarchy for disclosures of fair value measurement, and enhance disclosure requirements for fair value measures.

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

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The carrying values of cash and cash equivalents, accounts receivable — joint interest and accounts payable approximate fair value. During fiscal 2012, we held investments which were classified as available-for-sale securities and therefore were recorded at their fair value at each reporting date. Available-for-sale investments, which consisted entirely of Corporate Debt securities, were valued at the closing price reported in the active market in which the security was traded. These securities were sold during the third quarter of fiscal 2012. As of September 30, 2012, we had no financial assets or liabilities measured at fair value on a recurring basis.

Subsequent events

We evaluated all subsequent events from September 30, 2012 through the date of the issuance of these condensed consolidated financial statements.

Recently issued or adopted accounting pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued an update to ASC 220, Comprehensive Income. This FASB Accounting Standards Update (“ASU”) requires entities to present components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements that would include reclassification adjustments for items that are reclassified from other comprehensive income to net income on the face of the financial statements. The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  Subsequently, in December 2011, the FASB issued ASU 2011-12 which deferred the requirements to include reclassification adjustments for items that are reclassified from other comprehensive income to net income on the face of the financial statements. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, which is fiscal 2013 for us. The amendments in this update should be applied retrospectively and early application was permitted. We adopted the applicable provisions of this update in the first quarter of fiscal 2013. The adoption of this update resulted in the addition of the Consolidated Statements of Comprehensive Income (Loss) in the Company’s consolidated financial statements.

2. INVESTMENT IN OIL AND GAS PROPERTIES

Investment in oil and gas properties consists entirely of our Guinea Concession in offshore West Africa. We own a 77% participating interest in our Guinea Concession.

We follow the “full-cost” method of accounting for oil and natural gas property and equipment costs. Under this method, internal costs incurred that are directly identified with exploration, development, and acquisition activities undertaken by us for our own account, and which are not related to production, general corporate overhead, or similar activities, are capitalized. For the three month period ended September 30, 2012, we capitalized $1,099,000 of such costs, as compared to $1,470,000 for the three month period ended September 30, 2011. Geological and geophysical costs incurred that are directly associated with specific unproved properties are capitalized in “Unproved properties excluded from amortization” and evaluated as part of the total capitalized costs associated with a prospect. The cost of unproved properties not being amortized is assessed to determine whether such properties have been impaired. In determining whether such costs should be impaired, we evaluate current drilling results and available geological and geophysical information. Any impairment assessed to unproved properties is added to the cost of proved properties. The unamortized cost of proved oil and gas properties is limited by the Full-Cost Ceiling Test.

We exclude capitalized costs of unevaluated oil and gas properties from amortization. Geological and geophysical information pertaining to the Guinea concession was collected and evaluated and no reserves have been attributed to the concession. In February 2012, we completed the drilling of the Sabu-1 well, which was determined to be non-commercial. As a result, we evaluated certain geological and geophysical related costs in unproved properties along with the drilling costs of the Sabu-1 well and moved $116,753,000 to proved properties. Since we have no proved reserves to include in the Full-Cost Ceiling Test, the entire $116,753,000 resulted in the full amortization of our proved oil and gas properties. The net costs associated with properties which remain unevaluated were $40,842,000 and $39,278,000 as of September 30, 2012 and June 30, 2012, respectively. These costs are excluded from amounts subject to amortization.

The following table provides detail of total capitalized costs for our Guinea concession as of September 30, 2012 and June 30, 2012 (in thousands):

	September 30, 2012	June 30, 2012
Oil and Gas Properties:
Proved Oil and Gas Properties	$116,753	$116,312
Unproved Oil and Gas Properties	34,033	32,469
Other Equipment Costs	6,809	6,809
Total Oil and Gas Properties	157,595	155,590
Less — Accumulated depreciation, depletion and amortization costs	(116,753)	(116,312)
Unevaluated properties not subject to amortization	$40,842	$39,278

Evaluation activities of these unproved properties are expected to be completed within the next one to three years. As of June 30, 2012, based on our impairment review, we fully amortized $116,312,000 of our proved oil and gas properties as a result of the evaluation of our first well drilled. An additional $441,000 in Sabu-1 well related costs were recognized during the first quarter of fiscal 2013. These costs were capitalized in proved oil and gas properties and fully amortized.

During the three month period ended September 30, 2012, we incurred $1,564,000 of geological and geophysical costs, primarily related to our most recent 3-D seismic survey covering approximately 4,000 square kilometers offshore Guinea, which is adjacent to a portion of our initial 3,635-square-kilometer 3-D seismic survey (Survey A) acquired in 2010, and to internal costs that are directly identified with exploration, development, and acquisition activities.

3. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses (in thousands) as of September 30, 2012 and June 30, 2012 include the following:

	September 30, 2012	June 30, 2012
Accounts payable — oil and gas exploration activities	$22,089	$21,965
Accrued payroll and bonus	1,443	4,220
Accrued — Other	316	419
	$23,848	$26,604

4. SHAREHOLDERS’ EQUITY

Common Stock Issuances

Three months ended September 30, 2012

For exercise of options:

During the three months ended September 30, 2012, 730,000 options were exercised for cash at an exercise price of $0.49 for total gross proceeds of $358,000.

For exercise of warrants:

There were no warrants exercised during the three months ended September 30, 2012.

Three months ended September 30, 2011

For exercise of options:

During the three months ended September 30, 2011, 643,333 options were exercised for cash at exercise prices ranging from $0.31 to $2.00 for total gross proceeds of $588,000.

For exercise of warrants:

There were no warrants exercised during the three months ended September 30, 2011.

5. STOCK OPTIONS

On February 18, 2010, at our annual meeting of stockholders, the board of directors and stockholders approved the 2010 Equity Incentive Plan (the “2010 Plan”). Prior to the 2010 stockholder meeting, we had two stock award plans: the Stock and Stock Option Plan, which was adopted in 1997 (“1997 Plan”) and the 2008 Restricted Stock Award Plan (“2008 Plan”). In conjunction with the approval of the 2010 Plan at the annual meeting, the 1997 Plan and the 2008 Plan were terminated as of February 18, 2010. Subsequently, on February 17, 2012, the 2010 Plan was amended to increase the maximum shares issuable under the 2010 Plan.

The 2010 Plan provides for the grants of shares of common stock, restricted stock or incentive stock options and/or nonqualified stock options to purchase our common stock to selected employees, directors, officers, agents, consultants, attorneys, vendors and advisors of ours’ or of any parent or subsidiary thereof. Shares of common stock, or restricted stock can only be granted under this plan within 10 years from the effective date of February 18, 2010. A maximum of 10,000,000 shares are issuable under the 2010 Plan and at September 30, 2012, 2,944,390 shares remained available for issuance.

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

Stock Options

The following table provides information about options during the three months ended September 30, 2012 and 2011:

	2012	2011
Number of options granted	386,677	1,069,480
Compensation expense recognized	$1,214,000	$1,114,000
Compensation cost capitalized	300,000	497,000
Weighted average fair value of options outstanding	$1.25	$1.98

The following table details the significant assumptions used to compute the fair market values of employee and director stock options granted during the three months ended September 30, 2012 and 2011:

	2012	2011
Risk-free interest rate	0.13 — 0.45%	0.19 - 0.49%
Dividend yield	0%	0%
Volatility factor	99 — 123%	90-95%
Expected life (years)	0.50 — 3.25	2

Summary information regarding employee and director stock options issued and outstanding under all plans as of September 30, 2012 is as follows:

	Options	Weighted Average Exercise Price	Aggregate intrinsic value	Weighted average remaining contractual term (years)
Options outstanding at year ended June 30, 2012	12,495,316	$2.09	$1,145,800	4.62
Granted	386,677	0.82
Exercised	(730,000)	0.49
Forfeited	(1,139,138)	3.56
Expired	(87,910)	2.63
Options outstanding at September 30, 2012	10,924,945	$1.99	$604,700	4.40
Options exercisable at September 30, 2012	4,568,528	$2.14	$201,300	4.41

Options outstanding and exercisable as of September 30, 2012
Exercise Price	Outstanding Number of Shares	Remaining Life	Exercisable Number of Shares
$0.00 – 1.00	86,677	1 year	86,677
$0.00 – 1.00	2,896,668	2 years	1,065,834
$0.00 – 1.00	1,883,433	5 years	—
$1.01 – 2.00	1,271,000	2 years	1,150,666
$1.01 – 2.00	780,667	8 years	540,668
$2.01 – 3.00	77,000	4 years	—
$2.01 – 3.00	280,000	8 years	195,000
$3.01 – 4.00	840,000	4 years	220,000
$3.01 – 4.00	511,000	8 years	303,833
$4.01 – 5.00	824,200	4 years	238,700
$4.01 – 5.00	1,144,300	9 years	572,150
$5.01 – 6.00	100,000	1 year	100,000
$5.01 – 6.00	110,000	8 years	50,000
$6.01 – 7.00	30,000	8 years	15,000
$7.01 – 8.00	90,000	8 years	30,000
	10,924,945		4,568,528

At September 30, 2012, there was $4,900,000 of unrecognized compensation costs related to non-vested share based compensation arrangements granted to employees and directors under the plans, with an amortization period of two to three years.

Liability Awards

During the first quarter of fiscal 2012, our Board of Directors approved an increase in authorized shares under the 2010 Plan from 5,000,000 to 10,000,000 subject to shareholder approval. Prior to receiving shareholder approval, we reached the limit of shares available under the 2010 Plan during the first quarter of fiscal 2012, at which point we concluded that all additional awards granted should be classified as liabilities until shareholders approved the increase in the maximum shares issuable under the 2010 plan. Pending shareholder approval of the amended 2010 Plan, we granted options to purchase 1,180,520 shares of our common stock to employees. The 2010 Plan was amended by a shareholder vote to increase issuable shares from 5,000,000 to 10,000,000 on February 17, 2012. The fair value on the date of modification was reclassified from a liability classification to equity. As of the modification date, we recalculated the fair value of the awards and will amortize the unrecognized expense over the remaining vesting period.

The following table details the significant assumptions used to compute the fair market value of awards modified as of February 17, 2012:

2012
Risk-free interest rate	0.42%
Dividend yield	0%
Volatility factor	129%
Expected life (years)	2.5-3.2

6. INCOME TAXES

Federal income taxes are not due since we have had losses since inception. The difference between the statutory tax rates and our effective tax rate is primarily due to the valuation allowance applied against our net deferred tax assets. A reconciliation of the actual taxes to the U.S. statutory tax rate for the three months ended September 30, 2012 and 2011 is as follows (in thousands):

	2012	2011
Income tax benefit at the statutory federal rate (35%)	$(2,167)	$(1,532)
(Increase) decrease resulting from nondeductible stock compensation	228	(451)
Other, net	1	4
Decrease in tax benefit of loss due to foreign countries applicable tax rate	452	—
Change in valuation allowance	1,486	1,979
Net	$—	$—

7. COMMITMENTS AND CONTINGENCIES

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

On April 5, 2012, a purported derivative action was filed in the District Court of Harris County, Texas, against all of our directors.  The petition alleges that the directors breached their fiduciary duties in connection with positive statements about our drilling operations and the Guinea Concession and disclosures related to material weaknesses that we identified in our financial controls.  The plaintiff seeks unspecified damages against our directors including restitution and disgorgement of profits and advances based on asserted causes of action for breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets.   On July 12, 2012, we and our directors filed special exceptions to the derivative lawsuit on the basis that the plaintiff failed to plead demand futility.  The plaintiff did not make a demand on the Hyperdynamics Board prior to filing the derivative suit; therefore the lawsuit would be subject to dismissal unless the plaintiffs’ pleadings sufficiently demonstrated that demand would be futile. In response, the plaintiff amended his petition on August 13, 2012. On September 21, 2012, we and our directors renewed our special exceptions to the plaintiff’s amended petition. Briefing on the special exceptions is ongoing. We have assessed the status of this matter and have concluded that although an adverse judgment is reasonably possible, it is not probable. As a result, no provision has been made in the consolidated financial statements. Given the early stage of this dispute, we are unable to estimate a range of possible loss; however, in our opinion, the outcome of this dispute will not have a material effect on our financial condition and results of operations.

Iroquois Lawsuit

On May 9, 2012, a lawsuit was filed in the Supreme Court of the State of New York against us and all of our directors. The plaintiffs, five hedge funds that invested in us in early 2012, allege that we breached an agreement with the plaintiffs, and that we and the directors made certain negligent misrepresentations relating to the company’s drilling operations.  Among other claims, the plaintiffs allege that we misrepresented the status of our drilling operations and the speed with which the drilling would be completed.  The plaintiffs advance claims for breach of contract and negligent misrepresentation and seek damages in the amount of $18.5 million plus pre-judgment interest. The plaintiffs also seek indemnity for their legal expenses. On July 12, 2012, we and the directors moved to dismiss the suit for failure to state a claim as to all defendants and for lack of personal jurisdiction over the director defendants.  That motion has been briefed and is now pending before the court.  The maximum possible loss is the full amount of $18.5 million plus interest accrued thereon until judgment.   We, however, have assessed the status of this matter and have concluded that although an adverse judgment is reasonably possible, it is not probable. As a result, no provision has been made in the consolidated financial statements. In our opinion, the outcome of this dispute will not have a material effect on our financial condition and results of operations.

AGR Lawsuit

On June 21, 2012, our wholly-owned subsidiary, SCS, filed suit against AGR following unsuccessful negotiations to address the cost overruns associated with the Sabu-1 well drilled off the coast of the Republic of Guinea. The suit was filed in London, England in the High Court of Justice, Queen’s Bench Division, Technology and Construction Court.  SCS is seeking to recover damages and other relief from AGR for claims of mismanagement of the drilling of the Sabu-1 well and various breaches of contract that resulted in the cost overruns. Among other things, the lawsuit alleges that AGR mismanaged the selection, reconditioning and crew staffing for the Jasper Explorer drilling rig used to drill the Sabu-1 well, mismanaged other subcontractor relationships, failed to seek cost relief from its subcontractors, and failed to return to SCS inventory purchased by SCS but not used in the drilling of Sabu-1 well. On October 1, 2012, AGR filed a defense denying SCS’s allegations and asserting a counterclaim for $22.2 million which AGR alleges to be the outstanding amount owed on the Sabu-1 drilling project, and seeking other unspecified damages and relief, including damages for loss of management time and associated expenses, a full indemnity for a claim brought by Jasper against AGR, and interest on any damages awarded.  SCS will next file a reply to AGR’s defense and respond to AGR’s counterclaim.

As of September 30, 2012 we have paid AGR a total of $107.6 million on a gross basis, or $82.9 million for our 77% share for costs associated with the drilling of the Sabu-1 well. Additionally, $19.2 million remains in an escrow account established to fund the well drilling project. As described above, our claim against AGR seeks recovery of monies paid out as a result of AGR’s mismanagement of the project. In addition to the amounts paid, to comply with relevant accounting rules, we have accrued an additional $21.5 million of costs on a gross basis for costs AGR claims are associated with the drilling of the Sabu-1 well. We have not paid these funds to AGR and dispute AGR’s entitlement to these funds. Additionally, AGR holds $8.8 million on a gross basis of excess materials acquired during the drilling of the Sabu-1 well. We dispute AGR’s entitlement to these assets. Finally, an additional amount of $9.5 million on a gross basis or $7.3 million based on our 77% share is sought by AGR. Because of our claim, and because we dispute the validity of these charges, we have not accrued for this amount. We have assessed the status of AGR’s claims and have concluded that although an adverse judgment is reasonably possible, it is not probable. As a result, no provision for the $9.5 million has been made in the consolidated financial statements. In our opinion, the outcome of this dispute will not have a material effect on our financial condition and results of operations.

COMMITMENTS AND CONTINGENCIES

Contingent notes payable

Our subsidiary, SCS, has $350,000 remaining of a contingent note payable due to the former owners of SCS Corporation’s assets. It is payable in our common stock and it is payable only if SCS has net income in any given quarter. If SCS experiences net income in a quarter, 25% of the income will be paid against the note, until the contingency is satisfied. We have made no provision in the consolidated financial statements as of September 30, 2012.

Operating Leases

We lease office space under long-term operating leases with varying terms. Most of the operating leases contain renewal and purchase options. We expect that in the normal course of business, the majority of operating leases will be renewed or replaced by other leases.

The following is a schedule by years of minimum future rental payments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of September 30, 2012:

Years ending June 30: (in thousands)
2013	$258
2014	374
2015	257
2016	—
2017	—
Total minimum payments required	$889

Rent expense included in net loss from operations for the three month period ended September 30, 2012 was $112,000, compared to $77,000 for the three month period ended September 30, 2011.

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

Overview

We are an independent oil and gas exploration company that was incorporated in 1996 as a Delaware corporation with large prospects in offshore Republic of Guinea (“Guinea”) in Northwest Africa pursuant to rights granted to us by Guinea (the “Concession”) under a Hydrocarbon Production Sharing Contract, as amended (“PSC”).  We are the operator and hold a 77% interest.  Our participant, Dana Petroleum, PLC (“Dana”), which is a subsidiary of the Korean National Oil Corporation, holds the remaining 23% interest in the Concession.

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

We have conducted 2-dimensional (“2D”) and 3-dimensional (“3D”) surveys of a portion of the Concession. The acquisition phase of the most recent 3D seismic survey covering approximately 4,000 square kilometers in the deeper water portion of the Concession was recently completed by the CGG Veritas Ocean Endeavor. Processing of the most recent 3D data set is in progress. The first preliminary time section results were received in March 2012.  Completion of this processing work is expected in early calendar year 2013. The cost for acquiring the survey, processing and other services is expected to total approximately $30.0 million gross, or $23.1 million for our 77% interest. Of these estimated costs, we have incurred approximately $26.4 million on a gross basis as of September 30, 2012.

Our wholly owned subsidiary, SCS Corporation Ltd, (“SCS”) has entered into an agreement with a subsidiary of Tullow Oil plc, a leading independent oil & gas exploration company, for exclusive negotiations in respect of a potential acquisition of a forty percent (40%) gross interest (the “Interest”) in the Concession offshore Guinea.   The exclusivity period is scheduled to terminate on November 19, 2012.  In the event that a definitive agreement for the acquisition of the Interest is entered into during the exclusivity period, it is expected to be subject to customary provisions relating to the satisfaction of certain conditions precedent prior to completion of acquisition.  In the event that a definitive agreement for the acquisition is entered into, completion of the transaction is expected to take place by year end 2012

We intend to continue acquiring, exploring and developing oil and gas properties.  At this time, however, we have no source of operating revenue and there is no assurance when we will, if ever.  We have no operating cash flows and will require substantial additional funds, through additional participants, securities offerings, or through other means, to fulfill our business plans.

Reportable segments

We have one reportable segment: our international operations in Guinea conducted through our subsidiary SCS. SCS is engaged in oil and gas exploration activities pertaining to offshore Guinea.

Results of Operations

Based on the factors discussed below the net loss attributable to common shareholders for the three months ended September 30, 2012 increased $1,814,000, or 41%, to a net loss of $6,190,000, or $0.04 per share, from a net loss of $4,376,000, or $0.03 per share for the three months ended September 30, 2011.

Three months ended September 30, 2012 Compared to Three Months Ended September 30, 2011

Revenues.  There were no revenues for the three months ended September 30, 2012 and 2011.

Depreciation.   Depreciation on property and equipment increased 2%, or $4,000. Depreciation expense was $183,000 and $179,000 in the three months ended September 30, 2012 and 2011, respectively.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses were $5,570,000 and $4,352,000 for the three months ended September 30, 2012 and 2011, respectively. This represents an increase of 28% or, $1,218,000 from the fiscal 2012 period to the fiscal 2013 period. Non-cash stock compensation of $1,214,000 and $1,144,000 were included in selling, general and administrative expenses for the three months ended September 30, 2012 and 2011, respectively. The $1,148,000 increase in cash expense was primarily attributable to a $1,013,000 increase in employee-related costs. This was driven by an increase in our staff from 38 employees as of July 1, 2011 to 45 employees as of September 30, 2012. The staffing increase primarily related to personnel required for our activities in Guinea and our support staff. Additionally, there was an increase in legal and accounting fees in the current quarter of $670,000 over the prior period. These current period increases were partially offset by a decrease in costs associated with prospective oil and gas investment opportunities of approximately $552,000. We are currently evaluating our administrative cost structure and expect to make appropriate adjustments as we transition from the role of operator to non-operator of the Concession.

Amortization of Costs. We amortized an additional $441,000 of proved oil and gas properties during the three months ended September 30, 2012. These are additional costs recognized during the three months ended September 30, 2012 associated with the non-commercial Sabu-1 well. As required by the Full-Cost Accounting rules, we evaluated and moved these costs to proved properties and then fully amortized them through our Full-Cost Ceiling Test.

Interest income. Interest income totaled $4,000 and $155,000 for the three months ended September 30, 2012 and 2011, respectively. The decrease is attributed to interest income on available-for-sale securities held during the three months ended September 30, 2011which were sold during the third quarter of fiscal 2012.

Loss from Continuing Operations. Primarily as a result of the increase in selling, general and administrative expenses of $1,218,000 and the full amortization of proved oil and gas properties of $441,000,  our loss from continuing operations increased by 41%, or $1,814,000, from $4,376,000 in the three months ended September 30, 2011 to $6,190,000 for the three months ended September 30, 2012.

Liquidity and Capital Resources

On September 30, 2012, we had $33,131,000 in cash and $19,183,000 in restricted cash, which is held in escrow in connection with our drilling contract with AGR. We had $23,967,000 in liabilities, which are comprised of current liabilities of $23,848,000 and noncurrent liabilities of $119,000.

We plan to use our existing cash to fund our portion of the remaining expenditures related to the Sabu-1 well.  The cost incurred on the Sabu-1 well is $126.4 million, or $97.4 million for our 77% interest. We have paid approximately $113.6 million of the well costs on a gross basis, or approximately $87.5 million based on our current 77% interest, as of September 30, 2012. As described in Legal Proceedings, we have filed suit against AGR following unsuccessful negotiations to address the cost overruns associated with the Sabu-1 well. Payment of the remaining drilling costs is pending resolution of this dispute.  AGR filed a countersuit on October 1, 2012 in which AGR has made claims for additional cost of $9.5 million on a gross basis or $7.3 million based on our 77% share, which we dispute and have excluded from cost incurred to date. Resolution of this dispute may result is the recovery of a portion of the costs incurred to date, however, it is possible that the resolution of this dispute may result in additional liability associated with disputed costs.

Additionally, we entered into an Agreement for the Supply of Marine Seismic Data with CGG Veritas.  The cost for acquiring the survey, processing and other services is expected to total approximately $30.0 million gross, or $23.1 million based upon our current 77% interest in the Guinea Concession, of which, we have paid $25.9 million on a gross basis as of September 30, 2012 or $19.9 million based upon our 77% share. We plan to use our existing cash to fund these remaining expenditures.

After giving effect for the remaining liabilities and excess supplies associated with the Sabu-1 well and for the remaining costs associated with the 3D seismic survey, our cash should be in the range of $30 - 35 million.

We have satisfied all requirements of the current exploration period, which runs until September 2013 under the Concession. The current exploration period may be renewed to September 2016 and may be extended for one additional year to allow the completion of a well in process and for two additional years to allow the completion of the appraisal of any discovery made. To satisfy the September 2013-2016 work requirement, we are required to drill an additional exploration well, which is to be commenced by the end of September 2016, to a minimum depth of 2,500 meters below seabed. Our ability to drill additional wells will depend on obtaining additional capital through sales of additional interests in the Concession, equity or debt financings, or through other means.  If we farm-out additional interests in the Concession, our percentage will decrease.  Although we have been successful in raising capital and in entering into a key participation arrangement with Dana, we have no firm commitments for additional capital resources.  The terms of any such arrangements, if made, are unknown, and may not be advantageous.

As we transition from Sabu-1 drilling activity and to a new operator, we expect to continually evaluate and make appropriate adjustments to our overhead costs. Overhead adjustments made to date include staff reductions and the closure of our London office.

We are currently involved in various legal proceedings. We are unable to predict the outcome of such matters; however, an adverse development could have an impact on liquidity.

Net cash used in operating activities for continuing operations for the three months ended September 30, 2012 was $3,330,000 compared to $4,114,000 for the three months ended September 30, 2011. The decrease in cash used in operating activities was largely attributable to changes in working capital offset by an increase in the net loss for the three months ended September 30, 2012. Cash used in investing activities for continuing operations for the three months ended September 30, 2012 was $1,045,000 compared to $36,878,000 in the three months ended September 30, 2011. This decrease was primarily due to a decrease in expenditures associated with the drilling of our first well combined with a decrease in the cash transferred to our restricted escrow account. Additionally, there was a decrease in cash used for a prospective investment from $5,000,000 in the three months ended September 30, 2011 to zero in the three months ended September 30, 2012. There was net cash provided by financing activities for the three months ended September 30, 2012 of $358,000 compared to $588,000 during the three months ended September 30, 2011. This decrease is due to a decline in the exercise of options.

Capital Expenditures

During the first three months of fiscal 2013, $1,075,000 was expended on oil and gas properties, while $30,000 was provided from sales of property plant and equipment net of related expenditures. This is compared to $15,113,000 and $395,000 spent in the same period of fiscal 2012 on oil and gas properties and property, plant and equipment respectively.  Fiscal 2012 expenditures mostly pertained to costs associated with our drilling activity which commenced in October 2011 and the acquisition of our most recent 3-D survey which commenced in November 2011, while fiscal 2013 expenditures primarily related to the processing of our most recent 3-D seismic data on our Concession.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our functional currency is the US dollar. We have some foreign currency exchange rate risk resulting from our in-country offices in Guinea and the United Kingdom, and from certain costs in our drilling program. US dollars are accepted in Guinea and many of our purchases and purchase obligations, such as our office lease in Guinea, are denominated in US dollars. However, our costs for labor, supplies and fuel could increase if the Guinea Franc, the Euro, or the Pound Sterling significantly appreciates against the US dollar. We do not hedge the exposure to currency rate changes. We do not believe our exposure to market risk to be material.

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

We identified a material weakness as of June 30, 2012 in our internal controls over financial reporting for income taxes. A material weakness is a deficiency or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis. As a result of this material weakness, we concluded that our income tax disclosure controls and procedures were not effective as of June 30, 2012.

To address the issues associated with our material weakness over financial reporting for income taxes, we will continue to use Ernst & Young LLP to assist management in conducting a review of our internal control environment, and we are implementing changes in our internal controls over financial reporting for income taxes to improve our control environment. We have taken steps in an effort to ensure our consolidated financial statements included in this quarterly report have been prepared in accordance with accounting principles generally accepted in the United States. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

We have been implementing and will aggressively continue to implement changes that are both organizational and process-focused to improve the control environment. We anticipate the actions to be taken, and resulting process improvements, to generally strengthen our internal control over financial reporting, as well as our disclosure controls and procedure and over time, will address the material weakness noted as of June 30, 2012.  These remedial measures were considered changes to our internal control environment which had a material effect on internal control over financial reporting. However, because certain of the remedial actions have only recently been undertaken and others will occur over the next several months, we have concluded that our controls and procedures in the area of income taxes were not effective as of September 30, 2012. We will not be able to conclude that the material weakness has been eliminated until the completion of the June 30, 2013 income tax provision and related disclosures.

Part II Other Information

Item 1. Legal Proceedings.

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

On April 5, 2012, a purported derivative action was filed in the District Court of Harris County, Texas, against all of our directors.  The petition alleges that the directors breached their fiduciary duties in connection with positive statements about our drilling operations and the Guinea Concession and disclosures related to material weaknesses that we identified in our financial controls.  The plaintiff seeks unspecified damages against our directors including restitution and disgorgement of profits and advances based on asserted causes of action for breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets.   On July 12, 2012, we and our directors filed special exceptions to the derivative lawsuit on the basis that the plaintiff failed to plead demand futility. The plaintiff did not make a demand on the Hyperdynamics Board prior to filing the derivative suit; therefore the lawsuit would be subject to dismissal unless the plaintiffs’ pleadings sufficiently demonstrated that demand would be futile. In response, the plaintiff amended his petition on August 13, 2012.  On September 21, 2012, we and our directors renewed our special exceptions to the plaintiff’s amended petition. Briefing on the special exceptions is ongoing.

Iroquois Lawsuit

On May 9, 2012, a lawsuit was filed in the Supreme Court of the State of New York against us and all of our directors. The plaintiffs, five hedge funds that invested in us in early 2012, allege that we breached an agreement with the plaintiffs, and that we and the directors made certain negligent misrepresentations relating to the company’s drilling operations.  Among other claims, the plaintiffs allege that we misrepresented the status of our drilling operations and the speed with which the drilling would be completed.  The plaintiffs advance claims for breach of contract and negligent misrepresentation and seek damages in the amount of $18.5 million plus pre-judgment interest. The plaintiffs also seek indemnity for their legal expenses. On July 12, 2012, we and the directors moved to dismiss the suit for failure to state a claim as to all defendants and for lack of personal jurisdiction over the director defendants.  That motion has been briefed and is now pending before the court.

AGR Lawsuit

On June 21, 2012, our wholly-owned subsidiary, SCS, filed suit against AGR following unsuccessful negotiations to address the cost overruns associated with the Sabu-1 well drilled off the coast of the Republic of Guinea. The suit was filed in London, England in the High Court of Justice, Queen’s Bench Division, Technology and Construction Court.  SCS is seeking to recover damages and other relief from AGR for claims of mismanagement of the drilling of the Sabu-1 well and various breaches of contract that resulted in the cost overruns. Among other things, the lawsuit alleges that AGR mismanaged the selection, reconditioning and crew staffing for the Jasper Explorer drilling rig used to drill the Sabu-1 well, mismanaged other subcontractor relationships, failed to seek cost relief from its subcontractors, and failed to return to SCS inventory purchased by SCS but not used in the drilling of Sabu-1 well. On October 1, 2012, AGR filed a defense denying SCS’s allegations and asserting a counterclaim for $22.2 million, which AGR alleges to be the outstanding amount owed on the Sabu-1 drilling project, and seeking other unspecified damages and relief, including damages for loss of management time and associated expenses, a full indemnity for a claim brought by Jasper against AGR, and interest on any damages awarded.  SCS will next file a reply to AGR’s defense and respond to AGR’s counterclaim.

Item 1A. Risk Factors

Please refer to Item 1A, Risk Factors included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012 filed with the Securities and Exchange Commission (the “SEC”). There have been no material changes to the risk factors described in our most recent Form 10-K.

Item 5. Other Information

In June 2011, the Financial Accounting Standards Board issued guidance on the presentation of comprehensive income in financial statements. Entities are required to present total comprehensive income either in a single, continuous statement of comprehensive income or in two separate, but consecutive, statements. We adopted this standard as of July 1, 2012, and will present net income and other comprehensive income in two separate statements in our annual financial statements. The table below reflects the retrospective application of this guidance for each of the three years ended June 30th. The retrospective application did not have a material impact on our financial condition or results of operations.

HYPERDYNAMICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In Thousands)

(Unaudited)

	Years Ended June 30,
	2012	2011	2010
Net loss	$(149,313)	$(11,238)	$(8,009)
Other comprehensive income (loss):
Reclassification of other than temporary impairments of securities included in net income	472
Unrealized loss on available-for-sale securities	(123)	(349)	—
Other comprehensive income (loss)	349	(349)	—
Comprehensive loss	(148,964)	(11,587)	(8,009)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Item 6. Exhibits and Reports on Form 8-K

(A)

Exhibit
Number	Description

3.1.1	Certificate of Incorporation (1)

3.1.2	Certificate of Amendment of Certificate of Incorporation, dated January 21, 1997 (1)

3.1.3	Certificate of Amendment of Certificate of Incorporation, dated September 20, 1999 (1)

3.1.4	Certificate of Amendment of Certificate of Incorporation, dated December 22, 2003 (1)

3.1.5	Certificate of Amendment of Certificate of Incorporation, dated March 11, 2011 (2)

3.1.6	Series B Certificate of Designation (5)

3.2	Amended and Restated By-laws (23)

4.1	Form of Common Stock Certificate (3)

4.2	Warrant issued to Trendsetter Investors, LLC on June 12, 2007 (4)

4.3	Form of Common Stock Purchase Warrant issued to investors on February 2, 2012 (26)

10.1	Hydrocarbon Production Sharing Contract (PSA) between SCS Corporation and the Republic of Guinea, dated September 22, 2006 (6)

10.2	Amendment No. 1 to the Hydrocarbons Production Sharing Contract between SCS Corporation and the Republic of Guinea, dated March 25, 2010 (11)

10.3*	Employment Agreement between Hyperdynamics and Jason D. Davis, dated June 17, 2009 (8)

10.4*	Amendment No. 1 to the Employment Agreement between Hyperdynamics Corporation and Jason D. Davis, dated October 16, 2009 (20)

10.5*	Amended and Restated Employment Agreement between Hyperdynamics and Ray Leonard, effective as of July 23, 2012 (9)

10.6	Intentionally omitted

10.7	Sale and Purchase Agreement between Hyperdynamics Corporation and Dana Petroleum (E&P) Limited, effective as of December 4, 2009 (12)

10.8	Letter Agreement between Hyperdynamics Corporation and Dana Petroleum (E&P) Limited, dated December 2, 2009 (12)

10.9	Operating Agreement between SCS Corporation and Dana Petroleum (E&P) Limited, dated January 28, 2010 (16)

10.10	Lease Agreement between Hyperdynamics Corporation and Parkway Properties LP, dated December 29, 2009 (17)

10.11	Memorandum of Understanding between the Government of the Republic of Guinea and SCS Corporation, dated September 11, 2009 (English translation) (7)

10.14	Marine 2D Seismic Data Acquisition Services Agreement between Hyperdynamics Corporation and Bergen Oilfield Services AS of Norway, dated September 29, 2009 (18)

10.15	3D Seismic Contract between PGS Geophysical AS, Norway and Hyperdynamics Corporation, dated June 11, 2010 (21)

10.17*	2010 Equity Incentive Plan as amended (14)

10.18*	Form of Incentive Stock Option Agreement (10)

10.19*	Form of Non-Qualified Stock Option Agreement (10)

10.20*	Form of Restricted Stock Agreement (10)

10.21	Master Service Agreement for Geophysical Data Processing Services between SCS Corporation and PGS Data Processing, Inc., dated July 2, 2010 (21)

10.22	Supplemental Agreement No. 1 to Master Service Agreement between SCS Corporation and PGS Data Processing, Inc., dated July 2, 2010 (21)

10.23	Form of Stock Purchase Agreement, dated November 3, 2010 among Hyperdynamics Corporation and the Investors (22)

10.24	Form of Registration Rights Agreement, dated November 3, 2010 among Hyperdynamics Corporation and the Investors (22)

10.25	Contract Number: AGR/C105/10 between SCS Corporation and AGR Peak Well Management Limited for Provision of Well Construction Management Services, including LOGIC General Conditions as Appendix I (13)

10.26	Employment Agreement between Hyperdynamics and Paul C. Reinbolt effective August 8, 2011 (24)

10.27	Agreement for the Supply of Marine Seismic Data Application and Processing Services, dated September 20, 2011 between SCS Corporation and CGG Veritas Services SA (25)

10.28	Form of Securities Purchase Agreement, dated January 30, 2012, between Hyperdynamics Corporation and investors in the offering (26)

10.29	Placement Agency Agreement, dated January 30, 2012, by and between Hyperdynamics Corporation and Rodman & Renshaw, LLC (26)

14.1	Code of Ethics (1)

16.1	Letter from GBHCPAs, PC regarding the change in certifying accountant, (27)

21.1	Subsidiaries of the Registrant (9)

23.1	Consent of Deloitte & Touche LLP (9)

23.2	Consent of GBH CPAs, PC (9)

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

101.INS	XBRL Instance Document (28)

101.SCH	XBRL Taxonomy Extension Schema Document (28)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (28)

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document (28)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (28)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (28)

*	Management contracts or compensatory plans or arrangements.
**	Filed herewith.
(1)	Incorporated by reference to Form 10-KSB/A filed May 16, 2005.
(2)	Incorporated by reference to Schedule 14A filed January 11, 2011 and filed herewith.
(3)	Incorporated by reference to Form S-1 filed January 12, 2006, as amended.
(4)	Incorporated by reference to Form 8-K filed June 18, 2007.
(5)	Incorporated by reference to Form 8-K filed June 15, 2001.
(6)	Incorporated by reference to Form 8-K filed September 28, 2006.
(7)	Incorporated by reference to Form 8-K filed September 15, 2009.
(8)	Incorporated by reference to Form 8-K filed July 6, 2009.
(9)	Incorporated by reference to Form 10-K filed on September 12, 2012.
(10)	Incorporated by reference to Form S-8 filed June 14, 2010.
(11)	Incorporated by reference to Form 8-K, dated March 31, 2010.
(12)	Incorporated by reference to Form 8-K, filed December 7, 2009.
(13)	Incorporated by reference to Form 8-K filed December 6, 2010.
(14)	Incorporated by reference to Form 8-K filed November 6, 2012.
(15)	Intentionally omitted.
(16)	Incorporated by reference to Form 8-K, dated January 29, 2010.
(17)	Incorporated by reference to Form 8-K, dated January 6, 2010.
(18)	Incorporated by reference to Form 8-K filed October 2, 2009.
(19)	Intentionally omitted.
(20)	Incorporated by reference to Form 8-K filed on October 16, 2009.
(21)	Incorporated by reference to Form 10-K filed on September 28, 2010.
(22)	Incorporated by reference to Form 8-K filed on November 4, 2010.
(23)	Incorporated by reference to Form 8-K filed on December 28, 2011.
(24)	Incorporated by reference to Form 8-K filed on July 8, 2011.
(25)	Incorporated by reference to Form 8-K filed on September 23, 2011
(26)	Incorporated by reference to Form 8-K filed on February 1, 2012.
(27)	Incorporated by reference to Form 8-K filed on June 17, 2011.
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

Hyperdynamics Corporation
(Registrant)

By:	/s/ Ray Leonard
Ray Leonard
Chief Executive Officer

Dated: November 8, 2012

By:	/s/ Paul Reinbolt
Paul Reinbolt
Chief Financial Officer

Dated: November 8, 2012

By:	/s/ David Wesson
David Wesson
Principal Accounting Officer

Dated: November 8, 2012

Exhibit Index

Exhibit Number	Description

3.1.1	Certificate of Incorporation (1)

3.1.2	Certificate of Amendment of Certificate of Incorporation, dated January 21, 1997 (1)

3.1.3	Certificate of Amendment of Certificate of Incorporation, dated September 20, 1999 (1)

3.1.4	Certificate of Amendment of Certificate of Incorporation, dated December 22, 2003 (1)

3.1.5	Certificate of Amendment of Certificate of Incorporation, dated March 11, 2011 (2)

3.1.6	Series B Certificate of Designation (5)

3.2	Amended and Restated By-laws (23)

4.1	Form of Common Stock Certificate (3)

4.2	Warrant issued to Trendsetter Investors, LLC on June 12, 2007 (4)

4.3	Form of Common Stock Purchase Warrant issued to investors on February 2, 2012 (26)

10.1	Hydrocarbon Production Sharing Contract (PSA) between SCS Corporation and the Republic of Guinea, dated September 22, 2006 (6)

10.2	Amendment No. 1 to the Hydrocarbons Production Sharing Contract between SCS Corporation and the Republic of Guinea, dated March 25, 2010 (11)

10.3*	Employment Agreement between Hyperdynamics and Jason D. Davis, dated June 17, 2009 (8)

10.4*	Amendment No. 1 to the Employment Agreement between Hyperdynamics Corporation and Jason D. Davis, dated October 16, 2009 (20)

10.5*	Amended and Restated Employment Agreement between Hyperdynamics and Ray Leonard, effective as of July 23, 2012 (9)

10.6	Intentionally omitted

10.7	Sale and Purchase Agreement between Hyperdynamics Corporation and Dana Petroleum (E&P) Limited, effective as of December 4, 2009 (12)

10.8	Letter Agreement between Hyperdynamics Corporation and Dana Petroleum (E&P) Limited, dated December 2, 2009 (12)

10.9	Operating Agreement between SCS Corporation and Dana Petroleum (E&P) Limited, dated January 28, 2010 (16)

10.10	Lease Agreement between Hyperdynamics Corporation and Parkway Properties LP, dated December 29, 2009 (17)

10.11	Memorandum of Understanding between the Government of the Republic of Guinea and SCS Corporation, dated September 11, 2009 (English translation) (7)

10.14	Marine 2D Seismic Data Acquisition Services Agreement between Hyperdynamics Corporation and Bergen Oilfield Services AS of Norway, dated September 29, 2009 (18)

10.15	3D Seismic Contract between PGS Geophysical AS, Norway and Hyperdynamics Corporation, dated June 11, 2010 (21)

10.17*	2010 Equity Incentive Plan as amended (14)

10.18*	Form of Incentive Stock Option Agreement (10)

10.19*	Form of Non-Qualified Stock Option Agreement (10)

10.20*	Form of Restricted Stock Agreement (10)

10.21	Master Service Agreement for Geophysical Data Processing Services between SCS Corporation and PGS Data Processing, Inc., dated July 2, 2010 (21)

10.22	Supplemental Agreement No. 1 to Master Service Agreement between SCS Corporation and PGS Data Processing, Inc., dated July 2, 2010 (21)

10.23	Form of Stock Purchase Agreement, dated November 3, 2010 among Hyperdynamics Corporation and the Investors (22)

10.24	Form of Registration Rights Agreement, dated November 3, 2010 among Hyperdynamics Corporation and the Investors (22)

10.25	Contract Number: AGR/C105/10 between SCS Corporation and AGR Peak Well Management Limited for Provision of Well Construction Management Services, including LOGIC General Conditions as Appendix I (13)

10.26	Employment Agreement between Hyperdynamics and Paul C. Reinbolt effective August 8, 2011 (24)

10.27	Agreement for the Supply of Marine Seismic Data Application and Processing Services, dated September 20, 2011 between SCS Corporation and CGG Veritas Services SA (25)

10.28	Form of Securities Purchase Agreement, dated January 30, 2012, between Hyperdynamics Corporation and investors in the offering (26)

10.29	Placement Agency Agreement, dated January 30, 2012, by and between Hyperdynamics Corporation and Rodman & Renshaw, LLC (26)

14.1	Code of Ethics (1)

16.1	Letter from GBHCPAs, PC regarding the change in certifying accountant, (27)

21.1	Subsidiaries of the Registrant (9)

23.1	Consent of Deloitte & Touche LLP (9)

23.2	Consent of GBH CPAs, PC (9)

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

101.INS	XBRL Instance Document (28)

101.SCH	XBRL Taxonomy Extension Schema Document (28)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (28)

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document (28)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (28)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (28)

*	Management contracts or compensatory plans or arrangements.
**	Filed herewith.
(1)	Incorporated by reference to Form 10-KSB/A filed May 16, 2005.
(2)	Incorporated by reference to Schedule 14A filed January 11, 2011 and filed herewith.
(3)	Incorporated by reference to Form S-1 filed January 12, 2006, as amended.
(4)	Incorporated by reference to Form 8-K filed June 18, 2007.
(5)	Incorporated by reference to Form 8-K filed June 15, 2001.
(6)	Incorporated by reference to Form 8-K filed September 28, 2006.
(7)	Incorporated by reference to Form 8-K filed September 15, 2009.
(8)	Incorporated by reference to Form 8-K filed July 6, 2009.
(9)	Incorporated by reference to Form 10-K filed on September 12, 2012.
(10)	Incorporated by reference to Form S-8 filed June 14, 2010.
(11)	Incorporated by reference to Form 8-K, dated March 31, 2010.
(12)	Incorporated by reference to Form 8-K, filed December 7, 2009.
(13)	Incorporated by reference to Form 8-K filed December 6, 2010.
(14)	Incorporated by reference to Form 8-K filed November 6, 2012.
(15)	Intentionally omitted.
(16)	Incorporated by reference to Form 8-K, dated January 29, 2010.
(17)	Incorporated by reference to Form 8-K, dated January 6, 2010.
(18)	Incorporated by reference to Form 8-K filed October 2, 2009.
(19)	Intentionally omitted.
(20)	Incorporated by reference to Form 8-K filed on October 16, 2009.
(21)	Incorporated by reference to Form 10-K filed on September 28, 2010.
(22)	Incorporated by reference to Form 8-K filed on November 4, 2010.
(23)	Incorporated by reference to Form 8-K filed on December 28, 2011.
(24)	Incorporated by reference to Form 8-K filed on July 8, 2011.
(25)	Incorporated by reference to Form 8-K filed on September 23, 2011
(26)	Incorporated by reference to Form 8-K filed on February 1, 2012.
(27)	Incorporated by reference to Form 8-K filed on June 17, 2011.
(28)

Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, and is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended and otherwise is not subject to liability under these sections.