Form 10-Q
period 2013-03-31
HYPERDYNAMICS CORP
filed 2013-05-08
CIK 937136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934:

For the quarterly period ended March 31, 2013

or

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

As of May 3, 2013, 167,697,731 shares of common stock, $0.001 par value, were outstanding.

HYPERDYNAMICS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Number of Shares and Per Share Amounts)

(Unaudited)

	March 31, 2013	June 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$41,628	$37,148
Available-for-sale securities	5,085	—
Accounts receivable — joint interest	2,319	1,263
Prepaid expenses	271	753
Other current assets	464	3,559
Total current assets	49,767	42,723

Property and equipment, net of accumulated depreciation of $1,915 and $1,443	830	1,584
Oil and gas properties, using full-cost accounting:
Proved properties	116,753	116,312
Unevaluated properties excluded from amortization	19,961	39,278
	136,714	155,590
Less- accumulated depreciation, depletion and amortization	(116,753)	(116,312)
	19,961	39,278
Other Assets:
Restricted cash	19,187	19,180
Deposits	31	31
Total assets	$89,776	$102,796

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$24,267	$26,604
Total current liabilities	24,267	26,604

Other non-current liabilities	103	125
Total liabilities	24,370	26,729

Commitments and contingencies (Note 8)	—	—

Shareholders’ equity:
Preferred stock, $0.001 par value; 20,000,000 authorized, 0 shares issued and outstanding	—	—
Common stock, $0.001 par value, 350,000,000 shares authorized; 167,697,731 and 166,937,731 shares issued and outstanding, respectively	168	167
Additional paid-in capital	315,470	312,075
Accumulated other comprehensive income (loss)	(5)	—
Accumulated deficit	(250,227)	(236,175)
Total shareholders’ equity	65,406	76,067
Total liabilities and shareholders’ equity	$89,776	$102,796

The accompanying notes are an integral part of these condensed consolidated financial statements.

HYPERDYNAMICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Number of Shares and Per Share Amounts)

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
Costs and expenses:
Depreciation	$152	$230	$511	$650
General, administrative and other operating	2,650	4,893	13,110	14,971
Full amortization of proved oil and gas properties	—	112,145	441	112,145
Write-off of prospective investment deposit	—	10,000	—	10,000
Loss from operations	(2,802)	(127,268)	(14,062)	(137,766)
Other income (expense):
Other than temporary impairment of securities	—	—	—	(472)
Realized gain on sale of securities	—	59	—	59
Interest income	4	11	10	281
Total other income (expense)	4	70	10	(132)
Loss before income tax	(2,798)	(127,198)	(14,052)	(137,898)
Income tax	—	—	—	—
Net loss	$(2,798)	$(127,198)	$(14,052)	$(137,898)

Basic and diluted loss per share	$(0.02)	$(0.78)	$(0.08)	$(0.87)

Weighted average shares outstanding — basic and diluted	167,668,492	163,116,280	167,583,132	158,649,617

The accompanying notes are an integral part of these condensed consolidated financial statements.

HYPERDYNAMICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In Thousands, Except Number of Shares and Per Share Amounts)

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
Net loss	$(2,798)	$(127,198)	$(14,052)	$(137,898)
Other comprehensive income (loss):
Unrealized loss on available-for-sale securities	(5)	—	(5)	(123)
Reclassification of other than temporary impairments of securities included in net income	—	—	—	472
Other comprehensive income (loss)	(5)	—	(5)	349
Comprehensive loss	(2,803)	(127,198)	(14,057)	(137,549)

The accompanying notes are an integral part of these condensed consolidated financial statements.

HYPERDYNAMICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In Thousands, Except Number of Shares)

(Unaudited)

					Accumulated
					Other
	Common Stock		Additional	Accumulated	Comprehensive
	Shares	Amount	Paid-in Capital	Deficit	Income (Loss)	Total
Balance, June 30, 2011	155,792,524	$156	$276,484	$(86,862)	$(349)	$189,429
Net loss	—	—	—	(149,313)	—	(149,313)
Reclassification of other than temporary impairments of securities included in net income					472	472
Unrealized (loss) on available-for-sale securities	—	—	—	—	(123)	(123)
Common stock issued for:
Cash	10,000,000	10	28,152	—	—	28,162
Exercise of warrants	340,208	—	—	—	—	—
Exercise of options	804,999	1	669	—	—	670
Amortization of fair value of stock options	—	—	6,770	—	—	6,770
Balance, June 30, 2012	166,937,731	$167	$312,075	$(236,175)	$—	$76,067
Net loss	—	—	—	(14,052)		(14,052)
Unrealized (loss) on available-for-sale securities					(5)	(5)
Common stock issued for:
Exercise of options	760,000	1	371	—	—	372
Amortization of fair value of stock options	—	—	3,024	—	—	3,024
Balance, March 31, 2013	167,697,731	$168	$315,470	$(250,227)	$(5)	$65,406

The accompanying notes are an integral part of these condensed consolidated financial statements.

HYPERDYNAMICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Nine Months Ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,052)	$(137,898)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	511	650
Full amortization of proved oil and gas properties	441	112,145
Write-off of prospective investment deposit	—	10,000
Stock based compensation	2,257	3,682
Amortization of premium on short term investments	—	1,562
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable — joint interest	(1,056)	(1,207)
(Increase) decrease in Prepaid expenses	482	286
(Increase) decrease in Other current assets	3,095	(43)
Increase (decrease) in Accounts payable and accrued expenses	(2,859)	5,081
Increase (decrease) in Other liabilities	(22)	—
Net cash used in operating activities	(11,203)	(5,742)

CASH FLOWS FROM INVESTING ACTIVITIES:
(Purchase) sale of property and equipment	49	(1,040)
Investment in oil and gas properties	(3,520)	(100,968)
Proceeds from sale of interest in unevaluated oil and gas properties, net of transaction costs of $3,128	23,872	—
(Purchase) sale of short term investments	(5,090)	54,155
Prospective investment deposit	—	(10,000)
Increase in restricted cash	—	(878)
Net cash provided by (used in) investing activities	15,311	(58,731)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock, net of offering costs of $1,827	—	28,173
Proceeds from exercise of options	372	608
Net cash provided by financing activities	372	28,781

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,480	(35,692)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	37,148	79,889
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$41,628	$44,197

SUPPLEMENTAL DISCLOSURES:
Interest paid in cash, net of amounts capitalized	$—	$—
Income taxes paid in cash	—	—

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Accounts payable for oil and gas properties	$525	$11,123

The accompanying notes are an integral part of these condensed consolidated financial statements.

HYPERDYNAMICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Nature of business

Hyperdynamics Corporation (“Hyperdynamics,” the “Company,” “we,” “us,” and “our”) is a Delaware corporation formed in March 1996. Hyperdynamics has three wholly-owned subsidiaries, SCS Corporation Ltd (SCS), a Cayman corporation, HYD Resources Corporation (HYD), a Texas corporation, and Hyperdynamics Oil & Gas Limited, incorporated in the United Kingdom. Through SCS and its wholly-owned subsidiary, SCS Guinea SARL (SCSG), which is a Guinea limited liability company formed under the laws of the Republic of Guinea (“Guinea”) located in Conakry, Guinea, Hyperdynamics focuses on oil and gas exploration offshore the coast of West Africa. Our exploration efforts are pursuant to a Hydrocarbon Production Sharing Contract, as amended (the “PSC”).  We refer to the rights granted under the PSC as the “Concession.” SCS began operations in oil and gas exploration, seismic data acquisition, processing, and interpretation in late fiscal 2002.

Status of our Business

On December 31, 2012, our wholly owned subsidiary, SCS, closed a sale to Tullow Guinea Ltd (“Tullow”), a subsidiary of Tullow Oil plc, of a 40% gross interest in the Concession. As consideration, SCS received $27 million from Tullow as reimbursement of past costs of SCS in the Concession, and as additional consideration, Tullow has agreed to: (i) pay SCS’s participating interest share of future costs associated with the drilling of an exploration well in at least 2,000 meters of water in the deep water fan area of the Concession, up to a gross expenditure cap of $100 million, and (ii) pay SCS’s share of costs associated with an appraisal well of the initial exploration well, if drilled, subject to a gross expenditure cap on the appraisal well of $100 million. Tullow is obligated to pay its 40% participating interest share of costs associated with the Concession as of November 20, 2012, the date of execution of the sales and purchase agreement. Tullow will begin to pay SCS’s costs attributable to the Concession at the earlier of (i) the commencement of the next exploration period, or (ii) should a decision be made to begin spending on an exploration well prior to committing to the next exploration period, the date of such spending.  Tullow will continue to pay SCS’s costs, subject to the gross expenditure cap of $100 million, until 90 days following the date on which the rig contracted to drill the exploration well moves off the well location.  Tullow has agreed to use reasonable endeavors to provide for the commencement of drilling of the exploration well not later than April 1, 2014.  The $27 million payment was received by us on December 31, 2012 and was recorded as a reduction in the carrying value of our Concession, net of transaction costs of approximately $3.1 million. The transaction costs primarily consisted of our fees to Bank of America for financial advisory services in connection with the sale to Tullow.

We have conducted 2-dimensional (“2D”) and 3-dimensional (“3D”) surveys of portions of the Concession. The acquisition phase of the most recent 3D seismic survey covering approximately 4,000 square kilometers in the deeper water portion of the Concession was completed in 2012 by the CGG Veritas Ocean Endeavor. Processing of the most recent 3D data set is in progress. Completion of this processing work is expected near mid-calendar year. The cost for acquiring the survey, processing and other services is expected to total approximately $28.0 million gross. Remaining costs to be paid total approximately $0.6 million gross, or $0.2 million net based upon the 37% interest we hold.

We have drilled one exploratory well, the Sabu-1 well, which reached the planned total depth of 3,600 meters in February 2012. The cost incurred on the Sabu-1 well was $126.4 million, or $97.3 million for the 77% interest we then held, which is net of proceeds from the sale of remaining materials on hand. We have paid approximately $113.6 million of the well costs on a gross basis, or approximately $87.5 million based on the 77% interest we then held. We determined the well to be non-commercial. As a result, we evaluated the costs associated with the well, moved these costs to proved properties, and fully amortized the costs. See additional discussion in Note 2. As described in Note 8, we have filed suit against the manager of the Sabu-1 well, AGR Peak Well Management Ltd. (“AGR”) following unsuccessful negotiations to address significant well cost overruns. Payment of the remaining drilling costs is pending resolution of this dispute.  AGR filed a countersuit on October 1, 2012 in which AGR made claims for additional cost of $9.5 million on a gross basis or $7.3 million based on the 77% interest we then held, which we dispute and have excluded from our cost incurred to date. Resolution of this dispute may result in the recovery of a portion of the costs incurred to date; however, it is possible that the resolution of this dispute may result in additional liability associated with disputed costs.

We have no source of operating revenue and there is no assurance when we will, if ever. On March 31, 2013, we had $41.6 million in cash, $5.1 million in available-for-sale securities and $19.2 million in restricted cash, which is held in escrow in connection with our drilling contract with AGR. We had $24.4 million in liabilities, which are comprised of current liabilities of $24.3 million and noncurrent liabilities of $0.1 million. We plan to use our existing cash to fund our general corporate needs and our expenditures associated with the Concession, including our share of future capital expenditures that are not paid by Tullow on our behalf. We have no other material commitments.

We are currently involved in various legal proceedings that we believe will not have a material adverse effect upon our consolidated financial statements. However, we are unable to predict the outcome of such matters, and these proceedings may have a negative impact on our liquidity, financial condition and results of operations; See additional discussion in Note 8.

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

Restricted cash

Included in restricted cash at March 31, 2013 is $19.2 million held in escrow which relates to our drilling contract with AGR. Under the terms of the drilling contract, we funded the escrow account for the sole purpose of funding our drilling project as overseen by AGR.

Joint interest receivable and allowance for doubtful accounts

We establish provisions for losses on accounts receivable if we determine that we will not collect all or part of the outstanding balance. Accounts receivable are written down to reflect management’s best estimate or realizability based upon known specific analysis, historical experience, and other currently available evidence of the net collectible amount. There is no allowance for doubtful accounts as of March 31, 2013 or June 30, 2012. At March 31, 2013, all of our accounts receivable balance was related to joint interest billings to Tullow and Dana Petroleum (E&P) Limited (“Dana”), who own 40% and 23% participating interests in the Concession, respectively.

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

All potential dilutive securities, including potentially dilutive options, warrants and convertible securities, if any, were excluded from the computation of dilutive net loss per common share for the three and nine month periods ended March 31, 2013 and 2012, respectively, as their effects are antidilutive due to our net loss for those periods.

Stock options to purchase approximately 10.1 million common shares at an average exercise price of $1.83 and warrants to purchase approximately 13.5 million shares of common stock at an average exercise price of $2.93 were outstanding at March 31, 2013. Using the treasury stock method, had we had net income, approximately 0.2  million and 0.4 million common shares attributable to our outstanding stock options would have been included in the fully diluted earnings per share for the three and nine month periods ended March 31, 2013.  There would have been no dilution attributable to our outstanding warrants to purchase common shares.

Stock options to purchase approximately 10.7 million common shares at an average exercise price of $2.29 and warrants to purchase approximately 13.4 million shares of common stock at an average exercise price of $2.94 were outstanding at March 31, 2012. Using the treasury stock method, had we had net income, approximately 3.4 million common shares attributable to our outstanding stock options and 2.3 million common shares attributable to our outstanding warrants to purchase common shares would have been included in the fully diluted earnings per share calculation for the nine month period ended March 31, 2012, while approximately 2.6 million common shares attributable to our outstanding stock options and 1.6 million common shares attributable to our outstanding warrants would have been included for the three month period ended March 31, 2012.

Contingencies

We are subject to legal proceedings, claims and liabilities. We accrue for losses associated with legal claims when such losses are probable and can be reasonably estimated. These accruals are adjusted as additional information becomes available or circumstances change. Legal fees are charged to expense as they are incurred.  See Note 8, Commitments and Contingencies, for more information on legal proceedings.

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

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The carrying values of cash and cash equivalents, accounts receivable — joint interest and accounts payable approximate fair value. On March 31, 2013 we held investments which were classified as available-for-sale securities and therefore were recorded at their fair value at the reporting date. Available-for-sale securities, which consist entirely of Corporate Debt securities, were valued at the closing price reported in the active market in which the security was traded.

The following table sets forth by level within the fair value hierarchy, our financial assets and liabilities (in thousands) that were accounted for at fair value on a recurring basis as of March 31, 2013:

	Carrying
	Value at	Fair Value Measurement at March 31, 2013
	March 31, 2013	Level 1	Level 2	Level 3
Assets:
Corporate debt securities	$5,085	$5,085	$—	$—

As of June 30, 2012, we had no financial assets or liabilities measured at fair value on a recurring basis.

Foreign currency gains and losses from current operations

In accordance with ASC Topic 830, Foreign Currency Matters, the functional currency of our international subsidiaries is the U.S. Dollar. Gains and losses from foreign currency transactions arising from operating assets and liabilities are included in general, administrative and other operating expense, have not been significant. Net foreign currency transaction gains (losses) were $0.3 million and $0.1 million for the three and nine month periods ended March 31, 2013, as compared to ($0.1) million and $0.3 million for the three and nine month periods ended March 31, 2012 respectively.

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

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires that companies present, either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. This accounting guidance is effective for our first quarter in fiscal 2014 and is only expected to impact the presentation of our consolidated financial statements and related notes.

2. INVESTMENT IN OIL AND GAS PROPERTIES

Investment in oil and gas properties consists entirely of our Guinea Concession in offshore West Africa. We owned a 77% participating interest in our Guinea Concession prior to the sale of a 40% gross interest to Tullow which closed on December 31, 2012. We now own a 37% interest in the Concession.

We follow the “full-cost” method of accounting for oil and natural gas property and equipment costs. Under this method, internal costs incurred that are directly identified with exploration, development, and acquisition activities undertaken by us for our own account, and which are not related to production, general corporate overhead, or similar activities, are capitalized. For the three and nine month periods ended March 31, 2013, we capitalized $0.5 million and $2.8 million of such costs respectively, as compared to $2.0 million and $5.5 million for the three and nine month periods ended March 31, 2012 respectively. Geological and geophysical costs incurred that are directly associated with specific unproved properties are capitalized in “Unproved properties excluded from amortization” and evaluated as part of the total capitalized costs associated with a prospect. The cost of unproved properties not being amortized is assessed to determine whether such properties have been impaired. In determining whether such costs should be impaired, we evaluate current drilling results and available geological and geophysical information. Any impairment assessed to unproved properties is added to the cost of proved properties. The unamortized cost of proved oil and gas properties is limited by the Full-Cost Ceiling Test.

We exclude capitalized costs of unevaluated oil and gas properties from amortization. Geological and geophysical information pertaining to the Guinea concession was collected and evaluated and no reserves have been attributed to the concession. In February

2012, we completed the drilling of the Sabu-1 well, which was determined to be non-commercial. As a result, we evaluated certain geological and geophysical related costs in unproved properties along with the drilling costs of the Sabu-1 well and moved $116.8 million to proved properties. As we have no proved reserves to include in the Full-Cost Ceiling Test, the entire $116.8 million resulted in the full amortization of our proved oil and gas properties. The net costs associated with properties which remain unevaluated were $20.0 million and $39.3 million as of March 31, 2013 and June 30, 2012, respectively. These costs are excluded from amounts subject to amortization.

The following table provides detail of total capitalized costs for our Guinea concession as of March 31, 2013 and June 30, 2012 (in thousands):

	March 31, 2013	June 30, 2012
Oil and Gas Properties:
Proved Oil and Gas Properties	$116,753	$116,312
Unproved Oil and Gas Properties	13,152	32,469
Other Equipment Costs	6,809	6,809
Total Oil and Gas Properties	136,714	155,590
Less — Accumulated depreciation, depletion and amortization costs	(116,753)	(116,312)
Unevaluated properties not subject to amortization	$19,961	$39,278

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

During the nine month period ended March 31, 2013, we incurred $4.1 million of geological and geophysical costs, primarily related to our most recent 3-D seismic survey covering approximately 4,000 square kilometers offshore Guinea, which is adjacent to a portion of our initial 3,635-square-kilometer 3-D seismic survey (Survey A) acquired in 2010, and to internal costs that are directly identified with exploration, development, and acquisition activities.

Sale of Interest to Tullow

On December 31, 2012, our wholly owned subsidiary, SCS, closed a sale to Tullow of a 40% gross interest in the Concession. As consideration, SCS received $27 million from Tullow as reimbursement of past costs of SCS in the Concession and, as additional consideration, Tullow has agreed to:  (i) pay SCS’s participating interest share of future costs associated with the drilling of an exploration well in at least 2,000 meters of water in the deep water fan area of the Concession,  up to a gross expenditure cap of $100 million; and (ii) pay SCS’s share of costs associated with an appraisal well of the initial exploration well, if drilled, subject to a gross expenditure cap on the appraisal well of $100 million. Tullow is obligated to pay its 40% participating interest share of costs associated with the Concession as of November 20, 2012, the date of execution of the sales and purchase agreement. Tullow will begin to pay SCS’s costs attributable to the Concession at the earlier of (i) the commencement of the next exploration period, or (ii) should a decision be made to begin spending on an exploration well prior to committing to the next exploration period, the date of such spending.  Tullow will continue to pay SCS’s costs, subject to the gross expenditure cap of $100 million, until 90 days following the date on which the rig contracted to drill the exploration well moves off the well location.  Tullow has agreed to use reasonable endeavors to provide for the commencement of drilling of the exploration well not later than April 1, 2014.  The $27 million payment was received by us on December 31, 2012 and was recorded as a reduction in unproved oil and gas properties, net of transaction costs of approximately $3.1 million.

In connection with the transaction, SCS, Tullow and Dana entered into a Joint Operating Agreement Novation and Amendment Agreement reflecting that as a result of the sale to Tullow, the interest of the parties in the Concession are SCS 37%, Dana 23%, and Tullow 40%, and that Tullow will be bound by the PSC and the Joint Operating Agreement previously entered into between SCS and Dana. Tullow will assume all the respective liabilities and obligations of SCS in respect of the assigned 40% interest. SCS and Tullow executed a Deed of Assignment. The Assignment was approved by Guinea’s Ministry of Mines and Geology by issuing an Arrêté on December 27, 2012 which formally authorized our assignment of a participating interest to Tullow. SCS, Dana and Tullow have elected Tullow as the Operator of the Concession beginning April 1, 2013.

3. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses (in thousands) as of March 31, 2013 and June 30, 2012 include the following:

	March 31, 2013	June 30, 2012
Accounts payable — oil and gas exploration activities	$20,509	$21,965
Accrued payroll, severance and bonus	3,742	4,220
Accrued — Other	16	419
	$24,267	$26,604

4. INVESTMENTS

The following is a summary of available-for-sale securities (in thousands) as of March 31, 2013:

	Amortized Cost	Unrealized gains (losses)	Fair Value (net)
US corporate debt securities	$5,090	$(5)	$5,085
Total available-for-sale	$5,090	$(5)	$5,085

We had no securities classified as held-to-maturity as of March 31, 2013. All $5.1 million in debt securities on hand as of March 31, 2013 will mature within one year or less.

At each reporting date, the Company performs an evaluation of debt and equity securities to determine if the unrealized losses are other-than-temporary. As of March 31, 2013 no other-than-temporary impairment losses have been recorded with regard to securities on hand as of March 31, 2013.

5. SHAREHOLDERS’ EQUITY

Common Stock Issuances

Nine months ended March 31, 2013

For exercise of options:

During the nine months ended March 31, 2013, 760,000 options were exercised for cash at an exercise price of $0.49 for total gross proceeds of $372,000.

For exercise of warrants:

There were no warrants exercised during the nine months ended March 31, 2013.

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

6. STOCK OPTIONS

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

The 2010 Plan provides for the grants of shares of common stock, restricted stock units or incentive stock options and/or nonqualified stock options to purchase our common stock to selected employees, directors, officers, agents, consultants, attorneys, vendors and advisors of ours’ or of any parent or subsidiary thereof. Shares of common stock or restricted stock can only be granted under the 2010 Plan within 10 years from the plan effective date of February 18, 2010. A maximum of 10,000,000 shares are issuable under the 2010 Plan and at March 31, 2013, 3,631,896 shares remained available for issuance.

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

Stock Options

The following table provides information about options during the nine months ended March 31, 2013 and 2012:

	2013	2012
Number of options granted	577,281	2,350,000
Compensation expense recognized	$2,241,000	$3,682,000
Compensation cost capitalized	767,000	1,444,000
Weighted average fair value of options outstanding	$1.22	$1.51

The following table details the significant assumptions used to compute the fair market values of employee and director stock options granted during the nine months ended March 31, 2013 and 2012:

	2013	2012
Risk-free interest rate	0.11-0.53%	0.11-1.44%
Dividend yield	0%	0%
Volatility factor	98-123%	110-129%
Expected life (years)	0.5-3.25	0.25-3.00

Summary information regarding employee and director stock options issued and outstanding under all plans as of March 31, 2013 is as follows:

	Options	Weighted Average Exercise Price	Aggregate intrinsic value	Weighted average remaining contractual term (years)
Options outstanding at year ended June 30, 2012	12,495,316	$2.09	$1,145,800	4.62
Granted	577,281	0.80
Exercised	(760,000)	0.49
Forfeited	(1,910,848)	3.44
Expired	(294,310)	3.90
Options outstanding at March 31, 2013	10,107,439	$1.83	$305,900	3.61
Options exercisable at March 31, 2013	5,260,067	$2.04	$127,000	3.53

Options outstanding and exercisable as of March 31, 2013

Exercise Price	Outstanding Number of Shares	Remaining Life	Exercisable Number of Shares
$0.00 – 1.00	3,038,949	1 year	1,568,115
$0.00 – 1.00	1,717,623	4 years	—
$1.01 – 2.00	1,296,000	1 year	1,296,000
$1.01 – 2.00	755,667	7 years	515,668
$2.01 – 3.00	77,000	4 years	25,667
$2.01 – 3.00	280,000	8 years	250,000
$3.01 – 4.00	840,000	3 years	240,000
$3.01 – 4.00	388,000	8 years	322,167
$4.01 – 5.00	145,700	1 year	145,700
$4.01 – 5.00	545,000	3 years	247,500
$4.01 – 5.00	828,500	8 years	464,250
$5.01 – 6.00	105,000	8 years	95,000
$6.01 – 7.00	30,000	8 years	30,000
$7.01 – 8.00	60,000	1 year	60,000
	10,107,439		5,260,067

At March 31, 2013, there was $2.1 million of unrecognized compensation costs related to non-vested share based compensation arrangements granted to employees and directors under the plans, with an amortization period of two to three years.

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

7. INCOME TAXES

Federal income taxes are not due as we have had losses since inception. Our effective tax rate for the three and nine months ended March 31, 2013 and March 31, 2012 is zero percent. This rate is lower than the U.S. statutory rate of 35 percent primarily due to the valuation allowance applied against our net deferred tax assets.

8. COMMITMENTS AND CONTINGENCIES

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

Shareholder Lawsuits

On April 2, 2012, a lawsuit styled as a class action was filed in the U.S. District Court for the Southern District of Texas against us and our chief executive officer alleging that we made false and misleading statements that artificially inflated our stock prices. The lawsuit alleges, among other things, that we misrepresented the prospects and progress of our drilling operations, including our drilling of the Sabu-1 well and plans to drill the Baraka-1 well off the coast of the Republic of Guinea.  The lawsuit seeks damages based on Sections 10(b) and 20 of the Securities Exchange Act of 1934, although the specific amount of damages is not specified.  On June 1 and June 4, 2012, a number of parties made application to the Court to be appointed as lead plaintiff, and a lead plaintiff was appointed by the Court.  However, on April 22, 2013, the lead plaintiff appointed by the Court filed a motion to withdraw as lead plaintiff.  That motion has not yet been acted upon, and at this time no schedule for moving forward in the matter has been established by the Court. We have assessed the status of this matter and have concluded that, because it is likely that another lead plaintiff will be appointed, an adverse judgment remains reasonably possible, but not probable. As a result, no provision has been made in the consolidated financial statements. Given the early stage of this dispute, we are unable to estimate a range of possible loss; however, in our opinion, the outcome of this dispute will not have a material effect on our financial condition and results of operations.

On April 5, 2012, a purported derivative action was filed in the District Court of Harris County, Texas, against all of our directors.  The petition alleges that the directors breached their fiduciary duties in connection with positive statements about our drilling operations and the Guinea Concession and disclosures related to material weaknesses that we identified in our financial controls.  The plaintiff seeks unspecified damages against our directors including restitution and disgorgement of profits and advances based on asserted causes of action for breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets.  On July 12, 2012, we and our directors filed special exceptions to the derivative lawsuit on the basis that the plaintiff failed to plead demand futility.  The plaintiff did not make a demand on our Board of Directors prior to filing the derivative suit; therefore the lawsuit would be subject to dismissal unless the plaintiffs’ pleadings sufficiently demonstrated that demand would be futile. In response, the plaintiff amended his petition on August 13, 2012. On September 21, 2012, we and our directors renewed our special exceptions to the plaintiff’s amended petition, and our motion was granted at a hearing before the court.  The court allowed plaintiff another opportunity to plead his case, and plaintiff was allowed until April 26, 2013 to file an amended petition.  However, on April 25, 2013, plaintiff filed a motion to voluntarily dismiss his lawsuit without prejudice. The derivative plaintiff sought to proceed on behalf of Hyperdynamics and did not request any damages from us in his action.

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

AGR Lawsuit

On June 21, 2012, our wholly-owned subsidiary, SCS, filed suit against AGR following unsuccessful negotiations to address the cost overruns associated with the Sabu-1 well drilled off the coast of the Republic of Guinea. The suit was filed in London, England in the High Court of Justice, Queen’s Bench Division, Technology and Construction Court.  SCS is seeking to recover damages and other relief from AGR for claims of mismanagement of the drilling of the Sabu-1 well and various breaches of contract that resulted in the cost overruns. Among other things, the lawsuit alleges that AGR mismanaged the selection, reconditioning and crew staffing for the Jasper Explorer drilling rig used to drill the Sabu-1 well, mismanaged other subcontractor relationships, failed to seek cost relief from its subcontractors, and failed to return to SCS inventory purchased by SCS but not used in the drilling of Sabu-1 well. On October 1, 2012, AGR filed a defense denying SCS’s allegations and asserting a counterclaim for $22.2 million which AGR alleges to be the outstanding amount owed on the Sabu-1 drilling project, and seeking other unspecified damages and relief, including damages for loss of management time and associated expenses, a full indemnity for a claim brought by Jasper against AGR, and interest on any damages awarded.  SCS filed a reply to AGR’s defense on December 3, 2012 and responded by denying AGR’s counterclaim. The parties are now awaiting further instructions from the court, and we anticipate an initial scheduling hearing to occur in May or June of 2013.

As of March 31, 2013 we have paid AGR a total of $107.6 million on a gross basis, or $82.9 million for our 77% share for costs associated with the drilling of the Sabu-1 well. Additionally, $19.2 million remains in an escrow account established to fund the well drilling project. As described above, our claim against AGR seeks recovery of monies paid out as a result of AGR’s mismanagement of the project. In addition to the amounts paid, to comply with relevant accounting rules, we have accrued an additional $21.5 million of costs on a gross basis for costs AGR claims are associated with the drilling of the Sabu-1 well. We have not paid these funds to AGR and dispute AGR’s entitlement to these funds. Additionally, AGR holds $8.8 million on a gross basis of excess materials acquired during the drilling of the Sabu-1 well. We dispute AGR’s entitlement to these assets. Finally, an additional amount of $9.5 million on a gross basis or $7.3 million based on the 77% interest we then held is sought by AGR. Because of our claim, and because we dispute the validity of these charges, we have not accrued for this amount. We have assessed the status of AGR’s claims and have concluded that although an adverse judgment is reasonably possible, it is not probable. As a result, no provision for the $9.5 million has been made in the consolidated financial statements. In our opinion, the outcome of this dispute will not have a material effect on our financial condition and results of operations.

COMMITMENTS AND CONTINGENCIES

Operating Leases

We lease office space under long-term operating leases with varying terms. Most of the operating leases contain renewal and purchase options. We expect that in the normal course of business, the majority of operating leases will be renewed or replaced by other leases.

The following is a schedule by years of minimum future rental payments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of March 31, 2013:

Years ending June 30: (in thousands)
2013	$86
2014	374
2015	256
2016	—
2017	—
Total minimum payments required	$716

Rent expense included in net loss from operations for the three and nine month periods ended March 31, 2013 was $0.1 million and $0.3 million, compared to $0.1 million and $0.3 million for the three and nine month periods ended March 31, 2012.

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

Overview

We are an independent oil and gas exploration company with large prospects in offshore Republic of Guinea (“Guinea”) in Northwest Africa pursuant to rights granted to us by Guinea (the “Concession”) under a Hydrocarbon Production Sharing Contract, as amended (“PSC”).  After having sold a 40% gross interest in the Concession to Tullow Guinea Ltd. (“Tullow”) during the second quarter of fiscal 2013, we now hold a 37% participating interest. Dana Petroleum, PLC (“Dana”), which is a subsidiary of the Korean National Oil Corporation, holds the remaining 23% interest in the Concession. Tullow became the Operator of the Concession on April 1, 2013. Tullow has agreed to use reasonable endeavors to provide for the commencement of drilling of an exploration well not later than April 1, 2014.

We have conducted 2-dimensional (“2D”) and 3-dimensional (“3D”) surveys of a portion of the Concession. In February 2012 we completed the drilling of the Sabu-1 well which we concluded was non-commercial. The acquisition phase of the most recent 3D seismic survey covering approximately 4,000 square kilometers in the deeper water portion of the Concession was completed by the CGG Veritas Ocean Endeavor in January 2012. Processing of the most recent 3D data set is in progress. We received the initial products from the prestack time migration in January 2013. Completion of this processing is expected near mid-calendar year. The cost for acquiring the survey, processing and other services is expected to total approximately $28.0 million gross. Of these estimated costs, we have incurred approximately $27.7 million on a gross basis as of March 31, 2013.

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

Results of Operations

Based on the factors discussed below the net loss attributable to common shareholders for the three months ended March 31, 2013 decreased $124,400,000, or 98%, to a net loss of $2,798,000, or $0.02 per share, from a net loss of $127,198,000, or $0.78 per share for the three months ended March 31, 2012. Net loss attributable to common shareholders for the nine months ended March 31, 2013 decreased $123,846,000, or 90%, to a net loss of $14,052,000, or $0.08 per share, from a net loss of $137,898,000, or $0.87 per share for the nine months ended March 31, 2012.

Three months ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Revenues.  There were no revenues for the three months ended March 31, 2013 and 2012.

Depreciation. Depreciation on property and equipment decreased 34%, or $78,000 from the fiscal 2012 period to the fiscal 2013 period. Depreciation expense was $152,000 and $230,000 in the three months ended March 31, 2013 and 2012, respectively. The decrease is primarily attributed to assets used in the prior period relating to drilling operations being fully depreciated or sold in the current period.

General, Administrative and Other Operating Expenses. Our general, administrative and other operating expenses were $2,650,000 and $4,893,000 for the three months ended March 31, 2013 and 2012, respectively. This represents a decrease of 46% or, $2,243,000 from the fiscal 2012 period to the fiscal 2013 period. Of this decrease, $944,000 is attributable to a decrease in non-cash stock compensation from $1,093,000 in the three months ended March 31, 2012 to $149,000 in the three months ended March 31, 2013. The $1,299,000 decrease in cash expense was primarily attributable to a decrease in costs associated with prospective oil and gas investment opportunities of approximately $809,000. Additionally, there was an increase in foreign currency transaction gains from current operations in the current period of approximately $435,000. Our foreign currency transaction gains are the result of a large balance in accounts payable denominated in foreign currency, primarily associated with our drilling contract with AGR, for which payment has been frozen pending the resolution of our legal dispute with AGR. The current period gains are the result of a weakening of the British Pound and the Euro against the US Dollar.

Amortization of Costs. We fully amortized our proved oil and gas properties of $112,145,000 and wrote off a prospective investment deposit of $10,000,000 during the three months ended March 31, 2012.

Other Income (Expense). Other income (expense) totaled income of $4,000 and $70,000 for the three months ended March 31, 2013 and 2012, respectively. The decrease in the current period is primarily the result of the recognition of a realized gain on the sale of available-for-sale securities during the third quarter of fiscal 2012.

Loss from Continuing Operations. Primarily as a result of the full amortization of proved oil and gas properties and the write off of the prospective investment deposit discussed above, which together total $122,145,000, our loss from operations decreased by $124,400,000, from $127,198,000 in the three months ended March 31, 2012 to $2,798,000 for the three months ended March 31, 2013.

Nine months ended March 31, 2013 Compared to Nine Months Ended March 31, 2012

Revenues.  There were no revenues for the nine months ended March 31, 2013 and 2012.

Depreciation.  Depreciation on property and equipment decreased 21%, or $139,000 from the fiscal 2012 period to the fiscal 2013 period. Depreciation expense was $511,000 and $650,000 in the nine months ended March 31, 2013 and 2012, respectively. The decrease is primarily attributed to assets used in the prior period relating to drilling operations being fully depreciated or sold in the current period.

General, Administrative and Other Operating Expenses. Our general, administrative and other operating expenses were $13,110,000 and $14,971,000 for the nine months ended March 31, 2013 and 2012, respectively. This represents a decrease of 12%, or $1,861,000 from the fiscal 2012 period to the fiscal 2013 period. Of this decrease, $1,425,000 is attributable to a decrease in non-cash stock compensation from $3,682,000 in the nine months ended March 31, 2012 to $2,257,000 in the nine months ended March 31, 2013. The $436,000 decrease in cash expense was primarily attributable to a decrease in costs associated with prospective oil and gas investment opportunities of approximately $3,325,000.  This was offset by an increase in employee related costs of $1,901,000, which is primarily the result of severance costs associated with staff reductions. Additionally, there was an increase in legal and accounting fees of approximately $1,086,000.

Amortization of Costs. We fully amortized our proved oil and gas properties of $112,145,000 and wrote off a prospective investment deposit of $10,000,000 during the nine months ended March 31, 2012. We amortized an additional $441,000 of proved oil and gas properties during the nine months ended March 31, 2013. These are additional costs recognized during the nine months ended March 31, 2013 associated with the non-commercial Sabu-1 well. As required by the Full-Cost Accounting rules, we evaluated and moved these costs to proved properties and then fully amortized them through our Full-Cost Ceiling Test.

Other Income (Expense). Other income (expense) totaled income of $10,000 and expense of ($132,000) for the nine months ended March 31, 2013 and 2012, respectively. The decrease in the current period is primarily the result of the recognition of an other than temporary impairment on available-for-sale securities during the nine months ended March 31, 2012 in the amount of $472,000. This was partially offset by a realized gain on the sale of available-for-sale securities during the nine months ended March 31, 2012 and a decline in interest income attributed to interest income on available-for-sale securities held during the nine months ended March 31, 2012 which were sold during the third quarter of fiscal 2012.

Loss from Continuing Operations. Primarily as a result of the full amortization of proved oil and gas properties and the write off of the prospective investment deposit discussed above, which together total $122,145,000, our loss from operations decreased by

$123,846,000, from $137,898,000 in the nine months ended March 31, 2012 to $14,052,000 for the nine months ended March 31, 2013.

Liquidity and Capital Resources

On March 31, 2013, we had $41.6 million in cash, $5.1 million in available-for-sale securities and $19.2 million in restricted cash, which is held in escrow in connection with our drilling contract with AGR. We had $24.4 million in liabilities, which are comprised of current liabilities of $24.3 million and noncurrent liabilities of $0.1 million. We plan to use our existing cash to fund our general corporate needs and our expenditures associated with the Concession, including our share of future capital expenditures that are not paid by Tullow on our behalf. We have no other material commitments.

We entered into an Agreement for the Supply of Marine Seismic Data with CGG Veritas.  The cost for acquiring the survey, processing and other services is expected to total approximately $28.0 million gross, of which $0.6 million remains unpaid on a gross basis as of March 31, 2013, or $0.2 million net based upon our 37% share.

The cost incurred on the Sabu-1 well was $126.4 million, or $97.4 million for the 77% interest we then held. We have paid approximately $113.6 million of the well costs on a gross basis, or approximately $87.5 million based on the 77% interest we then held. We have filed suit against AGR following unsuccessful negotiations to address the cost overruns associated with the Sabu-1 well. Payment of the remaining drilling costs is pending resolution of this dispute.  AGR filed a countersuit on October 1, 2012 in which AGR has made claims for additional cost of $9.5 million on a gross basis or $7.3 million based on the 77% interest we then held, which we dispute and have excluded from cost incurred to date. Additionally, AGR holds $8.8 million on a gross basis of excess materials acquired during the drilling of the Sabu-1 well. We dispute AGR’s entitlement to these assets. Resolution of this dispute may result is the recovery of a portion of the costs incurred to date; however, it is possible that the resolution of this dispute may result in additional liability associated with disputed costs.

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

Our ability to drill additional wells will depend on obtaining additional capital through sales of additional interests in the Concession, equity or debt financings, or through other means.  If we farm-out additional interests in the Concession, our percentage will decrease.  Although we have been successful in raising capital and in entering into key participation arrangements with Dana and Tullow, we have no firm commitments for additional capital resources.  The terms of any such arrangements, if made, are unknown, and may not be advantageous.

We have made adjustments to our overhead costs and, having transferred operatorship to Tullow on April 1, 2013, we expect to continue to make appropriate adjustments to overhead. Overhead adjustments made to date include Houston office staff reductions and the closures of our London and Guinea offices.

We are currently involved in various legal proceedings. We are unable to predict the outcome of such matters; however, an adverse development could have an impact on liquidity.

Net cash used in operating activities for continuing operations for the nine months ended March 31, 2013 was $11,203,000 compared to $5,742,000 for the nine months ended March 31, 2012. The increase in cash used in operating activities was largely attributable to changes in working capital for the nine months ended March 31, 2013. Cash provided by investing activities for continuing operations for the nine months ended March 31, 2013 was $15,311,000 compared to cash used of $58,731,000 in the nine months ended March

31, 2012. This change was primarily due to a decrease in expenditures associated with the drilling of our first well, combined with the receipt of $23,872,000 in net proceeds from the sale of an interest in the Concession to Tullow in the current period. Additionally, there was a decrease in cash used for a prospective investment from $10,000,000 in the nine months ended March 31, 2012 to zero in the nine months ended March 31, 2013. These factors were offset by the proceeds from the sale of short term investments in the prior period. Net cash provided by financing activities for the nine months ended March 31, 2013 of $372,000 compared to $28,781,000 during the nine months ended March 31, 2012. This decrease is primarily due to proceeds from the issuance of common stock in the prior period of $28.2 million, while there were no such issuances in the current period.

Capital Expenditures

During the first nine months of fiscal 2013, $3,520,000 was expended on oil and gas properties, while $49,000 was provided from sales of property plant and equipment net of related expenditures. This is compared to $100,968,000 and $1,040,000 spent in the same period of fiscal 2012 on oil and gas properties and property, plant and equipment respectively.  Fiscal 2012 expenditures mostly pertained to costs associated with our drilling activity which commenced in October 2011 and the acquisition of our most recent 3-D survey which commenced in November 2011, while fiscal 2013 expenditures primarily related to the processing of our most recent 3-D seismic data on our Concession.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our functional currency is the US dollar. We had, prior to their closures, some foreign currency exchange rate risk resulting from our in-country offices in Guinea and the United Kingdom, and from certain costs in our drilling program. US dollars are accepted in Guinea and many of our purchases and purchase obligations, such as our office lease in Guinea, were denominated in US dollars. However, our costs for labor, supplies and fuel could have increased if the Guinea Franc, the Euro, or the Pound Sterling significantly appreciated against the US dollar. We did not hedge the exposure to currency rate changes. We do not believe our exposure to market risk to be material.

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

We have been implementing and will aggressively continue to implement changes that are both organizational and process-focused to improve the control environment. We anticipate the actions to be taken, and resulting process improvements, to generally strengthen our internal control over financial reporting, as well as our disclosure controls and procedure and over time, will address the material weakness noted as of June 30, 2012.  These remedial measures were considered changes to our internal control environment which had a material effect on internal control over financial reporting. We will not be able to conclude that the material weakness has been eliminated until the completion of the June 30, 2013 income tax provision and related disclosures. As a result, we have concluded that our controls and procedures in the area of income taxes were not effective as of March 31, 2013.

Our management, including the CEO and CFO, identified no change in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting other than the changes resulting from the income tax remediation activities described above.

Part II Other Information

Item 1. Legal Proceedings.

From time to time, we and our subsidiaries are involved in business disputes. We are unable to predict the outcome of such matters when they arise. Currently pending proceedings, in our opinion, will not have a material adverse effect upon our consolidated financial statements. The following are the only litigation matters with material developments during the three month period ended March 31, 2013.

Shareholder Lawsuits

On April 2, 2012, a lawsuit styled as a class action was filed in the U.S. District Court for the Southern District of Texas against us and our chief executive officer alleging that we made false and misleading statements that artificially inflated our stock prices. The lawsuit alleges, among other things, that we misrepresented the prospects and progress of our drilling operations, including our drilling of the Sabu-1 well and plans to drill the Baraka-1 well off the coast of the Republic of Guinea.  The lawsuit seeks damages based on Sections 10(b) and 20 of the Securities Exchange Act of 1934, although the specific amount of damages is not specified.  On June 1 and June 4, 2012, a number of parties made application to the Court to be appointed as lead plaintiff, and a lead plaintiff was appointed by the Court.  However, on April 22, 2013, the lead plaintiff appointed by the Court filed a motion to withdraw as lead plaintiff.  That motion has not yet been acted upon, and at this time no schedule for moving forward in the matter has been established by the Court.

On April 5, 2012, a purported derivative action was filed in the District Court of Harris County, Texas, against all of our directors.  The petition alleges that the directors breached their fiduciary duties in connection with positive statements about our drilling operations and the Guinea Concession and disclosures related to material weaknesses that we identified in our financial controls.  The plaintiff seeks unspecified damages against our directors including restitution and disgorgement of profits and advances based on asserted causes of action for breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets.  On July 12, 2012, we and our directors filed special exceptions to the derivative lawsuit on the basis that the plaintiff failed to plead demand futility.  The plaintiff did not make a demand on our Board of Directors prior to filing the derivative suit; therefore the lawsuit would be subject to dismissal unless the plaintiffs’ pleadings sufficiently demonstrated that demand would be futile. In response, the plaintiff amended his petition on August 13, 2012. On September 21, 2012, we and our directors renewed our special exceptions to the plaintiff’s amended petition, and our motion was granted at a hearing before the court.  The court allowed plaintiff another opportunity to plead his case, and plaintiff was allowed until April 26, 2013 to file an amended petition.  However, on April 25, 2013, plaintiff filed a motion to voluntarily dismiss his lawsuit without prejudice.

Item 1A. Risk Factors

During the nine months ended March 31, 2013, we sold an interest in the Concession. The following risk factors are provided to reflect that material development and modify the risk factors previously disclosed under Item 1A. of our Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

The recent sale of part of our interest in the Concession offshore Guinea improved our liquidity and financial condition, but our capital resources continue to be limited.  Our liquidity will be strained if drilling cost estimates are exceeded, and we may need new funding for additional exploration in the Concession, the availability of which is unknown.

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

Additional exploration activity in the Concession, including additional seismic surveys or the drilling of additional exploration wells, would likely require that we obtain additional funding to pay for our share of such costs.  We may seek such funding through additional sales of interest in the Concession, from equity or debt financings, or through other means.  We have no commitments for additional funding, and if obtained, the terms may not be advantageous to us.

As a result of our recent sale, we do not own a majority interest in the Concession, and we are not the Operator. We have significantly less influence regarding the timing of exploration and development activities, associated budgets and costs, and other operational decisions.

As a result of the sale to Tullow in December 2012, our interest in the Concession was reduced from 77% to 37%.  The transfer of operatorship to Tullow was completed in April 2013.  The Joint Operating Agreement (JOA) that governs the Concession provides significant authority to the Operator.  The JOA also requires certain actions to be approved by at least 67% of the interests.  In the future, we will have less ability to influence operations, including the timing of exploration and development activities, the amount of capital expenditures, and other material operating decisions.  The reduced ability to influence operations may cause a material adverse effect on our financial condition and results of operations.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(A) Exhibit Number	Description

3.1.1	Certificate of Incorporation (1)

3.1.2	Certificate of Amendment of Certificate of Incorporation, dated January 21, 1997 (1)

3.1.3	Certificate of Amendment of Certificate of Incorporation, dated September 20, 1999 (1)

3.1.4	Certificate of Amendment of Certificate of Incorporation, dated December 22, 2003 (1)

3.1.5	Certificate of Amendment of Certificate of Incorporation, dated March 11, 2011 (2)

3.1.6	Series B Certificate of Designation (4)

3.2	Amended and Restated By-laws (16)

4.1	Form of Common Stock Certificate (3)

4.2	Form of Common Stock Purchase Warrant issued to investors on February 2, 2012 (19)

10.1	Hydrocarbon Production Sharing Contract (PSA) between SCS Corporation and the Republic of Guinea, dated September 22, 2006 (5)

10.2	Amendment No. 1 to the Hydrocarbons Production Sharing Contract between SCS Corporation and the Republic of Guinea, dated March 25, 2010 (8)

10.3*	Amended and Restated Employment Agreement between Hyperdynamics and Ray Leonard, effective as of July 23, 2012 (6)

10.4	Sale and Purchase Agreement between Hyperdynamics Corporation and Dana Petroleum (E&P) Limited, effective as of December 4, 2009 (9)

10.5	Operating Agreement between SCS Corporation and Dana Petroleum (E&P) Limited, dated January 28, 2010 (13)

10.6	Lease Agreement between Hyperdynamics Corporation and Parkway Properties LP, dated December 29, 2009 (14)

10.7*	2010 Equity Incentive Plan as amended (11)

10.8*	Form of Incentive Stock Option Agreement (7)

10.9*	Form of Non-Qualified Stock Option Agreement (7)

10.10*	Form of Restricted Stock Agreement (7)

10.11	Contract Number: AGR/C105/10 between SCS Corporation and AGR Peak Well Management Limited for Provision of Well Construction Management Services, including LOGIC General Conditions as Appendix I (10)

10.12	Employment Agreement between Hyperdynamics and Paul C. Reinbolt effective August 8, 2011 (17)

10.13	Agreement for the Supply of Marine Seismic Data Application and Processing Services, dated September 20, 2011 between SCS Corporation and CGG Veritas Services SA (18)

10.14	Form of Securities Purchase Agreement, dated January 30, 2012, between Hyperdynamics Corporation and investors in the offering (19)

10.15	Placement Agency Agreement, dated January 30, 2012, by and between Hyperdynamics Corporation and Rodman &

Renshaw, LLC (19)

10.16	Purchase and Sale Agreement between SCS Corporation Ltd. and Tullow Guinea Ltd., dated November 20, 2012. (12)

10.17

Joint Operating Agreement Novation and Amendment Agreement relating to the Operating Agreement for the Hydrocarbon Production Sharing Contract, offshore Guinea, between SCS Corporation Ltd., Dana Petroleum E&P Limited, and Tullow Guinea Ltd. dated December 31, 2012. (15)

10.18	Parent Company Guarantee between Tullow Oil plc and SCS Corporation Ltd., dated December 31, 2012 (15)

14.1	Code of Ethics (1)

21.1	Subsidiaries of the Registrant (6)

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

101.INS	XBRL Instance Document (20)

101.SCH	XBRL Taxonomy Extension Schema Document (20)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (20)

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document (20)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (20)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (20)

*	Management contracts or compensatory plans or arrangements.
**	Filed herewith.
(1)	Incorporated by reference to Form 10-KSB/A filed May 16, 2005.
(2)	Incorporated by reference to Schedule 14A filed January 11, 2011 and filed herewith.
(3)	Incorporated by reference to Form S-1 filed January 12, 2006, as amended.
(4)	Incorporated by reference to Form 8-K filed June 15, 2001.
(5)	Incorporated by reference to Form 8-K filed September 28, 2006.
(6)	Incorporated by reference to Form 10-K filed on September 12, 2012.
(7)	Incorporated by reference to Form S-8 filed June 14, 2010.
(8)	Incorporated by reference to Form 8-K, dated March 31, 2010.
(9)	Incorporated by reference to Form 8-K, filed December 7, 2009.
(10)	Incorporated by reference to Form 8-K filed December 6, 2010.
(11)	Incorporated by reference to Form 8-K filed November 6, 2012.
(12)	Incorporated by reference to Form 8-K filed November 21, 2012.
(13)	Incorporated by reference to Form 8-K, dated January 29, 2010.
(14)	Incorporated by reference to Form 8-K, dated January 6, 2010.
(15)	Incorporated by reference to Form 8-K filed January 7, 2013.
(16)	Incorporated by reference to Form 8-K filed on December 28, 2011.
(17)	Incorporated by reference to Form 8-K filed on July 8, 2011.
(18)	Incorporated by reference to Form 8-K filed on September 23, 2011
(19)	Incorporated by reference to Form 8-K filed on February 1, 2012.

(20)

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

Hyperdynamics Corporation
(Registrant)

By:	/s/ Ray Leonard
Ray Leonard
Chief Executive Officer

Dated: May 8, 2013

By:	/s/ Paul Reinbolt
Paul Reinbolt
Chief Financial Officer

Dated: May 8, 2013

By:	/s/ David Wesson
David Wesson
Principal Accounting Officer

Dated: May 8, 2013

Exhibit Index

Exhibit Number	Description

3.1.1	Certificate of Incorporation (1)

3.1.2	Certificate of Amendment of Certificate of Incorporation, dated January 21, 1997 (1)

3.1.3	Certificate of Amendment of Certificate of Incorporation, dated September 20, 1999 (1)

3.1.4	Certificate of Amendment of Certificate of Incorporation, dated December 22, 2003 (1)

3.1.5	Certificate of Amendment of Certificate of Incorporation, dated March 11, 2011 (2)

3.1.6	Series B Certificate of Designation (4)

3.2	Amended and Restated By-laws (16)

4.1	Form of Common Stock Certificate (3)

4.2	Form of Common Stock Purchase Warrant issued to investors on February 2, 2012 (19)

10.1	Hydrocarbon Production Sharing Contract (PSA) between SCS Corporation and the Republic of Guinea, dated September 22, 2006 (5)

10.2	Amendment No. 1 to the Hydrocarbons Production Sharing Contract between SCS Corporation and the Republic of Guinea, dated March 25, 2010 (8)

10.3*	Amended and Restated Employment Agreement between Hyperdynamics and Ray Leonard, effective as of July 23, 2012 (6)

10.4	Sale and Purchase Agreement between Hyperdynamics Corporation and Dana Petroleum (E&P) Limited, effective as of December 4, 2009 (9)

10.5	Operating Agreement between SCS Corporation and Dana Petroleum (E&P) Limited, dated January 28, 2010 (13)

10.6	Lease Agreement between Hyperdynamics Corporation and Parkway Properties LP, dated December 29, 2009 (14)

10. 7*	2010 Equity Incentive Plan as amended (11)

10. 8*	Form of Incentive Stock Option Agreement (7)

10. 9*	Form of Non-Qualified Stock Option Agreement (7)

10.10*	Form of Restricted Stock Agreement (7)

10.11	Contract Number: AGR/C105/10 between SCS Corporation and AGR Peak Well Management Limited for Provision of Well Construction Management Services, including LOGIC General Conditions as Appendix I (10)

10.12	Employment Agreement between Hyperdynamics and Paul C. Reinbolt effective August 8, 2011 (17)

10.13	Agreement for the Supply of Marine Seismic Data Application and Processing Services, dated September 20, 2011 between SCS Corporation and CGG Veritas Services SA (18)

10.14	Form of Securities Purchase Agreement, dated January 30, 2012, between Hyperdynamics Corporation and investors in the offering (19)

10.15	Placement Agency Agreement, dated January 30, 2012, by and between Hyperdynamics Corporation and Rodman & Renshaw, LLC (19)

10.16	Purchase and Sale Agreement between SCS Corporation Ltd. and Tullow Guinea Ltd., dated November 20, 2012. (12)

10.17

Joint Operating Agreement Novation and Amendment Agreement relating to the Operating Agreement for the Hydrocarbon Production Sharing Contract, offshore Guinea, between SCS Corporation Ltd., Dana Petroleum E&P Limited, and Tullow Guinea Ltd. dated December 31, 2012. (15)

10.18	Parent Company Guarantee between Tullow Oil plc and SCS Corporation Ltd., dated December 31, 2012 (15)

14.1	Code of Ethics (1)

21.1	Subsidiaries of the Registrant (6)

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

101.INS	XBRL Instance Document (20)

101.SCH	XBRL Taxonomy Extension Schema Document (20)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (20)

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document (20)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (20)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (20)

*	Management contracts or compensatory plans or arrangements.
**	Filed herewith.
(1)	Incorporated by reference to Form 10-KSB/A filed May 16, 2005.
(2)	Incorporated by reference to Schedule 14A filed January 11, 2011 and filed herewith.
(3)	Incorporated by reference to Form S-1 filed January 12, 2006, as amended.
(4)	Incorporated by reference to Form 8-K filed June 15, 2001.
(5)	Incorporated by reference to Form 8-K filed September 28, 2006.
(6)	Incorporated by reference to Form 10-K filed on September 12, 2012.
(7)	Incorporated by reference to Form S-8 filed June 14, 2010.
(8)	Incorporated by reference to Form 8-K, dated March 31, 2010.
(9)	Incorporated by reference to Form 8-K, filed December 7, 2009.
(10)	Incorporated by reference to Form 8-K filed December 6, 2010.
(11)	Incorporated by reference to Form 8-K filed November 6, 2012.
(12)	Incorporated by reference to Form 8-K filed November 21, 2012.
(13)	Incorporated by reference to Form 8-K, dated January 29, 2010.
(14)	Incorporated by reference to Form 8-K, dated January 6, 2010.
(15)	Incorporated by reference to Form 8-K filed January 7, 2013.
(16)	Incorporated by reference to Form 8-K filed on December 28, 2011.
(17)	Incorporated by reference to Form 8-K filed on July 8, 2011.
(18)	Incorporated by reference to Form 8-K filed on September 23, 2011
(19)	Incorporated by reference to Form 8-K filed on February 1, 2012.
(20)	Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, and is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended and otherwise is not subject to liability under these sections.