Form 10-K
period 2013-06-30
HYPERDYNAMICS CORP
filed 2013-09-11
CIK 937136

Use these links to rapidly review the document

HYPERDYNAMICS CORPORATION Index to Financial Statements TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2013
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

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act) ☐ Yes    ☒ No

        As of December 31, 2012, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $100,605,139 based on the closing sale price as reported on the NYSE. We had 20,047,478 shares of common stock outstanding on September 5, 2013.

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

Item 1.    Business

Overview

        We are an independent oil and gas exploration company with large prospects in offshore Republic of Guinea in Northwest Africa pursuant to rights granted to us by the government of Guinea (the "Concession") under a Hydrocarbon Production Sharing Contract, as amended ("PSC"). We sold a 40% gross interest in the Concession to Tullow Guinea Ltd. ("Tullow") in December 2012, and we now hold a 37% participating interest. Dana Petroleum, PLC ("Dana"), a subsidiary of the Korean National Oil Corporation, holds the remaining 23% interest in the Concession. Tullow became the Operator of the Concession on April 1, 2013. We refer to Tullow, Dana and us in the Concession as the "Consortium".

        Since the grant of the Concession in 2006, one well has been drilled and it was non-commercial. The Consortium plans to commence drilling a deepwater exploration well in the first quarter of calendar 2014.

        We have conducted 2-dimensional ("2D") and 3-dimensional ("3D") surveys of a portion of the Concession. The acquisition phase of the most recent 3D seismic survey covering approximately 4,000 square kilometers in the deeper water portion of the Concession was completed by the CGG Veritas Ocean Endeavor in January 2012 and processing is near completion. The initial products from the prestack time migration was received in January 2013. The cost for acquiring the survey, processing and other services is expected to total approximately $27.7 million gross. Of these estimated costs, the Consortium has incurred approximately $27.5 million on a gross basis as of June 30, 2013.

        Our primary focus is the advancement of exploration work in Guinea. We also plan to continue to evaluate and consider other global oil and gas opportunities. We have no source of operating revenue, and there is no assurance when we will, if ever. We have no operating cash flows, and we will require substantial additional funds, through additional participants, securities offerings, or through other means, to fulfill our business plans.

        Our executive offices are located at 12012 Wickchester Lane, Suite 475, Houston, Texas 77079, and our telephone number is (713) 353-9400.

OPERATIONS OFFSHORE GUINEA

The PSC

        We have been conducting exploration work related to offshore Guinea since 2002. On September 22, 2006, we, acting through our wholly owned subsidiary, SCS Corporation Ltd ("SCS"), entered into the PSC with Guinea. Under that agreement, we were granted certain exclusive contractual rights by Guinea to explore and exploit offshore oil and gas reserves, if any, off the coast of Guinea. We refer to the rights to the offshore area subject to the Concession as the "Contract Area."

        On March 25, 2010, we entered into Amendment No. 1 to the PSC with Guinea (the "PSC Amendment"). In May 2010, the government of Guinea issued a Presidential Decree approving the PSC, as amended by the PSC Amendment. The PSC Amendment clarified that we retained a Contract Area of approximately 25,000 square kilometers, which is approximately equivalent to 9,650 square miles or 30% of the original Contract Area under the PSC. The PSC Amendment requires that an additional 25% of the retained Contract Area be relinquished by September 21, 2013. Under the terms of the PSC Amendment, the first exploration period ended and the second exploration period began on September 21, 2010. The second exploration period runs until September 2013, may be renewed to September 2016 and may be extended for one additional year to allow the completion of a well in process and for two additional years to allow the completion of the appraisal of any discovery made. The Consortium sent a notice to the Government of Guinea to renew the second exploration period to September 2016. The notice included the coordinates of the area to be relinquished.

        The PSC Amendment required the drilling of an exploration well, which had to be commenced by year-end 2011, and drilled to a minimum depth of 2,500 meters below seabed. This requirement was satisfied with the drilling of the Sabu-1 well which was commenced during October of 2011 and reached the minimum depth of 2,500 meters below the seabed in February of 2012. It also required the acquisition of at least 2,000 square kilometers of 3D seismic data which was satisfied by the 3,600 square kilometer seismic acquisition in 2010-2011. To satisfy the September 2013-2016 work requirement, the Consortium is required to commence drilling of an additional exploration well by the end of September 2016, to a minimum depth of 2,500 meters below seabed. The PSC Amendment requires the expenditure of $15 million on each of the exploration wells ($30 million in the aggregate). Greater than $15 million was spent on the first exploration well, and it is expected the cost of the next exploration well will be significantly greater than $15 million.

        Fulfillment of work obligations exempts us from expenditure obligations, and exploration work in excess of minimum work obligations for each exploration period may be carried forward to the following exploration period.

        Under the PSC Amendment, Guinea may participate in development of any discovery at a participating interest of up to 15% of costs being carried for its share. The cost of that carry is to be recovered out of 62.5% of Guinea's share of cost and profit oil. The PSC Amendment removed the right of first refusal covering the relinquished acreage under the original PSC. The PSC Amendment clarified that only those eligible expenditures, which were made following the date the PSC was signed, on September 22, 2006, are eligible for cost recovery. It requires the establishment of an annual training budget of $200,000 for the benefit of Guinea's oil industry personnel, and also obligates the Consortium to pay an annual surface tax of $2.00 per square kilometer on the retained Concession acreage. The PSC Amendment also provides that should the Guinea government note material differences between provisions of the PSC Amendment and international standards or the Petroleum Code, the parties will renegotiate the relevant articles.

        In July of 2013, a proposal was submitted for a Second Amendment to the PSC (the "Second PSC Amendment") to the Government of Guinea formally adding Tullow as a Contractor to the PSC as well as addressing other administrative issues.

Sale of Interest to Dana

        On December 4, 2009, SCS entered into a Sale and Purchase Agreement ("SPA") with Dana for Dana to acquire a 23% gross interest in the PSC. On January 28, 2010, we closed on the transaction with Dana, and we entered into an Assignment of Participating Interest (the "Assignment"), a Deed of Assignment and Joint Operating Agreement ("JOA"). Pursuant to the Assignment, we assigned to Dana an undivided 23% of our participating interest in the contractual interests, rights, obligations and duties under the PSC. As required by the PSC, the Deed of Assignment was delivered as the necessary notice of the Assignment to be given to the Guinean government. In May 2010, we received an administrative order from the Ministry of Mines and Geology of Guinea, referred to as an arrêté, confirming the Guinea government's approval of the assignment of a 23% participating interest in the PSC to Dana.

Sale of Interest to Tullow

        On December 31, 2012, our wholly owned subsidiary, SCS, closed a sale to Tullow of a 40% gross interest in the Concession. As consideration, SCS received $27 million from Tullow as reimbursement of past costs of SCS in the Concession and, as additional consideration, Tullow agreed to: (i) pay SCS's participating interest share of future costs associated with the drilling of an exploration well in at least 2,000 meters of water in the deep water fan area of the Concession, up to a gross expenditure cap of $100 million; and (ii) pay SCS's share of costs associated with an appraisal well of the initial exploration well, if drilled, subject to a gross expenditure cap on the appraisal well of $100 million. Tullow is obligated to pay its 40% participating interest share of costs associated with the Concession as of November 20, 2012, the date of execution of the purchase and sale agreement. Tullow will begin to pay SCS's costs attributable to the Concession at the earlier of (i) the commencement of the next exploration period, September 21, 2013, or (ii) should a decision be made to begin spending on an exploration well prior to committing to the next exploration period, the date of such spending. Tullow will continue to pay SCS's costs, subject to the gross expenditure cap of $100 million, until 90 days following the date on which the rig contracted to drill the exploration well moves off the well location. Tullow agreed to use reasonable endeavors to provide for the commencement of drilling of the exploration well not later than April 1, 2014. The $27 million payment was received by us on December 31, 2012 and was recorded as a reduction in unproved oil and gas properties, net of transaction costs of approximately $3.3 million.

        In connection with the transaction, SCS, Tullow and Dana entered into a Joint Operating Agreement Novation and Amendment Agreement reflecting that as a result of the sale to Tullow, the interests in the Concession are SCS 37%, Dana 23%, and Tullow 40%. The Amendment also provides for Tullow to be bound by the PSC and the Joint Operating Agreement previously entered into between SCS and Dana, and for Tullow to assume all the respective liabilities and obligations of SCS in respect of the assigned 40% interest. SCS and Tullow executed a Deed of Assignment. The Assignment was approved by Guinea's Ministry of Mines and Geology by issuing an Arrêté on December 27, 2012 which formally authorized our assignment of a participating interest to Tullow. SCS, Dana and Tullow elected Tullow as the Operator of the Concession beginning April 1, 2013.

Exploration Strategies and Work to Date

        Our business plan incorporates a multi-channel approach to exploring and developing our Contract Area under the PSC. We plan to continue to develop and evaluate drilling targets and complete technical work and planning with Tullow and Dana. We have completed the acquisition phase of the most recent 3D seismic survey covering approximately 4,000 square kilometers on our Contract Area. Processing of the most recent 3D data set is near completion. This most recent 3D survey allows us to study Upper Cretaceous submarine fan structures along the Transform Margin trend of Guinea.

        From the inception of our involvement in Guinea beginning in 2002 through June 2009, we accomplished exploration work, including:

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

        Since July 2009, we have accomplished critical exploration work, including:

  •
  an oil seep study performed by TDI Brooks;

  •
  a 10,400 kilometer 2D seismic data shoot, the processing of the seismic data acquired, and the evaluation of that data;

  •
  a 3,635 square kilometer 3D seismic data shoot covering the shallower-water portion of the deep water area, and the processing of the seismic data acquired, and the evaluation of that data;

  •
  completion of the drilling of the Sabu-1, an exploratory well, and evaluation of associated core and fluid samples; and

  •
  a 4,000 square kilometer 3D seismic data shoot primarily covering the deeper water area, and the continuing processing and evaluation of the seismic data acquired.

CGG Veritas

        The acquisition phase of the most recent 3D seismic survey covering approximately 4,000 square kilometers in the deeper water portion of the Concession (referred to as Survey C) was completed by the CGG Veritas Ocean Endeavor in January 2012. Processing of the most recent 3D data set is near completion. The cost for acquiring the survey, processing and other services is expected to total approximately $27.7 million gross. Of these estimated costs, the Consortium has incurred approximately $27.5 million on a gross basis as of June 30, 2013.

AGR Peak Well Management Limited

        We contracted with AGR Peak Well Management Limited ("AGR") to manage our exploration drilling project in offshore Republic of Guinea and to handle well construction project management services, logistics, tendering and contracting for materials as well as overall management responsibilities for the drilling program. The Sabu-1 well was drilled under this contract. The cost incurred on the Sabu-1 well was significantly higher than expected. On June 21, 2012, our wholly-owned subsidiary, SCS, filed suit against AGR following unsuccessful negotiations to address project management that led to cost overruns associated with the Sabu-1 well.

DESCRIPTION OF OIL AND GAS PROPERTIES

        The Contract Area is located in the Transform Margin play, offshore Guinea. The Consortium has the exclusive exploration and production rights to explore and develop approximately 25,000 square kilometers in offshore Guinea (see map below) under the Concession. We have satisfied all requirements of the current exploration period, which runs until September 2013 under the Concession. The Consortium sent notice to the Government of Guinea of our intention to renew the second exploration period to September 2016 and the coordinates of the area to be relinquished as required under the PSC. The second exploration period may be extended for one additional year beyond 2016 to allow the completion of a well in process and for two additional years to allow the completion of the appraisal of any discovery made. Additionally, to satisfy the September 2013-2016 work requirement, an additional exploration well is required to be drilled, which is to be commenced by the end of September 2016, to a minimum depth of 2,500 meters below seabed. The Consortium plans to commence the drilling of a deepwater exploration well during the first quarter of calendar 2014, which would satisfy the requirement to drill in the second exploration period. Tullow has agreed to pay SCS's participating interest share of future costs associated with the drilling of this well, up to a gross expenditure cap of $100 million. Additionally, Tullow has agreed to pay SCS's participating interest share of future costs associated with the drilling of an appraisal of the initial exploration well, if drilled, up to a gross expenditure cap of $100 million. We are responsible for our share of any costs exceeding the gross expenditure cap of $100 million on either well.

        Our prospects are in an underexplored basin among multiple highly prospective trends with multiple play types: Turbidite fans, 4-way closures and Neocomian-age Carbonates.

        Two wells have been drilled in the Contract Area: the GU-2B-1 well (1977) and the Sabu-1 well (2012). The GU-2B-1 well was drilled by another company in 100 meters of water reaching a total depth of 3,353 meters below sea level. Drilling of the Sabu-1 well was finished in February 2012 in 710 meters of water with the Jasper Explorer Drillship reaching a total depth of 3,601 meters below sea level.

        The GU-2B-1 well drilled in 1977 demonstrated good Upper Cretaceous shelf reservoirs and source rock. The oil seep and oil slick evaluation done by us in 2009 indicated a working petroleum system with mature Upper Cretaceous marine source. Well data from the Sabu-1 well also confirmed to us the presence of a working petroleum system. Hydrocarbons in fluid inclusions in the rock drilled in the well demonstrate that the well was part of an oil-migration pathway, and oil and gas shows during drilling of the well indicate the presence of hydrocarbons in the upper Cretaceous section. Our well-log interpretations indicated residual oil (noncommercial oil saturations) in a 400-meter section of the Upper Cretaceous. The fluid sampling of Upper Cretaceous intervals did not find movable oil. We believe the Sabu-1 well was not a commercial success because of the lack of a reservoir seal such as marine shales or reservoir-seal pairs needed for a commercial accumulation.

        The Concession is covered by approximately 18,200 kilometers of 2D seismic acquired by us and 7,635 square kilometers of 3D seismic (with 4,000 square kilometers acquired during fiscal 2012 in the deepwater portion of the block). The most recent 3D seismic (Survey C), currently being interpreted, shows thick wedges of sediment that may contain deep water sandstone reservoirs with marine shale seals which can trap significant oil accumulations, similar to recent discoveries by others on trend. We believe the Sabu-1 well results, demonstrating good reservoir and a working petroleum system, reduce the risks associated with the deeper water exploration program and support the possibility of a continuation into Guinea of the oil-prone play along the Equatorial Atlantic margin.

        Multiple discoveries have been made by other companies along the Equatorial Atlantic margin (the Transform Margin play), extending from Ghana to Sierra Leone and now possibly into Guinea. In addition, the Central North Atlantic margin of northwest Africa, located to the north, appears to continue southward into offshore Guinea and the northern portion of the PSC. Current industry interest in the Central North Atlantic margin, indicated by active exploration programs along that margin from Mauritania through Senegal and Guinea Bissau, suggests to us additional exploration potential for the northern portion of the Concession.

        We intend to work with other members of the Consortium to interpret the 3D seismic survey over the deep water fan trend and analyze the Sabu-1 well data to initiate a new drilling program.

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

Employees and Independent Contractors

        As of September 5, 2013, we have 20 full time employees, all of whom are based in the United States. We also use independent contractors from time to time for specific projects. No employees are represented by a union.

Competition

        Many companies and individuals engage in drilling for gas and oil, and there is competition for the most desirable prospects. We expect to encounter intense competition from other companies and other entities in the sale of our oil and gas. We could be competing with numerous oil and gas companies which may have financial resources significantly greater than ours.

Productive Wells and Acreage; Undeveloped Acreage

        We currently do not have any productive oil or gas wells, and we do not have any developed acres (i.e. acres spaced or assignable to productive wells). The following table sets forth undeveloped acreage that we held as of June 30, 2013:

	Undeveloped Acreage(1)(2)
	Gross Acres	Net Acres
Foreign
Offshore Guinea	6,176,000	2,285,120

Total(3)	6,176,000	2,285,120

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

(2)
One square mile equals 640 acres. The Contract Area in the Concession is approximately 25,000 square kilometers, or 9,650 square miles. We have a 37% working interest in the Concession.

(3)
The PSC requires that 25% of the retained Contract Area be relinquished by September 2013. The Consortium sent a notice to the Government of Guinea to renew the second exploration period to September 2016. The notice included the coordinates of the area to be relinquished.

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

        The following table sets forth the results of our drilling activities during the three years ended June 30, 2013:

		Gross Wells			Net Wells
Fiscal Year	Type of Well	Total	Producing	Dry	Total	Producing	Dry
2013	Exploratory—Guinea	—	—	—	—	—	—
	Development—Guinea	—	—	—	—	—	—
2012	Exploratory—Guinea	1	—	1	0.77	—	0.77
	Development—Guinea	—	—	—	—	—	—
2011	Exploratory—Guinea	—	—	—	—	—	—
	Development—Guinea	—	—	—	—	—	—

Geographical Information

        The following table sets out long-lived assets associated with Guinea, including our investment in the Concession offshore Guinea as well as fixed assets:

	June 30, 2013	June 30, 2012	June 30, 2011
Long-lived assets related to Guinea	$21,174,000	$39,617,000	$36,716,000

        The seismic data we collected prior to Tullow becoming Operator and our geological and geophysical work product are maintained in our offices in the United States. The June 30, 2013 amount of $20.2 million is net of $116.8 million of costs which were fully amortized though our Full-Cost Ceiling Test as a result of the Sabu-1 exploratory well being non-commercial. Additionally, the $27.0 million net of transaction costs of approximately $3.3 million received from Tullow in the sale of a 40% participating interest was also recorded as a reduction in our June 30, 2013 carrying value of the Concession.

Cost of Compliance with Environmental Laws

        Environmental laws have not materially hindered nor adversely affected our business. Capital expenditures relating to environmental control facilities have not been prohibitive to our operations. We believe we are in compliance with all applicable environmental laws.

Available Information

        We are currently subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We file periodic reports, proxy materials and other information with the SEC. In addition, we expect to furnish stockholders with annual reports containing audited financial statements certified by our independent registered public accounting firm and interim reports containing unaudited financial information as may be necessary or desirable. We will provide without charge to each person who receives a copy of this report, upon written or oral request, a copy of any information that is incorporated by reference in this report (not including exhibits to the information that is incorporated by reference unless the exhibits are themselves specifically incorporated by reference). Such request should be directed to: Paolo Amoruso, Secretary, Hyperdynamics Corporation, 12012 Wickchester Lane, Suite 475, Houston, Texas 77079, voice: (713) 353-9400, fax: (713) 353-9421. Our website Internet address is www.hyperdynamics.com.

        We provide free of charge on our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable.

        Members of the public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, and Washington, DC 20549. Members of the public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The Internet address of the Commission is www.sec.gov. That website contains reports, proxy and information statements and other information regarding issuers, like Hyperdynamics Corporation, that file electronically with the Commission. Visitors to the Commission's website may access such information by searching the EDGAR database.

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

Risks Relating to Our Business and the Industry in Which We Operate.

Our business is dependent on a single exploration asset.

        The Concession is currently our single exploration asset. We have been conducting exploration work related to offshore Guinea since 2002, including significant seismic data surveys, processing, evaluations and studies, but we have no proved reserves and there is no assurance that our exploration work will result in any discoveries or in any commercial success. The PSC requires the drilling of a minimum of one additional exploration well to a minimum depth of 2,500 meters below the seabed at a minimum cost of $15 million by September 21, 2016. The PSC has other work and additional obligations that need to be performed to maintain compliance with the PSC. Failure to comply could subject us to risk of loss of the Concession. In addition, oil and natural gas operations in Africa may be subject to higher political and security risks than operations in the United States. Any adverse development affecting our operations such as, but not limited to, the drilling and operational hazards described below, could result in damage to, or destruction of, any wells and producing facilities constructed on the Concession as well as damage to life. As the Concession is our only exploration asset, any adverse development affecting it could have a material adverse effect on our financial position and results of operations.

We have no proved reserves and our exploration program may not yield oil in commercial quantities or quality, or at all.

        We have no proved reserves. We have drilled one exploratory well which had non-commercial results. We, and other members of the Consortium, have identified leads based on seismic and geological information that indicate the potential presence of oil. However, the areas to be drilled may not yield oil in commercial quantities or quality, or at all. Even when properly used and interpreted, 2D and 3D seismic data and visualization techniques are only tools used to assist geoscientists in identifying subsurface structures and hydrocarbon indicators and do not enable the interpreter to know whether hydrocarbons are, in fact, present in those structures. Accordingly, we do not know if any of our prospects will contain oil in sufficient quantities or quality to recover drilling and completion costs or to be economically viable. Even if oil is found in commercial quantities, construction costs of oil pipelines or floating production systems, as applicable, and transportation costs may prevent such leads from being economically viable. If these exploration efforts do not prove to be successful, our business, financial condition and results of operations will be materially adversely affected.

The recent sale of part of our interest in the Concession offshore Guinea improved our liquidity and financial condition, but our capital resources continue to be limited. Our liquidity will be strained if drilling cost estimates are exceeded, and we may need new funding for additional exploration in the Concession, the availability of which is unknown.

        We received $27 million in December 2012 at closing of the sale to Tullow of a 40% gross interest in the Concession, which has improved our liquidity and financial condition. In addition, Tullow agreed to make payments for our participating share (37%) of the costs in connection with the drilling of a deep water exploration well and, if drilled, an appraisal well in respect of such deep water exploration well. However, for each well there is a gross expenditure cap of $100 million. Drilling in deep water is expensive, and cost overruns often occur. If costs for the initial deep water well, or the appraisal well (if drilled), are greater than the amount agreed to be paid by Tullow, we will be responsible for these costs. Our current capital resources are limited and may not be sufficient.

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

We will need additional funding to drill additional wells. Efforts to attract commercial partners may not be successful and may not be on terms advantageous to us.

        The December 2012 sale to Tullow improved our cash position and liquidity, and we have adequate funds to conduct our current operations. However, we have no source of operating revenue and our ability to drill additional wells will depend on obtaining additional resources through sales of additional interests in the Concession, equity or debt financings, or through other means. If we seek to sell additional interests in the Concession, we may not be successful in attracting a commercial partner, or the commercial partner may not have the capital resources or other attributes that are deemed desirable by us. If we enter into an arrangement, the terms may not be advantageous to us. Any such arrangement will likely involve the transfer of a negotiated interest in the Concession, which could reduce the potential profitability of our interest in the Concession.

We may not be able to obtain the additional capital necessary to achieve our business plan.

        Our business is capital intensive, and we must invest a significant amount in our activities. We intend to make substantial capital expenditures to find, develop and produce natural gas and oil reserves.

        Additional capital could be obtained from a combination of funding sources. The current potential funding sources and the potential adverse effects attributable thereto, include:

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

        While we believe we have sufficient resources to fund the next exploratory well and working capital for at least the next 12 months, additional capital will likely be required beyond this period. If we do not obtain capital resources in the future it is unlikely that we would be able to continue to pursue exploration offshore Guinea and our financial condition and operations would be adversely affected.

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

        Our business is dependent on retaining the services of a small number of key personnel of the appropriate caliber as the business develops. Our success is, and will continue to be to a significant extent, dependent upon the expertise and experience of the directors, senior management and certain key personnel. While we have entered into contractual arrangements with the aim of securing the services of the key management team, the retention of their services cannot be guaranteed. The loss of key members of our management team or other highly qualified technical professionals could adversely affect our ability to effectively manage our overall operations or successfully execute current or future business strategies. If any member of management or director were to leave our company, it may have a material adverse effect on our business, financial condition, results of operations and/or growth prospects.

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

An inability to resolve the legal dispute with AGR could adversely affect our consolidated results of operations and liquidity.

        Our wholly-owned subsidiary, SCS, has a pending lawsuit against AGR following unsuccessful negotiations to address project management issues that we believe led to the cost overruns associated with the Sabu-1 well. Although management believes this matter will not have a material adverse impact on our consolidated results of operations, the litigation and other claims are subject to inherent uncertainties and management's view of these matters may change in the future. On October 1, 2012, AGR filed a defense denying SCS's allegations and asserting a net counterclaim for $22.2 million which AGR alleges to be the outstanding amount owed on the Sabu-1 drilling project, and seeking other unspecified damages and relief, including damages for loss of management time and associated expenses, a full indemnity for a claim brought by Jasper against AGR, and interest on any damages awarded. SCS filed a reply to AGR's defense on December 3, 2012 and responded by denying AGR's counterclaim. Resolution of this dispute may result in the recovery by us of a portion of the costs incurred to date but an adverse outcome in this dispute may result in significant additional liability and may negatively impact our consolidated results of operations and liquidity.

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

        The site for the exploratory well the Consortium plans to drill in the first quarter of calendar 2014 has not been finalized; however, it has been agreed that the next well will be in deep water. Deepwater drilling generally requires more time and more advanced drilling technologies than exploration in shallower waters, involving a higher risk of equipment failure and usually higher drilling costs. In addition, there may be production risks of which we are currently unaware. If we participate in the development of new subsea infrastructure and use floating production systems to transport oil from producing wells, these operations may require substantial time for installation or encounter mechanical difficulties and equipment failures that could result in significant liabilities, cost overruns or delays. Furthermore, deepwater operations generally, and operations in West Africa in particular, lack the physical oilfield service infrastructure present in other regions. As a result, a significant amount of time may elapse between a deepwater discovery and the marketing of the associated oil and natural gas, increasing both the financial and operational risks involved with these operations. Because of the lack and high cost of this infrastructure, further discoveries the Consortium may make in Guinea may never be economically producible.

We have no ability to control the prices that we may receive for oil or gas. Oil and gas prices are volatile, and a substantial or extended decline in prices could adversely affect our financial condition, liquidity, ability to obtain financing and future operating results.

        We currently have no source of operating revenue. Our financial condition is based solely on our ability to sell equity or debt securities to investors, enter into an additional joint operating or similar strategic relationship with an industry partner, sell interests related to the Concession or borrow funds. We expect that entering into these joint operating or similar relationships would entail transferring a portion of our interest in the Concession to such partner. Such investors would consider the price of oil and gas in making an investment decision. Declines in oil and gas prices may adversely affect our financial condition, liquidity, ability to obtain financing and operating results. Low oil and gas prices also may reduce the amount of oil and gas that we could produce economically. Low oil and gas prices in the future could have a negative effect on our future financial results. Historically, oil and gas prices and markets have been volatile, with prices fluctuating widely, and they are likely to continue to be volatile. Prices for oil and gas are subject to wide fluctuations in response to relatively minor changes in supply and demand, market uncertainty and a variety of additional factors that are beyond our control. These factors include:

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

The unavailability or high cost of drilling rigs, equipment, supplies, personnel and oilfield services, as well as gathering systems and processing facilities, and our dependence on the operator and on industry contractors generally, could adversely impact us.

        We are dependent on the operator and on industry contractors for the success of our oil and gas exploration projects. In particular, our drilling activity offshore of Guinea will require that we have access to offshore drilling rigs and contracts with experienced operators of such rigs. The availability and cost of drilling rigs and other equipment and services, and the skilled personnel required to operate those rigs and equipment is affected by the level and location of drilling activity around the world. An increase in drilling operations worldwide may reduce the availability and increase the cost to us of drilling rigs, other equipment and services, and appropriately experienced drilling contractors. The reduced availability of such equipment and services may delay our ability to discover reserves and higher costs for such equipment and services may increase our costs, both of which may have a material adverse effect on our business, results of operations and future cash flow. If we succeed in constructing oil wells, we may be required to shut them because access to pipelines, gathering systems or processing facilities may be limited or unavailable. If that were to occur, we would be unable to realize revenue from those wells until arrangements were made to deliver the production to market, which could cause a material adverse effect on our results of operations and financial condition.

We are exposed to the failure or non-performance of commercial counterparties.

        Our operations will be dependent on certain third parties with whom we have commercial agreements (such as drilling contractors and the parties responsible for transporting and/or storing our production) for our future exploration, development, production, sales or other activities. The efficiency, timeliness and quality of contract performance by third party providers are largely beyond our direct control. If one or more of these third parties fails to meet its contractual obligations to us, or if such services are temporarily or permanently unavailable (for example, as a result of technical problems or industrial action), or not available on commercially acceptable terms, we may experience a material adverse effect on our business, results of operations, financial condition and future cash flow. In addition, as a named party under the PSC, we could be held liable for the environmental, health and safety impacts arising out of the activities of our drilling project management contractor or any other third party service provider contracted by us or on our behalf, which could have a material adverse effect on our business, results of operations and future cash flow.

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

        Under these and other laws and regulations, we could be liable for personal injuries, property damage and other types of damages. Failure to comply with these laws and regulations also may result in the suspension or termination of our operations and subject us to administrative, civil and criminal penalties. Moreover, new laws and regulations may be enacted and current laws and regulations could change or their interpretations could change, in ways that could substantially increase our costs. These risks may be higher in the developing countries in which we conduct our operations, where there could be a lack of clarity or lack of consistency in the application of these laws and regulations. Any resulting liabilities, penalties, suspensions or terminations could have a material adverse effect on our financial condition and results of operations.

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

        We do not have reserves nor do we have any reserve reports for the Concession. A reserve report is the estimated quantities of oil and gas based on reports prepared by third party reserve engineers. Reserve reporting is a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact manner. Expectations as to oil and gas reserves are uncertain and may vary substantially from any actual production.

Risks Relating to Operating in Guinea

Geopolitical instability where we operate subjects us to political, economic and other uncertainties.

        We conduct business in Guinea, which is in a region of the world where there have been recent civil wars, revolutions, coup d'états and internecine conflicts. There is the risk of political violence and increased social tension in Guinea as a result of the past political upheaval, and there is a risk of civil unrest, crime and labor unrest at times. In 2010, democratic elections were held, and a president was elected and inaugurated. While these developments indicate that the political situation in Guinea is improving, external or internal political forces potentially could create a political or military climate that might cause a change in political leadership, the outbreak of hostilities, or civil unrest. Such uncertainties could result in our having to cease our Guinea operations and result in the loss or delay of our rights under the PSC.

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

        Realization of any of these factors could have a material adverse effect on our business, financial condition, results of operations and/or growth prospects. The Consortium's operations in Guinea also may be adversely affected by laws and policies of multiple jurisdictions.

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

        The closing price for our common stock, adjusted for the 1-for-8 reverse stock split effected on July 1, 2013, has varied between a high of $9.44 on November 7, 2012 and a low of $3.44 on June 21, 2013 for the fiscal year ended June 30, 2013. On September 5, 2013, the closing price of our common stock was $4.65. This volatility may affect the price at which an investor could sell the common stock, and the sale of substantial amounts of our common stock could adversely affect the price of our common stock. Our stock price is likely to continue to be volatile and subject to significant price and volume fluctuations in response to market and other factors, including the other factors discussed in "—Risks Relating to Our Business and the Industry in Which We Operate"; variations in our quarterly operating results from our expectations or those of securities analysts or investors; downward revisions in securities analysts' estimates; and announcement by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments.

Our common stock is listed on the New York Stock Exchange and is subject to delisting if we do not meet continued listing standards.

        Our common stock is listed in the New York Stock Exchange ("NYSE"). The NYSE has continued listing standards relating to minimum price levels, other financial criteria and compliance with corporate governance standards. In May 2012 we received a notice of non-compliance from the NYSE for failure to maintain the minimum share price requirement of $1.00 per share. In August 2013 the NYSE notified us that we have regained compliance. Failure to comply with the NYSE continued listing standards in the future would subject us to risk of delisting which could adversely affect trading in our common stock and our prospects for obtaining additional capital.

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        Information on Oil and Gas Properties is included in Item 1. Business above in this Annual Report on Form 10-K.

        Our executive and administrative offices are located at 12012 Wickchester Lane, Suite 475, Houston, Texas 77079 where we lease 18,944 square feet of space pursuant to a lease agreement with a 60 month term.

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

        During the first quarter of fiscal 2013, the lease was again amended to include additional square footage beginning in October 2012. Under the amended lease agreement, we are obligated to make the following additional rental payments: (i) $3,717.00 per month during months 1-5; (ii) $3,894.00 per month during months 6-17; and (iii) $4,071.00 per month during months 18-29.

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

Shareholder Lawsuits

        On April 2, 2012, a lawsuit styled as a class action was filed in the U.S. District Court for the Southern District of Texas against us and our chief executive officer alleging that we made false and misleading statements that artificially inflated our stock prices. The lawsuit alleges, among other things, that we misrepresented the prospects and progress of our drilling operations, including our drilling of the Sabu-1 well and plans to drill the Baraka-1 well off the coast of the Republic of Guinea. The lawsuit seeks damages based on Sections 10(b) and 20 of the Securities Exchange Act of 1934, although the specific amount of damages is not specified. On June 1 and June 4, 2012, a number of parties made application to the Court to be appointed as lead plaintiff, and a lead plaintiff was appointed by the Court. On April 22, 2013, the lead plaintiff appointed by the Court filed a motion to withdraw as lead plaintiff. On June 12, 2013 the Court accepted the withdrawal of the lead plaintiff and appointed a new lead plaintiff to represent the class. On August 13, 2013, the newly appointed lead plaintiff also filed a motion to withdraw as lead plaintiff. The Court has not yet acted on that motion.

        On April 5, 2012, a purported derivative action was filed in the District Court of Harris County, Texas, against all of our directors. The petition alleges that the directors breached their fiduciary duties in connection with positive statements about our drilling operations and the Guinea Concession and disclosures related to material weaknesses that we identified in our financial controls. The plaintiff sought unspecified damages against our directors including restitution and disgorgement of profits and advances based on asserted causes of action for breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets. The derivative plaintiff sought to proceed on behalf of Hyperdynamics and did not request any damages from us in his action. On July 12, 2012, we and our directors filed special exceptions to the derivative lawsuit arguing that the plaintiff failed to plead sufficient facts to show that demand should not be made on the board prior to the filing of such a lawsuit. In response, the plaintiff amended his petition on August 13, 2012. On September 21, 2012, we and our directors renewed our special exceptions to the plaintiff's amended petition, and our motion was granted at a hearing before the court. The court allowed plaintiff another opportunity to plead his case, and plaintiff was due to file an amended petition on April 26, 2013. However, on April 25, 2013, plaintiff filed a motion to voluntarily dismiss his lawsuit without prejudice.

Iroquois Lawsuit

        On May 9, 2012, a lawsuit was filed in the Supreme Court of the State of New York against us and all of our directors. The plaintiffs, five hedge funds that invested in us in early 2012, allege that we breached an agreement with the plaintiffs, and that we and the directors made certain negligent misrepresentations relating to our drilling operations. Among other claims, the plaintiffs allege that we misrepresented the status of our drilling operations and the speed with which the drilling would be completed. The plaintiffs advance claims for breach of contract and negligent misrepresentation and seek damages in the amount of $18.5 million plus pre-judgment interest. On July 12, 2012, we and the directors moved to dismiss the suit for failure to state a claim as to all defendants and for lack of personal jurisdiction over the director defendants. On June 19, 2013, the judge dismissed the negligent misrepresentation claim but declined to dismiss the breach of contract claim. The negligent misrepresentation claim was dismissed without prejudice, meaning plaintiffs could attempt to refile it. On August 12, 2013, the plaintiffs filed an amended complaint. That complaint names only us and seeks recovery for alleged breaches of contract. We filed an answer to the plaintiffs amended complaint on September 9, 2013.

AGR Lawsuit

        On June 21, 2012, our wholly-owned subsidiary, SCS, filed suit against AGR following unsuccessful negotiations to address the cost overruns associated with the Sabu-1 well drilled off the coast of the Republic of Guinea. The suit was filed in London, England in the High Court of Justice, Queen's Bench Division, Technology and Construction Court. SCS is seeking to recover damages and other relief from AGR for claims of mismanagement of the drilling of the Sabu-1 well and various breaches of contract that resulted in the cost overruns. Among other things, the lawsuit alleges that AGR mismanaged the selection, reconditioning and crew staffing for the Jasper Explorer drilling rig used to drill the Sabu-1 well, mismanaged other subcontractor relationships, failed to seek cost relief from its subcontractors, and failed to return to SCS inventory purchased by SCS but not used in the drilling of Sabu-1 well. On October 1, 2012, AGR filed a defense denying SCS's allegations and asserting a counterclaim for $22.2 million which AGR alleges to be the outstanding amount owed on the Sabu-1 drilling project, and seeking other unspecified damages and relief, including damages for loss of management time and associated expenses, a full indemnity for a claim brought by Jasper against AGR, and interest on any damages awarded. SCS filed a reply to AGR's defense on December 3, 2012 and responded by denying AGR's counterclaim. At a hearing on May 24, 2013, the Court consolidated this matter with a pending matter between Jasper Drilling Private Limited, the owner of the Jasper Explorer drilling rig, and AGR, and established a pretrial schedule contemplating one trial for both matters in June 2014.

Item 4.    Mine Safety Disclosures

        Not Applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

        Shares of our common stock, for the periods presented below, were traded on the NYSE. The following table sets forth the quarterly high and low sales prices per share for our common stock, as reported by the NYSE (adjusted for the 1-for-8 Reverse Stock Split effected on July 1, 2013).

	High	Low
Fiscal 2013:
Fourth Quarter	$5.04	$3.44
Third Quarter	5.36	3.76
Second Quarter	9.44	4.72
First Quarter	7.44	5.04
Fiscal 2012:
Fourth Quarter	$10.40	$4.72
Third Quarter	27.44	9.44
Second Quarter	43.12	16.32
First Quarter	44.64	25.92

        On September 5, 2013, the last price for our common stock as reported by the NYSE was $4.65 per share, and there were approximately 178 stockholders of record of the common stock.

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

Equity Compensation Plan Information

        The following table gives aggregate information under all equity compensation plans of Hyperdynamics as of June 30, 2013.(1)

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights(1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A)(1)
	A	B	C
Equity compensation plans approved by security holders	1,361,509	$13.12	345,906
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	1,361,509	$13.12	345,906

(1)
On July 1, 2013, the Company effected a 1-for-8 reverse stock split of the Company's common stock. All numbers in the table above reflect the impact of this reverse stock split.

        The Stock and Stock Option Plan (the "1997 Plan") of Hyperdynamics was adopted May 7, 1997 and amended on December 3, 2001, on January 21, 2005, and on February 20, 2008. The total number of shares authorized under the Plan, as amended, was 1,750,000, after giving effect to the 1-for-8 reverse stock split effected on July 1, 2013. The Board terminated the 1997 Plan effective upon stockholder approval of the 2010 Equity Incentive Plan (the "2010 Plan").

        Our 2008 Restricted Stock Award Plan (the "2008 Plan") was adopted on February 20, 2008. The total number of shares authorized under the 2008 Plan was 375,000, after giving effect to the 1-for-8 reverse stock split effected on July 1, 2013. The Board terminated the 2008 Plan effective upon stockholder approval of the 2010 Plan.

        On February 18, 2010, at our annual meeting of stockholders, the stockholders approved the 2010 Plan. On February 17, 2012 the 2010 Plan was amended to increase issuable shares from 625,000 to 1,250,000, in each case after giving effect to the 1-for-8 reverse stock split effected on July 1, 2013.

        The 2010 Plan provides for the grants of shares of common stock, restricted stock units or incentive stock options and/or nonqualified stock options to purchase our common stock to selected employees, directors, officers, agents, consultants, attorneys, vendors and advisors. Shares of common stock, options, or restricted stock can only be granted under the Plan within 10 years from the effective date of February 18, 2010. A maximum of 1,250,000 shares, after giving effect to the 1-for-8 reverse stock split effected on July 1, 2013, are issuable under the 2010 Plan.

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

        The following table provides a reconciliation of the securities remaining available for issuance as of June 30, 2013 under the 2010 Plan:

2010 Plan(1)
Shares available for issuance, June 30, 2012	255,502
Increase in shares available for issuance	—
Stock options granted	(247,197)
Previously issued options cancelled or expired	337,601

Shares available for issuance, June 30, 2013	345,906

(1)
On July 1, 2013, the Company effected a 1-for-8 reverse stock split of the Company's common stock. All numbers in the table above reflect the impact of this reverse stock split.

Stock Performance Chart

        The following chart compares the yearly percentage change in the cumulative stockholder return on our common stock from July 1, 2008 to the end of the fiscal year ended June 30, 2013 with the cumulative total return on the (i) NYSE ARCA Oil & Gas Index and (ii) Russell 2000. The comparison assumes $100 was invested on July 1, 2008 in our common stock and in each of the foregoing indices and assumes reinvestment of dividends.

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

Item 6.    Selected Financial Data

	Year ended June 30,
(In thousands, except earnings per share data)	2013	2012	2011	2010	2009
Revenue	$—	$—	$—	$—	$—
Full amortization of proved oil and gas properties(1)	$(441)	$(116,312)	$—	$—	$—
Loss from operations	$(18,545)	$(149,201)	$(10,869)	$(8,048)	$(6,083)
Net loss	$(18,461)	$(149,313)	$(11,238)	$(8,009)	$(8,883)
Basic loss per common share(2)	$(0.88)	$(7.44)	$(0.72)	$(0.75)	$(1.15)
Diluted loss per common share(2)	$(0.88)	$(7.44)	$(0.72)	$(0.75)	$(1.15)
Weighted Average Shares Outstanding(2)	20,962	20,086	15,750	10,739	7,731
Cash	$26,468	$37,148	$79,889	$26,040	$1,360
Oil and Gas Properties	$21,174	$39,278	$36,200	$92	$7,663
Total Assets	$84,368	$102,796	$192,683	$27,220	$9,440
Long-Term Liabilities	$92	$125	$138	$653	$1,735
Shareholder's Equity	$61,674	$76,067	$189,429	$21,526	$2,669

(1)
During the year ended June 30, 2012 we completed the drilling of the Sabu-1 well, our first exploratory well in our Guinea Concession, which was non-commercial. As a result, we evaluated certain geological and geophysical related costs in unproved properties along with the drilling costs of the Sabu-1 well and moved $116.3 million to proved properties. Since we have no proved reserves to include in the Full-Cost Ceiling Test, the entire $116.3 million resulted in the full amortization of our proved oil and gas properties. We amortized an additional $0.4 million of proved oil and gas properties during the year ended June 30, 2013.

(2)
Adjusted to reflect the 1-for-8 Reverse Stock Split effected on July 1, 2013.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        Our corporate mission is to provide energy for the future by exploring for, developing new, and re-establishing pre-existing sources of energy. Our primary focus is the advancement of exploration work in Guinea. We also plan to continue to evaluate and consider other global oil and gas opportunities. We have no source of operating revenue, and there is no assurance when we will, if ever. We have no operating cash flows, and we will require substantial additional funds, through additional participants, securities offerings, or through other means, to fulfill our business plans.

        Our operating plan within the next 12 months includes the following:

  •
  Initiate with Tullow and Dana a new drilling program in the deep water and commence drilling of an exploration well in the first calendar quarter of 2014.

  •
  Continue to evaluate and consider other global oil and gas opportunities.

Analysis of changes in financial position

        Our current assets increased by $556,000 from $42,723,000 on June 30, 2012 to $43,279,000 on June 30, 2013. The increase in current assets is due to the $23.7 million in net cash proceeds received on the sale of a 40% interest in the Concession to Tullow. This was offset by cash used for general and administrative expenditures as well as capital expenditures.

        Our long-term assets decreased $18,984,000, from $60,073,000 on June 30, 2012, to $41,089,000 on June 30, 2013. This decrease was primarily due the reduction to our full cost pool upon the receipt of $23.7 million in net proceeds received on the sale of a 40% interest in the Concession to Tullow. This was offset by $5.4 million in capital expenditures associated with the processing of our most recent 4,000 square kilometer 3D seismic survey.

        Our current liabilities decreased $4,002,000, from $26,604,000 on June 30, 2012 to $22,602,000 on June 30, 2013. The decrease in current liabilities can be attributed in part to a decrease in accrued employee bonus expense resulting from the timing of bonus payments.

        Our long-term liabilities decreased from $125,000 at June 30, 2012, to $92,000 at June 30, 2013, due to the amortization of deferred rent during the year.

Results of Operations

        Based on the factors discussed below, the net loss attributable to common shareholders for the year ended June 30, 2013, decreased $130,852,000, to a net loss of $18,461,000, or $0.88 per share in the 2013 period from a net loss of $149,313,000, or $7.44 per share in the 2012 period (in each case, after giving effect to the 1-for-8 Reverse Stock Split effected July 1, 2013). The net loss attributable to common shareholders for the year ended June 30, 2012, increased $138,075,000, to a net loss of $149,313,000, or $7.44 per share in the 2012 period from a net loss of $11,238,000, or $0.72 per share in the 2011 period (in each case, after giving effect to the 1-for-8 Reverse Stock Split effected July 1, 2013).

Reportable segments

        We have one reportable segment: our international operations in Guinea conducted through our subsidiary SCS. SCS is engaged in oil and gas exploration activities pertaining to offshore Republic of Guinea.

Comparison for Fiscal Year 2013 and 2012

        Revenues.    There were no revenues for the years ended June 30, 2013 and 2012.

        Depreciation.    Depreciation decreased 24%, or $197,000, from the fiscal 2012 period to the fiscal 2013 period. Depreciation expense was $630,000 and $827,000 in the years ended June 30, 2013 and 2012, respectively. The decrease is primarily attributed to assets used in the prior period relating to drilling operations being fully depreciated or sold in the current period.

        General, Administrative and Other Operating Expenses.    Our general, administrative and other operating expenses were $17,474,000 and $22,062,000 for the years ended June 30, 2013 and 2012, respectively. This represents a decrease of 20.8%, or $4,588,000 from the fiscal 2012 period to the fiscal 2013 period. Of this decrease, $2,045,000 is attributable to a decrease in non-cash stock compensation from $5,025,000 in the 2012 to $2,980,000 in the 2013 (including $365,000 in non-cash expense associated with an award of common shares associated with a severance agreement in the current year).

        The remaining $2,543,000 decrease in expense was primarily attributable to a decrease in costs associated with prospective oil and gas investment opportunities of approximately $3,747,000. Additionally, there was a decrease in travel expenses of approximately $407,000 primarily as a result of the closure of our offices in Guinea and London. This was offset by an increase in employee related costs of $577,000, which is the result of a $1,660,000 increase in severance costs associated with staff reductions offset by a $1,083,000 decrease in recurring payroll expense as a result of the staff reductions. Additionally, there were increases in legal and accounting fees of approximately $569,000, and a decrease in foreign currency transaction gains from current operations in the current period of approximately $568,000. Our foreign currency transaction gains are the result of a large balance in accounts payable denominated in foreign currency, primarily associated with our drilling contract with AGR, for which payment has been frozen pending the resolution of our legal dispute with AGR.

        Amortization and Write off of Costs.    We fully amortized our proved oil and gas properties of $116,312,000 and wrote off a prospective investment deposit of $10,000,000 during the year ended June 30, 2012. We amortized an additional $441,000 of proved oil and gas properties during the year ended June 30, 2013. These are additional costs recognized during the year ended June 30, 2013 associated with the non-commercial Sabu-1 well. As required by the Full-Cost Accounting rules, we evaluated and moved these costs to proved properties and then fully amortized them through our Full-Cost Ceiling Test.

        Other income (expense).    Other income (expense) totaled $84,000 and $(112,000) for the years ended June 30, 2013 and 2012, respectively. The increase in other income is primarily the result of the reversal to net income of other than temporary impairment of available-for-sale securities of $472,000 during fiscal 2012 while there was no such reversal in the current period. This was offset by a decrease in interest income from 2012 to 2013.

        Loss from Continuing Operations.    Primarily as a result of the full amortization of proved oil and gas properties and the write off of the prospective investment deposit discussed above, which together total $126,312,000 in fiscal 2012, and the decrease in selling, general and administrative expenses of $4,588,000 our loss from continuing operations decreased by $130,852,000, from $149,313,000 in the year ended June 30, 2012 to $18,461,000 for the year ended June 30, 2013.

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

        Other income (expense).    Other income (expense) totaled $(112,000) and $(369,000) for the years ended June 30, 2012 and 2011, respectively. The decrease is primarily the result of a loss on the warrant derivative liability in the prior fiscal period. In the fiscal 2011 period, we recognized a non-cash loss on the warrant derivative liability of $771,000. No such gain or loss was incurred on the warrant derivative liability in fiscal 2012 as the remaining warrants underlying the derivative were exercised during the second quarter of fiscal 2011. However, we recognized an other than temporary impairment of available-for-sale securities of $472,000 during fiscal 2012.

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

Liquidity and Capital Resources

Capital Resource Considerations

        On December 31, 2012, our wholly owned subsidiary, SCS, closed a sale to Tullow Guinea Ltd ("Tullow"), a subsidiary of Tullow Oil plc, of a 40% gross interest in the Concession. As consideration, SCS received $27 million from Tullow as reimbursement of past costs of SCS in the Concession, and as additional consideration, Tullow agreed to: (i) pay SCS's participating interest share of future costs associated with the drilling of an exploration well in at least 2,000 meters of water in the deep water fan area of the Concession, up to a gross expenditure cap of $100 million, and (ii) pay SCS's share of costs associated with an appraisal well of the initial exploration well, if drilled, subject to a gross expenditure cap on the appraisal well of $100 million. Tullow is obligated to pay its 40% participating interest share of costs associated with the Concession as of November 20, 2012, the date of execution of the purchase and sale agreement. Tullow will begin to pay SCS's costs attributable to the Concession at the earlier of (i) the commencement of the next exploration period, September 21, 2013, or (ii) should a decision be made to begin spending on an exploration well prior to committing to the next exploration period, the date of such spending. Tullow will continue to pay SCS's costs, subject to the gross expenditure cap of $100 million, until 90 days following the date on which the rig contracted to drill the exploration well moves off the well location. As part of our agreement, Tullow will use reasonable endeavors to provide for the commencement of drilling of the exploration well not later than April 1, 2014.

        The December 2012 sale to Tullow improved our cash position and liquidity, and we have adequate funds to conduct our current operations. However, our ability to drill additional wells may depend on obtaining additional resources through sales of additional interests in the Concession, equity or debt financings, or through other means. If we farm-out additional interests in the Concession, our percentage will decrease. Although we have been successful in raising capital and in entering into key participation arrangements with Dana and Tullow, we have no firm commitments for additional capital resources. The terms of any such arrangements, if made, are unknown, and may not be advantageous.

Liquidity

        On June 30, 2013, we had $26.5 million in cash, $15.4 million in available-for-sale securities and $19.2 million in restricted cash, which is held in escrow in connection with our drilling contract with AGR. We had $22.7 million in liabilities, which are comprised of current liabilities of $22.6 million, which includes $20.2 million of liabilities currently pending resolution of our dispute with AGR, and noncurrent liabilities of $0.1 million. We plan to use our existing cash to fund our general corporate needs and our expenditures associated with the Concession, including our share of future capital expenditures that are not paid by Tullow on our behalf. We have no other material commitments.

        We have filed suit against AGR following unsuccessful negotiations to address the cost overruns associated with the Sabu-1 well. Payment of the remaining drilling costs is pending resolution of this dispute. AGR filed a countersuit on October 1, 2012 in which AGR has made claims for additional cost of $9.5 million on a gross basis or $7.3 million based on the 77% interest we then held, which we dispute and have excluded from cost incurred to date. Additionally, AGR holds $8.8 million on a gross basis of excess materials acquired during the drilling of the Sabu-1 well. We dispute AGR's entitlement to these assets. Resolution of this dispute may result in the recovery of a portion of the costs incurred to date; however, it is possible that the resolution of this dispute may result in additional liability associated with disputed costs.

        We have satisfied all requirements of the current exploration period, which runs until September 2013 under the Concession. The Consortium sent notice to the Government of Guinea of our intention to renew the second exploration period to September 2016 and the coordinates of the area to be relinquished as required under the PSC. The second exploration period may be extended for one additional year beyond 2016 to allow the completion of a well in process and for two additional years to allow the completion of the appraisal of any discovery made. Additionally, to satisfy the September 2013-2016 work requirement, an additional exploration well is required to be drilled, which is to be commenced by the end of September 2016, to a minimum depth of 2,500 meters below seabed. We plan to commence the drilling of a deepwater exploration well during the first quarter of calendar 2014, which would satisfy the requirement to drill in the second exploration period. Tullow has agreed to pay SCS's participating interest share of future costs associated with the drilling of this well, up to a gross expenditure cap of $100 million. Additionally, Tullow has agreed to pay SCS's participating interest share of future costs associated with the drilling of an appraisal of the initial exploration well, if drilled, up to a gross expenditure cap of $100 million. We are responsible for our share of any costs exceeding the gross expenditure cap of $100 million on either well.

        We have made adjustments to our overhead costs in connection with the transfer of operatorship to Tullow on April 1, 2013. Overhead adjustments during the year ended June 30, 2013 included Houston office staff reductions and the closure of our offices in London and Guinea.

        We are currently involved in various legal proceedings. We are unable to predict the outcome of such matters; however, an adverse development could have an impact on liquidity.

        Net cash used in operating activities for the year ended June 30, 2013 was $15,617,000 compared to $12,438,000 for the year ended June 30, 2012. The increase in cash used in operating activities is primarily attributable to changes in working capital during the period. Cash provided by investing activities for the year ended June 30, 2013 was $4,565,000 compared to cash used in investing activities of $59,135,000 in the year ended June 30, 2012. This decrease in cash used was primarily attributable to a decrease in capital expenditures from 2012, during which we drilled a well, to 2013. Additionally, in the current period we received $23.7 million in net proceeds from the sale of an interest in our oil and gas properties. This was offset by the purchase of $15.5 million in available-for-sale securities in the current year compared to the prior period in which proceeds from the sale of available-for-sale securities were approximately $53.8 million. There was net cash provided by financing activities for the year ended June 30, 2013 of $372,000 compared to $28,832,000 during the year ended June 30, 2012. We received approximately $28,162,000 in proceeds from the issuance of stock during fiscal 2012, whereas no cash was received for the issuance of stock in the current year.

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

 Disclosure of Contractual Obligations as of June 30, 2013

	Payments due by period ($thousands)
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Installment Obligations	$72	$72	$—	$—	$—
Operating Lease Obligations	704	420	285	—	—

Total(1)	$776	$492	$285	$—	$—

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

Oil and Gas Properties

        We account for oil and natural gas producing activities using the full-cost method of accounting as prescribed by the United States Securities and Exchange Commission (SEC). Accordingly, all costs incurred in the acquisition, exploration, and development of proved oil and natural gas properties, including the costs of abandoned properties, dry holes, geophysical costs, and annual lease rentals are capitalized. All selling, general and administrative corporate costs unrelated to drilling activities are expensed as incurred. Sales or other dispositions of oil and natural gas properties are accounted for as adjustments to capitalized costs, with no gain or loss recorded unless the ratio of cost to proved reserves would significantly change, or to the extent that the sale proceeds exceed our capitalized costs. Depletion of evaluated oil and natural gas properties is computed on the units of production method based on proved reserves. The net capitalized costs of proved oil and natural gas properties are subject to a full cost ceiling limitation in which the costs are not allowed to exceed their related estimated future net revenues discounted at 10%, net of tax considerations. In accordance with SEC release 33-8995, prices based on the preceding 12-months' average price based on closing prices on the first day of each month, or prices defined by existing contractual arrangements, are used in deriving future net revenues discounted at 10%, net of tax. The application of the full-cost method of accounting for oil and gas properties generally results in higher capitalized costs and higher depreciation, depletion and amortization rates compared to the successful efforts method of accounting for oil and gas properties.

Costs Excluded

        Costs associated with unevaluated properties are excluded from the full-cost pool until we have made a determination as to the existence of proved reserves. We review our unevaluated properties at the end of each quarter to determine whether the costs incurred should be transferred to the full-cost pool and thereby subject to amortization.

        We assess all items classified as unevaluated property on a quarterly basis for possible impairment or reduction in value. We assess properties on an individual basis or as a group if properties are individually insignificant. The assessment includes consideration of the following factors, among others: intent to drill; remaining lease term; geological and geophysical evaluations; drilling results and activity; the assignment of proved reserves; and the economic viability of development if proved reserves are assigned. We assess our unevaluated properties on a country-by-country basis. During any period in which these factors indicate an impairment, the cumulative drilling costs incurred to date for such property and all or a portion of the associated leasehold costs are transferred to the full-cost pool and are then subject to amortization. However, if proved reserves have not yet been established in a full-cost pool, these costs are charged against earnings. For international operations where a reserve base has not yet been established, an impairment requiring a charge to earnings may be indicated through evaluation of drilling results, relinquishing drilling rights or other information. At June, 30, 2013, we had $20.2 million of capitalized costs associated with our Guinea operations, which is net of $116.8 million in amortization as a result of reclassifying costs incurred on previously unevaluated properties to proved properties.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        Our functional currency is the US dollar. We had, prior to their closures, some foreign currency exchange rate risk resulting from our in-country offices in Guinea and the United Kingdom and from certain costs in our drilling program. US dollars are accepted in Guinea and many of our purchases and purchase obligations, such as our office lease in Guinea, were denominated in US dollars. However, our costs for labor, supplies, and fuel could have increased if the Guinea Franc, the Euro, or the Pound Sterling significantly appreciated against the US dollar. We did not hedge the exposure to currency rate changes. We do not believe our exposure to market risk to be material.

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

        Management assessed the effectiveness of the Company's internal control over financial reporting as of June 30, 2013. In making this assessment, management used the criteria for internal control over financial reporting described in Internal Control—Integrated Framework (1992) by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Management's assessment included an evaluation of the design of the Company's internal control over financial reporting and testing of the operating effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of the Company's Board of Directors. Based on this assessment, management has concluded that, as of June 30, 2013, the Company's internal control over financial reporting was effective.

        Deloitte & Touche LLP, the Company's independent registered public accounting firm, has issued an attestation report on the effectiveness on the Company's internal control over financial reporting as of June 30, 2013 which is included in Item 8. Consolidated Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Shareholders of
Hyperdynamics Corporation
Houston, Texas

        We have audited the internal control over financial reporting of Hyperdynamics Corporation and subsidiaries (the "Company") as of June 30, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2013, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended June 30, 2013 of the Company and our report dated September 11, 2013 expressed an unqualified opinion on those financial statements.

/S/ Deloitte & Touche LLP

Houston, Texas
September 11, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Hyperdynamics Corporation
Houston, Texas

        We have audited the accompanying consolidated balance sheets of Hyperdynamics Corporation and subsidiaries (the "Company") as of June 30, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity, and cash flows for each of the three years in the period ended June 30, 2013.These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Hyperdynamics Corporation and subsidiaries as of June 30, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2013, in conformity with accounting principles generally accepted in the United States of America.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of June 30, 2013, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 11, 2013 expressed an unqualified opinion on the Company's internal control over financial reporting.

/S/ Deloitte & Touche LLP

Houston, Texas
September 11, 2013

HYPERDYNAMICS CORPORATION

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Number of Shares and Per Share Amounts)

	June 30, 2013	June 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$26,468	$37,148
Available-for-sale securities	15,383	—
Accounts receivable—joint interest	754	1,263
Prepaid expenses	637	753
Other current assets	37	3,559

Total current assets	43,279	42,723
Property and equipment, net of accumulated depreciation of $1,462 and $1,443	710	1,584
Oil and gas properties, using full-cost accounting:
Proved properties	116,753	116,312
Unevaluated properties excluded from amortization	21,174	39,278

	137,927	155,590
Less- accumulated depreciation, depletion and amortization	(116,753)	(116,312)

	21,174	39,278
Other Assets:
Restricted cash	19,190	19,180
Deposits	15	31

Total assets	$84,368	$102,796

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$22,602	$26,604

Total current liabilities	22,602	26,604
Other non-current liabilities	92	125

Total liabilities	22,694	26,729

Commitments and contingencies (Note 11)	—	—
Shareholders' equity:
Preferred stock, $0.001 par value; 20,000,000 authorized, 0 shares issued and outstanding	—	—
Common stock, $0.001 par value, 43,750,000 shares authorized; 21,046,591 and 20,867,216 shares issued and outstanding, respectively(1)	169	167
Additional paid-in capital	316,235	312,075
Accumulated other comprehensive loss	(94)	—
Accumulated deficit	(254,636)	(236,175)

Total shareholders' equity	61,674	76,067

Total liabilities and shareholders' equity	$84,368	$102,796

(1)
All share amounts and computations using such amounts have been retroactively adjusted to reflect the July 1, 2013 1-for-8 reverse stock split.

The accompanying notes are an integral part of these consolidated financial statements.

HYPERDYNAMICS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Number of Shares and Per Share Amounts)

	Year Ended June 30,
	2013	2012	2011
Costs and expenses:
Depreciation	$630	$827	$353
General, administrative and other operating	17,474	22,062	10,516
Full amortization of proved oil and gas properties	441	116,312	—
Write-off of prospective investment deposit	—	10,000	—

Loss from operations	(18,545)	(149,201)	(10,869)

Other income (expense):
Loss on warrant derivative liability	—	—	(771)
Other than temporary impairment of securities	—	(472)	—
Realized gain on sale of securities	—	59	—
Interest income	84	301	402

Total other income (expense)	84	(112)	(369)

Loss before income tax	(18,461)	(149,313)	(11,238)
Income tax	—	—	—

Net loss	$(18,461)	$(149,313)	$(11,238)

Basic and diluted loss per common share(1)	$(0.88)	$(7.44)	$(0.72)

Weighted average shares outstanding—basic and diluted(1)	20,962,096	20,085,915	15,749,705

(1)
All share amounts and computations using such amounts have been retroactively adjusted to reflect the July 1, 2013 1-for-8 reverse stock split.

The accompanying notes are an integral part of these consolidated financial statements.

HYPERDYNAMICS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In Thousands)

	Year Ended June 30,
	2013	2012	2011
Net loss	$(18,461)	$(149,313)	$(11,238)
Other comprehensive income (loss):
Unrealized loss on available-for-sale securities	(94)	(123)	(349)
Reclassification of other than temporary impairments of securities included in net income	—	472	—

Other comprehensive income (loss)	(94)	349	(349)

Comprehensive loss	(18,555)	(148,964)	(11,587)

The accompanying notes are an integral part of these condensed consolidated financial statements.

HYPERDYNAMICS CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(In Thousands, Except Number of Shares)

	Series A Preferred
			Common Stock				Accumulated Other Comprehensive Income (Loss)
					Additional Paid-in Capital	Accumulated Deficit
	Shares	Amount	Shares(1)	Amount				Total
Balance, July 1, 2010	1,945	$—	13,028,400	$104	$97,046	$(75,624)	$—	$21,526

Net loss	—	—	—	—	—	(11,238)	—	(11,238)
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	(349)	(349)
Common stock issued for:
Cash	—	—	5,468,750	44	165,955	—	—	165,999
Exercise of warrants	—	—	792,491	6	7,703	—	—	7,709
Exercise of options	—	—	107,327	1	905	—	—	906
Cashless exercise of warrants classified as a derivative	—	—	48,106	1	1,353	—	—	1,354
Series A settlement	(1,945)	—	28,992	—	1,183	—	—	1,183
Settlement charge	—	—	—	—	(811)	—	—	(811)
Amortization of fair value of stock options	—	—	—	—	3,150	—	—	3,150

Balance, June 30, 2011	—	$—	19,474,066	$156	$276,484	$(86,862)	$(349)	$189,429

Net loss	—	—	—	—	—	(149,313)	—	(149,313)
Reclassification of other than temporary impairments of securities included in net income							472	472
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	(123)	(123)
Common stock issued for:
Cash	—	—	1,250,000	10	28,152	—	—	28,162
Exercise of warrants	—	—	42,525	—	—	—	—	—
Exercise of options	—	—	100,625	1	669	—	—	670
Amortization of fair value of stock options	—	—	—	—	6,770	—	—	6,770

Balance, June 30, 2012	—	$—	20,867,216	$167	$312,075	$(236,175)	$—	$76,067

Net loss	—	—	—	—	—	(18,461)	—	(18,461)
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	(94)	(94)
Common stock issued for:
Severance	—	—	84,375	1	364	—	—	365
Exercise of options	—	—	95,000	1	371	—	—	372
Amortization of fair value of stock options	—	—	—	—	3,425	—	—	3,425

Balance, June 30, 2013	—	$—	21,046,591	$169	$316,235	$(254,636)	$(94)	$61,674

(1)
All share amounts and computations using such amounts have been retroactively adjusted to reflect the July 1, 2013 1-for-8 reverse stock split.

The accompanying notes are an integral part of these consolidated financial statements.

HYPERDYNAMICS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Years Ended June 30,
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(18,461)	$(149,313)	$(11,238)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	630	827	353
Full amortization of proved oil and gas properties	441	116,312	—
Write-off of prospective investment deposit	—	10,000	—
Stock based compensation	2,615	5,025	2,176
Shares issued in severance agreement	365
Gain on warrant derivative liability	—	—	771
Amortization of premium on short term investments	25	1,562	—
Reclassification of other than temporary impairments of securities included in net income	—	472	—
Unrealized loss on available-for-sale securities	—	(123)	—
Changes in operating assets and liabilities:
(Increase) decrease in Accounts receivable—joint interest	509	(555)	(558)
(Increase) decrease in Prepaid expenses	116	(51)	(497)
(Increase) decrease in Other current assets	3,538	(3,410)	(111)
Increase (decrease) in Accounts payable and accrued expenses	(5,362)	6,829	(2,746)
Increase (decrease) in Other liabilities	(33)	(13)	68

Net cash used in operating activities	(15,617)	(12,438)	(11,782)

CASH FLOWS FROM INVESTING ACTIVITIES:
(Purchase) sale of property and equipment	49	(1,075)	(1,025)
Investment in oil and gas properties	(3,650)	(100,986)	(33,781)
Prospective investment deposit	—	(10,000)	—
Increase in restricted cash	—	(880)	(18,300)
Proceeds from sale of interest in unevaluated oil and gas properties, net of transaction costs of $3,332	23,668	—	—
Proceeds from sale (purchase) of short-term investments	(15,502)	53,806	(55,717)

Net cash provided by (used in) investing activities	4,565	(59,135)	(108,823)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock , net of offering costs of $1,838 and $7,751	—	28,162	165,999
Proceeds from exercise of options	372	670	906
Proceeds from exercise of warrants	—	—	7,709
Payments on notes payable and installment debt	—	—	(160)

Net cash provided by financing activities	372	28,832	174,454

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(10,680)	(42,741)	53,849
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	37,148	79,889	26,040

CASH AND CASH EQUIVALENTS AT END OF YEAR	$26,468	$37,148	$79,889

SUPPLEMENTAL DISCLOSURES:
Interest paid in cash	$—	$—	$10
Income taxes paid in cash	$—	$—	$—
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Accounts payable for oil and gas property	1,859	16,659	1,353
Exercise of warrants classified as a derivative	—	—	1,354
Common stock issued for Series A settlement	—	—	372

The accompanying notes are an integral part of these consolidated financial statements.

HYPERDYNAMICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Nature of business

        Hyperdynamics Corporation ("Hyperdynamics," the "Company," "we," "us," and "our") is a Delaware corporation formed in March 1996. Hyperdynamics has three wholly-owned subsidiaries, SCS Corporation Ltd (SCS), a Cayman corporation, HYD Resources Corporation (HYD), a Texas corporation, and Hyperdynamics Oil & Gas Limited, incorporated in the United Kingdom. Through SCS and its wholly-owned subsidiary, SCS Guinea SARL (SCSG), which is a Guinea limited liability company formed under the laws of the Republic of Guinea ("Guinea") located in Conakry, Guinea, Hyperdynamics focuses on oil and gas exploration offshore the coast of West Africa. Our exploration efforts are pursuant to a Hydrocarbon Production Sharing Contract, as amended (the "PSC"). We refer to the rights granted under the PSC as the "Concession." SCS began operations in oil and gas exploration, seismic data acquisition, processing, and interpretation in late fiscal 2002.

Status of our Business

        On December 31, 2012, our wholly owned subsidiary, SCS, closed a sale to Tullow Guinea Ltd ("Tullow"), a subsidiary of Tullow Oil plc, of a 40% gross interest in the Concession. As consideration, SCS received $27 million from Tullow as reimbursement of past costs of SCS in the Concession, and as additional consideration, Tullow agreed to: (i) pay SCS's participating interest share of future costs associated with the drilling of an exploration well in at least 2,000 meters of water in the deep water fan area of the Concession, up to a gross expenditure cap of $100 million, and (ii) pay SCS's share of costs associated with an appraisal well of the initial exploration well, if drilled, subject to a gross expenditure cap on the appraisal well of $100 million. Tullow is obligated to pay its 40% participating interest share of costs associated with the Concession as of November 20, 2012, the date of execution of the purchase and sale agreement. Tullow will begin to pay SCS's costs attributable to the Concession at the earlier of (i) the commencement of the next exploration period, September 21, 2013, or (ii) should a decision be made to begin spending on an exploration well prior to committing to the next exploration period, the date of such spending. Tullow will continue to pay SCS's costs, subject to the gross expenditure cap of $100 million, until 90 days following the date on which the rig contracted to drill the exploration well moves off the well location. Tullow agreed to use reasonable endeavors to provide for the commencement of drilling of the exploration well not later than April 1, 2014. The $27 million payment was received by us on December 31, 2012 and was recorded as a reduction in the carrying value of our Concession, net of transaction costs of approximately $3.3 million. The transaction costs primarily consisted of our fees to Bank of America for financial advisory services in connection with the sale to Tullow.

        We have conducted 2-dimensional ("2D") and 3-dimensional ("3D") surveys of portions of the Concession. The acquisition phase of the most recent 3D seismic survey covering approximately 4,000 square kilometers in the deeper water portion of the Concession was completed in 2012 by the CGG Veritas Ocean Endeavor. Processing of the most recent 3D data set is near completion. The cost for acquiring the survey, processing and other services is expected to total approximately $27.7 million gross. Remaining costs to be paid total approximately $0.5 million gross, or $0.2 million net based upon the 37% interest we hold.

        We have drilled one exploratory well, the Sabu-1 well, which reached the planned total depth of 3,600 meters in February 2012. We determined the well to be non-commercial. As a result, we evaluated the costs associated with the well, moved these costs to proved properties, and fully

HYPERDYNAMICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

amortized the costs. See additional discussion in Note 3. As described in Note 11, we have filed suit against the manager of the Sabu-1 well, AGR Peak Well Management Ltd. ("AGR") following unsuccessful negotiations to address mismanagement that led to significant well cost overruns. Payment of the remaining drilling costs is pending resolution of this dispute. AGR filed a countersuit on October 1, 2012 in which AGR made claims for additional cost of $9.5 million on a gross basis or $7.3 million based on the 77% interest we then held, which we dispute and have excluded from our cost incurred to date. Resolution of this dispute may result in the recovery of a portion of the costs incurred to date; however, it is possible that the resolution of this dispute may result in additional liability associated with disputed costs.

        We have no source of operating revenue and there is no assurance when we will, if ever. On June 30, 2013, we had $26.5 million in cash, $15.4 million in available-for-sale securities and $19.2 million in restricted cash, which is held in escrow in connection with our drilling contract with AGR. We had $22.7 million in liabilities, which are comprised of current liabilities of $22.6 million, which includes $20.2 million of liabilities currently pending resolution of our dispute with AGR, and noncurrent liabilities of $0.1 million. We plan to use our existing cash to fund our general corporate needs and our expenditures associated with the Concession, including our share of future capital expenditures that are not paid by Tullow on our behalf. We have no other material commitments.

        We are currently involved in various legal proceedings that we believe will not have a material adverse effect upon our consolidated financial statements. However, we are unable to predict the outcome of such matters, and these proceedings may have a negative impact on our liquidity, financial condition and results of operations; See additional discussion in Note 11.

        On July 1, 2013, the Company effected a reverse stock split in which each eight shares of the Company's common stock, par value $0.001 (the "Common Stock" and shares thereof, the "Common Shares"), was reclassified and combined into one share of Common Stock (the "Reverse Stock Split"). As such, we have retrospectively adjusted basic and diluted earnings per share, Common Stock, stock options and prices per share information for the Reverse Stock Split in all periods presented.

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

Restricted cash

        Included in restricted cash as of June 30, 2013 and 2012 is $19.2 million held in escrow which relates to our drilling contract with AGR. Under the terms of the drilling contract, we funded the escrow account for the sole purpose of funding our drilling project as overseen by AGR.

Joint interest receivable and allowance for doubtful accounts

        We establish provisions for losses on accounts receivable if we determine that we will not collect all or part of the outstanding balance. Accounts receivable are written down to reflect management's best estimate of realizability based upon known specific analysis, historical experience, and other currently available evidence of the net collectible amount. There is no allowance for doubtful accounts as of June 30, 2013 or 2012. At June 30, 2013, all of our accounts receivable balance was related to joint interest billings to Tullow and Dana Petroleum (E&P) Limited ("Dana"), who own 40% and 23% participating interests, respectively in the Concession.

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

Oil and Gas Properties

Full-Cost Method

        We account for oil and natural gas producing activities using the full-cost method of accounting as prescribed by the United States Securities and Exchange Commission (SEC). Accordingly, all costs incurred in the acquisition, exploration, and development of proved oil and natural gas properties, including the costs of abandoned properties, dry holes, geophysical costs and annual lease rentals are capitalized. All selling, general and administrative corporate costs unrelated to drilling activities are expensed as incurred. Sales or other dispositions of oil and natural gas properties are accounted for as adjustments to capitalized costs, with no gain or loss recorded unless the ratio of capitalized costs to proved reserves would significantly change, or to the extent that the sale proceeds exceed our capitalized costs. Depletion of evaluated oil and natural gas properties would be computed on the units of production method based on proved reserves. The net capitalized costs of proved oil and natural gas properties are subject to quarterly impairment tests.

HYPERDYNAMICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Costs Excluded

        Costs associated with unevaluated properties are excluded from the full-cost pool until we have made a determination as to the existence of proved reserves. We review our unevaluated properties at the end of each quarter to determine whether the costs incurred should be transferred to the full-cost pool and thereby subject to amortization.

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

        During the years ended June 30, 2013 and 2012 we fully amortized $0.4 million and $116.3 million, respectively, in proved properties subject to the Full-Cost Ceiling Test. We recognized no impairment charges in the year ended June 30, 2011.

Property and Equipment, other than Oil and Gas

        Property and equipment are stated on the basis of historical cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, generally three to five years.

Provision for Impairments of Long-lived Assets

        Long-lived assets are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment loss recognized is the excess of the carrying amount over the fair value of the asset. Any impairment charge

HYPERDYNAMICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

is recorded through current period earnings. We recognized no impairment charges in the years ended June 30, 2013, 2012 or 2011, respectively.

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

        Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon ultimate settlement. Unrecognized tax benefits are tax benefits claimed in our tax returns that do not meet these recognition and measurement standards. For the year ended June, 30, 2013 the Company has unrecognized tax benefits totaling $5.5 million.

        Our policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits within income tax expense. For the years ended June 30, 2013, 2012 and 2011, we did not recognize any interest or penalties in our consolidated statement of operations, nor did we have any interest or penalties accrued on our consolidated balance sheet at June 30, 2013 and 2012 relating to unrecognized benefits.

        The tax years 2008-2012 remain open to examination for federal income tax purposes and by the other major taxing jurisdictions to which we are subject.

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

        Earnings Per Share (All share and per share amounts in this section have been adjusted to reflect the 1-for-8 reverse stock split effected on July 1, 2013)

        Basic loss per common share has been computed by dividing net loss by the weighted average number of shares of common stock outstanding during each period. In period of earnings, diluted earnings per common share are calculated by dividing net income available to common shareholders by weighted-average common shares outstanding during the period plus weighted-average dilutive potential common shares. Diluted earnings per share calculations assume, as of the beginning of the period, exercise of stock options and warrants using the treasury stock method.

        All potential dilutive securities, including potentially dilutive options, warrants and convertible securities, if any, were excluded from the computation of dilutive net loss per common share for the years ended June 30, 2013, 2012 and 2011, respectively, as their effects are antidilutive due to our net loss for those periods.

        Stock options to purchase approximately 1.4 million common shares at an average exercise price of $13.12 and warrants to purchase approximately 0.4 million shares of common stock at an average exercise price of $10.40 were outstanding at June 30, 2013. Using the treasury stock method, had we had net income, approximately 0.04 million common shares attributable to our outstanding stock options would have been included in the fully diluted earnings per share calculation for the year ended June 30, 2013. There would have been no dilution attributable to our outstanding warrants to purchase common shares.

        Stock options to purchase approximately 1.6 million common shares at an average exercise price of $16.72 and warrants to purchase approximately 1.7 million shares of common stock at an average exercise price of $23.52 were outstanding at June 30, 2012. Using the treasury stock method, had we had net income, approximately 0.4 million common shares attributable to our outstanding stock options and 0.2 million common shares attributable to our outstanding warrants to purchase common shares would have been included in the fully diluted earnings per share calculation for the year ended June 30, 2012.

        Stock options to purchase approximately 1.2 million common shares at an average exercise price of $14.80 and warrants to purchase approximately 0.5 million shares of common stock at an average exercise price of $10.08 were outstanding at June 30, 2011. Using the treasury stock method, had we had net income, approximately 0.5 million common shares attributable to our outstanding stock options and 0.3 million common shares attributable to our outstanding warrants to purchase common shares would have been included in the fully diluted earnings per share calculation for the year ended June 30, 2011.

Contingencies

        We are subject to legal proceedings, claims and liabilities. We accrue for losses associated with legal claims when such losses are probable and can be reasonably estimated. These accruals are adjusted as additional information becomes available or circumstances change. Legal fees are charged to expense as they are incurred. See Note 11 for more information on legal proceedings.

HYPERDYNAMICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accumulated Other Comprehensive Income (Loss), net of tax

        We follow the provisions of ASC 220, "Comprehensive Income", which establishes standards for reporting comprehensive income. In addition to net income (loss), comprehensive income (loss) includes all changes to equity during a period, except those resulting from investments and distributions to the owners of the Company. At June 30, 2013, we had a balance in "Accumulated other comprehensive loss, net of income tax" on the consolidated balance sheet of $0.1 million. The components of accumulated other comprehensive loss and related tax effects were as follows (in thousands):

	Gross Value	Tax Effect	Net of Tax Value
Accumulated other comprehensive loss at June 30, 2011	$349	$—	$349
Change in fair value of available-for-sale securities	123	—	123
Reclassification of other than temporary impairment of securities included in net income	(472)	—	(472)

Accumulated other comprehensive loss at June 30, 2012	$—	$—	$—
Change in fair value of available-for-sale securities	94	—	94

Accumulated other comprehensive loss at June 30, 2013	$94	$—	$94

        There is no tax effect of the unrealized gain (loss) in other comprehensive income given our full valuation allowance against deferred tax assets. Total comprehensive loss was $18.6 million, $149.0 million and $11.6 million in fiscal year 2013, 2012 and 2011, respectively.

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

        Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The carrying values of cash and cash equivalents, accounts

HYPERDYNAMICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

receivable—joint interest and accounts payable approximate fair value. On June 30, 2013 we held investments which were classified as available-for-sale securities and therefore were recorded at their fair value at the reporting date. Available-for-sale securities, which consist entirely of Corporate Debt securities, were valued at the closing price reported in the active market in which the security was traded.

        The following table sets forth by level within the fair value hierarchy, our financial assets and liabilities (in thousands) that were accounted for at fair value on a recurring basis as of June 30, 2013:

		Fair Value Measurement at June 30, 2013
	Carrying Value at June 30, 2013
		Level 1	Level 2	Level 3
Assets:
Corporate debt securities	$15,383	$15,383	$—	$—

        As of June 30, 2012, we had no financial assets or liabilities measured at fair value on a recurring basis.

Foreign currency gains and losses from current operations

        In accordance with ASC Topic 830, Foreign Currency Matters, the functional currency of our international subsidiaries is the U.S. Dollar. Gains and losses from foreign currency transactions arising from operating assets and liabilities are included in general, administrative and other operating expense, have not been significant. Net foreign currency transaction gains (losses) were $0.1 million, $0.6 million and $0.1 million for the periods ended June 30, 2013, 2012 and 2011, respectively.

Recently issued or adopted accounting pronouncements

        In June 2011, the Financial Accounting Standards Board ("FASB") issued an update to ASC 220, Comprehensive Income. This FASB Accounting Standards Update ("ASU") requires entities to present components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements that would include reclassification adjustments for items that are reclassified from other comprehensive income to net income on the face of the financial statements. The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. Subsequently, in December 2011, the FASB issued ASU 2011-12 which deferred the requirements to include reclassification adjustments for items that are reclassified from other comprehensive income to net income on the face of the financial statements. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, which is fiscal 2013 for us. The amendments in this update should be applied retrospectively and early application was permitted. We adopted the applicable provisions of this update in the first quarter of fiscal 2013. The adoption of this update resulted in the addition of the Consolidated Statements of Comprehensive Income (Loss) in our consolidated financial statements.

        In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires that companies present, either in a single note or parenthetically on the face of the financial statements, the effect of

HYPERDYNAMICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. This accounting guidance will be effective for our first quarter in fiscal 2014. We do not expect ASU 2013-02 to have a material impact on our disclosures.

        In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward exists, which requires that an entity present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. ASU 2013-11 eliminates diversity in practice for presentation of an unrecognized tax benefits when such a carryforward is available to reduce the taxable income or tax payable that would result from the disallowance of a tax position. This accounting guidance will be effective for our first quarter in fiscal 2015. We do not expect ASU 2013-11 to have a material impact on our disclosures.

Subsequent Events

        The Company evaluated all subsequent events from June 30, 2013 through the date of issuance of these financial statements.

2. PROPERTY AND EQUIPMENT

        A summary of property and equipment as of June 30, 2013 and 2012 is as follows:

		June 30,
	Useful Life
(in thousands)		2013	2012
Computer equipment and software	3 years	$1,320	$1,655
Office equipment and furniture	5 years	330	563
Vehicles	3 years	—	284
Leasehold improvements	3 years	522	525

Total Cost		2,172	3,027
Less—Accumulated depreciation		(1,462)	(1,443)

		$710	$1,584

        We review assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. As of June 30, 2013 and 2012, there were no impairments of property and equipment.

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

        The PSC Amendment clarified that we retained a Contract Area of approximately 25,000 square kilometers, which is approximately equivalent to 9,650 square miles or 30% of the original Contract Area under the PSC, following a December 31, 2009 relinquishment of approximately 70% of the original Contract Area. The PSC Amendment requires that the Consortium relinquish an additional 25% of the retained Contract Area by September 30, 2013. Under the terms of the PSC Amendment, the first exploration period ended and the Consortium entered into the second exploration period on September 21, 2010. The second exploration period runs until September 2013, may be renewed to September 2016 and may be extended for one (1) additional year to allow the completion of a well in process and for two (2) additional years to allow the completion of the appraisal of any discovery made. The Consortium sent a notice to the Government of Guinea of our intention to renew the second exploration period to September 2016 and the coordinates of the area to be relinquished.

        The PSC Amendment required the drilling of an exploration well, which had to be commenced by the year-end 2011, to a minimum depth of 2,500 meters below seabed. This requirement was satisfied with the drilling of the Sabu-1 well which was commenced during October of 2011 and reached the minimum depth of 2,500 meters below the seabed in February of 2012. The Consortium is required to drill an additional exploration well, which is to be commenced by the end of September 2016, to a minimum depth of 2,500 meters below seabed. The PSC Amendment requires the expenditure of $15 million on each of the exploration wells ($30 million in the aggregate). The Consortium is also required to acquire a minimum of 2,000 square kilometers of 3D seismic by September 2013 with a minimum expenditure of $12 million. This requirement was satisfied with the first 3D seismic survey acquired in 2010. Fulfillment of work obligations exempts us from expenditure obligations and exploration work in excess of minimum work obligations for each exploration period may be carried forward to the following exploration period.

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

        In July 2013, a proposal was submitted for a Second Amendment to the PSC (the "Second PSC Amendment") to the Government of Guinea formally adding Tullow as a Contractor to the PSC as well as addressing other administrative issues.

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

        In May 2010, the government of Guinea issued a Presidential Decree approving the PSC, as amended for the sale of the 23% participating interest to Dana, and again in December 2012 for the sale of a 40% gross interest to Tullow.

Sale of Interest to Tullow

        On December 31, 2012, our wholly owned subsidiary, SCS, closed a sale to Tullow of a 40% gross interest in the Concession. As consideration, SCS received $27 million from Tullow as reimbursement of past costs of SCS in the Concession and, as additional consideration, Tullow agreed to: (i) pay SCS's participating interest share of future costs associated with the drilling of an exploration well in at least 2,000 meters of water in the deep water fan area of the Concession, up to a gross expenditure cap of $100 million; and (ii) pay SCS's share of costs associated with an appraisal well of the initial exploration well, if drilled, subject to a gross expenditure cap on the appraisal well of $100 million. Tullow is obligated to pay its 40% participating interest share of costs associated with the Concession as of November 20, 2012, the date of execution of the purchase and sale agreement. Tullow will begin to pay SCS's costs attributable to the Concession at the earlier of (i) the commencement of the next exploration period, September 21, 2013, or (ii) should a decision be made to begin spending on an exploration well prior to committing to the next exploration period, the date of such spending. Tullow will continue to pay SCS's costs, subject to the gross expenditure cap of $100 million, until 90 days following the date on which the rig contracted to drill the exploration well moves off the well location. Tullow agreed to use reasonable endeavors to provide for the commencement of drilling of the exploration well not later than April 1, 2014. The $27 million payment was received by us on December 31, 2012 and was recorded as a reduction in unproved oil and gas properties, net of transaction costs of approximately $3.3 million.

        In connection with the transaction, SCS, Tullow and Dana entered into a Joint Operating Agreement Novation and Amendment Agreement reflecting that as a result of the sale to Tullow, the interest of the parties in the Concession are SCS 37%, Dana 23%, and Tullow 40%, and that Tullow will be bound by the PSC and the Joint Operating Agreement previously entered into between SCS and Dana. Tullow will assume all the respective liabilities and obligations of SCS in respect of the assigned 40% interest. SCS and Tullow executed a Deed of Assignment. The Assignment was approved by Guinea's Ministry of Mines and Geology by issuing an Arrêté on December 27, 2012 which formally

HYPERDYNAMICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. INVESTMENT IN OIL AND GAS PROPERTIES (Continued)

authorized our assignment of a participating interest to Tullow. SCS, Dana and Tullow have elected Tullow as the Operator of the Concession beginning April 1, 2013.

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

CGG Veritas

        On September 20, 2011, we entered into an Agreement for the Supply of Marine Seismic Data ("3D Seismic Contract") with CGG Veritas ("Veritas"). The area of the 3D acquisition is just southwest and adjacent to one of the 3D surveys obtained by us in 2010. Under the terms of the 3D Seismic Contract, Veritas agreed to conduct the acquisition phase of a 4,000 square kilometer 3D seismic survey of the area that is subject to our rights, or Concession, to explore offshore Republic of Guinea. Our goal in contracting for the 3D seismic survey is to investigate multiple possible deepwater submarine fans seen on 2D seismic data that was previously obtained by us. The survey commenced in November 2011, using the survey vessel Oceanic Endeavour. The cost for acquiring the survey, processing and other services is expected to total approximately $27.7 million gross. As of June 30, 2013 the Consortium has incurred $27.5 million on a gross basis.

Accounting for oil and gas property and equipment costs

        We follow the "full-cost" method of accounting for oil and natural gas property and equipment costs. Under this method, internal costs incurred that are directly identified with exploration, development, and acquisition activities undertaken by us for our own account, and which are not related to production, general corporate overhead, or similar activities, are capitalized. For the years ended June 30, 2013 and 2012, we capitalized $2.7 million and $6.6 million of such costs respectively. Capitalization of internal costs was discontinued April 1, 2013 when Tullow became the operator. Geological and geophysical costs incurred that are directly associated with specific unproved properties are capitalized in "Unevaluated properties excluded from amortization" and evaluated as part of the total capitalized costs associated with a prospect. The cost of unproved properties not being amortized is assessed to determine whether such properties have been impaired. In determining whether such costs should be impaired, we evaluate current drilling results and available geological and geophysical information. Any impairment assessed to unproved properties is added to the cost of proved properties. The unamortized cost of proved oil and gas properties is limited by the Full-Cost Ceiling Test.

        We exclude capitalized costs of unevaluated oil and gas properties from amortization. Geological and geophysical information pertaining to the Guinea concession was collected and evaluated and no reserves have been attributed to the Concession. In February 2012, we completed the drilling of the Sabu-1 well, which was determined to be non-commercial. As a result, we evaluated certain geological and geophysical related costs in unproved properties along with the drilling costs of the Sabu-1 well and moved $116.8 million to proved properties. As we have no proved reserves to include in the

HYPERDYNAMICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. INVESTMENT IN OIL AND GAS PROPERTIES (Continued)

Full-Cost Ceiling Test, the entire $116.8 million resulted in the full amortization of our proved oil and gas properties. The net costs associated with properties which remain unevaluated were $21.2 million and $39.3 million, as of June 30, 2013 and 2012, respectively. These costs are excluded from amounts subject to amortization.

        The following table provides detail of total capitalized costs for our Guinea Concession as of June 30, 2013 and 2012 (in thousands):

	June 30, 2013	June 30, 2012
Oil and Gas Properties:
Proved oil and gas Properties	$116,753	$116,312
Unproved oil and gas Properties	14,365	32,469
Other Equipment Costs	6,809	6,809

Total Oil and Gas Properties	137,927	155,590
Less—Accumulated depreciation, depletion and amortization costs	(116,753)	(116,312)

Unevaluated properties not subject to amortization	$21,174	$39,278

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

        During the year ended June 30, 2013, we incurred $5.4 million of geological and geophysical costs, primarily related to our 3D seismic acquisition and processing work which commenced in November 2011. During the year ended June 30, 2012, we incurred $28.6 million of geological and geophysical costs, primarily related to our 3D seismic acquisition and processing work which commenced in November 2011, and we incurred $90.8 million of other exploration costs for our Guinea Concession during the year ended June 30, 2012, primarily related to the drilling of our first well which commenced in October 2011.

Write-off of Prospective Investment Deposit

        We made payments of $5.0 million each in connection with a prospective oil and gas investment on September 20, 2011 and November 15, 2011. The $10.0 million in deposits were to have been credited on the purchase price of the prospective investment. As negotiations terminated without an agreement, we wrote off this deposit. The $10.0 million write off has been included as an operating expense in our Statement of Operations for the year ended June 30, 2012.

4. INVESTMENTS

        During the third and fourth quarters of fiscal 2013, we purchased a total of $15.5 million in debt securities which were classified as available-for-sale.

HYPERDYNAMICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. INVESTMENTS (Continued)

        The following is a summary of available-for-sale securities as of June 30, 2013 (in thousands):

	Amortized Cost	Unrealized gains (losses)	Fair Value (net)
US corporate debt securities	$15,477	$(94)	$15,383

Total available-for-sale	$15,477	$(94)	$15,383

        We had no securities classified as held-to-maturity as of June 30, 2013 and 2012. All $15.4 million in debt securities on hand as of June 30, 2013 will mature within one year or less.

        At each reporting date, the Company performs an evaluation of debt and equity securities to determine if the unrealized losses are other-than-temporary. As of June 30, 2013, no other-than-temporary losses have been recorded with regard to securities on hand as of June 30, 2013.

5. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

        Accounts payable and accrued expenses as of June 30, 2013 and 2012 include the following (in thousands):

	2013	2012
Accounts payable—Trade	$22,372	$21,965
Accrued payroll	215	4,220
Accrued—Other	15	419

	$22,602	$26,604

6. OTHER CURRENT ASSETS

        Other current assets as of June 30, 2013 and 2012 include the following (in thousands):

	2013	2012
Cash on deposit with payroll provider	$—	$3,429
Short-term deposits	21	25
Other	16	105

	$37	$3,559

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

HYPERDYNAMICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. WARRANT DERIVATIVE LIABILITY (Continued)

        As a result of this adoption, certain warrants previously treated as equity pursuant to the derivative treatment exemption are no longer afforded equity treatment because these warrants have an adjustment provision applicable to the exercise price that adjusted the exercise price downward in the event we subsequently issued common stock, stock warrants, stock options or convertible debt with a stock price, exercise price or conversion price lower than YA Global Investments, LP ("YA Global") exercise price, originally $16.00 per share (after giving effect to the 1-for-8 Reverse Stock Split effected July 1, 2013). As a result, the warrants are not considered indexed to our stock, and as such, all future changes in the fair value of these warrants were recognized currently in earnings in our consolidated statement of operations under the caption "Other income (expense)—Gain (loss) on warrant derivative liability" until such time as the warrants were exercised.

        The exercise price of certain warrants issued to YA Global, which were completely exercised prior to December 31, 2010, were subject to adjustment in the event we subsequently issue common stock, stock warrants, stock options or convertible debt with a stock price, exercise price or conversion price lower than YA Global's exercise price, originally $16.00 per share (after giving effect to the 1-for-8 Reverse Stock Split effected July 1, 2013). If these provisions had triggered, YA Global would have received warrants to purchase additional shares of common stock and a reduction in the exercise price of all their warrants.

        As such, effective July 1, 2009, we reclassified from additional paid-in capital, as a cumulative effect adjustment, $1,585,000 to Warrant Derivative Liability to recognize the fair value of the YA Global Warrants as if these warrants had been treated as a derivative liability since their issuance in February 2008.

        In September 2010, YA Global exercised 58,576 of these warrants on a cashless basis (after giving effect to the 1-for-8 Reverse Stock Split effected July 1, 2013). This reduced the derivative liability by $705,000 and increased additional paid-in capital by the same amount. During the six months ended December 31, 2010, we recognized a $771,000 non-cash loss related to the remaining YA Global warrants.

        In October 2010, YA Global exercised its remaining warrants into 20,201 shares of stock on a cashless basis (after giving effect to the 1-for-8 Reverse Stock Split effected July 1, 2013). As a result, we reduced the remaining derivative liability by $649,000 and increased additional paid-in capital by the same amount. No warrant derivative liability exists as of June 30, 2013 or 2012.

HYPERDYNAMICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. INCOME TAXES

        Federal Income taxes are not currently due since Hyperdynamics has had losses since inception. Components of deferred tax assets as of June 30, 2013 and 2012 are as follows (in thousands):

	2013	2012
Current deferred tax assets:
Other current deferred tax assets	$162	$60

Total current temporary differences	162	60
Less: valuation allowance	(162)	(60)

Net current deferred tax assets	$—	$—

Non-current deferred tax assets
Stock compensation	$2,314	$1,999
Property and Equipment	—	28
Oil and gas properties	20,244	46,194
Capital loss	143	—

Total non-current deferred tax assets	$22,701	$48,221

Non-current deferred tax liabilities
Property and Equipment	(21)	—

Net operating losses	28,006	22,751

	50,686	70,972
Less: valuation allowance	(50,686)	(70,972)

Net non-current deferred tax assets (liabilities)	$—	$—

        Deferred tax assets have been fully reserved due to determination that it is more likely than not that the Company will not be able to realize the benefit from them.

        Hyperdynamics has U.S. net operating loss carryforwards of approximately $92.9 million at June 30, 2013. The U.S. net operating losses contains excess tax benefits related to stock compensation in the amount of $2.2 million which have not been included in the financial statements.

        Internal Revenue Code Section 382 restricts the ability to use these carryforwards whenever an ownership change, as defined, occurs. Hyperdynamics incurred such an ownership change on January 14, 1998 and again on June 30, 2001. As a result of the first ownership change, Hyperdynamics' use of net operating losses as of January 14, 1998, of $949,000, is restricted to $151,000 per year. The availability of losses from that date through June 30, 2001 of $3,313,000 is restricted to $784,000 per year.

        The Company underwent a restructuring during fiscal 2012 that removed approximately $13.2 million of net operating losses from the U.S. consolidated tax return. It is unlikely that the entity where these net operating losses reside will ever generate U.S. taxable income sufficient to utilize any of these losses. Due to the existence of the valuation allowance, it is not expected that any possible limitation will have an impact on the results of operations or financial position of the Company. The U.S. net operating loss carryforwards expire from 2019 to 2033.

HYPERDYNAMICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. INCOME TAXES (Continued)

        The difference between the statutory tax rates and our effective tax rate is primarily due to the valuation allowance applied against our deferred tax assets generated by net operating losses. A reconciliation of the actual taxes to the U.S. statutory tax rate for the years ended June 30, 2013, 2012 and 2011 is as follows (in thousands):

	2013	2012	2011
Income tax (benefit) at the statutory federal rate (35%)	$(6,461)	$(52,256)	$(3,933)
Increase (decrease) resulting from nondeductible stock compensation	349	1,454	(515)
Reduction of net operating losses related to excess tax benefits from non-qualifying stock options	(68)	854	—
Increase (decrease) resulting from nontaxable gain on derivative liability	—	—	270
Deemed taxable income not recognized for book purposes from Tullow carried well costs	12,950	—	—
Non-deductible capital loss	7,875	—	—
Reserve against US net operating loss upon transfer of the Concession to non-US tax jurisdiction	5,485
Other, net	216	1,403	14
Change in valuation allowance	(20,346)	48,545	4,164

Net income tax expense	$—	$—	$—

        The following table summarizes the activity related to our gross unrecognized tax benefits from July 1, 2010 to June 30, 2013 (in thousands):

Federal, State and Foreign Tax
(In thousands)
Balance at July 1, 2010	$5,485
Additions to tax positions related to the current year	—
Additions to tax positions related to prior years	—
Statute expirations	—

Balance at June 30, 2011	$5,485

Additions to tax positions related to the current year	—
Additions to tax positions related to prior years	—
Statute expirations	—

Balance at June 30, 2012	$5,485

Additions to tax positions related to the current year	—
Additions to tax positions related to prior years	—
Statute expirations	—

Balance at June 30, 2013	$5,485

        The total unrecognized tax benefits that, if recognized, would affect our effective tax rate was $5,485 for the year ended June 30, 2013 and $0 for the years ended June 30, 2012, and June 30, 2011.

HYPERDYNAMICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. INCOME TAXES (Continued)

        Our policy is to include potential accrued interest and penalties related to unrecognized tax benefits within our income tax provision account. We have no accruals for the payment of interest, net of tax benefits, or penalties as of June 30, 2013, 2012, and 2011, respectively.

        We file income tax returns, including tax returns for our subsidiaries, with federal, state, local, and foreign jurisdictions. Our tax returns are subject to routine compliance review by the taxing authorities in the jurisdictions in which we file tax returns in the ordinary course of business. We consider the United States to be our most significant tax jurisdiction; however, the taxing authorities in Guinea may audit various tax returns. We currently have no ongoing federal or state audits. The normal statute of limitations for tax returns being available for IRS audit is three years from the filing date of the return. However, net operating losses are subject to adjustment upon utilization of the loss to offset taxable income regardless of when the net operating loss was generated. Therefore, all of our historic losses are subject to adjustment until they are utilized or expire. We do not believe there will be any decreases to our unrecognized tax benefits within the next twelve months.

9. SHAREHOLDERS' EQUITY

Series A Preferred Stock

        In January 2000, we issued 3,000 shares of Series A Convertible Preferred Stock for net proceeds of $2,604,190. The stated value was $1,000 per share and par value is $0.001. This series was non-voting and had a dividend rate of 4%, payable at conversion in either cash or shares of common stock, at Hyperdynamics' option. During 2000 and 2001, 1,055 shares were converted to common stock. As a result, 1,945 shares remained outstanding at June 30, 2010. By terms of the original agreement, the preferred shares were convertible into Hyperdynamics' common stock at a price equivalent to the lower of the trading price when purchased of $5.25 or 80% of the current 5-day trading average. All or any of the stock could be converted at any time at the holder's option. According to the terms of the agreement, all preferred shares outstanding as of January 30, 2002 were to be automatically converted to common stock. If the Series A stock had been converted at that time, approximately 607,750 shares of common stock would have been issued (after giving effect to the 1-for-8 Reverse Stock Split effected July 1, 2013). This conversion did not occur because of legal claims filed by both the Series A shareholders and Hyperdynamics against each other.

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

        On December 30, 2010, we entered into a settlement agreement pursuant to which we issued 29,930 shares of our common stock (after giving effect to the 1-for-8 Reverse Stock Split effected July 1, 2013) in connection with the conversion of 1,945 outstanding shares of Series A Preferred Stock. As part of the settlement, we were relieved of any Series A Preferred Stock dividend payments, two former officers agreed to the cancellation of an aggregate of 100,000 warrants which had an exercise price of $32.00 and 938 shares of our common stock were surrendered to us (in each case, after giving effect to the 1-for-8 Reverse Stock Split effected July 1, 2013). As a result of this agreement, we were not required to issue the full amount of convertible securities under the terms of the Series A

HYPERDYNAMICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. SHAREHOLDERS' EQUITY (Continued)

Preferred and we did not have to pay $372,000 of dividends we previously accrued as payable which represented accruals through September 30, 2004.

Common Stock issuances

        On July 1, 2013, the Company effected a reverse stock split in which each eight shares of the Company's common stock was reclassified and combined into one share of Common Stock. As such, we have retrospectively adjusted basic and diluted earnings per share, Common Stock, stock options and prices per share information for the Reverse Stock Split in all periods presented.

Year ended June 30, 2013

For exercise of options:

        During the year ended June 30, 2013, 95,000 options were exercised for cash at an exercise price of $3.92 for total gross proceeds of $0.4 million.

For exercise of warrants:

        There were no warrants exercised during the year ended June 30, 2013.

Shares Issued in Severance Agreement:

        On May 16, 2013, we issued 84,375 shares of our common stock with a fair value of $0.4 million to a former employee as part of a severance agreement. Sale of the shares is restricted for the first 6 months after which 37,500 of the shares issued are eligible to be sold. The remaining 46,875 shares become eligible to be sold 12 months from the date the shares were issued.

Year ended June 30, 2012

For cash:

        On February 2, 2012, we closed the sale of 1,250,000 shares of our common stock and warrants to purchase 1,250,000 shares of our common stock in a registered direct public offering. The net proceeds to us from the offering were approximately $28,162,000. The warrants had an exercise price of $28.00 per share, became exercisable in August 2012, and expired in April 2013.

For exercise of options:

        During the year ended June 30, 2012, 100,625 options were exercised for total gross proceeds of $670,000. The options were exercised at prices ranging from $2.48 to $16.00.

For exercise of warrants:

        During the year ended June 30, 2012, we issued 42,526 shares of common stock upon the cashless exercise of warrants to purchase 53,750 shares of common stock.

HYPERDYNAMICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. SHAREHOLDERS' EQUITY (Continued)

Year ended June 30, 2011

For cash:

        On November 3, 2010, we entered into a Stock Purchase Agreement with two institutional funds under management of affiliates of BlackRock (collectively, the "Investors") pursuant to which the Investors agreed to purchase an aggregate of 1,875,000 shares of our common stock at a purchase price of $16.00 per share in a private placement. At closing, we received approximately $29.9 million, net of offering costs.

        On March 25, 2011, we entered into an underwriting agreement providing for the offer and sale in a firm commitment underwritten offering of 3,125,000 shares of our common stock at a price to the public of $40.00 per share ($38.00 per share net of underwriting discount but before deducting transaction expenses). In addition, we granted to the Underwriter a 45-day option to purchase up to 468,750 additional shares of common stock from us at the offering price, less underwriting discounts and commissions. On March 25, 2011, the Underwriter exercised its option with respect to all 468,750 shares.

        Closing of the sale of the shares of common stock, including the 468,750 shares purchased pursuant to exercise of the option by the Underwriter, was held on March 30, 2011. The Company received net proceeds, after underwriting discounts and commissions, and other transaction expenses, of approximately $136.1 million.

For exercise of options:

        During the year ended June 30, 2011, 107,327 options were exercised for total gross proceeds of $906,000. The options were exercised at prices ranging from $1.92 to $16.00.

For exercise of warrants:

        During the year ended June 30, 2011, 770,527 warrants were exercised for total gross proceeds of $7,709,000. The warrants were exercised at prices ranging from $7.84 to $12.64. Additionally, during the year ended June 30, 2011, we issued 48,106 and 21,964 shares of common stock to YA Global and a prior executive respectively upon the cashless exercise of warrants to purchase 87,778 and 30,000 shares of common stock respectively.

Issuance of common stock in Series A settlement:

        On December 30, 2010, we entered into a litigation settlement whereby we issued 29,930 shares of our common stock.

10. STOCK OPTIONS AND WARRANTS

        On July 1, 2013, the Company effected a reverse stock split in which each eight shares of the Company's common stock was reclassified and combined into one share of Common Stock. As such, we have retrospectively adjusted basic and diluted earnings per share, Common Stock, stock options and prices per share information for the Reverse Stock Split in all periods presented.

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

        The 2010 Plan provides for the grants of shares of common stock, restricted stock or incentive stock options and/or nonqualified stock options to purchase our common stock to selected employees, directors, officers, agents, consultants, attorneys, vendors and advisors of ours' or of any parent or subsidiary thereof. Shares of common stock, options, or restricted stock can only be granted under this plan within 10 years from the effective date of February 18, 2010. A maximum of 1,250,000 shares are issuable under the 2010 Plan and at June 30, 2013, 345,906 shares remained available for issuance (in each case, after giving effect to the 1-for-8 Reverse Stock Split effected July 1, 2013).

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

        Stock Options (All share and per share amounts in this section have been adjusted to reflect the 1-for-8 reverse stock split effected on July 1, 2013)

        The following table provides information about options during the years ended June 30:

	2013	2012	2011
Number of options granted	247,197	534,182	363,315
Compensation expense recognized	$2,615,498	$5,024,825	$2,175,625
Compensation cost capitalized	809,309	1,745,344	973,730
Weighted average fair value of options outstanding	$8.68	$16.72	$14.80

HYPERDYNAMICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. STOCK OPTIONS AND WARRANTS (Continued)

        The following table details the significant assumptions used to compute the fair market values of employee and director stock options granted during the years ended June 30:

	2013	2012	2011
Risk-free interest rate	0.07 - 0.96%	0.11 - 0.91%	1.11 - 2.68%
Dividend yield	0%	0%	0%
Volatility factor	80 - 123%	105 - 129%	91 - 146%
Expected life (years)	0.5 - 3.5	0.25 - 3.25	0.9 - 6.0

        Summary information regarding employee stock options issued and outstanding under all plans as of June 30, 2013 is as follows:

	Options	Weighted Average Share Price	Aggregate intrinsic value	Weighted average remaining contractual life (years)
Outstanding at year ended July 1, 2010	1,006,095	$7.28	$2,589,600	6.20
Granted	363,315	33.20
Exercised	(107,327)	8.80
Forfeited	(54,757)	7.20
Expired	(47,970)	17.92

Outstanding at year ended June 30, 2011	1,159,356	$14.80	$23,558,086	5.65

Granted	534,182	20.56
Exercised	(100,625)	6.64
Forfeited	(31,000)	44.08

Options outstanding at year ended June 30, 2012	1,561,913	$16.72	$1,145,800	4.62

Granted	247,197	4.49
Exercised	(95,000)	3.92
Forfeited	(272,583)	25.66
Expired	(80,018)	24.61

Options outstanding at year ended June 30, 2013	1,361,509	13.12	$52,277	3.26

Options exercisable at year ended June 30, 2013	756,461	$16.16	$12,000	3.22

HYPERDYNAMICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. STOCK OPTIONS AND WARRANTS (Continued)

Options outstanding and exercisable as of June 30, 2013

Exercise Price	Outstanding Number of Shares	Remaining Life	Exercisable Number of Shares
$1.92 - 4.00	292,500	1 year	122,083
$1.92 - 4.00	174,071	5 years	6,250
$4.01 - 10.00	149,479	1 year	149,479
$4.01 - 10.00	190,684	4 years	46,270
$4.01 - 10.00	46,125	7 years	46,125
$10.01 - 15.00	106,375	1 year	106,375
$10.01 - 15.00	15,000	4 years	12,500
$15.01 - 20.00	20,000	7 years	18,333
$20.01 - 25.00	14,875	1 year	12,375
$20.01 - 25.00	17,875	7 years	17,875
$25.01 - 30.00	102,500	1 year	27,500
$25.01 - 30.00	33,750	7 years	28,333
$30.01 - 35.00	28,338	1 year	28,338
$30.01 - 35.00	38,125	3 years	19,063
$30.01 - 35.00	64,312	8 years	64,312
$35.01 - 40.00	44,375	3 years	28,125
$40.01 - 45.00	11,875	1 year	11,875
$40.01 - 45.00	11,250	7 years	11,250

	1,361,509		756,461

HYPERDYNAMICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. STOCK OPTIONS AND WARRANTS (Continued)

Options outstanding and exercisable as of June 30, 2012

Exercise Price	Outstanding Number of Shares	Remaining Life	Exercisable Number of Shares
$0.01 - 8.00	5,000	1 year or less	5,000
$0.01 - 8.00	453,334	2 years	205,104
$0.01 - 8.00	230,431	5 years	—
$8.01 - 16.00	158,875	2 years	143,833
$8.01 - 16.00	3,750	5 years	—
$8.01 - 16.00	93,833	8 years	67,583
$16.01 - 24.00	9,625	5 years	—
$16.01 - 24.00	35,000	8 years	24,375
$24.01 - 32.00	123,750	4 years	—
$24.01 - 32.00	63,875	8 years	37,979
$32.01 - 40.00	147,875	4 years	—
$32.01 - 40.00	195,315	9 years	78,907
$40.01 - 48.00	12,500	1 year or less	12,500
$40.01 - 48.00	13,750	9 years	6,250
$48.01 - 56.00	3,750	9 years	1,875
$56.01 - 64.00	11,250	9 years	3,750

	1,561,913		587,156

        At June 30, 2013, there was $1.5 million of unrecognized compensation costs related to non-vested share based compensation arrangements granted to employees under the plans.

        During 2013, a total of 335,447 options, with a weighted average grant date fair value of $11.17 per share, vested in accordance with the underlying agreements. Unvested options at June 30, 2013 totaled 605,048 with a weighted average grant date fair value of $5.28, an amortization period of two to three years and a weighted average remaining life of 3.33 years.

        Liability Awards (All share and per share amounts in this section have been adjusted to reflect the 1-for-8 reverse stock split effected on July 1, 2013)

        During the first quarter of 2012, our Board of Directors approved an increase in authorized shares under the 2010 Plan from 625,000 to 1,250,000 subject to shareholder approval. Prior to receiving shareholder approval, we reached the limit of shares available under the 2010 Plan during the first quarter of fiscal 2012, at which point we concluded that all additional awards granted should be classified as liabilities until shareholders approved the increase in the maximum shares issuable under the 2010 plan. Pending shareholder approval of the amended 2010 Plan, we granted options to purchase 147,565 shares of our common stock to employees. The 2010 Plan was amended by a shareholder vote to increase issuable shares from 625,000 to 1,250,000 on February 17, 2012. The fair value on the date of modification was reclassified from a liability classification to equity. As of the modification date, we have recalculated the fair value of the awards and will amortize the unrecognized expense over the remaining vesting period.

HYPERDYNAMICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. STOCK OPTIONS AND WARRANTS (Continued)

        The following table details the significant assumptions used to compute the fair market value of awards modified as of February 17, 2012:

2012
Risk-free interest rate	0.42%
Dividend yield	0%
Volatility factor	129%
Expected life (years)	2.5 - 3.2

        Warrants (All share and per share amounts in this section have been adjusted to reflect the 1-for-8 reverse stock split effected on July 1, 2013)

Year ended June 30, 2013:

        On November 21, 2012, warrants to purchase a total of 6,375 shares of our common stock were granted at an exercise price of $7.84. The warrants were immediately exercisable and have a term of 24 months from the date they were granted. The exercise price of the warrants may be adjusted in the case of stock splits, stock dividends or combinations of shares, or in the event the Company issues rights, options or warrants to all holders of the Company's common stock with an exercise or purchase price less than the volume weighted average price of the Company's shares on the record date. The warrants are considered indexed to our common stock and therefore are not considered a derivative. The warrants issued to the investors had a fair value of $16,000. The fair value of the warrants was determined using the Black-Scholes option pricing model. The following table details the significant assumptions used to compute the fair market value of the warrants:

2013
Risk-free interest rate	0.17%
Dividend yield	0%
Volatility factor	114%
Expected life (months)	12

Year ended June 30, 2012:

        As a result of the equity transaction in February 2012, the Company issued warrants to purchase a total of 1,250,000 shares of its common stock to institutional investors. The warrants have an exercise price of $28.00 per share, a term of 14 months from the date they were granted, and are exercisable 6 months following the close of the transaction. The exercise price of the warrants may be adjusted in the case of stock splits, stock dividends or combinations of shares, or in the event the Company issues rights, options or warrants to all holders of the Company's common stock with an exercise or purchase price less than the volume weighted average price of the Company's shares on the record date. The warrants are considered indexed to our common stock and therefore are not considered a derivative. The warrants issued to the investors had a fair value of $7,820,000. The fair value of the 1,250,000 shares issued in the transaction was $22,180,000 based upon the market price on the transaction date. The fair value of the warrants was determined using the Black-Scholes option pricing model. The

HYPERDYNAMICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. STOCK OPTIONS AND WARRANTS (Continued)

following table details the significant assumptions used to compute the fair market value of the warrants:

2012
Risk-free interest rate	0.15%
Dividend yield	0%
Volatility factor	105%
Expected life (months)	14

Year ended June 30, 2011:

        During the fiscal year ended June 30, 2011, holders of warrants exercised an aggregate of 888,304 warrants with exercise prices ranging from $7.84 to $12.64 per share for total proceeds to us of $7,709,000, and 12,500 warrants held by former executives with a weighted average price of $32.00 were cancelled during the year. Additionally, YA Global exercised the remaining 87,778 of its warrants on a cashless basis and received 48,106 shares of our common stock.

        Summary information regarding common stock warrants issued and outstanding as of June 30, 2013 is as follows:

	Warrants	Weighted Average Share Price	Aggregate intrinsic value	Weighted average remaining contractual life(years)
Outstanding at year ended July 1, 2010	1,383,141	$10.00	$1,168,000	3.93
Granted	—	—
Exercised	(888,304)	9.60
Expired	(12,500)	32.00

Outstanding at year ended June 30, 2011	482,337	$10.08	$11,737,345	3.03

Granted	1,250,000	28.00
Exercised	(53,750)	7.20
Expired	—	—

Outstanding at year ended June 30, 2012	1,678,587	$23.52	$—	1.08

Granted	6,375	7.84
Exercised	—	—
Expired	(1,250,000)	28.00

Outstanding at year ended June 30, 2013	434,962	10.40	—	1.02

HYPERDYNAMICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. STOCK OPTIONS AND WARRANTS (Continued)

Warrants outstanding and exercisable as of June 30, 2013

Exercise Price	Outstanding Number of Shares	Remaining Life	Exercisable Number of Shares
$7.20	351,250	1 year	351,250
$7.84	7,729	1 year	7,729
$12.64	25,983	2 years	25,983
$32.00	50,000	1 year	50,000

	434,962		434,962

Warrants outstanding and exercisable as of June 30, 2012

Exercise Price	Outstanding Number of Shares	Remaining Life	Exercisable Number of Shares
$7.20	351,250	2 years	351,250
$7.84	1,354	2 years	1,354
$12.64	25,983	3 years	25,983
$28.00	1,250,000	Less than1 year	—
$32.00	50,000	2 years	50,000

	1,678,587		428,587

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

Shareholder Lawsuits

        On April 2, 2012, a lawsuit styled as a class action was filed in the U.S. District Court for the Southern District of Texas against us and our chief executive officer alleging that we made false and misleading statements that artificially inflated our stock prices. The lawsuit alleges, among other things, that we misrepresented the prospects and progress of our drilling operations, including our drilling of the Sabu-1 well and plans to drill the Baraka-1 well off the coast of the Republic of Guinea. The lawsuit seeks damages based on Sections 10(b) and 20 of the Securities Exchange Act of 1934, although the specific amount of damages is not specified. On June 1 and June 4, 2012, a number of parties

HYPERDYNAMICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. COMMITMENTS AND CONTINGENCIES (Continued)

made application to the Court to be appointed as lead plaintiff, and a lead plaintiff was appointed by the Court. On April 22, 2013, the lead plaintiff appointed by the Court filed a motion to withdraw as lead plaintiff. On June 12, 2013 the Court accepted the withdrawal of the lead plaintiff and appointed a new lead plaintiff to represent the class. On August 13, 2013, the newly appointed lead plaintiff also filed a motion to withdraw as lead plaintiff. The Court has not yet acted on that motion. We have assessed the status of this matter and have concluded that an adverse judgment remains reasonably possible, but not probable. As a result, no provision has been made in the consolidated financial statements. Given the early stage of this dispute, we are unable to estimate a range of possible loss; however, in our opinion, the outcome of this dispute will not have a material effect on our financial condition and results of operations.

        On April 5, 2012, a purported derivative action was filed in the District Court of Harris County, Texas, against all of our directors. The petition alleges that the directors breached their fiduciary duties in connection with positive statements about our drilling operations and the Guinea Concession and disclosures related to material weaknesses that we identified in our financial controls. The plaintiff sought unspecified damages against our directors including restitution and disgorgement of profits and advances based on asserted causes of action for breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets. The derivative plaintiff sought to proceed on behalf of Hyperdynamics and did not request any damages from us in his action. On July 12, 2012, we and our directors filed special exceptions to the derivative lawsuit arguing that the plaintiff failed to plead sufficient facts to show that demand should not be made on the board prior to the filing of such a lawsuit. In response, the plaintiff amended his petition on August 13, 2012. On September 21, 2012, we and our directors renewed our special exceptions to the plaintiff's amended petition, and our motion was granted at a hearing before the court. The court allowed plaintiff another opportunity to plead his case, and plaintiff was due to file an amended petition on April 26, 2013. However, on April 25, 2013, plaintiff filed a motion to voluntarily dismiss his lawsuit without prejudice.

Iroquois Lawsuit

        On May 9, 2012, a lawsuit was filed in the Supreme Court of the State of New York against us and all of our directors. The plaintiffs, five hedge funds that invested in us in early 2012, allege that we breached an agreement with the plaintiffs, and that we and the directors made certain negligent misrepresentations relating to our drilling operations. Among other claims, the plaintiffs allege that we misrepresented the status of our drilling operations and the speed with which the drilling would be completed. The plaintiffs advance claims for breach of contract and negligent misrepresentation and seek damages in the amount of $18.5 million plus pre-judgment interest. On July 12, 2012, we and the directors moved to dismiss the suit for failure to state a claim as to all defendants and for lack of personal jurisdiction over the director defendants. On June 19, 2013, the judge dismissed the negligent misrepresentation claim but declined to dismiss the breach of contract claim. The negligent misrepresentation claim was dismissed without prejudice, meaning plaintiffs could attempt to refile it. On August 12, 2013, the plaintiffs filed an amended complaint. That complaint names only us and seeks recovery for alleged breaches of contract. We filed an answer to the plaintiffs amended complaint on September 9, 2013. The maximum possible loss is the full amount of $18.5 million plus interest accrued thereon until judgment. We, however, have assessed the status of this matter and have concluded that although an adverse judgment is reasonably possible, it is not probable. As a result, no

HYPERDYNAMICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. COMMITMENTS AND CONTINGENCIES (Continued)

provision has been made in the consolidated financial statements. In our opinion, the outcome of this dispute will not have a material effect on our financial condition and results of operations.

AGR Lawsuit

        On June 21, 2012, our wholly-owned subsidiary, SCS, filed suit against AGR following unsuccessful negotiations to address the cost overruns associated with the Sabu-1 well drilled off the coast of the Republic of Guinea. The suit was filed in London, England in the High Court of Justice, Queen's Bench Division, Technology and Construction Court. SCS is seeking to recover damages and other relief from AGR for claims of mismanagement of the drilling of the Sabu-1 well and various breaches of contract that resulted in the cost overruns. Among other things, the lawsuit alleges that AGR mismanaged the selection, reconditioning and crew staffing for the Jasper Explorer drilling rig used to drill the Sabu-1 well, mismanaged other subcontractor relationships, failed to seek cost relief from its subcontractors, and failed to return to SCS inventory purchased by SCS but not used in the drilling of Sabu-1 well. On October 1, 2012, AGR filed a defense denying SCS's allegations and asserting a counterclaim for $22.2 million which AGR alleges to be the outstanding amount owed on the Sabu-1 drilling project, and seeking other unspecified damages and relief, including damages for loss of management time and associated expenses, a full indemnity for a claim brought by Jasper against AGR, and interest on any damages awarded. SCS filed a reply to AGR's defense on December 3, 2012 and responded by denying AGR's counterclaim. At a hearing on May 24, 2013, the Court consolidated this matter with a pending matter between Jasper Drilling Private Limited, the owner of the Jasper Explorer drilling rig, and AGR, and established a pretrial schedule contemplating one trial for both matters in June 2014.

        As of June 30, 2013 $19.2 million remains in an escrow account established to fund the well drilling project. As described above, our claim against AGR seeks recovery of monies paid out as a result of AGR's mismanagement of the project. In addition to the amounts paid, to comply with relevant accounting rules, we have accrued an additional $21.5 million of costs on a gross basis for costs AGR claims are associated with the drilling of the Sabu-1 well. We have not paid these funds to AGR and dispute AGR's entitlement to these funds. Additionally, AGR holds $8.8 million on a gross basis of excess materials acquired during the drilling of the Sabu-1 well. We dispute AGR's entitlement to these assets. Finally, an additional amount of $9.5 million on a gross basis or $7.3 million based on the 77% interest we then held is sought by AGR. Because of our claim, and because we dispute the validity of these charges, we have not accrued for this amount. We have assessed the status of AGR's claims and have concluded that although an adverse judgment is reasonably possible, it is not probable. As a result, no provision for the $9.5 million has been made in the consolidated financial statements. In our opinion, the outcome of this dispute will not have a material effect on our financial condition and results of operations.

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

HYPERDYNAMICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. COMMITMENTS AND CONTINGENCIES (Continued)

        The following is a schedule by years of minimum future rental payments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of June 30, 2013 (in thousands):

Years ending June 30:
2014	420
2015	284
2016	—
2017	—
2018	—

Total minimum payments required	$704

        Rent expense included in net loss from operations for the years ended June 30, 2013, 2012, and 2011 was $443,000, $483,000 and $295,000, respectively.

12. QUARTERLY RESULTS (UNAUDITED)

        Shown below are selected unaudited quarter data for the years ended June 30, 2013 and 2012 (in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2013:
Depreciation	$183	$176	$152	$119
General, administrative and other operating	5,570	4,890	2,650	4,364
Full amortization of proved oil and gas properties	441	—	—	—
Loss from operations	(6,194)	(5,066)	(2,802)	(4,483)
Net loss	(6,190)	(5,064)	(2,798)	(4,409)
Basic and diluted loss per common share(1):	$(0.30)	$(0.24)	$(0.13)	$(0.21)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2012:
Depreciation	$179	$241	$230	$177
General, administrative and other operating	4,352	5,726	4,893	7,091
Full amortization of proved oil and gas properties	—	—	112,145	4,167
Write-off of prospective investment deposit	—	—	10,000	—
Loss from operations	(4,531)	(5,967)	(127,268)	(11,435)
Net loss	(4,376)	(6,323)	(127,198)	(11,416)
Basic and diluted loss per common share(1):	$(0.22)	$(0.32)	$(6.24)	$(0.55)

(1)
All share amounts and computations using such amounts have been retroactively adjusted to reflect the July 1, 2013 1-for-8 reverse stock split.

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

        Future cash flows beginning in for 2010 would be computed by applying average price for the year to the year-end quantities of proved reserves. The average price for the year would be calculated using the twelve month period prior to the ending date of the period covered by the report, determined as an unweighted arithmetic average of the first day of the month price for each month within such period. The Company had no proved reserves in 2013, 2012, and 2011.

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

HYPERDYNAMICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED) (Continued)

Capitalized Costs Related to Oil and Gas Activities

        Aggregate capitalized costs relating to our crude oil and natural gas producing activities, including asset retirement costs and related accumulated depreciation, depletion & amortization are shown below (in thousands):

	United States	Republic of Guinea	Total
June 30, 2013
Unproved properties	$—	$21,174	21,174
Proved properties	—	116,753	116,753

	—	137,927	137,927
Less accumulated DD&A	—	(116,753)	(116,753)

Net capitalized costs	$—	$21,174	21,174

June 30, 2012
Unproved properties	$—	$39,278	$39,278
Proved properties	—	116,312	116,312

	—	155,590	155,590
Less accumulated DD&A	—	(116,312)	(116,312)

Net capitalized costs	$—	$39,278	39,278

June 30, 2011
Unproved properties	$—	$36,200	$36,200
Proved properties	—	—	—

	—	36,200	36,200
Less accumulated DD&A	—	—	—

Net capitalized costs	$—	$36,200	$36,200

HYPERDYNAMICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED) (Continued)

Costs Incurred in Oil and Gas Activities

        Costs incurred in connection with our crude oil and natural gas acquisition, exploration and development activities are shown below (in thousands):

	United States		Republic of Guinea	Total
June 30, 2013
Property acquisition:
Unproved		$—	$—	$—
Proved		—	441	441
Exploration		—	5,381	5,381
Development		—	—	—

Total costs incurred	$		$5,822	$5,822

June 30, 2012
Property acquisition:
Unproved		$—	$—	$—
Proved		—	90,834	90,834
Exploration		—	28,556	28,556
Development		—	—	—

Total costs incurred	$		$119,390	$119,390

June 30, 2011
Property acquisition:
Unproved		$—	$9,226	$9,226
Proved		—	—	—
Exploration		—	26,882	26,882
Development		—	—	—

Total costs incurred		$—	$36,108	$36,108

Proved Reserves

        We do not hold any proved reserves as of June 30, 2013 and 2012.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Not applicable

Item 9A.    Controls and Procedures

        We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

        In fiscal year 2012, we identified certain control deficiencies resulting from the lack of effective detective and monitoring controls being designed within internal control over financial reporting. Such deficiencies related to oversight and review of financial information in the area of income taxes.

        Subsequently, during the fiscal year ended June 30, 2013, changes were made to our internal control over financial reporting for income taxes. Such changes to internal control included additional review and oversight controls over the reporting for income taxes. As a result of these changes in internal control, we have concluded that the fiscal year 2012 deficiencies related to the oversight and review of financial information in the area of income taxes have been remediated as of June 30, 2013.

        Management assessed the effectiveness of the Company's internal control over financial reporting as of June 30, 2013. In making this assessment, management used the criteria for internal control over financial reporting described in Internal Control—Integrated Framework (1992) by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Management's assessment included an evaluation of the design of the Company's internal control over financial reporting and testing of the operating effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of the Company's Board of Directors. Based on this assessment, management has concluded that, as of June 30, 2013, the Company's internal control over financial reporting was effective.

Item 9B.    Other Information.

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        The information required by this item will be included in our proxy statement for the 2013 Annual Meeting of Stockholders and is incorporated herein by reference thereto.

Item 11.    Executive Compensation.

        The information required by this item will be included in our proxy statement for the 2013 Annual Meeting of Stockholders and is incorporated herein by reference thereto.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The information required by this item will be included in our proxy statement for the 2013 Annual Meeting of Stockholders and is incorporated herein by reference thereto.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

        The information required by this item will be included in our proxy statement for the 2013 Annual Meeting of Stockholders and is incorporated herein by reference thereto.

Item 14.    Principal Accounting Fees and Services

        The information required by this item will be included in our proxy statement for the 2013 Annual Meeting of Stockholders and is incorporated herein by reference thereto.

Part IV

Item 15.    Exhibits, Financial Statement Schedules

(A)

Exhibit Number		Description
3.1.1		Certificate of Incorporation(1)

3.1.2		Certificate of Amendment of Certificate of Incorporation, dated January 21, 1997(1)

3.1.3		Certificate of Amendment of Certificate of Incorporation, dated September 20, 1999(1)

3.1.4		Certificate of Amendment of Certificate of Incorporation, dated December 22, 2003(1)

3.1.5		Certificate of Amendment of Certificate of Incorporation, dated March 11, 2011(2)

3.1.6		Certificate of Amendment of Certificate of Incorporation, dated June 28, 2013(20)

3.1.7		Series B Certificate of Designation(4)

3.2		Amended and Restated By-laws(16)

4.1		Form of Common Stock Certificate(3)

4.2		Form of Common Stock Purchase Warrant issued to investors on February 2, 2012(19)

10.1		Hydrocarbon Production Sharing Contract (PSA) between SCS Corporation and the Republic of Guinea, dated September 22, 2006(5)

10.2		Amendment No. 1 to the Hydrocarbons Production Sharing Contract between SCS Corporation and the Republic of Guinea, dated March 25, 2010(8)

10.3	*	Amended and Restated Employment Agreement between Hyperdynamics and Ray Leonard, effective as of July 23, 2012(6)

10.4		Sale and Purchase Agreement between Hyperdynamics Corporation and Dana Petroleum (E&P) Limited, effective as of December 4, 2009(9)

10.5		Operating Agreement between SCS Corporation and Dana Petroleum (E&P) Limited, dated January 28, 2010(13)

10.6		Lease Agreement between Hyperdynamics Corporation and Parkway Properties LP, dated December 29, 2009(14)

10.7	*	2010 Equity Incentive Plan as amended(11)

10.8	*	Form of Incentive Stock Option Agreement(7)

10.9	*	Form of Non-Qualified Stock Option Agreement(7)

10.10	*	Form of Restricted Stock Agreement(7)

10.11		Contract Number: AGR/C105/10 between SCS Corporation and AGR Peak Well Management Limited for Provision of Well Construction Management Services, including LOGIC General Conditions as Appendix I(10)

10.12		Employment Agreement between Hyperdynamics and Paul C. Reinbolt effective August 8, 2011(17)

10.13		Agreement for the Supply of Marine Seismic Data Application and Processing Services, dated September 20, 2011 between SCS Corporation and CGG Veritas Services SA(18)

Exhibit Number		Description
10.14		Form of Securities Purchase Agreement, dated January 30, 2012, between Hyperdynamics Corporation and investors in the offering(19)

10.15		Placement Agency Agreement, dated January 30, 2012, by and between Hyperdynamics Corporation and Rodman & Renshaw, LLC(19)

10.16		Purchase and Sale Agreement between SCS Corporation Ltd. and Tullow Guinea Ltd., dated November 20, 2012.(12)

10.17		Joint Operating Agreement Novation and Amendment Agreement relating to the Operating Agreement for the Hydrocarbon Production Sharing Contract, offshore Guinea, between SCS Corporation Ltd., Dana Petroleum E&P Limited, and Tullow Guinea Ltd. dated December 31, 2012.(15)

10.18		Parent Company Guarantee between Tullow Oil plc and SCS Corporation Ltd., dated December 31, 2012(15)

14.1	**	Code of Ethics

21.1	**	Subsidiaries of the Registrant

23.1	**	Consent of Deloitte & Touche LLP

31.1	**	Certification of Chief Executive Officer of Hyperdynamics Corporation required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	**	Certification of Chief Financial Officer of Hyperdynamics Corporation required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	**	Certification of Chief Executive Officer of Hyperdynamics Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

32.2	**	Certification of Principal Financial Officer of Hyperdynamics Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

101.INS		XBRL Instance Document(21)

101.SCH		XBRL Taxonomy Extension Schema Document(21)

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document(21)

101.DEF		XBRL Taxonomy Extension Definitions Linkbase Document(21)

101.LAB		XBRL Taxonomy Extension Label Linkbase Document(21)

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document(21)

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

(20)
Incorporated by reference to Form 8-K filed on June 28, 2013.

(21)
Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, and is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended and otherwise is not subject to liability under these sections.

(B)

FINANCIAL STATEMENT SCHEDULES

        The financial statement schedules required by this item are set forth in the notes to our financial statements set forth on page F-1.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HYPERDYNAMICS CORPORATION
September 10, 2013	/s/ RAY LEONARD Ray Leonard President, CEO and Director

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

September 10, 2013	/s/ ROBERT A. SOLBERG Robert A. Solberg Non-Executive Chairman and Director
September 10, 2013	/s/ RAY LEONARD Ray Leonard President, CEO and Director
September 10, 2013	/s/ WILLIAM STRANGE William Strange Director
September 10, 2013	/s/ FRED ZEIDMAN Fred Zeidman Director
September 10, 2013	/s/ DAVID OWEN David Owen Director
September 10, 2013	/s/ HERMAN COHEN Herman Cohen Director

September 10, 2013	/s/ IAN NORBURY Ian Norbury Director
September 10, 2013	/s/ PAUL REINBOLT Paul Reinbolt Executive Vice President and Chief Financial Officer
September 10, 2013	/s/ DAVID WESSON David Wesson Principal Accounting Officer

Exhibit Index

Exhibit Number		Description
3.1.1		Certificate of Incorporation(1)

3.1.2		Certificate of Amendment of Certificate of Incorporation, dated January 21, 1997(1)

3.1.3		Certificate of Amendment of Certificate of Incorporation, dated September 20, 1999(1)

3.1.4		Certificate of Amendment of Certificate of Incorporation, dated December 22, 2003(1)

3.1.5		Certificate of Amendment of Certificate of Incorporation, dated March 11, 2011(2)

3.1.6		Certificate of Amendment of Certificate of Incorporation, dated June 28, 2013(20)

3.1.7		Series B Certificate of Designation(4)

3.2		Amended and Restated By-laws(16)

4.1		Form of Common Stock Certificate(3)

4.2		Form of Common Stock Purchase Warrant issued to investors on February 2, 2012(19)

10.1		Hydrocarbon Production Sharing Contract (PSA) between SCS Corporation and the Republic of Guinea, dated September 22, 2006(5)

10.2		Amendment No. 1 to the Hydrocarbons Production Sharing Contract between SCS Corporation and the Republic of Guinea, dated March 25, 2010(8)

10.3	*	Amended and Restated Employment Agreement between Hyperdynamics and Ray Leonard, effective as of July 23, 2012(6)

10.4		Sale and Purchase Agreement between Hyperdynamics Corporation and Dana Petroleum (E&P) Limited, effective as of December 4, 2009(9)

10.5		Operating Agreement between SCS Corporation and Dana Petroleum (E&P) Limited, dated January 28, 2010(13)

10.6		Lease Agreement between Hyperdynamics Corporation and Parkway Properties LP, dated December 29, 2009(14)

10.7	*	2010 Equity Incentive Plan as amended(11)

10.8	*	Form of Incentive Stock Option Agreement(7)

10.9	*	Form of Non-Qualified Stock Option Agreement(7)

10.10	*	Form of Restricted Stock Agreement(7)

10.11		Contract Number: AGR/C105/10 between SCS Corporation and AGR Peak Well Management Limited for Provision of Well Construction Management Services, including LOGIC General Conditions as Appendix I(10)

10.12		Employment Agreement between Hyperdynamics and Paul C. Reinbolt effective August 8, 2011(17)

10.13		Agreement for the Supply of Marine Seismic Data Application and Processing Services, dated September 20, 2011 between SCS Corporation and CGG Veritas Services SA(18)

10.14		Form of Securities Purchase Agreement, dated January 30, 2012, between Hyperdynamics Corporation and investors in the offering(19)

Exhibit Number		Description
10.15		Placement Agency Agreement, dated January 30, 2012, by and between Hyperdynamics Corporation and Rodman & Renshaw, LLC(19)

10.16		Purchase and Sale Agreement between SCS Corporation Ltd. and Tullow Guinea Ltd., dated November 20, 2012.(12)

10.17		Joint Operating Agreement Novation and Amendment Agreement relating to the Operating Agreement for the Hydrocarbon Production Sharing Contract, offshore Guinea, between SCS Corporation Ltd., Dana Petroleum E&P Limited, and Tullow Guinea Ltd. dated December 31, 2012.(15)

10.18		Parent Company Guarantee between Tullow Oil plc and SCS Corporation Ltd., dated December 31, 2012(15)

14.1	**	Code of Ethics

21.1	**	Subsidiaries of the Registrant

23.1	**	Consent of Deloitte & Touche LLP

31.1	**	Certification of Chief Executive Officer of Hyperdynamics Corporation required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	**	Certification of Chief Financial Officer of Hyperdynamics Corporation required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	**	Certification of Chief Executive Officer of Hyperdynamics Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

32.2	**	Certification of Principal Financial Officer of Hyperdynamics Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

101.INS		XBRL Instance Document(21)

101.SCH		XBRL Taxonomy Extension Schema Document(21)

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document(21)

101.DEF		XBRL Taxonomy Extension Definitions Linkbase Document(21)

101.LAB		XBRL Taxonomy Extension Label Linkbase Document(21)

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document(21)

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

(20)
Incorporated by reference to Form 8-K filed on June 28, 2013.

(21)
Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, and is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended and otherwise is not subject to liability under these sections.