Form 10-Q
period 2013-09-30
HYPERDYNAMICS CORP
filed 2013-11-12
CIK 937136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934:

For the quarterly period ended September 30, 2013

or

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

As of November 6, 2013, 21,046,591 shares of common stock, $0.001 par value, were outstanding.

HYPERDYNAMICS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Number of Shares and Per Share Amounts)

(Unaudited)

	September 30, 2013	June 30, 2013

ASSETS
Current assets:
Cash and cash equivalents	$23,138	$26,468
Available-for-sale securities	15,189	15,383
Accounts receivable — joint interest	589	754
Prepaid expenses	459	637
Other current assets	—	37
Total current assets	39,375	43,279

Property and equipment, net of accumulated depreciation of $1,572 and $1,462	707	710
Oil and gas properties, using full-cost accounting:
Proved properties	116,753	116,753
Unevaluated properties excluded from amortization	20,885	21,174
	137,638	137,927
Less- accumulated depreciation, depletion and amortization	(116,753)	(116,753)
	20,885	21,174
Other Assets:
Restricted cash	19,192	19,190
Deposits	15	15
Total assets	$80,174	$84,368

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$22,573	$22,602
Total current liabilities	22,573	22,602

Other non-current liabilities	80	92
Total liabilities	22,653	22,694

Commitments and contingencies (Note 7)	—	—

Shareholders’ equity:
Preferred stock, $0.001 par value; 20,000,000 authorized, 0 shares issued and outstanding	—	—
Common stock, $0.001 par value, 43,750,000 shares authorized; 21,046,591 and 21,046,591 shares issued and outstanding, respectively	169	169
Additional paid-in capital	316,519	316,235
Accumulated other comprehensive loss	(77)	(94)
Accumulated deficit	(259,090)	(254,636)
Total shareholders’ equity	57,521	61,674
Total liabilities and shareholders’ equity	$80,174	$84,368

The accompanying notes are an integral part of these condensed consolidated financial statements.

HYPERDYNAMICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Number of Shares and Per Share Amounts)

(Unaudited)

	Three Months Ended September 30,
	2013	2012
Costs and expenses:
Depreciation	$110	$183
General, administrative and other operating	4,368	5,570
Full amortization of proved oil and gas properties	—	441
Loss from operations	(4,478)	(6,194)
Interest income	24	4
Loss before income tax	(4,454)	(6,190)
Income tax	—	—
Net loss	$(4,454)	$(6,190)

Basic and diluted loss per common share	$(0.21)	$(0.30)

Weighted average shares outstanding — basic and diluted	21,046,591	20,924,893

The accompanying notes are an integral part of these condensed consolidated financial statements.

HYPERDYNAMICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In Thousands)

(Unaudited)

	Three Months Ended September 30,
	2013	2012
Net loss	$(4,454)	$(6,190)
Other comprehensive income (loss):
Unrealized gain on available-for-sale securities	17	—
Other comprehensive income (loss)	17	—
Comprehensive loss	(4,437)	(6,190)

The accompanying notes are an integral part of these condensed consolidated financial statements.

HYPERDYNAMICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In Thousands, Except Number of Shares)

(Unaudited)

	Common Stock		Additional	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Paid-in Capital	Deficit	Income (Loss)	Total
Balance, July 1, 2012	20,867,216	$167	$312,075	$(236,175)	$—	$76,067
Net loss	—	—	—	(18,461)	—	(18,461)
Unrealized loss on available-for-sale securities	—	—	—	—	(94)	(94)
Common stock issued for:
Severance	84,375	1	364	—	—	365
Exercise of options	95,000	1	371	—	—	372
Amortization of fair value of stock options	—	—	3,425	—	—	3,425
Balance, June 30, 2013	21,046,591	$169	$316,235	$(254,636)	$(94)	$61,674
Net loss	—	—	—	(4,454)	—	(4,454)
Unrealized gain on available-for-sale securities	—	—	—	—	17	17
Amortization of fair value of stock options	—	—	284	—	—	284
Balance, September 30, 2013	21,046,591	$169	$316,519	$(259,090)	$(77)	$57,521

The accompanying notes are an integral part of these condensed consolidated financial statements.

HYPERDYNAMICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,454)	$(6,190)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	110	183
Full amortization of proved oil and gas properties	—	441
Stock based compensation	284	1,214
Amortization of premium on short term investments	212	—
Changes in operating assets and liabilities:
Decrease in accounts receivable — joint interest	165	783
Decrease in Prepaid expenses	178	153
Decrease in Other current assets	37	3,473
Increase (decrease) in Accounts payable and accrued expenses	1,609	(3,381)
Decrease in Other liabilities	(12)	(6)
Net cash used in operating activities	(1,871)	(3,330)

CASH FLOWS FROM INVESTING ACTIVITIES:
(Purchase) sale of property and equipment	(108)	30
Investment in unevaluated oil and gas properties	(1,351)	(1,075)
Net cash used in investing activities	(1,459)	(1,045)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of options	—	358
Net cash provided by financing activities	—	358

DECREASE IN CASH AND CASH EQUIVALENTS	(3,330)	(4,017)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	26,468	37,148
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$23,138	$33,131

SUPPLEMENTAL DISCLOSURES:
Interest paid in cash, net of amounts capitalized	$—	—
Income taxes paid in cash	—	—

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Accounts payable (receivable) for oil and gas properties	$(289)	630

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

Status of our Business

We have no source of operating revenue and there is no assurance when we will, if ever. On September 30, 2013, we had $23.1 million in cash, $15.2 million in available-for-sale securities and $19.2 million in restricted cash, which is held in escrow in connection with our drilling contract with AGR. We had $22.7 million in liabilities, which are comprised of current liabilities of $22.6 million, including $20.2 million of liabilities currently pending resolution of our dispute with AGR, and noncurrent liabilities of $0.1 million. We plan to use our existing cash to fund our general corporate needs, our legal costs and our expenditures associated with the Concession, including our share of future capital expenditures that are not paid by Tullow on our behalf. We have no other material commitments.

On December 31, 2012, our wholly owned subsidiary, SCS, closed a sale to Tullow Guinea Ltd (“Tullow”), a subsidiary of Tullow Oil plc, of a 40% gross interest in the Concession. The sale to Tullow improved our cash position and liquidity. The Consortium plans to drill an ultra-deepwater exploration well in the first half of calendar 2014. Tullow has agreed to pay our participating interest share of costs associated with this well up to a gross expenditure cap of $100 million. The Consortium currently estimates the well will cost approximately $115 million, which estimate is subject to change. We will be responsible for our 37% interest share of the cost in excess of the $100 million gross carry.

We have drilled one exploratory well, the Sabu-1 well, which reached the planned total depth of 3,600 meters in February 2012. We determined the well to be non-commercial. As a result, we evaluated the costs associated with the well, moved these costs to proved properties, and fully amortized the costs. See additional discussion in Note 2. As described in Note 7, we have filed suit against the manager of the Sabu-1 well, AGR Peak Well Management Ltd. (“AGR”) following unsuccessful negotiations to address mismanagement that led to significant well cost overruns. Payment of the remaining drilling costs is pending resolution of this dispute.  AGR filed a countersuit on October 1, 2012 in which AGR made claims for additional cost of $9.5 million on a gross basis or $7.3 million based on the 77% interest we then held, which we dispute and have excluded from our cost incurred to date. Resolution of this dispute may result in the recovery of a portion of the costs incurred to date; however, it is possible that the resolution of this dispute may result in additional liability associated with disputed costs.

We are currently involved in various legal proceedings and in September 2013 we received a subpoena from the United States Department of Justice (“DOJ”) requesting that the Company produce documents relating to its business in Guinea. We are unable to predict the outcome or cost associated with these proceedings and the DOJ investigation; however, it is likely that we will incur significant expenses for legal and associated costs in the next several months.  These additional expenses, or negative outcomes, could adversely affect our liquidity and financial condition and results of operations.  We also will be responsible for our participating interest share of costs in excess of $100 million gross costs associated with the exploratory well, and such excess well costs could exacerbate our liquidity concerns.

Principles of consolidation

The accompanying unaudited consolidated financial statements include the accounts of Hyperdynamics and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in our Annual Report filed with the SEC on Form 10-K for the year ended June 30, 2013. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year ended June 30, 2013, as reported in the Form 10-K, have been omitted.

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

Restricted cash

Included in restricted cash at September 30, 2013 is $19.2 million held in escrow which relates to our drilling contract with AGR. Under the terms of the drilling contract, we funded the escrow account for the sole purpose of funding our drilling project as overseen by AGR.

Joint interest receivable and allowance for doubtful accounts

We establish provisions for losses on accounts receivable if we determine that we will not collect all or part of the outstanding balance. Accounts receivable are written down to reflect management’s best estimate or realizability based upon known specific analysis, historical experience, and other currently available evidence of the net collectible amount. There is no allowance for doubtful accounts as of September 30, 2013 or June 30, 2013. At September 30, 2013 and June 30, 2013, all of our accounts receivable balance was related to joint interest billings to Tullow and Dana Petroleum (E&P) Limited (“Dana”), who own 40% and 23% participating interests in the Concession, respectively.

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

All potential dilutive securities, including potentially dilutive options, warrants and convertible securities, if any, were excluded from the computation of dilutive net loss per common share for the three month periods ended September 30, 2013 and 2012, respectively, as their effects are antidilutive due to our net loss for those periods.

Stock options to purchase approximately 1.3 million common shares at an average exercise price of $12.90 and warrants to purchase approximately 0.4 million shares of common stock at an average exercise price of $10.40 were outstanding at September 30, 2013. Using the treasury stock method, had we had net income, approximately 0.1 million common shares attributable to our outstanding stock options would have been included in the fully diluted earnings per share for the quarter ended September 30, 2013.  There would have been no dilution attributable to our outstanding warrants to purchase common shares.

Stock options to purchase approximately 1.4 million common shares at an average exercise price of $15.92 and warrants to purchase approximately 1.7 million shares of common stock at an average exercise price of $23.52 were outstanding at September 30, 2012. Using the treasury stock method, had we had net income, approximately 0.1 million common shares attributable to our outstanding stock options would have been included in the fully diluted earnings per share calculation for the quarter ended September 30, 2012, and there would have been no dilution attributable to our outstanding warrants to purchase common shares.

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

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The carrying values of cash and cash equivalents, accounts receivable — joint interest and accounts payable approximate fair value. On September 30, 2013 we held investments which were classified as available-for-sale securities and therefore were recorded at their fair value at the reporting date. Available-for-sale securities, which consist entirely of Corporate Debt securities, were valued at the closing price reported in the active market in which the security was traded.

The following table sets forth by level within the fair value hierarchy, our financial assets and liabilities (in thousands) that were accounted for at fair value on a recurring basis as of September 30, 2013:

	Carrying Value at September 30, 2013	Fair Value Measurement at September 30, 2013
		Level 1	Level 2	Level 3
Assets:
Corporate debt securities	$15,189	$15,189	$—	$—

	Carrying Value at June 30, 2013	Fair Value Measurement at June 30, 2013
		Level 1	Level 2	Level 3
Assets:
Corporate debt securities	$15,383	$15,383	$—	$—

Foreign currency gains and losses from current operations

In accordance with ASC Topic 830, Foreign Currency Matters, the functional currency of our international subsidiaries is the U.S. Dollar. Gains and losses from foreign currency transactions arising from operating assets and liabilities are included in general, administrative and other operating expense, have not been significant. Net foreign currency transaction gains (losses) were $(0.4) million for the three month period ended September 30, 2013, as compared to $(0.1) million for the three month period ended September 30, 2012 respectively.

Recently issued or adopted accounting pronouncements

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward exists, which requires that an entity present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. ASU 2013-11 eliminates diversity in practice for presentation of an unrecognized tax benefits when such a carryforward is available to reduce the taxable income or tax payable that would result from the disallowance of a tax position. This accounting guidance will be effective for our first quarter in fiscal 2015. We do not expect ASU 2013-11 to have any impact on our financial position or results of operations.

2. INVESTMENT IN OIL AND GAS PROPERTIES

Investment in oil and gas properties consists entirely of our Guinea Concession in offshore West Africa. We owned a 77% participating interest in our Guinea Concession prior to the sale of a 40% gross interest to Tullow which closed on December 31, 2012. We now own a 37% interest in the Concession.

We follow the “full-cost” method of accounting for oil and natural gas property and equipment costs. Under this method, internal costs incurred that are directly identified with exploration, development, and acquisition activities undertaken by us for our own account, and which are not related to production, general corporate overhead, or similar activities, are capitalized. For the three month period ended September 30, 2012, we capitalized $1.1 million. Capitalization of internal costs was discontinued April 1, 2013 when Tullow became the operator. Geological and geophysical costs incurred that are directly associated with specific unproved properties are capitalized in “Unproved properties excluded from amortization” and evaluated as part of the total capitalized costs associated with a prospect. The cost of unproved properties not being amortized is assessed to determine whether such properties have been impaired. In determining whether such costs should be impaired, we evaluate current drilling results and available geological and geophysical information. Any impairment assessed to unproved properties is added to the cost of proved properties. The unamortized cost of proved oil and gas properties is limited by the Full-Cost Ceiling Test.

We exclude capitalized costs of unevaluated oil and gas properties from amortization. Geological and geophysical information pertaining to the Guinea concession was collected and evaluated and no reserves have been attributed to the concession. In February 2012, we completed the drilling of the Sabu-1 well, which was determined to be non-commercial. As a result, we evaluated certain geological and geophysical related costs in unproved properties along with the drilling costs of the Sabu-1 well and moved $116.8 million to proved properties. As we have no proved reserves to include in the Full-Cost Ceiling Test, the entire $116.8 million resulted in the full amortization of our proved oil and gas properties. The net costs associated with properties which remain unevaluated were $20.9 million and $21.2 million as of September 30, 2013 and June 30, 2013, respectively. These costs are excluded from amounts subject to amortization.

The following table provides detail of total capitalized costs for our Guinea concession as of September 30, 2013 and June 30, 2013 (in thousands):

	September 30, 2013	June 30, 2013
Oil and Gas Properties:
Proved Oil and Gas Properties	$116,753	$116,753
Unproved Oil and Gas Properties	14,076	14,365
Other Equipment Costs	6,809	6,809
Total Oil and Gas Properties	137,638	137,927
Less — Accumulated depreciation, depletion and amortization costs	(116,753)	(116,753)
Unevaluated properties not subject to amortization	$20,885	$21,174

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

During the three month period ended September 30, 2013, our oil and gas property balance declined by $0.3 million as a result of a credit received from Tullow as a correction of costs previously billed to us.

Sale of Interest to Tullow

On December 31, 2012, our wholly owned subsidiary, SCS, closed a sale to Tullow of a 40% gross interest in the Concession. As consideration, SCS received $27 million from Tullow as reimbursement of past costs of SCS in the Concession and, as additional consideration, Tullow agreed to:  (i) pay SCS’s participating interest share of future costs associated with the drilling of an exploration well in at least 2,000 meters of water in the deepwater fan area of the Concession,  up to a gross expenditure cap of $100 million; and (ii) pay SCS’s share of costs for an appraisal well of the initial exploration well, if drilled, subject to a gross expenditure cap on the appraisal well of $100 million. Tullow is obligated to pay its 40% participating interest share of costs associated with the Concession as of November 20, 2012, the date of execution of the purchase and sale agreement. Tullow began to pay SCS’s costs attributable to the Concession at the commencement of the next exploration period, September 21, 2013.  Tullow will continue to pay SCS’s costs, subject to the gross expenditure cap of $100 million, until 90 days following the date on which the rig contracted to drill the exploration well moves off the well location. We are responsible for our share of any costs exceeding the gross expenditure cap of $100 million on either well. Tullow agreed to use reasonable endeavors to provide for the commencement of drilling of the exploration well not later than April 1, 2014.  The $27 million payment was received by us on December 31, 2012 and was recorded as a reduction in unproved oil and gas properties, net of transaction costs of approximately $3.3 million.

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

3. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses (in thousands) as of September 30, 2013 and June 30, 2013 include the following:

	September 30, 2013	June 30, 2013
Accounts payable — oil and gas exploration activities	$21,796	$22,372
Accrued payroll and bonus	761	215
Accrued — Other	16	15
	$22,573	$22,602

4. INVESTMENTS

The following is a summary of available-for-sale securities as of September 30, 2013 (in thousands):

	Amortized Cost	Unrealized Losses	Fair Value (net)
US corporate debt securities	$15,266	$(77)	$15,189
Total available-for-sale	$15,266	$(77)	$15,189

The following is a summary of available-for-sale securities as of June 30, 2013 (in thousands):

	Amortized Cost	Unrealized Losses	Fair Value (net)
US corporate debt securities	$15,477	$(94)	$15,383
Total available-for-sale	$15,477	$(94)	$15,383

We had no securities classified as held-to-maturity as of September 30, 2013 or June 30, 2013. All $15.2 million in debt securities on hand as of September 30, 2013 will mature within one year or less.

At each reporting date, the Company performs an evaluation of debt and equity securities to determine if the unrealized losses are other-than-temporary. As of September 30, 2013 no other-than-temporary impairment losses have been recorded with regard to securities on hand as of September 30, 2013. We held no debt or equity securities as of September 30, 2012.

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

The 2010 Plan provides for the grants of shares of common stock, restricted stock units or incentive stock options and/or nonqualified stock options to purchase our common stock to selected employees, directors, officers, agents, consultants, attorneys, vendors and advisors of ours’ or of any parent or subsidiary thereof. Shares of common stock or restricted stock can only be granted under the 2010 Plan within 10 years from the plan effective date of February 18, 2010. A maximum of 1,250,000 shares are issuable under the 2010 Plan and at September 30, 2013, 371,212 shares remained available for issuance.

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

The fair value of non-market based options or warrants are estimated using the Black-Scholes valuation model. For market based options, the fair value was estimated using a Black-Scholes option pricing model with inputs adjusted for the probability of the vesting criteria being met and the median expected term for each grant as determined by utilizing a Monte Carlo simulation. Expected volatility is based solely on historical volatility of our common stock over the period commensurate with the expected term of the stock options. We rely solely on historical volatility as we do not have traded options. The expected term calculation for stock options is based on the simplified method as described in the Securities and Exchange Commission Staff Accounting Bulletin number 107. We use this method because we do not have sufficient historical information on exercise patterns to develop a model for expected term. The risk-free interest rate is based on the U. S. Treasury yield in effect at the time of grant for an instrument with a maturity that is commensurate with the expected term of the stock options. The dividend yield rate of zero is based on the fact that we have never paid cash dividends on our common stock and we do not expect to pay cash dividends on our common stock during the expected term of the options.

Stock Options

The following table provides information about options during the three months ended September 30, 2013 and 2012:

	2013	2012
Number of options granted	3,359	386,677
Compensation expense recognized	$284,000	$1,214,000
Compensation cost capitalized	—	300,000
Weighted average fair value of options outstanding	$8.53	$10.00

The following table details the significant assumptions used to compute the fair market values of employee and director stock options granted during the three months ended September 30, 2013 and 2012:

	2013	2012
Risk-free interest rate	0.08-0.90%	0.13-0.45%
Dividend yield	0%	0%
Volatility factor	74-95%	99-123%
Expected life (years)	0.50-3.25	0.50-3.25

Summary information regarding employee and director stock options issued and outstanding under all plans as of September 30, 2013 is as follows:

	Options	Weighted Average Exercise Price	Aggregate intrinsic value	Weighted average remaining contractual term (years)
Options outstanding at year ended July 1, 2013	1,361,509	13.12	$52,277	3.26
Granted	3,359	4.77
Exercised	—	—
Forfeited	(3,930)	15.53
Expired	(24,735)	23.16
Options outstanding at September 30, 2013	1,336,203	$12.90	$299,652	3.00
Options exercisable at September 30, 2013	812,083	$16.31	$84,429	2.91

Options outstanding and exercisable as of September 30, 2013

Exercise Price	Outstanding Number of Shares	Remaining Life	Exercisable Number of Shares
$1.92-4.00	292,852	1 year	135,877
$1.92-4.00	172,997	5 years	6,250
$4.01-10.00	138,822	1 year	138,822
$4.01-10.00	190,153	4 years	64,843
$4.01-10.00	49,125	7 years	46,125
$10.01-15.00	106,375	1 year	106,375
$10.01-15.00	15,000	6 years	12,500
$15.01-20.00	17,500	7 years	17,500
$20.01-25.00	12,375	1 year	12,375
$20.01-25.00	20,375	7 years	18,708
$25.01-30.00	102,500	3 years	52,500
$25.01-30.00	33,750	7 years	28,333
$30.01-35.00	26,939	1 year	26,939
$30.01-35.00	38,125	3 years	38,125
$30.01-35.00	64,313	8 years	64,313
$35.01-40.00	31,877	3 years	19,373
$40.01-45.00	11,875	1 year	11,875
$40.01-45.00	11,250	7 years	11,250
	1,336,203		812,083

At September 30, 2013, there was $1.2 million of unrecognized compensation costs related to non-vested share based compensation arrangements granted to employees and directors under the plans, with an amortization period of two to three years.

6. INCOME TAXES

Federal income taxes are not due as we have had losses since inception. Our effective tax rate for the three months ended September 30, 2013 and September 30, 2012 is zero percent. This rate is lower than the U.S. statutory rate of 35 percent primarily due to the valuation allowance applied against our net deferred tax assets.

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

On April 5, 2012, a purported derivative action was filed in the District Court of Harris County, Texas, against all of our directors.  The petition alleges that the directors breached their fiduciary duties in connection with positive statements about our drilling operations and the Guinea Concession and disclosures related to material weaknesses that we identified in our financial controls.  The plaintiff sought unspecified damages against our directors including restitution and disgorgement of profits and advances based on asserted causes of action for breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets. The derivative plaintiff sought to proceed on behalf of Hyperdynamics and did not request any damages from us in his action. On July 12, 2012, we and our directors filed special exceptions to the derivative lawsuit arguing that the plaintiff failed to plead sufficient facts to show that demand should not be made on the board prior to the filing of such a lawsuit. In response, the plaintiff amended his petition on August 13, 2012. On September 21, 2012, we and our directors renewed our special exceptions to the plaintiff’s amended petition, and our motion was granted at a hearing before the court.  The court allowed the plaintiff another opportunity to plead his case. Instead on April 25, 2013, the plaintiff filed a motion to voluntarily dismiss his lawsuit without prejudice. Accordingly, the matter is no longer pending.

Iroquois Lawsuit

On May 9, 2012, a lawsuit was filed in the Supreme Court of the State of New York against us and all of our directors. The plaintiffs, five hedge funds that invested in us in early 2012, allege that we breached an agreement with the plaintiffs, and that we and the directors made certain negligent misrepresentations relating to our drilling operations.  Among other claims, the plaintiffs allege that we misrepresented the status of our drilling operations and the speed with which the drilling would be completed.  The plaintiffs advance claims for breach of contract and negligent misrepresentation and seek damages in the amount of $18.5 million plus pre-judgment interest. On July 12, 2012, we and the directors moved to dismiss the suit for failure to state a claim as to all defendants and for lack of personal jurisdiction over the director defendants.  On June 19, 2013, the court dismissed the negligent misrepresentation claim but declined to dismiss the breach of contract claim. The negligent misrepresentation claim was dismissed without prejudice, meaning plaintiffs could attempt to refile it. On August 12, 2013, the plaintiffs filed an amended complaint. That complaint names only us and seeks recovery for alleged breaches of contract. We filed an answer to the plaintiffs’ amended complaint on September 9, 2013, and the court has entered a scheduling order governing pre-trial proceedings in the matter.  The maximum possible loss is the full amount of $18.5 million plus interest accrued thereon until judgment. We, however, have assessed the status of this matter and have concluded that although an adverse judgment is reasonably possible, it is not probable. As a result, no provision has been made in the consolidated financial statements. In our opinion, the outcome of this dispute will not have a material effect on our financial condition and results of operations.

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

As of September 30, 2013 $19.2 million remains in an escrow account established to fund the well drilling project. As described above, our claim against AGR seeks recovery of monies paid out as a result of AGR’s mismanagement of the project. In addition to the amounts paid, to comply with relevant accounting rules, we have accrued an additional $21.5 million of costs on a gross basis for costs AGR claims are associated with the drilling of the Sabu-1 well. We have not paid these funds to AGR and dispute AGR’s entitlement to these funds. Additionally, AGR holds $8.8 million on a gross basis of excess materials acquired during the drilling of the Sabu-1 well. We dispute AGR’s entitlement to these assets. Finally, an additional amount of $9.5 million on a gross basis or $7.3 million based on the 77% interest we then held is sought by AGR. Because of our claim, and because we dispute the validity of these charges, we have not accrued for this amount. We have assessed the status of AGR’s claims and have concluded that although an adverse judgment is reasonably possible, it is not probable. As a result, no provision for the $9.5 million has been made in the consolidated financial statements. In our opinion, the outcome of this dispute will not have a material effect on our financial condition and results of operations.

United States Department of Justice Subpoena

During September 2013, we received a subpoena from the United States Department of Justice requesting that the Company produce documents relating to its business in Guinea.  The Company understands that the DOJ is investigating whether Hyperdynamics’ activities in obtaining and retaining the concession rights and its relationships with charitable organizations potentially violate the U.S. Foreign Corrupt Practices Act or U.S. anti-money laundering statutes.  The Company has retained legal counsel to represent it in this matter and is cooperating fully with the government.  The Company is unable to predict when the investigation will be completed, what outcome will result and what costs the Company will incur in the course of the investigation.

COMMITMENTS

Operating Leases

We lease office space under long-term operating leases with varying terms. Most of the operating leases contain renewal and purchase options. We expect that in the normal course of business, the majority of operating leases will be renewed or replaced by other leases.

The following is a schedule by years of minimum future rental payments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of September 30, 2013:

Years ending June 30: (in thousands)
2014	$315
2015	284
2016	—
2017	—
2018	—
Total minimum payments required	$599

Rent expense included in net loss from operations for the three month period ended September 30, 2013 was $0.1 million, compared to $0.1 million for the three month period ended September 30, 2012.

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

We refer to Tullow, Dana and us in the Concession as the “Consortium”.

Since the grant of the Concession in 2006, one well has been drilled and it was non-commercial. The Consortium plans to drill an ultra-deepwater exploration well in the first half of calendar 2014.

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

Results of Operations

Based on the factors discussed below the net loss attributable to common shareholders for the three months ended September 30, 2013 decreased $1.7 million, or 28%, to a net loss of $4.5 million, or $0.21 per share, from a net loss of $6.2 million, or $0.30 per share for the three months ended September 30, 2012.

Reportable segments

We have one reportable segment: our international operations in Guinea conducted through our subsidiary SCS. SCS is engaged in oil and gas exploration activities pertaining to offshore Guinea.

Three months ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Revenues.  There were no revenues for the three months ended September 30, 2013 and 2012.

Depreciation.   Depreciation on property and equipment decreased 40%, or $0.1 million from the fiscal 2013 period to the fiscal 2014 period. Depreciation expense was $0.1 million and $0.2 million in the three months ended September 30, 2013 and 2012, respectively.

General, Administrative and Other Operating Expenses. Our general, administrative and other operating expenses were $4.4 million and $5.6 million for the three months ended September 30, 2013 and 2012, respectively. This represents a decrease of 22% or, $1.2 million from the fiscal 2013 period to the fiscal 2014 period. Of this decrease, $0.9 million is attributable to a decrease in non-cash stock compensation from $1.2 million in the three months ended September 30, 2012 to $0.3 million in the three months ended September 30, 2013, which can be attributed to both the vesting and cancellation of awards granted at time when the values were higher than the value of recent option grants. The remaining $0.3 million decrease in expense was primarily attributable to a decrease in professional fees of $0.2 million combined with a decrease in personnel related costs of approximately $0.5 million. This was offset by an increase in foreign currency transaction losses from current operations in the current period of approximately $0.3 million. Our foreign currency transaction losses are the result of a large balance in accounts payable denominated in foreign currency, primarily associated with our drilling contract with AGR, for which payment has been frozen pending the resolution of our legal dispute with AGR. The current period losses are the result of a weakening of the US Dollar against the British Pound and the Euro.

Amortization of Costs. We fully amortized our proved oil and gas properties of $0.4 million during the three months ended September 30, 2012. No such amortization was recorded in the current period.

Loss from Continuing Operations. As a result of the factors discussed above, our loss from operations decreased by $1.7 million, from $6.2 million in the three months ended September 30, 2012 to $4.5 million for the three months ended September 30, 2013.

Liquidity and Capital Resources

Capital Resource Considerations

The December 2012 sale to Tullow improved our cash position and liquidity. The Consortium plans to drill an ultra-deepwater exploration well in the first half of calendar 2014. Tullow has agreed to pay our participating interest share of costs associated with this well up to a gross expenditure cap of $100 million. The Consortium currently estimates the well will cost approximately$115 million, which estimate is subject to change. We will be responsible for our 37% interest share of the cost in excess of the $100 million gross carry. Moreover, our ability to drill additional wells will depend on obtaining additional resources through sales of additional interests in the Concession, equity or debt financings, or through other means.  If we farm-out additional interests in the Concession, our percentage will decrease.  Although we have been successful in raising capital and in entering into key participation arrangements with Dana and Tullow, we have no firm commitments for additional capital resources.  The terms of any such arrangements, if made, are unknown, and may not be advantageous. Our need for additional funding may also be affected by the uncertainties involved in litigation and the recent notification of a government investigation. Costs associated with these matters are not currently estimable, but they are expected to be substantial.

Liquidity

On September 30, 2013, we had $23.1 million in cash, $15.2 million in available-for-sale securities and $19.2 million in restricted cash, which is held in escrow in connection with our drilling contract with AGR. We had $22.7 million in liabilities, which are comprised of current liabilities of $22.6 million, including $20.2 million of liabilities currently pending resolution of our dispute with AGR, and noncurrent liabilities of $0.1 million. We plan to use our existing cash to fund our general corporate needs, our legal costs and our expenditures associated with the Concession, including our share of future capital expenditures that are not paid by Tullow on our behalf. We have no other material commitments.

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

The Consortium sent notice in September 2013 to the Government of Guinea of its’ intention to renew the second exploration period to September 2016 and the coordinates of the area to be relinquished as required under the PSC. The second exploration period may be extended for one additional year beyond 2016 to allow the completion of a well in process and for two additional years to allow the completion of the appraisal of any discovery made. Additionally, to satisfy the September 2013-2016 work requirement, one exploration well is required to be drilled, which is to be commenced by the end of September 2016, to a minimum depth of 2,500 meters below seabed.  The Consortium plans to drill an ultra-deepwater exploration well during the first half of calendar 2014, which would satisfy the requirement to drill in the second exploration period. Tullow has agreed to pay SCS’s participating interest share of future costs associated with the drilling of this well, up to a gross expenditure cap of $100 million. Additionally, Tullow has agreed to pay SCS’s participating interest share of future costs for the drilling of an appraisal of the initial exploration well, if drilled, up to a gross expenditure cap of $100 million. The Consortium currently estimates the exploration well will cost approximately $115 million, which estimate is subject to change. We will be responsible for our 37% interest share of the cost in excess of the $100 million gross carry.

We are currently involved in various legal proceedings and we have received a subpoena from the United States Department of Justice requesting that the Company produce documents relating to its business in Guinea. We are unable to predict the outcome or cost associated with these proceedings and the DOJ investigation; however, it is likely that we will incur significantly greater expenses for legal and associated costs in the next several months.  These additional expenses, or negative outcomes, could adversely affect our liquidity and financial condition and results of operations.  We also will be responsible for our participating interest share of costs in excess of $100 million gross costs associated with the exploratory well, and such excess well costs could exacerbate our liquidity concerns.

Net cash used in operating activities for the three months ended September 30, 2013 was $1.9 million compared to $3.3 million for the quarter ended September 30, 2012. The decrease in cash used in operating activities is primarily attributable to a decrease in the net loss, combined with changes in working capital during the period. Net cash used in investing activities for the three months ended September 30, 2013 was $1.5 million compared to $1.0 million in the three months ended September 30, 2012 which is primarily the result of an increase in the cash used for oil and gas properties.  There was net cash provided by financing activities for the three months ended September 30, 2012 of $0.4 million, whereas there was no cash provided by financing activities during the three months ended September 30, 2013. This decline in cash provided by financing activities is the result of a decline in options exercised.

Capital Expenditures

During the first three months of fiscal 2014, we received credits for costs previously incurred resulting in a $0.3 million reduction in oil and gas properties, but we expended $1.4 million for previous property additions included in accounts payable as of June 30, 2013. Additionally, during the first three months of fiscal 2014 $0.1 million was expended for the purchase of property, plant and equipment. This compares to $1.1 million expended on oil and gas properties during the three months ended September 30, 2012, while $0.03 million was provided from sales of property plant and equipment net of related expenditures.  Fiscal 2013 oil and gas properties expenditures mostly pertained to costs associated with the processing of our most recent 3-D survey.

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

Item 4. Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.  Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of September 30, 2013, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Our management, including the CEO and CFO, identified no change in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II Other Information

Item 1A. Risk Factors

The following risk factors are provided to reflect material developments and modify the risk factors previously disclosed under Item 1A. of our Annual Report on Form 10-K for the fiscal year ended June 30, 2013.

The U.S. Department of Justice (DOJ) is investigating potential violations of the Foreign Corrupt Practices Act (FCPA) and anti-money laundering statutes.  If an action is commenced or we are found to have violated the FCPA or other legal requirements, our business and financial condition could be adversely affected.

In September 2013 we received a subpoena from the DOJ requesting that we produce documents relating to our business in Guinea.  We understand that the DOJ is investigating whether our activities in obtaining and retaining the Concession rights and our relationships with charitable organizations potentially violate the FCPA and anti-money laundering statutes.  We have retained legal counsel to represent us in this matter, and we are fully cooperating with the government.   We are unable to predict when the investigation will be completed, what outcome will result and what costs we will incur in the course of the investigation.

The DOJ and the SEC have a broad range of criminal and civil sanctions under the FCPA and other laws and regulations, which they may seek against corporations and individuals, including injunctive relief, monetary penalties and compliance programs, based on alleged improper payments and deficiencies in books and records and internal controls.  In addition, any such allegations or findings could adversely affect our business relationships and materially impact our financial condition and results of operations.

Legal fees and associated costs in connection with legal proceedings and the DOJ investigation will likely be significant in the next several months and are expected to adversely affect our liquidity and financial condition and results of operations.  The pendency of those matters, and the related legal fees and associated costs, could also adversely affect our business relationships.

We are involved in several legal proceedings, and the DOJ is investigating potential violations of law. There are significant uncertainties involved in these matters, and we are unable to predict the length of the DOJ investigation and what outcome will result.   Although we cannot estimate what costs we will incur in the course of the investigation, it is likely that we will incur significant expenses for legal fees and associated costs in the next several months.   Similarly, certain legal proceedings that we are involved in are in various stages, and it is unknown whether the cases will be dismissed, tried, or otherwise resolved.   The lawsuit we filed against AGR regarding costs overruns associated with our exploration well offshore Guinea, and their counterclaim against us, are currently scheduled to be tried in London, England in June 2014.  We expect our legal fees and associated costs to be significant if this case is not resolved before trial.   These additional expenses, or a negative result, could adversely affect our liquidity and financial condition and results of operations.  In addition, our ability to conduct business with persons with whom we have business relationships, or with whom we potentially could have business relationships, including potential financing sources, may be adversely affected by the pendency of, and expense related to, these matters, and the uncertain nature of potential outcomes.

Due to expected significant costs in connection with our various legal proceedings and the government investigation, our liquidity and financial condition will be strained.  Liquidity concerns will be exacerbated if costs associated with the drilling of the exploration well planned for 2014 are greater than $100 million.  In addition, these costs and any negative outcomes could also adversely affect our ability to obtain financing, or to obtain financing on terms advantageous to us.

We expect to incur significant legal fees and associated costs during the next year, which will adversely affect our liquidity and financial condition.  The Consortium plans to drill an ultra-deepwater exploration well during the first half of calendar 2014.  Tullow is responsible for payment of our participating interest share of future costs associated with the drilling of this well up to a gross expenditure cap of $100 million.  The Consortium currently estimates the well will cost approximately $115 million, which estimate is subject to change.  Accurately predicting well costs is difficult to achieve, and there will be considerable uncertainty regarding the actual costs to be incurred.  Moreover, budgetary, operating and other risks may be greater for the drilling of an ultra-deepwater well than for a shallower well onshore. Costs in excess of $100 million on the planned exploratory well could exacerbate our liquidity concerns and adversely affect our financial condition and results of operations.

We expect to need additional financing.  We have been successful in obtaining funds through equity financings and the sale of participation interests in our Concession rights.  There can be no assurance that we will be successful in the future.  Costs associated with legal proceedings, the DOJ investigation and/or the exploration well, and any negative outcomes, could adversely affect our ability to obtain financing, or to obtain financing on terms advantageous to us.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(A) Exhibit Number	Description

3.1.1	Certificate of Incorporation (1)

3.1.2	Certificate of Amendment of Certificate of Incorporation, dated January 21, 1997 (1)

3.1.3	Certificate of Amendment of Certificate of Incorporation, dated September 20, 1999 (1)

3.1.4	Certificate of Amendment of Certificate of Incorporation, dated December 22, 2003 (1)

3.1.5	Certificate of Amendment of Certificate of Incorporation, dated March 11, 2011 (2)

3.1.6	Certificate of Amendment of Certificate of Incorporation, dated June 28, 2013 (20)

3.1.7	Series B Certificate of Designation (4)

3.2	Amended and Restated By-laws (16)

4.1	Form of Common Stock Certificate (3)

4.2	Form of Common Stock Purchase Warrant issued to investors on February 2, 2012 (19)

10.1	Hydrocarbon Production Sharing Contract (PSA) between SCS Corporation and the Republic of Guinea, dated September 22, 2006 (5)

10.2	Amendment No. 1 to the Hydrocarbons Production Sharing Contract between SCS Corporation and the Republic of Guinea, dated March 25, 2010 (8)

10.3*	Amended and Restated Employment Agreement between Hyperdynamics and Ray Leonard, effective as of July 23, 2012 (6)

10.4	Sale and Purchase Agreement between Hyperdynamics Corporation and Dana Petroleum (E&P) Limited, effective as of December 4, 2009 (9)

10.5	Operating Agreement between SCS Corporation and Dana Petroleum (E&P) Limited, dated January 28, 2010 (13)

10.6	Lease Agreement between Hyperdynamics Corporation and Parkway Properties LP, dated December 29, 2009 (14)

10.7*	2010 Equity Incentive Plan as amended (11)

10.8*	Form of Incentive Stock Option Agreement (7)

10.9*	Form of Non-Qualified Stock Option Agreement (7)

10.10*	Form of Restricted Stock Agreement (7)

10.11	Contract Number: AGR/C105/10 between SCS Corporation and AGR Peak Well Management Limited for Provision of Well Construction Management Services, including LOGIC General Conditions as Appendix I (10)

10.12	Employment Agreement between Hyperdynamics and Paul C. Reinbolt effective August 8, 2011 (17)

10.13	Agreement for the Supply of Marine Seismic Data Application and Processing Services, dated September 20, 2011 between SCS Corporation and CGG Veritas Services SA (18)

10.14	Form of Securities Purchase Agreement, dated January 30, 2012, between Hyperdynamics Corporation and investors in the offering (19)

10.15	Placement Agency Agreement, dated January 30, 2012, by and between Hyperdynamics Corporation and Rodman & Renshaw, LLC (19)

10.16	Purchase and Sale Agreement between SCS Corporation Ltd. and Tullow Guinea Ltd., dated November 20, 2012. (12)

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

101.INS	XBRL Instance Document (21)

101.SCH	XBRL Taxonomy Extension Schema Document (21)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (21)

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document (21)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (21)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (21)

*	Management contracts or compensatory plans or arrangements.
**	Filed herewith.
(1)	Incorporated by reference to Form 10-K filed September 11, 2013.
(2)	Incorporated by reference to Schedule 14A filed January 11, 2011 and filed herewith.
(3)	Incorporated by reference to Form S-1 filed January 12, 2006, as amended.
(4)	Incorporated by reference to Form 8-K filed June 15, 2001.
(5)	Incorporated by reference to Form 8-K filed September 28, 2006.
(6)	Incorporated by reference to Form 10-K filed on September 11, 2013.
(7)	Incorporated by reference to Form S-8 filed June 14, 2010.
(8)	Incorporated by reference to Form 8-K, dated March 31, 2010.
(9)	Incorporated by reference to Form 8-K, filed December 7, 2009.
(10)	Incorporated by reference to Form 8-K filed December 6, 2010.
(11)	Incorporated by reference to Form 8-K filed November 6, 2012.
(12)	Incorporated by reference to Form 8-K filed November 21, 2012.
(13)	Incorporated by reference to Form 8-K, dated January 29, 2010.
(14)	Incorporated by reference to Form 8-K, dated January 6, 2010.
(15)	Incorporated by reference to Form 8-K filed January 7, 2013.
(16)	Incorporated by reference to Form 8-K filed on December 28, 2011.
(17)	Incorporated by reference to Form 8-K filed on July 8, 2011.
(18)	Incorporated by reference to Form 8-K filed on September 23, 2011
(19)	Incorporated by reference to Form 8-K filed on February 1, 2012.

(20)	Incorporated by reference to Form 8-K filed on June 28, 2013.
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

Hyperdynamics Corporation
(Registrant)

By:	/s/ Ray Leonard
Ray Leonard
Chief Executive Officer

Dated: November 12, 2013

By:	/s/ Paul Reinbolt
Paul Reinbolt
Chief Financial Officer

Dated: November 12, 2013

By:	/s/ David Wesson
David Wesson
Principal Accounting Officer

Dated: November 12, 2013

Exhibit Index

Exhibit Number	Description
3.1.1	Certificate of Incorporation (1)

3.1.2	Certificate of Amendment of Certificate of Incorporation, dated January 21, 1997 (1)

3.1.3	Certificate of Amendment of Certificate of Incorporation, dated September 20, 1999 (1)

3.1.4	Certificate of Amendment of Certificate of Incorporation, dated December 22, 2003 (1)

3.1.5	Certificate of Amendment of Certificate of Incorporation, dated March 11, 2011 (2)

3.1.6	Certificate of Amendment of Certificate of Incorporation, dated June 28, 2013 (20)

3.1.7	Series B Certificate of Designation (4)

3.2	Amended and Restated By-laws (16)

4.1	Form of Common Stock Certificate (3)

4.2	Form of Common Stock Purchase Warrant issued to investors on February 2, 2012 (19)

10.1	Hydrocarbon Production Sharing Contract (PSA) between SCS Corporation and the Republic of Guinea, dated September 22, 2006 (5)

10.2	Amendment No. 1 to the Hydrocarbons Production Sharing Contract between SCS Corporation and the Republic of Guinea, dated March 25, 2010 (8)

10.3*	Amended and Restated Employment Agreement between Hyperdynamics and Ray Leonard, effective as of July 23, 2012 (6)

10.4	Sale and Purchase Agreement between Hyperdynamics Corporation and Dana Petroleum (E&P) Limited, effective as of December 4, 2009 (9)

10.5	Operating Agreement between SCS Corporation and Dana Petroleum (E&P) Limited, dated January 28, 2010 (13)

10.6	Lease Agreement between Hyperdynamics Corporation and Parkway Properties LP, dated December 29, 2009 (14)

10. 7*	2010 Equity Incentive Plan as amended (11)

10. 8*	Form of Incentive Stock Option Agreement (7)

10. 9*	Form of Non-Qualified Stock Option Agreement (7)

10.10*	Form of Restricted Stock Agreement (7)

10.11	Contract Number: AGR/C105/10 between SCS Corporation and AGR Peak Well Management Limited for Provision of Well Construction Management Services, including LOGIC General Conditions as Appendix I (10)

10.12	Employment Agreement between Hyperdynamics and Paul C. Reinbolt effective August 8, 2011 (17)

10.13	Agreement for the Supply of Marine Seismic Data Application and Processing Services, dated September 20, 2011 between SCS Corporation and CGG Veritas Services SA (18)

10.14	Form of Securities Purchase Agreement, dated January 30, 2012, between Hyperdynamics Corporation and investors in the offering (19)

10.15	Placement Agency Agreement, dated January 30, 2012, by and between Hyperdynamics Corporation and Rodman &

Renshaw, LLC (19)

10.16	Purchase and Sale Agreement between SCS Corporation Ltd. and Tullow Guinea Ltd., dated November 20, 2012. (12)

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

101.INS	XBRL Instance Document (21)

101.SCH	XBRL Taxonomy Extension Schema Document (21)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (21)

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document (21)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (21)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (21)

*	Management contracts or compensatory plans or arrangements.
**	Filed herewith.
(1)	Incorporated by reference to Form 10-K filed September 11, 2013.
(2)	Incorporated by reference to Schedule 14A filed January 11, 2011 and filed herewith.
(3)	Incorporated by reference to Form S-1 filed January 12, 2006, as amended.
(4)	Incorporated by reference to Form 8-K filed June 15, 2001.
(5)	Incorporated by reference to Form 8-K filed September 28, 2006.
(6)	Incorporated by reference to Form 10-K filed on September 11, 2013.
(7)	Incorporated by reference to Form S-8 filed June 14, 2010.
(8)	Incorporated by reference to Form 8-K, dated March 31, 2010.
(9)	Incorporated by reference to Form 8-K, filed December 7, 2009.
(10)	Incorporated by reference to Form 8-K filed December 6, 2010.
(11)	Incorporated by reference to Form 8-K filed November 6, 2012.
(12)	Incorporated by reference to Form 8-K filed November 21, 2012.
(13)	Incorporated by reference to Form 8-K, dated January 29, 2010.
(14)	Incorporated by reference to Form 8-K, dated January 6, 2010.
(15)	Incorporated by reference to Form 8-K filed January 7, 2013.
(16)	Incorporated by reference to Form 8-K filed on December 28, 2011.
(17)	Incorporated by reference to Form 8-K filed on July 8, 2011.
(18)	Incorporated by reference to Form 8-K filed on September 23, 2011
(19)	Incorporated by reference to Form 8-K filed on February 1, 2012.
(20)	Incorporated by reference to Form 8-K filed on June 28, 2013.

(21)

Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, and is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended and otherwise is not subject to liability under these sections.