Form 10-Q
period 2013-12-31
HYPERDYNAMICS CORP
filed 2014-02-07
CIK 937136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934:

For the quarterly period ended December 31, 2013

or

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

As of February 3, 2014, 21,046,591 shares of common stock, $0.001 par value, were outstanding.

HYPERDYNAMICS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Number of Shares)

(Unaudited)

	December 31, 2013	June 30, 2013
ASSETS
Current assets:
Cash and cash equivalents	$18,017	$26,468
Available-for-sale securities	15,207	15,383
Accounts receivable — joint interest	711	754
Prepaid expenses	277	637
Other current assets	—	37
Total current assets	34,212	43,279

Property and equipment, net of accumulated depreciation of $1,683 and $1,462	596	710
Oil and gas properties, using full-cost accounting:
Proved properties	116,753	116,753
Unevaluated properties excluded from amortization	20,903	21,174
	137,656	137,927
Less- accumulated depreciation, depletion and amortization	(116,753)	(116,753)
	20,903	21,174
Other Assets:
Restricted cash	19,195	19,190
Deposits	15	15
Total assets	$74,921	$84,368

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities - accounts payable and accrued expenses	$25,522	$22,602

Other non-current liabilities	68	92
Total liabilities	25,590	22,694

Commitments and contingencies (Note 7)	—	—

Shareholders’ equity:
Preferred stock, $0.001 par value; 20,000,000 authorized, 0 shares issued and outstanding	—	—
Common stock, $0.001 par value, 43,750,000 shares authorized; 21,046,591 and 21,046,591 shares issued and outstanding, respectively	169	169
Additional paid-in capital	316,674	316,235
Accumulated other comprehensive loss	(69)	(94)
Accumulated deficit	(267,443)	(254,636)
Total shareholders’ equity	49,331	61,674
Total liabilities and shareholders’ equity	$74,921	$84,368

The accompanying notes are an integral part of these condensed consolidated financial statements.

HYPERDYNAMICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Number of Shares and Per Share Amounts)

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
Costs and expenses:
Depreciation	$111	$176	$221	$359
General, administrative and other operating	8,262	4,890	12,630	10,460
Full amortization of proved oil and gas properties	—	—	—	441
Loss from operations	(8,373)	(5,066)	(12,851)	(11,260)
Interest income	20	2	44	6
Loss before income tax	(8,353)	(5,064)	(12,807)	(11,254)
Income tax	—	—	—	—
Net loss	$(8,353)	$(5,064)	$(12,807)	$(11,254)

Basic and diluted loss per share	$(0.40)	$(0.24)	$(0.61)	$(0.54)

Weighted average shares outstanding — basic and diluted	21,046,591	20,958,466	21,046,591	20,941,680

The accompanying notes are an integral part of these condensed consolidated financial statements.

HYPERDYNAMICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In Thousands)

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
Net loss	$(8,353)	$(5,064)	$(12,807)	$(11,254)
Other comprehensive income (loss):
Unrealized loss on available-for-sale securities	8	—	25	—
Other comprehensive income	8	—	25	—
Comprehensive loss	(8,345)	(5,064)	(12,782)	(11,254)

The accompanying notes are an integral part of these condensed consolidated financial statements.

HYPERDYNAMICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In Thousands, Except Number of Shares)

(Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total
Balance, July 1, 2012	20,867,216	$167	$312,075	$(236,175)	$—	$76,067
Net loss	—	—	—	(18,461)	—	(18,461)
Unrealized loss on available-for-sale securities	—	—	—	—	(94)	(94)
Common stock issued for:
Severance	84,375	1	364	—	—	365
Exercise of options	95,000	1	371	—	—	372
Amortization of fair value of stock options	—	—	3,425	—	—	3,425
Balance, June 30, 2013	21,046,591	$169	$316,235	$(254,636)	$(94)	$61,674
Net loss	—	—	—	(12,807)	—	(12,807)
Unrealized gain on available-for-sale securities	—	—	—	—	25	25
Amortization of fair value of stock options	—	—	439	—	—	439
Balance, December 31, 2013	21,046,591	$169	$316,674	$(267,443)	$(69)	$49,331

The accompanying notes are an integral part of these condensed consolidated financial statements.

HYPERDYNAMICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Six Months Ended December 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,807)	$(11,254)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	221	359
Full amortization of proved oil and gas properties	—	441
Stock based compensation	439	2,109
Amortization of premium on short term investments	201	—
Changes in operating assets and liabilities:
Decrease in accounts receivable — joint interest	384	1,041
Decrease in Prepaid expenses	358	446
Decrease in Other current assets	40	3,069
Increase (decrease) in Accounts payable and accrued expenses	4,372	(3,166)
Decrease in Other liabilities	(24)	(12)
Net cash used in operating activities	(6,816)	(6,967)

CASH FLOWS FROM INVESTING ACTIVITIES:
(Purchase) sale of property and equipment	(112)	29
Investment in unevaluated oil and gas properties	(1,523)	(2,672)
Proceeds from sale of interest in unevaluated oil and gas properties, net of transaction costs of $257	—	26,743
Net cash Provided by (used in) investing activities	(1,635)	24,100

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of options	—	358
Net cash provided by financing activities	—	358

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(8,451)	17,491
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	26,468	37,148
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$18,017	$54,639

SUPPLEMENTAL DISCLOSURES:
Interest paid in cash, net of amounts capitalized	$—	$—
Income taxes paid in cash	—	—

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Accounts payable (receivable) for oil and gas properties	$(342)	$3,416

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

Status of our Business

We have no source of operating revenue and there is no assurance when we will, if ever. On December 31, 2013, we had $18.0 million in cash, $15.2 million in available-for-sale securities and $19.2 million in restricted cash, which is held in escrow in connection with our drilling contract with AGR Peak Well Management Ltd. (“AGR”). We had $25.6 million in liabilities, which are comprised of current liabilities of $25.5 million, including $20.2 million of liabilities currently pending resolution of our dispute with AGR, and noncurrent liabilities of $0.1 million. We plan to use our existing cash to fund our general corporate needs, our legal and other professional fees and our expenditures associated with the Concession, including our share of future capital expenditures that are not paid by Tullow on our behalf. We have no other material commitments.

On December 31, 2012, our wholly owned subsidiary, SCS, closed a sale to Tullow Guinea Ltd (“Tullow”), a subsidiary of Tullow Oil plc, of a 40% gross interest in the Concession. We now hold a 37% participating interest, with Dana Petroleum, PLC (“Dana”), which is a subsidiary of the Korean National Oil Corporation, holding the remaining 23% interest in the Concession. We refer to Tullow, Dana and us in the Concession as the “Consortium”. The Consortium plans to drill an ultra-deepwater exploration well in the first half of calendar 2014. Tullow has agreed to pay our participating interest share of costs associated with this well up to a gross expenditure cap of $100 million. The Consortium currently estimates the well will cost approximately $115 million, which estimate is subject to change. We will be responsible for our 37% interest share of the cost in excess of the $100 million gross carry.

We have drilled one exploratory well, the Sabu-1 well, which reached the planned total depth of 3,600 meters in February 2012. We determined the well to be non-commercial. As a result, we evaluated the costs associated with the well, moved these costs to proved properties, and fully amortized the costs. See additional discussion in Note 2. As described in Note 7, we have filed suit for monetary damages against AGR, the manager of the Sabu-1 well, following unsuccessful negotiations to address mismanagement that led to significant well cost overruns. Payment of the remaining drilling costs is pending resolution of this dispute.  AGR filed a countersuit for additional cost of $9.5 million on a gross basis or $7.3 million based on the 77% interest we then held, which we dispute and have excluded from our cost incurred to date. Resolution of this dispute may result in the recovery of a portion of the costs incurred to date; however, it is possible that the resolution of this dispute may result in additional liability associated with disputed costs as well as additional legal expenses. In addition the court could require a party to pay a portion of the legal fees of the other party.

Since September 2013, we have received subpoenas from the United States Department of Justice (“DOJ”) and the United States Securities and Exchange Commission (“SEC”) requesting that we produce documents relating to our Concession in Guinea. See additional discussion in Note 7. We are unable to predict the outcome or future cost associated with these proceedings and the investigations being conducted by the DOJ and SEC; however, we incurred approximately $3.0 million in legal and other professional fees related to the investigations in the six months ended December 31, 2013, and it is likely that we will incur significant expenses for legal and associated costs in the next several months.

Our costs related to the items referred to above and any additional expenses, or any negative outcomes, could adversely affect our liquidity and financial condition and results of operations.  We also will be responsible for our participating interest share of costs in excess of $100 million gross costs associated with the ultra-deepwater exploration well, and such excess well costs could exacerbate our liquidity concerns. Absent cash inflows, we could exhaust our current available liquidity within the next twelve months.  The timing and amount of our cash outflows are dependent on a number of factors including: legal and other professional fees related to the FCPA investigations, a negative outcome related to any of our legal proceedings and investigations, well costs exceeding our carry, or if we have unfavorable well results. As a result, absent cash inflows, there is substantial doubt as to whether we will have adequate capital resources to meet our current obligations as they become due and therefore be able to continue as a going concern. Our ability to meet our current obligations as they become due over the next twelve-months, and to be able to continue exploration, will depend on obtaining additional resources through sales of additional interests in the Concession, equity or debt financings, or through other means, although no assurance can be given that any of these actions can be completed.

Principles of consolidation

The accompanying unaudited consolidated financial statements include the accounts of Hyperdynamics and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States and the rules of the SEC, and should be read in conjunction with the audited financial statements and notes thereto contained in our Annual Report filed with the SEC on Form 10-K for the year ended June 30, 2013. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year ended June 30, 2013, as reported in the Form 10-K, have been omitted.

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

Restricted cash

Included in restricted cash at December 31, 2013 is $19.2 million held in escrow which relates to our drilling contract with AGR. Under the terms of the drilling contract, we funded the escrow account for the sole purpose of funding our drilling project as overseen by AGR.

Joint interest receivable and allowance for doubtful accounts

We establish provisions for losses on accounts receivable if we determine that we will not collect all or part of the outstanding balance. Accounts receivable are written down to reflect management’s best estimate or realizability based upon known specific analysis, historical experience, and other currently available evidence of the net collectible amount. There is no allowance for doubtful accounts as of December 31, 2013 or June 30, 2013. At December 31, 2013 and June 30, 2013, all of our accounts receivable balance was related to joint interest billings to Tullow and Dana Petroleum (E&P) Limited (“Dana”), who own 40% and 23% participating interests in the Concession, respectively.

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

All potential dilutive securities, including potentially dilutive options, warrants and convertible securities, if any, were excluded from the computation of dilutive net loss per common share for the three and six month periods ended December 31, 2013 and 2012, respectively, as their effects are antidilutive due to our net loss for those periods.

Stock options to purchase approximately 1.3 million common shares at an average exercise price of $12.53 and warrants to purchase approximately 0.4 million shares of common stock at an average exercise price of $10.40 were outstanding at December 31, 2013. Using the treasury stock method, had we had net income, approximately 3,000 and 27,000 common shares attributable to our outstanding stock options would have been included in the fully diluted earnings per share for the three and six month period ended December 31, 2013.  There would have been no dilution attributable to our outstanding warrants to purchase common shares.

Stock options to purchase approximately 1.3 million common shares at an average exercise price of $15.52 and warrants to purchase approximately 1.7 million shares of common stock at an average exercise price of $23.44 were outstanding at December 31, 2012. Using the treasury stock method, had we had net income, approximately 55,250 and 57,375 common shares attributable to our outstanding stock options would have been included in the fully diluted earnings per share for the three and six-month periods ended December 31, 2012.  There would have been no dilution attributable to our outstanding warrants to purchase common shares.

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

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The carrying values of cash and cash equivalents, accounts receivable — joint interest and accounts payable approximate fair value. On December 31, 2013 we held investments which were classified as available-for-sale securities and therefore were recorded at their fair value at the reporting date. Available-for-sale securities, which consist entirely of Corporate Debt securities, were valued at the closing price reported in the active market in which the security was traded.

The following table sets forth by level within the fair value hierarchy, our financial assets and liabilities (in thousands) that were accounted for at fair value on a recurring basis as of December 31, 2013:

	Carrying Value at December 31,	Fair Value Measurement at December 31, 2013
	2013	Level 1	Level 2	Level 3
Assets:
Corporate debt securities	$15,207	$15,207	$—	$—

	Carrying Value at	Fair Value Measurement at June 30, 2013
	June 30, 2013	Level 1	Level 2	Level 3
Assets:
Corporate debt securities	$15,383	$15,383	$—	$—

Foreign currency gains and losses from current operations

In accordance with ASC Topic 830, Foreign Currency Matters, the functional currency of our international subsidiaries is the U.S. Dollar. Gains and losses from foreign currency transactions arising from operating assets and liabilities have not been significant and are included in general, administrative and other operating expense. Net foreign currency transaction gains (losses) were $(0.2) million and $(0.5) million for the three and six month periods ended December 31, 2013, as compared to $(0.1) million and $(0.2) million for the three and six month periods ended December 31, 2012 respectively.

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

We follow the “full-cost” method of accounting for oil and natural gas property and equipment costs. Under this method, until April 1, 2013 internal costs incurred that were directly identified with exploration, development, and acquisition activities undertaken by us for our own account, and which were not related to production, general corporate overhead, or similar activities, were capitalized. For the three and six month periods ended December 31, 2012, we capitalized $1.2 million and $2.3 million of such costs respectively. Capitalization of internal costs was discontinued April 1, 2013 when Tullow became the operator. Geological and geophysical costs incurred that are directly associated with specific unproved properties are capitalized in “Unproved properties excluded from amortization” and evaluated as part of the total capitalized costs associated with a prospect. The cost of unproved properties not being amortized is assessed to determine whether such properties have been impaired. In determining whether such costs should be impaired, we evaluate current drilling results and available geological and geophysical information. Any impairment assessed to unproved properties is added to the cost of proved properties. The unamortized cost of proved oil and gas properties is limited by the Full-Cost Ceiling Test.

We exclude capitalized costs of unevaluated oil and gas properties from amortization. Geological and geophysical information pertaining to the Guinea concession was collected and evaluated and no reserves have been attributed to the concession. In February 2012, we completed the drilling of the Sabu-1 well, which was determined to be non-commercial. As a result, we evaluated certain geological and geophysical related costs in unproved properties along with the drilling costs of the Sabu-1 well and moved $116.8 million to proved properties. As we have no proved reserves to include in the Full-Cost Ceiling Test, the entire $116.8 million resulted in the full amortization of our proved oil and gas properties. The net costs associated with properties which remain unevaluated were

$20.9 million and $21.2 million as of December 31, 2013 and June 30, 2013, respectively. These costs are excluded from amounts subject to amortization.

The following table provides detail of total capitalized costs for our Guinea concession as of December 31, 2013 and June 30, 2013 (in thousands):

	December 31, 2013	June 30, 2013
Oil and Gas Properties:
Proved Oil and Gas Properties	$116,753	$116,753
Unproved Oil and Gas Properties	14,094	14,365
Other Equipment Costs	6,809	6,809
Total Oil and Gas Properties	137,656	137,927
Less — Accumulated depreciation, depletion and amortization costs	(116,753)	(116,753)
Unevaluated properties not subject to amortization	$20,903	$21,174

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

During the six month period ended December 31, 2013, our oil and gas property balance declined by $0.3 million as a result of a credit received from Tullow as a correction of costs previously billed to us.

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

3. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses (in thousands) as of December 31, 2013 and June 30, 2013 include the following:

	December 31, 2013	June 30, 2013
Accounts payable — oil and gas exploration activities	$21,262	$22,208
Accounts payable — legal costs	2,954	164
Accrued payroll and bonus	1,289	215
Accrued — Other	17	15
	$25,522	$22,602

4. INVESTMENTS

The following is a summary of available-for-sale securities as of December 31, 2013 (in thousands):

	Amortized Cost	Unrealized Losses	Fair Value (net)
US corporate debt securities	$15,276	$(69)	$15,207
Total available-for-sale	$15,276	$(69)	$15,207

The following is a summary of available-for-sale securities as of June 30, 2013 (in thousands):

	Amortized Cost	Unrealized Losses	Fair Value (net)
US corporate debt securities	$15,477	$(94)	$15,383
Total available-for-sale	$15,477	$(94)	$15,383

We had no securities classified as held-to-maturity as of December 31, 2013 or June 30, 2013. All $15.2 million in debt securities on hand as of December 31, 2013 will mature during the third quarter of fiscal 2014.

At each reporting date, the Company performs an evaluation of debt and equity securities to determine if the unrealized losses are other-than-temporary. As of December 31, 2013 or June 30, 2013 no other-than-temporary impairment losses have been recorded with regard to securities.

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

The 2010 Plan provides for the grants of shares of common stock, restricted stock units or incentive stock options and/or nonqualified stock options to purchase our common stock to selected employees, directors, officers, agents, consultants, attorneys, vendors and advisors of ours’ or of any parent or subsidiary thereof. Shares of common stock or restricted stock can only be granted under the 2010 Plan within 10 years from the plan effective date of February 18, 2010. A maximum of 1,250,000 shares are issuable under the 2010 Plan and at December 31, 2013, 443,330 shares remained available for issuance.

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

Stock Options

The following table provides information about options during the six months ended December 31, 2013 and 2012:

	2013	2012
Number of options granted	3,359	56,080
Compensation expense recognized	$439,000	$2,109,000
Compensation cost capitalized	—	688,000
Weighted average fair value of options outstanding	$8.25	$10.08

The following table details the significant assumptions used to compute the fair market values of employee and director stock options granted during the six months ended December 31, 2013 and 2012:

	2013	2012
Risk-free interest rate	0.08-0.90%	0.13-0.45%
Dividend yield	0%	0%
Volatility factor	74-95%	98-123%
Expected life (years)	0.5-3.25	0.5-3.25

Summary information regarding employee and director stock options issued and outstanding under all plans as of December 31, 2013 is as follows:

	Options	Weighted Average Exercise Price	Aggregate intrinsic value	Weighted average remaining contractual term (years)
Options outstanding at year ended July 1, 2013	1,361,509	13.12	$52,277	3.26
Granted	3,359	4.77
Exercised	—	—
Forfeited	(76,043)	19.22
Expired	(24,735)	23.16
Options outstanding at December 31, 2013	1,264,090	$12.53	$129,243	2.55
Options exercisable at December 31, 2013	833,104	$16.36	$34,981	2.46

Options outstanding and exercisable as of December 31, 2013
Exercise Price	Outstanding Number of Shares	Remaining Life	Exercisable Number of Shares
$1.92-5.00	306,828	1 year	150,358
$1.92-5.00	164,840	4 years	6,250
$5.01-10.00	141,099	1 year	137,763
$5.01-10.00	162,944	4 years	62,023
$5.01-10.00	46,125	7 years	46,125
$10.01-20.00	106,375	1 year	106,375
$10.01-20.00	32,500	6 years	30,000
$20.01-25.00	14,875	1 year	13,208
$20.01-25.00	17,875	7 years	17,875
$25.01-30.00	52,500	1 year	52,500
$25.01-30.00	33,750	7 years	32,500
$30.01-35.00	26,939	1 year	26,939
$30.01-35.00	38,125	3 years	38,125
$30.01-35.00	64,313	8 years	64,313
$35.01-40.00	22,502	1 year	16,250
$35.01-40.00	9,375	3 years	9,375
$40.01-45.00	11,875	1 year	11,875
$40.01-45.00	11,250	7 years	11,250
	1,264,090		833,104

At December 31, 2013, there was $1.0 million of unrecognized compensation costs related to non-vested share based compensation arrangements granted to employees and directors under the plans, with an amortization period of two to three years.

6. INCOME TAXES

Federal income taxes are not due as we have had losses since inception. Our effective tax rate for the three and six month periods ended December 31, 2013 and 2012 is zero percent. This rate is lower than the U.S. statutory rate of 35 percent primarily due to the valuation allowance applied against our net deferred tax assets.

7. COMMITMENTS AND CONTINGENCIES

LITIGATION AND OTHER LEGAL MATTERS

From time to time, we and our subsidiaries are involved in disputes. We are unable to predict the outcome of such matters when they arise. We review the status of on-going proceedings and other contingent matters with legal counsel.  Liabilities for such items are recorded if and when it is probable that a liability has been incurred and when the amount of the liability can be reasonably estimated. If we are able to reasonably estimate a range of possible losses, an estimated range of possible loss is disclosed for such matters in excess of the accrued liability, if any. Liabilities are periodically reviewed for adjustments based on additional information.

Shareholder Lawsuits

On April 2, 2012, a lawsuit styled as a class action was filed in the U.S. District Court for the Southern District of Texas against us and our chief executive officer alleging that we made false and misleading statements that artificially inflated our stock prices. The lawsuit alleges, among other things, that we misrepresented the prospects and progress of our drilling operations, including our drilling of the Sabu-1 well and plans to drill the Baraka-1 well off the coast of the Republic of Guinea.  The lawsuit seeks damages based on Sections 10(b) and 20 of the Securities Exchange Act of 1934, although the specific amount of damages is not specified.  On June 1 and June 4, 2012, a number of parties made application to the Court to be appointed as lead plaintiff, and a lead plaintiff was appointed by the Court.  On April 22, 2013, the lead plaintiff appointed by the Court filed a motion to withdraw as lead plaintiff.  On June 12, 2013 the Court accepted the withdrawal of the lead plaintiff and appointed a new lead plaintiff to represent the class. On August 13, 2013, the newly appointed lead plaintiff also filed a motion to withdraw as lead plaintiff. On December 5, 2013 the Court appointed another plaintiff as lead plaintiff, and on January 22, 2014 the Court referred the matter to the magistrate judge for a conference regarding the lead plaintiff issue.  We have assessed the status of this matter and have concluded that an adverse judgment remains reasonably possible, but not probable. As a result, no provision has been made in the consolidated financial statements. Given the early stage of this dispute, we are unable to estimate a range of possible loss; however, in our opinion, the outcome of this dispute will not have a material effect on our financial condition and results of operations.

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

AGR Lawsuit

On June 21, 2012, our wholly-owned subsidiary, SCS, filed suit against AGR following unsuccessful negotiations to address the cost overruns associated with the Sabu-1 well drilled off the coast of the Republic of Guinea. The suit was filed in London, England in the High Court of Justice, Queen’s Bench Division, Technology and Construction Court.  SCS is seeking to recover damages and other relief from AGR for claims of mismanagement of the drilling of the Sabu-1 well and various breaches of contract that resulted in the cost overruns. Among other things, the lawsuit alleges that AGR mismanaged the selection, reconditioning and crew staffing for the Jasper Explorer drilling rig used to drill the Sabu-1 well, mismanaged other subcontractor relationships, failed to seek cost relief from its subcontractors, and failed to return to SCS inventory purchased by SCS but not used in the drilling of Sabu-1 well. On October 1, 2012, AGR filed a defense denying SCS’s allegations and asserting a counterclaim for $22.2 million which AGR alleges to be the outstanding amount owed on the Sabu-1 drilling project, and seeking other unspecified damages and relief, including damages for loss of management time and associated expenses, a full indemnity for a claim brought by Jasper against AGR, and interest on any damages awarded.  SCS filed a reply to AGR’s defense on December 3, 2012 and responded by denying AGR’s counterclaim. At a hearing on May 24, 2013, the Court consolidated this matter with a pending matter between Jasper Drilling Private Limited, the owner of the Jasper Explorer drilling rig, and AGR, and established a pretrial schedule contemplating one trial for both matters in June 2014. On December 23, 2013, SCS served an Amended Particulars of Claim and a hearing to consider the Amended Particulars of Claim is set for February 14, 2014.

As of December 31, 2013 $19.2 million remains in an escrow account established to fund the well drilling project. As described above, our claim against AGR seeks recovery of monies paid out as a result of AGR’s mismanagement of the project. In addition to the amounts paid, to comply with relevant accounting rules, we have accrued an additional $21.5 million of costs on a gross basis for costs AGR claims are associated with the drilling of the Sabu-1 well. We have not paid these funds to AGR and dispute AGR’s entitlement to these funds. Additionally, AGR holds $8.8 million on a gross basis of excess materials acquired during the drilling of the Sabu-1 well. We dispute AGR’s entitlement to these assets. Finally, an additional amount of $9.5 million on a gross basis or $7.3 million based on the 77% interest we then held is sought by AGR. Because of our claim, and because we dispute the validity of these charges, we have not accrued for this amount. We have assessed the status of AGR’s claims and have concluded that although an adverse judgment is reasonably possible, it is not probable. As a result, no provision for the $9.5 million has been made in the consolidated financial statements. In our opinion, the outcome of this dispute will not have a material adverse effect on our financial condition and results of operations.

Foreign Corrupt Practices Act Investigations

During September 2013, we received a subpoena from the United States Department of Justice. Subsequently, in January 2014 we received a subpoena from the United States Securities and Exchange Commission. Both subpoenas request that the Company produce documents relating to its business in Guinea.  We understand that the DOJ and SEC are investigating whether our activities in obtaining and retaining the Concession rights and our relationships with charitable organizations potentially violate the U.S. Foreign Corrupt Practices Act or U.S. anti-money laundering statutes.  We have retained legal counsel to represent us in these matters, initiated an internal investigation, and we are cooperating fully with the government.

If violations of the FCPA occurred, we could be subject to fines, civil and criminal penalties, equitable remedies, and injunctive relief.  We could also face fines, sanctions and other penalties from authorities in other jurisdictions that could affect our ability to conduct business operations in those jurisdictions. In addition, disclosure and the pendency of the investigation could adversely affect our reputation and our ability to obtain new business or retain existing business, to attract and retain employees and to access the capital markets. No amounts have been accrued related to any potential fines, sanctions or other penalties. We cannot currently predict what, if any, actions may be taken by the DOJ, the SEC, the applicable government or other authorities or the effect the actions may have on our results of operations, financial condition, on our financial statements or on our business in Guinea and other jurisdictions. We are unable to predict when the investigations will be completed, what outcome will result or what total costs we will incur in the course of the investigations. We incurred approximately $3.0 million in legal and other professional fees associated with the FCPA investigations in the six month period ended December 31, 2013, and it is likely that we will continue to incur significant expenses in the next several months.

COMMITMENTS

Operating Leases

We lease office space under long-term operating leases with varying terms. Most of the operating leases contain renewal and purchase options. We expect that in the normal course of business, the majority of operating leases will be renewed or replaced by other leases.

The following is a schedule by years of minimum future rental payments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of December 31, 2013:

Years ending June 30:
(in thousands)
2014	$210
2015	284
2016	—
2017	—
2018	—
Total minimum payments required	$494

Rent expense included in net loss from operations for the three and six month periods ended December 31, 2013 was $0.1 million and $0.2 million respectively, compared to $0.1 million and $0.2 million for the three and six month periods ended December 31, 2012.

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

Since the grant of the Concession, one well has been drilled and it was non-commercial. The Consortium plans to drill an ultra-deepwater exploration well in the first half of calendar 2014.

We have conducted 2-dimensional (“2D”) and 3-dimensional (“3D”) surveys of a portion of the Concession. The acquisition phase of the most recent 3D seismic survey covering approximately 4,000 square kilometers in the deeper water portion of the Concession was completed by the CGG Veritas Ocean Endeavor in January 2012 and processing has now been completed.

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

Results of Operations

Based on the factors discussed below the net loss attributable to common shareholders for the three months ended December 31, 2013 increased $3.3 million, or 65%, to a net loss of $8.4 million, or $0.40 per share, from a net loss of $5.1 million, or $0.24 per share for the three months ended December 31, 2012. Net loss attributable to common shareholders for the six months ended December 31, 2013 increased $1.5 million, or 13%, to a net loss of $12.8 million, or $0.61 per share, from a net loss of $11.3 million, or $0.54 per share for the six months ended December 31, 2012.

Reportable segments

We have one reportable segment: our international operations in Guinea conducted through our subsidiary SCS. SCS is engaged in oil and gas exploration activities pertaining to offshore Guinea.

Three months ended December 31, 2013 Compared to Three Months Ended December 31, 2012

Revenues.  There were no revenues for the three months ended December 31, 2013 and 2012.

Depreciation.  Depreciation on property and equipment decreased 37% or $0.1 million from the fiscal 2013 period to the fiscal 2014 period. Depreciation expense was $0.1 million and $0.2 million in the three months ended December 31, 2013 and 2012, respectively.

General, Administrative and Other Operating Expenses. Our general, administrative and other operating expenses were $8.3 million and $4.9 million for the three months ended December 31, 2013 and 2012, respectively. This represents an increase of 69% or, $3.4 million from the fiscal 2013 period to the fiscal 2014 period. Included in this increase is a $0.7 million decline in non-cash stock compensation from $0.9 million in the three months ended December 31, 2012 to $0.2 million in the three months ended December 31, 2013, which can be attributed to a decline in the amount attributable to vesting options. The remaining $4.1 million increase in expense was primarily attributable to an increase in legal and other professional fees of $4.8 million, which can be attributed to legal and other professional fees related to the FCPA investigations ($2.8 million) as well as legal fees related to the AGR lawsuit ($2.1 million). This was offset by a decrease in personnel related costs of approximately $0.8 million, which can be attributed to a decline in headcount as a result of fiscal 2013 staff reductions.

Loss from Continuing Operations. As a result of the factors discussed above, our loss from operations increased by $3.3 million, from $5.1 million in the three months ended December 31, 2012 to $8.4 million for the three months ended December 31, 2013.

Six months ended December 31, 2013 Compared to Six Months Ended December 31, 2012

Revenues.  There were no revenues for the six months ended December 31, 2013 and 2012.

Depreciation.  Depreciation on property and equipment decreased 38% or $0.2 million from the fiscal 2013 period to the fiscal 2014 period. Depreciation expense was $0.2 million and $0.4 million in the six months ended December 31, 2013 and 2012, respectively.

General, Administrative and Other Operating Expenses. Our general, administrative and other operating expenses were $12.6 million and $10.5 million for the six months ended December 31, 2013 and 2012, respectively. This represents an increase of 21% or, $2.1 million from the fiscal 2013 period to the fiscal 2014 period. Included in this increase is a $1.7 million decline in non-cash stock compensation from $2.1 million in the six months ended December 31, 2012 to $0.4 million in the six months ended December 31, 2013, which can be attributed to a decline in the amount attributable to vesting options. The remaining $3.8 million increase in expense was primarily attributable to an increase in legal and other professional fees of $5.0 million, which can be attributed to an increase in legal and other professional fees related to the FCPA investigations ($3.0 million) as well as legal fees related to the AGR lawsuit ($2.2 million). Additionally, we had an increase in foreign currency losses of approximately $0.3 million. Our foreign currency transaction losses are the result of a large balance in accounts payable denominated in foreign currency, primarily associated with our drilling contract with AGR, for which payment has been frozen pending the resolution of our legal dispute with AGR. The current period losses are the result of a weakening of the US Dollar against the British Pound and the Euro. These factors were offset by a decrease in personnel related costs of approximately $1.3 million, which can be attributed to a decline in headcount as a result of fiscal 2013 staff reductions.

Amortization of Costs. We fully amortized our proved oil and gas properties of $0.4 million during the six months ended December 31, 2012. No such amortization was recorded in the current period.

Loss from Continuing Operations. As a result of the factors discussed above, our loss from operations increased by $1.5 million, from $11.3 million in the six months ended December 31, 2012 to $12.8 million for the six months ended December 31, 2013.

Liquidity and Capital Resources

General

	Six Months Ended December 31,
	2013	2012
Net cash used in operating activities	(6,816)	(6,967)
Net cash provided by (used in) investing activities	(1,635)	24,100
Net cash provided by financing activities	—	358
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(8,451)	17,491
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	26,468	37,148
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$18,017	$54,639

Operating Activities

Net cash used in operating activities for the six months ended December 31, 2013 was $6.8 million compared to $7.0 million for the six months ended December 31, 2012. The slight decrease in cash used in operating activities is primarily attributable to changes in working capital during the period, offset by an increase in net loss. Both the increase in accounts payable and the increase in net loss can be attributed primarily to the increase in legal and other professional fees associated with the FCPA investigations and the AGR lawsuit.

Investing Activities

Net cash used in investing activities for the six months ended December 31, 2013 was $1.6 million compared to $24.1 million provided from investing activities in the six months ended December 31, 2012. The decrease in cash provided from investing activities can be attributed to $26.7 million in net proceeds being received in the prior period in connection with the sale of interest in the Concession to Tullow. This was offset by a decrease in the cash used for oil and gas properties, which is the result of our share of current exploration costs being paid by Tullow subject to their agreement to carry our share of costs associated with the first exploration well.

Financing Activities

There was net cash provided by financing activities for the six months ended December 31, 2012 of $0.4 million, whereas there was no cash provided by financing activities during the six months ended December 31, 2013. This decline in cash provided by financing activities is the result of a decline in stock options exercised.

Capital Resource Considerations

The Consortium plans to drill an ultra-deepwater exploration well in the first half of calendar 2014. Tullow has agreed to pay our participating interest share of costs associated with this well up to a gross expenditure cap of $100 million. The Consortium currently estimates the well will cost approximately $115 million, which estimate is subject to change. We will be responsible for our 37% interest share of the cost in excess of the $100 million gross carry. Additionally, Tullow has agreed to pay SCS’s participating interest share of future costs for the drilling of an appraisal of the initial exploration well, if drilled, up to a gross expenditure cap of $100 million. Our ability to drill additional wells will depend on obtaining additional resources through sales of additional interests in the Concession, equity or debt financings, or through other means.  If we farm-out additional interests in the Concession, our percentage will decrease.  Although we have been successful in raising capital and in entering into key participation arrangements with Dana and Tullow, we have no firm commitments for additional capital resources.  The terms of any such arrangements, if made, may not be advantageous. Our need for additional funding may also be affected by the uncertainties involved with the AGR lawsuit and the FCPA investigations. Costs associated with these matters were significant in the quarter ended December 31, 2013, and while total costs and outcomes are not currently known, we expect the costs to be substantial.

Liquidity

On December 31, 2013, we had $18.0 million in cash, $15.2 million in available-for-sale securities and $19.2 million in restricted cash, which is held in escrow in connection with our drilling contract with AGR. We had $25.6 million in liabilities, which are comprised of current liabilities of $25.5 million, including $20.2 million of liabilities currently pending resolution of our dispute with AGR, and noncurrent liabilities of $0.1 million. We plan to use our existing cash to fund our general corporate needs, our legal and other professional fees and our expenditures associated with the Concession, including our share of future capital expenditures that are not paid by Tullow on our behalf. We have no other material commitments.

We have filed suit for monetary damages against AGR following unsuccessful negotiations to address the cost overruns associated with the Sabu-1 well. Payment of the remaining drilling costs is pending resolution of this dispute.  AGR filed a countersuit on October 1, 2012 in which AGR has made claims for additional cost of $9.5 million on a gross basis or $7.3 million based on the 77% interest we then held, which we dispute and have excluded from cost incurred to date. Additionally, AGR holds $8.8 million on a gross basis of excess materials acquired during the drilling of the Sabu-1 well. We dispute AGR’s entitlement to these assets. Resolution of this dispute may result in the recovery of a portion of the costs incurred to date; however, it is possible that the resolution of this dispute may result in additional liability associated with disputed costs as well as additional legal expenses. In addition, the court could require a party to pay a portion of the legal fees of the other party.

The Consortium sent notice in September 2013 to the Government of Guinea of its intention to renew the second exploration period to September 2016 and the coordinates of the area to be relinquished as required under the PSC. The second exploration period may be extended for one additional year beyond 2016 to allow the completion of a well in process and for two additional years to allow the completion of the appraisal of any discovery made. Additionally, to satisfy the September 2013-2016 work requirement, one exploration well is required to be drilled, which is to be commenced by the end of September 2016, to a minimum depth of 2,500 meters below seabed.  The Consortium plans to drill an ultra-deepwater exploration well during the first half of calendar 2014, which would satisfy the requirement to drill in the second exploration period. Tullow has agreed to pay SCS’s participating interest share of future costs associated with the drilling of this well, up to a gross expenditure cap of $100 million. Additionally, Tullow has agreed to pay SCS’s participating interest share of future costs for the drilling of an appraisal of the initial exploration well, if drilled, up to a gross expenditure cap of $100 million. The Consortium currently estimates the exploration well will cost approximately $115 million, which estimate is subject to change. We will be responsible for our 37% interest share of the cost in excess of the $100 million gross carry.

Since September 2013, we have received subpoenas from the United States Department of Justice (“DOJ”) and the United States Securities and Exchange Commission (“SEC”) requesting that we produce documents relating to our Concession in Guinea. See additional discussion in Note 7. We are unable to predict the outcome or future cost associated with these proceedings and the investigations being conducted by the DOJ and SEC; however, we incurred approximately $3.0 million in legal and other professional fees related to the investigations in the six months ended December 31, 2013, and it is likely that we will incur significant expenses for legal and associated costs in the next several months.

Our costs related to the items referred to above and any additional expenses, or any negative outcomes, could adversely affect our liquidity and financial condition and results of operations.  We also will be responsible for our participating interest share of costs in excess of $100 million gross costs associated with the ultra-deepwater exploration well, and such excess well costs could exacerbate our liquidity concerns. Absent cash inflows, we could exhaust our current available liquidity within the next twelve months.  The timing and amount of our cash outflows are dependent on a number of factors including: legal and other professional fees related to the FCPA investigations, a negative outcome related to any of our legal proceedings and investigations, well costs exceeding our carry, or if we have unfavorable well results. As a result, absent cash inflows, there is substantial doubt as to whether we will have adequate capital resources to meet our current obligations as they become due and therefore be able to continue as a going concern. Our ability to meet our current obligations as they become due over the next twelve-months, and to be able to continue exploration, will depend on obtaining additional resources through sales of additional interests in the Concession, equity or debt financings, or through other means, although no assurance can be given that any of these actions can be completed.

Capital Expenditures

During the first six months of fiscal 2014, we received credits for costs previously incurred resulting in a $0.3 million reduction in oil and gas properties, but we expended $1.5 million for previous property additions included in accounts payable as of June 30, 2013. Additionally, during the first six months of fiscal 2014 $0.1 million was expended for the purchase of property, plant and equipment. This compares to $2.7 million expended on oil and gas properties during the six months ended December 31, 2012, while $0.03 million was provided from sales of property plant and equipment net of related expenditures.  Fiscal 2013 oil and gas properties expenditures mostly pertained to costs associated with the processing of our most recent 3-D survey.

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

Item 4. Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.  Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of December 31, 2013, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Our management, including the CEO and CFO, identified no change in our internal control over financial reporting that occurred during our fiscal quarter ended December 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II Other Information

Item 1. Legal Proceedings

From time to time, we and our subsidiaries are involved in business disputes. We are unable to predict the outcome of such matters when they arise. Currently pending proceedings, in our opinion, will not have a material adverse effect upon our consolidated financial statements. The following is the only litigation matter with material developments during the three month period ended December 31, 2013.

AGR Lawsuit

On June 21, 2012, our wholly-owned subsidiary, SCS, filed suit against AGR following unsuccessful negotiations to address the cost overruns associated with the Sabu-1 well drilled off the coast of the Republic of Guinea. The suit was filed in London, England in the High Court of Justice, Queen’s Bench Division, Technology and Construction Court.  SCS is seeking to recover damages and other relief from AGR for claims of mismanagement of the drilling of the Sabu-1 well and various breaches of contract that resulted in the cost overruns. Among other things, the lawsuit alleges that AGR mismanaged the selection, reconditioning and crew staffing for the Jasper Explorer drilling rig used to drill the Sabu-1 well, mismanaged other subcontractor relationships, failed to seek cost relief from its subcontractors, and failed to return to SCS inventory purchased by SCS but not used in the drilling of Sabu-1 well. On October 1, 2012, AGR filed a defense denying SCS’s allegations and asserting a counterclaim for $22.2 million which AGR alleges to be the outstanding amount owed on the Sabu-1 drilling project, and seeking other unspecified damages and relief, including damages for loss of management time and associated expenses, a full indemnity for a claim brought by Jasper against AGR, and interest on any damages awarded.  SCS filed a reply to AGR’s defense on December 3, 2012 and responded by denying AGR’s counterclaim. At a hearing on May 24, 2013, the Court consolidated this matter with a pending matter between Jasper Drilling Private Limited, the owner of the Jasper Explorer drilling rig, and AGR, and established a pretrial schedule contemplating one trial for both matters in June 2014. On December 23, 2013 SCS served an Amended Particulars of Claim and a hearing to consider the Amended Particulars of Claim is set for February 14, 2014.

Item 1A. Risk Factors

The following risk factors are provided to reflect material developments and modify the risk factors previously disclosed under Item 1A. of our Annual Report on Form 10-K for the fiscal year ended June 30, 2013.

The U.S. Department of Justice (DOJ) and the United States Securities and Exchange Commission (“SEC”) are investigating potential violations of the Foreign Corrupt Practices Act (FCPA) and anti-money laundering statutes.  If an action is commenced or we are found to have violated the FCPA or other legal requirements, our business and financial condition could be adversely affected.

In September 2013 we received a subpoena from the DOJ.  Subsequently, in January 2014 we received a subpoena from the SEC. Both subpoenas request that the Company produce documents relating to its business in Guinea. We understand that they are investigating whether our activities in obtaining and retaining the Concession rights and our relationships with charitable organizations potentially violate the FCPA and anti-money laundering statutes.  We have retained legal counsel to represent us in this matter, and we are fully cooperating with the government. We are unable to predict when the investigations will be completed, what outcome will result or what the total costs we will incur in the course of the investigations.

The DOJ and the SEC have a broad range of criminal and civil sanctions under the FCPA and other laws and regulations, which they may seek against corporations and individuals, including injunctive relief, monetary penalties and compliance programs, based on alleged improper payments and deficiencies in books and records and internal controls.  In addition, any such allegations or findings could adversely affect our business relationships and materially impact our financial condition and results of operations. We also could face fines, sanctions and other penalties from authorities in other jurisdictions that could affect our ability to conduct business operations in those jurisdictions.

Legal fees and associated costs in connection with legal proceedings and the FCPA investigations will likely be significant in the next several months and are expected to adversely affect our liquidity and financial condition and results of operations.  The pendency of those matters, and the related legal fees and associated costs, could also adversely affect our business relationships.

We are involved in several legal proceedings and FCPA investigations. There are significant uncertainties involved in these matters, and we are unable to predict the length of the FCPA investigations or what outcome will result.  Although we cannot estimate what total costs we will incur in the course of the investigations, it is likely that we will incur significant expenses for legal fees and associated costs in the next several months.  Similarly, certain legal proceedings that we are involved in are in various stages, and it is unknown whether the cases will be dismissed, tried, or otherwise resolved.  The lawsuit we filed against AGR regarding costs overruns associated with our exploration well offshore Guinea, and their counterclaim against us, are currently scheduled to be tried in London, England in June 2014.  We expect our legal fees and associated costs to be significant.  These additional expenses, or a negative result, could adversely affect our liquidity and financial condition and results of operations.  In addition, our ability to conduct business with persons with whom we have business relationships, or with whom we potentially could have business relationships, including potential financing sources, may be adversely affected by the pendency of, and expense related to, these matters, and the uncertain nature of potential outcomes.

Due to expected significant costs in connection with our various legal proceedings and the FCPA investigations, our liquidity and financial condition will be strained.  Liquidity concerns will be exacerbated if costs associated with the drilling of the exploration well planned for 2014 are greater than $100 million.  In addition, these costs and any negative outcomes could also adversely affect our ability to obtain financing, or to obtain financing on terms advantageous to us.

We expect to continue to incur significant legal fees and associated costs during the next year, which will adversely affect our liquidity and financial condition.  The Consortium plans to drill an ultra-deepwater exploration well during the first half of calendar 2014.  Tullow is responsible for payment of our participating interest share of future costs associated with the drilling of this well up to a gross expenditure cap of $100 million.  The Consortium currently estimates the well will cost approximately $115 million, which estimate is subject to change.  Accurately predicting well costs is difficult to achieve and there will be considerable uncertainty regarding the actual costs to be incurred.  Moreover, budgetary, operating and other risks may be greater for the drilling of an ultra-deepwater well than for a shallower well onshore. Costs in excess of $100 million on the planned exploratory well could exacerbate our liquidity concerns and adversely affect our financial condition and results of operations.

We expect to need additional financing.  We have been successful in obtaining funds through equity financings and the sale of participation interests in our Concession rights.  There can be no assurance that we will be successful in the future.  Costs associated with legal proceedings, FCPA investigations and/or the exploration well, and any negative outcomes, could adversely affect our ability to obtain financing, or to obtain financing on terms advantageous to us.

Uncertainties and our present capital resources, absent a cash inflow, create substantial doubt we can continue as a going concern.  If we do not obtain additional financing, we could be forced to curtail operations.

Due to uncertainties related to the cost, pendency and ultimate outcome of legal proceedings and FCPA investigations, and the costs and outcome of the ultra-deep water exploration well planned to be drilled by the Consortium in the first half of calendar 2014, there is substantial doubt about our ability to continue as a going concern.  If we are unable to obtain additional financing, we could be unable to continue exploration and execute our business plan, and we could be forced to curtail operations.

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

Hyperdynamics Corporation
(Registrant)

By:	/s/ Ray Leonard
Ray Leonard
Chief Executive Officer

Dated: February 7, 2014

By:	/s/ David Wesson
David Wesson
Chief Financial Officer

Dated: February 7, 2014

By:	/s/ Chris DePue
Chris DePue
Principal Accounting Officer

Dated: February 7, 2014

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