Form 10-Q
period 2014-03-31
HYPERDYNAMICS CORP
filed 2014-05-09
CIK 937136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934:

For the quarterly period ended March 31, 2014

or

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

As of May 5, 2014, 21,046,591 shares of common stock, $0.001 par value, were outstanding.

HYPERDYNAMICS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Number of Shares)

(Unaudited)

	March 31, 2014	June 30, 2013
ASSETS
Current assets:
Cash and cash equivalents	$26,117	$26,468
Available-for-sale securities	—	15,383
Accounts receivable — joint interest	—	754
Prepaid expenses	161	637
Other current assets	13	37
Total current assets	26,291	43,279

Property and equipment, net of accumulated depreciation of $1,703 and $1,462	480	710
Unproved properties excluded from amortization	21,029	21,174
Other Assets:
Restricted cash	19,197	19,190
Deposits	—	15
Total assets	$66,997	$84,368

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities - accounts payable and accrued expenses	$25,645	$22,602
Other non-current liabilities	67	92
Total liabilities	25,712	22,694

Commitments and contingencies (Note 7)	—	—

Shareholders’ equity:
Preferred stock, $0.001 par value; 20,000,000 authorized, 0 shares issued and outstanding	—	—
Common stock, $0.001 par value, 43,750,000 shares authorized; 21,046,591 and 21,046,591 shares issued and outstanding, respectively	169	169
Additional paid-in capital	316,794	316,235
Accumulated other comprehensive loss	—	(94)
Accumulated deficit	(275,678)	(254,636)
Total shareholders’ equity	41,285	61,674
Total liabilities and shareholders’ equity	$66,997	$84,368

The accompanying notes are an integral part of these condensed consolidated financial statements.

HYPERDYNAMICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Number of Shares and Per Share Amounts)

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
Costs and expenses:
Depreciation	$97	$152	$318	$511
General, administrative and other operating	8,095	2,650	20,725	13,110
Full-Cost ceiling test write-down	—	—	—	441
Loss from operations	(8,192)	(2,802)	(21,043)	(14,062)
Interest income	26	4	70	10
Realized loss on disposal of securities	(69)	—	(69)	—
Loss before income tax	(8,235)	(2,798)	(21,042)	(14,052)
Income tax	—	—	—	—
Net loss	$(8,235)	$(2,798)	$(21,042)	$(14,052)

Basic and diluted loss per share	$(0.39)	$(0.13)	$(1.00)	$(0.67)

Weighted average shares outstanding — basic and diluted	21,046,591	20,958,562	21,046,591	20,947,892

The accompanying notes are an integral part of these condensed consolidated financial statements.

HYPERDYNAMICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In Thousands)

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013

Net loss	$(8,235)	$(2,798)	$(21,042)	$(14,052)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	—	(5)	25	(5)
Reclassification adjustment for realized losses included in net income	69	—	69	—
Other comprehensive income	69	(5)	94	(5)
Comprehensive loss	(8,166)	(2,803)	(20,948)	(14,057)

The accompanying notes are an integral part of these condensed consolidated financial statements.

HYPERDYNAMICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In Thousands, Except Number of Shares)

(Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total
Balance, July 1, 2012	20,867,216	$167	$312,075	$(236,175)	$—	$76,067
Net loss	—	—	—	(18,461)	—	(18,461)
Unrealized loss on available-for-sale securities	—	—	—	—	(94)	(94)
Common stock issued for:
Severance	84,375	1	364	—	—	365
Exercise of options	95,000	1	371	—	—	372
Share based compensation	—	—	3,425	—	—	3,425
Balance, June 30, 2013	21,046,591	$169	$316,235	$(254,636)	$(94)	$61,674
Net loss	—	—	—	(21,042)	—	(21,042)
Unrealized gain on available-for-sale securities	—	—	—	—	25	25
Reclassification adjustment for realized losses included in net income	—	—	—	—	69	69
Share-based compensation	—	—	559	—	—	559
Balance, March 31, 2014	21,046,591	$169	$316,794	$(275,678)	$—	$41,285

The accompanying notes are an integral part of these condensed consolidated financial statements.

HYPERDYNAMICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Nine Months Ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(21,042)	$(14,052)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	318	511
Full-Cost ceiling test write-down	—	441
Stock based compensation	559	2,257
Amortization of premium on short term investments	210	—
Unrealized gain on available-for-sale securities	25	—
Loss on sale of securities	69	—
Changes in operating assets and liabilities:
Decrease (Increase) in accounts receivable — joint interest	754	(1,056)
Decrease in Prepaid expenses	472	482
Decrease in Other current assets	39	3,095
Increase (decrease) in Accounts payable and accrued expenses	4,453	(2,859)
Decrease in Other liabilities	(25)	(22)
Net cash used in operating activities	(14,168)	(11,203)

CASH FLOWS FROM INVESTING ACTIVITIES:
(Purchase) sale of property and equipment	(94)	49
Investment in unproved oil and gas properties	(1,262)	(3,520)
Proceeds from sale of interest in unproved oil and gas properties, net of transaction costs of $3,128	—	23,872
(Purchase) maturity of short term investments	15,173	(5,090)
Net cash Provided by investing activities	13,817	15,311

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of options	—	372
Net cash provided by financing activities	—	372

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(351)	4,480
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	26,468	37,148
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$26,117	$41,628

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Accounts payable for oil and gas properties	$45	$525

The accompanying notes are an integral part of these condensed consolidated financial statements.

HYPERDYNAMICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Nature of business

Hyperdynamics Corporation (“Hyperdynamics,” the “Company,” “we,” “us,” and “our”) is a Delaware corporation formed in March 1996. Hyperdynamics has two wholly-owned subsidiaries, SCS Corporation Ltd (SCS), a Cayman corporation, and HYD Resources Corporation (HYD), a Texas corporation. Through SCS and its wholly-owned subsidiary, SCS Guinea SARL (SCSG), which is a Guinea limited liability company formed under the laws of the Republic of Guinea (“Guinea”) located in Conakry, Guinea, Hyperdynamics focuses on oil and gas exploration offshore the coast of West Africa. Our exploration efforts are pursuant to a Hydrocarbon Production Sharing Contract, as amended (the “PSC”).  We refer to the rights granted under the PSC as the “Concession.” SCS began operations in oil and gas exploration, seismic data acquisition, processing, and interpretation in late fiscal 2002.

Status of our Business

We have no source of operating revenue and there is no assurance when we will, if ever. On March 31, 2014, we had $26.1 million in cash and $19.2 million in restricted cash, which is held in escrow in connection with our drilling contract with AGR Peak Well Management Ltd. (“AGR”). We had $25.7 million in liabilities, which are comprised of current liabilities of $25.6 million, including $20.2 million of liabilities currently pending resolution of our dispute with AGR, and noncurrent liabilities of $0.1 million. We plan to use our existing cash to fund our general corporate needs, our legal and other professional fees and our expenditures associated with the Concession, including our share of future capital expenditures that are not paid by Tullow on our behalf. We have no other material commitments; however, we have incurred significant legal expenses in the nine months ended March 31, 2014, and it is likely that we will continue to incur significant expenses in the next several months.

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

We have drilled one exploratory well, the Sabu-1 well, which reached the planned total depth of 3,600 meters below the surface in February 2012. We determined the well to be non-commercial. As a result, we evaluated the costs associated with the well, subjected them to the Full-Cost Ceiling Test, resulting in a Full-Cost Ceiling Test write-down. See additional discussion in Note 2. As described in Note 7, we have filed suit for monetary damages against AGR, the manager of the Sabu-1 well, following unsuccessful negotiations to address mismanagement that led to significant well cost overruns. The trial is scheduled to begin on June 9, 2014. Payment of the remaining drilling costs is pending resolution of this dispute.  AGR filed a countersuit for additional cost of $9.5 million on a gross basis or $7.3 million based on the 77% interest we then held, which we dispute and have excluded from our cost incurred to date. Resolution of this dispute may result in the recovery of a portion of the costs incurred to date; however, it is possible that the resolution of this dispute may result in additional liability associated with disputed costs as well as additional legal expenses. In addition, the court could require a party to pay a portion of the legal fees of the other party.

Since September 2013, we have received subpoenas from the United States Department of Justice (“DOJ”) and the United States Securities and Exchange Commission (“SEC”) requesting that we produce documents relating to our Concession in Guinea. See additional discussion in Note 7. We are unable to predict the outcome or future cost associated with the AGR case, other legal proceedings and the investigations being conducted by the DOJ and SEC; however, we incurred approximately $5.6 million in legal and other professional fees related to the investigations in the nine months ended March 31, 2014, and it is likely that we will incur significant expenses for legal and associated costs in the next several months.

Pursuant to the Share Purchase Agreement between Tullow and SCS (“SPA”), Tullow agreed to pay our participating interest share of costs associated with an exploration well up to a gross expenditure cap of $100 million. The Consortium currently estimates the well, when drilled, will cost approximately $115 million, which estimate is subject to change. We will be responsible for our 37% interest share of the cost in excess of the $100 million gross carry.

The Consortium planned to drill the exploration well in ultra-deepwater in the first half of calendar 2014. However, on March 11, 2014 Tullow unilaterally asserted its claim that there had been a Force Majeure event under the PSC with the Government of Guinea, the Joint Operating Agreement between SCS, Dana and Tullow (“JOA”) and the SPA. Tullow stated in its notice that the decisions by the DOJ and the SEC to open investigations into Hyperdynamics and SCS’ activities in obtaining and retaining the Concession rights constituted a Force Majeure event under the terms of the PSC, JOA and SPA.  Tullow lifted its declaration of Force Majeure effective May 3, 2014.  Diligent efforts are being made to satisfy the conditions to resuming petroleum operations which include clarification that the investigations of Hyperdynamics will not adversely affect Tullow’s operations under the PSC. We cannot predict the timing or outcome of these efforts.

Our costs related to the items referred to above and any additional expenses, or any negative outcomes, could adversely affect our liquidity and financial condition and results of operations.  We also will be responsible for our participating interest share of costs in excess of $100 million gross costs associated with the ultra-deepwater exploration well when drilled, and such excess well costs could exacerbate our liquidity concerns. Absent cash inflows, we could exhaust our current available liquidity within the next twelve months.  The timing and amount of our cash outflows are dependent on a number of factors including: legal and other professional fees related to the FCPA investigations, a negative outcome related to any of our legal proceedings and investigations, well costs exceeding our carry, or if we have unfavorable well results. As a result, absent cash inflows, there is substantial doubt as to whether we will have adequate capital resources to meet our current obligations as they become due and therefore be able to continue as a going concern. Our ability to meet our current obligations as they become due over the next twelve-months, and to be able to continue exploration, will depend on obtaining additional resources through sales of additional interests in the Concession, equity or debt financings, or through other means, although no assurance can be given that any of these actions can be completed.

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

Restricted cash

Included in restricted cash at March 31, 2014 is $19.2 million held in escrow which relates to our drilling contract with AGR. Under the terms of the drilling contract, we funded the escrow account for the sole purpose of funding our drilling project as overseen by AGR.

Joint interest receivable and allowance for doubtful accounts

We establish provisions for losses on accounts receivable if we determine that we will not collect all or part of the outstanding balance. Accounts receivable are written down to reflect management’s best estimate or realizability based upon known specific analysis, historical experience, and other currently available evidence of the net collectible amount. There is no allowance for doubtful accounts as of March 31, 2014 or June 30, 2013. At March 31, 2014 we had no receivable balance. At June 30, 2013, all of our accounts receivable balance was related to joint interest billings to Tullow and Dana Petroleum (E&P) Limited (“Dana”), who own 40% and 23% participating interests in the Concession, respectively.

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

All potential dilutive securities, including potentially dilutive options, warrants and convertible securities, if any, were excluded from the computation of dilutive net loss per common share for the three and nine month periods ended March 31, 2014 and 2013, respectively, as their effects are antidilutive due to our net loss for those periods.

Stock options to purchase approximately 1.1 million common shares at an average exercise price of $11.28 and warrants to purchase approximately 0.4 million shares of common stock at an average exercise price of $10.40 were outstanding at March 31, 2014. Using the treasury stock method, had we had net income, approximately 68,000 and 41,000 common shares attributable to our outstanding stock options would have been included in the fully diluted earnings per share for the three and nine month period ended March 31, 2014.  There would have been no dilution attributable to our outstanding warrants to purchase common shares. Had we had net income, approximately 21,000 and 7,000 common shares attributable to our outstanding unvested restricted stock awards would have been included in the fully diluted earnings per share for the three and nine month period ended March 31, 2014

Stock options to purchase approximately 1.3 million common shares at an average exercise price of $14.64 and warrants to purchase approximately 1.7 million shares of common stock at an average exercise price of $23.44 were outstanding at March 31, 2013. Using the treasury stock method, had we had net income, approximately 24,000 and 46,000 common shares attributable to our outstanding stock options would have been included in the fully diluted earnings per share for the three and nine month periods ended March 31, 2013.  There would have been no dilution attributable to our outstanding warrants to purchase common shares.

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

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The carrying values of cash and cash equivalents, accounts receivable — joint interest and accounts payable approximate fair value. Available-for-sale securities, which consist entirely of Corporate Debt securities, were valued at the closing price reported in the active market in which the security was traded. As of March 31, 2014, there were no remaining investments on hand.

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

Foreign currency gains and losses from current operations

In accordance with ASC Topic 830, Foreign Currency Matters, the functional currency of our international subsidiaries is the U.S. Dollar. Gains and losses from foreign currency transactions arising from operating assets and liabilities have not been significant and are included in general, administrative and other operating expense. Net foreign currency transaction gains (losses) were $(0.1) million and $(0.6) million for the three and nine month periods ended March 31, 2014, as compared to $0.3 million and $0.1 million for the three and nine month periods ended March 31, 2013 respectively.

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

We follow the “Full-Cost” method of accounting for oil and natural gas property and equipment costs. Under this method, internal costs incurred that were directly identified with exploration, development, and acquisition activities undertaken by us for our own account, and which were not related to production, general corporate overhead, or similar activities, were capitalized. For the three and nine month periods ended March 31, 2013, we capitalized $0.5 million and $2.8 million of such costs respectively. Capitalization of internal costs was discontinued April 1, 2013 when Tullow became the operator. Geological and geophysical costs incurred that are directly associated with specific unproved properties are capitalized in “Unproved properties excluded from amortization” and evaluated as part of the total capitalized costs associated with a prospect. The cost of unproved properties not being amortized is assessed to determine whether such properties have been impaired. In determining whether such costs should be impaired, we evaluate current drilling results and available geological and geophysical information.

We exclude capitalized costs of unproved oil and gas properties from amortization until evaluated. Geological and geophysical information pertaining to the Guinea concession was collected and evaluated and no reserves have been attributed to the concession. In February 2012, we completed the drilling of the Sabu-1 well, which was determined to be non-commercial. As a result, we evaluated certain geological and geophysical related costs in unproved properties along with the drilling costs of the Sabu-1 well totaling $116.8 million and determined that these properties were subject to the Full-Cost Ceiling Test. As we have no proved reserves to include in the Full-Cost Ceiling Test, the entire $116.8 million resulted in a Full-Cost Ceiling Test write-down of our unproved oil and gas properties. The net costs associated with properties which remain unproved and unevaluated are excluded from amortization were $21.0 million and $21.2 million as of March 31, 2014 and June 30, 2013, respectively.

The following table provides detail of total capitalized costs for our Guinea concession as of March 31, 2014 and June 30, 2013 (in thousands):

	March 31, 2014	June 30, 2013
Oil and Gas Properties:
Unproved Oil and Gas Properties	$14,220	$14,365
Other Equipment Costs	6,809	6,809
Unproved properties not subject to amortization	$21,029	$21,174

During the nine month period ended March 31, 2014, our oil and gas property balance declined by $0.1 million as a result of a credit received from Tullow as a correction of costs previously billed to us. Evaluation activities of these unproved properties are expected to be completed within the next one to three years.

In prior periods we had presented oil and gas properties on the Consolidated Balance Sheets and within this footnote on a gross basis with the impaired properties presented as proved oil and gas properties, then fully amortized after applying the Full-Cost ceiling test, resulting in the net amount of unproved oil and gas properties. In the current period we have revised our disclosures to eliminate any amounts identified as proved oil and gas properties, and have presented the Full-Cost ceiling test write-down directly against the unproved property account. All prior periods presented were conformed to follow the current period presentation.

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

3. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses (in thousands) as of March 31, 2014 and June 30, 2013 include the following:

	March 31, 2014	June 30, 2013
Accounts payable — oil and gas exploration activities	$21,085	$22,208
Accounts payable — legal costs	2,762	164
Accrued payroll and bonus	1,798	215
Accrued — Other	—	15
	$25,645	$22,602

4. INVESTMENTS

All debt securities classified as available-for-sale matured during the quarter ended March 31, 2014 accordingly, the following is a summary of available-for-sale securities as of June 30, 2013 (in thousands):

	Amortized Cost	Unrealized Losses	Fair Value (net)
US corporate debt securities	$15,477	$(94)	$15,383
Total available-for-sale	$15,477	$(94)	$15,383

We had no securities classified as held-to-maturity as of March 31, 2014 or June 30, 2013.

At each reporting date, the Company performs an evaluation of debt and equity securities to determine if the unrealized losses are other-than-temporary. As of June 30, 2013 no other-than-temporary impairment losses were recorded with regard to securities.

5. SHARE-BASED COMPENSATION

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

The 2010 Plan provides for the grants of shares of common stock, restricted stock units or incentive stock options and/or nonqualified stock options to purchase our common stock to selected employees, directors, officers, agents, consultants, attorneys, vendors and advisors of ours’ or of any parent or subsidiary thereof. Shares of common stock or restricted stock can only be granted under the 2010 Plan within 10 years from the plan effective date of February 18, 2010. A maximum of 1,250,000 shares are issuable under the 2010 Plan and at March 31, 2014, 531,214 shares remained available for issuance.

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

Stock Options

The fair value of non-market based options is estimated using the Black-Scholes valuation model. For market based options, the fair value was estimated using a Black-Scholes option pricing model with inputs adjusted for the probability of the vesting criteria being met and the median expected term for each grant as determined by utilizing a Monte Carlo simulation. Expected volatility is based solely on historical volatility of our common stock over the period commensurate with the expected term of the stock options. We rely solely on historical volatility as we do not have traded options. The expected term calculation for stock options is based on the simplified method as described in the Securities and Exchange Commission Staff Accounting Bulletin number 107. We use this method because we do not have sufficient historical information on exercise patterns to develop a model for expected term. The risk-free interest rate is based on the U. S. Treasury yield in effect at the time of grant for an instrument with a maturity that is commensurate with the expected term of the stock options. The dividend yield rate of zero is based on the fact that we have never paid cash dividends on our common stock and we do not expect to pay cash dividends on our common stock during the expected term of the options.

The following table provides information about options during the nine months ended March 31, 2014 and 2013:

	2014	2013
Number of options granted	7,421	72,160
Compensation expense recognized	$537,000	$2,241,000
Compensation cost capitalized	—	767,000
Weighted average fair value of options outstanding	$7.36	$9.76

The following table details the significant assumptions used to compute the fair market values of employee and director stock options granted during the nine months ended March 31, 2014 and 2013:

	2014	2013
Risk-free interest rate	0.08-0.90%	0.11-0.53%
Dividend yield	0%	0%
Volatility factor	74-95%	98-123%
Expected life (years)	0.5-3.25	0.5-3.25

Summary information regarding employee and director stock options issued and outstanding under all plans as of March 31, 2014 is as follows:

	Options	Weighted Average Exercise Price	Aggregate intrinsic value	Weighted average remaining contractual term (years)
Options outstanding at July 1, 2013	1,361,509	$13.12	$52,277	3.26
Granted	7,421	5.59
Exercised	—	—
Forfeited	(92,100)	18.78
Expired	(134,993)	24.43
Options outstanding at March 31, 2014	1,141,837	$11.28	$—	2.60
Options exercisable at March 31, 2014	727,429	$15.04	$—	2.62

Options outstanding and exercisable as of March 31, 2014
Exercise Price	Outstanding Number of Shares	Remaining Life	Exercisable Number of Shares
$1.92-4.00	292,859	1 year	142,858
$1.92-4.00	152,466	4 years	6,250
$4.01-10.00	108,693	1 year	108,693
$4.01-10.00	175,319	3 years	65,773
$4.01-10.00	57,687	6 years	53,625
$10.01-15.00	106,375	1 year	106,375
$10.01-15.00	15,000	6 years	12,500
$15.01-25.00	12,375	1 year	11,542
$15.01-25.00	35,375	7 year	35,375
$25.01-35.00	13,875	1 year	13,875
$25.01-35.00	38,125	2 years	38,125
$25.01-35.00	98,063	7 years	96,813
$35.01-45.00	22,500	1 year	22,500
$35.01-45.00	13,125	7 years	13,125
	1,141,837		727,429

At March 31, 2014, there was $0.8 million of unrecognized compensation costs related to non-vested share based compensation arrangements granted to employees and directors under the plans, with an amortization period of two to three years.

Restricted Stock

The fair value of restricted stock awards classified as equity awards is based on the Company’s stock price as of the date of grant. During the nine months ended March 31, 2014, we granted restricted stock awards with a fair value of $0.1 million or 21,030 shares. There were no restricted stock awards issued in the nine months ended March 31, 2013. Summary information regarding employee and director restricted stock issued and outstanding under the 2010 Plan as of March 31, 2014 is as follows:

	Options	Weighted Average Grant Price
Balance at July 1, 2013	—	$—
Granted	21,030	4.12
Vested	—	—
Forfeited	—	—
Expired	—	—
Balance at March 31, 2014	21,030	$4.12

6. INCOME TAXES

Federal income taxes are not due as we have had losses since inception. Our effective tax rate for the three and nine month periods ended March 31, 2014 and 2013 is zero percent. This rate is lower than the U.S. statutory rate of 35 percent primarily due to the valuation allowance applied against our net deferred tax assets.

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

Shareholder Lawsuits

On April 2, 2012, a lawsuit styled as a class action was filed in the U.S. District Court for the Southern District of Texas against us and our chief executive officer alleging that we made false and misleading statements that artificially inflated our stock prices. The lawsuit alleges, among other things, that we misrepresented the prospects and progress of our drilling operations, including our drilling of the Sabu-1 well and plans to drill the Baraka-1 well off the coast of the Republic of Guinea.  The lawsuit seeks damages based on Sections 10(b) and 20 of the Securities Exchange Act of 1934, although the specific amount of damages is not specified. Although several lead plaintiffs were appointed by the Court and then withdrew from the matter, a lead plaintiff has now been appointed and a scheduling order governing briefing on a motion to dismiss has been entered by the Court.  Pursuant to that order, an amended consolidated complaint in the matter must be filed by May 12, 2014.  Briefing on a motion to dismiss will follow that filing. We have assessed the status of this matter and have concluded that an adverse judgment remains reasonably possible, but not probable. As a result, no provision has been made in the consolidated financial statements. Given the early stage of this dispute, we are unable to estimate a range of possible loss; however, in our opinion, the outcome of this dispute will not have a material effect on our financial condition and results of operations.

Beginning on March 13, 2014, several lawsuits styled as class actions were filed in the U.S. District Court for the Southern District of Texas against us and several officers of the Company alleging that we made false and misleading statements that artificially inflated our stock prices.  The lawsuits allege, among other things, that we misrepresented our compliance with the Foreign Corrupt Practices Act and anti-money laundering statutes and that we lacked adequate internal controls.  The lawsuits seek damages based on Sections 10(b) and 20 of the Securities Exchange Act of 1934, although the specific amount of damages is not specified.  No party has yet made application for lead plaintiff and no lead plaintiff has been selected, nor have the matters yet been consolidated. In addition to these lawsuits, we have received demands from stockholders to inspect our books and records; however, no proceedings have been instituted. We have assessed the status of this matter and have concluded that an adverse judgment remains reasonably possible, but not probable. As a result, no provision has been made in the consolidated financial statements. Given the early stage of these disputes, we are unable to estimate a range of possible loss; however, in our opinion, the outcome of this dispute will not have a material effect on our financial condition and results of operations.

On May 6, 2014, a purported shareholder derivative petition was filed against all of our directors and our current and former chief financial officer in the District Court of Harris County, Texas.  The petition alleges breaches of their fiduciary duty, gross mismanagement, abuse of control, waste and unjust enrichment in connection with potential violations by us of the FCPA.  The plaintiff seeks unspecified damages against these persons and does not request any damages from us.  The plaintiff did not make a demand on our Board of Directors prior to filing the suit.

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

AGR Lawsuit

On June 21, 2012, our wholly-owned subsidiary, SCS, filed suit against AGR following unsuccessful negotiations to address the cost overruns associated with the Sabu-1 well drilled off the coast of the Republic of Guinea. The suit was filed in London, England in the High Court of Justice, Queen’s Bench Division, Technology and Construction Court.  SCS is seeking to recover damages and other relief from AGR for claims of mismanagement of the drilling of the Sabu-1 well and various breaches of contract that resulted in the cost overruns. Among other things, the lawsuit alleges that AGR mismanaged the selection, reconditioning and crew staffing for the Jasper Explorer drilling rig used to drill the Sabu-1 well, mismanaged other subcontractor relationships, failed to seek cost relief from its subcontractors, and failed to return to SCS inventory purchased by SCS but not used in the drilling of Sabu-1 well. On October 1, 2012, AGR filed a defense denying SCS’s allegations and asserting a counterclaim for $22.2 million which AGR alleges to be the outstanding amount owed on the Sabu-1 drilling project, and seeking other unspecified damages and relief, including damages for loss of management time and associated expenses, a full indemnity for a claim brought by Jasper against AGR, and interest on any damages awarded.  SCS filed a reply to AGR’s defense on December 3, 2012 and responded by denying AGR’s counterclaim. At a hearing on May 24, 2013, the Court consolidated this matter with a pending matter between Jasper Drilling Private Limited, the owner of the Jasper Explorer drilling rig, and AGR, and established a pretrial schedule contemplating one trial for both matters in June 2014. Amended pleadings have been filed by all parties to the consolidated matter.  The trial is scheduled to begin on June 9, 2014.

As of March 31, 2014 $19.2 million remains in an escrow account established to fund the well drilling project. As described above, our claim against AGR seeks recovery of monies paid out as a result of AGR’s mismanagement of the project. In addition to the amounts paid, to comply with relevant accounting rules, we have accrued an additional $21.5 million of costs on a gross basis for costs AGR claims are associated with the drilling of the Sabu-1 well. We have not paid these funds to AGR and dispute AGR’s entitlement to these funds. Additionally, AGR holds $8.8 million on a gross basis of excess materials acquired during the drilling of the Sabu-1 well. We dispute AGR’s entitlement to these assets. Finally, an additional amount of $9.5 million on a gross basis or $7.3 million based on the 77% interest we then held is sought by AGR. Because of our claim, and because we dispute the validity of these charges, we have not accrued for this amount. We have assessed the status of AGR’s claims and have concluded that although an adverse judgment is reasonably possible, it is not probable. As a result, no provision for the $9.5 million has been made in the consolidated financial statements. In our opinion, the outcome of this dispute will not have a material adverse effect on our financial condition and results of operations. We incurred approximately $4.8 million in legal and other professional fees associated with the dispute with AGR in the nine month period ended March 31, 2014, and it is likely that we will continue to incur significant expenses in the next several months.

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

If violations of the FCPA occurred, we could be subject to fines, civil and criminal penalties, equitable remedies, and injunctive relief.   We could also face fines, sanctions and other penalties from authorities in other jurisdictions that could affect our ability to conduct business operations in those jurisdictions. In addition, disclosure and the pendency of the investigation could adversely affect our reputation and our ability to obtain new business or retain existing business or implement our business plans, to attract and retain employees and to access the capital markets. No amounts have been accrued related to any potential fines, sanctions or other penalties. We cannot currently predict what, if any, actions may be taken by the DOJ, the SEC, the applicable government or other authorities or the effect the actions may have on our results of operations, financial condition, on our financial statements or on our business in Guinea and other jurisdictions. We are unable to predict when the investigations will be completed, what outcome will result or what total costs we will incur in the course of the investigations. We incurred approximately $5.6 million in legal and other professional fees associated with the FCPA investigations in the nine month period ended March 31, 2014, and it is likely that we will continue to incur significant expenses in the next several months.

COMMITMENTS

Operating Leases

We lease office space under long-term operating leases with varying terms. Most of the operating leases contain renewal and purchase options. We expect that in the normal course of business, the majority of operating leases will be renewed or replaced by other leases.

The following is a schedule by years of minimum future rental payments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of March 31, 2014:

Years ending June 30: (in thousands)
2014	$99
2015	328
2016	386
2017	392
2018	399
Total minimum payments required	$1,604

Rent expense included in net loss from operations for the three and nine month periods ended March 31, 2014 was $0.1 million and $0.3 million respectively, compared to $0.1 million and $0.3 million for the three and nine month periods ended March 31, 2013.

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

Pursuant to the Share Purchase Agreement between Tullow and SCS (“SPA”), Tullow agreed to pay our participating interest share of costs associated with an exploration well up to a gross expenditure cap of $100 million. The Consortium currently estimates the well, when drilled, will cost approximately $115 million, which estimate is subject to change. We will be responsible for our 37% interest share of the cost in excess of the $100 million gross carry. Additionally, Tullow agreed to pay SCS’s participating interest share of future costs for the drilling of an appraisal of the initial exploration well, if drilled, up to a gross expenditure cap of $100 million.

The Consortium planned to drill the exploration well in ultra-deepwater in the first half of calendar 2014. However, on March 11, 2014 Tullow unilaterally asserted its claim that there had been a Force Majeure event under the PSC with the Government of Guinea, the Joint Operating Agreement between SCS, Dana and Tullow (“JOA”) and the SPA. Tullow stated in its notice that the decisions by the DOJ and the SEC to open investigations into Hyperdynamics and SCS’ activities in obtaining and retaining the Concession rights constituted a Force Majeure event under the terms of the PSC, JOA and SPA. Tullow lifted its declaration of Force effective May 3, 2014.  Diligent efforts are being made to satisfy the conditions to resuming petroleum operations which include clarification that the investigations of Hyperdynamics will not adversely affect Tullow’s operations under the PSC. We cannot predict the timing or outcome of these efforts.

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

Our ability to drill additional wells will depend on obtaining additional resources through sales of additional interests in the Concession, equity or debt financings, or through other means.  If we farm-out additional interests in the Concession, our percentage will decrease.  Although we have been successful in raising capital and in entering into key participation arrangements with Dana and Tullow, we have no firm commitments for additional capital resources.  The terms of any such arrangements, if made, may not be advantageous. Our need for additional funding may also be affected by the uncertainties involved with the planned exploratory well, the AGR lawsuit and the FCPA investigations. Costs associated with these matters were significant in the nine months ended March 31, 2014, and while total costs and outcomes are not currently known, we expect the costs to be substantial.

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

Results of Operations

Based on the factors discussed below the net loss attributable to common shareholders for the three months ended March 31, 2014 increased $5.4 million, or 194%, to a net loss of $8.2 million, or $0.39 per share, from a net loss of $2.8 million, or $0.13 per share for the three months ended March 31, 2013. Net loss attributable to common shareholders for the nine months ended March 31, 2014 increased $7.0 million, or 50%, to a net loss of $21.0 million, or $1.00 per share, from a net loss of $14.1 million, or $0.67 per share for the nine months ended March 31, 2013.

Reportable segments

We have one reportable segment: our international operations in Guinea conducted through our subsidiary SCS. SCS is engaged in oil and gas exploration activities pertaining to offshore Guinea.

Three months ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Revenues.  There were no revenues for the three months ended March 31, 2014 and 2013.

Depreciation.   Depreciation on property and equipment decreased 36% or $0.1 million from the fiscal 2013 period to the fiscal 2014 period. Depreciation expense was $0.1 million and $0.2 million in the three months ended March 31, 2014 and 2013, respectively.

General, Administrative and Other Operating Expenses. Our general, administrative and other operating expenses were $8.1 million and $2.7 million for the three months ended March 31, 2014 and 2013, respectively. This represents an increase of 205% or, $5.4 million from the fiscal 2013 period to the fiscal 2014 period. The increase in expense was attributable to an increase in legal and other professional fees of $5.2 million, which can primarily be attributed to legal and other professional fees related to the FCPA investigations ($2.6 million) as well as legal fees related to the AGR lawsuit ($2.4 million). Additionally, we had an increase in foreign currency losses of approximately $0.4 million. Our foreign currency transaction losses are the result of a large balance in accounts payable denominated in foreign currency, primarily associated with our drilling contract with AGR, for which payment has been frozen pending the resolution of our legal dispute with AGR. The current period losses are the result of a weakening of the US Dollar against the British Pound and the Euro.

Loss from Continuing Operations. As a result of the factors discussed above, our loss from operations increased by $5.4 million, from $2.8 million in the three months ended March 31, 2013 to $8.2 million for the three months ended March 31, 2014.

Nine months ended March 31, 2014 Compared to Nine Months Ended March 31, 2013

Revenues.  There were no revenues for the nine months ended March 31, 2014 and 2013.

Depreciation.   Depreciation on property and equipment decreased 38% or $0.2 million from the fiscal 2013 period to the fiscal 2014 period. Depreciation expense was $0.3 million and $0.5 million in the nine months ended March 31, 2014 and 2013, respectively.

General, Administrative and Other Operating Expenses. Our general, administrative and other operating expenses were $20.7 million and $13.1 million for the nine months ended March 31, 2014 and 2013, respectively. This represents an increase of 58% or, $7.6 million from the fiscal 2013 period to the fiscal 2014 period. Included in this increase is a $1.7 million decline in non-cash stock compensation from $2.3 million in the nine months ended March 31, 2013 to $0.6 million in the nine months ended March 31, 2014, which can be attributed to a decline in the amount attributable to vesting options. The remaining $9.3 million increase in expense was attributable to an increase in legal and other professional fees of $9.8 million, which can be attributed to an increase in legal and other professional fees related to the FCPA investigations ($5.6 million) as well as an increase in legal fees related to the AGR lawsuit ($4.6 million), offset by a decrease in other legal costs of $0.4 million. Additionally, we had an increase in foreign currency losses of approximately $0.7 million. Our foreign currency transaction losses are the result of a large balance in accounts payable denominated in foreign currency, primarily associated with our drilling contract with AGR, for which payment has been frozen pending the resolution of our legal dispute with AGR. The current period losses are the result of a weakening of the US Dollar against the British Pound and the Euro. These factors were offset by a decrease in personnel related costs of approximately $0.5 million, which can be attributed to a decline in headcount as a result of fiscal 2013 staff reductions. Additionally, there was a decrease in travel and other office expenditures of approximately $0.3 million primarily as a result of costs incurred to sell an interest in our concession in the prior period.

Full-Cost Ceiling Test Write-Down. We recorded a Full-Cost Ceiling Test write-down of $0.4 million during the nine months ended March 31, 2013. No such write-down was recorded in the current period.

Loss from Continuing Operations. As a result of the factors discussed above, our loss from operations increased by $7.0 million, from $14.1 million in the nine months ended March 31, 2013 to $21.0 million for the nine months ended March 31, 2014.

Liquidity and Capital Resources

General

	Nine Months Ended March 31,
	2014	2013
Net cash used in operating activities	(14,168)	(11,203)
Net cash provided by investing activities	13,817	15,311
Net cash provided by financing activities	—	372
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(351)	4,480
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	26,468	37,148
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$26,117	$41,628

Operating Activities

Net cash used in operating activities for the nine months ended March 31, 2014 was $14.2 million compared to $11.2 million for the nine months ended March 31, 2013. The increase in cash used in operating activities is primarily attributable to an increase in net loss, offset by changes in working capital during the period. Both the increase in accounts payable and the increase in net loss can be attributed primarily to the increase in legal and other professional fees associated with the FCPA investigations and the AGR lawsuit.

Investing Activities

Net cash provided by investing activities for the nine months ended March 31, 2014 was $13.8 million compared to $15.3 million in the nine months ended March 31, 2013. The decrease in cash provided from investing activities can be attributed to $23.9 million in net proceeds being received in the prior period in connection with the sale of interest in the Concession to Tullow. This was offset by an increase in cash provided from the disposal of available-for-sale securities. $15.2 million was provided from the disposal of available-for-sale securities in the nine months ended March 31, 2014 as compared to $5.1 million used to purchase available-for-sale securities in the nine months ended March 31, 2013.

Financing Activities

There was net cash provided by financing activities for the nine months ended March 31, 2013 of $0.4 million, whereas there was no cash provided by financing activities during the nine months ended March 31, 2014. This decline in cash provided by financing activities is the result of a decline in stock options exercised.

Liquidity

On March 31, 2014, we had $26.1 million in cash and $19.2 million in restricted cash, which is held in escrow in connection with our drilling contract with AGR. We had $25.7 million in liabilities, which are comprised of current liabilities of $25.6 million, including $20.2 million of liabilities currently pending resolution of our dispute with AGR, and noncurrent liabilities of $0.1 million. We plan to use our existing cash to fund our general corporate needs, our legal and other professional fees and our expenditures associated with the Concession, including our share of future capital expenditures that are not paid by Tullow on our behalf. We have no other material commitments; however, we have incurred significant legal expenses in the nine months ended March 31, 2014, and it is likely that we will continue to incur significant expenses in the next several months.

We have filed suit for monetary damages against AGR following unsuccessful negotiations to address the cost overruns associated with the Sabu-1 well. Payment of the remaining drilling costs is pending resolution of this dispute.  AGR filed a countersuit on October 1, 2012 in which AGR has made claims for additional cost of $9.5 million on a gross basis or $7.3 million based on the 77% interest we then held, which we dispute and have excluded from cost incurred to date. Additionally, AGR holds $8.8 million on a gross basis of excess materials acquired during the drilling of the Sabu-1 well. We dispute AGR’s entitlement to these assets. Resolution of this dispute may result in the recovery of a portion of the costs incurred to date; however, it is possible that the resolution of this dispute may result in additional liability associated with disputed costs as well as additional legal expenses. The trial is scheduled to begin on June 9, 2014. In addition, the court could require a party to pay a portion of the legal fees of the other party. We incurred approximately $4.8 million in legal and other professional fees related to the dispute with AGR in the nine months ended March 31, 2014, and it is likely that we will incur significant expenses for legal and associated costs in the next several months.

Since September 2013, we have received subpoenas from the United States Department of Justice (“DOJ”) and the United States Securities and Exchange Commission (“SEC”) requesting that we produce documents relating to our Concession in Guinea. We are unable to predict the outcome or future cost associated with the AGR case, other legal proceedings and the investigations being conducted by the DOJ and SEC; however, we incurred approximately $5.6 million in legal and other professional fees related to the investigations in the nine months ended March 31, 2014, and it is likely that we will incur significant expenses for legal and associated costs in the next several months.

The Consortium sent notice in September 2013 to the Government of Guinea of its intention to renew the second exploration period to September 2016 and the coordinates of the area to be relinquished as required under the PSC. A renewal of the second exploration period by the Minister of Mines and Geology occurs upon application when the work and expenditure obligations from the preceding period have been fulfilled.  There has been no question raised by the Minister or others regarding satisfaction of these conditions.  The second exploration period may be extended for one additional year beyond 2016 to allow the completion of a well in process and for two additional years to allow the completion of the appraisal of any discovery made. Additionally, to satisfy the September 2013-2016 work requirement, one exploration well is required to be drilled, which is to be commenced by the end of September 2016, to a minimum depth of 2,500 meters below seabed.

The Consortium plans to drill an ultra-deepwater exploration well, the timing of which is uncertain. Tullow has agreed to pay our participating interest share of costs associated with an exploration well up to a gross expenditure cap of $100 million. The Consortium currently estimates the well, when drilled, will cost approximately $115 million, which estimate is subject to change. We will be responsible for our 37% interest share of the cost in excess of the $100 million gross carry.

Our costs related to the items referred to above and any additional expenses, or any negative outcomes, could adversely affect our liquidity and financial condition and results of operations.  We also will be responsible for our participating interest share of costs in excess of $100 million gross costs associated with the ultra-deepwater exploration well when drilled, and such excess well costs could exacerbate our liquidity concerns. Absent cash inflows, we could exhaust our current available liquidity within the next twelve months.  The timing and amount of our cash outflows are dependent on a number of factors including: legal and other professional fees related to the FCPA investigations, a negative outcome related to any of our legal proceedings and investigations, well costs exceeding our carry, or if we have unfavorable well results. As a result, absent cash inflows, there is substantial doubt as to whether we will have adequate capital resources to meet our current obligations as they become due and therefore be able to continue as a going concern. Our ability to meet our current obligations as they become due over the next twelve-months, and to be able to continue exploration, will depend on obtaining additional resources through sales of additional interests in the Concession, equity or debt financings, or through other means, although no assurance can be given that any of these actions can be completed.

Capital Expenditures

During the first nine months of fiscal 2014, we received credits for costs previously incurred resulting in a $0.1 million reduction in unproved oil and gas properties, but we expended $1.3 million for previous property additions included in accounts payable as of June 30, 2013. Additionally, during the first nine months of fiscal 2014 $0.1 million was expended for the purchase of property, plant and equipment. This compares to $3.5 million expended on unproved oil and gas properties during the nine months ended March 31, 2013, while $0.05 million was provided from sales of property plant and equipment net of related expenditures.  Fiscal 2013 oil and gas properties expenditures mostly pertained to costs associated with the processing of our most recent 3-D survey.

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

Item 4. Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.  Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of December 31, 2013, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Our management, including the CEO and CFO, identified no change in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II Other Information

Item 1. Legal Proceedings

From time to time, we and our subsidiaries are involved in business disputes. We are unable to predict the outcome of such matters when they arise. Currently pending proceedings, in our opinion, will not have a material adverse effect upon our consolidated financial statements. The following are the only litigation matters with material developments during the three month period ended March 31, 2014.

Shareholder Lawsuits

On April 2, 2012, a lawsuit styled as a class action was filed in the U.S. District Court for the Southern District of Texas against us and our chief executive officer alleging that we made false and misleading statements that artificially inflated our stock prices. The lawsuit alleges, among other things, that we misrepresented the prospects and progress of our drilling operations, including our drilling of the Sabu-1 well and plans to drill the Baraka-1 well off the coast of the Republic of Guinea.  The lawsuit seeks damages based on Sections 10(b) and 20 of the Securities Exchange Act of 1934, although the specific amount of damages is not specified. Although several lead plaintiffs were appointed by the Court and then withdrew from the matter, a lead plaintiff has now been appointed and a scheduling order governing briefing on a motion to dismiss has been entered by the Court.  Pursuant to that order, an amended consolidated complaint in the matter must be filed by May 12, 2014.  Briefing on a motion to dismiss will follow that filing.

Beginning on March 13, 2014, several lawsuits styled as class actions were filed in the U.S. District Court for the Southern District of Texas against us and several officers of the Company alleging that we made false and misleading statements that artificially inflated our stock prices.  The lawsuits allege, among other things, that we misrepresented our compliance with the Foreign Corrupt Practices Act and anti-money laundering statutes and that we lacked adequate internal controls.  The lawsuits seek damages based on Sections 10(b) and 20 of the Securities Exchange Act of 1934, although the specific amount of damages is not specified.  No party has yet made application for lead plaintiff and no lead plaintiff has been selected, nor have the matters yet been consolidated.  In addition to these lawsuits, we have received demands from stockholders to inspect our books and records; however, no proceedings have been instituted.

On May 6, 2014, a purported shareholder derivative petition was filed against all of our directors and our current and former chief financial officer in the District Court of Harris County, Texas.  The petition alleges breaches of their fiduciary duty, gross mismanagement, abuse of control, waste and unjust enrichment in connection with potential violations by us of the FCPA.  The plaintiff seeks unspecified damages against these persons and does not request any damages from us.  The plaintiff did not make a demand on our Board of Directors prior to filing the suit.

AGR Lawsuit

On June 21, 2012, our wholly-owned subsidiary, SCS, filed suit against AGR following unsuccessful negotiations to address the cost overruns associated with the Sabu-1 well drilled off the coast of the Republic of Guinea. The suit was filed in London, England in the High Court of Justice, Queen’s Bench Division, Technology and Construction Court.  SCS is seeking to recover damages and other relief from AGR for claims of mismanagement of the drilling of the Sabu-1 well and various breaches of contract that resulted in the cost overruns. Among other things, the lawsuit alleges that AGR mismanaged the selection, reconditioning and crew staffing for the Jasper Explorer drilling rig used to drill the Sabu-1 well, mismanaged other subcontractor relationships, failed to seek cost relief from its subcontractors, and failed to return to SCS inventory purchased by SCS but not used in the drilling of Sabu-1 well. On October 1, 2012, AGR filed a defense denying SCS’s allegations and asserting a counterclaim for $22.2 million which AGR alleges to be the outstanding amount owed on the Sabu-1 drilling project, and seeking other unspecified damages and relief, including damages for loss of management time and associated expenses, a full indemnity for a claim brought by Jasper against AGR, and interest on any damages awarded.  SCS filed a reply to AGR’s defense on December 3, 2012 and responded by denying AGR’s counterclaim. At a hearing on May 24, 2013, the Court consolidated this matter with a pending matter between Jasper Drilling Private Limited, the owner of the Jasper Explorer drilling rig, and AGR, and established a pretrial schedule contemplating one trial for both matters in June 2014. Amended pleadings have been filed by all parties to the consolidated matter.

Item 1A. Risk Factors

The following risk factors are provided to reflect material developments and to modify the risk factors previously disclosed under Item 1A. of our Annual Report on Form 10-K for the fiscal year ended June 30, 2013.

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

The DOJ and the SEC have a broad range of criminal and civil sanctions under the FCPA and other laws and regulations, which they may seek against corporations and individuals, including injunctive relief, monetary penalties and compliance programs, based on alleged improper payments and deficiencies in books and records and internal controls.  In addition, the pendency or outcome of the investigations by the SEC and DOJ could subject us to fines, sanctions and other penalties from authorities in other jurisdictions, including, but not limited to, loss or delay of our rights under the PSC, that could affect our ability to conduct business operations in those jurisdictions and materially impact our financial condition and results of operations.

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

Due to expected significant costs in connection with our various legal proceedings and the FCPA investigations, our liquidity and financial condition will be strained.  Liquidity concerns will be exacerbated if costs associated with the drilling of the planned exploration well are greater than $100 million.  In addition, these costs and any negative outcomes could also adversely affect our ability to obtain financing, or to obtain financing on terms advantageous to us.

We expect to continue to incur significant legal fees and associated costs during the next year, which will adversely affect our liquidity and financial condition.  The Consortium has made plans to drill an ultra-deepwater exploration well.  Tullow is responsible for payment of our participating interest share of future costs associated with the drilling of this well up to a gross expenditure cap of $100 million.  The Consortium currently estimates the well will cost approximately $115 million, which estimate is subject to change.  Accurately predicting well costs is difficult to achieve and there will be considerable uncertainty regarding the actual costs to be incurred.  Moreover, budgetary, operating and other risks may be greater for the drilling of an ultra-deepwater well than for a shallower well onshore. Costs in excess of $100 million on the planned exploratory well could exacerbate our liquidity concerns and adversely affect our financial condition and results of operations.

We need additional financing.  We have been successful in obtaining funds through equity financings and the sale of participation interests in our Concession rights.  There can be no assurance that we will be successful in the future.  Costs associated with legal proceedings, FCPA investigations and/or the exploration well, and any negative outcomes, could adversely affect our ability to obtain financing, or to obtain financing on terms advantageous to us.

The Operator in our Consortium has suspended plans for drilling an exploratory well.  If drilling is not commenced soon, our ability to obtain additional financing and our financial condition will be adversely affected.

On March 11, 2014 Tullow, the Operator in our Consortium, unilaterally asserted its claim that there had been a Force Majeure event under the PSC and suspended plans to drill an exploratory well offshore Guinea. The well was planned to be drilled during the first half of calendar 2014.  Effective May 3, 2014, Tullow provided notice to the Government of Guinea and the other members of the Consortium that Tullow has lifted its declaration of Force Majeure under the PSC and the JOA. Diligent efforts are being made to satisfy the conditions to resuming petroleum operations which includes clarification that the U.S. FCPA investigations of Hyperdynamics will not adversely affect Tullow’s operations under the PSC. However, we cannot predict the timing or outcome of these efforts.   The Concession offshore Guinea is our principal asset, and our ability to obtain additional financing is likely dependent upon the valuation of this asset and prospects for exploration in the Concession area.  If drilling is not commenced soon, our ability to obtain additional financing and our financial condition will be adversely affected, which may impact our ability to conduct exploration. An inability to conduct exploration could result in an impairment of our unproved properties. Unproved properties as of March 31, 2014 were $21.0 million.

Uncertainties and our present capital resources, absent a cash inflow, create substantial doubt we can continue as a going concern.  If we do not obtain additional financing, we could be forced to curtail operations.

Due to uncertainties related to the cost, pendency and ultimate outcome of legal proceedings and FCPA investigations, and the costs and outcome of the ultra-deep water exploration well planned to be drilled by the Consortium, there is substantial doubt about our ability to continue as a going concern.  If we are unable to obtain additional financing, we could be unable to continue exploration and execute our business plan, and we could be forced to curtail operations.

We have received a notice from the New York Stock Exchange (“NYSE”) that we have fallen below its continued listing standards related to average market capitalization and total stockholders’ equity, and we plan to respond with a business plan to demonstrate our ability to regain compliance within 18 months. If our business plan is not accepted by the NYSE, we will be subject to suspension and delisting procedures.

On April 24, 2014, we received a notice from the New York Stock Exchange (the “NYSE”) that we fell below the NYSE’s continued listing standards because our average global market capitalization has been less than $50 million over a consecutive 30 trading-day period, and total stockholders’ equity is less than $50 million.

In accordance with NYSE procedures, we have notified the NYSE that we will submit a business plan within 45 days from receipt of the NYSE notice that demonstrates our ability to regain compliance within 18 months.  Upon receipt of the plan, the NYSE has 45 days to review and determine whether we have made a reasonable demonstration of our ability to come into conformity with the relevant standards within the 18-month period.  The NYSE will either accept the plan, at which time we will be subject to ongoing monitoring for compliance with this plan, or the NYSE will not accept the plan and we will be subject to suspension and delisting proceedings.  If the NYSE accepts the plan, our shares would continue to be listed and traded on the NYSE during the 18-month cure period, subject to compliance with other NYSE continued listing standards, including common stock price criteria.

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

Hyperdynamics Corporation
(Registrant)

By:	/s/ Ray Leonard
Ray Leonard
Chief Executive Officer

Dated: May 9, 2014

By:	/s/ David Wesson
David Wesson
Chief Financial Officer

Dated: May 9, 2014

By:	/s/ Chris DePue
Chris DePue
Principal Accounting Officer

Dated: May 9, 2014

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