Form 10-K
period 2014-06-30
HYPERDYNAMICS CORP
filed 2014-09-12
CIK 937136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes  ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒Yes  ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form  10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act)  ☐ Yes  ☒  No

As of December 31, 2013, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $85,659,625 based on the closing sale price as reported on the NYSE.  We had 21,046,591 shares of common stock outstanding on September 8, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

The information required in Part III of this Annual Report on Form 10-K is incorporated by reference from the registrant’s definitive proxy statement for the registrant’s Annual Meeting of Shareholders planned to be held on or about December 4, 2014 to be filed pursuant to Regulation 14A no later than 120 days after the end of the registrant’s fiscal year ended June 30, 2014.

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

As used herein, references to “Hyperdynamics,” “Company,” “we,” “us,” and “our” refer to Hyperdynamics Corporation and our subsidiaries, including SCS Corporation Ltd (“SCS”). The rights in the Concession offshore Guinea are held by SCS.

Item 1.   Business

Overview

We are an independent oil and gas exploration company with large prospects in offshore Republic of Guinea (“Guinea”) in Northwest Africa pursuant to rights granted to us by Guinea (the “Concession”) under a Hydrocarbon Production Sharing Contract, as amended (“PSC”).  We hold a 37% participating interest in the Concession after selling a 40% gross interest to Tullow Guinea Ltd. (“Tullow”) in fiscal 2013, and a 23% gross interest to Dana Petroleum, PLC (“Dana”), a subsidiary of the Korean National Oil Corporation in 2010. Tullow became the Operator of the Concession on April 1, 2013. We refer to Tullow, Dana and us in the Concession as the “Consortium”.

Pursuant to the Share Purchase Agreement (“SPA”) between Tullow and us, Tullow agreed to pay all of our participating interest share of expenditures associated with joint operations in the Concession up to a gross expenditure cap of $100 million incurred during the carry period that began on September 21, 2013. From September 2013 until June 30, 2014, costs applied against the $100 million carry were $14.1 million. The timing of the well and the total costs are uncertain. We will be responsible for our 37% interest share of the cost in excess of the remaining gross carry amount. Additionally, Tullow agreed to pay our participating interest share of future costs for the drilling of an appraisal of the initial exploration well, if drilled, up to a gross expenditure cap of $100 million.

The Consortium planned to drill the exploration well in ultra-deepwater in the first half of calendar 2014. On March 11, 2014 Tullow unilaterally asserted its claim that there had been a Force Majeure event under the PSC with the Government of Guinea, the Joint Operating Agreement (“JOA”) between  Dana, Tullow and us and the SPA. Tullow stated in its notice that the decisions by the DOJ and the SEC to open investigations into our activities in obtaining and retaining the Concession rights constituted a Force Majeure event under the terms of the PSC, JOA and SPA. Tullow unilaterally lifted its declaration of Force Majeure effective May 3, 2014.  Diligent efforts are being made to satisfy the conditions to resuming petroleum operations which include clarification that the investigations of Hyperdynamics will not adversely affect operations under the PSC. We cannot predict the timing or outcome of these efforts.

Since the grant of the Concession, we have conducted 2-dimensional (“2D”) and 3-dimensional (“3D”) seismic surveys of a portion of the Concession and drilled one non commercial well completed in February of 2012. The most recent 3D seismic survey covering approximately 4,000 square kilometers in the deeper water portion of the Concession was completed and processed. These results are being used by the Consortium in the planning of the next exploratory well.

Our primary focus is the advancement of exploration work in Guinea. We have no source of operating revenue, and there is no assurance when we will, if ever.  We have no operating cash flows, and we will require substantial additional funds, through additional participation arrangements, securities offerings, or through other means, to fulfill our business plans. If we farm-out additional interests in the Concession, our percentage will decrease.  Although we have been successful in raising capital and in entering into key participation arrangements with Dana and Tullow, we have no firm commitments for additional capital resources.  The terms of any such arrangements, if made, may not be advantageous. Our need for additional funding may also be affected by the uncertainties involved with the planned exploratory well and the FCPA investigations. Costs associated with these matters were significant in the year ended June 30, 2014, and while total costs and outcomes are not currently known, we expect the costs to continue to be substantial.

Our executive offices are located at 12012 Wickchester Lane, Suite 475, Houston, Texas 77079, and our telephone number is (713) 353-9400.

OPERATIONS OFFSHORE GUINEA

The PSC

We have been conducting exploration work related to offshore Guinea since 2002.  On September 22, 2006, we entered into the PSC with Guinea.  Under that agreement, we were granted certain exclusive contractual rights to explore and exploit offshore oil and gas reserves, if any, off the coast of Guinea.  We refer to the rights to the offshore area subject to the Concession as the “Contract Area.”

On March 25, 2010, we entered into Amendment No. 1 to the PSC with Guinea (the “PSC Amendment”). In May 2010, the government of Guinea issued a Presidential Decree approving the PSC, as amended by the PSC Amendment. The PSC Amendment clarified that we retained a Contract Area of approximately 25,000 square kilometers, which is approximately equivalent to 9,650 square miles or 30% of the original Contract Area under the PSC.  The PSC Amendment required that an additional 25% of the retained Contract Area be relinquished by September 21, 2013 as part of the renewal of the second exploration period. The Contract Area is currently 18,750 square kilometers.  Under the terms of the PSC Amendment, the first exploration period ended and the second exploration period began on September 21, 2010. The second exploration period ran until September 2013, at which point it was renewed to September 2016 and may be extended for one additional year to allow the completion of a well in process and for two additional years to allow the completion of the appraisal of any discovery made.

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

Under the PSC Amendment, Guinea may participate in development of any discovery at a participating interest of up to 15% of costs being carried for its share. The cost of that carry is to be recovered out of 62.5% of Guinea’s share of cost and profit oil.  The PSC Amendment removed the right of first refusal covering the relinquished acreage under the original PSC. The PSC Amendment clarified that only those eligible expenditures, which were made following the date the PSC was signed, on September 22, 2006, are eligible for cost recovery. It requires the establishment of an annual training budget of $200,000 for the benefit of Guinea’s oil industry personnel, and also obligates the Consortium to pay an annual surface tax of $2.00 per square kilometer on the retained Concession acreage.  The PSC Amendment also provides that should the Guinea government note material differences between provisions of the PSC Amendment and international standards or the Petroleum Code, the parties will renegotiate the relevant articles.

In July of 2013, a proposal was submitted for a Second Amendment to the PSC (the “Second PSC Amendment”) to the Government of Guinea formally adding Tullow as a Contractor to the PSC as well as addressing other administrative issues. The Consortium and the Government of Guinea continue to discuss the proposed terms of the Second PSC Amendment.

Sale of Interest to Dana

On December 4, 2009, we entered into a Sale and Purchase Agreement (“SPA”) with Dana for Dana to acquire a 23% gross interest in the PSC.  On January 28, 2010, we closed on the transaction with Dana, and we entered into an Assignment of Participating Interest (the “Assignment”), a Deed of Assignment and Joint Operating Agreement (“JOA”).  Pursuant to the Assignment, we assigned to Dana an undivided 23% of our participating interest in the contractual interests, rights, obligations and duties under the PSC.  As required by the PSC, the Deed of Assignment was delivered as the necessary notice of the Assignment to be given to the Guinean government. In May 2010, we received an administrative order from the Ministry of Mines and Geology of Guinea, referred to as an arrêté, confirming the Guinea government’s approval of the assignment of a 23% participating interest in the PSC to Dana.

Sale of Interest to Tullow

On December 31, 2012, we closed a sale to Tullow of a 40% gross interest in the Concession. As consideration, we received $27 million from Tullow as reimbursement of our past costs in the Concession and, as additional consideration, Tullow agreed to:  (i) pay our participating interest share of future costs associated with joint operations in the drilling of an exploration well in at least 2,000 meters of water in the deep water fan area of the Concession, up to a gross expenditure cap of $100 million; and (ii) pay our share of costs associated with an appraisal well of the initial exploration well, if drilled, subject to a gross expenditure cap on the appraisal well of $100 million. Tullow was obligated to pay its 40% participating interest share of costs associated with the Concession as of November 20, 2012, the date of execution of the SPA. Tullow began to pay our costs attributable to the Concession on September 21, 2013, and Tullow will continue to pay our costs, subject to the gross expenditure cap of $100 million, until 90 days following the date on which the rig contracted to drill the exploration well moves off the well location. The $27 million payment was received by us on December 31, 2012 and was recorded as a reduction in unproved oil and gas properties, net of transaction costs of approximately $3.3 million.

Tullow agreed in the SPA to use reasonable endeavors to provide for the commencement of drilling of the exploration well not later than April 1, 2014. On March 11, 2014 Tullow unilaterally asserted its claim that there had been a Force Majeure event under the PSC with the Government of Guinea, the Joint Operating Agreement (“JOA”) between Dana, Tullow and us and the SPA. Tullow stated in its notice that the decisions by the DOJ and the SEC to open investigations into our activities in obtaining and retaining the Concession rights constituted a Force Majeure event under the terms of the PSC, JOA and SPA. Tullow unilaterally lifted its declaration of Force Majeure effective May 3, 2014.

Diligent efforts are being made to satisfy the conditions to resuming petroleum operations which include clarification that the investigations of Hyperdynamics will not adversely affect operations under the PSC. We cannot predict the timing or outcome of these efforts.

In connection with the transaction, the Consortium entered into a Joint Operating Agreement Novation and Amendment Agreement reflecting that as a result of the sale to Tullow, the interests in the Concession are SCS 37%, Dana 23%, and Tullow 40%. The Amendment also provides for Tullow to be bound by the PSC and the Joint Operating Agreement previously entered into between Dana and us, and for Tullow to assume all our respective liabilities and obligations in respect to the assigned 40% interest. We executed a Deed of Assignment with Tullow. The Assignment was approved by Guinea’s Ministry of Mines and Geology by issuing an Arrêté on December 27, 2012 which formally authorized our assignment of a participating interest to Tullow. We, Dana and Tullow elected Tullow as the Operator of the Concession beginning April 1, 2013.

Exploration Strategies and Work to Date

Our business plan incorporates a multi-channel approach to exploring and developing our Contract Area under the PSC.  We plan to continue to develop and evaluate drilling targets and complete technical work and planning with Tullow and Dana.  We have completed the acquisition and processing of the most recent 3D seismic survey covering approximately 4,000 square kilometers on our Contract Area. This most recent 3D survey allows us to study Upper Cretaceous submarine fan structures along the Transform Margin trend of Guinea.

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

•                  completion of the drilling of the Sabu-1, an exploratory well, and evaluation of associated core and fluid samples; and

•                  a 4,000 square kilometer 3D seismic data shoot primarily covering the deeper water area, and the processing and evaluation of the seismic data acquired.

CGG Veritas

The acquisition phase of the most recent 3D seismic survey covering approximately 4,000 square kilometers in the deeper water portion of the Concession (referred to as Survey C) was completed by the CGG Veritas Ocean Endeavor in January 2012. Processing of the most recent 3D data set was completed during the first half of fiscal 2014. The total cost incurred to acquire and process the survey was approximately $27.7 million gross.

AGR Peak Well Management Limited

We contracted with AGR Peak Well Management Limited (“AGR”) to manage our exploration drilling project in offshore Republic of Guinea and to handle well construction project management services, logistics, tendering and contracting for materials as well as overall management responsibilities for the drilling program. The Sabu-1 well was drilled under this contract. The cost incurred on the Sabu-1 well was significantly higher than expected.  On June 21, 2012, we filed suit against AGR following unsuccessful negotiations to address project management that led to cost overruns associated with the Sabu-1 well. On May 16, 2014, we entered into a settlement and release agreement with AGR and Jasper Drilling Private Ltd. (“Jasper”).

DESCRIPTION OF OIL AND GAS PROPERTIES

The Contract Area is located in the Transform Margin play, offshore Guinea.  The Consortium has the exclusive exploration and production rights to explore and develop approximately 25,000 square kilometers in offshore Guinea (see map below) under the Concession. The PSC Amendment required that an additional 25% of the retained Contract Area be relinquished by September 21, 2013. The Contract Area is currently 18,750 square kilometers. The Consortium sent notice to the Government of Guinea and  renewed the second exploration period to September 2016. The second exploration period may be extended for one additional year beyond 2016 to allow the completion of a well in process and for two additional years to allow the completion of the appraisal of any discovery made.

An exploration well is required to be commenced by the end of September 2016, to a minimum depth of 2,500 meters below seabed to satisfy the September 2013-2016 work requirement.  Drilling this deepwater exploration well would satisfy the requirement to drill in the second exploration period. Tullow agreed to pay all of our participating interest share of expenditures associated with joint operations in the Concession up to a gross expenditure cap of $100 million incurred during the carry period that began on September 21, 2013. From September 2013 until June 30, 2014, costs applied against the $100 million carry were $14.1 million. The timing of the well and the total costs are uncertain. We will be responsible for our 37% interest share of the cost in excess of the remaining gross carry amount. Additionally, Tullow agreed to pay our participating interest share of future costs for the drilling of an appraisal of the initial exploration well, if drilled, up to a gross expenditure cap of $100 million.

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

We acquired approximately 18,200 kilometers of 2D seismic and 7,635 square kilometers of 3D seismic (with 4,000 square kilometers acquired during fiscal 2012 in the deepwater portion of the Concession) to evaluate the Concession. The most recent 3D seismic (Survey C), shows thick wedges of sediment that may contain deep water sandstone reservoirs with marine shale seals that may trap significant oil accumulations, similar to recent discoveries by others on trend. We believe the Sabu-1 well results, demonstrating good reservoir and a working petroleum system, reduce the risks associated with the deeper water exploration program and support the possibility of a continuation into Guinea of the oil-prone play along the Equatorial Atlantic margin.

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

Production

We have no producing properties and have had no production during the years covered by the financial statements in this Report.

Delivery Commitments

We have no existing contracts or agreements obligating us to provide a fixed or determinable quantity of oil or gas in the future.

Employees and Independent Contractors

As of September 8, 2014, we have 17 employees, all of whom are based in the United States. We also use independent contractors from time to time for specific projects.  No employees are represented by a union.

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

Productive Wells and Acreage; Undeveloped Acreage

We do not have any productive oil or gas wells, and we do not have any developed acres (i.e. acres spaced or assignable to productive wells).  The following table sets forth undeveloped acreage that we held as of June 30, 2014:

	Undeveloped Acreage (1)(2)
Foreign	Gross Acres	Net Acres
Offshore Guinea	4,632,000	1,713,840
Total	4,632,000	1,713,840

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

(2)         One square mile equals 640 acres. The Contract Area in the Concession is approximately 18,750 square kilometers, or 7,238 square miles. We have a 37% working interest in the Concession.

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

The following table sets forth the results of our drilling activities during the three years ended June 30, 2014:

		Gross Wells			Net Wells
Fiscal Year	Type of Well	Total	Producing	Dry	Total	Producing	Dry
2014	Exploratory - Guinea	—	—	—	—	—	—
	Development - Guinea	—	—	—	—	—	—

2013	Exploratory - Guinea	—	—	—	—	—	—
	Development - Guinea	—	—	—	—	—	—

2012	Exploratory - Guinea	1	—	1	0.77	—	0.77
	Development - Guinea	—	—	—	—	—	—

Geographical Information

The following table sets out long-lived assets associated with Guinea, including our investment in the Concession offshore Guinea as well as fixed assets:

	June 30,	June 30,	June 30,
	2014	2013	2012
Long-lived assets related to Guinea	$14,259,000	$21,174,000	$39,617,000

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

The Concession is currently our single exploration asset. We have been conducting exploration work related to offshore Guinea since 2002, including significant seismic data surveys, processing, evaluations and studies, but we have no reserves and there is no assurance that our exploration work will result in any discoveries or in any commercial success. The PSC requires the drilling of a minimum of one additional exploration well to a minimum depth of 2,500 meters below the seabed at a minimum cost of $15 million by September 21, 2016.  The PSC has other work and additional obligations that need to be performed to maintain compliance with the PSC.  Failure to comply could subject us to risk of loss of the Concession.  In addition, oil and natural gas operations in Africa may be subject to higher political, health and security risks than operations in other areas of the world.  Any adverse development affecting our operations such as, but not limited to, the drilling and operational hazards described below, could result in damage to, or destruction of, any wells and producing facilities constructed on the Concession as well as damage to life.  As the Concession is our only exploration asset, any adverse development affecting it could have a material adverse effect on our financial position and results of operations.

The U.S. Department of Justice (“DOJ”) and the U.S. Securities and Exchange Commission (“SEC”) are investigating potential violations of the Foreign Corrupt Practices Act (“FCPA”) and anti-money laundering statutes.  If an action is commenced or we are found to have violated the FCPA or other legal requirements, our business and financial condition could be adversely affected.

In September 2013 we received a subpoena from the DOJ and in January 2014 we received a subpoena from the SEC. Both subpoenas request that the Company produce documents relating to our business in Guinea. We understand that they are investigating whether our activities in obtaining and retaining the Concession rights and our relationships with charitable organizations potentially violate the FCPA and U.S. anti-money laundering statutes.  We are unable to predict when the investigations will be completed, what outcome will result or the total costs we will incur in the course of these investigations.

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

These matters will require the involvement of our senior management that could impinge on the time they have available to devote to other matters relating to our business. Current or additional shareholder lawsuits may result in judgments against us and directors and officers named in those proceedings. We cannot predict at this time the outcome, cost or impact of the government investigations, the shareholder lawsuits, or our own internal investigations and review.

Legal fees and associated costs in connection with legal proceedings and the FCPA investigations will likely continue to be significant and are expected to adversely affect our liquidity and financial condition and results of operations.  The pendency of those matters, and the related legal fees and associated costs, could also adversely affect our business relationships.

We are involved in several legal proceedings and FCPA investigations. There are significant uncertainties involved in these matters, and we are unable to predict the length of the FCPA investigations or what outcome will result. Although we cannot estimate the total costs we will incur in the course of the investigations, it is likely that we will continue to incur significant expenses for legal fees and associated costs.  Similarly, certain legal proceedings that we are involved in are in various stages, and it is unknown whether the cases will be dismissed, tried, or otherwise resolved.   These additional expenses, or a negative result, could adversely affect our liquidity and financial condition and results of operations.  In addition, our ability to conduct business with persons with whom we have business relationships, or with whom we potentially could have business relationships, including potential financing sources, may be adversely affected by the pendency of, and expense related to, these matters, and the uncertain nature of potential outcomes.

Due to expected significant costs in connection with our various legal proceedings and the FCPA investigations, our liquidity and financial condition will be strained.  Liquidity concerns will be exacerbated if costs associated with Guinea operations, including the operator’s overhead costs and the drilling of the planned exploration well, are greater than $100 million.  In addition, these costs and any negative outcomes could also adversely affect our ability to obtain financing, or to obtain financing on terms advantageous to us.

We expect to continue to incur significant legal fees and associated costs, which will adversely affect our liquidity and financial condition.  The Consortium plans to drill an ultra-deepwater exploration well.  Tullow is responsible for payment of our participating interest share of costs associated with the overhead and the drilling of this well up to a gross expenditure cap of $100 million.  Accurately predicting well costs and timing is difficult to achieve and there will be considerable uncertainty regarding the actual costs to be incurred.  Moreover, Tullow’s delay of the drilling of the exploration well has increased the overhead and other expenditures eroding the $100 million carry. As of June 30, 2014 the Consortium has incurred $14.1 million of costs associated with the carry. Further, when drilling is resumed, budgetary, operating and other risks may be greater for the drilling of an ultra-deepwater well than for a shallower well onshore. Any costs in excess of the $100 million carry could exacerbate our liquidity concerns and adversely affect our financial condition and results of operations.

We will need additional financing.  We have been successful in obtaining funds through equity financings and the sale of participation interests in our Concession rights in the past, but there can be no assurance that we will be successful in the future.  The FCPA investigations, costs associated with the exploration well and/or with legal proceedings, and any negative outcomes, could adversely affect our ability to obtain financing, or to obtain financing on terms advantageous to us.

The Operator in our Consortium has suspended plans for drilling an exploratory well.  If drilling is not commenced soon, our ability to obtain additional financing and our financial condition will be adversely affected.

On March 11, 2014 Tullow, the Operator in our Consortium, unilaterally asserted its claim that there had been a Force Majeure event under the PSC and suspended plans to drill an exploratory well offshore Guinea.  Effective May 3, 2014, Tullow provided notice to the Government of Guinea and the other members of the Consortium that it has unilaterally lifted its declaration of Force Majeure under the PSC and the JOA. Diligent efforts are being made to satisfy the conditions to resuming petroleum operations which includes clarification that the U.S. FCPA investigations of Hyperdynamics will not adversely affect operations under the PSC. However, we cannot predict the timing or outcome of these efforts. Continued delays to resume petroleum operations could cause the exploratory well to be postponed beyond 2014 that could have a material adverse effect on our Concession.   The Concession offshore Guinea is our principal asset, and our ability to obtain additional financing is likely dependent upon the valuation of this asset and prospects for exploration in the Concession area.  If drilling is not commenced soon, our ability to obtain additional financing and our financial condition will be adversely affected, which may impact our ability to conduct exploration. An inability to conduct exploration could result in an impairment of our unproved properties. Unproved properties as of June 30, 2014 were $14.3 million.

The absence of cash inflows into our company raises substantial doubts about our ability to continue as a going concern as reflected in the opinion of the auditors of our financial statements. If we are not successful in carrying out our plans, we may not be able to continue operations.

Our financial statements have been prepared assuming that we will continue as a going concern.  As noted in Note 1 to our financial statements, the absence of cash inflows raises substantial doubt about our ability to continue as a going concern.  Our auditors have noted this concern in their opinion on our financial statements.  Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.  Our plans to address this problem are discussed in Note 1.  There can be no assurance that we will be successful in carrying out our plans to obtain additional cash resources.  If we are unable to obtain additional cash resources, we may not be able to continue operations.

We have no proved reserves and our exploration program may not yield oil in commercial quantities or quality, or at all.

We have no proved reserves. We have drilled one exploratory well which had non-commercial results. We, and other members of the Consortium, have identified prospects and leads based on seismic and geological information that indicate the potential presence of oil.  However, the areas to be drilled may not yield oil in commercial quantities or quality, or at all.  Even when properly used and interpreted, 2D and 3D seismic data and visualization techniques are only tools used to assist geoscientists in identifying subsurface structures and hydrocarbon indicators and do not enable the interpreter to know whether hydrocarbons are, in fact, present in those structures.  Accordingly, we do not know if any of our prospects will contain oil in sufficient quantities or quality to recover drilling and completion costs or to be economically viable.  Even if oil is found in commercial quantities, construction costs of oil pipelines or floating production systems, as applicable, and transportation costs may prevent such leads from being economically viable.  If these exploration efforts do not prove to be successful, our business, financial condition and results of operations will be materially adversely affected.

The recent sale of part of our interest in the Concession offshore Guinea improved our liquidity and financial condition, but our capital resources continue to be limited.  Our liquidity will be strained if drilling cost estimates are exceeded, and we may need new funding for additional exploration in the Concession, the availability of which is unknown.

We received $27 million in December 2012 at closing of the sale to Tullow of a 40% gross interest in the Concession, which improved our liquidity and financial condition.  In addition, Tullow agreed to make payments for our participating share (37%) of the costs in connection with the drilling of a deep water exploration well and, if drilled, an appraisal well in respect of such deep water exploration well.  However, for each well there is a gross expenditure cap of $100 million.  Drilling in deep water is expensive, and cost overruns often occur.  If costs for the initial deep water well, or the appraisal well (if drilled), are greater than the amount agreed to be paid by Tullow, we will be responsible for our share of these costs.  Our current capital resources are limited and may not be sufficient.

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

We have no source of operating revenue and will likely need to obtain additional resources through sales of additional interests in the Concession, equity or debt financings, or through other means.  If we seek to sell additional interests in the Concession, we may not be successful in attracting a commercial partner, or the commercial partner may not have the capital resources or other attributes that are deemed desirable by us.  If we enter into an arrangement, the terms may not be advantageous to us.  Any such arrangement will likely involve the transfer of a negotiated interest in the Concession, which could reduce the potential profitability of our interest in the Concession.

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

As a result of the sale to Tullow in December 2012, our interest in the Concession was reduced from 77% to 37%.  The transfer of operatorship to Tullow was completed in April 2013.  The Joint Operating Agreement (JOA) that governs the relationship of the members of the Consortium in the Concession provides significant authority to the Operator.  The JOA also requires certain actions to be approved by at least 67% of the interests.  We have less ability to influence operations, including the timing of exploration and development activities, the amount of capital expenditures, and other material operating decisions. The reduced ability to influence operations may cause a material adverse effect on our financial condition and results of operations.

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

Our business is dependent on retaining the services of a small number of key personnel of the appropriate caliber as the business develops.  Our success is, and will continue to be to a significant extent, dependent upon the expertise and experience of the directors, senior management and certain key personnel, but the retention of their services cannot be guaranteed.  The loss of key members of our management team or other highly qualified technical professionals could adversely affect our ability to effectively manage our overall operations or successfully execute current or future business strategies.  If any member of management or director were to leave our company, it may have a material adverse effect on our business, financial condition, results of operations and/or growth prospects.

We have claims and lawsuits against us that may result in adverse outcomes.

We are subject to a variety of claims and lawsuits concerning shareholder claims and other matters. Adverse outcomes in some or all of these claims may result in significant monetary damages or limit our ability to engage in our business activities. While we have director and officer insurance, it may not apply to or fully cover any liabilities we incur as a result of these lawsuits. Although management currently believes resolving all of these matters, individually or in the aggregate, will not have a material adverse impact on our financial statements, the litigation and other claims are subject to inherent uncertainties and management’s view of these matters may change in the future. A material adverse impact on our financial statements also could occur for any period it was determined that an unfavorable final outcome is probable and reasonably estimable.

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

The site for the next exploratory well the Consortium plans to drill will be in deep water. Deepwater drilling generally requires more time and more advanced drilling technologies than exploration in shallower waters, involving a higher risk of equipment failure and usually higher drilling costs.  In addition, there may be production risks of which we are currently unaware.  If we participate in the development of new subsea infrastructure and use floating production systems to transport oil from producing wells, these operations may require substantial time for installation or encounter mechanical difficulties and equipment failures that could result in significant liabilities, cost overruns or delays.  Furthermore, deepwater operations generally, and operations in West Africa in particular, lack the physical oilfield service infrastructure present in other regions.  As a result, a significant amount of time may elapse between a deepwater discovery and the marketing of the associated oil and natural gas, increasing both the financial and operational risks involved with these operations.  Because of the lack and high cost of this infrastructure, further discoveries the Consortium may make in Guinea may never be economically producible.

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

We are dependent on Tullow as the operator and on industry contractors for the success of our oil and gas exploration projects.  In particular, our drilling activity offshore of Guinea will require that we have access to offshore drilling rigs and contracts with experienced operators of such rigs.  The availability and cost of drilling rigs and other equipment and services, and the skilled personnel required to operate those rigs and equipment is affected by the level and location of drilling activity around the world.  An increase in drilling operations worldwide may reduce the availability and increase the cost to us of drilling rigs, other equipment and services, and appropriately experienced drilling contractors.  The reduced availability of such equipment and services may delay our ability to discover reserves and higher costs for such equipment and services may increase our costs, both of which may have a material adverse effect on our business, results of operations and future cash flow.  If we succeed in constructing oil wells, we may be required to shut them because access to pipelines, gathering systems or processing facilities may be limited or unavailable.  If that were to occur, we would be unable to realize revenue from those wells until arrangements were made to deliver the production to market, which could cause a material adverse effect on our results of operations and financial condition.

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

Realization of any of these factors could have a material adverse effect on our business, financial condition, results of operations and/or growth prospects. The Consortium’s operations in Guinea also may be adversely affected by laws and policies of multiple jurisdictions.

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

Social, economic and health conditions in Guinea may adversely affect our business, results of operation, financial condition and future cash flow.

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

Further, these laws and regulations may allow government authorities and private parties to bring legal claims based on damages to property and injury to persons resulting from the environmental, health and safety impacts of our past and current operations and could lead to the imposition of substantial fines, penalties or other civil or criminal sanctions.  If material, these compliance costs, claims or fines could have a material adverse effect on our business, results of operations, financial condition and/or growth prospects. In addition, Guinea has high levels of poverty, crime, unemployment and an undeveloped health care system.

An Epidemic of the Ebola virus disease is ongoing in West Africa and may adversely affect our business operations and financial condition.

An epidemic of the Ebola virus disease is ongoing in Guinea and other parts of West Africa. More than 1,000 deaths have been reported by the World Health Organization (“WHO”) in West Africa, and the WHO has declared it a global health emergency. It is impossible to predict the effect and potential spread of the Ebola virus in Guinea or surrounding countries.

Should the Ebola virus continue to spread or not be satisfactorily contained in Guinea or surrounding countries, drilling plans could be delayed, or interrupted after commencement. Any changes to drilling operations could significantly increase costs of operations. The planned drilling activities of the Consortium require access to the Conakry airport and other infrastructure in Guinea. Several countries have announced travel bans to the neighboring countries of Sierra Leone and Liberia. If bans are extended to Guinea, or contractors or personnel refuse to travel there, the Consortium could be adversely affected. If services are obtained, costs associated with those services could be significantly higher than planned which will have a material adverse effect on our business, results of operations, and future cash flow.

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

The closing price for our common stock has varied between a high of $6.79 on February 5, 2014 and a low of $1.28 on April 28, 2014 for the fiscal year ended June 30, 2014.  On September 8, 2014, the closing price of our common stock was $2.54. This volatility may affect the price at which an investor could sell the common stock, and the sale of substantial amounts of our common stock could adversely affect the price of our common stock.  Our stock price is likely to continue to be volatile and subject to significant price and volume fluctuations in response to market and other factors, including the other factors discussed in “— Risks Relating to Our Business and the Industry in Which We Operate”; variations in our quarterly operating results from our expectations or those of securities analysts or investors; downward revisions in securities analysts’ estimates; and announcement by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments.

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

We have received a notice from the New York Stock Exchange (“NYSE”) that we have fallen below its continued listing standards related to average market capitalization and total stockholders’ equity, and we have responded with a business plan to demonstrate our ability to regain compliance within 18 months.

On April 24, 2014, we received a notice from the New York Stock Exchange (the “NYSE”) that we fell below the NYSE’s continued listing standards because our average global market capitalization has been less than $50 million over a consecutive 30 trading-day period, and total stockholders’ equity is less than $50 million.

In accordance with NYSE procedures, we submitted a business plan within 45 days from receipt of the NYSE notice to demonstrate our ability to regain compliance within 18 months.  The NYSE accepted our plan and our market capitalization has recently exceeded $50 million. We will be subject to ongoing monitoring for compliance with this plan.  Our plan, having been accepted by the NYSE, allows our shares to continue to be listed and traded on the NYSE during the 18-month cure period, subject to compliance with other NYSE continued listing standards, including common stock price criteria.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2. Properties

Information on Oil and Gas Properties is included in Item 1. Business above in this Annual Report on Form 10-K.

Our executive and administrative offices are located at 12012 Wickchester Lane, Suite 475, Houston, Texas 77079 where we lease 13,949 square feet of space pursuant to a lease agreement that expires in March 2020.

Item 3. Legal Proceedings

From time to time, we and our subsidiaries are involved in business disputes. We are unable to predict the outcome of such matters when they arise. Currently pending proceedings, in our opinion, will not have a material adverse effect upon our consolidated financial statements. The following is a description of certain disputes involving us.

Shareholder Lawsuits

On April 2, 2012, a lawsuit styled as a class action was filed in the U.S. District Court for the Southern District of Texas against us and our chief executive officer alleging that we made false and misleading statements that artificially inflated our stock prices. The lawsuit alleges, among other things, that we misrepresented the prospects and progress of our drilling operations, including our drilling of the Sabu-1 well and plans to drill the Baraka-1 well off the coast of the Republic of Guinea.  The lawsuit seeks damages based on Sections 10(b) and 20 of the Securities Exchange Act of 1934, although the specific amount of damages is not specified. Although several lead plaintiffs were appointed by the Court and then withdrew from the matter, a lead plaintiff has now been appointed and a scheduling order governing briefing on a motion to dismiss has been entered by the Court.  On May 12, 2014, lead plaintiff filed his amended complaint, and defendants filed their motion to dismiss on July 11, 2014.  On August 20, 2014, the lead plaintiff filed a response to our motion to dismiss.

Beginning on March 13, 2014, several lawsuits styled as class actions were filed in the U.S. District Court for the Southern District of Texas against us and several officers of the Company alleging that we made false and misleading statements that artificially inflated our stock prices.  The lawsuits allege, among other things, that we misrepresented our compliance with the Foreign Corrupt Practices Act and anti-money laundering statutes and that we lacked adequate internal controls.  The lawsuits seek damages based on Sections 10(b) and 20 of the Securities Exchange Act of 1934, although the specific amount of damages is not specified. On May 12, 2014, a shareholder filed a motion for appointment as lead plaintiff, which remains pending. Also, on May 12, 2014, lead plaintiff in the April 2012 lawsuit described above filed a motion to consolidate the March 2014 cases with the earlier case. The parties await a ruling on the motion to consolidate.  In addition to these lawsuits, we have received demands from stockholders to inspect our books and records; however, no proceedings have been instituted.

On May 6, 2014, a purported shareholder derivative petition was filed against all of our directors and our current and a former chief financial officer in the District Court of Harris County, Texas.  The petition alleges breaches of their fiduciary duties, gross mismanagement, abuse of control, waste and unjust enrichment in connection with potential violations by us of the FCPA.  The plaintiff seeks unspecified damages against these persons and does not request any damages from us.  The plaintiff did not make a demand on our Board of Directors prior to filing the suit. Pursuant to an agreement between the parties, the plaintiff is scheduled to file an amended petition on September 16, 2014.

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

AGR Lawsuit and Settlement

On June 21, 2012, we filed suit against AGR following unsuccessful negotiations to address the cost overruns associated with the Sabu-1 well drilled off the coast of the Republic of Guinea. The suit was filed in London, England in the High Court of Justice, Queen’s Bench Division, Technology and Construction Court to recover damages and other relief from AGR for claims of mismanagement of the drilling of the Sabu-1 well and various breaches of contract that resulted in the cost overruns. AGR denied our claims and asserted a counterclaim for $22.2 million for alleged unpaid amounts on the Sabu-1 drilling project, and seeking other unspecified damages and relief, including damages for loss of management time and associated expenses, a full indemnity for a claim brought by Jasper against AGR, and interest on any damages awarded.  At a hearing on May 24, 2013, the Court consolidated this matter with a pending matter between Jasper Drilling Private Limited, the owner of the Jasper Explorer drilling rig, and AGR, and established a pretrial schedule contemplating one trial for both matters in June 2014.

On May 16, 2014 we reached a settlement of this litigation that resulted in the release to us of $17.7 million of the $19.2 million in long term restricted cash then held in escrow, and the release to AGR of $6.8 million in excess drilling equipment as part of the settlement. . Our claims and the counterclaims of AGR were released, and the litigation has been terminated.  The net proceeds to us were approximately $15.8 million, after reconciliation of the joint interest account with Dana Petroleum, the other working interest holder during the drilling.

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

	High	Low
Fiscal 2014:
Fourth Quarter	$4.46	$1.28
Third Quarter	6.79	1.74
Second Quarter	4.38	3.14
First Quarter	5.18	3.37

Fiscal 2013:
Fourth Quarter	$5.04	$3.44
Third Quarter	5.36	3.76
Second Quarter	9.44	4.72
First Quarter	7.44	5.04

On September 8, 2014, the last price for our common stock as reported by the NYSE was $2.54 per share, and there were approximately 44 stockholders of record of the common stock.

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

Equity Compensation Plan Information

The following table gives aggregate information under all equity compensation plans of Hyperdynamics as of June 30, 2014.

Equity Compensation Plan Information

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A)
Plan Category	A	B	C
Equity compensation plans approved by security holders	1,441,732	$8.76	231,324
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	1,441,732	$8.76	231,324

The Stock and Stock Option Plan (the “1997 Plan”) of Hyperdynamics was adopted May 7, 1997 and amended on December 3, 2001, on January 21, 2005, and on February 20, 2008.  The total number of shares authorized under the Plan, as amended, was 1,750,000, after giving effect to the 1-for-8 reverse stock split effected on July 1, 2013. The Board terminated the 1997 Plan effective upon stockholder approval of the 2010 Equity Incentive Plan (the “2010 Plan”).

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

The following table provides a reconciliation of the securities remaining available for issuance as of June 30, 2014 under the 2010 Plan:

2010 Plan
Shares available for issuance, June 30, 2013	345,906
Stock options granted	(372,086)
Restricted stock granted	(21,030)
Previously issued options cancelled or expired	278,534
Shares available for issuance, June 30, 2014	231,324

Stock Performance Chart

The following chart compares the yearly percentage change in the cumulative stockholder return on our common stock from July 1, 2009 to the end of the fiscal year ended June 30, 2014 with the cumulative total return on the (i) NYSE ARCA Oil & Gas Index and (ii) Russell 2000. The comparison assumes $100 was invested on July 1, 2009 in our common stock and in each of the foregoing indices and assumes reinvestment of dividends.

In accordance with the rules and regulations of the SEC, the above stock performance chart shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulations 14A or 14C of the Securities Exchange Act of 1934 (the “Exchange Act”) or to the liabilities of Section 18 of the Exchange Act and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act, except to the extent we specifically incorporate it by reference into such filing.

Item 6. Selected Financial Data

(In thousands, except earnings per	Year ended June 30,
share data)	2014	2013	2012	2011	2010
Revenue	$—	$—	$—	$—	$—
Full-Cost ceiling test write-down	$—	$(441)	$(116,312)	$—	$—
Loss from operations	$(17,123)	$(18,545)	$(149,201)	$(10,869)	$(8,048)
Net loss	$(17,117)	$(18,461)	$(149,313)	$(11,238)	$(8,009)
Basic loss per common share	$(0.81)	$(0.88)	$(7.44)	$(0.72)	$(0.75)
Diluted loss per common share	$(0.81)	$(0.88)	$(7.44)	$(0.72)	$(0.75)
Weighted Average Shares Outstanding	21,047	20,962	20,086	15,750	10,739

Cash	$35,270	$26,468	$37,148	$79,889	$26,040
Oil and Gas Properties	$14,259	$21,174	$39,278	$36,200	$92
Total Assets	$50,838	$84,368	$102,796	$192,683	$27,220
Long-Term Liabilities	$—	$92	$125	$138	$653
Shareholder’s Equity	$45,176	$61,674	$76,067	$189,429	$21,526

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

Our operating plan within the next 12 months includes the following:

•                  Complete selection by the Consortium of the location for a deep water exploration well and commence drilling of the exploration well.

•                  Consider financing alternatives and other measures to continue to pursue our exploration objectives offshore Guinea.

Analysis of changes in financial position

Our current assets decreased by $7,098,000 from $43,279,000 on June 30, 2013 to $36,181,000 on June 30, 2014.  The decrease in current assets is primarily due to cash used for general and administrative expenditures, a large portion of which was incurred on legal matters, and to a lesser extent for capital expenditures. This was offset by cash received as a result of the legal settlement with AGR that previously was in long term restricted cash.

Our long-term assets decreased $26,432,000, from $41,089,000 on June 30, 2013, to $14,657,000 on June 30, 2014. This decrease was primarily due to the settlement of litigation with AGR which resulted in the release to us of $17.7 million of the $19.2 million in long term restricted cash then held in escrow, and the release to AGR of $6.8 million in excess drilling equipment as part of the settlement.

Our current liabilities decreased $16,940,000, from $22,602,000 on June 30, 2013 to $5,662,000 on June 30, 2014.  The decrease in current liabilities can be attributed primarily to the release of the $20.2 million in AGR related liabilities upon reaching a settlement of the litigation with AGR. This was offset by an increase in legal related payables as a result of the pending FCPA investigations.

Our long-term liabilities decreased from $92,000 at June 30, 2013, to zero at June 30, 2014, due to the amortization of the remaining deferred rent during the year upon entering into a new office lease agreement in April 2014.

Results of Operations

Based on the factors discussed below, the net loss attributable to common shareholders for the year ended June 30, 2014, decreased $1,344,000, to a net loss of $17,117,000, or $0.81 per share in 2014 from a net loss of $18,461,000, or $0.88 per share in 2013.  The net loss attributable to common shareholders for the year ended June 30, 2013, decreased $130,852,000, to a net loss of $18,461,000, or $0.88 per share in 2013 from a net loss of $149,313,000, or $7.44 per share in 2012.

Reportable segments

We have one reportable segment: our international operations in Guinea conducted through our subsidiary SCS. SCS is engaged in oil and gas exploration activities pertaining to offshore Republic of Guinea.

Comparison for Fiscal Year 2014 and 2013

Revenues.  There were no revenues for the years ended June 30, 2014 and 2013.

Depreciation.  Depreciation decreased 37%, or $230,000, from fiscal 2013 to fiscal 2014. Depreciation expense was $400,000 and $630,000 in the years ended June 30, 2014 and 2013, respectively. The decrease is primarily attributed to assets used in the prior year relating to drilling operations being fully depreciated in the current year.

General, Administrative and Other Operating Expenses. Our general, administrative and other operating expenses were $27.5 million and $17.5 million for the year ended June 30, 2014 and 2013, respectively. This represents an increase of 57% or, $10.0 million from fiscal 2013 to fiscal 2014. Netted in this increase is a $2.4 million decline in non-cash stock compensation from $3.0 million in the year ended June 30, 2013 to $0.5 million in the year ended June 30, 2014, which can be attributed primarily to a decline in the amount attributable to vesting options. The remaining $12.4 million increase in expense was attributable to an increase in legal and other professional fees of $14.3 million, which can be attributed to an increase in legal and other professional fees related to the FCPA investigations ($7.5 million) as well as an increase in legal fees related to the AGR lawsuit ($7.3 million), offset by a decrease in other legal costs of $0.7 million. Additionally, we had an increase in foreign currency losses of approximately $0.7 million. Our foreign currency transaction losses were the result of the large balance in accounts payable denominated in foreign currency held prior to our settlement with AGR, for which payment had been frozen pending the resolution of our legal dispute with AGR. The current year foreign currency transaction losses are the result of a weakening of the US Dollar against the British Pound and the Euro. These factors resulting in increased costs were offset by a decrease in personnel related costs of approximately $1.6 million, which can be attributed to a decline in headcount as a result of fiscal 2013 and 2014 staff reductions. Additionally, there was a decrease in travel and other office expenditures of approximately $0.3 million primarily as a result of costs incurred to sell an interest in our concession in the prior year.

Gain on Legal Settlement. We recognized a non-cash gain on legal settlement of $10,734,000 in the year ended June 30, 2014 as a result of the settlement of our legal dispute with AGR. There was no such gain in the year ended June 30, 2013.

Other Income (Expense).  Other income (expense) totaled $6,000 and $84,000 for the years ended June 30, 2014 and 2013, respectively. The decrease in other income is primarily the result of the current year interest income being offset by realized losses on available-for-sale securities.

Loss from Continuing Operations.  Primarily as a result of the gain on legal settlement of $10,734,000, offset by the increase in general and administrative expenses of $9,983,000, our loss from continuing operations decreased by $1,344,000, from $18,461,000 in the year ended June 30, 2013 to $17,117,000 for the year ended June 30, 2014.

Comparison for Fiscal Year 2013 and 2012

Revenues.  There were no revenues for the years ended June 30, 2013 and 2012.

Depreciation.  Depreciation decreased 24%, or $197,000, from fiscal 2012 to fiscal 2013. Depreciation expense was $630,000 and $827,000 in the years ended June 30, 2013 and 2012, respectively. The decrease is primarily attributed to assets used in the prior year relating to drilling operations being fully depreciated or sold in the current year.

General, Administrative and Other Operating Expenses. Our general, administrative and other operating expenses were $17,474,000 and $22,062,000 for the years ended June 30, 2013 and 2012, respectively. This represents a decrease of 20.8%, or $4,588,000 from fiscal 2012 to fiscal 2013. Of this decrease, $2,045,000 is attributable to a decrease in non-cash stock compensation from $5,025,000 in fiscal 2012 to $2,980,000 in fiscal 2013 (including $365,000 in non-cash expense associated with an award of common shares associated with a severance agreement in the current year).

The remaining $2,543,000 decrease in expense was primarily attributable to a decrease in costs associated with prospective oil and gas investment opportunities of approximately $3,747,000.  Additionally, there was a decrease in travel expenses of approximately $407,000 primarily as a result of the closure of our offices in Guinea and London. This was offset by an increase in employee related costs of $577,000, which is the result of a $1,660,000 increase in severance costs associated with staff reductions offset by a $1,083,000 decrease in recurring payroll expense as a result of the staff reductions. Additionally, there were increases in legal and accounting fees of approximately $569,000, and a decrease in foreign currency transaction gains from current operations in the current year of approximately $568,000. Our foreign currency transaction gains are the result of a large balance in accounts payable denominated in foreign currency, primarily associated with our drilling contract with AGR, for which payment had been frozen pending the resolution of our legal dispute with AGR.

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

Other Income (Expense).  Other income (expense) totaled $84,000 and $(112,000) for the years ended June 30, 2013 and 2012, respectively. The increase in other income is primarily the result of the reversal to net income of other than temporary impairment of available-for-sale securities of $472,000 during fiscal 2012 while there was no such reversal in the current year. This was offset by a decrease in interest income from 2012 to 2013.

Loss from Continuing Operations.  Primarily as a result of the full amortization of proved oil and gas properties and the write off of a prospective investment deposit, which together totaled $126,312,000 in fiscal 2012, and the decrease in selling, general and administrative expenses of $4,588,000 our loss from continuing operations decreased by $130,852,000, from $149,313,000 in the year ended June 30, 2012 to $18,461,000 for the year ended June 30, 2013.

Liquidity and Capital Resources

General

	Year Ended June 30,
	2014	2013	2012
Net cash used in operating activities	$(22,700)	$(15,617)	$(12,438)
Net cash provided by investing activities	31,502	4,565	(59,135)
Net cash provided by financing activities	—	372	28,832
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	8,802	(10,680)	(42,741)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	26,468	37,148	79,889
CASH AND CASH EQUIVALENTS AT END OF YEAR	$35,270	$26,468	$37,148

Operating Activities

Net cash used in operating activities for the year ended June 30, 2014 was $22.7 million compared to $15.6 million for the year ended June 30, 2013. The increase in cash used in operating activities is primarily attributable to our increase in General, administrative and other operating expenses which increased from $17.5 million in the prior year to $27.5 million in the current year, mainly the result of an increase in legal and other professional fees of $14.3 million resulting from fees related to the FCPA investigation and the AGR lawsuit.

Investing Activities

Net cash provided by investing activities for the year ended June 30, 2014 was $31.5 million compared to $4.6 million in the year ended June 30, 2013. The increase in cash provided from investing activities can be attributed to proceeds of $15.2 million received from maturing investments in the year ended June 30, 2014 as compared to $15.5 million used to purchase available-for-sale securities in the year ended June 30, 2013. This was combined with the receipt of previously restricted cash received upon legal settlement with AGR. These factors were offset by the $23.7 million in net proceeds being received in the prior year in connection with the sale of interest in the Concession to Tullow.

Financing Activities

There was net cash provided by financing activities for the year ended June 30, 2013 of $0.4 million, whereas there was no cash provided by financing activities during the year ended June 30, 2014. This decline in cash provided by financing activities is the result of a decline in stock options exercised.

Liquidity

On June 30, 2014, we had $35.2 million in cash and $5.7 million in liabilities, all of which are current. We plan to use our existing cash to fund our general corporate needs, our legal and other professional fees and our expenditures associated with the Concession, including our share of future capital expenditures that are not carried by Tullow on our behalf. We have no other material commitments; however, we have incurred significant legal expenses in the year ended June 30, 2014, and it is likely that we will continue to incur significant expenses.

Since September 2013, we have received subpoenas from the United States Department of Justice (“DOJ”) and the United States Securities and Exchange Commission (“SEC”) requesting that we produce documents relating to our Concession in Guinea. We are unable to predict the outcome or future cost associated with legal proceedings and the investigations being conducted by the DOJ and SEC. We incurred approximately $7.5 million in legal and other professional fees related to the investigations in the year ended June 30, 2014, and it is likely that we will incur significant expenses for legal and associated costs in the year ending June 30, 2015.

The Consortium sent notice in July 2013 to the Government of Guinea of its intention to renew the second exploration period to September 2016 and the coordinates of the area to be relinquished as required under the PSC. A renewal of the second exploration period by the Minister of Mines and Geology occurs upon application when the work and expenditure obligations from the preceding period have been fulfilled.  There has been no question raised by the Minister or others regarding satisfaction of these conditions.

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

The Consortium plans to drill an ultra-deepwater exploration well, the timing and total costs of which are uncertain. Tullow agreed to pay all of our participating interest share of expenditures associated with joint operations in the Concession up to a gross expenditure cap of $100 million incurred during the carry period that began on September 21, 2013. From September 2013 until June 30, 2014, costs applied against the $100 million carry were $14.1 million. We will be responsible for our 37% interest share of the cost in excess of the remaining gross carry amount. Additionally, Tullow agreed to pay SCS’s participating interest share of future costs for the drilling of an appraisal of the initial exploration well, if drilled, up to a gross expenditure cap of $100 million.

Our costs related to the items referred to above and any additional expenses, or any negative outcomes, could adversely affect our liquidity and financial condition and results of operations.  We also will be responsible for our participating interest share of costs in excess of $100 million gross costs associated with joint operations expenditures, including operator overhead and the ultra-deepwater exploration well when drilled, and such excess expenditures could exacerbate our liquidity concerns. Absent cash inflows, we could exhaust our current available liquidity within the next twelve months.  The timing and amount of our cash outflows are dependent on a number of factors including: legal and other professional fees related to the FCPA investigations, a negative outcome related to any of our legal proceedings and investigations, well costs exceeding our carry, or if we have unfavorable well results. As a result, absent cash inflows, there is substantial doubt as to whether we will have adequate capital resources to meet our current obligations as they become due and therefore be able to continue as a going concern. Our ability to meet our current obligations as they become due over the next twelve months, and to be able to continue exploration, will depend on obtaining additional resources through sales of additional interests in the Concession, equity or debt financings, or through other means, although no assurance can be given that any of these actions can be completed.

Contractual Commitments and Obligations

Our subsidiary, SCS, has $350,000 remaining of a contingent note payable due to the former owners of SCS Corporation’s assets. It is payable in our common stock and it is payable only if SCS has net income in any given quarter. If SCS experiences net income in a quarter, 25% of the income will be paid against the note, until the contingency is satisfied.

Disclosure of Contractual Obligations as of June 30, 2014

	Payments due by period ($thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Installment Obligations	$80	$40	$40	$—	$—

Operating Lease Obligations	2,220	328	778	806	309

Total (1)	$2,300	$368	$818	$806	$309

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

Oil and Gas Properties

We account for oil and natural gas producing activities using the full-cost method of accounting as prescribed by the SEC. Accordingly, all costs incurred in the acquisition, exploration, and development of oil and natural gas properties, including the costs of abandoned properties, dry holes, geophysical costs, and annual lease rentals are capitalized. All selling, general and administrative corporate costs unrelated to drilling activities are expensed as incurred. Sales or other dispositions of oil and natural gas properties are accounted for as adjustments to capitalized costs, with no gain or loss recorded unless the ratio of cost to proved reserves would significantly change, or to the extent that the sale proceeds exceed our capitalized costs. Depletion of evaluated oil and natural gas properties is computed on the units of production method based on proved reserves. The net capitalized costs of proved oil and natural gas properties are subject to a full cost ceiling limitation in which the costs are not allowed to exceed their related estimated future net revenues discounted at 10%, net of tax considerations. In accordance with SEC release 33-8995, prices based on the preceding 12-months’ average price based on closing prices on the first day of each month, or prices defined by existing contractual arrangements, are used in deriving future net revenues discounted at 10%, net of tax. The application of the full-cost method of accounting for oil and gas properties generally results in higher capitalized costs and higher depreciation, depletion and amortization rates compared to the successful efforts method of accounting for oil and gas properties.

Costs Excluded

Costs associated with unevaluated properties are excluded from amortization until evaluated. We review our unevaluated properties at the end of each quarter to determine whether the costs incurred should be transferred to the amortization base.

We assess unproved property on a quarterly basis for possible impairment or reduction in value. We assess properties on an individual basis or as a group if properties are individually insignificant. The assessment includes consideration of the following factors, among others: intent to drill; remaining lease term under our concession; geological and geophysical evaluations; drilling results and activity; the assignment of proved reserves; and the economic viability of development if proved reserves are assigned. We assess our unproved properties on a country-by-country basis. During any period in which these factors indicate impairment, the adjustment is recorded through earnings of the period. At June, 30, 2014, we had $14.3 million of capitalized costs associated with our Guinea operations.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2014. In making this assessment, management used the criteria for internal control over financial reporting described in Internal Control — Integrated Framework (1992) by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operating effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of the Company’s Board of Directors. Based on this assessment, management has concluded that, as of June 30, 2014, the Company’s internal control over financial reporting was effective.

Hein & Associates LLP, the Company’s independent registered public accounting firm, has issued an attestation report on the effectiveness on the Company’s internal control over financial reporting as of June 30, 2014 which is included in Item 8. Consolidated Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Shareholders of

Hyperdynamics Corporation

Houston, Texas

We have audited the internal control over financial reporting of Hyperdynamics Corporation and subsidiaries (the “Company”) as of June 30, 2014, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2014, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended June 30, 2014 of the Company and our report dated September 12, 2014 expressed an unqualified opinion on those consolidated financial statements.

/S/ Hein & Associates LLP

Houston, Texas

September 12, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Hyperdynamics Corporation

Houston, Texas

We have audited the accompanying consolidated balance sheet of Hyperdynamics Corporation and subsidiaries (the “Company”) as of June 30, 2014, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for the year ended June 30, 2014.These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Hyperdynamics Corporation and subsidiaries as of June 30, 2014, and the results of their operations and their cash flows for the year ended June 30, 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the absence of cash inflows raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 30, 2014, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 12, 2014 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/S/ Hein & Associates LLP

Houston, Texas

September 12, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Hyperdynamics Corporation
Houston, Texas

We have audited the accompanying consolidated balance sheets of Hyperdynamics Corporation and subsidiaries (the “Company”) as of June 30, 2013, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the two years in the period ended June 30, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Hyperdynamics Corporation and subsidiaries as of June 30, 2013, and the results of their operations and their cash flows for each of the two years in the period ended June 30, 2013, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the absence of cash inflows raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Deloitte & Touche LLP

Houston, Texas
September 11, 2013
(September 12, 2014 as to Note 1)

HYPERDYNAMICS CORPORATION

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Number of Shares and Per Share Amounts)

	June 30, 2014	June 30, 2013
ASSETS
Current assets:
Cash and cash equivalents	$35,270	$26,468
Available-for-sale securities	—	15,383
Accounts receivable — joint interest	65	754
Prepaid expenses	832	637
Other current assets	14	37
Total current assets	36,181	43,279

Property and equipment, net of accumulated depreciation of $1,785 and $1,462	398	710
Unproved oil and gas properties excluded from amortization (Full-Cost method)	14,259	21,174
	14,657	21,884
Other Assets:
Restricted cash	—	19,190
Deposits	—	15
Total assets	$50,838	$84,368

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$5,662	$22,602
Total current liabilities	5,662	22,602

Non-current liabilities	—	92
Total liabilities	5,662	22,694

Commitments and contingencies (Note 9)	—	—

Shareholders’ equity:
Preferred stock, $0.001 par value; 20,000,000 authorized, 0 shares issued and outstanding	—	—
Common stock, $0.001 par value, 43,750,000 shares authorized; 21,046,591 shares issued and outstanding	169	169
Additional paid-in capital	316,760	316,235
Accumulated other comprehensive loss	—	(94)
Accumulated deficit	(271,753)	(254,636)
Total shareholders’ equity	45,176	61,674
Total liabilities and shareholders’ equity	$50,838	$84,368

The accompanying notes are an integral part of these consolidated financial statements.

HYPERDYNAMICS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Number of Shares and Per Share Amounts)

	Year Ended June 30,
	2014	2013	2012
Costs and expenses:
Depreciation	$400	$630	$827
General, administrative and other operating	27,457	17,474	22,062
Full-Cost ceiling test write-down	—	441	116,312
Write-off of prospective investment deposit	—	—	10,000
Gain on legal settlement	(10,734)	—	—
Loss from operations	(17,123)	(18,545)	(149,201)
Other income (expense):
Other than temporary impairment of securities	—	—	(472)
Realized gain (loss) on sale of securities	(69)	—	59
Interest income	75	84	301
Total other income (expense)	6	84	(112)
Loss before income tax	(17,117)	(18,461)	(149,313)
Income tax	—	—	—
Net loss	$(17,117)	$(18,461)	$(149,313)

Basic and diluted loss per common share	$(0.81)	$(0.88)	$(7.44)

Weighted average shares outstanding — basic and diluted	21,046,591	20,962,096	20,085,915

The accompanying notes are an integral part of these consolidated financial statements.

HYPERDYNAMICS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In Thousands)

	Year Ended June 30,
	2014	2013	2012
Net loss	$(17,117)	$(18,461)	$(149,313)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	25	(94)	(123)
Reclassification adjustment for realized losses included in net loss	69	—	—
Reclassification of other than temporary impairments of securities included in net loss	—	—	472
Other comprehensive income (loss)	94	(94)	349
Comprehensive loss	$(17,023)	$(18,555)	$(148,964)

The accompanying notes are an integral part of these condensed consolidated financial statements.

HYPERDYNAMICS CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In Thousands, Except Number of Shares)

					Accumulated
					Other
	Common Stock		Additional Paid-	Accumulated	Comprehensive
	Shares	Amount	in Capital	Deficit	Income (Loss)	Total
Balance, July 1, 2011	19,474,066	$156	$276,484	$(86,862)	$(349)	$189,429
Net loss	—	—	—	(149,313)	—	(149,313)
Reclassification of other than temporary impairments of securities included in net income					472	472
Unrealized loss on available-for-sale securities	—	—	—	—	(123)	(123)
Common stock issued for:
Cash	1,250,000	10	28,152	—	—	28,162
Exercise of warrants	42,525	—	—	—	—	—
Exercise of options	100,625	1	669	—	—	670
Amortization of fair value of stock options	—	—	6,770	—	—	6,770
Balance, June 30, 2012	20,867,216	$167	$312,075	$(236,175)	$—	$76,067
Net loss	—	—	—	(18,461)	—	(18,461)
Unrealized loss on available-for-sale securities	—	—	—	—	(94)	(94)
Common stock issued for:
Severance	84,375	1	364	—	—	365
Exercise of options	95,000	1	371	—	—	372
Amortization of fair value of stock options	—	—	3,425	—	—	3,425
Balance, June 30, 2013	21,046,591	$169	$316,235	$(254,636)	$(94)	$61,674
Net loss	—	—	—	(17,117)	—	(17,117)
Unrealized gain on available-for-sale securities	—	—	—	—	25	25
Reclassification adjustment for realized losses included in net loss	—	—	—	—	69	69
Amortization of fair value of stock options	—	—	525	—	—	525
Balance, June 30, 2014	21,046,591	$169	$316,760	$(271,753)	$—	$45,176

The accompanying notes are an integral part of these consolidated financial statements.

HYPERDYNAMICS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Years Ended June 30,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(17,117)	$(18,461)	$(149,313)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	400	630	827
Full-Cost ceiling test write-down	—	441	116,312
Write-off of prospective investment deposit	—	—	10,000
Gain on legal settlement	(10,734)	—	—
Stock based compensation	525	2,615	5,025
Shares issued in severance agreement	—	365	—
Amortization of premium on short term investments	158	25	1,562
Reclassification of other than temporary impairments of securities included in net income	—	—	472
Unrealized gain (loss) on available-for-sale securities	25	—	(123)
Loss on sale of securities	69	—	—
Changes in operating assets and liabilities:
(Increase) decrease in Accounts receivable - joint interest	689	509	(555)
(Increase) decrease in Prepaid expenses	(195)	116	(51)
(Increase) decrease in Other current assets	38	3,538	(3,410)
Increase (decrease) in Accounts payable and accrued expenses	3,534	(5,362)	6,829
Decrease in Other liabilities	(92)	(33)	(13)
Net cash used in operating activities	(22,700)	(15,617)	(12,438)

CASH FLOWS FROM INVESTING ACTIVITIES:
(Purchase) sale of property and equipment	(89)	49	(1,075)
Investment in oil and gas properties	(1,333)	(3,650)	(100,986)
Prospective investment deposit	—	—	(10,000)
Decrease (Increase) in restricted cash	17,699	—	(880)
Proceeds from sale of interest in unevaluated oil and gas properties, net of transaction costs of $3,332	—	23,668
(Purchase) maturity of short term investments	15,225	(15,502)	53,806
Net cash provided by (used in) investing activities	31,502	4,565	(59,135)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock , net of offering costs of $1,838	—	—	28,162
Proceeds from exercise of options	—	372	670
Net cash provided by financing activities	—	372	28,832

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	8,802	(10,680)	(42,741)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	26,468	37,148	79,889
CASH AND CASH EQUIVALENTS AT END OF YEAR	$35,270	$26,468	$37,148

SUPPLEMENTAL DISCLOSURES:
Interest paid in cash	$—	$—	$—
Income taxes paid in cash	$—	$—	$—

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Accounts payable for oil and gas property	$1,439	$1,859	$16,659
Accounts payable relating to legal settlement	$19,035	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

HYPERDYNAMICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Nature of business

Hyperdynamics Corporation (“Hyperdynamics,” the “Company,” “we,” “us,” and “our”) is a Delaware corporation formed in March 1996. Hyperdynamics has two wholly-owned subsidiaries, SCS Corporation Ltd (SCS), a Cayman corporation, and HYD Resources Corporation (HYD), a Texas corporation. Through SCS and its wholly-owned subsidiary, SCS Guinea SARL (SCSG), which is a Guinea limited liability company formed under the laws of the Republic of Guinea (“Guinea”) located in Conakry, Guinea, Hyperdynamics focuses on oil and gas exploration offshore the coast of West Africa. Our exploration efforts are pursuant to a Hydrocarbon Production Sharing Contract, as amended (the “PSC”).  We refer to the rights granted under the PSC as the “Concession.” We began operations in oil and gas exploration, seismic data acquisition, processing, and interpretation in late fiscal 2002.

As used herein, references to “Hyperdynamics,” “Company,” “we,” “us,” and “our” refer to Hyperdynamics Corporation and our subsidiaries, including SCS Corporation Ltd (“SCS”). The rights in the Concession offshore Guinea are held by SCS.

Status of our Business

We have no source of operating revenue and there is no assurance when we will, if ever. On June 30, 2014, we had $35.3 million in cash, and $5.7 million in liabilities, all of which are current liabilities. We plan to use our existing cash to fund our general corporate needs, our legal and other professional fees and our expenditures associated with the Concession, including our share of future capital expenditures that are not paid by Tullow on our behalf. We have no other material commitments; however, we have incurred significant legal expenses in the year ended June 30, 2014, and it is likely that we will continue to incur significant expenses in the year ending June 30, 2015.

On December 31, 2012, we closed a sale to Tullow Guinea Ltd (“Tullow”), a subsidiary of Tullow Oil plc, of a 40% gross interest in the Concession. We now hold a 37% participating interest, with Dana Petroleum, PLC (“Dana”), which is a subsidiary of the Korean National Oil Corporation, holding the remaining 23% interest in the Concession. We refer to Tullow, Dana and us in the Concession as the “Consortium”.

We have drilled one exploratory well, the Sabu-1 well, which reached the planned total depth of 3,600 meters below the surface in February 2012. We determined the well to be non-commercial. As a result, we evaluated the costs associated with the well, subjected them to the Full-Cost Ceiling Test, resulting in a Full-Cost Ceiling Test write-down. See additional discussion in Note 3. As described in Note 9, we had filed suit for monetary damages against AGR, the manager of the Sabu-1 well, following unsuccessful negotiations to address mismanagement that led to significant well cost overruns. AGR filed a countersuit for additional cost of $9.5 million on a gross basis or $7.3 million based on the 77% interest we then held, which we disputed and excluded from our cost incurred to date. On May 16, 2014 we reached a settlement of this litigation that resulted in the release to us of $17.7 million of the $19.2 million in long term restricted cash then held in escrow,  and the release to AGR of $6.8 million in excess drilling equipment as part of the settlement. Our claims and the counterclaims of AGR were released, and the litigation has been terminated.  The net proceeds to us were approximately $15.8 million, after reconciliation of the joint interest account with Dana Petroleum, the other working interest holder during the drilling

Since September 2013, we have received subpoenas from the United States Department of Justice (“DOJ”) and the United States Securities and Exchange Commission (“SEC”) requesting that we produce documents relating to our Concession in Guinea. See additional discussion in Note 9. We are unable to predict the outcome or future cost associated with legal proceedings and the investigations being conducted by the DOJ and SEC; however, we incurred approximately $7.5 million in legal and other professional fees related to the investigations in the year ended June 30, 2014, and it is likely that we will incur significant expenses for legal and associated costs in the year ending June 30, 2015.

Pursuant to the Share Purchase Agreement (“SPA”) between Tullow and us, Tullow agreed to pay all of our participating interest share of expenditures associated with joint operations in the Concession up to a gross expenditure cap of $100 million incurred during the carry period that began on September 21, 2013. From September 2013 until June 30, 2014, costs applied against the $100 million carry were $14.1 million. The timing of the well and the cost estimate are subject to change. We will be responsible for our 37% interest share of the cost in excess of the remaining gross carry amount. Additionally, Tullow agreed to pay our participating interest share of future costs for the drilling of an appraisal of the initial exploration well, if drilled, up to a gross expenditure cap of $100 million.

The Consortium planned to drill the exploration well in the ultra-deepwater portion of the Concession in the first half of calendar 2014. On March 11, 2014 Tullow unilaterally asserted its claim that there had been a Force Majeure event under the PSC with the Government of Guinea, the Joint Operating Agreement (“JOA”) between Dana, Tullow and us and the SPA. Tullow stated in its notice that the decisions by the DOJ and the SEC to open investigations into our activities in obtaining and retaining the Concession rights constituted a Force Majeure event under the terms of the PSC, JOA and SPA.  Tullow unilaterally lifted its declaration of Force Majeure effective May 3, 2014.  Diligent efforts are being made to satisfy the conditions to resuming petroleum operations which include clarification that the investigations of Hyperdynamics will not adversely affect operations under the PSC. We cannot predict the timing or outcome of these efforts.

Our costs related to the items referred to above and any additional expenses, or any negative outcomes, could adversely affect our liquidity and financial condition and results of operations. We also will be responsible for our participating interest share of costs in excess of $100 million gross costs associated with joint operations expenditures, including operator overhead and the ultra-deepwater exploration well when drilled, and such excess expenditures could exacerbate our liquidity. Absent cash inflows, we could exhaust our current available liquidity within the next twelve months.  The timing and amount of our cash outflows are dependent on a number of factors including: legal and other professional fees related to the FCPA investigations, a negative outcome related to any of our legal proceedings and investigations, well costs exceeding our carry, or if we have unfavorable well results. As a result, absent cash inflows, there is substantial doubt as to whether we will have adequate capital resources to meet our current obligations as they become due and therefore be able to continue as a going concern. Our ability to meet our current obligations as they become due over the next twelve-months, and to be able to continue exploration, will depend on obtaining additional resources through sales of additional interests in the Concession, equity or debt financings, or through other means, although no assurance can be given that any of these actions can be completed.

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

Cash and cash equivalents

Cash equivalents are highly liquid investments with an original maturity of three months or less. For the years presented, we maintained all of our cash in bank deposit accounts which, at times, exceed the federally insured limits.

Restricted cash

Included in restricted cash as of June 30, 2013 is $19.2 million held in escrow which related to our drilling contract with AGR. Under the terms of the drilling contract, we funded the escrow account for the sole purpose of funding our drilling project as overseen by AGR. As of June 30, 2014, our restricted cash balance is zero as a result of the legal settlement with AGR.

Joint interest receivable and allowance for doubtful accounts

We establish provisions for losses on accounts receivable if we determine that we will not collect all or part of the outstanding balance. Accounts receivable are written down to reflect management’s best estimate of realizability based upon known specific analysis, historical experience, and other currently available evidence of the net collectible amount. There is no allowance for doubtful accounts as of June 30, 2014 or 2013. At June 30, 2014, all of our accounts receivable balance was related to joint interest billings to Tullow and Dana Petroleum (E&P) Limited (“Dana”), who own 40% and 23% participating interests, respectively in the Concession.

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

Oil and Gas Properties

Full-Cost Method

We account for oil and natural gas producing activities using the full-cost method of accounting as prescribed by the United States Securities and Exchange Commission (SEC). Accordingly, all costs incurred in the acquisition, exploration, and development of oil and natural gas properties, including the costs of abandoned properties, dry holes, geophysical costs and annual lease rentals are capitalized. All selling, general and administrative corporate costs unrelated to drilling activities are expensed as incurred. Sales or other dispositions of oil and natural gas properties are accounted for as adjustments to capitalized costs, with no gain or loss recorded unless the ratio of capitalized costs to proved reserves would significantly change, or to the extent that the sale proceeds exceed our capitalized costs. Depletion of evaluated oil and natural gas properties would be computed on the units of production method based on proved reserves. The net capitalized costs of proved oil and natural gas properties are subject to quarterly impairment tests.

Costs Excluded from Amortization

Costs associated with unproved properties are excluded from amortization until it is determined whether proved reserves can be assigned to the properties. We review our unproved properties at the end of each quarter to determine whether the costs incurred should be transferred to the amortization base.

We assess unproved property on a quarterly basis for possible impairment or reduction in value. We assess properties on an individual basis or as a group if properties are individually insignificant. The assessment includes consideration of the following factors, among others: intent to drill; remaining lease term under our concession; geological and geophysical evaluations; drilling results and activity; the assignment of proved reserves; and the economic viability of development if proved reserves are assigned. We assess our unproved properties on a country-by-country basis. During any period in which these factors indicate an impairment, the adjustment is recorded through earnings of the period.

Full-Cost Ceiling Test

At the end of each quarterly reporting period, the capitalized costs less accumulated amortization and deferred income taxes shall not exceed an amount equal to the sum of the following items: (i) the present value of estimated future net revenues of oil and gas properties (including future development and abandonment costs of wells to be drilled) using prices based on the preceding 12-months’ average price based on closing prices on the first day of each month, or prices defined by existing contractual arrangements,  discounted at 10%, (ii) the cost of properties not being amortized, and (iii) the lower of cost or estimated fair value of unproved properties included in the costs being amortized, less related income tax effects (“Full-Cost Ceiling Test”).

The calculation of the Full-Cost Ceiling Test is based on estimates of proved reserves. There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting the future rates of production, timing, and plan of development. The accuracy of any reserves estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Results of drilling, testing, and production subsequent to the date of the estimate may justify revision of such estimates. Accordingly, reserves estimates are often different from the quantities of oil and natural gas that are ultimately recovered. We have no proved reserves.

We recognized no Full-Cost Ceiling test write-downs in the year ended June 30, 2014. During the years ended June 30, 2013 and 2012 we had Full-Cost Ceiling Test write-downs of $0.4 million and $116.3 million, respectively.

Property and Equipment, other than Oil and Gas

Property and equipment are stated on the basis of historical cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, generally three to five years.

Provision for Impairments of Long-lived Assets

Long-lived assets are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment loss recognized is the excess of the carrying amount over the fair value of the asset.  Any impairment charge is recorded through current period earnings. We recognized no impairment charges in the years ended June 30, 2014, 2013 or 2012, respectively.

Income Taxes

We account for income taxes in accordance with FASB Accounting Standards Codification (“ASC”) 740, “Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the tax and financial reporting basis of assets and liabilities and for loss and credit carryforwards. Valuation allowances are provided when recovery of deferred tax assets is not considered likely.

Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon ultimate settlement. Unrecognized tax benefits are tax benefits claimed in our tax returns that do not meet these recognition and measurement standards. For the year ended June, 30, 2014 the Company has unrecognized tax benefits totaling $5.5 million.

Our policy is to recognize potential accrued interest and penalties related to unrecognized tax benefits within income tax expense.  For the years ended June 30, 2014, 2013 and 2012, we did not recognize any interest or penalties in our consolidated statement of operations, nor did we have any interest or penalties accrued on our consolidated balance sheet at June 30, 2014 and 2013 relating to unrecognized benefits.

The tax years 2009-2013 remain open to examination for federal income tax purposes and by the other major taxing jurisdictions to which we are subject.

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

Earnings Per Share

Basic loss per common share has been computed by dividing net loss by the weighted average number of shares of common stock outstanding during each period. In a period of earnings, diluted earnings per common share are calculated by dividing net income available to common shareholders by weighted-average common shares outstanding during the period plus weighted-average dilutive potential common shares.  Diluted earnings per share calculations assume, as of the beginning of the period, exercise of stock options and warrants using the treasury stock method.

All potential dilutive securities, including potentially dilutive options, warrants and convertible securities, if any, were excluded from the computation of dilutive net loss per common share for the years ended June 30, 2014, 2013 and 2012, respectively, as their effects are antidilutive due to our net loss for those periods.

Stock options to purchase approximately 1.4 million common shares at an average exercise price of $8.76 and warrants to purchase approximately 0.03 million shares of common stock at an average exercise price of $11.69 were outstanding at June 30, 2014. Using the treasury stock method, had we had net income, approximately 1,412 common shares attributable to our outstanding stock options would have been included in the fully diluted earnings per share for the year ended June 30, 2014.  There would have been no dilution attributable to our outstanding warrants to purchase common shares. Had we had net income, approximately 21,030 common shares attributable to our outstanding unvested restricted stock awards would have been included in the fully diluted earnings per share for the year ended June 30, 2014.

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

Contingencies

We are subject to legal proceedings, claims and liabilities. We accrue for losses associated with legal claims when such losses are probable and can be reasonably estimated. These accruals are adjusted as additional information becomes available or circumstances change. Legal fees are charged to expense as they are incurred.  See Note 9 for more information on legal proceedings.

Accumulated Other Comprehensive Income (Loss), net of tax

We follow the provisions of ASC 220, “Comprehensive Income”, which establishes standards for reporting comprehensive income. In addition to net income (loss), comprehensive income (loss) includes all changes to equity during a period, except those resulting from investments and distributions to the owners of the Company. At June 30, 2014, we had a balance in “Accumulated other comprehensive loss, net of income tax” on the consolidated balance sheet of zero. The components of accumulated other comprehensive loss and related tax effects were as follows (in thousands):

	Gross Value	Tax Effect	Net of Tax Value
Accumulated other comprehensive loss at June 30, 2012	$—	$—	$—
Change in fair value of available-for-sale securities	94	—	94
Accumulated other comprehensive loss at June 30, 2013	$94	$—	$94
Change in fair value of available-for-sale securities	(25)	—	(25)
Reclassification adjustment for realized losses included in net loss	(69)	—	(69)
Accumulated other comprehensive loss at June 30, 2014	$—	$—	$—

There is no tax effect of the unrealized gain (loss) in other comprehensive income given our full valuation allowance against deferred tax assets. Total comprehensive loss was $17.0 million, $18.6 million and $149.0 million in fiscal year 2014, 2013 and 2012, respectively.

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

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The carrying values of cash and cash equivalents, accounts receivable — joint interest and accounts payable approximate fair value. Available-for-sale securities, which consist entirely of Corporate Debt securities, were valued at the closing price reported in the active market in which the security was traded. As of June 30, 2014, there were no remaining investments on hand.

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

Foreign currency gains and losses from current operations

In accordance with ASC Topic 830, Foreign Currency Matters, the functional currency of our international subsidiaries is the U.S. Dollar. Gains and losses from foreign currency transactions arising from operating assets and liabilities are included in general, administrative and other operating expense, have not been significant. Net foreign currency transaction gains (losses) were ($0.6) million, $0.1 million and $0.6 million for the years ended June 30, 2014, 2013 and 2012, respectively.

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

Subsequent Events

The Company evaluated all subsequent events from June 30, 2014 through the date of issuance of these financial statements.

2. PROPERTY AND EQUIPMENT

A summary of property and equipment as of June 30, 2014 and 2013 is as follows:

		June 30,
(in thousands)	Useful Life	2014	2013
Computer equipment and software	3 years	$1,324	$1,320
Office equipment and furniture	5 years	330	330
Vehicles	3 years	—	—

Leasehold improvements	3 years	529	522

Total Cost		2,183	2,172
Less - Accumulated depreciation		(1,785)	(1,462)
		$398	$710

We review assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. As of June 30, 2014 and 2013, there were no impairments of property and equipment.

3. INVESTMENT IN OIL AND GAS PROPERTIES

Investment in oil and gas properties consists entirely of our Guinea Concession in offshore West Africa. We owned a 77% participating interest in our Guinea Concession prior to the sale of a 40% gross interest to Tullow which closed on December 31, 2012. We now own a 37% interest in the Concession.

Guinea Concession

We have been conducting exploration work related to the area off the coast of Guinea since 2002.  On September 22, 2006 we entered into the PSC with Guinea.  Under that agreement, we were granted certain exclusive contractual rights by Guinea to explore and exploit offshore oil and gas reserves, if any, off the coast of Guinea.  We are conducting our current work in Guinea under the PSC, as amended on March 25, 2010.

The PSC Amendment clarified that we retained a Contract Area of approximately 25,000 square kilometers, which is approximately equivalent to 9,650 square miles or 30% of the original Contract Area under the PSC, following a December 31, 2009 relinquishment of approximately 70% of the original Contract Area.  The PSC Amendment required that the Consortium relinquish an additional 25% of the retained Contract Area by September 30, 2013.  Under the terms of the PSC Amendment, the first exploration period ended and the Consortium entered into the second exploration period on September 21, 2010.  The second exploration period ran until September 2013, at which point it was renewed to September 2016 and may be extended for one (1) additional year to allow the completion of a well in process and for two (2) additional years to allow the completion of the appraisal of any discovery made.

The PSC Amendment required the drilling of an exploration well, which had to be commenced by the year-end 2011, to a minimum depth of 2,500 meters below seabed. This requirement was satisfied with the drilling of the Sabu-1 well which was commenced during October of 2011 and reached the minimum depth of 2,500 meters below the seabed in February of 2012. The Consortium is required to drill an additional exploration well, which is to be commenced by the end of September 2016, to a minimum depth of 2,500 meters below seabed.  The PSC Amendment requires the expenditure of $15 million on each of the exploration wells ($30 million in the aggregate).  The Consortium was also required to acquire a minimum of 2,000 square kilometers of 3D seismic by September 2013 with a minimum expenditure of $12 million. This requirement was satisfied with the first 3D seismic survey acquired in 2010. Fulfillment of work obligations exempts us from expenditure obligations and exploration work in excess of minimum work obligations for each exploration period may be carried forward to the following exploration period.

Under the PSC Amendment, Guinea may participate in development of any discovery at a participating interest of up to 15% of costs being carried for its share. The cost of that carry is to be recovered out of 62.5% of Guinea’s share of cost and profit oil.  The PSC Amendment removed the right of first refusal held by us covering the relinquished acreage under the original PSC. The PSC Amendment clarified that only those eligible expenditures, which were made following the date the PSC was signed, on September 22, 2006, are eligible for cost recovery. We are required to establish an annual training budget of $200,000 for the benefit of Guinea’s oil industry personnel, and we are also obligated to pay an annual surface tax of $2.00 per square kilometer on our retained Concession acreage.  The PSC Amendment also provides that should the Guinea government note material differences between provisions of the PSC Amendment and international standards or the Petroleum Code, the parties will renegotiate the relevant articles.

In July 2013, a proposal was submitted for a Second Amendment to the PSC (the “Second PSC Amendment”) to the Government of Guinea formally adding Tullow as a Contractor to the PSC as well as addressing other administrative issues.

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

Sale of Interest to Tullow

On December 31, 2012, we closed a sale to Tullow of a 40% gross interest in the Concession. As consideration, we received $27 million from Tullow as reimbursement of our past costs in the Concession and, as additional consideration, Tullow agreed to:  (i) pay our participating interest share of future costs associated with the drilling of an exploration well in at least 2,000 meters of water in the deep water fan area of the Concession,  up to a gross expenditure cap of $100 million; and (ii) pay our share of costs associated with an appraisal well of the initial exploration well, if drilled, subject to a gross expenditure cap on the appraisal well of $100 million. Tullow was obligated to pay its 40% participating interest share of costs associated with the Concession as of November 20, 2012, the date of execution of SPA. Tullow began to pay our costs attributable to the Concession on September 21, 2013. Tullow will continue to pay our costs, subject to the gross expenditure cap of $100 million, until 90 days following the date on which the rig contracted to drill the exploration well moves off the well location. Tullow agreed to use reasonable endeavors to provide for the commencement of drilling of the exploration well not later than April 1, 2014.  The $27 million payment was received by us on December 31, 2012 and was recorded as a reduction in unproved oil and gas properties, net of transaction costs of approximately $3.3 million.

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

Accounting for oil and gas property and equipment costs

We follow the “Full-Cost” method of accounting for oil and natural gas property and equipment costs. Under this method, internal costs incurred that are directly identified with exploration, development, and acquisition activities undertaken by us for our own account, and which are not related to production, general corporate overhead, or similar activities, are capitalized. For the year ended June 30, 2013 we capitalized $2.7 million of such costs respectively. Capitalization of internal costs was discontinued April 1, 2013 when Tullow became the operator. Geological and geophysical costs incurred that are directly associated with specific unproved properties are capitalized in “Unproved properties excluded from amortization” and evaluated as part of the total capitalized costs associated with a prospect. The cost of unproved properties not being amortized is assessed to determine whether such properties have been impaired. In determining whether such costs should be impaired, we evaluate current drilling results and available geological and geophysical information.

We exclude capitalized costs of unproved oil and gas properties from amortization until evaluated. Geological and geophysical information pertaining to the Guinea concession was collected and evaluated and no reserves have been attributed to the Concession. In February 2012, we completed the drilling of the Sabu-1 well, which was determined to be non-commercial. As a result, we evaluated certain geological and geophysical related costs in unproved properties along with the drilling costs of the Sabu-1 well totaling $116.8 million and determined that these properties were subject to the Full-Cost Ceiling Test. As we have no proved reserves to include in the Full-Cost Ceiling Test, the entire $116.8 million resulted in a Full-Cost Ceiling Test write-down of our unproved oil and gas properties. The net costs associated with properties which remain unproved and unevaluated and are excluded from amortization were $14.3 million and $21.2 million, as of June 30, 2014 and 2013, respectively.

The following table provides detail of total capitalized costs for our Guinea Concession as of June 30, 2014 and 2013 (in thousands):

	June 30, 2014	June 30, 2013
Oil and Gas Properties:
Unproved oil and gas Properties	14,259	14,365
Other Equipment Costs	—	6,809
Unproved properties not subject to amortization	14,259	21,174

During the year ended June 30, 2014, our oil and gas property balance declined by $0.1 million as a result of a credit received from Tullow as a correction of costs previously billed to us. Additionally, during the year ended June 30, 2014, our oil and gas property balance decreased by $6.8 million after reaching a lawsuit settlement with AGR that resulted in the release to AGR of excess drilling equipment and the release to us of $17.7 million of previously escrowed cash. Evaluation activities of these unproved properties are expected to be completed within the next one to three years.

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

4. INVESTMENTS

During the third and fourth quarters of fiscal 2013, we purchased a total of $15.5 million in debt securities which were classified as available-for-sale. These securities matured during the third quarter of fiscal 2014. No investments were held as of June 30, 2014.

The following is a summary of available-for-sale securities as of June 30, 2013 (in thousands):

	Amortized Cost	Unrealized gains (losses)	Fair Value (net)
US corporate debt securities	$15,477	$(94)	$15,383
Total available-for-sale	$15,477	$(94)	$15,383

We had no securities classified as held-to-maturity as of June 30, 2014 and 2013.

At each reporting date, the Company performs an evaluation of debt and equity securities to determine if the unrealized losses are other-than-temporary. As of June 30, 2013, no other-than-temporary losses have been recorded with regard to securities on hand as of June 30, 2013.

5. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of June 30, 2014 and 2013 include the following (in thousands):

	2014	2013
Accounts payable — trade and oil and gas exploration activities	$998	$22,208
Accounts payable — joint interest partner share of legal settlement	1,890	—
Accounts payable — legal costs	2,492	164
Accrued payroll	282	215
Accrued — Other	—	15
	$5,662	$22,602

6. INCOME TAXES

Federal Income taxes are not currently due since Hyperdynamics has had losses since inception. Components of deferred tax assets as of June 30, 2014 and 2013 are as follows (in thousands):

	2014	2013
Current deferred tax assets:
Other current deferred tax assets	$—	$162
Total current temporary differences	—	162
Less: valuation allowance	—	(162)
Net current deferred tax assets	$—	$—

Non-current deferred tax assets
Stock compensation	$2,276	$2,314
Property and Equipment	55	—
Oil and gas properties	16,277	20,244
Capital loss	167	143
Total non-current deferred tax assets	$18,775	$22,701
Non-current deferred tax liabilities
Property and Equipment	—	(21)
Net operating losses	31,943	28,006
	50,718	50,686
Less: valuation allowance	(50,718)	(50,686)
Net non-current deferred tax assets (liabilities)	$—	$—

Deferred tax assets have been fully reserved due to determination that it is more likely than not that the Company will not be able to realize the benefit from them.

Hyperdynamics has U.S. net operating loss carryforwards of approximately $103.8 million at June 30, 2014.  The U.S. net operating losses contain excess tax benefits related to stock compensation in the amount of $2.2 million which have not been included in the financial statements.

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

The Company underwent a restructuring during fiscal 2012 that removed approximately $13.2 million of net operating losses from the U.S. consolidated tax return.  It is unlikely that the entity where these net operating losses reside will ever generate U.S. taxable income sufficient to utilize any of these losses.  Due to the existence of the valuation allowance, it is not expected that any possible limitation will have an impact on the results of operations or financial position of the Company. The U.S. net operating loss carryforwards expire from 2019 to 2034.

The difference between the statutory tax rates and our effective tax rate is primarily due to the valuation allowance applied against our deferred tax assets generated by net operating losses. A reconciliation of the actual taxes to the U.S. statutory tax rate for the years ended June 30, 2014, 2013 and 2012 is as follows (in thousands):

	2014	2013	2012
Income tax (benefit) at the statutory federal rate (35%)	$(5,991)	$(6,461)	$(52,256)
Increase (decrease) resulting from nondeductible stock compensation	120	349	1,454)
Reduction of net operating losses related to excess tax benefits from non-qualifying stock options	—	(68)	854
Deemed taxable income not recognized for book purposes from Tullow carried well costs	—	12,950	—
Non-deductible capital loss	—	7,875	—
Reserve against US net operating loss upon transfer of the Concession to non-US tax jurisdiction	—	5,485	—
Foreign Rate Differential	5,619	1,268	—
Other, net	220	(1,052)	1,403
Change in valuation allowance	32	(20,346)	48,545
Net income tax expense	$—	$—	$—

The following table summarizes the activity related to our gross unrecognized tax benefits from July 1, 2011 to June 30, 2014 (in thousands):

Federal, State and Foreign Tax
(In thousands)
Balance at July 1, 2011	$5,485
Additions to tax positions related to the current year	—
Additions to tax positions related to prior years	—
Statute expirations	—
Balance at June 30, 2012	$5,485
Additions to tax positions related to the current year	—
Additions to tax positions related to prior years	—
Statute expirations	—
Balance at June 30, 2013	$5,485
Additions to tax positions related to the current year	—
Additions to tax positions related to prior years	—
Statute expirations	—
Balance at June 30, 2014	$5,485

The total unrecognized tax benefits that, if recognized, would affect our effective tax rate was $5,485 for the years ended June 30, 2014 and June 30, 2013 and $0 for the year ended June 30, 2012.

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

7. SHAREHOLDERS’ EQUITY

Common Stock issuances

Year ended June 30, 2014

For exercise of options:

There were no options exercised during the year ended June 30, 2014.

For exercise of warrants:

There were no warrants exercised during the year ended June 30, 2014.

Year ended June 30, 2013

For exercise of options:

During the year ended June 30, 2013, 95,000 options were exercised for cash at an exercise price of $3.92 for total gross proceeds of $0.4 million.

For exercise of warrants:

There were no warrants exercised during the year ended June 30, 2013.

Shares Issued in Severance Agreement:

On May 16, 2013, we issued 84,375 shares of our common stock with a fair value of $0.4 million to a former employee as part of a severance agreement. Sale of the shares was restricted for the first 6 months after which 37,500 of the shares issued were to be eligible to be sold. The remaining 46,875 shares were to become eligible to be sold 12 months from the date the shares were issued, however on November 13, 2013, the company and the former employee agreed to an indefinite stop order on the trading of all of these shares until a mutually agreed upon release date, if any.

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

8.  SHARE-BASED COMPENSATION

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

The 2010 Plan provides for the grants of shares of common stock, restricted stock or incentive stock options and/or nonqualified stock options to purchase our common stock to selected employees, directors, officers, agents, consultants, attorneys, vendors and advisors of ours’ or of any parent or subsidiary thereof. Shares of common stock, options, or restricted stock can only be granted under this plan within 10 years from the effective date of February 18, 2010. A maximum of 1,250,000 shares are issuable under the 2010 Plan and at June 30, 2014, 231,324 shares remained available for issuance.

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

Stock Options

The fair value of stock option awards is estimated using the Black-Scholes valuation model. For market based stock option awards, those options where vesting terms are dependent on achieving a specified stock price, the fair value was estimated using a Black-Scholes option pricing model with inputs adjusted for the probability of the vesting criteria being met and the median expected term for each grant as determined by utilizing a Monte Carlo simulation. Expected volatility is based solely on historical volatility of our common stock over the period commensurate with the expected term of the stock options. We rely solely on historical volatility as we do not have traded options. The expected term calculation for stock options is based on the simplified method as described in the Securities and Exchange Commission Staff Accounting Bulletin number 107. We use this method because we do not have sufficient historical information on exercise patterns to develop a model for expected term. The risk-free interest rate is based on the U. S. Treasury yield in effect at the time of grant for an instrument with a maturity that is commensurate with the expected term of the stock options. The dividend yield rate of zero is based on the fact that we have never paid cash dividends on our common stock and we do not expect to pay cash dividends on our common stock during the expected term of the options.

The following table provides information about options during the years ended June 30:

	2014	2013	2012
Number of options granted	372,086	247,197	534,182
Compensation expense recognized	$481,426	$2,615,498	$5,024,825
Compensation cost capitalized	—	809,309	1,745,344
Weighted average fair value of options outstanding	$5.88	$8.68	$16.72

The following table details the significant assumptions used to compute the fair market values of employee and director stock options granted during the years ended June 30:

	2014	2013	2012
Risk-free interest rate	0.08-0.95%	0.07-0.96%	0.11-0.91%
Dividend yield	0%	0%	0%
Volatility factor	74-125%	80-123%	105-129%
Expected life (years)	0.5-3.25	0.5-3.5	0.25-3.25

Summary information regarding employee stock options issued and outstanding under all plans as of June 30, 2014 is as follows:

	Options	Weighted Average Share Price	Aggregate intrinsic value	Weighted average remaining contractual life (years)
Outstanding at July 1, 2011	1,159,356	$14.80	$23,558,086	5.65
Granted	534,182	20.56
Exercised	(100,625)	6.64
Forfeited	(31,000)	44.08
Options outstanding at June 30, 2012	1,561,913	$16.72	$1,145,800	4.62
Granted	247,197	4.49
Exercised	(95,000)	3.92
Forfeited	(272,583)	25.66
Expired	(80,018)	24.61
Options outstanding at June 30, 2013	1,361,509	$13.12	$52,277	3.26
Granted	372,086	3.30
Exercised	—	—
Forfeited	(92,100)	18.78
Expired	(199,768)	23.66
Options outstanding at June 30, 2014	1,441,727	$8.76	$8,327	3.14
Options exercisable at June 30, 2014	762,498	$13.17	$8,439	2.74

Options outstanding and exercisable as of June 30, 2014

Exercise Price	Outstanding Number of Shares	Remaining Life	Exercisable Number of Shares
$1.92-4.00	299,108	1 year	149,107
$1.92-4.00	510,880	5 years	56,238
$4.01-10.00	81,425	1 year	81,425
$4.01-10.00	175,319	3 years	106,879
$4.01-10.00	57,687	6 years	53,625
$10.01-20.00	106,375	1 year	106,375
$10.01-20.00	32,500	6 years	31,250
$20.01-30.00	55,375	6 years	54,541
$30.01-40.00	45,620	2 years	45,620
$30.01-40.00	68,688	7 years	68,688
$40.01-50.00	8,750	7 years	8,750
	1,441,727		762,498

Options outstanding and exercisable as of June 30, 2013

Exercise Price	Outstanding Number of Shares	Remaining Life	Exercisable Number of Shares
$1.92 – 4.00	292,500	1 year	122,083
$1.92 – 4.00	174,071	5 years	6,250
$4.01-10.00	149,479	1 year	149,479
$4.01-10.00	190,684	4 years	46,270
$4.01-10.00	46,125	7 years	46,125
$10.01-15.00	106,375	1 year	106,375
$10.01-15.00	15,000	4 years	12,500
$15.01-20.00	20,000	7 years	18,333
$20.01-25.00	14,875	1 year	12,375
$20.01-25.00	17,875	7 years	17,875
$25.01-30.00	102,500	1 year	27,500
$25.01-30.00	33,750	7 years	28,333
$30.01-35.00	28,338	1 year	28,338
$30.01-35.00	38,125	3 years	19,063
$30.01-35.00	64,312	8 years	64,312
$35.01-40.00	44,375	3 years	28,125
$40.01-45.00	11,875	1 year	11,875
$40.01-45.00	11,250	7 years	11,250
	1,361,509		756,461

At June 30, 2014, there was $1.6 million of unrecognized compensation costs related to non-vested share based compensation arrangements granted to employees under the plans.

During 2014, a total of 204,970 options, with a weighted average grant date fair value of $12.33 per share, vested in accordance with the underlying agreements. Unvested options at June 30, 2014 totaled 679,234 with a weighted average grant date fair value of $2.21, an amortization period of two to three years and a weighted average remaining life of 3.58 years.

Restricted Stock

The fair value of restricted stock awards classified as equity awards is based on the Company’s stock price as of the date of grant. During the year ended June 30, 2014, we granted restricted stock awards with a fair value of $0.1 million or 21,030 shares. These awards do not grant any rights as a shareholder of the company until a certificate for the vested shares of common stock has been issued. There were no restricted stock awards issued in the year ended June 30, 2013. Summary information regarding employee and director restricted stock issued and outstanding under the 2010 Plan as of June 30, 2014 is as follows:

	Options	Weighted Average Grant Price
Balance at July 1, 2013	—	$—
Granted	21,030	4.12
Vested	—	—
Forfeited	—	—
Expired	—	—
Balance at June 30, 2014	21,030	$4.12
Vested at June 30, 2014	—	$—

Warrants

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

2012
Risk-free interest rate	0.15%
Dividend yield	0%
Volatility factor	105%
Expected life (months)	14

Summary information regarding common stock warrants issued and outstanding as of June 30, 2014 is as follows:

	Warrants	Weighted Average Share Price	Aggregate intrinsic value	Weighted average remaining contractual life(years)
Outstanding at year ended July 1, 2011	482,337	$10.08	$11,737,345	3.03
Granted	1,250,000	28.00
Exercised	(53,750)	7.20
Expired	—	—
Outstanding at year ended June 30, 2012	1,678,587	$23.52	$—	1.08
Granted	6,375	7.84
Exercised	—	—
Expired	(1,250,000)	28.00
Outstanding at year ended June 30, 2013	434,962	$10.40	$—	1.02
Granted	—	—
Exercised	—	—
Expired	(402,604)	10.28
Outstanding at year ended June 30, 2014	32,358	$11.69	$—	1.12

Warrants outstanding and exercisable as of June 30, 2014

Exercise Price	Outstanding Number of Shares	Remaining Life	Exercisable Number of Shares
$7.84	6,375	1 year	6,375
$12.64	25,983	1 year	25,983
	32,358		32,358

Warrants outstanding and exercisable as of June 30, 2013

Exercise Price	Outstanding Number of Shares	Remaining Life	Exercisable Number of Shares
$7.20	351,250	1 year	351,250
$7.84	7,729	1 year	7,729
$12.64	25,983	2 years	25,983
$32.00	50,000	1 year	50,000
	434,962		434,962

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

Shareholder Lawsuits

On April 2, 2012, a lawsuit styled as a class action was filed in the U.S. District Court for the Southern District of Texas against us and our chief executive officer alleging that we made false and misleading statements that artificially inflated our stock prices. The lawsuit alleges, among other things, that we misrepresented the prospects and progress of our drilling operations, including our drilling of the Sabu-1 well and plans to drill the Baraka-1 well off the coast of the Republic of Guinea.  The lawsuit seeks damages based on Sections 10(b) and 20 of the Securities Exchange Act of 1934, although the specific amount of damages is not specified. Although several lead plaintiffs were appointed by the Court and then withdrew from the matter, a lead plaintiff has now been appointed and a scheduling order governing briefing on a motion to dismiss has been entered by the Court.  On May 12, 2014, lead plaintiff filed his amended complaint, and defendants filed their motion to dismiss on July 11, 2014. On August 20, 2014, the lead plaintiff filed a response to our motion to dismiss. We have assessed the status of this matter and have concluded that an adverse judgment remains reasonably possible, but not probable. As a result, no provision has been made in the consolidated financial statements. Given the early stage of this dispute, we are unable to estimate a range of possible loss; however, in our opinion, the outcome of this dispute will not have a material effect on our financial condition and results of operations.

Beginning on March 13, 2014, several lawsuits styled as class actions were filed in the U.S. District Court for the Southern District of Texas against us and several officers of the Company alleging that we made false and misleading statements that artificially inflated our stock prices.  The lawsuits allege, among other things, that we misrepresented our compliance with the Foreign Corrupt Practices Act and anti-money laundering statutes and that we lacked adequate internal controls.  The lawsuits seek damages based on Sections 10(b) and 20 of the Securities Exchange Act of 1934, although the specific amount of damages is not specified. On May 12, 2014, a shareholder filed a motion for appointment as lead plaintiff, which remains pending. Also, on May 12, 2014, lead plaintiff in the April 2012 lawsuit described above filed a motion to consolidate the March 2014 cases with the earlier case. The parties await a ruling on the motion to consolidate.  In addition to these lawsuits, we have received demands from stockholders to inspect our books and records; however, no proceedings have been instituted. We have assessed the status of this matter and have concluded that an adverse judgment remains reasonably possible, but not probable. As a result, no provision has been made in the consolidated financial statements. Given the early stage of these disputes, we are unable to estimate a range of possible loss; however, in our opinion, the outcome of this dispute will not have a material effect on our financial condition and results of operations.

On May 6, 2014, a purported shareholder derivative petition was filed against all of our directors and our current and a former chief financial officer in the District Court of Harris County, Texas. The petition alleges breaches of their fiduciary duties, gross mismanagement, abuse of control, waste and unjust enrichment in connection with potential violations by us of the FCPA. The plaintiff seeks unspecified damages against these persons and does not request any damages from us. The plaintiff did not make a demand on our Board of Directors prior to filing the suit. Pursuant to an agreement between the parties, the plaintiff is scheduled to file an amended petition on September 16, 2014.

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

AGR Lawsuit and Settlement

On June 21, 2012, we filed suit against AGR following unsuccessful negotiations to address the cost overruns associated with the Sabu-1 well drilled off the coast of the Republic of Guinea. The suit was filed in London, England in the High Court of Justice, Queen’s Bench Division, Technology and Construction Court to recover damages and other relief from AGR for claims of mismanagement of the drilling of the Sabu-1 well and various breaches of contract that resulted in the cost overruns. AGR denied our claims and asserted aa counterclaim for $22.2 million for alleged unpaid amounts on the Sabu-1 drilling project, and seeking other unspecified damages and relief, including damages for loss of management time and associated expenses, a full indemnity for a claim brought by Jasper against AGR, and interest on any damages awarded. At a hearing on May 24, 2013, the Court consolidated this matter with a pending matter between Jasper Drilling Private Limited, the owner of the Jasper Explorer drilling rig, and AGR, and established a pretrial schedule contemplating one trial for both matters in June 2014.

On May 16, 2014 we reached a settlement of this litigation resulted in the release to us of $17.7 million of the $19.2 million in long term restricted cash then held in escrow, and the release to AGR of $6.8 million in excess drilling equipment as part of the settlement. Our claims and the counterclaims of AGR were released, and the litigation has been terminated. The net proceeds to us were approximately $15.8 million, after reconciliation of the joint interest account with Dana Petroleum, the other working interest holder during the drilling.

Foreign Corrupt Practices Act Investigations

In September 2013, we received a subpoena from the United States Department of Justice and in January 2014 we received a subpoena from the United States Securities and Exchange Commission for the production of documents relating to our business in Guinea. We understand that they are investigating whether our activities in obtaining and retaining the Concession rights and our relationships with charitable organizations potentially violate the U.S. Foreign Corrupt Practices Act or U.S. anti-money laundering statutes. We have retained legal counsel to represent us in these matters, and we are cooperating fully with the government.

If violations of the FCPA occurred, we could be subject to fines, civil and criminal penalties, equitable remedies, and injunctive relief.  We could also face fines, sanctions and other penalties from authorities in other jurisdictions that could affect our ability to conduct business operations in those jurisdictions. In addition, disclosure and the pendency of the investigation could adversely affect our reputation and our ability to obtain new business or retain existing business or implement our business plan, to attract and retain employees and to access the capital markets. No amounts have been accrued related to any potential fines, sanctions or other penalties. We cannot currently predict what, if any, actions may be taken by the DOJ, the SEC, the applicable government or other authorities or the effect the actions may have on our results of operations, financial condition, on our financial statements or on our business in Guinea and other jurisdictions. We are unable to predict when the investigations will be completed, what outcome will result or what total costs we will incur in the course of the investigations. We incurred approximately $7.5 million in legal and other professional fees associated with the FCPA investigations in the year ended June 30, 2014, and it is likely that we will continue to incur significant expenses in the year ending June 30, 2015.

COMMITMENTS AND CONTINGENCIES

Operating Leases

We lease office space under long-term operating leases with varying terms. Most of the operating leases contain renewal and purchase options. We expect that in the normal course of business, the majority of operating leases will be renewed or replaced by other leases.

The following is a schedule by years of minimum future rental payments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of June 30, 2014 (in thousands):

Years ending June 30:
2015	328
2016	386
2017	392
2018	399
2019 and thereafter	715
Total minimum payments required	$2,220

Rent expense included in net loss from operations for the years ended June 30, 2014, 2013, and 2012 was $0.3 million, $0.4 million and $0.5 million, respectively.

10. QUARTERLY RESULTS (UNAUDITED)

Shown below are selected unaudited quarter data for the years ended June 30, 2014 and 2013 (in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2014:
Depreciation	$110	$111	$97	$82
General, administrative and other operating	4,368	8,262	8,095	6,732
Gain on legal settlement	—	—	—	(10,734)
Gain (Loss) from operations	(4,478)	(8,373)	(8,192)	3,920
Net income (loss)	(4,454)	(8,353)	(8,235)	3,925
Basic and diluted income (loss) per common share:	$(0.21)	$(0.40)	$(0.39)	$0.19

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2013:
Depreciation	$183	$176	$152	$119
General, administrative and other operating	5,570	4,890	2,650	4,364
Full-Cost ceiling test write-down	441	—	—	—
Loss from operations	(6,194)	(5,066)	(2,802)	(4,483)
Net loss	(6,190)	(5,064)	(2,798)	(4,409)
Basic and diluted loss per common share:	$(0.30)	$(0.24)	$(0.13)	$(0.21)

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

11. SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED)

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

Capitalized Costs Related to Oil and Gas Activities

Aggregate capitalized costs relating to our crude oil and natural gas producing activities, including asset retirement costs and related accumulated depreciation, depletion & amortization are shown below (in thousands):

	United	Republic of
	States	Guinea	Total
June 30, 2014
Unproved properties	$—	$14,259	$14,259
Proved properties	—	—	—
	—	14,259	14,259
Less accumulated DD&A	—	—	—
Net capitalized costs	$—	$14,259	$14,259

June 30, 2013
Unproved properties	$—	$21,174	$21,174
Proved properties	—	—	—
	—	21,174	21,174
Less accumulated DD&A	—	—	—
Net capitalized costs	$—	$21,174	$21,174

June 30, 2012
Unproved properties	$—	$39,278	$39,278
Proved properties	—	—	—
	—	39,278	39,278
Less accumulated DD&A	—	—	—
Net capitalized costs	$—	$39,278	$39,278

Costs Incurred in Oil and Gas Activities

Costs incurred in connection with our crude oil and natural gas acquisition, exploration and development activities are shown below (in thousands):

	United	Republic of
	States	Guinea	Total
June 30, 2014
Property acquisition:
Unproved	$—	$—	$—
Exploration	—	(6,586)	(6,586)
Development	—	—	—
Total costs incurred	$	$(6,586)	$(6,586)

June 30, 2013
Property acquisition:
Unproved	$—	$441	$441
Exploration	—	5,381	5,381
Development	—	—	—
Total costs incurred	$	$5,822	$5,822

June 30, 2012
Property acquisition:
Unproved	$—	$90,834	$90,834
Exploration	—	28,556	28,556
Development	—	—	—
Total costs incurred	$—	$119,390	$119,390

During the year ended June 30, 2014, we incurred $0.2 million of exploration costs. Additionally, during the year ended June 30, 2014, our oil and gas property balance decreased by $6.8 million after reaching a lawsuit settlement with AGR that resulted in the release to AGR of excess drilling equipment and the release to us of $17.7 million of previously escrowed cash.

Proved Reserves

We do not hold any proved reserves as of June 30, 2014 and 2013.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On March 26, 2014, we were notified by our then independent registered public accounting firm, Deloitte & Touche LLP (“Deloitte”) that it did not wish to stand for re-election. Upon completion of Deloitte’s review of our interim condensed consolidated financial information as of and for the three and nine month periods ended March 31, 2014, Deloitte resigned as our independent registered public accounting firm.

The reports of Deloitte on our consolidated financial statements for the years ended June 30, 2013 and 2012 contained no adverse opinion or disclaimer of opinion, and such reports were not qualified or modified as to uncertainty, audit scope or accounting principles. However, as previously reported in our Form 10-K for the year ended June 30, 2012, Deloitte’s report expressed an adverse opinion on our internal control over financial reporting as of June 30, 2012 because of a material weakness related to oversight and review of financial information in the area of income taxes.

The Audit Committee of our Board of Directors discussed the subject matter of the material weakness with Deloitte. We authorized Deloitte to respond fully to inquiries of our new accounting firm concerning the subject matter of the material weakness reported in Deloitte’s report as of June 30, 2012. Deloitte’s report as of June 30, 2013 included an unqualified opinion on our internal control over financial reporting.

During the years ended June 30, 2013 and 2012, and the subsequent interim periods, there were no disagreements between us and Deloitte on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Deloitte’s satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its reports on our consolidated financial statements for such years.

On April 1, 2014, the Audit Committee of our Board of Directors engaged Hein & Associates LLP (“Hein”) as our independent registered public accounting firm to audit our financial statements for the year ending June 30, 2014. Hein’s engagement was effective immediately after Deloitte’s resignation, which occurred after completion of Deloitte’s review of our interim condensed consolidated financial information as of and for the three and nine month periods ended March 31, 2014.  During the years ended June 30, 2013 and 2012 and subsequent interim periods, neither us nor anyone on our behalf consulted with Hein regarding (a) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, and neither a written report nor oral advice was provided to us that Hein concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue; or (b) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K).

During the year ended June 30, 2014, there were no disagreements between us and Hein on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Hein’s satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its reports on our consolidated financial statements for such year.

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

Our management is responsible for establishing and monitoring internal control over financial reporting. Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2014. In making this assessment, management used the criteria for internal control over financial reporting described in Internal Control — Integrated Framework (1992) by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operating effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of the Company’s Board of Directors. Based on this assessment, management has concluded that, as of June 30, 2014, the Company’s internal control over financial reporting was effective.

Item 9B. Other Information.

None.

PART III

Item 10.                                                  Directors, Executive Officers and Corporate Governance.

The information required by this item will be included in our proxy statement for the 2014 Annual Meeting of Stockholders and is incorporated herein by reference thereto.

Item 11.                                                  Executive Compensation.

The information required by this item will be included in our proxy statement for the 2014 Annual Meeting of Stockholders and is incorporated herein by reference thereto.

Item 12.                                                  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be included in our proxy statement for the 2014 Annual Meeting of Stockholders and is incorporated herein by reference thereto.

Item 13.                                                  Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be included in our proxy statement for the 2014 Annual Meeting of Stockholders and is incorporated herein by reference thereto.

Item 14.                                                  Principal Accounting Fees and Services

The information required by this item will be included in our proxy statement for the 2014 Annual Meeting of Stockholders and is incorporated herein by reference thereto.

Part IV

Item 15. Exhibits, Financial Statement Schedules

(A)

Exhibit Number	Description

3.1.1	Certificate of Incorporation (1)

3.1.2	Certificate of Amendment of Certificate of Incorporation, dated January 21, 1997 (1)

3.1.3	Certificate of Amendment of Certificate of Incorporation, dated September 20, 1999 (1)

3.1.4	Certificate of Amendment of Certificate of Incorporation, dated December 22, 2003 (1)

3.1.5	Certificate of Amendment of Certificate of Incorporation, dated March 11, 2011 (2)

3.1.6	Certificate of Amendment of Certificate of Incorporation, dated June 28, 2013 (19)

3.1.7	Series B Certificate of Designation (4)

3.2	Amended and Restated By-laws (16)

4.1	Form of Common Stock Certificate (3)

4.2	Form of Common Stock Purchase Warrant issued to investors on February 2, 2012 (18)

10.1	Hydrocarbon Production Sharing Contract (PSA) between SCS Corporation and the Republic of Guinea, dated September 22, 2006 (5)

10.2	Amendment No. 1 to the Hydrocarbons Production Sharing Contract between SCS Corporation and the Republic of Guinea, dated March 25, 2010 (8)

10.3*	Amended and Restated Employment Agreement between Hyperdynamics and Ray Leonard, effective as of July 23, 2012 (6)

10.4	Sale and Purchase Agreement between Hyperdynamics Corporation and Dana Petroleum (E&P) Limited, effective as of December 4, 2009 (9)

10.5	Operating Agreement between SCS Corporation and Dana Petroleum (E&P) Limited, dated January 28, 2010 (13)

10.6*	2010 Equity Incentive Plan as amended (11)

10.7*	Form of Incentive Stock Option Agreement (7)

10.8*	Form of Non-Qualified Stock Option Agreement (7)

10.9*	Form of Restricted Stock Agreement (7)

10.10	Contract Number: AGR/C105/10 between SCS Corporation and AGR Peak Well Management Limited for Provision of Well Construction Management Services, including LOGIC General Conditions as Appendix I (10)

10.11	Agreement for the Supply of Marine Seismic Data Application and Processing Services, dated September 20, 2011 between SCS Corporation and CGG Veritas Services SA (16)

10.12	Form of Securities Purchase Agreement, dated January 30, 2012, between Hyperdynamics Corporation and investors in the offering (17)

10.13	Placement Agency Agreement, dated January 30, 2012, by and between Hyperdynamics Corporation and Rodman & Renshaw, LLC (17)

10.14	Purchase and Sale Agreement between SCS Corporation Ltd. and Tullow Guinea Ltd., dated November 20, 2012. (12)

10.15

Joint Operating Agreement Novation and Amendment Agreement relating to the Operating Agreement for the Hydrocarbon Production Sharing Contract, offshore Guinea, between SCS Corporation Ltd., Dana Petroleum E&P Limited, and Tullow Guinea Ltd. dated December 31, 2012. (14)

10.16	Parent Company Guarantee between Tullow Oil plc and SCS Corporation Ltd., dated December 31, 2012 (14)

10.17	Retention Bonus Agreement between Hyperdynamics and Paolo Amoruso, dated June 30, 2014 (19)

10.18**	Settlement Deed between Hyperdynamics Corporation, SCS Corporation Ltd., AGR Well Management Ltd, and Jasper Drilling Private Ltd dated May 16, 2014.

14.1	Code of Ethics (1)

21.1**	Subsidiaries of the Registrant

23.1**	Consent of Deloitte & Touche LLP

23.2**	Consent of Hein & Associates LLP

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

101.INS	XBRL Instance Document (20)

101.SCH	XBRL Taxonomy Extension Schema Document (20)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (20)

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document (20)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (20)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (20)

*	Management contracts or compensatory plans or arrangements.
**	Filed herewith.
(1)	Incorporated by reference to Form 10-K filed September 11, 2013.
(2)	Incorporated by reference to Schedule 14A filed January 11, 2011 and filed herewith.
(3)	Incorporated by reference to Form S-1 filed January 12, 2006, as amended.
(4)	Incorporated by reference to Form 8-K filed June 15, 2001.
(5)	Incorporated by reference to Form 8-K filed September 28, 2006.
(6)	Incorporated by reference to Form 10-K filed on September 13, 2012.
(7)	Incorporated by reference to Form S-8 filed June 14, 2010.
(8)	Incorporated by reference to Form 8-K, dated March 31, 2010.
(9)	Incorporated by reference to Form 8-K, filed December 7, 2009.
(10)	Incorporated by reference to Form 8-K filed December 6, 2010.
(11)	Incorporated by reference to Form 8-K filed November 6, 2012.
(12)	Incorporated by reference to Form 8-K filed November 21, 2012.
(13)	Incorporated by reference to Form 8-K, dated January 29, 2010.
(14)	Incorporated by reference to Form 8-K filed January 7, 2013.
(15)	Incorporated by reference to Form 8-K filed on December 28, 2011.
(16)	Incorporated by reference to Form 8-K filed on September 23, 2011
(17)	Incorporated by reference to Form 8-K filed on February 1, 2012.
(18)	Incorporated by reference to Form 8-K filed on June 28, 2013.
(19)	Incorporated by reference to Form 8-K filed on July 1, 2013.
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

HYPERDYNAMICS CORPORATION

September 12, 2014	/s/ Ray Leonard
Ray Leonard
President, CEO and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

September 12, 2014	/s/ Robert A. Solberg
Robert A. Solberg
Non-Executive Chairman and Director

September 12, 2014	/s/ Ray Leonard
Ray Leonard
President, CEO and Director

September 12, 2014	/s/ William Strange
William Strange
Director

September 12, 2014	/s/ Fred Zeidman
Fred Zeidman
Director

September 12, 2014	/s/ David Owen
David Owen
Director

September 12, 2014	/s/ Herman Cohen
Herman Cohen
Director

September 12, 2014	/s/ Ian Norbury
Ian Norbury
Director

September 12, 2014	/s/ David Wesson
David Wesson
Vice President and Chief Financial and Accounting Officer

Exhibit Index

Exhibit Number	Description

3.1.1	Certificate of Incorporation (1)

3.1.2	Certificate of Amendment of Certificate of Incorporation, dated January 21, 1997 (1)

3.1.3	Certificate of Amendment of Certificate of Incorporation, dated September 20, 1999 (1)

3.1.4	Certificate of Amendment of Certificate of Incorporation, dated December 22, 2003 (1)

3.1.5	Certificate of Amendment of Certificate of Incorporation, dated March 11, 2011 (2)

3.1.6	Certificate of Amendment of Certificate of Incorporation, dated June 28, 2013 (19)

3.1.7	Series B Certificate of Designation (4)

3.2	Amended and Restated By-laws (16)

4.1	Form of Common Stock Certificate (3)

4.2	Form of Common Stock Purchase Warrant issued to investors on February 2, 2012 (18)

10.1	Hydrocarbon Production Sharing Contract (PSA) between SCS Corporation and the Republic of Guinea, dated September 22, 2006 (5)

10.2	Amendment No. 1 to the Hydrocarbons Production Sharing Contract between SCS Corporation and the Republic of Guinea, dated March 25, 2010 (8)

10.3*	Amended and Restated Employment Agreement between Hyperdynamics and Ray Leonard, effective as of July 23, 2012 (6)

10.4	Sale and Purchase Agreement between Hyperdynamics Corporation and Dana Petroleum (E&P) Limited, effective as of December 4, 2009 (9)

10.5	Operating Agreement between SCS Corporation and Dana Petroleum (E&P) Limited, dated January 28, 2010 (13)

10.6*	2010 Equity Incentive Plan as amended (11)

10.7*	Form of Incentive Stock Option Agreement (7)

10.8*	Form of Non-Qualified Stock Option Agreement (7)

10.9*	Form of Restricted Stock Agreement (7)

10.10	Contract Number: AGR/C105/10 between SCS Corporation and AGR Peak Well Management Limited for Provision of Well Construction Management Services, including LOGIC General Conditions as Appendix I (10)

10.11	Agreement for the Supply of Marine Seismic Data Application and Processing Services, dated September 20, 2011 between SCS Corporation and CGG Veritas Services SA (16)

10.12	Form of Securities Purchase Agreement, dated January 30, 2012, between Hyperdynamics Corporation and investors in the offering (17)

10.13	Placement Agency Agreement, dated January 30, 2012, by and between Hyperdynamics Corporation and Rodman & Renshaw, LLC (17)

10.14	Purchase and Sale Agreement between SCS Corporation Ltd. and Tullow Guinea Ltd., dated November 20, 2012. (12)

10.15

Joint Operating Agreement Novation and Amendment Agreement relating to the Operating Agreement for the Hydrocarbon Production Sharing Contract, offshore Guinea, between SCS Corporation Ltd., Dana Petroleum E&P Limited, and Tullow Guinea Ltd. dated December 31, 2012. (14)

10.16	Parent Company Guarantee between Tullow Oil plc and SCS Corporation Ltd., dated December 31, 2012 (14)

10.17	Retention Bonus Agreement between Hyperdynamics and Paolo Amoruso, dated June 30, 2014 (19)

10.18**	Settlement Deed between Hyperdynamics Corporation, SCS Corporation Ltd., AGR Well Management Ltd, and Jasper Drilling Private Ltd dated May 16, 2014.

14.1	Code of Ethics (1)

21.1**	Subsidiaries of the Registrant

23.1**	Consent of Deloitte & Touche LLP

23.2**	Consent of Hein & Associates LLP

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

101.INS	XBRL Instance Document (20)

101.SCH	XBRL Taxonomy Extension Schema Document (20)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (20)

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document (20)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (20)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (20)

*	Management contracts or compensatory plans or arrangements.
**	Filed herewith.
(1)	Incorporated by reference to Form 10-K filed September 11, 2013.
(2)	Incorporated by reference to Schedule 14A filed January 11, 2011 and filed herewith.
(3)	Incorporated by reference to Form S-1 filed January 12, 2006, as amended.
(4)	Incorporated by reference to Form 8-K filed June 15, 2001.
(5)	Incorporated by reference to Form 8-K filed September 28, 2006.
(6)	Incorporated by reference to Form 10-K filed on September 13, 2012.
(7)	Incorporated by reference to Form S-8 filed June 14, 2010.
(8)	Incorporated by reference to Form 8-K, dated March 31, 2010.
(9)	Incorporated by reference to Form 8-K, filed December 7, 2009.
(10)	Incorporated by reference to Form 8-K filed December 6, 2010.
(11)	Incorporated by reference to Form 8-K filed November 6, 2012.
(12)	Incorporated by reference to Form 8-K filed November 21, 2012.
(13)	Incorporated by reference to Form 8-K, dated January 29, 2010.
(14)	Incorporated by reference to Form 8-K filed January 7, 2013.
(15)	Incorporated by reference to Form 8-K filed on December 28, 2011.
(16)	Incorporated by reference to Form 8-K filed on September 23, 2011
(17)	Incorporated by reference to Form 8-K filed on February 1, 2012.
(18)	Incorporated by reference to Form 8-K filed on June 28, 2013.
(19)	Incorporated by reference to Form 8-K filed on July 1, 2014.
(20)

Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, and is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended and otherwise is not subject to liability under these sections.