Form 10-K/A
period 2014-06-30
HYPERDYNAMICS CORP
filed 2014-10-28
CIK 937136

Use these links to rapidly review the document

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes    ☐ No

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge , in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act) ☐ Yes    ☒ No

         As of December 31, 2013, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $85,659,625 based on the closing sale price as reported on the NYSE. We had 21,046,591 shares of common stock outstanding on October 22, 2014.

EXPLANATORY NOTE

        Hyperdynamics Corporation (the "Company," "we," "us" or "our") is filing this Amendment No. 1 on Form 10-K/A (this "Amendment") to amend its Annual Report on Form 10-K for the year ended June 30, 2014, filed with the SEC on September 12, 2014 (the "Original Form 10-K").

        This Amendment is being filed to amend the Original Form 10-K to include the information required by Items 10 through 14 of Part III of Form 10-K. The Company is also updating its list of exhibits in Item 15 of this report to include the certifications specified in Rule 13a-14(a) under the Securities Exchange Act of 1934 required to be filed with this Amendment. Except for (i) the addition of the Part III information and (ii) the filing of related updated certifications, no other changes have been made to the Original Form 10-K. Except as described above, this Amendment does not reflect events occurring after the filing of the Original Form 10-K or modify or update those disclosures as affected by subsequent events.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

Board of Directors

        The following table sets forth the name, age, and positions and offices with us of each of our Directors as of the date of this Amendment. Each of their current terms as our directors expires at the Annual Meeting. There is no family relationship between or among any of the Directors and our Executive Officers. Board of Directors vacancies are filled by a majority vote of the Board of Directors. Our Board has an Audit Committee, a Compensation Committee, a Nominating and Corporate Governance Committee, a Government Relations Committee, and a Technical Committee.

Name	Position	Age
Ray Leonard	Director, CEO and President	61
Robert A. Solberg*	Director and Non-Executive Chairman	68
Herman Cohen*	Director	82
William O. Strange*	Director	71
Fred Zeidman*	Director	68
Ian Norbury*	Director	63

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

        In addition to the professional and education background and experience described above, the following experience, qualifications, attributes and/or skills led the Board of Directors to conclude that Mr. Leonard should serve as a director:

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

        Robert A. Solberg was appointed to the Board of Directors in August 2009 and serves as non-executive Chairman of the Board of Directors. He was the president of Texaco Inc.'s Worldwide Development division from 1998 until his retirement in 2002. Prior to 1998, Mr. Solberg held senior management positions at Texaco, Inc. for operations in the U.S., the Middle East, Asia, Latin America, West Africa, and Europe. Mr. Solberg retired in July 2010 after serving as a director and the non-executive chairman of Scorpion Offshore, an offshore drilling company that was traded on the Oslo, Norway stock exchange. Mr. Solberg is also a director and equity participant in JDR Cables Ltd, a privately owned company which supplies custom subsea connection equipment and power cables.

Mr. Solberg is a licensed petroleum engineer, and he holds a B.S Degree in Civil Engineering—University of North Dakota (1969).

        In addition to the professional and education background and experience described above, the following experience, qualifications, attributes and/or skills led the Board of Directors to conclude that Mr. Solberg should serve as a director:

        Leadership Experience—Mr. Solberg has held various key executive positions with public companies such as the president of Texaco Inc.'s Worldwide Development division and the chairman of Scorpion Offshore.

        Industry Experience—Mr. Solberg has worked in the Oil & Gas industry his entire career in various Exploration and Production companies.

        Herman Cohen was appointed to the Board of Directors in July 2009. Mr. Cohen has been the owner of Cohen & Woods International since 1998. At Cohen & Woods International, Mr. Cohen specializes in providing strategic planning services to African governments and companies doing business in Africa. Mr. Cohen also served as a Senior Advisor to the Global Coalition for Africa from 1993 to 1998 under contract to the World Bank. Previous to his position at the World Bank, Mr. Cohen served in the U.S. Foreign Service from 1955 to 1993. During his diplomatic career, Mr. Cohen served as the U.S. Ambassador to Senegal and Gambia from 1977 to 1980, and from 1989 to 1993 Mr. Cohen served as assistant secretary of state for African Affairs under President George H.W. Bush.

        In addition to the professional and education background and experience described above, the following experience, qualifications, attributes and/or skills led the Board of Directors to conclude that Mr. Cohen should serve as a director:

        Leadership Experience—As reflected above, Mr. Cohen has held numerous positions within the U.S. Government of significant responsibility including, among others, the American Ambassador to Senegal and the U.S. assistant secretary of state for African Affairs.

        William O. Strange was appointed to the Board of Directors in November 2010. Mr. Strange was an audit partner with Deloitte & Touche LLP prior to his retirement in May 2005. He joined the international accounting firm in 1964 and became a partner in 1976. During his 41 years with Deloitte & Touche LLP he specialized in audits of SEC registrants for a variety of publicly traded energy clients in exploration and production, petrochemicals, pipelines, and oil services. Since 2005 he has been engaged in independent financial and accounting consulting services. Mr. Strange is a graduate of the University of Oklahoma and lives in Houston. He is on the Audit Committee of the Presbytery of the New Covenant, the governing body for Presbyterian Churches in the Gulf Coast area. He has served as the President of the Petroleum Club of Houston and as a member of the Major Cases Committee of the Texas State Board of Public Accountancy. In January 2014, he was elected Treasurer of Habitat for Humanity Northwest Harris County.

        In addition to the professional and education background and experience described above, the following experience, qualifications, attributes and/or skills led the Board of Directors to conclude that Mr. Strange should serve as a director:

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

        Fred Zeidman was appointed to our Board of Directors in December 2009. Mr. Zeidman was a director from August 2008 to September 2011 for SulphCo Inc., a publicly traded crude oil field technology oil service company. In March 2008, Mr. Zeidman was appointed the Interim President of Nova Biosource Fuels, Inc. ("Nova"), a publicly traded biodiesel technology company, and served in that position until the company's acquisition in November 2009 and as a Nova director since June 2007. From August 2009 through November 2009, Mr. Zeidman was appointed Chief Restructuring Officer for Transmeridian Exploration, Inc. and served in that position until its sale in November 2009. Mr. Zeidman has been Bankruptcy Trustee of AremisSoft Corp since 2004. Mr. Zeidman currently serves as Chairman Emeritus of the University of Texas Health Science System Houston, he serves as interim Chief Financial Officer of the Texas Heart Institute, and on the Board of the Memorial Hermann System. Mr. Zeidman is Chairman of the Board of Petroflow Energy and a Director of Lucas Energy Inc., Straight Path Communications Inc. and Petro River Oil. Mr. Zeidman served as Chairman of the United States Holocaust Memorial Council from March 2002 through September 2010. Mr. Zeidman was on the board of Compact Power, Inc., an energy storage systems company from November 2007 to November 2009. Mr. Zeidman has served on the board of Prosperity Bank for 27 years. He also served as CEO, President and Chairman of the Board of Seitel Inc., an oil field services company, from June 2002 until its sale in February 2007. Mr. Zeidman served as a Managing Director of the law firm Greenberg Traurig, LLP from July 2003 to December 2008.

        In addition to the professional and education background and experience described above, the following experience, qualifications, attributes and/or skills led the Board of Directors to conclude that Mr. Zeidman should serve as a director:

        Leadership Experience—Mr. Zeidman has served in numerous roles of executive and directorship responsibility including serving on the board of Prosperity Bank for 27 years and acting as Chairman of the United States Holocaust Memorial Council.

        Financial Experience—Mr. Zeidman has a Masters in Business Administration degree and was the Chief Restructuring Officer for Transmeridian Exploration.

        Ian Norbury joined the Board of Directors in January 2013. Mr. Norbury is a Director of Hannon Westwood, a U.K. firm providing consultancy services for the oil and gas industry. Prior to joining Hannon Westwood in 2003, Mr. Norbury held various positions with Amerada Hess International since 1985, most recently as Executive Manager, Exploration with responsibility for worldwide exploration performance, including West Africa. He previously held senior geologist positions with Conoco and Amoco. Mr. Norbury earned his BSC in Geology and Geography at the University of London.

        In addition to the professional and education background and experience described above, the following experience, qualifications, attributes and/or skills led the Board to conclude that Mr. Norbury should serve as a director:

        Leadership Experience—Mr. Norbury has held various key executive positions such as the executive manager of exploration at Amerada Hess International.

        Industry Experience—Mr. Norbury has worked in the Oil & Gas industry his entire career in various Exploration and Production companies.

Executive officers

        Jason D. Davis, 42, became our Chief Financial Officer, Principal Accounting Officer and Corporate Secretary in July 2009. In August 2010, Mr. Davis stepped down as the Chief Financial Officer and in June 2013 relinquished the position of Corporate Secretary. He currently serves as the Vice President of Finance and Treasurer. Mr. Davis is a licensed certified public accountant and has served in various financial positions for several companies including the Assistant Controller at Isolagen, Inc. (AMEX: ILE) from March 2004 to August 2005, the Manager of SEC Reporting at Texas Genco, LLC from August 2005 to June 2006, and the Controller at Particle Drilling Technologies, Inc.

(PDRT.PK) from June 2006 to June 2009. Mr. Davis also served as the interim Chief Financial Officer for Particle Drilling Technologies, Inc. from January 2009 to June 2009. Mr. Davis was an accountant with Deloitte & Touche LLP after obtaining his BBA in Accountancy and Taxation from the University of Houston in 1997 until 2003.

        David Wesson, 55, became our Vice President and Chief Financial Officer on January 1, 2014. Mr. Wesson previously served as our Controller and Principal Accounting Officer from 2010 through January 2014. On August 1, 2014, effective with the resignation of Chris DePue, he again assumed the role of Principal Accounting Officer, in addition to serving as Chief Financial Officer. From 1988 to 2009, he was employed by Swift Energy Company, serving as Controller from 2001 to 2009. He previously worked at Tenneco Oil Company as a Senior Accountant/Financial Analyst. Mr. Wesson received a BBA in Accounting from Texas Tech University. He is a licensed Certified Public Accountant.

        Paolo Amoruso, 44, became our Vice President of Commercial and Legal Affairs in July 2011 and Corporate Secretary in June 2013. From June 2010, to July 2011, Mr. Amoruso served as our Director of Commercial and Legal Affairs. From 2003 to 2010, Mr. Amoruso was employed by Devon Energy Corporation, serving as Tax Counsel and then Assistant General Counsel for the International Division. He previously worked at Shell Oil Company as Tax Counsel beginning in 1998. Mr. Amoruso holds an LL.M. in Taxation from the New York University School of Law, a Juris Doctorate, Masters in Business Administration, and a B.S. in Economics from the University of Houston. He is licensed to practice law in the State of Texas.

        Christopher DePue, our former Controller and Principal Accounting Officer, resigned his positions with us and our subsidiaries, effective August 1, 2014.

Shareholder Communications

        Stockholders and others who wish to communicate with the Board or any particular Director, including the Independent Director presiding over executive session meetings of Independent Directors, or with any executive officer of the Company, may do so by writing to Paolo Amoruso, Secretary, 12012 Wickchester Lane, Suite 475, Houston, Texas 77079.

        All such correspondence is reviewed by the Secretary's office, which logs the material for tracking purposes. The Board has asked the Secretary's office to forward to the appropriate Director(s) all correspondence, except for personal grievances, items unrelated to the functions of the Board, business solicitations, advertisements and materials that are profane.

        In order for a stockholder business proposal or nomination for director to be properly brought before an annual meeting of stockholders, the stockholder must have delivered a notice to the Secretary at the principal executive offices of the Company not earlier than the close of business 120 days prior to the one-year anniversary of the prior Annual Meeting, and not later than the 90th day prior to the one-year anniversary of the last Annual Meeting; provided, however, that in the event that the date of the next annual meeting is more than 30 days before or more than 60 days after the one-year anniversary of this Annual Meeting, notice by the stockholder must be so delivered not earlier than the close of business on the 120th day prior to the date of the next annual meeting and not later than the close of business on the later of the 90th day prior to the date of the next annual meeting or, if the first public announcement of the date of the next annual meeting is less than 100 days prior to the date of the next annual meeting, the 10th day following the day on which public announcement of the date of the next meeting is first made by the Company. If the number of directors to be elected to the Board is increased effective after the time period for which nominations would otherwise be due pursuant to the Amended and Restated Bylaws, and there is no public announcement by the Company naming the nominees for the additional directorships by 100 days prior to the one-year anniversary of the last Annual Meeting, the stockholder's notice will be considered timely, but only with respect to nominees for any new positions created by such increase, if it is be delivered as described above not later than the close of business on the 10th day following the day on which such public announcement is first made by the Company. Stockholders submitting a notice of a proposal must also comply with all applicable requirements of the Exchange Act and the rules and regulations thereunder, as well as with the requirements of the Company's Amended and Restated Bylaws.

Board Meetings During Fiscal Year 2014

        The Board of Directors held eleven meetings during the fiscal year ended June 30, 2014.

Board Committees

Committee Assignments

        The table below reflects the composition of the committees of the Board.

Name of Director	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee	Government Relations Committee	Technical Committee
Robert A. Solberg*	Member	Chairman	Chairman		Member
William O. Strange	Chairman	Member	Member
Ray Leonard				Member	Member
Fred Zeidman	Member	Member	Member	Member
Herman Cohen		Member	Member	Member
Ian Norbury			Member	Member	Chairman

*
Chairman of the Board.

        The Audit Committee of the Company reviews the adequacy of systems and procedures for preparing the financial statements and the suitability of internal financial controls. The Audit Committee also reviews and approves the scope and performance of the Company's independent registered public accounting firm. Messrs. Zeidman, Solberg, and Strange are the members of the Audit Committee. All committee members are independent. Mr. Strange is the chairman of the Audit Committee and a financial expert based on his experience as an audit partner at Deloitte & Touche LLP. The Audit Committee has a written charter, which is available at the Company's website at www.hyperdynamics.com. The Audit Committee reviews and assesses the adequacy of the Audit Committee charter annually. During the year ended June 30, 2014, the Audit Committee met four times.

        The members of our Compensation Committee are Messrs. Cohen, Solberg, Zeidman, and Strange. Mr. Solberg is the chairman of the Compensation Committee. All committee members are independent. During the year ended June 30, 2014, the Compensation Committee met three times. The Compensation Committee has a written charter, which is available at the Company's website at www.hyperdynamics.com.

        The Compensation Committee reviews the performance of the Company's executive personnel and develops and makes recommendations to the Board of Directors with respect to executive compensation policies. The Compensation Committee is empowered by the Board of Directors to establish and administer the executive compensation programs of the Company. The details of the processes and procedures for the consideration and determination of executive and director compensation are described in the section entitled "Executive Compensation—Compensation Discussion and Analysis." The objectives of the Compensation Committee are to attract and retain key individuals who are important to the continued success of Hyperdynamics and to provide strong financial incentives, at reasonable cost to stockholders, for senior management to enhance the value of the stockholders' investment.

        The members of our Nominating and Corporate Governance Committee are Messrs. Solberg, Zeidman, Strange, Cohen, and Norbury. Mr. Solberg is the chairman of the Nomination and Corporate Governance Committee. All committee members are independent. During the year ended June 30, 2014, the Nomination and Corporate Governance Committee did not meet. Though neither the Board of Directors nor the Nominating and Corporate Governance Committee has a formal policy concerning diversity, the Board of Directors values diversity on the Board and believes diversity should be considered in the director identification and nominating process. The Nominating and Corporate Governance Committee has a written charter, which is available at the Company's website at www.hyperdynamics.com.

        The members of our Government Relations Committee are Messrs. Cohen, Leonard, Norbury, and Zeidman. Messrs. Cohen, Norbury. and Zeidman are independent. During the year ended June 30, 2014, the Governmental Relations Committee met four times. The Governmental Relations Committee does not have a charter.

        The members of our Technical Committee are Messrs. Solberg, Leonard, and Norbury. Messrs. Solberg and Norbury are independent. Mr. Norbury is the chairman of the Technical Committee. The Technical Committee was formed on June 18, 2013 and met four times during the year ended June 30, 2014. The Technical Committee does not have a charter.

Executive Sessions of Independent Directors

        NYSE rules require that our Independent Directors meet in regularly scheduled executive sessions without management present. Robert A. Solberg, the Chairman of our Board of Directors, is the presiding Independent Director at these executive sessions. The non-management directors met in executive sessions four times during the fiscal year ended June 30, 2014.

Board Leadership Structure and Risk Oversight

        Board of Directors Leadership Structure.    Our Board of Directors has no fixed policy with respect to the separation of the offices of Chairman of the Board of Directors and Chief Executive Officer. Our Board retains the discretion to make this determination on a case-by-case basis from time to time as it deems to be in the best interests of the Company and our stockholders at any given time. The Board currently believes that separating the positions of CEO and Chairman is the best structure to fit the Company's needs. This structure ensures a greater role for the Independent Directors in the oversight of the Company and active participation of the Independent Directors in setting agendas and establishing priorities and procedures for the work of the Board. As described above, the Audit, Compensation, and Nominating and Corporate Governance Committees are comprised entirely of Independent Directors. The Board also believes that this structure is preferred by a significant number of the Company's stockholders.

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

Audit Committee Report

        The Audit Committee has reviewed and discussed the audited financial statements with management. The Audit Committee has discussed with the independent auditors the matters required to be discussed by SAS 90 (Codification of Statements on Auditing Standards, AU § 380), as may be modified or supplemented. The Audit Committee has received the written disclosures and the letter from the independent accountants required by the applicable requirements of the Public Company Accounting Oversight Board regarding the independent accountant's communications with the Audit Committee concerning independence, as may be modified or supplemented, and has discussed with the independent accountant the independent accountant's independence. Based on the review and discussions, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2014.

Members of the Audit Committee:
/s/ Robert A. Solberg
/s/ Fred Zeidman
/s/ William O. Strange

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended June 30, 2014, all filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with, except that David Wesson, our Vice President and Chief Financial Officer, filed one Form 4, reporting an option grant, five days late.

Code of Ethics

        We have adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and our directors and officers. We will provide without charge a copy of our Code of Business Conduct and Ethics upon request. Such request should be directed in writing to: Paolo Amoruso, Secretary, Hyperdynamics Corporation, 12012 Wickchester Lane, Suite 475 Houston, TX 77079, voice: (713) 353-9400, fax: (713) 353-9421. Our Code of Business Conduct and Ethics is available on our website at www.hyperdynamics.com.

Item 11.    Executive Compensation.

Compensation Discussion and Analysis

        Our compensation discussion and analysis for the fiscal year ended June 30, 2014 discusses the compensation for our Named Executive Officers ("NEOs") consisting of our Chief Executive Officer,

Chief Financial Officer and the three most highly compensated current executive officers: Ray Leonard, David Wesson, Jason Davis, Paolo Amoruso, and Paul C. Reinbolt. Mr. Reinbolt resigned his positions as Executive Vice President and Chief Financial Officer effective December 31, 2013. The NEOs are also reflected in the Summary Compensation Table below. In this compensation discussion and analysis, the terms "we" and "our" refer to Hyperdynamics Corporation, and not the Compensation Committee.

Compensation Overview, Objectives, and Elements

        We are an early-stage and relatively small company in the oil and gas exploration industry and our operations in the last several years have focused on oil and gas exploration in our Concession offshore the coast of the Republic of Guinea in West Africa, identifying additional prospects that may contain oil or gas and identifying other oil & gas companies to farm-out participating interests in the Concession. We have accomplished this with a small team of management individuals with significant industry experience. We have designed our compensation program to attract and retain these highly experienced individuals, who have competing opportunities at more established companies, as well as to motivate and reward these individuals for the successful execution of our business plan.

        The Compensation Committee of the Board of Directors reviews the performance of our executives and develops and makes recommendations to the Board of Directors with respect to executive compensation policies. The Compensation Committee is empowered by the Board of Directors to establish and administer our executive compensation programs.

        Because of the uniqueness of our business and operations, the Compensation Committee has concluded that we do not have a single group of peer or comparison companies for purposes of traditional benchmarking and percentile targeting and, as such, the Compensation Committee does not use traditional benchmarking or percentile targeting against a stated peer group in setting compensation. Rather than looking to a single peer or comparison group of companies, our compensation practice concerning our executives is to review compensation on a position-by-position basis and determine the particular skill set required to be successful at the Company for the particular position in question. The skill set necessarily varies among positions but may include: executive management experience at oil and gas enterprises; offshore experience and technical expertise; international experience; experience growing and maturing a company; relevant financial and commercial experience; and relevant compliance and legal experience. As a result, the Compensation Committee's determinations in setting compensation are often qualitative and subjective, depending on the executive's position.

        The details of the processes and procedures for the consideration and determination of executive compensation are described below.

What are the objectives of our executive officer compensation program?

        The objectives of the Compensation Committee in determining executive compensation are to (1) attract and retain key individuals who are important to the continued success of Hyperdynamics, and (2) provide strong financial incentives, at reasonable cost to the stockholders, for senior management to enhance the value of the stockholders' investment.

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

        The elements of compensation that the Compensation Committee uses to accomplish these objectives include (1) base salaries, (2) bonus, and (3) long term incentives in the form of stock and stock options. From time to time, we also provide perquisites to certain executives and health and insurance to all employees. The elements of compensation that we offer help us to attract and retain our officers. The specific purpose of each element of compensation is outlined below.

Base Salaries

        We provide fixed annual base salaries as consideration for each executive's performance of his or her job duties. Salaries are set based on level of responsibility, skills, knowledge, experience, and contribution to Hyperdynamics' business.

Bonus

        Annual cash bonuses may be awarded as part of annual salary and it is a component of variable compensation. Bonuses are based on goals and objectives that each executive must meet during the fiscal year. Each executive is given a target bonus percentage. The Chief Executive Officer recommends a bonus amount to the Compensation Committee and the full Board of Directors approves the awarded bonuses, if any.

        Our historic policy has been to set such executive's bonus in a range of 50% to 100% of that executive's annual base salary with a target of 75% of the executive's annual base salary. The Compensation Committee or Board of Directors usually approves annual bonuses for our executives during the month of June of the fiscal year that concludes at the end of that month. Our Chief Executive Officer, Ray Leonard, has specific performance related goals and targets usually set by the Compensation Committee in the month of June (prior to the commencement of the applicable fiscal year). The following June (at the end of the fiscal year) the Compensation Committee evaluates the Chief Executive Officer's performance against those goals and targets and recommends a bonus amount to the Board of Directors following that evaluation. Mr. Leonard's target range is 50% to 200% of base salary under the terms of his employment agreement. The Compensation Committee set our former Chief Financial Officer's bonus target amount at 75% of our Chief Executive Officer's bonus for the 2014 fiscal year.

Long-term Incentives

        We can provide long-term incentives in the form of stock and stock options. Our practice has been to provide stock options as our preferred form of long-term incentives. Long-term incentives are a component of variable compensation because the amount of income ultimately earned is dependent upon and varies with our common stock price over the term of the option. The stock option awards tie a portion of executive compensation to the stock price and accordingly our financial and operating results. We do not use a formula to determine stock and stock option awards to executives. Stock option awards are not designed to be tied to yearly results. We view stock option awards as a means to encourage equity ownership by executives and thus to generally align the interests of the executives with the stockholders.

        Our 2010 Plan authorizes the Compensation Committee to grant stock options, restricted stock, and stock registered under a Form S-8 registration statement to officers and other key employees. The Compensation Committee implements this authority by awarding stock options designed to align the interests of all senior executives to those of stockholders. This is accomplished by awarding stock options, which rise in value based upon the market price rise of Hyperdynamics' common stock, on a systematic basis.

        The actual amount of long-term incentives that each of our executives is eligible to receive is established by that executive's employment agreement.

        If an executive does not have an employment agreement with us, our policy has been to make such executive's long-term incentive grant in the form of stock options. Prior to the reverse stock split effective July 1, 2013, the number of shares underlying the stock options was set at 50% the dollar amount of that executive's annual cash bonus. For example, if an executive's annual cash bonus was $150,000, a stock option to purchase 75,000 shares of our common stock would have been granted. In June 2014, the stock option award for each executive was set at 50% the dollar amount of that executive's annual cash bonus, and then divided by two. For example, if an executive's annual cash bonus was $150,000, a stock option to purchase 37,500 shares of our common stock would be granted. The Compensation Committee or Board of Directors usually approves long-term incentive grants during the month of June of the fiscal year that concludes at the end of that month.

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

Perquisites

        Perquisites are determined on a case-by-case basis by the Compensation Committee. During the fiscal year ended June 30, 2014, no executive officer received any perquisites.

How do we determine the amount for each element of executive officer compensation?

        Our policy is to provide compensation packages that are competitively reasonable and appropriate for our business needs. We consider such factors as competitive compensation packages as negotiated with our officers; evaluations of the Chief Executive Officer and other executive officers; achievement of performance goals and milestones as additional motivation for certain executives; officers' ability to work in relationships that foster teamwork among our executive officers; officers' individual skills and expertise, and labor market conditions. We did not engage a third-party compensation consultant during the fiscal years ended June 30, 2012, 2013 or 2014.

        During the fiscal years ended June 30, 2012, 2013, and 2014, total executive compensation consists of base salary, bonuses, and option awards. Generally, the option awards for executives are negotiated in the executive's contract, with an exercise price based on the market price on the grant date. Special option awards are also granted to employees on a case-by-case basis during the year for significant achievement. Because of the simplicity of the compensation package, there is very little interaction between decisions about the individual elements of compensation.

Administration of Executive Compensation

        The Compensation Committee reviews and approves corporate goals and objectives relevant to compensation of the Chief Executive Officer, evaluates the Chief Executive Officer's performance, and sets his compensation. The Compensation Committee also reviews the Chief Executive Officer's recommendations for and sets the salaries and bonuses of other key officers and employees. In determining compensation policies and procedures, the Compensation Committee considers the results of shareholder advisory votes on executive compensation and how the votes have affected executive compensation decision and policies.

        The Compensation Committee or Board of Directors usually sets annual salaries during the month of December of the fiscal year that ends the following June 30th and usually approves the payment of annual bonuses and the grant of long-term incentives during the month of June of the fiscal year that concludes at the end of that month.

Chief Executive Officer involvement in compensation decisions

        The Chief Executive Officer makes recommendations to the Compensation Committee concerning the employment packages of all subordinate officers. Neither the Chief Executive Officer nor any other Company officer or employee attends periodic executive sessions of the Compensation Committee.

How compensation or amounts realizable from prior compensation are considered

        The amount of past compensation generally does not affect current year considerations because bonuses and long term incentives are awarded for each individual fiscal year's job performance.

        At our Annual Meeting held on February 17, 2011, our stockholders approved the compensation of our NEOs. The Compensation Committee viewed the vote as a strong expression of our stockholders' general satisfaction with the Company's current executive compensation programs and the guiding principles described herein. As part of its ongoing review process, the Committee regularly evaluates our compensation programs to ensure they meet changing business needs and support alignment with stockholders' interests.

Tax considerations

        Our compensation plans are designed generally to ensure full tax deductibility of compensation paid under the plans.

        This includes compliance with Section 162(m) of the Internal Revenue Code, which limits our tax deduction for an executive's compensation to $1 million unless certain conditions are met. For fiscal year ended June 30, 2014, the full amount of all compensation provided to all executives was tax deductible to the Company.

Timing, grant date, and exercise price for stock option awards

        Our policy is to award stock options upon hiring of the employee and on a case by case basis throughout the year. Stock option exercise prices are the closing price on the date of grant. We also have made certain awards based on the completion of performance criteria.

Analysis of variations in individual NEOs compensation

        Each NEO's compensation is detailed in the Compensation Tables below. For those NEOs who have employment agreements, each such agreement is described under the caption "Agreements with Executives and Officers."

Employment Agreements

        As more fully described below in "Agreements with Executives and Officers," in July 2009, the Compensation Committee approved employment agreements with Ray Leonard, our current Chief Executive Officer and President, and Jason Davis, our former Chief Financial Officer and current Treasurer. Mr. Leonard's employment agreement was amended in September 2012, effective July 2012.

2014 Compensation Decisions for Our Named Executive Officers

        In June 2013, the Compensation Committee reviewed the proposed corporate goals and objectives from Mr. Leonard that would establish the criteria upon which Mr. Leonard's annual cash bonus and long-term incentive grant would be based for fiscal year 2014. Mr. Leonard developed a proposed set of performance metrics for 2014 aligned with the corporate goals and objectives set by the Compensation Committee in June 2013, which were subject to review and approval by the Board and/or the Compensation Committee. The Compensation Committee approved that the bonus for Mr. Leonard would be determined by allocating 50% of the amount to the stock price, 25% to funding the Guinea exploration program, and 25% to diversification.

        In making annual cash bonus payments and long-term incentive grants for our executives for 2014, the Compensation Committee evaluated the achievement of the above corporate goals and objectives specifically for Mr. Leonard and for the other NEOs, the foregoing goals and objectives and other factors, including the Company's reduction-in-force that occurred during 2013 resulting in the reduction in the number of the Company's employees and the amount of severance paid to those employees, and the individual performance of each of the NEOs during 2014.

        Described below are the details of the processes and procedures for the consideration and determination of executive compensation for fiscal year 2014.

Salaries

        In June 2013, the Board of Directors approved the annual base salaries for our NEOs for fiscal year 2014 (to be effective July 1, 2013). The annual salaries authorized for fiscal year 2014 for our NEOs were as follows: Mr. Leonard ($400,000), Mr. Davis ($235,500), Mr. Wesson ($230,000), Mr. Amoruso ($258,750), and Mr. Reinbolt ($300,000).

        The Board of Directors approved an annual base salary for Mr. Leonard of $400,000, which represents no increase in Mr. Leonard's salary of $400,000 in 2013. The Board approved and Mr. Leonard entered into an amended and restated employment agreement in September 2012, effective July 2012, pursuant to which Mr. Leonard is eligible to receive a minimum annual salary of $400,000 subject to increase by the Board of Directors.

        In setting fiscal year 2014 annual salaries for each of Messrs. Davis, Wesson, Amoruso, and Reinbolt in June 2013, the Compensation Committee and Board of Directors reviewed and evaluated each of the foregoing NEOs individual performance, experience level and level of responsibility among other factors and also took into consideration the challenges facing us as evidenced by reduction-in-force during 2013. Based on the recommendation of Mr. Leonard, the Board of Directors decided to increase the salaries for Messrs. Davis, Wesson, Amoruso, and Reinbolt from each NEO's 2013 salary. The salaries of Messrs. Davis, Wesson, Amoruso, and Reinbolt reflected in the below Summary Compensation Table reflect the salary paid to each NEO during fiscal year 2014.

Bonuses

        Under the terms of Mr. Leonard's employment, Mr. Leonard is eligible to receive incentive compensation, as may be adopted and approved by the Compensation Committee from time to time. Mr. Leonard's target cash bonus award opportunity under his employment agreement is 100% of his base annual salary with a minimum threshold of 50% of his salary and a maximum of 200% of his salary, and is subject to such other terms, conditions and restrictions as may be established by the Board or the Compensation Committee. Under the terms of his employment agreement, Mr. Leonard develops and submits his personal performance metrics for review and approval of the Compensation Committee. Since the inception of Mr. Leonard's employment, the metrics for his bonus award have been based on annual objectives related to advancing our exploration activities and/or achieving funding from equity capital raises or participation in the Concession or stock price appreciation.

        Consistent with his agreement, in June 2013, Mr. Leonard developed a proposed set of performance metrics for 2014 aligned with the corporate goals and objectives set by the Compensation Committee in June 2013, which were subject to review and approval by the Board and/or the Compensation Committee. The Compensation Committee approved that the bonus would be determined by allocating 50% of the amount to the stock price, 25% to funding the Guinea exploration program, and 25% to diversification, with each component to be reviewed by the Committee next year with the following metrics:

          (1)   Stock Price—Mr. Leonard would receive 100% (half of the 200% target amount), or $200,000, if the closing stock price on June 30, 2014 (or, if not a trading day, the immediate preceding trading day) is two times the closing stock price on June 28, 2013, and 200%, or $400,000, if the stock price is four times. Because the stock price target was not achieved during the fiscal year, the Committee did not allocate any cash bonus for this category.

          (2)   Funding the Guinea Exploration Program—If funding approved by the Board was obtained prior to June 30, 2014 and the Corporation retained 25% or more interest in the Concession, then Mr. Leonard would be allocated 100%, or $100,000, and if such funding was obtained without any dilution of the Corporation's interest, then Mr. Leonard would be allocated 200%, or $200,000. Because this objective was not met, the Committee did not allocate any cash bonus for this category.

          (3)   Diversification—Mr. Leonard would be allocated 100%, or $100,000, if prior to June 30, 2014, the Corporation closed a new project approved by the Board that (a) did not use funds allocated to Guinea exploration, and (b) was projected to generate material cash flow from production within two years of closing, and Mr. Leonard would be allocated 200%, or $200,000, if such cash flow was projected to be obtained within one year of closing. Because this objective was not met, the Committee did not allocate any cash bonus for this category.

        Based on the above analysis, the Committee determined to pay Mr. Leonard's "threshold" bonus amount of 50% of base salary in lieu of the target amount of 100% or the maximum amount of 200%. Accordingly, Mr. Leonard received a bonus of $200,000.

        At the commencement of fiscal year 2014, all of the NEOs (and Mr. Leonard whose bonus range was set by his employment agreement), were eligible to receive an annual cash bonus within the range of 50% of that NEO's annual salary to 100% of his salary. In making its decision in June 2014 to grant cash bonuses to Messrs. Davis ($117,750), Wesson ($115,000), and Amoruso ($129,375) for fiscal year 2014, the Compensation Committee evaluated the individual performance of each of the foregoing the NEOs and, in addition, assessed the Company's recent reduction-in-force and the financial condition of the Company. The Committee approved the foregoing cash bonuses at the minimum level of 50% of each NEO's salary.

        Paul C. Reinbolt, our former Executive Vice President and Chief Financial Officer, resigned his positions with us and our subsidiaries, effective December 31, 2013. In connection with the termination of his employment, in December 2013, the Company paid him bonus of $150,000, or 50% of his accrued bonus for the fiscal year ending June 30, 2014, as required pursuant to his employment agreement.

Long-Term Incentive Grants

        In June 2014, the Compensation Committee in connection with its approval of the 2014 annual cash bonuses approved stock option grants to our NEOs as follows: Mr. Leonard (50,000), Mr. Davis (29,438), Mr. Wesson (28,750), and Mr. Amoruso (32,344).

        Under the terms of his employment agreement, Mr. Leonard is eligible to receive stock options in an amount equal to 50% of the number of dollars of his annual cash bonus, as adjusted for the July 1, 2013 reverse stock split. The stock options will have an exercise price equal to the fair market value of our common stock on the date of grant, with one-half of these options vesting on each anniversary of the date of grant, and expiring five years after issuance. The Committee approved a grant of a 5-year option for 50,000 shares of common stock.

        In June 2014, the Compensation Committee approved option grants of 25% of the dollar amount of the cash bonuses for each of Messrs. Davis (29,438 options), Wesson (28,750 options) and Amoruso (32,344 options).

COMPENSATION TABLES

        The following tables show salaries, bonuses, incentive awards, retirement benefits and other compensation relating to fiscal years ended June 30, 2014, 2013 and 2012 for our Chief Executive Officer, Chief Financial Officer, and our other NEOs. Columns for which there was no compensation have been omitted.

SUMMARY COMPENSATION TABLE

Name & Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)(1)	Stock Awards ($) (e)(2)	Option Awards ($) (f)(2)	All Other Compensation ($) (g)(3)	Total ($) (h)
Ray Leonard, President and CEO	2014	400,000	200,000	—	116,214	—	716,214
	2013	400,000	300,000	—	43,660	10,018	753,678
	2012	363,000	363,000	—	223,938	11,065	961,003
Jason Davis, Vice President Finance and Treasurer	2014	235,500	117,750	—	68,422	—	421,672
	2013	231,000	173,250	—	25,213	—	429,463
	2012	220,000	140,000	—	48,071	—	408,071
David Wesson, Controller and Principal Accounting Officer	2014	230,000	115,000	—	71,359	—	416,359
	2013	204,000	153,000	—	22,265	10,220	389,485
	2012	198,000	110,000	—	38,817	10,130	356,947
Paolo Amoruso, Vice President of Legal Affairs and Secretary(4)	2014	258,750	159,375		75,176	—	493,301
	2013	242,700	182,025	—	35,608	10,267	470,600
Paul Reinbolt, Former Executive Vice President and CFO(5)	2014	150,000	150,000	—	—	—	300,000
	2013	300,000	225,000	—	32,744	—	557,744
	2012	275,000	193,330	—	1,895,386	—	2,363,716

(1)
Column (d): Bonus payments made during the fiscal years ended 2014, 2013, and 2012 were made in June 2014, June 2013, and July 2012.

(2)
Columns (e) and (f): Reflects the grant date fair value, computed in accordance with FASB ASC Topic 718, for option awards granted in fiscal year 2014, 2013, and 2012. For a description of the assumptions used for purposes of determining grant date fair value, see Note 8 to the Financial Statements included in our Annual Report on Form 10-K for the year ended June 30, 2014.

(3)
Column (g): Consists of payments made for Company matches of the 401(k) plan that exceeded $10,000.

(4)
Paolo Amoruso, our Vice President and Secretary, became an NEO effective June 25, 2013. As such, the Summary Compensation Table above includes information for Mr. Amoruso only for the fiscal years ended June 30, 2013 and June 30, 2014. Column (d) includes a $30,000 retention bonus paid on June 30, 2014, pursuant to a June 30, 2014 Retention Bonus Agreement entered into with the Company. Under the Agreement, 50% of a retention bonus of $60,000 was paid on June 30, 2014, and the remaining 50% will be paid to Mr. Amoruso on December 31, 2014 if he is still actively employed by the Company, and in compliance with the Company's policies and directives concerning job performance and conduct, on that date.

(5)
Paul C. Reinbolt, our former Executive Vice President and Chief Financial Officer, resigned his positions with us and our subsidiaries, effective December 31, 2013. Column (d) includes a bonus of $150,000, or 50% of his accrued bonus for the fiscal year ending June 30, 2014, paid by the Company as required pursuant to his employment agreement.

Bonuses and Stock Awards

        The following tables show cash and stock awards made to the named executives in fiscal year 2014 and their outstanding equity awards at the end of fiscal year 2014.

GRANTS OF PLAN-BASED AWARDS IN FISCAL YEAR 2014

Name (a)	Action Date (b)	Grant Date (3) (b)	Threshold ($) (c)	Target ($) (d)	Maximum ($) (e)	All Other Option Awards: Number of Securities Underlying Options (#)(f)	Exercise or Base Price of Option Awards ($/Share) ($) (g)	Grant Date Fair Value Awards of Stock & Options ($) (h)
Ray Leonard	6/30/2014	6/30/2014				50,000	3.25	116,214
Jason Davis	6/30/2014	6/30/2014	—	—	—	29,438	3.25	68,422
David Wesson	9/17/2013	9/17/2013	—	—	—	1,500	4.91	4,536
David Wesson	6/30/2014	6/30/2014	—	—	—	28,750	3.25	66,823
Paolo Amoruso	6/30/2014	6/30/2014	—	—	—	32,344	3.25	75,176

OUTSTANDING EQUITY AWARDS AT 2014 FISCAL YEAR-END

Name (a)	No. of Securities Underlying Unexercised Options Exercisable (#)(b)(1)	No. of Securities Underlying Unexercised Options Unexercisable (#)(c)(1)	Option Exercise Price ($/Share) (d)(1)	Option Expiration Date (e)	No. of Shares or Units of Stock That Have Not Vested (#)(f)	Market Value of Shares or Units of Stock That Have Not Vested ($)(g)
Ray Leonard	142,500	150,000	3.92	7/22/2014	—	—
Ray Leonard	30,250	15,109	6.72	6/29/2017	—	—
Ray Leonard	6,250	12,500	3.60	6/25/2018	—	—
Ray Leonard	—	50,000	3.25	6/30/2019
Jason Davis	20,125	—	12.88	10/09/2014	—	—
Jason Davis	12,500	—	7.20	1/7/2015	—	—
Jason Davis	417	208	20.16	1/30/2017	—	—
Jason Davis	5,833	2,917	6.72	6/29/2017	—	—
Jason Davis	3,609	7,219	3.60	6/25/2018	—	—
Jason Davis	—	29,438	3.25	6/30/2019	—	—
Jason Davis	2,500	—	40.24	2/15/2021	—	—
Jason Davis	10,000	—	34.40	6/30/2021	—	—
David Wesson	417	208	20.16	1/30/2017	—	—
David Wesson	4,586	2,289	6.72	6/29/2017	—	—
David Wesson	3,186	6,374	3.60	6/25/2018	—	—
David Wesson	750	750	4.91	9/17/2018	—	—
David Wesson	—	28,750	3.25	6/30/2019
David Wesson	11,250	—	10.32	4/5/2020	—	—
David Wesson	1,250	—	24.64	12/3/2020	—	—
David Wesson	5,625	—	34.40	6/30/2021	—	—
Paolo Amoruso	1,250	—	33.52	9/20/2016	—	—
Paolo Amoruso	417	208	20.16	1/30/2017	—	—
Paolo Amoruso	7,590	3,795	6.72	6/29/2017	—	—
Paolo Amoruso	1,250	625	6.56	11/21/2017	—	—
Paolo Amoruso	3,792	7,584	3.60	6/25/2018	—	—
Paolo Amoruso	—	32,344	3.25	6/30/2019
Paolo Amoruso	11,250	—	8.80	6/21/2020	—	—
Paolo Amoruso	1,250	—	24.64	12/3/2020	—	—
Paolo Amoruso	6,875	—	34.40	6/30/2021	—	—

(1)
The share amounts and exercise prices reflected in this table have been adjusted to give effect to the July 1, 2013 reverse split.

OPTION EXERCISES AND RESTRICTED STOCK VESTING DURING FISCAL YEAR 2014

Name (a)	No. of Shares Acquired on Exercise (#)(1)	Value Realized on Exercise ($)	No. of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
—	—	—	—	—

(1)
No restricted stock for any officer or director vested, nor did any officer or director exercise options, during the fiscal year ended June 30, 2014.

Agreements with Current Executives and Officers

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

        In connection with our hiring of Mr. Leonard in July 2009, we granted Mr. Leonard an option to purchase 62,500 shares of our common stock (after giving effect to the reverse split) at an exercise price of $3.92 (after giving effect to the reverse split) which immediately vested. Mr. Leonard was also granted options to purchase 37,500 shares of our common stock (after giving effect to the reverse split) at an exercise price of $3.92 that vest on a monthly basis over five years. Both of these options expired on July 22, 2014, five years after their issuance.

        In connection with the commencement of Mr. Leonard's employment in 2009, a stock option award was made, with trigger events of the following three cumulative net cash to us equity capital money raising transactions:

  •
  When $8 million cumulative is raised, the award is 26,250 stock options (after giving effect to the reverse split).

  •
  When $20 million cumulative is raised, the award is 48,750 stock options (after giving effect to the reverse split).

  •
  When $30 million cumulative is raised, the award is 75,000 stock options (after giving effect to the reverse split).

        All awards vest 1/36 per month over a three-year period from the trigger event. The Performance Option-Grant Awards options have a five year life, and the exercise price is $3.92. All trigger events were satisfied.

        The 2009 stock option award also provided for trigger events based on achieving the following share price thresholds, which have been adjusted to give effect to the reverse split:

$16.00/share	11,250 stock options
$24.00/share	26,250 stock options
$40.00/share	75,000 stock options
$72.00/share	150,000 stock options

        All awards vest 1/36 per month over a three-year period from the trigger event. These Performance Option-Grant Awards options have a five-year life, and the exercise price is $3.92 (after giving effect to the reverse split). For awards related to the $16.00 and $24.00 share price (after giving effect to the reverse split), the stock option is earned if the closing price of the shares trade at or above the target price for 15 consecutive trading days. For awards related to the $40.00 and $72.00 share price (after giving effect to the reverse split), the stock option is earned if the closing price of the shares trade at or above the target price for 5 consecutive trading days. All trigger events were satisfied, except for the $72.00 share price (after giving effect to the reverse split).

        As part of the annual review of Mr. Leonard's performance, on June 30, 2014, we granted Mr. Leonard five-year options to purchase 50,000 shares of our common stock (as adjusted to give effect to the reverse split) at $3.25 per share based on the market value on the stock on the date of grant. The options vest in equal amounts over a two-year period.

        Beginning with the effective date of the amended employment agreement, Mr. Leonard will participate in any incentive compensation plan ("ICP") applicable to Mr. Leonard's position, as may be adopted by us from time to time and in accordance with the terms of such plan(s). Mr. Leonard's cash target award opportunity under the ICP will be 100% of his base salary with a threshold of 50% and a 200% maximum, and shall be subject to such other terms, conditions and restrictions as may be established by the Board or the Compensation Committee. He also is entitled to receive stock options in an amount equal to 50% of the number of dollars of the cash award, as adjusted for the July 1, 2013 reverse stock split. The stock options will have an exercise price equal to the fair market value of our common stock on the date of grant, with one-third of these options vesting on each anniversary of the date of grant, and expiring five years after issuance. Annually, Mr. Leonard will develop a proposed set of current year performance metrics that are subject to review and approval by the Board and/or the Compensation Committee. Since the inception of Mr. Leonard's employment, the metrics for his bonus award have been based on annual objectives related to advancing our exploration activities and/or achieving funding from equity capital raises or participation in the Concession or stock price appreciation.

        Finally, Mr. Leonard will receive certain standard benefits, including reimbursement in accordance with our standard policies and procedures of business and business-related business expenses and dues and fees to industry and professional organizations, four weeks of paid vacation each calendar year, and participation by Mr. Leonard and his spouse and dependents in all benefits, plans and programs available to our executive employees.

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

Director Compensation for Fiscal Year Ended June 30, 2014

        The following table sets forth compensation amounts for our Independent Directors for the fiscal year ended June 30, 2014.

 DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(1)		All Other Compensation ($)	Total ($)
Ray Leonard(2)	—	—	—		—	—
Robert A. Solberg	84,000	—	35,621	(3)	—	119,621
William O. Strange	76,000	—	35,621	(4)	—	111,621
Herman Cohen	66,000	—	35,621	(5)	—	101,621
Lord David Owen	70,000	—	35,621	(6)	—	105,621
Fred Zeidman	76,000	—	35,621	(7)	—	111,621
Ian Norbury	72,000	—	35,621	(8)	—	107,621

(1)
The share amounts reflected in this table have been adjusted to give effect to the reverse split.

(2)
We do not provide additional compensation to employees who also serve as directors for their service on the Board of Directors. All compensation paid to Mr. Leonard is reflected above in the Summary Compensation Table.

(3)
During the year ended June 30, 2014, Mr. Solberg received five year options to purchase 15,000 shares, with 50% vesting on June 30, 2015 and 50% vesting on June 30, 2016.

(4)
During the year ended June 30, 2014, Mr. Strange received five year options to purchase 15,000 shares, with 50% vesting on June 30, 2015 and 50% vesting on June 30, 2016.

(5)
During the year ended June 30, 2014, Mr. Cohen received five year options to purchase 15,000 shares, with 50% vesting on June 30, 2015 and 50% vesting on June 30, 2016.

(6)
During the year ended June 30, 2014, Lord Owen received five year options to purchase 15,000 shares, with 50% vesting on June 30, 2015 and 50% vesting on June 30, 2016. Lord Owen resigned as a director on September 16, 2014.

(7)
During the year ended June 30, 2014, Mr. Zeidman received five year options to purchase 15,000 shares, with 50% vesting on June 30, 2015 and 50% vesting on June 30, 2016.

(8)
During the year ended June 30, 2014, Mr. Norbury received five year options to purchase 15,000 shares, with 50% vesting on June 30, 2015 and 50% vesting on June 30, 2016.

Director Compensation Arrangements

        The compensation program for our independent directors consists of the following:

  •
  Cash compensation consisting of quarterly payments, as applicable, of: (i) $11,000 for services as a director, (ii) $5,000 for service as the chairman of the Audit Committee and Government Relations Committee, (iii) $2,500 for service as a member of the Audit Committee or Government Relations Committee, (iv) $1,500 for service as a member of the Compensation Committee, Nominating and Corporate Governance Committee and Technical Committee, and (v) $3,000 for service as the chairman of the Compensation Committee, Nominating and Corporate Governance Committee and Technical Committee.

  •
  An annual grant, pursuant to our 2010 Equity Incentive Plan, of options to purchase shares of our common stock. The options are to be granted on or about July 1st of each year, have an exercise price equal to the then current closing price of our common stock, vest 50% on the first anniversary of the grant date and vest the remaining 50% on the second anniversary of the grant date. The options have a 5 year term.

Director Option Grants

        The Board made grants of options to our directors on June 30, 2014 for the fiscal year ended June 30, 2015, as reflected in the table below. The grants were made pursuant to our 2010 Equity Incentive Plan. The options granted on June 30, 2014 have an exercise price of $3.25 per share, which was the closing price of our common stock on June 30, 2014, have a term for five years from the date of grant, and vest 50% on June 30, 2015 and 50% on June 30, 2016. The following table sets forth the number of shares of our common stock underlying the options granted to each of our independent directors during the fiscal year 2014:

Name of Director	Shares of Common Stock Underlying Options Granted for Fiscal Year Ending June 30, 2014
Robert A. Solberg	15,000
William O. Strange	15,000
Fred Zeidman	15,000
Herman Cohen	15,000
Lord David Owen	15,000
Ian Norbury	15,000

Compensation Committee Interlocks and Insider Participation

        The Compensation Committee consists of Messrs. Cohen, Solberg, Strange and Zeidman, all of whom are considered to be independent. None of these individuals is or has been an officer or employee of Hyperdynamics during the fiscal year ended June 30, 2014 or as of the date of this proxy statement, or is serving or has served as a member of the compensation committee of another entity that has an executive officer serving on the Compensation Committee. No executive officer of Hyperdynamics served as a director of another entity that had an executive officer serving on the Compensation Committee. Finally, no executive officer of Hyperdynamics served as a member of the compensation committee of another entity that had an executive officer serving as a director of the Company.

Compensation Committee Report

        The Compensation Committee, consisting of Messrs. Cohen, Solberg, Strange and Zeidman, is responsible for establishing and administering the executive compensation programs of Hyperdynamics. The Compensation Committee of Hyperdynamics has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in the Annual Report.

THE COMPENSATION COMMITTEE
/s/ Robert A. Solberg
/s/ Herman Cohen
/s/ William O. Strange
/s/ Fred Zeidman

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

        The following table gives aggregate information under all equity compensation plans of Hyperdynamics as of June 30, 2014.(1)

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

(1)
All numbers in the table above reflect the impact of our July 1, 2013 reverse stock split.

        The Stock and Stock Option Plan (the "1997 Plan") of Hyperdynamics was adopted May 7, 1997 and amended on December 3, 2001, on January 21, 2005, and on February 20, 2008. The total number of shares authorized under the Plan, as amended, was 1,750,000, after giving effect to our recent reverse stock split. The Board terminated the 1997 Plan effective upon stockholder approval of the 2010 Equity Incentive Plan (the "2010 Plan").

        Our 2008 Restricted Stock Award Plan (the "2008 Plan") was adopted on February 20, 2008. The total number of shares authorized under the 2008 Plan was 375,000, after giving effect to our recent reverse stock split. The Board terminated the 2008 Plan effective upon stockholder approval of the 2010 Plan.

        On February 18, 2010, at our annual meeting of stockholders, the stockholders approved the 2010 Plan. On February 17, 2012 the 2010 Plan was amended to increase issuable shares from 625,000 to 1,250,000, in each case after giving effect to our July 1, 2013 reverse stock split.

        The 2010 Plan provides for the grants of shares of common stock, restricted stock units or incentive stock options and/or nonqualified stock options to purchase our common stock to selected employees, directors, officers, agents, consultants, attorneys, vendors, and advisors. Shares of common stock, options, or restricted stock can only be granted under the Plan within 10 years from the effective date of February 18, 2010. A maximum of 1,250,000 shares, after giving effect to our July 1, 2013 reverse stock split, are issuable under the 2010 Plan.

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

        The following table provides a reconciliation of the securities remaining available for issuance as of June 30, 2014 under the 2010 Plan:

2010 Plan(1)
Shares available for issuance, June 30, 2013	345,906
Increase in shares available for issuance	—
Stock options granted	(372,086)
Restricted stock granted	(21,030)
Previously issued options cancelled or expired	278,534

Shares available for issuance, June 30, 2014	231,324

(1)
All numbers in the table above reflect the impact of our July 1, 2013 reverse stock split.

Security ownership of certain beneficial owners and management

        The following table sets forth certain information as of October 22, 2014 with respect to the beneficial ownership of shares of common stock by (1) each person known to us that owns beneficially more than 5% of the outstanding shares of common stock, (2) each of our directors, (3) each of our executive officers, and (4) all of our executive officers and directors as a group. As of October 22, 2014, we had 21,046,591 shares of common stock outstanding. Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act. In computing the number of shares beneficially owned by a person or group and the percentage ownership of that person or group, shares of our common stock subject to options currently exercisable or exercisable within 60 days after October 22, 2014 are deemed outstanding, but are not deemed outstanding for purposes of computing the percentage ownership of any other person. The address of each director & officer named in the below table is c/o Hyperdynamics Corporation, 12012 Wickchester Lane, Suite 475 Houston, TX 77079.

Name of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned(1)		Percent of Class
BlackRock, Inc.	2,568,190	(2)	12.2
Ray Leonard	336,360	(3)	1.6
Robert A. Solberg	73,612	(4)	*
Herman Cohen	27,625	(5)	*
Fred Zeidman	30,875	(6)	*
William O. Strange	26,625	(7)	*
Ian Norbury	6,750	(8)	*
Jason Davis	40,484	(9)	*
David Wesson	33,001	(10)	*
Paolo Amoruso	39,924	(11)	*
Directors and Executive Officers as a group (10 persons)	615,255		2.9

*
Less than 1%

(1)
The share amounts and exercise prices reflected in this table have been adjusted to give effect to the reverse split.

(2)
Based on reported ownership as follows for the period ended June 30, 2014: (1) BlackRock Investment Management (UK) Ltd., 1,937,576 shares; (2) BlackRock Fund Advisors, 621,102 shares; (3) BlackRock Advisors LLC, 9,512 shares. The address of BlackRock, Inc. is 55 East 52nd Street, New York, NY 10055.

(3)
This amount includes: 157,375 shares of common stock and options to purchase 178,985 shares of common stock.

(4)
This amount includes: 48,862 shares of common stock and options to purchase 24,750 shares of common stock.

(5)
This amount includes: 7,625 shares of common stock and options to purchase 20,000 shares of common stock.

(6)
This amount includes: 1,375 shares of common stock and options to purchase 29,500* shares of common stock.

(7)
This amount includes: 4,125 shares of common stock and options to purchase 22,500 shares of common stock.

(8)
This amount includes: 6,750 shares of common stock.

(9)
This amount includes: 5,625 shares of common stock and options to purchase 34,859 shares of common stock.

(10)
This amount includes: 5,938 shares of common stock and options to purchase 27,063 shares of common stock. This amount does not include 9,265 unvested restricted shares.

(11)
This amount includes: 6,250 shares of common stock and options to purchase 33,674 shares of common stock. This amount does not include 7,353 unvested restricted shares.

*
This amount assumes that options exercisable at $0.88 per share until December 8, 2014 will not be exercised.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

Certain Transactions, Corporate Governance

Conflicts of Interest

        We have a conflict of interest policy governing transactions involving related parties. In accordance with the policy, transactions involving related parties must be pre-approved by the Audit Committee, which is comprised of Independent Directors.

        We did not enter into any transactions, excluding employment relationships, with related parties since July 1, 2013, the beginning of the last fiscal year.

Corporate Governance Guidelines

        We have adopted a set of Corporate Governance Guidelines that provide the framework for the governance of the Company and reflect the Board of Directors' belief that sound corporate governance policies and practices provide an essential foundation for the Board in fulfilling its oversight responsibilities. Our Corporate Governance Guidelines are available at the Company's website at www.hyperdynamics.com.

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

        We currently have six directors, five of whom are Independent Directors. The Board has determined that the following Directors are independent under SEC Rule 10A-3 and the NYSE listing standards because they have no relationship with the Company (other than being a Director and stockholder of the Company): Robert A. Solberg, William O. Strange, Fred Zeidman, Herman Cohen, and Ian Norbury.

Item 14.    Principal Accounting Fees and Services

Audit, Audit-related and Other Fees

        Aggregate fees for professional services rendered to the Company by Deloitte & Touche LLP and Hein & Associates LLP for the years ended June 30, 2014 and 2013 were as follows:

	Years ended June 30,
	2014	2013
Audit Fees(1)	$330,523	$544,645
Audit-related fees(2)	49,756	9,261
All other fees	—	—

Total	$380,279	$553,906

(1)
Fiscal 2014 audit fees were billed to us by our current Certifying Accountant: Hein & Associates LLP, for professional services related to their audit of our annual financial statements in our Form 10K and Sarbanes-Oxley 404 attest services. Fiscal 2014 and 2013 audit fees were billed to us by our predecessor Certifying Accountant: Deloitte & Touche LLP, for professional services related to their audit of our annual financial statements in our Form 10K and Sarbanes-Oxley 404 attest services (Fiscal 2013 only) and reviews of our unaudited quarterly financial statements included in our Form 10-Qs (both Fiscal 2014 and 2013).

(2)
Fiscal 2014 and 2013 audit related fees include $49,756 and $9,261, respectively billed to us by Deloitte and Touche LLP for professional services rendered for assurance and related services that were reasonably related to the performance of audit or review of the Company's financial statements.

Audit Committee Pre-Approval

        Our Audit Committee Charter provides that either (i) the Audit Committee shall pre-approve all auditing and non-auditing services of the independent auditor, subject to de minimis exceptions for other than audit, review or attest services that are approved by the Audit Committee prior to completion of the audit; or (ii) the engagement of the independent auditor be entered into pursuant to pre-approved policies and procedures established by the Audit Committee, provided that the policies and procedures are detailed as to the particular services and the Audit Committee is informed of each service. The Audit Committee pre-approved 100% of Hein & Associates LLP and Deloitte & Touche LLP fees, respectively, for audit services in fiscal years 2013 and 2014. Except as indicated above, there were no fees other than audit fees for years 2013 and 2014, and the auditors engaged performed all the services described above with their full time permanent employees.

Part IV

Item 15.    Exhibits, Financial Statement Schedules

(A)

Exhibit Number		Description
3.1.1		Certificate of Incorporation(1)

3.1.2		Certificate of Amendment of Certificate of Incorporation, dated January 21, 1997(1)

3.1.3		Certificate of Amendment of Certificate of Incorporation, dated September 20, 1999(1)

3.1.4		Certificate of Amendment of Certificate of Incorporation, dated December 22, 2003(1)

3.1.5		Certificate of Amendment of Certificate of Incorporation, dated March 11, 2011(2)

3.1.6		Certificate of Amendment of Certificate of Incorporation, dated June 28, 2013(18)

3.1.7		Series B Certificate of Designation(4)

3.2		Amended and Restated By-laws(15)

4.1		Form of Common Stock Certificate(3)

4.2		Form of Common Stock Purchase Warrant issued to investors on February 2, 2012(17)

10.1		Hydrocarbon Production Sharing Contract (PSA) between SCS Corporation and the Republic of Guinea, dated September 22, 2006(5)

10.2		Amendment No. 1 to the Hydrocarbons Production Sharing Contract between SCS Corporation and the Republic of Guinea, dated March 25, 2010(8)

10.3	*	Amended and Restated Employment Agreement between Hyperdynamics and Ray Leonard, effective as of July 23, 2012(6)

10.4		Sale and Purchase Agreement between Hyperdynamics Corporation and Dana Petroleum (E&P) Limited, effective as of December 4, 2009(9)

10.5		Operating Agreement between SCS Corporation and Dana Petroleum (E&P) Limited, dated January 28, 2010(13)

10.6	*	2010 Equity Incentive Plan as amended(11)

10.7	*	Form of Incentive Stock Option Agreement(7)

10.8	*	Form of Non-Qualified Stock Option Agreement(7)

10.9	*	Form of Restricted Stock Agreement(7)

10.10		Contract Number: AGR/C105/10 between SCS Corporation and AGR Peak Well Management Limited for Provision of Well Construction Management Services, including LOGIC General Conditions as Appendix I(10)

10.11		Agreement for the Supply of Marine Seismic Data Application and Processing Services, dated September 20, 2011 between SCS Corporation and CGG Veritas Services SA(16)

10.12		Form of Securities Purchase Agreement, dated January 30, 2012, between Hyperdynamics Corporation and investors in the offering(17)

10.13		Placement Agency Agreement, dated January 30, 2012, by and between Hyperdynamics Corporation and Rodman & Renshaw, LLC(17)

Exhibit Number		Description
10.14		Purchase and Sale Agreement between SCS Corporation Ltd. and Tullow Guinea Ltd., dated November 20, 2012.(12)

10.15		Joint Operating Agreement Novation and Amendment Agreement relating to the Operating Agreement for the Hydrocarbon Production Sharing Contract, offshore Guinea, between SCS Corporation Ltd., Dana Petroleum E&P Limited, and Tullow Guinea Ltd. dated December 31, 2012.(14)

10.16		Parent Company Guarantee between Tullow Oil plc and SCS Corporation Ltd., dated December 31, 2012(14)

10.17		Retention Bonus Agreement between Hyperdynamics and Paolo Amoruso, dated June 30, 2014(19)

10.18		Settlement Deed between Hyperdynamics Corporation, SCS Corporation Ltd., AGR Well Management Ltd, and Jasper Drilling Private Ltd dated May 16, 2014.(20)

14.1		Code of Ethics(1)

21.1		Subsidiaries of the Registrant(20)

31.1	**	Certification of Chief Executive Officer of Hyperdynamics Corporation required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	**	Certification of Chief Financial Officer of Hyperdynamics Corporation required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification of Chief Executive Officer of Hyperdynamics Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)(20)

32.2		Certification of Principal Financial Officer of Hyperdynamics Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)(20)

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

(20)
Incorporated by reference to Form 10-K filed on September 12, 2014.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HYPERDYNAMICS CORPORATION
October 24, 2014	By:	/s/ RAY LEONARD Ray Leonard President, CEO and Director

Exhibit Index

Exhibit Number		Description
3.1.1		Certificate of Incorporation(1)

3.1.2		Certificate of Amendment of Certificate of Incorporation, dated January 21, 1997(1)

3.1.3		Certificate of Amendment of Certificate of Incorporation, dated September 20, 1999(1)

3.1.4		Certificate of Amendment of Certificate of Incorporation, dated December 22, 2003(1)

3.1.5		Certificate of Amendment of Certificate of Incorporation, dated March 11, 2011(2)

3.1.6		Certificate of Amendment of Certificate of Incorporation, dated June 28, 2013(18)

3.1.7		Series B Certificate of Designation(4)

3.2		Amended and Restated By-laws(15)

4.1		Form of Common Stock Certificate(3)

4.2		Form of Common Stock Purchase Warrant issued to investors on February 2, 2012(17)

10.1		Hydrocarbon Production Sharing Contract (PSA) between SCS Corporation and the Republic of Guinea, dated September 22, 2006(5)

10.2		Amendment No. 1 to the Hydrocarbons Production Sharing Contract between SCS Corporation and the Republic of Guinea, dated March 25, 2010(8)

10.3	*	Amended and Restated Employment Agreement between Hyperdynamics and Ray Leonard, effective as of July 23, 2012(6)

10.4		Sale and Purchase Agreement between Hyperdynamics Corporation and Dana Petroleum (E&P) Limited, effective as of December 4, 2009(9)

10.5		Operating Agreement between SCS Corporation and Dana Petroleum (E&P) Limited, dated January 28, 2010(13)

10.6	*	2010 Equity Incentive Plan as amended(11)

10.7	*	Form of Incentive Stock Option Agreement(7)

10.8	*	Form of Non-Qualified Stock Option Agreement(7)

10.9	*	Form of Restricted Stock Agreement(7)

10.10		Contract Number: AGR/C105/10 between SCS Corporation and AGR Peak Well Management Limited for Provision of Well Construction Management Services, including LOGIC General Conditions as Appendix I(10)

10.11		Agreement for the Supply of Marine Seismic Data Application and Processing Services, dated September 20, 2011 between SCS Corporation and CGG Veritas Services SA(16)

10.12		Form of Securities Purchase Agreement, dated January 30, 2012, between Hyperdynamics Corporation and investors in the offering(17)

10.13		Placement Agency Agreement, dated January 30, 2012, by and between Hyperdynamics Corporation and Rodman & Renshaw, LLC(17)

10.14		Purchase and Sale Agreement between SCS Corporation Ltd. and Tullow Guinea Ltd., dated November 20, 2012.(12)

Exhibit Number		Description
10.15		Joint Operating Agreement Novation and Amendment Agreement relating to the Operating Agreement for the Hydrocarbon Production Sharing Contract, offshore Guinea, between SCS Corporation Ltd., Dana Petroleum E&P Limited, and Tullow Guinea Ltd. dated December 31, 2012.(14)

10.16		Parent Company Guarantee between Tullow Oil plc and SCS Corporation Ltd., dated December 31, 2012(14)

10.17		Retention Bonus Agreement between Hyperdynamics and Paolo Amoruso, dated June 30, 2014(19)

10.18		Settlement Deed between Hyperdynamics Corporation, SCS Corporation Ltd., AGR Well Management Ltd, and Jasper Drilling Private Ltd dated May 16, 2014.

14.1		Code of Ethics(1)

21.1		Subsidiaries of the Registrant(20)

31.1	**	Certification of Chief Executive Officer of Hyperdynamics Corporation required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	**	Certification of Chief Financial Officer of Hyperdynamics Corporation required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification of Chief Executive Officer of Hyperdynamics Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)(20)

32.2		Certification of Principal Financial Officer of Hyperdynamics Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)(20)

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

(20)
Incorporated by reference to Form 10-K filed on September 12, 2014.