Form 10-Q
period 2014-09-30
HYPERDYNAMICS CORP
filed 2014-11-06
CIK 937136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934:

For the quarterly period ended September 30, 2014

or

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

As of November 3, 2014, 21,046,591 shares of common stock, $0.001 par value, were outstanding.

HYPERDYNAMICS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Number of Shares)

(Unaudited)

	September 30, 2014	June 30, 2014
ASSETS
Current assets:
Cash and cash equivalents	$27,255	$35,270
Accounts receivable — joint interest	65	65
Prepaid expenses	633	832
Other current assets	10	14
Total current assets	27,963	36,181

Property and equipment, net of accumulated depreciation of $1,866 and $1,785	316	398
Unproved oil and gas properties excluded from amortization (Full-Cost Method)	14,287	14,259
	14,603	14,657

Total assets	$42,566	$50,838

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$1,178	$5,662
Total current liabilities	1,178	5,662

Commitments and contingencies (Note 7)	—	—

Shareholders’ equity:
Preferred stock, $0.001 par value; 20,000,000 authorized, 0 shares issued and outstanding	—	—
Common stock, $0.001 par value, 43,750,000 shares authorized; 21,046,591 shares issued and outstanding	169	169
Additional paid-in capital	317,019	316,760
Accumulated deficit	(275,800)	(271,753)
Total shareholders’ equity	41,388	45,176
Total liabilities and shareholders’ equity	$42,566	$50,838

The accompanying notes are an integral part of these condensed consolidated financial statements.

HYPERDYNAMICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Number of Shares and Per Share Amounts)

(Unaudited)

	Three Months Ended September 30,
	2014	2013
Costs and expenses:
Depreciation	$86	$110
General, administrative and other operating	3,962	4,368
Loss from operations	(4,048)	(4,478)
Interest Income	1	24
Loss before income tax	(4,047)	(4,454)
Income tax	—	—
Net loss	$(4,047)	$(4,454)

Basic and diluted loss per common share	$(0.19)	$(0.21)

Weighted average shares outstanding — basic and diluted	21,046,591	21,046,591

The accompanying notes are an integral part of these condensed consolidated financial statements.

HYPERDYNAMICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In Thousands)

(Unaudited)

	Three Months Ended September 30,
	2014	2013
Net loss	$(4,047)	$(4,454)
Other comprehensive income (loss):
Unrealized gain on available-for-sale securities	—	17
Other comprehensive income	—	17
Comprehensive loss	$(4,047)	$(4,437)

The accompanying notes are an integral part of these condensed consolidated financial statements.

HYPERDYNAMICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In Thousands, Except Number of Shares)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total
Balance, July 1, 2013	21,046,591	$169	$316,235	$(254,636)	$(94)	$61,674
Net loss	—	—	—	(17,117)	—	(17,117)
Unrealized gain on available-for-sale securities	—	—	—	—	25	25
Reclassification adjustment for realized losses included in net income	—	—	—	—	69	69
Amortization of fair value of stock options	—	—	525	—	—	525
Balance, June 30, 2014	21,046,591	$169	$316,760	$(271,753)	$	$45,176
Net loss	—	—	—	(4,047)	—	(4,047)
Amortization of fair value of stock options	—	—	259	—	—	259
Balance, September 30, 2014	21,046,591	$169	$317,019	$(275,800)	$—	$41,388

The accompanying notes are an integral part of these condensed consolidated financial statements.

HYPERDYNAMICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,047)	$(4,454)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	86	110
Stock based compensation	259	284
Amortization of premium on short term investments	—	212
Changes in operating assets and liabilities:
Decrease in accounts receivable — joint interest	—	165
Decrease in Prepaid expenses	199	178
Decrease in Other current assets	4	37
Increase (decrease) in Accounts payable and accrued expenses	(4,472)	1,609
Decrease in Other liabilities	—	(12)
Net cash used in operating activities	(7,971)	(1,871)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(4)	(108)
Investment in unproved oil and gas properties	(40)	(1,351)
Net cash Used in investing activities	(44)	(1,459)

DECREASE IN CASH AND CASH EQUIVALENTS	(8,015)	(3,330)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	35,270	26,468
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$27,255	$23,138

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Decrease (Increase) in Accounts payable (receivable) for oil and gas properties and gas pprproperties	$12	$(289)

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

Status of our Business

We have no source of operating revenue and there is no assurance when we will, if ever. On September 30, 2014, we had $27.3 million in cash, and $1.2 million in liabilities, all of which are current liabilities. We plan to use our existing cash to fund our general corporate needs, our legal and other professional fees and our expenditures associated with the Concession, including our share of future capital expenditures that are not paid by Tullow on our behalf. We have no other material commitments; however, it is likely that we will continue to incur significant legal expenses.

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

Since September 2013, we have received subpoenas from the United States Department of Justice (“DOJ”) and the United States Securities and Exchange Commission (“SEC”) requesting that we produce documents relating to our Concession in Guinea. See additional discussion in Note 7. We are unable to predict the outcome or future cost associated with legal proceedings and the investigations being conducted by the DOJ and SEC; however, we incurred approximately $7.5 million in legal and other professional fees related to the investigations in the year ended June 30, 2014, another $1.1 million in the three month period ended September 30, 2014. It is likely that we will continue to incur significant legal expenses.

Pursuant to the Share Purchase Agreement (“SPA”) between Tullow and us, Tullow agreed to pay all of our participating interest share of expenditures associated with joint operations in the Concession up to a gross expenditure cap of $100 million incurred during the carry period that began on September 21, 2013. The timing of the planned well is uncertain. We will be responsible for our 37% interest share of the cost in excess of the remaining gross carry amount. Additionally, Tullow agreed to pay our participating interest share of future costs for the drilling of an appraisal of the initial exploration well, if drilled, up to a gross expenditure cap of $100 million.

The Consortium planned to drill the exploration well in the ultra-deepwater portion of the Concession in the first half of calendar 2014. On March 11, 2014 Tullow unilaterally asserted its claim that there had been a Force Majeure event under the PSC with the Government of Guinea, the Joint Operating Agreement (“JOA”) between Dana, Tullow and us and the SPA. Tullow stated in its notice that the decisions by the DOJ and the SEC to open investigations into our activities in obtaining and retaining the Concession rights constituted a Force Majeure event under the terms of the PSC, JOA and SPA.  Tullow unilaterally lifted its declaration of Force Majeure effective May 3, 2014.  Diligent efforts are being made to satisfy the conditions to resuming petroleum operations which include clarification from the government of Guinea that the investigations of Hyperdynamics will not adversely affect operations under the PSC. The Consortium continues to evaluate the Ebola virus outbreak in Guinea and surrounding counties. We cannot predict the timing or outcome of these events.

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

Principles of consolidation

The accompanying unaudited consolidated financial statements include the accounts of Hyperdynamics and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States and the rules of the Securities and Exchange Commission (SEC), and should be read in conjunction with the audited financial statements and notes thereto contained in our Annual Report filed with the SEC on Form 10-K for the year ended June 30, 2014. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year ended June 30, 2014, as reported in the Form 10-K, have been omitted.

Use of estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and expenses at the balance sheet date and for the period then ended. Actual results could differ from these estimates.

Cash and cash equivalents

Cash equivalents are highly liquid investments with an original maturity of three months or less.  For the periods presented, we maintained all of our cash in bank deposit accounts which, at times, exceed the federally insured limits.

Joint interest receivable and allowance for doubtful accounts

We establish provisions for losses on accounts receivable if we determine that we will not collect all or part of the outstanding balance. Accounts receivable are written down to reflect our best estimate of realizability based upon known specific analysis, historical experience, and other currently available evidence of the net collectible amount. There is no allowance for doubtful accounts as of September 30, 2014 or June 30, 2014. At September 30, 2014 and at June 30, 2014 we had a balance of $65,000, all of which related to joint interest billings to Tullow and Dana Petroleum (E&P) Limited (“Dana”), who own 40% and 23% participating interests in the Concession, respectively.

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

All potential dilutive securities, including potentially dilutive options, warrants and convertible securities, if any, were excluded from the computation of dilutive net loss per common share for the three month periods ended September 30, 2014 and 2013, respectively, as their effects are antidilutive due to our net loss for those periods.

Stock options to purchase approximately 1.0 million common shares at an average exercise price of $10.11 and warrants to purchase approximately 32,000 shares of common stock at an average exercise price of $11.69 were outstanding at September 30, 2014. Using the treasury stock method, had we had net income, approximately 1,500 common shares attributable to our outstanding stock options would have been included in the fully diluted earnings per share for the quarter ended September 30, 2014.  There would have been no dilution attributable to our outstanding warrants to purchase common shares. Had we had net income, approximately 16,500 common shares attributable to our outstanding unvested restricted stock awards would have been included in the fully diluted earnings per share for the quarter ended September 30, 2014.

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

Contingencies

We are subject to legal proceedings, claims and liabilities. We accrue for losses associated with legal claims when such losses are probable and can be reasonably estimated. These accruals are adjusted as additional information becomes available or circumstances change. Legal fees are charged to expense as they are incurred.  See Note 7 for more information on legal proceedings.

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

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The carrying values of cash and cash equivalents, accounts receivable — joint interest and accounts payable approximate fair value. Available-for-sale securities, which consisted entirely of Corporate Debt securities, were valued at the closing price reported in the active market in which the security was traded. As of September 30, 2014, there were no remaining investments on hand.

Foreign currency gains and losses from current operations

In accordance with ASC Topic 830, Foreign Currency Matters, the functional currency of our international subsidiaries is the U.S. Dollar. Gains and losses from foreign currency transactions arising from operating assets and liabilities are included in general, administrative and other operating expense, have not been significant. Net foreign currency transaction gains (losses) were $ (14) thousand for the three month period ended September 30, 2014, as compared to $(0.4) million for the three month period ended September 30, 2013.

Recently issued or adopted accounting pronouncements

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward exists, which requires that an entity present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. ASU 2013-11 eliminates diversity in practice for presentation of an unrecognized tax benefits when such a carryforward is available to reduce the taxable income or tax payable that would result from the disallowance of a tax position. We adopted this accounting guidance in this, our first quarter of fiscal 2015 with no impact on our financial position or results of operations.

2. INVESTMENT IN OIL AND GAS PROPERTIES

Investment in oil and gas properties consists entirely of our Guinea Concession in offshore West Africa. We owned a 77% participating interest in our Guinea Concession prior to the sale of a 40% gross interest to Tullow which closed on December 31, 2012. We now own a 37% interest in the Concession.

We follow the “Full-Cost” method of accounting for oil and natural gas property and equipment costs. Under this method, internal costs incurred that were directly identified with exploration, development, and acquisition activities undertaken by us for our own account, and which were not related to production, general corporate overhead, or similar activities, are capitalized. Capitalization of internal costs was discontinued April 1, 2013 when Tullow became the operator. Geological and geophysical costs incurred that are directly associated with specific unproved properties are capitalized in “Unproved properties excluded from amortization” and evaluated as part of the total capitalized costs associated with a prospect. The cost of unproved properties not being amortized is assessed to determine whether such properties have been impaired. In determining whether such costs should be impaired, we evaluate current drilling results and available geological and geophysical information.

We exclude capitalized costs of unproved oil and gas properties from amortization until evaluated. Geological and geophysical information pertaining to the Guinea concession was collected and evaluated and no reserves have been attributed to the concession.

The following table provides detail of total capitalized costs for our Guinea concession which remain unproved and unevaluated and are excluded from amortization as of September 30, 2014 and June 30, 2014 (in thousands):

	September 30, 2014	June 30, 2014
Oil and Gas Properties:
Unproved properties not subject to amortization	$14,287	$14,259

During the three month period ended September 30, 2014, our oil and gas property balance increased by $28 thousand as a result of additional geological and geophysical costs incurred. Evaluation activities of these unproved properties are expected to be completed within the next one to two years.

In prior periods we had presented oil and gas properties on the Consolidated Balance Sheets and within this footnote on a gross basis with the impaired properties presented as proved oil and gas properties, then fully amortized after applying the Full-Cost ceiling test, resulting in the net amount of unproved oil and gas properties. We revised our disclosures to eliminate any amounts identified as proved oil and gas properties, and have presented the Full-Cost ceiling test write-down directly against the unproved property account. All prior periods presented were conformed to follow the current period presentation.

Sale of Interest to Tullow

On December 31, 2012, we closed a sale to Tullow of a 40% gross interest in the Concession. As consideration, we received $27 million from Tullow as reimbursement of our past costs in the Concession and, as additional consideration, Tullow agreed to:  (i) pay our participating interest share of future costs associated with the drilling of an exploration well in at least 2,000 meters of water in the deepwater fan area of the Concession, up to a gross expenditure cap of $100 million; and (ii) pay our share of costs for an appraisal well of the initial exploration well, if drilled, subject to a gross expenditure cap on the appraisal well of $100 million. Tullow is obligated to pay its 40% participating interest share of costs associated with the Concession as of November 20, 2012, the date of execution of the purchase and sale agreement. Tullow began to pay our costs attributable to the Concession on September 21, 2013.  Tullow will continue to pay our costs, subject to the gross expenditure cap of $100 million, until 90 days following the date on which the rig contracted to drill the exploration well moves off the well location. We are responsible for our share of any costs exceeding the gross expenditure cap of $100 million on either well. Tullow agreed to use reasonable endeavors to provide for the commencement of drilling of the exploration well not later than April 1, 2014. The $27 million payment was received by us on December 31, 2012 and was recorded as a reduction in unproved oil and gas properties, net of transaction costs of approximately $3.3 million.

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

3. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses (in thousands) as of September 30, 2014 and June 30, 2014 include the following:

	September 30, 2014	June 30, 2014
Accounts payable — trade and oil and gas exploration activities	$270	$998
Accounts payable — joint interest partner share of legal settlement	—	1,890
Accounts payable — legal costs	496	2,492
Accrued payroll and bonus	412	282
	$1,178	$5,662

4. INVESTMENTS

During the third and fourth quarters of fiscal 2013, we purchased a total of $15.5 million in debt securities which were classified as available-for-sale. These securities matured during the third quarter of fiscal 2014. No investments were held and we had no securities classified as held-to-maturity as of September 30, 2014 or June 30, 2014.

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

The 2010 Plan provides for the grants of shares of common stock, restricted stock units or incentive stock options and/or nonqualified stock options to purchase our common stock to selected employees, directors, officers, agents, consultants, attorneys, vendors and advisors of ours’ or of any parent or subsidiary thereof. Shares of common stock or restricted stock can only be granted under the 2010 Plan within 10 years from the plan effective date of February 18, 2010. A maximum of 1,250,000 shares are issuable under the 2010 Plan and at September 30, 2014, 310,357 shares remained available for issuance.

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

The following table provides information about options during the three months ended September 30, 2014 and 2013:

	2014	2013
Number of options granted	6,844	3,359
Compensation expense recognized	$135,000	$284,000
Compensation cost capitalized	—	—
Weighted average fair value of options outstanding	$7.16	$8.53

The following table details the significant assumptions used to compute the fair market values of employee and director stock options granted during the three month periods ended September 30, 2014 and 2013:

	2014	2013
Risk-free interest rate	0.05%	0.08-0.90%
Dividend yield	0%	0%
Volatility factor	216%	74-95%
Expected life (years)	0.5	0.50-3.25

Summary information regarding employee and director stock options issued and outstanding under all plans as of September 30, 2014 is as follows:

	Options	Weighted Average Exercise Price	Aggregate intrinsic value	Weighted average remaining contractual term (years)
Options outstanding at July 1, 2014	1,441,727	$8.76	$8,327	3.14
Granted	6,844	3.25
Exercised	—	—
Forfeited	(378,788)	4.84
Expired	(82,677)	10.17
Options outstanding at September 30, 2014	987,106	$10.11	$—	3.92
Options exercisable at September 30, 2014	528,440	$15.68	$—	3.52

Options outstanding and exercisable as of September 30, 2014

Exercise Price	Outstanding Number of Shares	Remaining Life	Exercisable Number of Shares
$1.92-4.00	13,453	1 year	13,453
$1.92-4.00	460,656	4 years	51,883
$4.01-10.00	53,631	1 year	53,631
$4.01-10.00	156,241	3 years	113,035
4.01-10.00	5,562	4 years	750
4.01-10.00	7,500	5 years	7,500
$4.01-10.00	39,875	6 years	39,875
$10.01-20.00	50,125	1 year	50,125
$10.01-20.00	3,750	2 years	2,500
10.01-20.00	28,750	6 years	28,750
$20.01-30.00	1,875	2 years	1,250
$20.01-30.00	47,875	6 years	47,875
$30.01-40.00	9,375	1 year	9,375
$30.01-40.00	31,250	2 years	31,250
$30.01-40.00	65,938	7 years	65,938
$40.01-50.00	11,250	7 years	11,250
	987,106		528,440

At September 30, 2014, there was $0.9 million of unrecognized compensation costs related to non-vested share based compensation arrangements granted to employees and directors under the plans, with an amortization period of two to three years.

Restricted Stock

The fair value of restricted stock awards classified as equity awards is based on the Company’s stock price as of the date of grant. During the year ended June 30, 2014, we granted restricted stock awards with a fair value of $0.1 million or 21,030 shares. These awards do not grant any rights as a shareholder of the company until a certificate for the vested shares of common stock has been issued. There were no restricted stock awards issued in the three months ended September 30, 2014. Summary information regarding employee and director restricted stock issued and outstanding under the 2010 Plan as of September 30, 2014 is as follows:

	Shares	Weighted Average Grant Price
Balance at July 1, 2014	21,030	$4.12
Granted	—	—
Vested	—	—
Forfeited	(4,412)	4.12
Expired	—	—
Balance at September 30, 2014	16,618	$4.12
Vested at September 30, 2014	—	$—

6. INCOME TAXES

Federal income taxes are not due as we have had losses since inception. Our effective tax rate for the three month periods ended September 30, 2014 and 2013 is zero percent. This rate is lower than the U.S. statutory rate of 35 percent primarily due to the valuation allowance applied against our net deferred tax assets.

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

Shareholder Lawsuits

On April 2, 2012, a lawsuit styled as a class action was filed in the U.S. District Court for the Southern District of Texas against us and our chief executive officer alleging that we made false and misleading statements that artificially inflated our stock prices. The lawsuit alleges, among other things, that we misrepresented the prospects and progress of our drilling operations, including our drilling of the Sabu-1 well and plans to drill the Baraka-1 well off the coast of the Republic of Guinea.  The lawsuit seeks damages based on Sections 10(b) and 20 of the Securities Exchange Act of 1934, although the specific amount of damages is not specified. Although several lead plaintiffs were appointed by the Court and then withdrew from the matter, a lead plaintiff has now been appointed and a scheduling order governing briefing on a motion to dismiss has been entered by the Court.  On May 12, 2014, lead plaintiff filed his amended complaint, and defendants filed their motion to dismiss on July 11, 2014. On August 20, 2014, the lead plaintiff filed a response to our motion to dismiss, and we filed our reply on September 19, 2014. We have assessed the status of this matter and have concluded that an adverse judgment remains reasonably possible, but not probable. As a result, no provision has been made in the consolidated financial statements. Given the early stage of this dispute, we are unable to estimate a range of possible loss; however, in our opinion, the outcome of this dispute will not have a material effect on our financial condition and results of operations.

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

On May 6, 2014, a purported shareholder derivative petition was filed against all of our directors and our current and former chief financial officer in the District Court of Harris County, Texas. The petition alleges breaches of their fiduciary duties, gross mismanagement, abuse of control, waste and unjust enrichment in connection with potential violations by us of the FCPA. The plaintiff seeks unspecified damages against these persons and does not request any damages from us. The plaintiff did not make a demand on our Board of Directors prior to filing the suit. The plaintiff filed an amended petition on September 16, 2014, and our response was filed on October 31, 2014.

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

If violations of the FCPA occurred, we could be subject to fines, civil and criminal penalties, equitable remedies, and injunctive relief.   We could also face fines, sanctions and other penalties from authorities in other jurisdictions that could affect our ability to conduct business operations in those jurisdictions. In addition, disclosure and the pendency of the investigation could adversely affect our reputation and our ability to obtain new business or retain existing business or implement our business plan, to attract and retain employees and to access the capital markets. No amounts have been accrued related to any potential fines, sanctions or other penalties. We cannot currently predict what, if any, actions may be taken by the DOJ, the SEC, the applicable government or other authorities or the effect the actions may have on our results of operations, financial condition, on our financial statements or on our business in Guinea and other jurisdictions. We are unable to predict when the investigations will be completed, what outcome will result or what total costs we will incur in the course of the investigations. We incurred approximately $7.5 million in legal and other professional fees associated with the FCPA investigations in the year ended June 30, 2014, an additional $1.1 million in the three month period ended September 30, 2014, and it is likely that we will continue to incur additional significant legal expenses.

COMMITMENTS AND CONTINGENCIES

Operating Leases

We lease office space under long-term operating leases with varying terms. Most of the operating leases contain renewal and purchase options. We expect that in the normal course of business, the majority of operating leases will be renewed or replaced by other leases.

The following is a schedule by years of minimum future rental payments required under operating leases that have initial or remaining non-cancellable lease terms in excess of one year as of September 30, 2014 (in thousands):

Years ending June 30:
2015	$229
2016	386
2017	392
2018	399
2019 and thereafter	406
Total minimum payments required	$1,812

Rent expense included in net loss from operations for the three month periods ended September 30, 2014 and 2013 was $0.1 million in each period.

8. SUBSEQUENT EVENT

In an effort to continue to reduce our cost structure, our Board of Directors decided to make additional reductions in our workforce. This reduction will begin in mid-November 2014 and continue through December 31, 2014 and is expected to reduce our current staff from 17 employees to 11 employees. The employees will be paid a severance according with the Company’s stated policy that should cost approximately $0.7 million. This reduction is expected to reduce fiscal year 2015 costs by approximately $0.8 million.

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

Pursuant to the Share Purchase Agreement (“SPA”) between Tullow and us, Tullow agreed to pay all of our participating interest share of expenditures associated with joint operations in the Concession up to a gross expenditure cap of $100 million incurred during the carry period that began on September 21, 2013. The timing of the planned well is uncertain. We will be responsible for our 37% interest share of the cost in excess of the remaining gross carry amount. Additionally, Tullow agreed to pay our participating interest share of future costs for the drilling of an appraisal of the initial exploration well, if drilled, up to a gross expenditure cap of $100 million.

The Consortium planned to drill the exploration well in ultra-deepwater in the first half of calendar 2014. On March 11, 2014 Tullow unilaterally asserted its claim that there had been a Force Majeure event under the PSC with the Government of Guinea, the Joint Operating Agreement (“JOA”) between Dana, Tullow and us and the SPA. Tullow stated in its notice that the decisions by the DOJ and the SEC to open investigations into our activities in obtaining and retaining the Concession rights constituted a Force Majeure event under the terms of the PSC, JOA and SPA. Tullow unilaterally lifted its declaration of Force Majeure effective May 3, 2014.  Diligent efforts are being made to satisfy the conditions to resuming petroleum operations which include clarification from the government of Guinea that the investigations of Hyperdynamics will not adversely affect operations under the PSC. The Consortium continues to evaluate the Ebola virus outbreak in Guinea and surrounding countries. We cannot predict the timing or outcome of these events.

Since the grant of the Concession, we have conducted 2-dimensional (“2D”) and 3-dimensional (“3D”) seismic surveys of a portion of the Concession and drilled one non-commercial well completed in February of 2012. The most recent 3D seismic survey covering approximately 4,000 square kilometers in the deeper water portion of the Concession was completed and processed. These results are being used by the Consortium in the planning of the next exploratory well.

Our primary focus is the advancement of exploration work in Guinea. We have no source of operating revenue, and there is no assurance when we will, if ever.  We have no operating cash flows, and we will require substantial additional funds, through additional participation arrangements, securities offerings, or through other means, to fulfill our business plans. If we farm-out additional interests in the Concession, our percentage will decrease.  Although we have been successful in raising capital and in entering into key participation arrangements with Dana and Tullow, we have no firm commitments for additional capital resources.  The terms of any such arrangements, if made, may not be advantageous. Our need for additional funding may also be affected by the uncertainties involved with the planned exploratory well and the FCPA investigations. Costs associated with these matters were significant in the year ended June 30, 2014, and while total costs and outcomes are not currently known, we expect the costs to continue to be substantial, having incurred $1.1 million in this first fiscal quarter.

Results of Operations

Based on the factors discussed below the net loss attributable to common shareholders for the three months ended September 30, 2014 decreased $.4 million, or nine percent to a net loss of $4.0 million, or $0.19 per share, from a net loss of $4.5 million, or $0.21 per share for the three months ended September 30, 2013.

Reportable segments

We have one reportable segment: our international operations in Guinea conducted through our subsidiary SCS. SCS is engaged in oil and gas exploration activities pertaining to offshore Guinea.

Three months ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Revenues.  There were no revenues for the three months ended September 30, 2014 and 2013.

Depreciation.   Depreciation on property and equipment decreased 22% or $24 thousand from the fiscal 2014 period to the fiscal 2015 period. Depreciation expense was $86,000 and $110,000 in the three months ended September 30, 2014 and 2013, respectively.

General, Administrative and Other Operating Expenses. Our general, administrative and other operating expenses were $4.0 million and $4.4 million for the three months ended September 30, 2014 and 2013, respectively. This represents a decrease of nine percent or $.4 million from the fiscal 2014 period to the fiscal 2015 period. The decrease in expense was attributable to decreases in personnel related costs of approximately $0.6 million, contract labor costs of $.2 million, investor services cost of $.1 million, various other corporate costs of $.2 million, and foreign currency losses of approximately $0.4 million partially offset by increased legal fees of $1.1 million, which can primarily be attributed to legal and other professional fees related to the FCPA investigations. Our foreign currency transaction losses were primarily the result of a large balance in accounts payable denominated in foreign currency, primarily associated with our drilling contract with AGR, for which payment had been frozen pending the resolution of our legal dispute with AGR. This dispute was settled in May 2014 resulting in reduced foreign currency transaction losses in the three months ended September 30, 2014.

Loss from Continuing Operations. As a result of the factors discussed above, our loss from operations decreased by $.4 million from $4.5 million in the three months ended September 30, 2013 to $4.0 million for the three months ended September 30, 2014.

Liquidity and Capital Resources

General

	Three Months Ended September 30,
	2014	2013
Net cash used in operating activities	$(7,971)	$(1,871)
Net cash used in investing activities	(44)	(1,459)
Net cash provided by financing activities	—	—
DECREASE IN CASH AND CASH EQUIVALENTS	(8,015)	(3,330)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	35,270	26,468
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$27,255	$23,138

Operating Activities

Net cash used in operating activities for the three months ended September 30, 2014 was $8.0 million compared to $1.9 million for the three months ended September 30, 2013. The increase in cash used in operating activities is primarily attributable to changes in working capital during the periods, a $4.5 million decrease of accounts payable in the current period compared to a $1.6 million increase in accounts payable in the prior period. The decrease in accounts payable in the current period can be attributed primarily to the decrease in legal and other professional fees and the payment of a joint interest owner’s share of the AGR legal settlement.

Investing Activities

Net cash used in investing activities for the three months ended September 30, 2014 was $44 thousand compared to $1.5 million in the three months ended September 30, 2013. The decrease in cash used in investing activities can primarily be attributed to completing the processing of the 3-D survey which was incurred in the prior period.

Financing Activities

There were no cash provided by financing activities during the three months ended September 30, 2014 and 2013.

Liquidity

On September 30, 2014, we had $27.3 million in cash and $1.2 million in liabilities, all of which are current. We plan to use our existing cash to fund our general corporate needs, our legal and other professional fees and our expenditures associated with the Concession, including our share of future capital expenditures that are not paid by Tullow on our behalf. We have no other material commitments; however, we have incurred significant legal expenses in the year ended June 30, 2014 and the three months ended September 30, 2014, and it is likely that we will continue to incur significant legal expenses.

Since September 2013, we have received subpoenas from the United States Department of Justice (“DOJ”) and the United States Securities and Exchange Commission (“SEC”) requesting that we produce documents relating to our Concession in Guinea. We are unable to predict the outcome or future cost associated with legal proceedings and the investigations being conducted by the DOJ and SEC. We incurred approximately $7.5 million in legal and other professional fees related to the investigations in the year ended June 30, 2014 and approximately $1.1 million in the three months ended September 30, 2014.

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

Capital Expenditures

During the first three months of fiscal 2015, we incurred an additional $28,000 in costs and we expended $12,000 for previous property additions included in accounts payable as of June 30, 2014. Additionally, during the first three months of fiscal 2015, $4,000 was expended for the purchase of property, plant and equipment. This compares to $1.4 million expended on unproved oil and gas properties during the three months ended September 30, 2013, and $.1 million on property plant and equipment.  Fiscal 2014 oil and gas properties expenditures mostly pertained to costs associated with the processing of our most recent 3-D survey.

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

Item 4. Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.  Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of June 30, 2014, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Our management, including the CEO and CFO, identified no change in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II Other Information

Item 1. Legal Proceedings

From time to time, we and our subsidiaries are involved in business disputes. We are unable to predict the outcome of such matters when they arise. Currently pending proceedings, in our opinion, will not have a material adverse effect upon our consolidated financial statements. The following are the only litigation matters with material developments during the three month period ended September 30, 2014.

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

On May 6, 2014, a purported shareholder derivative petition was filed against all of our directors and our current and former chief financial officer in the District Court of Harris County, Texas. The petition alleges breaches of their fiduciary duties, gross mismanagement, abuse of control, waste and unjust enrichment in connection with potential violations by us of the FCPA. The plaintiff seeks unspecified damages against these persons and does not request any damages from us. The plaintiff did not make a demand on our Board of Directors prior to filing the suit. The plaintiff filed an amended petition on September 16, 2014, and our response was filed on October 31, 2014.

Item 1A. Risk Factors

The following risk factors are provided to reflect material developments and to modify the risk factors previously disclosed under Item 1A. of our Annual Report on Form 10-K for the fiscal year ended June 30, 2014.

An Epidemic of the Ebola virus disease is worsening in Guinea and other parts of  West Africa and if not contained in the near future, it could adversely affect our business operations and financial condition.

The current outbreak of the Ebola virus disease is ongoing with cases on the rise in Guinea and other parts of West Africa. The World Health Organization has declared it a global health emergency and we are unable to predict the effect and potential spread of the Ebola virus. Despite the efforts of various agencies to tackle the outbreak, the Ebola epidemic has not been contained and the situation continues to deteriorate with widespread transmission across Guinea, including Conakry. Governments have begun to institute policies on the testing, monitoring and quarantining of individuals traveling from affected countries in order to avoid a worldwide pandemic. Several countries have announced travel bans to the neighboring countries of Sierra Leone and Liberia and the U.S. Center for Disease Control is recommending that people avoid non-essential travel to and from any affected areas.

Any drilling activities of the Consortium will require access to the Conakry airport and other infrastructure in Guinea. If the Ebola virus is not contained, drilling plans could be compromised and could significantly increase costs of operations. Further, if travel bans are extended to Guinea or contractors or personnel refuse to travel there, drilling plans could be delayed or interrupted after commencement. It is likely that the cost of any services could be significantly higher than planned which in turn could have a material adverse effect on our liquidity, business, and results of operations.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(A) Exhibit Number	Description

3.1.1	Certificate of Incorporation (1)

3.1.2	Certificate of Amendment of Certificate of Incorporation, dated January 21, 1997 (1)

3.1.3	Certificate of Amendment of Certificate of Incorporation, dated September 20, 1999 (1)

3.1.4	Certificate of Amendment of Certificate of Incorporation, dated December 22, 2003 (1)

3.1.5	Certificate of Amendment of Certificate of Incorporation, dated March 11, 2011 (2)

3.1.6	Certificate of Amendment of Certificate of Incorporation, dated June 28, 2013 (18)

3.1.7	Series B Certificate of Designation (4)

3.2	Amended and Restated By-laws (15)

4.1	Form of Common Stock Certificate (3)

4.2	Form of Common Stock Purchase Warrant issued to investors on February 1, 2012 (17)

10.1	Hydrocarbon Production Sharing Contract (PSA) between SCS Corporation and the Republic of Guinea, dated September 22, 2006 (5)

10.2	Amendment No. 1 to the Hydrocarbons Production Sharing Contract between SCS Corporation and the Republic of Guinea, dated March 25, 2010 (8)

10.3*	Amended and Restated Employment Agreement between Hyperdynamics and Ray Leonard, effective as of July 23, 2012 (6)

10.4	Sale and Purchase Agreement between Hyperdynamics Corporation and Dana Petroleum (E&P) Limited, effective as of December 4, 2009 (9)

10.5	Operating Agreement between SCS Corporation and Dana Petroleum (E&P) Limited, dated January 28, 2010 (13)

10.6*	2010 Equity Incentive Plan as amended (11)

10.7*	Form of Incentive Stock Option Agreement (7)

10.8*	Form of Non-Qualified Stock Option Agreement (7)

10.9*	Form of Restricted Stock Agreement (7)

10.10	Contract Number: AGR/C105/10 between SCS Corporation and AGR Peak Well Management Limited for Provision of Well Construction Management Services, including LOGIC General Conditions as Appendix I (10)

10.11	Agreement for the Supply of Marine Seismic Data Application and Processing Services, dated September 20, 2011 between SCS Corporation and CGG Veritas Services SA (16)

10.12	Form of Securities Purchase Agreement, dated January 30, 2012, between Hyperdynamics Corporation and investors in the offering (17)

10.13	Placement Agency Agreement, dated January 30, 2012, by and between Hyperdynamics Corporation and Rodman & Renshaw, LLC (17)

10.14	Purchase and Sale Agreement between SCS Corporation Ltd. and Tullow Guinea Ltd., dated November 20, 2012. (12)

10.15

Joint Operating Agreement Novation and Amendment Agreement relating to the Operating Agreement for the Hydrocarbon Production Sharing Contract, offshore Guinea, between SCS Corporation Ltd., Dana Petroleum E&P Limited, and Tullow Guinea Ltd. dated December 31, 2012. (14)

10.16	Parent Company Guarantee between Tullow Oil plc and SCS Corporation Ltd., dated December 31, 2012 (14)

10.17	Retention Bonus Agreement between Hyperdynamics and Paolo Amoruso, dated June 30, 2014 (19)

10.18	Settlement Deed between Hyperdynamics Corporation, SCS Corporation Ltd., AGR Well Management Ltd, and Jasper Drilling Private Ltd dated May 16, 2014 (20)

14.1	Code of Ethics (1)

21.1	Subsidiaries of the Registrant (20)

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

101.INS	XBRL Instance Document (21)

101.SCH	XBRL Taxonomy Extension Schema Document (21)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (21)

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document (21)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (21)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (21)

*	Management contracts or compensatory plans or arrangements.
**	Filed herewith.
(1)	Incorporated by reference to Form 10-K filed September 11, 2013.
(2)	Incorporated by reference to Schedule 14A filed January 11, 2011 and filed herewith.
(3)	Incorporated by reference to Form S-1 filed January 12, 2006, as amended.
(4)	Incorporated by reference to Form 8-K filed June 15, 2001.
(5)	Incorporated by reference to Form 8-K filed September 28, 2006.
(6)	Incorporated by reference to Form 10-K filed on September 13, 2012.
(7)	Incorporated by reference to Form S-8 filed June 14, 2010.
(8)	Incorporated by reference to Form 8-K, dated March 31, 2010.
(9)	Incorporated by reference to Form 8-K, filed December 7, 2009.
(10)	Incorporated by reference to Form 8-K filed December 6, 2010.
(11)	Incorporated by reference to Form 8-K filed November 6, 2012.
(12)	Incorporated by reference to Form 8-K filed November 21, 2012.
(13)	Incorporated by reference to Form 8-K, dated January 29, 2010.
(14)	Incorporated by reference to Form 8-K, dated January 7, 2013.
(15)	Incorporated by reference to Form 8-K filed December 28, 2011.
(16)	Incorporated by reference to Form 8-K filed on September 23, 2011.
(17)	Incorporated by reference to Form 8-K filed on February 1, 2012.
(18)	Incorporated by reference to Form 8-K filed on June 28, 2013
(19)	Incorporated by reference to Form 8-K filed on July 1, 2013.
(20)	Incorporated by reference to Form 10-K filed on September 12, 2014.
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

Hyperdynamics Corporation
(Registrant)

By:	/S/ Ray Leonard
Ray Leonard
Chief Executive Officer

Dated: November 6, 2014

By:	/S/ David Wesson
David Wesson
Vice President and Chief Financial and Accounting Officer

Dated: November 6, 2014

Exhibit Index

Exhibit Number	Description

3.1.1	Certificate of Incorporation (1)

3.1.2	Certificate of Amendment of Certificate of Incorporation, dated January 21, 1997 (1)

3.1.3	Certificate of Amendment of Certificate of Incorporation, dated September 20, 1999 (1)

3.1.4	Certificate of Amendment of Certificate of Incorporation, dated December 22, 2003 (1)

3.1.5	Certificate of Amendment of Certificate of Incorporation, dated March 11, 2011 (2)

3.1.6	Certificate of Amendment of Certificate of Incorporation, dated June 28, 2013 (18)

3.1.7	Series B Certificate of Designation (4)

3.2	Amended and Restated By-laws (15)

4.1	Form of Common Stock Certificate (3)

4.2	Form of Common Stock Purchase Warrant issued to investors on February 1, 2012 (17)

10.1	Hydrocarbon Production Sharing Contract (PSA) between SCS Corporation and the Republic of Guinea, dated September 22, 2006 (5)

10.2	Amendment No. 1 to the Hydrocarbons Production Sharing Contract between SCS Corporation and the Republic of Guinea, dated March 25, 2010 (8)

10.3*	Amended and Restated Employment Agreement between Hyperdynamics and Ray Leonard, effective as of July 23, 2012 (6)

10.4	Sale and Purchase Agreement between Hyperdynamics Corporation and Dana Petroleum (E&P) Limited, effective as of December 4, 2009 (9)

10.5	Operating Agreement between SCS Corporation and Dana Petroleum (E&P) Limited, dated January 28, 2010 (13)

10.6*	2010 Equity Incentive Plan as amended (11)

10.7*	Form of Incentive Stock Option Agreement (7)

10.8*	Form of Non-Qualified Stock Option Agreement (7)

10.9*	Form of Restricted Stock Agreement (7)

10.10	Contract Number: AGR/C105/10 between SCS Corporation and AGR Peak Well Management Limited for Provision of Well Construction Management Services, including LOGIC General Conditions as Appendix I (10)

10.11	Agreement for the Supply of Marine Seismic Data Application and Processing Services, dated September 20, 2011 between SCS Corporation and CGG Veritas Services SA (16)

10.12	Form of Securities Purchase Agreement, dated January 30, 2012, between Hyperdynamics Corporation and investors in the offering (17)

10.13	Placement Agency Agreement, dated January 30, 2012, by and between Hyperdynamics Corporation and Rodman & Renshaw, LLC (17)

10.14	Purchase and Sale Agreement between SCS Corporation Ltd. and Tullow Guinea Ltd., dated November 20, 2012. (12)

10.15

Joint Operating Agreement Novation and Amendment Agreement relating to the Operating Agreement for the Hydrocarbon Production Sharing Contract, offshore Guinea, between SCS Corporation Ltd., Dana Petroleum E&P Limited, and Tullow Guinea Ltd. dated December 31, 2012. (14)

10.16	Parent Company Guarantee between Tullow Oil plc and SCS Corporation Ltd., dated December 31, 2012 (14)

10.17	Retention Bonus Agreement between Hyperdynamics and Paolo Amoruso, dated June 30, 2014 (19)

10.18	Settlement Deed between Hyperdynamics Corporation, SCS Corporation Ltd., AGR Well Management Ltd, and Jasper Drilling Private Ltd dated May 16, 2014 (20)

14.1	Code of Ethics (1)

21.1	Subsidiaries of the Registrant (20)

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

101.INS	XBRL Instance Document (21)

101.SCH	XBRL Taxonomy Extension Schema Document (21)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (21)

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document (21)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (21)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (21)

*	Management contracts or compensatory plans or arrangements.
**	Filed herewith.
(1)	Incorporated by reference to Form 10-K filed September 11, 2013.
(2)	Incorporated by reference to Schedule 14A filed January 11, 2011 and filed herewith.
(3)	Incorporated by reference to Form S-1 filed January 12, 2006, as amended.
(4)	Incorporated by reference to Form 8-K filed June 15, 2001.
(5)	Incorporated by reference to Form 8-K filed September 28, 2006.
(6)	Incorporated by reference to Form 10-K filed on September 13, 2012.
(7)	Incorporated by reference to Form S-8 filed June 14, 2010.
(8)	Incorporated by reference to Form 8-K, dated March 31, 2010.
(9)	Incorporated by reference to Form 8-K, filed December 7, 2009.
(10)	Incorporated by reference to Form 8-K filed December 6, 2010.
(11)	Incorporated by reference to Form 8-K filed November 6, 2012.
(12)	Incorporated by reference to Form 8-K filed November 21, 2012.
(13)	Incorporated by reference to Form 8-K, dated January 29, 2010.
(14)	Incorporated by reference to Form 8-K, dated January 7, 2013.
(15)	Incorporated by reference to Form 8-K filed December 28, 2011.
(16)	Incorporated by reference to Form 8-K filed on September 23, 2011.
(17)	Incorporated by reference to Form 8-K filed on February 1, 2012.
(18)	Incorporated by reference to Form 8-K filed on June 28, 2013
(19)	Incorporated by reference to Form 8-K filed on July 1, 2013.
(20)	Incorporated by reference to Form 10-K filed on September 12, 2014.
(21)

Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, and is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended and otherwise is not subject to liability under these sections.