Form 10-Q
period 2014-12-31
HYPERDYNAMICS CORP
filed 2015-02-05
CIK 937136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934:

For the quarterly period ended December 31, 2014

or

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

As of February 02, 2015, 21,046,591 shares of common stock, $0.001 par value, were outstanding.

HYPERDYNAMICS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Number of Shares)

(Unaudited)

	December 31, 2014	June 30, 2014
ASSETS
Current assets:
Cash and cash equivalents	$25,019	$35,270
Accounts receivable — joint interest	65	65
Prepaid expenses	409	832
Other current assets	15	14
Total current assets	25,508	36,181

Property and equipment, net of accumulated depreciation of $1,933 and $1,785	246	398
Unproved oil and gas properties excluded from amortization (Full-Cost Method)	14,291	14,259
	14,537	14,657

Total assets	$40,045	$50,838

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$2,300	$5,662
Total current liabilities	2,300	5,662

Commitments and contingencies (Note 7)	—	—

Shareholders’ equity:
Preferred stock, $0.001 par value; 20,000,000 authorized, 0 shares issued and outstanding	—	—
Common stock, $0.001 par value, 43,750,000 shares authorized; 21,046,591 shares issued and outstanding	169	169
Additional paid-in capital	317,077	316,760
Accumulated deficit	(279,501)	(271,753)
Total shareholders’ equity	37,745	45,176
Total liabilities and shareholders’ equity	$40,045	$50,838

The accompanying notes are an integral part of these condensed consolidated financial statements.

HYPERDYNAMICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Number of Shares and Per Share Amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
Costs and expenses:
Depreciation	$69	$111	$155	$221
General, administrative and other operating	3,633	8,262	7,595	12,630
Loss from operations	(3,702)	(8,373)	(7,750)	(12,851)
Interest income	1	20	2	44
Loss before income tax	(3,701)	(8,353)	(7,748)	(12,807)
Income tax	—	—	—	—
Net loss	$(3,701)	$(8,353)	$(7,748)	$(12,807)

Basic and diluted loss per share	$(0.18)	$(0.40)	$(0.37)	$(0.61)

Weighted average shares outstanding — basic and diluted	21,046,591	21,046,591	21,046,591	21,046,591

The accompanying notes are an integral part of these condensed consolidated financial statements.

HYPERDYNAMICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In Thousands)

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
Net loss	$(3,701)	$(8,353)	$(7,748)	$(12,807)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	—	8	—	25
Other comprehensive income	—	8	—	25
Comprehensive loss	$(3,701)	$(8,345)	$(7,748)	$(12,782)

The accompanying notes are an integral part of these condensed consolidated financial statements.

HYPERDYNAMICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In Thousands, Except Number of Shares)

(Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total
Balance, July 1, 2013	21,046,591	$169	$316,235	$(254,636)	$(94)	$61,674
Net loss	—	—	—	(17,117)	—	(17,117)
Unrealized gain on available-for-sale securities	—	—	—	—	25	25
Reclassification adjustment for realized losses included in net income	—	—	—	—	69	69
Amortization of fair value of stock options	—	—	525	—	—	525
Balance, June 30, 2014	21,046,591	$169	$316,760	$(271,753)	$—	$45,176
Net loss	—	—	—	(7,748)	—	(7,748)
Amortization of fair value of stock options	—	—	317	—	—	317
Balance, December 31, 2014	21,046,591	$169	$317,077	$(279,501)	$—	$37,745

The accompanying notes are an integral part of these condensed consolidated financial statements.

HYPERDYNAMICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Six Months Ended December 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,748)	$(12,807)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	155	221
Stock based compensation	317	439
Amortization of premium on short term investments	—	201
Changes in operating assets and liabilities:
Decrease in accounts receivable — joint interest	—	384
Decrease in Prepaid expenses	423	358
(Increase) decrease in Other current assets	(1)	40
Increase (decrease) in Accounts payable and accrued expenses	(3,350)	4,372
Decrease in Other liabilities	—	(24)
Net cash used in operating activities	(10,204)	(6,816)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(3)	(112)
Investment in unproved oil and gas properties	(44)	(1,523)
Net cash Used in investing activities	(47)	(1,635)

DECREASE IN CASH AND CASH EQUIVALENTS	(10,251)	(8,451)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	35,270	26,468
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$25,019	$18,017

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Decrease (Increase) in Accounts payable (receivable) for oil and gas properties and gas properties	$12	$(342)

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

Status of our Business

We have no source of operating revenue and there is no assurance when we will, if ever. On December 31, 2014, we had $25 million in cash, and $2.3 million in liabilities, all of which are current liabilities. We plan to use our existing cash to fund our general corporate needs, our legal and other professional fees and our expenditures associated with the Concession, including our share of future capital expenditures that are not paid by Tullow Guinea Ltd (“Tullow”) on our behalf. We have no other material commitments; however, it is likely that we will continue to incur significant legal expenses.

On December 31, 2012, we closed a sale to Tullow, a subsidiary of Tullow Oil plc, of a 40% gross interest in the Concession. We now hold a 37% participating interest, with Dana Petroleum, PLC (“Dana”), which is a subsidiary of the Korean National Oil Corporation, holding the remaining 23% interest in the Concession. We refer to Tullow, Dana and us in the Concession as the “Consortium”.

We have drilled one exploratory well, the Sabu-1 well, which reached the planned total depth of 3,600 meters below the surface in February 2012. We determined the well to be non-commercial. As a result, we evaluated the costs associated with the well, subjected them to the Full-Cost Ceiling Test, resulting in a Full-Cost Ceiling Test write-down.

We received subpoenas from the United States Department of Justice (“DOJ”) in September 2013 and from the United States Securities and Exchange Commission (“SEC”) in February 2014 requesting that we produce documents relating to our Concession in Guinea. See additional discussion in Note 7. We are unable to predict the outcome or future cost associated with legal proceedings and the investigations being conducted by the DOJ and SEC; however, we incurred approximately $7.5 million in legal and other professional fees related to the investigations in the year ended June 30, 2014 and another $2.8 million in the six month period ended December 31, 2014. It is likely that we will continue to incur significant legal expenses.

Pursuant to the Share Purchase Agreement (“SPA”) between Tullow and us, Tullow agreed to pay all of our participating interest share of expenditures associated with joint operations in the Concession up to a gross expenditure cap of $100 million incurred during the carry period that began on September 21, 2013. The timing of the planned well is uncertain. We will be responsible for our 37% interest share of the cost in excess of the remaining gross carry amount. Additionally, Tullow agreed to pay our participating interest share of future costs associated with the drilling of an appraisal of the initial exploration well, if drilled, up to a gross expenditure cap of $100 million.

The Consortium planned to drill the exploration well in the ultra-deepwater portion of the Concession in the first half of calendar 2014. On March 11, 2014 Tullow unilaterally asserted its claim that there had been a Force Majeure event under the PSC with the Government of Guinea, the Joint Operating Agreement (“JOA”) between Dana, Tullow and us and the SPA. Tullow stated in its notice that the decisions by the DOJ and the SEC to open investigations into our activities in obtaining and retaining the Concession rights constituted a Force Majeure event under the terms of the PSC, JOA and SPA.  Tullow unilaterally lifted its declaration of Force Majeure effective May 3, 2014.  Diligent efforts are being made to satisfy the conditions to resuming petroleum operations which include clarification from the government of Guinea that the investigations of Hyperdynamics will not adversely affect operations under the PSC. The Ebola virus outbreak in Guinea and surrounding countries is closely being evaluated by the Consortium  and it may be an impediment to the resumption of petroleum operations. The Consortium continues to monitor efforts to control this epidemic. We cannot predict the timing or outcome of these events.

Our costs related to the items referred to above and any additional expenses, or any negative outcomes, could adversely affect our liquidity and financial condition and results of operations. We also will be responsible for our participating interest share of costs in excess of $100 million gross costs associated with joint operations expenditures, including operator overhead and the ultra-deepwater exploration well, when drilled, and such excess expenditures could exacerbate our liquidity. Absent cash inflows, we could exhaust our current available liquidity within the next twelve months.  The timing and amount of our cash outflows are dependent on a number of factors including: Legal and other professional fees related to the FCPA investigations, a negative outcome related to any of our legal proceedings and investigations, inability to resume petroleum operations or drilling delays due to the Ebola epidemic or other factors, well costs exceeding our carry, or if we have unfavorable well results. As a result, absent cash inflows, there is substantial doubt as to whether we will have adequate capital resources to meet our current obligations as they become due and therefore be able to continue as a going concern. Our ability to meet our current obligations as they become due over the next twelve-months, and to be able to continue exploration, will depend on obtaining additional resources through sales of additional interests in the Concession, equity or debt financings, or through other means, although no assurance can be given that any of these actions can be completed.

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

Joint interest receivable and allowance for doubtful accounts

We establish provisions for losses on accounts receivable if we determine that we will not collect all or part of the outstanding balance. Accounts receivable are written down to reflect our best estimate of realizability based upon known specific analysis, historical experience, and other currently available evidence of the net collectible amount. There is no allowance for doubtful accounts as of December 31, 2014 or June 30, 2014. At December 31, 2014 and at June 30, 2014 we had a balance of $65 thousand, all of which related to joint interest billings to Tullow and Dana Petroleum (E&P) Limited (“Dana”), who own 40% and 23% participating interests in the Concession, respectively.

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

All potential dilutive securities, including potentially dilutive options, warrants and convertible securities, if any, were excluded from the computation of dilutive net loss per common share for the three and six month periods ended December 31, 2014 and 2013, respectively, as their effects are antidilutive due to our net loss for those periods.

Stock options to purchase approximately 0.9 million common shares at an average exercise price of $10.20 and warrants to purchase approximately 26 thousand shares of common stock at an average exercise price of $12.64 were outstanding at December 31, 2014. Using the treasury stock method, had we had net income, no common shares attributable to our outstanding stock options would have been included in the fully diluted earnings per share for the three month period ended December 31, 2014 while approximately 800 common shares attributable to our outstanding stock options would have been included in the fully diluted earnings per share for the six month period ended December 31, 2014.  There would have been no dilution attributable to our outstanding warrants to purchase common shares. Had we had net income, no common shares attributable to restricted stock awards would have been included in the fully diluted earnings per share for the three month period ended December 31, 2014 while approximately 8,300 common shares attributable to our restricted stock awards would have been included in the fully diluted earnings per share for the six month period ended December 31, 2014.

Stock options to purchase approximately 1.3 million common shares at an average exercise price of $12.53 and warrants to purchase approximately 0.4 million shares of common stock at an average exercise price of $10.40 were outstanding at December 31, 2013. Using the treasury stock method, had we had net income, approximately 3 thousand and 27 thousand common shares attributable to our outstanding stock options would have been included in the fully diluted earnings per share for the three and six month period ended December 31, 2013.  There would have been no dilution attributable to our outstanding warrants to purchase common shares.

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

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The carrying values of cash and cash equivalents, accounts receivable — joint interest and accounts payable approximate fair value. Available-for-sale securities, which consisted entirely of Corporate Debt securities, were valued at the closing price reported in the active market in which the security was traded. As of December 31, 2014, there were no remaining investments on hand.

Foreign currency gains and losses from current operations

In accordance with ASC Topic 830, Foreign Currency Matters, the functional currency of our international subsidiaries is the U.S. Dollar. Gains and losses from foreign currency transactions arising from operating assets and liabilities are included in general, administrative and other operating expense, have not been significant. Net foreign currency transaction gains (losses) were $(5) thousand and $(19) thousand for the three and six month period ended December 31, 2014, as compared to $(0.2) million and $(0.5) million for the three and six month period ended December 31, 2013.

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

The following table provides detail of total capitalized costs for our Guinea concession which remain unproved and unevaluated and are excluded from amortization as of December 31, 2014 and June 30, 2014 (in thousands):

	December 31, 2014	June 30, 2014
Oil and Gas Properties:
Unproved properties not subject to amortization	$14,291	$14,259

During the six month period ended December 31, 2014, our oil and gas property balance increased by $32 thousand as a result of additional geological and geophysical costs incurred. Evaluation activities of these unproved properties are expected to be completed within the next one to two years.

Sale of Interest to Tullow

On December 31, 2012, we closed a sale to Tullow of a 40% gross interest in the Concession. As consideration, we received $27 million from Tullow as reimbursement of our past costs in the Concession and, as additional consideration, Tullow agreed to:  (i) pay all of our participating interest share of expenditures associated with joint operations in the Concession up to a gross expenditure cap of $100 million incurred during the carry period that began on September 21, 2013 associated with the drilling of an exploration well in at least 2,000 meters of water in the deepwater fan area of the Concession; and (ii) pay our share of costs for an appraisal well of the initial exploration well, if drilled, subject to a gross expenditure cap on the appraisal well of $100 million. Tullow is obligated to pay its 40% participating interest share of costs associated with the Concession as of November 20, 2012, the date of execution of the purchase and sale agreement. Tullow began to pay our costs attributable to the Concession on September 21, 2013.  Tullow will continue to pay our costs, subject to the gross expenditure cap of $100 million, until 90 days following the date on which the rig contracted to drill the exploration well moves off the well location. We are responsible for our share of any costs exceeding the gross expenditure cap of $100 million on either well. Tullow agreed to use reasonable endeavors to provide for the commencement of drilling of the exploration well not later than April 1, 2014. The $27 million payment was received by us on December 31, 2012 and was recorded as a reduction in unproved oil and gas properties, net of transaction costs of approximately $3.3 million.

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

3. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses (in thousands) as of December 31, 2014 and June 30, 2014 include the following:

	December 31, 2014	June 30, 2014
Accounts payable — trade and oil and gas exploration activities	$156	$998
Accounts payable — joint interest partner share of legal settlement	—	1,890
Accounts payable — legal costs	1,761	2,492
Accrued payroll and bonus	383	282
	$2,300	$5,662

4. INVESTMENTS

During the third and fourth quarters of fiscal 2013, we purchased a total of $15.5 million in debt securities which were classified as available-for-sale. These securities matured during the third quarter of fiscal 2014. No investments were held and we had no securities classified as held-to-maturity as of December 31, 2014 or June 30, 2014.

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

The 2010 Plan provides for the grants of shares of common stock, restricted stock units or incentive stock options and/or nonqualified stock options to purchase our common stock to selected employees, directors, officers, agents, consultants, attorneys, vendors and advisors of ours’ or of any parent or subsidiary thereof. Shares of common stock or restricted stock can only be granted under the 2010 Plan within 10 years from the plan effective date of February 18, 2010. A maximum of 1,250,000 shares are issuable under the 2010 Plan and at December 31, 2014, 369,753 shares remained available for issuance.

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

The following table provides information about options during the three months ended December 31, 2014 and 2013:

	2014	2013
Number of options granted	101,106	3,359
Compensation expense recognized	$247,000	$439,000
Weighted average fair value of options outstanding	$7.02	$8.25

The following table details the significant assumptions used to compute the fair market values of employee and director stock options granted during the six month periods ended December 31, 2014 and 2013:

	2014	2013
Risk-free interest rate	0.05-0.12%	0.08-0.90%
Dividend yield	0%	0%
Volatility factor	65-216%	74-95%
Expected life (years)	0.5	0.50-3.25

Summary information regarding employee and director stock options issued and outstanding under all plans as of December 31, 2014 is as follows:

	Options	Weighted Average Exercise Price	Aggregate intrinsic value	Weighted average remaining contractual term (years)
Options outstanding at July 1, 2014	1,441,727	$8.76	$8,327	3.14
Granted	101,106	3.25
Exercised	—	—
Forfeited	(474,353)	3.82
Expired	(174,276)	11.62
Options outstanding at December 31, 2014	894,204	$10.20	$—	3.02
Options exercisable at December 31, 2014	645,449	$12.66	$6	2.64

Options outstanding and exercisable as of December 31, 2014
Exercise Price	Outstanding Number of Shares	Remaining Life	Exercisable Number of Shares
$1.92-4.00	121,068	1 year	121,068
$1.92-4.00	328,469	4 years	117,027
$4.01-10.00	87,249	1 year	87,249
$4.01-10.00	122,126	3 years	90,667
$4.01-10.00	5,562	4 years	750
$4.01-10.00	30,500	5 years	30,500
$10.01-20.00	1,250	1 year	1,250
$10.01-20.00	1,875	2 years	1,250
$10.01-20.00	28,750	5 years	28,750
$20.01-30.00	16,667	1 year	16,667
$20.01-30.00	1,250	2 years	833
$20.01-30.00	31,625	6 years	31,625
$30.01-40.00	52,750	1 year	52,750
$30.01-40.00	26,250	2 years	26,250
$30.01-40.00	27,563	6 years	27,563
$40.01-50.00	6,250	1 year	6,250
$40.01-50.00	5,000	6 years	5,000
	894,204		645,449

At December 31, 2014, there was $0.5 million of unrecognized compensation costs related to non-vested share based compensation arrangements granted to employees and directors under the plans, with an amortization period of two to three years.

Restricted Stock

The fair value of restricted stock awards classified as equity awards is based on the Company’s stock price as of the date of grant. During the year ended June 30, 2014, we granted 21,030 shares of restricted stock awards with a fair value of $0.1 million. These awards did not grant any rights as a shareholder of the company until a certificate for the vested shares of common stock had been issued. During the six months ended December 31, 2014, all such awards were forfeited, none issued, and none are outstanding at December 31, 2014.

6. INCOME TAXES

Federal income taxes are not due as we have had losses since inception. Our effective tax rate for the three and six month periods ended December 31, 2014 and 2013 is zero percent. This rate is lower than the U.S. statutory rate of 35 percent primarily due to the valuation allowance applied against our net deferred tax assets.

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

Shareholder Lawsuits

On April 2, 2012, a lawsuit styled as a class action was filed in the U.S. District Court for the Southern District of Texas against us and our chief executive officer alleging that we made false and misleading statements that artificially inflated our stock prices. The lawsuit alleges, among other things, that we misrepresented the prospects and progress of our drilling operations, including our drilling of the Sabu-1 well and plans to drill the Baraka-1 well off the coast of the Republic of Guinea.  The lawsuit seeks an unspecified amount of damages based on Sections 10(b) and 20 of the Securities Exchange Act of 1934. Although several lead plaintiffs were appointed by the Court and then withdrew from the matter, a lead plaintiff has now been appointed and a scheduling order governing briefing on a motion to dismiss has been entered by the Court.  On May 12, 2014, lead plaintiff filed his amended complaint adding our current and former chief financial officers as defendants, and defendants filed their motion to dismiss on July 11, 2014. On August 20, 2014, the lead plaintiff filed a response to our motion to dismiss, and we filed our reply on September 19, 2014. We have assessed the status of this matter and have concluded that an adverse judgment remains reasonably possible, but not probable. As a result, no provision has been made in the consolidated financial statements. Given the early stage of this dispute, we are unable to estimate a range of possible loss; however, in our opinion, the outcome of this dispute will not have a material effect on our financial condition and results of operations.

Beginning on March 13, 2014, two lawsuits styled as class actions were filed in the U.S. District Court for the Southern District of Texas against us and several officers of the Company alleging that we made false and misleading statements that artificially inflated our stock prices.  The lawsuits allege, among other things, that we misrepresented our compliance with the Foreign Corrupt Practices Act and anti-money laundering statutes and that we lacked adequate internal controls.  The lawsuits seek damages based on Sections 10(b) and 20 of the Securities Exchange Act of 1934, although the specific amount of damages is not specified. On May 12, 2014, a shareholder filed a motion for appointment as lead plaintiff, which remains pending. Also, on May 12, 2014, lead plaintiff in the April 2012 lawsuit described above filed a motion to consolidate the March 2014 cases with the earlier case. The parties await a ruling on the motion to consolidate.  In addition to these lawsuits, we have received demands from stockholders to inspect our books and records; however, no proceedings have been initiated. We have assessed the status of these matters and have concluded that an adverse judgment remains reasonably possible, but not probable. As a result, no provision has been made in the consolidated financial statements. Given the early stage of these disputes, we are unable to estimate a range of possible loss; however, in our opinion, the outcome of this dispute will not have a material effect on our financial condition and results of operations.

On May 6, 2014, a purported shareholder derivative petition was filed against all of our then-current directors and our current and former chief financial officer in the District Court of Harris County, Texas. The petition alleges breaches of their fiduciary duties, gross mismanagement, abuse of control, waste and unjust enrichment in connection with potential violations by us of the FCPA. The plaintiff seeks an unspecified amount of damages against these persons and does not request any damages from us. The plaintiff did not make a demand on our Board of Directors prior to filing the suit. The plaintiff filed an amended petition on September 16, 2014 which names only current and former board members. We filed a response on October 31, 2014 that seeks to dismiss the case for failure to make demand on the board of directors before the suit was filed. As of January 23, 2015, that motion is fully briefed.

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

Foreign Corrupt Practices Act Investigations

In September 2013, we received a subpoena from the United States Department of Justice and in January 2014 we received a subpoena from the United States Securities and Exchange Commission for the production of documents relating to our business in Guinea.  We understand that they are investigating whether our activities in obtaining and retaining the Concession rights and our relationships with charitable organizations potentially violate the U.S. Foreign Corrupt Practices Act or U.S. anti-money laundering statutes. We have retained legal counsel to represent us in these matters and are cooperating fully with the government.

If violations of the FCPA occurred, we could be subject to fines, civil and criminal penalties, equitable remedies, and injunctive relief. We could also face fines, sanctions and other penalties from authorities in other jurisdictions that could affect our ability to conduct business operations in those jurisdictions. In addition, disclosure and the pendency of the investigation could adversely affect our reputation and our ability to obtain new business or retain existing business or implement our business plan, to attract and retain employees and to access the capital markets. No amounts have been accrued related to any potential fines, sanctions or other penalties. We cannot currently predict what, if any, actions may be taken by the DOJ, the SEC, the applicable government or other authorities or the effect any actions may have on our results of operations, financial condition, on our financial statements or on our business in Guinea and other jurisdictions. We are unable to predict when the investigations will be completed, what outcome will result or what total costs we will incur in the course of the investigations. To date, we incurred approximately $7.5 million in legal and other professional fees associated with the FCPA investigations in the year ended June 30, 2014, an additional $2.8 million in the six month period ended December 31, 2014, and it is likely that we will continue to incur additional significant legal expenses.

COMMITMENTS AND CONTINGENCIES

Operating Leases

We lease office space under long-term operating leases with varying terms. Most of the operating leases contain renewal and purchase options. We expect that in the normal course of business, the majority of operating leases will be renewed or replaced by other leases.

The following is a schedule by years of minimum future rental payments required under operating leases that have initial or remaining non-cancellable lease terms in excess of one year as of December 31, 2014 (in thousands):

Years ending June 30:
2015	$141
2016	386
2017	392
2018	399
2019 and thereafter	406
Total minimum payments required	$1,724

Rent expense included in net loss from operations for the three and six month periods ended December 31, 2014 and 2013 was $0.1 million and $0.2 million respectively, compared to $0.1 million and $0.2 million for the three and six month periods ended December 31, 2013.

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

The Consortium planned to drill the exploration well in ultra-deepwater in the first half of calendar 2014. On March 11, 2014 Tullow unilaterally asserted its claim that there had been a Force Majeure event under the PSC with the Government of Guinea, the Joint Operating Agreement (“JOA”) between Dana, Tullow and us and the SPA. Tullow stated in its notice that the decisions by the DOJ and the SEC to open investigations into our activities in obtaining and retaining the Concession rights constituted a Force Majeure event under the terms of the PSC, JOA and SPA. Tullow unilaterally lifted its declaration of Force Majeure effective May 3, 2014.  Diligent efforts are being made to satisfy the conditions to resuming petroleum operations which include clarification from the government of Guinea that the investigations of Hyperdynamics will not adversely affect operations under the PSC. The Ebola virus outbreak in Guinea and surrounding countries is closely being evaluated by the Consortium and it may be an impediment to resumption of petroleum operations. The Consortium continues to monitoring efforts to control this epidemic. We cannot predict the timing or outcome of these events.

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

Our primary focus is the advancement of exploration work in Guinea. We have no source of operating revenue, and there is no assurance when we will, if ever.  We have no operating cash flows, and we will require substantial additional funds, through additional participation arrangements, securities offerings, or through other means, to fulfill our business plans. If we farm-out additional interests in the Concession, our percentage will decrease.  Although we have been successful in raising capital and in entering into key participation arrangements with Dana and Tullow, we have no commitments for additional capital resources.  The terms of any such arrangements, if made, may not be advantageous. Our need for additional funding may also be affected by the uncertainties involved with the planned exploratory well and the FCPA investigations. Costs associated with these matters were significant in the year ended June 30, 2014, and while total costs and outcomes are not currently known, we expect the costs to continue to be substantial; having incurred $2.8 million in the six month period ended December 31, 2014.

Results of Operations

Based on the factors discussed below the net loss attributable to common shareholders for the three months ended December 31, 2014 decreased $4.7 million, or 56% to a net loss of $3.7 million, or $0.18 per share, from a net loss of $8.4 million, or $0.40 per share for the three months ended December 31, 2013. Net loss attributable to common shareholders for the six months ended December 31, 2014 decreased $5.1 million, or 39%, to a net loss of $7.7 million, or $0.37 per share, from a net loss of $12.8 million, or $0.61 per share for the six months ended December 31, 2013.

Reportable segments

We have one reportable segment: our international operations in Guinea conducted through our subsidiary SCS. SCS is engaged in oil and gas exploration activities pertaining to offshore Guinea.

Three months ended December 31, 2014 Compared to Three Months Ended December 31, 2013

Revenues.  There were no revenues for the three months ended December 31, 2014 and 2013.

Depreciation.   Depreciation on property and equipment decreased 37% or $42 thousand from the fiscal 2014 period to the fiscal 2015 period. Depreciation expense was $69 thousand and $111 thousand in the three months ended December 31, 2014 and 2013, respectively.

General, Administrative and Other Operating Expenses. Our general, administrative and other operating expenses were $3.6 million and $8.3 million for the three months ended December 31, 2014 and 2013, respectively. This represents a decrease of 56% or $4.7 million from the fiscal 2014 period to the fiscal 2015 period. The decrease in expense was attributable to decreases in personnel related costs of approximately $0.3 million, investor services cost of $0.1 million, foreign currency losses of approximately $0.2 million and legal fees of $3.9 million, which can primarily be attributed to legal and other professional fees related to the FCPA investigations which decreased $1.6 million and the AGR lawsuit which decreased $1.5 million. Our prior period foreign currency transaction losses were primarily the result of a large balance in accounts payable denominated in foreign currency, primarily associated with our drilling contract with AGR, for which payment had been frozen pending the resolution of our legal dispute with AGR. This dispute was settled in May 2014 resulting in substantially reduced accounts payable activity denominated in foreign currency and therefore reduced foreign currency transaction losses in the three months ended December 31, 2014.

Loss from Continuing Operations. As a result of the factors discussed above, our loss from operations decreased by $4.7 million from $8.4 million in the three months ended December 31, 2013 to $3.7 million for the three months ended December 31, 2014.

Six months ended December 31, 2014 Compared to Six Months Ended December 31, 2013

Revenues.  There were no revenues for the six months ended December 31, 2014 and 2013.

Depreciation.   Depreciation on property and equipment decreased 30% or $65 thousand from the fiscal 2014 period to the fiscal 2015 period. Depreciation expense was $155 thousand and $221 thousand in the six months ended December 31, 2014 and 2013, respectively.

General, Administrative and Other Operating Expenses. Our general, administrative and other operating expenses were $7.6 million and $12.6 million for the six months ended December 31, 2014 and 2013, respectively. This represents a decrease of 40% or $5 million from the fiscal 2014 period to the fiscal 2015 period. The decrease in expense was attributable to decreases in personnel related costs of approximately $1 million, contract labor costs of $0.2 million, investor services cost of $0.2 million, foreign currency losses of approximately $0.5 million and legal fees of $3 million, which can primarily be attributed to legal and other professional fees related to the FCPA investigations which decreased $0.2 million and the AGR lawsuit which decreased $2.4 million. Our foreign currency transaction losses were primarily the result of a large balance in accounts payable denominated in foreign currency, primarily associated with our drilling contract with AGR, for which payment had been frozen pending the resolution of our legal dispute with AGR. This dispute was settled in May 2014 resulting in substantially reduced accounts payable activity denominated in foreign currency and therefore reduced foreign currency transaction losses in the six months ended December 31, 2014.

Loss from Continuing Operations. As a result of the factors discussed above, our loss from operations decreased by $5.1 million from $12.8 million in the six months ended December 31, 2013 to $7.7 million for the six months ended December 31, 2014.

Liquidity and Capital Resources

General

	Six Months Ended December 31,
	2014	2013
Net cash used in operating activities	$(10,204)	$(6,816)
Net cash used in investing activities	(47)	(1,635)
Net cash provided by financing activities	—	—
DECREASE IN CASH AND CASH EQUIVALENTS	(10,251)	(8,451)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	35,270	26,468
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$25,019	$18,017

Operating Activities

Net cash used in operating activities for the six months ended December 31, 2014 was $10.2 million compared to $6.8 million for the six months ended December 31, 2013. The increase in cash used in operating activities is primarily attributable to changes in working capital during the periods, a $3.4 million decrease of accounts payable in the current period compared to a $4.4 million increase in accounts payable in the prior period. The decrease in accounts payable in the current period can be attributed primarily to the decrease in legal and other professional fees and the payment of a joint interest owner’s share of the AGR legal settlement.

Investing Activities

Net cash used in investing activities for the six months ended December 31, 2014 was $47 thousand compared to $1.6 million in the six months ended December 31, 2013. The decrease in cash used in investing activities can primarily be attributed to completing the processing of the 3-D survey which was incurred in the prior period.

Financing Activities

There were no cash provided by financing activities during the six months ended December 31, 2014 and 2013.

Liquidity

On December 31, 2014, we had $25 million in cash and $2.3 million in liabilities, all of which are current. We plan to use our existing cash to fund our general corporate needs, our legal and other professional fees and our expenditures associated with the Concession, including our share of future capital expenditures that are not paid by Tullow on our behalf. We have no other material commitments; however, we have incurred significant legal expenses in the year ended June 30, 2014 and the six months ended December 31, 2014, and it is likely that we will continue to incur significant legal expenses.

Since September 2013, we have received subpoenas from the United States Department of Justice (“DOJ”) and the United States Securities and Exchange Commission (“SEC”) requesting that we produce documents relating to our Concession in Guinea. We are unable to predict the outcome or future cost associated with legal proceedings and the investigations being conducted by the DOJ and SEC. We incurred approximately $7.5 million in legal and other professional fees related to the investigations in the year ended June 30, 2014 and approximately $2.8 million in the six months ended December 31, 2014.

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

Our costs related to the items referred to above and any additional expenses, or any negative outcomes, could adversely affect our liquidity and financial condition and results of operations.  We also will be responsible for our participating interest share of costs in excess of $100 million gross costs associated with joint operations expenditures, including operator overhead and the ultra-deepwater exploration well, when drilled, and such excess expenditures could exacerbate our liquidity concerns. Absent cash inflows, we could exhaust our current available liquidity within the next twelve months.  The timing and amount of our cash outflows are dependent on a number of factors including: Legal and other professional fees related to the FCPA investigations, a negative outcome related to any of our legal proceedings and investigations, inability to resume petroleum operations or drilling delays due to the Ebola epidemic or other factors, well costs exceeding our carry, or if we have unfavorable well results. As a result, absent cash inflows, there is substantial doubt as to whether we will have adequate capital resources to meet our current obligations as they become due and therefore be able to continue as a going concern. Our ability to meet our current obligations as they become due over the next twelve months, and to be able to continue exploration, will depend on obtaining additional resources through sales of additional interests in the Concession, equity or debt financings, or through other means, although no assurance can be given that any of these actions can be completed.

Capital Expenditures

During the first six months of fiscal 2015, we incurred an additional $32 thousand in costs and we expended $12 thousand for previous property additions included in accounts payable as of June 30, 2014. Additionally, during the first six months of fiscal 2015, $3 thousand was expended for the purchase of property, plant and equipment. This compares to the first six months of fiscal 2014, where we received credits for costs previously incurred resulting in a $0.3 million reduction in oil and gas properties, but we expended $1.5 million for previous property additions included in accounts payable as of June 30, 2013. Additionally, during the first six months of fiscal 2014 $0.1 million was expended for the purchase of property, plant and equipment. Fiscal 2014 oil and gas properties expenditures mostly pertained to costs associated with the processing of our most recent 3-D survey.

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

Item 4. Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.  Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of June 30, 2014, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Our management, including the CEO and CFO, identified no change in our internal control over financial reporting that occurred during our fiscal quarter ended December 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II Other Information

Item 1. Legal Proceedings

From time to time, we and our subsidiaries are involved in business disputes. We are unable to predict the outcome of such matters when they arise. Currently pending proceedings, in our opinion, will not have a material adverse effect upon our consolidated financial statements. The following are the only litigation matters with material developments during the three month period ended December 31, 2014.

Shareholder Lawsuits

On April 2, 2012, a lawsuit styled as a class action was filed in the U.S. District Court for the Southern District of Texas against us and our chief executive officer alleging that we made false and misleading statements that artificially inflated our stock prices. The lawsuit alleges, among other things, that we misrepresented the prospects and progress of our drilling operations, including our drilling of the Sabu-1 well and plans to drill the Baraka-1 well off the coast of the Republic of Guinea.  The lawsuit seeks an unspecified amount of damages based on Sections 10(b) and 20 of the Securities Exchange Act of 1934. Although several lead plaintiffs were appointed by the Court and then withdrew from the matter, a lead plaintiff has now been appointed and a scheduling order governing briefing on a motion to dismiss has been entered by the Court.  On May 12, 2014, lead plaintiff filed his amended complaint adding our current and former chief financial officers as defendants, and defendants filed their motion to dismiss on July 11, 2014. On August 20, 2014, the lead plaintiff filed a response to our motion to dismiss. We have assessed the status of this matter and have concluded that an adverse judgment remains reasonably possible, but not probable. As a result, no provision has been made in the consolidated financial statements. Given the early stage of this dispute, we are unable to estimate a range of possible loss; however, in our opinion, the outcome of this dispute will not have a material effect on our financial condition and results of operations.

Beginning on March 13, 2014, two lawsuits styled as class actions were filed in the U.S. District Court for the Southern District of Texas against us and several officers of the Company alleging that we made false and misleading statements that artificially inflated our stock prices.  The lawsuits allege, among other things, that we misrepresented our compliance with the Foreign Corrupt Practices Act and anti-money laundering statutes and that we lacked adequate internal controls.  The lawsuits seek damages based on Sections 10(b) and 20 of the Securities Exchange Act of 1934, although the specific amount of damages is not specified. On May 12, 2014, a shareholder filed a motion for appointment as lead plaintiff, which remains pending. Also, on May 12, 2014, lead plaintiff in the April 2012 lawsuit described above filed a motion to consolidate the March 2014 cases with the earlier case. The parties await a ruling on the motion to consolidate.  In addition to these lawsuits, we have received demands from stockholders to inspect our books and records; however, no proceedings have been initiated. We have assessed the status of these matters and have concluded that an adverse judgment remains reasonably possible, but not probable. As a result, no provision has been made in the consolidated financial statements. Given the early stage of these disputes, we are unable to estimate a range of possible loss; however, in our opinion, the outcome of this dispute will not have a material effect on our financial condition and results of operations.

On May 6, 2014, a purported shareholder derivative petition was filed against all of our then-current directors and our current and former chief financial officer in the District Court of Harris County, Texas. The petition alleges breaches of their fiduciary duties, gross mismanagement, abuse of control, waste and unjust enrichment in connection with potential violations by us of the FCPA. The plaintiff seeks an unspecified amount of damages against these persons and does not request any damages from us. The plaintiff did not make a demand on our Board of Directors prior to filing the suit. The plaintiff filed an amended petition on September 16, 2014, which names only current and former board members. We filed a response on October 31, 2014 that seeks to dismiss the case for failure to make demand on the board of directors before the suit was filed. As of January 23, 2015, that motion is fully briefed.

Item 1A. Risk Factors

The following risk factors are provided to reflect material developments and to modify the risk factors previously disclosed under Item 1A. of our Annual Report on Form 10-K for the fiscal year ended June 30, 2014.

An Epidemic of the Ebola virus disease in Guinea and other parts of West Africa is ongoing and if not contained in the near future, it could adversely affect our business operations and financial condition.

The current outbreak of the Ebola virus disease is ongoing in Guinea and other parts of West Africa. The World Health Organization has declared it a global health emergency and we are unable to predict the effect and potential spread of the Ebola virus. Despite the efforts of various agencies to tackle the outbreak, the Ebola epidemic has not been eradicated and the situation continues to be serious in Guinea, including Conakry. Governments have begun to institute policies on the testing, monitoring and quarantining of individuals traveling from affected countries in order to avoid a worldwide pandemic. Several countries have announced travel bans to the neighboring countries of Sierra Leone and Liberia and the U.S. Center for Disease Control is recommending that people avoid non-essential travel to and from any affected areas.

Any drilling activities of the Consortium will require safe access to the Conakry airport and other infrastructure in Guinea. If the Ebola virus is not contained, drilling plans will likely be compromised and will significantly increase costs of operations. Further, if travel bans are extended to Guinea or contractors or personnel refuse to travel there, drilling plans could be delayed or interrupted after commencement. It is likely that the cost of any services could be significantly higher than planned which in turn could have a material adverse effect on our liquidity, business, and results of operations.

We have received notices from the New York Stock Exchange (“NYSE”) that we have fallen below its continued listing standards, and unless meaningful improvement in our valuation is demonstrated, our common stock could be delisted from the NYSE.  Delisting could limit the liquidity of our common stock, hinder our ability to raise additional capital and have other negative results.

On January 9, 2015, we were notified by the NYSE that we did not satisfy the NYSE’s continued listing criteria.  The NYSE noted we were below criteria as the average closing price of our common stock was less than $1.00 per share over a consecutive 30 trading-day period.  As of January 8, 2015, the average price of our common stock was $0.98. We responded to the NYSE on January 26, 2015 with a business plan to demonstrate our ability to regain compliance. We will have six months following receipt of the non-compliance notice to cure the deficiency for this continued listing standard.

In addition, the NYSE noted we remain subject to NYSE continued listing standards with respect to our plan to regain compliance with the $50 Million Standard related to average market capitalization and total stockholders’ equity.  The $50 Million Standard requires us to maintain an average market capitalization and stockholders’ equity greater than $50 million over a 30 trading-day period.  In April 2014 we received notice from the NYSE of falling below the $50 Million Standard.  We submitted a plan and provided periodic updates to the NYSE to regain compliance within 18 months. Our plan was accepted by the NYSE but is subject to continued monitoring by the NYSE.

In its January 9, 2015 notification to us, the NYSE stated that it can take an accelerated listing action at any time if meaningful improvement in valuation is not demonstrated or our common stock trades at levels viewed by the NYSE to be abnormally low over a sustained period of time.  Our stock price has declined recently, and if meaningful improvement in our valuation is not demonstrated soon, our common stock could be delisted from the NYSE.

If our stock is delisted, our stock would likely be traded on an over-the-counter quotation system or on the pink sheets, which could adversely affect the market liquidity for our common stock and limit the ability of shareholders to sell securities in the secondary market.

Delisting from the NYSE could adversely affect our ability to raise additional financing through public or private sales of equity securities.  Delisting could also have other negative results, including the loss of institutional investor interest and fewer business development opportunities.

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

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contracts or compensatory plans or arrangements.
**	Filed herewith.
(1)	Incorporated by reference to Form 10-K filed September 11, 2013.
(2)	Incorporated by reference to Schedule 14A filed January 11, 2011 and filed herewith.
(3)	Incorporated by reference to Form S-1 filed January 12, 2006, as amended.
(4)	Incorporated by reference to Form 8-K filed June 15, 2001.
(5)	Incorporated by reference to Form 8-K filed September 28, 2006.
(6)	Incorporated by reference to Form 10-K filed on September 13, 2012.
(7)	Incorporated by reference to Form S-8 filed June 14, 2010.
(8)	Incorporated by reference to Form 8-K, dated March 31, 2010.
(9)	Incorporated by reference to Form 8-K, filed December 7, 2009.
(10)	Incorporated by reference to Form 8-K filed December 6, 2010.
(11)	Incorporated by reference to Form 8-K filed November 6, 2012.
(12)	Incorporated by reference to Form 8-K filed November 21, 2012.
(13)	Incorporated by reference to Form 8-K, dated January 29, 2010.
(14)	Incorporated by reference to Form 8-K, dated January 7, 2013.
(15)	Incorporated by reference to Form 8-K filed December 28, 2011.
(16)	Incorporated by reference to Form 8-K filed on September 23, 2011.
(17)	Incorporated by reference to Form 8-K filed on February 1, 2012.

(18)	Incorporated by reference to Form 8-K filed on June 28, 2013
(19)	Incorporated by reference to Form 8-K filed on July 1, 2014.
(20)	Incorporated by reference to Form 10-K filed on September 12, 2014.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Hyperdynamics Corporation
(Registrant)

By:	/S/ Ray Leonard
Ray Leonard
Chief Executive Officer

Dated: February 5, 2015

By:	/S/ David Wesson
David Wesson
Vice President and Chief Financial and Accounting Officer

Dated: February 5, 2015

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

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contracts or compensatory plans or arrangements.
**	Filed herewith.
(1)	Incorporated by reference to Form 10-K filed September 11, 2013.
(2)	Incorporated by reference to Schedule 14A filed January 11, 2011 and filed herewith.
(3)	Incorporated by reference to Form S-1 filed January 12, 2006, as amended.
(4)	Incorporated by reference to Form 8-K filed June 15, 2001.
(5)	Incorporated by reference to Form 8-K filed September 28, 2006.
(6)	Incorporated by reference to Form 10-K filed on September 13, 2012.
(7)	Incorporated by reference to Form S-8 filed June 14, 2010.
(8)	Incorporated by reference to Form 8-K, dated March 31, 2010.
(9)	Incorporated by reference to Form 8-K, filed December 7, 2009.
(10)	Incorporated by reference to Form 8-K filed December 6, 2010.
(11)	Incorporated by reference to Form 8-K filed November 6, 2012.
(12)	Incorporated by reference to Form 8-K filed November 21, 2012.
(13)	Incorporated by reference to Form 8-K, dated January 29, 2010.
(14)	Incorporated by reference to Form 8-K, dated January 7, 2013.
(15)	Incorporated by reference to Form 8-K filed December 28, 2011.
(16)	Incorporated by reference to Form 8-K filed on September 23, 2011.
(17)	Incorporated by reference to Form 8-K filed on February 1, 2012.
(18)	Incorporated by reference to Form 8-K filed on June 28, 2013

(19)	Incorporated by reference to Form 8-K filed on July 1, 2014.
(20)	Incorporated by reference to Form 10-K filed on September 12, 2014.