Form 10-Q
period 2015-03-31
HYPERDYNAMICS CORP
filed 2015-05-07
CIK 937136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934:

For the quarterly period ended March 31, 2015

or

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

As of May 04, 2015, 21,046,591 shares of common stock, $0.001 par value, were outstanding.

HYPERDYNAMICS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Number of Shares)

(Unaudited)

	March 31, 2015	June 30, 2014
ASSETS
Current assets:
Cash and cash equivalents	$22,399	$35,270
Accounts receivable — joint interest	29	65
Prepaid expenses	233	832
Other current assets	8	14
Total current assets	22,669	36,181

Property and equipment, net of accumulated depreciation of $1,975 and $1,785	197	398
Unproved oil and gas properties excluded from amortization (Full-Cost Method)	14,311	14,259
	14,508	14,657

Total assets	$37,177	$50,838

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities - Accounts payable and accrued expenses	$2,036	$5,662

Commitments and contingencies (Note 7)	—	—

Shareholders’ equity:
Preferred stock, $0.001 par value; 20,000,000 authorized, 0 shares issued and outstanding	—	—
Common stock, $0.001 par value, 43,750,000 shares authorized; 21,046,591 shares issued and outstanding	169	169
Additional paid-in capital	317,243	316,760
Accumulated deficit	(282,271)	(271,753)
Total shareholders’ equity	35,141	45,176
Total liabilities and shareholders’ equity	$37,177	$50,838

The accompanying notes are an integral part of these condensed consolidated financial statements.

HYPERDYNAMICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Number of Shares and Per Share Amounts)

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Costs and expenses:
Depreciation	$49	$97	$204	$318
General, administrative and other operating	2,721	8,095	10,316	20,725
Loss from operations	(2,770)	(8,192)	(10,520)	(21,043)
Realized loss on disposal of securities	—	(69)	—	(69)
Interest income	—	26	2	70
Loss before income tax	(2,770)	(8,235)	(10,518)	(21,042)
Income tax	—	—	—	—

Net loss	$(2,770)	$(8,235)	$(10,518)	$(21,042)

Basic and diluted loss per share	$(0.13)	$(0.39)	$(0.50)	$(1.00)

Weighted average shares outstanding — basic and diluted	21,046,591	21,046,591	21,046,591	21,046,591

The accompanying notes are an integral part of these condensed consolidated financial statements.

HYPERDYNAMICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In Thousands)

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Net loss	$(2,770)	$(8,235)	$(10,518)	$(21,042)
Other comprehensive income (loss):
Reclassification adjustment for realized losses included in net loss	—	69	—	69
Unrealized gain (loss) on available-for-sale securities	—	—	—	25
Other comprehensive income	—	69	—	94
Comprehensive loss	$(2,770)	$(8,166)	$(10,518)	$(20,948)

The accompanying notes are an integral part of these condensed consolidated financial statements.

HYPERDYNAMICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In Thousands, Except Number of Shares)

(Unaudited)

	Common Stock		Additional		Accumulated Other
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Income (Loss)	Total
Balance, July 1, 2013	21,046,591	$169	$316,235	$(254,636)	$(94)	$61,674
Net loss	—	—	—	(17,117)	—	(17,117)
Unrealized gain on available-for-sale securities	—	—	—	—	25	25
Reclassification adjustment for realized losses included in net income	—	—	—	—	69	69
Amortization of fair value of stock options	—	—	525	—	—	525
Balance, June 30, 2014	21,046,591	$169	$316,760	$(271,753)	$—	$45,176
Net loss	—	—	—	(10,518)	—	(10,518)
Amortization of fair value of stock options	—	—	483	—	—	483
Balance, March 31, 2015	21,046,591	$169	$317,243	$(282,271)	$—	$35,141

The accompanying notes are an integral part of these condensed consolidated financial statements.

HYPERDYNAMICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Nine Months Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,518)	$(21,042)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	204	318
Stock based compensation	483	559
Amortization of premium on short term investments	—	210
Unrealized gain on available-for-sale securities	—	25
Loss on sale of securities	—	69
Changes in operating assets and liabilities:
Decrease in accounts receivable — joint interest	36	754
Decrease in Prepaid expenses	599	472
Decrease in Other current assets	6	39
Increase (decrease) in Accounts payable and accrued expenses	(3,614)	4,453
Decrease in Other liabilities	—	(25)
Net cash used in operating activities	(12,804)	(14,168)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(3)	(94)
Investment in unproved oil and gas properties	(64)	(1,262)
Maturity of short term investments	—	15,173
Net cash provided by (used in) investing activities	(67)	13,817

DECREASE IN CASH AND CASH EQUIVALENTS	(12,871)	(351)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	35,270	26,468
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$22,399	$26,117

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Decrease in Accounts payable for oil and gas properties	$12	$45

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

Status of our Business

We have no source of operating revenue and there is no assurance when we will, if ever. On March 31, 2015, we had $22.4 million in cash, and $2 million in liabilities, all of which are current liabilities. We plan to use our existing cash to fund our general corporate needs, our legal and other professional fees and our expenditures associated with the Concession, including our share of future capital expenditures that are not paid by Tullow Guinea Ltd (“Tullow”) on our behalf. We have no other material commitments; however, it is likely that we will continue to incur significant legal expenses.

On December 31, 2012, we closed a sale to Tullow, a subsidiary of Tullow Oil plc, of a 40% gross interest in the Concession. We now hold a 37% participating interest, with Dana Petroleum, PLC (“Dana”), which is a subsidiary of the Korean National Oil Corporation, holding the remaining 23% interest in the Concession. We refer to Tullow, Dana and us in the Concession as the “Consortium”.

We have drilled one exploratory well, the Sabu-1 well, which reached the planned total depth of 3,600 meters below the surface in February 2012. We determined the well to be non-commercial. As a result, we evaluated the costs associated with the well and subjected them to the Full-Cost Ceiling Test. This resulted in a Full-Cost Ceiling Test write-down.

We received subpoenas from the United States Department of Justice (“DOJ”) in September 2013 and from the United States Securities and Exchange Commission (“SEC”) in February 2014 requesting that we produce documents relating to our Concession in Guinea. See additional discussion in Note 7. We are unable to predict the timing, outcome or future cost associated with legal proceedings and the investigations being conducted by the DOJ and SEC; however, we incurred approximately $7.5 million in legal and other professional fees related to the investigations in the year ended June 30, 2014 and an additional $3.7 million in the nine month period ended March 31, 2015. It is likely that we will continue to incur significant legal expenses.

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

The Consortium planned to drill the exploration well in the ultra-deepwater portion of the Concession in the first half of calendar 2014. On March 11, 2014 Tullow unilaterally asserted its claim that there had been a Force Majeure event under the PSC with the Government of Guinea, the Joint Operating Agreement (“JOA”) between Dana, Tullow and us and the SPA. Tullow stated in its notice that the decisions by the DOJ and the SEC to open investigations into our activities in obtaining and retaining the Concession rights constituted a Force Majeure event under the terms of the PSC, JOA and SPA.  Tullow unilaterally lifted its declaration of Force Majeure effective May 3, 2014, but conditions precedent to resuming petroleum operations, which include clarification from the government of Guinea that the investigations of Hyperdynamics will not adversely affect operations under the PSC, and an eradication of the Ebola virus outbreak in Guinea, continue to exist.

We expect the Consortium will resume petroleum operations if the impediments to drilling are removed. The timing or outcome of these events is unknown. We estimate that a period of approximately six months from the resumption of operations will be necessary to enact all procedures and to enter into the necessary contracts prior to drilling. Accordingly, the commencement of drilling before the end of 2015 is extremely unlikely.

The continued absence of petroleum operations affects the value of the Concession as the second exploration period of the Concession ends in September 2016. The extension of the second exploration period (September 2013-2016) may be further extended for one year beyond September 2016 to allow the completion of a well in process and for up to two years to allow the completion of an appraisal of any discovery made.

An exploration well is required to be commenced by the end of September 2016 and reach a minimum depth of 2,500 meters below seabed to satisfy the September 2013-2016 work requirement. Failure to comply with the drilling and other obligations of the PSC could subject us to risk of loss of the Concession, and continued delays could affect adversely the ability to drill more than one well and the attractiveness of the Concession and our business to prospective industry participants and financing sources.

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

Joint interest receivable and allowance for doubtful accounts

We establish provisions for losses on accounts receivable if we determine that we will not collect all or part of the outstanding balance. Accounts receivable are written down to reflect our best estimate of realizability based upon known specific analysis, historical experience, and other currently available evidence of the net collectible amount. There is no allowance for doubtful accounts as of March 31, 2015 or June 30, 2014. At March 31, 2015 and at June 30, 2014 we had a balance of $29 thousand and $65 thousand, respectively, all of which related to joint interest billings to Tullow and Dana Petroleum (E&P) Limited (“Dana”), who own 40% and 23% participating interests in the Concession, respectively.

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

All potential dilutive securities, including potentially dilutive options, warrants and convertible securities, if any, were excluded from the computation of dilutive net loss per common share for the three and nine month periods ended March 31, 2015 and 2014, respectively, as their effects are antidilutive due to our net loss for those periods.

Stock options to purchase approximately 0.9 million common shares at an average exercise price of $10.34 and warrants to purchase approximately 26 thousand shares of common stock at an average exercise price of $12.64 were outstanding at March 31, 2015. Using the treasury stock method, had we had net income, no common shares attributable to our outstanding stock options would have been included in the fully diluted earnings per share for the three month period ended March 31, 2015 while approximately 500 common shares attributable to our outstanding stock options would have been included in the fully diluted earnings per share for the nine month period ended March 31, 2015.  There would have been no dilution attributable to our outstanding warrants to purchase common shares. Had we had net income, no common shares attributable to restricted stock awards would have been included in the fully diluted earnings per share for the three month period ended March 31, 2015 while approximately 6 thousand common shares attributable to our restricted stock awards would have been included in the fully diluted earnings per share for the nine month period ended March 31, 2015.

Stock options to purchase approximately 1.1 million common shares at an average exercise price of $11.28 and warrants to purchase approximately 0.4 million shares of common stock at an average exercise price of $10.40 were outstanding at March 31, 2014. Using the treasury stock method, had we had net income, approximately 68 thousand and 41 thousand common shares attributable to our outstanding stock options would have been included in the fully diluted earnings per share for the three and nine month period ended March 31, 2014.  There would have been no dilution attributable to our outstanding warrants to purchase common shares. Had we had net income, 21 thousand and 7 thousand common shares attributable to restricted stock awards would have been included in the fully diluted earnings per share for the three month and nine month period ended March 31, 2014.

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

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The carrying values of cash and cash equivalents, accounts receivable — joint interest and accounts payable approximate fair value. Available-for-sale securities, which consisted entirely of Corporate Debt securities, were valued at the closing price reported in the active market in which the security was traded. As of March 31, 2015, there were no remaining investments on hand.

Foreign currency gains and losses from current operations

In accordance with ASC Topic 830, Foreign Currency Matters, the functional currency of our international subsidiaries is the U.S. Dollar. Gains and losses from foreign currency transactions arising from operating assets and liabilities are included in general, administrative and other operating expense, have not been significant. Net foreign currency transaction gains (losses) were $(39) thousand and $(58) thousand for the three and nine month period ended March 31, 2015, as compared to $(0.1) million and $(0.6) million for the three and nine month period ended March 31, 2014.

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

The following table provides detail of total capitalized costs for our Guinea concession which remain unproved and unevaluated and are excluded from amortization as of March 31, 2015 and June 30, 2014 (in thousands):

	March 31, 2015	June 30, 2014
Oil and Gas Properties:
Unproved properties not subject to amortization	$14,311	$14,259

During the nine month period ended March 31, 2015, our oil and gas property balance increased by $52 thousand as a result of additional geological and geophysical costs incurred. Evaluation activities of these unproved properties are expected to be completed within the next one to two years.

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

3. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses (in thousands) as of March 31, 2015 and June 30, 2014 include the following:

	March 31, 2015	June 30, 2014
Accounts payable — trade and oil and gas exploration activities	$135	$998
Accounts payable — joint interest partner share of legal settlement	—	1,890
Accounts payable — legal costs	1,212	2,492
Accrued payroll and bonus	689	282
	$2,036	$5,662

4. INVESTMENTS

During the third and fourth quarters of fiscal 2013, we purchased a total of $15.5 million in debt securities which were classified as available-for-sale. These securities matured during the third quarter of fiscal 2014. No investments were held and we had no securities classified as held-to-maturity as of March 31, 2015 or June 30, 2014.

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

The 2010 Plan provides for the grants of shares of common stock, restricted stock units or incentive stock options and/or nonqualified stock options to purchase our common stock to selected employees, directors, officers, agents, consultants, attorneys, vendors and advisors of ours’ or of any parent or subsidiary thereof. Shares of common stock or restricted stock can only be granted under the 2010 Plan within 10 years from the plan effective date of February 18, 2010. A maximum of 1,250,000 shares are issuable under the 2010 Plan and at March 31, 2015, 369,753 shares remained available for issuance.

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

The following table provides information about options during the nine months ended March 31, 2015 and 2014:

	2015	2014
Number of options granted	101,106	7,421
Compensation expense recognized	$526,000	$537,000
Weighted average fair value of options outstanding	$7.13	$7.36

The following table details the significant assumptions used to compute the fair market values of employee and director stock options granted during the nine month periods ended March 31, 2015 and 2014:

	2015	2014
Risk-free interest rate	0.05-0.12%	0.08-0.90%
Dividend yield	0%	0%
Volatility factor	65-216%	74-95%
Expected life (years)	0.5	0.5-3.25

Summary information regarding employee and director stock options issued and outstanding under all plans as of March 31, 2015 is as follows:

	Options	Weighted Average Exercise Price	Aggregate intrinsic value	Weighted average remaining contractual term (years)
Options outstanding at July 1, 2014	1,441,727	$8.76	$8,327	3.14
Granted	101,106	3.25
Exercised	—	—
Forfeited	(474,353)	3.82
Expired	(211,776)	10.81
Options outstanding at March 31, 2015	856,704	$10.34	$—	2.92
Options exercisable at March 31, 2015	614,146	$12.94	$7	2.56

Options outstanding and exercisable as of March 31, 2015

Exercise Price	Outstanding Number of Shares	Remaining Life	Exercisable Number of Shares
$1.92-4.00	121,067	1 year	121,067
$1.92-4.00	95,764	3 years	38,171
$1.92-4.00	232,706	4 years	78,856
$4.01-10.00	49,749	1 year	49,749
$4.01-10.00	111,251	2 years	84,167
$4.01-10.00	16,437	3 years	13,031
$4.01-10.00	30,500	5 years	30,500
$10.01-20.00	1,250	1 year	1,250
$10.01-20.00	1,875	2 years	1,250
$10.01-20.00	28,750	5 years	28,750
$20.01-30.00	16,667	1 year	16,667
$20.01-30.00	1,250	2 years	1,250
$20.01-30.00	31,625	6 years	31,625
$30.01-40.00	79,000	1 year	79,000
$30.01-40.00	27,563	6 years	27,563
$40.01-50.00	6,250	1 year	6,250
$40.01-50.00	5,000	6 years	5,000
	856,704		614,146

At March 31, 2015, there was $0.3 million of unrecognized compensation costs related to non-vested share based compensation arrangements granted to employees and directors under the plans, with an amortization period of two to three years.

Restricted Stock

The fair value of restricted stock awards classified as equity awards is based on the Company’s stock price as of the date of grant. During the year ended June 30, 2014, we granted 21,030 shares of restricted stock awards with a fair value of $0.1 million. These awards did not grant any rights as a shareholder of the company until a certificate for the vested shares of common stock had been issued. During the nine months ended March 31, 2015, all such awards were forfeited with compensation expense forfeiture credits of approximately $46 thousand recorded, no new grants issued, and none are outstanding at March 31, 2015.

6. INCOME TAXES

Federal income taxes are not due as we have had losses since inception. Our effective tax rate for the three and nine month periods ended March 31, 2015 and 2014 is zero percent. This rate is lower than the U.S. statutory rate of 35 percent primarily due to the valuation allowance applied against our net deferred tax assets.

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

If violations of the FCPA occurred, we could be subject to fines, civil and criminal penalties, equitable remedies, and injunctive relief.   We could also face fines, sanctions and other penalties from authorities in other jurisdictions that could affect our ability to conduct business operations in those jurisdictions. In addition, disclosure and the pendency of the investigation could adversely affect our reputation and our ability to obtain new business or retain existing business or implement our business plan, to attract and retain employees and to access the capital markets. No amounts have been accrued related to any potential fines, sanctions or other penalties. We cannot currently predict what, if any, actions may be taken by the DOJ, the SEC, the applicable government or other authorities or the effect any actions may have on our results of operations, financial condition, on our financial statements or on our business in Guinea and other jurisdictions. We are unable to predict when the investigations will be completed, what outcome will result or what total costs we will incur in the course of the investigations. We incurred approximately $7.5 million in legal and other professional fees associated with the FCPA investigations in the year ended June 30, 2014, and an additional $3.7 million in the nine month period ended March 31, 2015. It is likely that we will continue to incur additional significant legal expenses.

Subsequent to the end of the three month period ended March 31, 2015, a purported shareholder derivative action was filed as described in Note 8 to the Financial Statements.

COMMITMENTS AND CONTINGENCIES

Operating Leases

We lease office space under long-term operating leases with varying terms. Most of the operating leases contain renewal and purchase options. We expect that in the normal course of business, the majority of operating leases will be renewed or replaced by other leases.

The following is a schedule by years of minimum future rental payments required under operating leases that have initial or remaining non-cancellable lease terms in excess of one year as of March 31, 2015 (in thousands):

Years ending June 30:
2015	$96
2016	386
2017	392
2018	399
2019 and thereafter	406
Total minimum payments required	$1,679

Rent expense included in net loss from operations for the three and nine month periods ended March 31, 2015 and 2014 was $10 thousand and $0.2 million respectively, compared to $0.1 million and $0.3 million for the three and nine month periods ended March 31, 2014.

8. SUBSEQUENT EVENT

On April 28, 2015, a purported shareholder derivative petition was filed against all of our current directors, our current chief financial officer, and our past chief executive officer and past vice president of African affairs in the Delaware Court of Chancery. The petition alleges breaches of their fiduciary duties of loyalty and good faith in connection with potential violations by us of the FCPA. The plaintiff seeks an unspecified amount of damages against these persons and does not request any damages from us.

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

The Consortium planned to drill the exploration well in ultra-deepwater in the first half of calendar 2014. On March 11, 2014 Tullow unilaterally asserted its claim that there had been a Force Majeure event under the PSC with the Government of Guinea, the Joint Operating Agreement (“JOA”) between Dana, Tullow and us and the SPA. Tullow stated in its notice that the decisions by the DOJ and the SEC to open investigations into our activities in obtaining and retaining the Concession rights constituted a Force Majeure event under the terms of the PSC, JOA and SPA. Tullow unilaterally lifted its declaration of Force Majeure effective May 3, 2014, but conditions precedent to resuming petroleum operations, which include clarification from the government of Guinea that the investigations of Hyperdynamics will not adversely affect operations under the PSC, and an eradication of the Ebola virus outbreak in Guinea, continue to exist.

We expect the Consortium will resume petroleum operations if the impediments to drilling are removed. The timing or outcome of these events is unknown. We estimate that a period of approximately six months from the resumption of operations will be necessary to enact all procedures and to enter into the necessary contracts prior to drilling. Accordingly, the commencement of drilling before the end of 2015 is extremely unlikely.

The continued absence of petroleum operations affects the value of the Concession as the second exploration period of the Concession ends in September 2016. The extension of the second exploration period (September 2013-2016) may be further extended for one year beyond September 2016 to allow the completion of a well in process and for up to two years to allow the completion of an appraisal of any discovery made.

An exploration well is required to be commenced by the end of September 2016 and reach a minimum depth of 2,500 meters below seabed to satisfy the September 2013-2016 work requirement. Failure to comply with the drilling and other obligations of the PSC could subject us to risk of loss of the Concession, and continued delays could affect adversely the ability to drill more than one well and the attractiveness of the Concession and our business to prospective industry participants and financing sources.

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

Results of Operations

Based on the factors discussed below the net loss attributable to common shareholders for the three months ended March 31, 2015 decreased $5.4 million, or 66% to a net loss of $2.8 million, or $0.13 per share, from a net loss of $8.2 million, or $0.39 per share for the three months ended March 31, 2014. Net loss attributable to common shareholders for the nine months ended March 31, 2015 decreased $10.5 million, or 50%, to a net loss of $10.5 million, or $0.50 per share, from a net loss of $21.0 million, or $1.00 per share for the nine months ended March 31, 2014.

Reportable segments

We have one reportable segment: our international operations in Guinea conducted through our subsidiary SCS. SCS is engaged in oil and gas exploration activities pertaining to offshore Guinea.

Three months ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Revenues.  There were no revenues for the three months ended March 31, 2015 and 2014.

Depreciation.   Depreciation on property and equipment decreased 50% or $48 thousand from the fiscal 2014 period to the fiscal 2015 period. Depreciation expense was $49 thousand and $97 thousand in the three months ended March 31, 2015 and 2014, respectively.

General, Administrative and Other Operating Expenses. Our general, administrative and other operating expenses were $2.7 million and $8.1 million for the three months ended March 31, 2015 and 2014, respectively. This represents a decrease of 66% or $5.4 million from the fiscal 2014 period to the fiscal 2015 period. The decrease in expense was attributable to decreases in personnel related costs of approximately $0.6 million, investor services cost of $0.1 million, travel costs of approximately $0.1 million and legal fees of $4.5 million, which can primarily be attributed to legal and other professional fees related to the FCPA investigations which decreased $1.7 million and the terminated AGR lawsuit which decreased $2.4 million.

Loss from Continuing Operations. As a result of the factors discussed above, our loss from operations decreased by $5.4 million from $8.2 million in the three months ended March 31, 2014 to $2.8 million for the three months ended March 31, 2015.

Nine months ended March 31, 2015 Compared to Nine Months Ended March 31, 2014

Revenues.  There were no revenues for the nine months ended March 31, 2015 and 2014.

Depreciation.   Depreciation on property and equipment decreased 36% or $114 thousand from the fiscal 2014 period to the fiscal 2015 period. Depreciation expense was $204 thousand and $318 thousand in the nine months ended March 31, 2015 and 2014, respectively.

General, Administrative and Other Operating Expenses. Our general, administrative and other operating expenses were $10.3 million and $20.7 million for the nine months ended March 31, 2015 and 2014, respectively. This represents a decrease of 50% or $10.4 million from the fiscal 2014 period to the fiscal 2015 period. The decrease in expense was attributable to decreases in personnel related costs of approximately $1.6 million, contract labor costs of $0.5 million, investor services cost of $0.3 million, travel costs of $0.2 million, foreign currency losses of approximately $0.5 million and legal fees of $7.1 million, which can primarily be attributed to legal and other professional fees related to the FCPA investigations which decreased $1.9 million and the AGR lawsuit which decreased $4.8 million. Our foreign currency transaction losses were primarily the result of a large balance in accounts payable denominated in foreign currency, primarily associated with our drilling contract with AGR, for which payment had been frozen pending the resolution of our legal dispute with AGR. This dispute was settled in May 2014 resulting in substantially reduced accounts payable activity denominated in foreign currency and therefore reduced foreign currency transaction losses in the nine months ended March 31, 2015.

Loss from Continuing Operations. As a result of the factors discussed above, our loss from operations decreased by $10.5 million from $21.0 million in the nine months ended March 31, 2014 to $10.5 million for the nine months ended March 31, 2015.

Liquidity and Capital Resources

General

	Nine Months Ended March 31,
	2015	2014
Net cash used in operating activities	$(12,804)	$(14,168)
Net cash provided by (used in) investing activities	(67)	13,817
Net cash provided by financing activities	—	—
DECREASE IN CASH AND CASH EQUIVALENTS	(12,871)	(351)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	35,270	26,468
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$22,399	$26,117

Operating Activities

Net cash used in operating activities for the nine months ended March 31, 2015 was $12.8 million compared to $14.2 million for the nine months ended March 31, 2014. The decrease in cash used in operating activities is primarily attributable the $10.5 million decrease in net loss, offset by changes in working capital during the periods, a $3.6 million decrease of accounts payable in the current period compared to a $4.5 million increase in accounts payable in the prior period. The decrease in accounts payable in the current period can be attributed primarily to the decrease in legal and other professional fees and the payment of a joint interest owner’s share of the AGR legal settlement.

Investing Activities

Net cash used in investing activities for the nine months ended March 31, 2015 was $67 thousand compared to $13.8 million net cash provided in the nine months ended March 31, 2014. The decrease in cash provided by investing activities can primarily be attributed to the cash provided by the maturity of available-for-sale securities of $15.2 million during the nine months ended March 31, 2014 when compared to the current period where such activity did not occur.

Financing Activities

There were no cash provided by financing activities during the nine months ended March 31, 2015 and 2014.

Liquidity

On March 31, 2015, we had $22.4 million in cash and $2 million in liabilities, all of which are current. We plan to use our existing cash to fund our general corporate needs, our legal and other professional fees and our expenditures associated with the Concession, including our share of future capital expenditures that are not paid by Tullow on our behalf. We have no other material commitments; however, we have incurred significant legal expenses in the year ended June 30, 2014 and the nine months ended March 31, 2015, and it is likely that we will continue to incur significant legal expenses.

Since September 2013, we have received subpoenas from the United States Department of Justice (“DOJ”) and the United States Securities and Exchange Commission (“SEC”) requesting that we produce documents relating to our Concession in Guinea. We are unable to predict the timing, outcome or future cost associated with legal proceedings and the investigations being conducted by the DOJ and SEC. We incurred approximately $7.5 million in legal and other professional fees related to the investigations in the year ended June 30, 2014 and approximately $3.7 million in the nine months ended March 31, 2015.

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

The renewal of the second exploration period may be extended for one additional year beyond 2016 to allow the completion of a well in process and for two additional years to allow the completion of the appraisal of any discovery made. Additionally, to satisfy the September 2013-2016 work requirement, one exploration well is required to be drilled, which is to be commenced by the end of September 2016, to a minimum depth of 2,500 meters below seabed.

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

We expect the Consortium will resume petroleum operations if the impediments to drilling are removed. The timing or outcome of these events is unknown. We estimate that a period of approximately six months from the resumption of operations will be necessary to enact all procedures and to enter into the necessary contracts prior to drilling. Accordingly, the commencement of drilling before the end of 2015 is extremely unlikely. Failure to comply with the drilling and other obligations of the PSC could subject us to risk of loss of the Concession, and continued delays could affect adversely the ability to drill more than one well and the attractiveness of the Concession and our business to prospective industry participants and financing sources.

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

Capital Expenditures

During the first nine months of fiscal 2015, we incurred an additional $52 thousand in costs and we expended $12 thousand for previous property additions included in accounts payable as of June 30, 2014. Additionally, during the first nine months of fiscal 2015, $3 thousand was expended for the purchase of property, plant and equipment. This compares to the first nine months of fiscal 2014, where we received credits for costs previously incurred resulting in a $0.1 million reduction in oil and gas properties, but we expended $1.3 million for previous property additions included in accounts payable as of June 30, 2013. Additionally, during the first nine months of fiscal 2014 $0.1 million was expended for the purchase of property, plant and equipment. Fiscal 2014 oil and gas properties expenditures mostly pertained to costs associated with the processing of our most recent 3-D survey.

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

Item 4. Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.  Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of June 30, 2014, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Our management, including the CEO and CFO, identified no change in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II Other Information

Item 1. Legal Proceedings

From time to time, we and our subsidiaries are involved in business disputes. We are unable to predict the outcome of such matters when they arise. Currently pending proceedings, in our opinion, will not have a material adverse effect upon our consolidated financial statements. The following are the only litigation matters with material developments during the three month period ended March 31, 2015.

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

Our common stock was delisted from the New York Stock Exchange (“NYSE”) on March 10, 2015 and we began trading on the OTCQX market on March 11, 2015.  Delisting from the NYSE could limit the liquidity of our common stock, and hinder our ability to raise additional capital as well as having other negative results.

Our common stock was delisted from the NYSE in March 2015 due to our failure to satisfy the NYSE’s continued listing criteria. Our common stock is now traded on the OTCQX which is a less prestigious and less active marketplace. Accordingly, liquidity in the trading of our common stock could be limited, which could limit the ability of shareholders to sell securities in the secondary market.

Additionally, trading on an over-the-counter quotation system could adversely affect our ability to raise additional financing through public or private sales of equity securities and could also have other negative results, including the loss of institutional investor interest and fewer business development opportunities.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(A)

Exhibit Number	Description

3.1.1	Certificate of Incorporation (1)

3.1.2	Certificate of Amendment of Certificate of Incorporation, dated January 21, 1997 (1)

3.1.3	Certificate of Amendment of Certificate of Incorporation, dated September 20, 1999 (1)

3.1.4	Certificate of Amendment of Certificate of Incorporation, dated December 22, 2003 (1)

3.1.5	Certificate of Amendment of Certificate of Incorporation, dated March 11, 2011 (2)

3.1.6	Certificate of Amendment of Certificate of Incorporation, dated June 28, 2013 (18)

3.1.7	Series B Certificate of Designation (4)

3.2	Amended and Restated By-laws (15)

4.1	Form of Common Stock Certificate (3)

4.2	Form of Common Stock Purchase Warrant issued to investors on February 1, 2012 (17)

10.1	Hydrocarbon Production Sharing Contract (PSA) between SCS Corporation and the Republic of Guinea, dated September 22, 2006 (5)

10.2	Amendment No. 1 to the Hydrocarbons Production Sharing Contract between SCS Corporation and the Republic of Guinea, dated March 25, 2010 (8)

10.3*	Amended and Restated Employment Agreement between Hyperdynamics and Ray Leonard, effective as of July 23, 2012 (6)

10.4	Sale and Purchase Agreement between Hyperdynamics Corporation and Dana Petroleum (E&P) Limited, effective as of December 4, 2009 (9)

10.5	Operating Agreement between SCS Corporation and Dana Petroleum (E&P) Limited, dated January 28, 2010 (13)

10.6*	2010 Equity Incentive Plan as amended (11)

10.7*	Form of Incentive Stock Option Agreement (7)

10.8*	Form of Non-Qualified Stock Option Agreement (7)

10.9*	Form of Restricted Stock Agreement (7)

10.10	Contract Number: AGR/C105/10 between SCS Corporation and AGR Peak Well Management Limited for Provision of Well Construction Management Services, including LOGIC General Conditions as Appendix I (10)

10.11	Agreement for the Supply of Marine Seismic Data Application and Processing Services, dated September 20, 2011 between SCS Corporation and CGG Veritas Services SA (16)

10.12	Form of Securities Purchase Agreement, dated January 30, 2012, between Hyperdynamics Corporation and investors in the offering (17)

10.13	Placement Agency Agreement, dated January 30, 2012, by and between Hyperdynamics Corporation and Rodman & Renshaw, LLC (17)

10.14	Purchase and Sale Agreement between SCS Corporation Ltd. and Tullow Guinea Ltd., dated November 20, 2012 (12)

10.15

Joint Operating Agreement Novation and Amendment Agreement relating to the Operating Agreement for the Hydrocarbon Production Sharing Contract, offshore Guinea, between SCS Corporation Ltd., Dana Petroleum E&P Limited, and Tullow Guinea Ltd. dated December 31, 2012. (14)

10.16	Parent Company Guarantee between Tullow Oil plc and SCS Corporation Ltd., dated December 31, 2012 (14)

10.17*	Retention Bonus Agreement between Hyperdynamics and Paolo Amoruso, dated June 30, 2014

10.18	Settlement Deed between Hyperdynamics Corporation, SCS Corporation Ltd., AGR Well Management Ltd, and Jasper Drilling Private Ltd dated May 16, 2014 (19)

14.1	Code of Ethics (1)

21.1	Subsidiaries of the Registrant (19)

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

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contracts or compensatory plans or arrangements.
**	Filed herewith.
(1)	Incorporated by reference to Form 10-K filed September 11, 2013.
(2)	Incorporated by reference to Schedule 14A filed January 11, 2011.
(3)	Incorporated by reference to Form S-1 filed January 12, 2006, as amended.
(4)	Incorporated by reference to Form 8-K filed June 15, 2001.
(5)	Incorporated by reference to Form 8-K filed September 28, 2006.
(6)	Incorporated by reference to Form 10-K filed on September 13, 2012.
(7)	Incorporated by reference to Form S-8 filed June 14, 2010.
(8)	Incorporated by reference to Form 8-K, dated March 31, 2010.
(9)	Incorporated by reference to Form 8-K, filed December 7, 2009.
(10)	Incorporated by reference to Form 8-K filed December 6, 2010.
(11)	Incorporated by reference to Form 8-K filed November 6, 2012.
(12)	Incorporated by reference to Form 8-K filed November 21, 2012.
(13)	Incorporated by reference to Form 8-K, dated January 29, 2010.
(14)	Incorporated by reference to Form 8-K, dated January 7, 2013.
(15)	Incorporated by reference to Form 8-K filed December 28, 2011.
(16)	Incorporated by reference to Form 8-K filed on September 23, 2011.
(17)	Incorporated by reference to Form 8-K filed on February 1, 2012.

(18)	Incorporated by reference to Form 8-K filed on June 28, 2013.
(19)	Incorporated by reference to Form 10-K filed on September 12, 2014.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Hyperdynamics Corporation
(Registrant)

By:	/S/ Ray Leonard
Ray Leonard
Chief Executive Officer

Dated: May 7, 2015

By:	/S/ David Wesson
David Wesson
Vice President and Chief Financial and Accounting Officer

Dated: May 7, 2015

Exhibit Index

Exhibit Number	Description

3.1.1	Certificate of Incorporation (1)

3.1.2	Certificate of Amendment of Certificate of Incorporation, dated January 21, 1997 (1)

3.1.3	Certificate of Amendment of Certificate of Incorporation, dated September 20, 1999 (1)

3.1.4	Certificate of Amendment of Certificate of Incorporation, dated December 22, 2003 (1)

3.1.5	Certificate of Amendment of Certificate of Incorporation, dated March 11, 2011 (2)

3.1.6	Certificate of Amendment of Certificate of Incorporation, dated June 28, 2013 (18)

3.1.7	Series B Certificate of Designation (4)

3.2	Amended and Restated By-laws (15)

4.1	Form of Common Stock Certificate (3)

4.2	Form of Common Stock Purchase Warrant issued to investors on February 1, 2012 (17)

10.1	Hydrocarbon Production Sharing Contract (PSA) between SCS Corporation and the Republic of Guinea, dated September 22, 2006 (5)

10.2	Amendment No. 1 to the Hydrocarbons Production Sharing Contract between SCS Corporation and the Republic of Guinea, dated March 25, 2010 (8)

10.3*	Amended and Restated Employment Agreement between Hyperdynamics and Ray Leonard, effective as of July 23, 2012 (6)

10.4	Sale and Purchase Agreement between Hyperdynamics Corporation and Dana Petroleum (E&P) Limited, effective as of December 4, 2009 (9)

10.5	Operating Agreement between SCS Corporation and Dana Petroleum (E&P) Limited, dated January 28, 2010 (13)

10.6*	2010 Equity Incentive Plan as amended (11)

10.7*	Form of Incentive Stock Option Agreement (7)

10.8*	Form of Non-Qualified Stock Option Agreement (7)

10.9*	Form of Restricted Stock Agreement (7)

10.10	Contract Number: AGR/C105/10 between SCS Corporation and AGR Peak Well Management Limited for Provision of Well Construction Management Services, including LOGIC General Conditions as Appendix I (10)

10.11	Agreement for the Supply of Marine Seismic Data Application and Processing Services, dated September 20, 2011 between SCS Corporation and CGG Veritas Services SA (16)

10.12	Form of Securities Purchase Agreement, dated January 30, 2012, between Hyperdynamics Corporation and investors in the offering (17)

10.13	Placement Agency Agreement, dated January 30, 2012, by and between Hyperdynamics Corporation and Rodman & Renshaw, LLC (17)

10.14	Purchase and Sale Agreement between SCS Corporation Ltd. and Tullow Guinea Ltd., dated November 20, 2012 (12)

10.15

Joint Operating Agreement Novation and Amendment Agreement relating to the Operating Agreement for the Hydrocarbon Production Sharing Contract, offshore Guinea, between SCS Corporation Ltd., Dana Petroleum E&P Limited, and Tullow Guinea Ltd. dated December 31, 2012. (14)

10.16	Parent Company Guarantee between Tullow Oil plc and SCS Corporation Ltd., dated December 31, 2012 (14)

10.17*	Retention Bonus Agreement between Hyperdynamics and Paolo Amoruso, dated June 30, 2014

10.18	Settlement Deed between Hyperdynamics Corporation, SCS Corporation Ltd., AGR Well Management Ltd, and Jasper Drilling Private Ltd dated May 16, 2014 (19)

14.1	Code of Ethics (1)

21.1	Subsidiaries of the Registrant (19)

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

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contracts or compensatory plans or arrangements.
**	Filed herewith.
(1)	Incorporated by reference to Form 10-K filed September 11, 2013.
(2)	Incorporated by reference to Schedule 14A filed January 11, 2011.
(3)	Incorporated by reference to Form S-1 filed January 12, 2006, as amended.
(4)	Incorporated by reference to Form 8-K filed June 15, 2001.
(5)	Incorporated by reference to Form 8-K filed September 28, 2006.
(6)	Incorporated by reference to Form 10-K filed on September 13, 2012.
(7)	Incorporated by reference to Form S-8 filed June 14, 2010.
(8)	Incorporated by reference to Form 8-K, dated March 31, 2010.
(9)	Incorporated by reference to Form 8-K, filed December 7, 2009.
(10)	Incorporated by reference to Form 8-K filed December 6, 2010.
(11)	Incorporated by reference to Form 8-K filed November 6, 2012.
(12)	Incorporated by reference to Form 8-K filed November 21, 2012.
(13)	Incorporated by reference to Form 8-K, dated January 29, 2010.
(14)	Incorporated by reference to Form 8-K, dated January 7, 2013.
(15)	Incorporated by reference to Form 8-K filed December 28, 2011.
(16)	Incorporated by reference to Form 8-K filed on September 23, 2011.
(17)	Incorporated by reference to Form 8-K filed on February 1, 2012.
(18)	Incorporated by reference to Form 8-K filed on June 28, 2013.
(19)	Incorporated by reference to Form 10-K filed on September 12, 2014.