Form 10-K
period 2015-06-30
HYPERDYNAMICS CORP
filed 2015-09-16
CIK 937136

Use these links to rapidly review the document

HYPERDYNAMICS CORPORATION Index to Financial Statements TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2015
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

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge , in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act) Yes ☐    No ☒

         As of December 31, 2014, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $16,205,875 based on the closing sale price as reported on the NYSE. We had 21,046,591 shares of common stock outstanding on September 10, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

         The information required in Part III of this Annual Report on Form 10-K is incorporated by reference from the registrant's definitive proxy statement, which is due to be filed within 120 days after the end of the registrant's fiscal year ended June 30, 2015.

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

        As used herein, references to "Hyperdynamics," "Company," "we," "us," and "our" refer to Hyperdynamics Corporation and our subsidiaries, including SCS Corporation Ltd ("SCS"). The rights in the Concession offshore Guinea are held by SCS.

Item 1.    Business

Overview

        We are an independent oil and gas exploration company with large prospects in offshore Republic of Guinea ("Guinea") in Northwest Africa pursuant to rights granted to us by Guinea (the "Concession") under a Hydrocarbon Production Sharing Contract, as amended ("PSC"). After having sold a 40% gross interest in the concession to Tullow Guinea Ltd. ("Tullow") during the second quarter of fiscal 2013, we now hold a 37% participating interest. Dana Petroleum, PLC ("Dana"), which is a subsidiary of the Korean National Oil Corporation holds the remaining 23% interest in the Concession. Tullow became the Operator of the Concession on April 1, 2013. We refer to Tullow, Dana and us in the Concession as the "Consortium".

        Pursuant to the Share Purchase Agreement ("Tullow SPA") between Tullow and us, Tullow agreed to pay all of our participating interest share of expenditures associated with joint operations in the Concession up to a gross expenditure cap of $100 million incurred during the carry period that began on September 21, 2013. The timing of the planned well is uncertain. We will be responsible for our 37% interest share of the cost in excess of the remaining gross carry amount. Additionally, Tullow agreed to pay our participating interest share of future costs for the drilling of an appraisal of the initial exploration well, if drilled, up to a gross expenditure cap of $100 million.

        We received subpoenas from the United States Department of Justice ("DOJ") in September 2013 and from the United States Securities and Exchange Commission ("SEC") in February 2014 requesting that we produce documents relating to our Concession in Guinea.

        On May 22, 2015 we received a letter from the DOJ closing its investigation into possible violations of the Foreign Corrupt Practices Act ("FCPA") without bringing any charges against the Company. The SEC investigation has not been concluded.

        The Consortium planned to drill an exploration well in the ultra-deepwater area of the Concession the first half of calendar 2014. On March 11, 2014 Tullow unilaterally asserted its claim that there had been a Force Majeure event under the PSC with the Government of Guinea, the Joint Operating Agreement ("JOA") between Dana, Tullow and us and the SPA. Tullow stated in its notice that the decisions by the DOJ and the SEC to open investigations into our activities in obtaining and retaining the Concession rights constituted a Force Majeure event under the terms of the PSC, JOA and Tullow SPA. Tullow unilaterally lifted its declaration of Force Majeure effective May 3, 2014, but conditions precedent to drilling, which include clarification from the government of Guinea that the existence or the result of the investigations of Hyperdynamics will not adversely affect operations under the PSC and an eradication of the Ebola virus outbreak in Guinea continue to exist.

        We expect the Consortium will resume petroleum operations if the impediments to drilling are removed. The timing or outcome of these events is unknown. We estimate that a period of approximately six months from the resumption of operations will be necessary to enact all procedures and to enter into the necessary contracts prior to drilling the next exploration well.

        The continued absence of petroleum operations affects the value of the Concession as the second exploration period of the Concession ends in September 2016. The extension of the second exploration period (September 2013-2016) may be further extended for up to one year beyond September 2016 to allow the completion of a well in progress and for up to two years to allow the completion of an appraisal of any discovery made.

        An exploration well is required to be commenced by the end of September 2016 and reach a minimum depth of 2,500 meters below seabed to satisfy the September 2013-2016 work requirement. Failure to comply with the drilling and other obligations of the PSC could subject us to risk of loss of the Concession. Continued delays could adversely affect our ability to explore the Concession and the attractiveness of the Concession and our business to prospective industry participants and financing sources.

        Since the grant of the Concession, we have conducted 2-dimensional ("2D") and 3-dimensional ("3D") seismic surveys over a portion of the Concession and drilled one non-commercial well completed in February of 2012. The most recent 3D seismic survey covering approximately 4,000 square kilometers in the deeper water portion of the Concession was completed and processed. These results are being used by the Consortium in the planning of the next exploratory well.

        Our primary focus is the advancement of exploration work in Guinea. We have no source of operating revenue, and there is no assurance when we will, if ever. We have no operating cash flows, and we will require substantial additional funds, through additional participation arrangements, securities offerings, or through other means, to fulfill our business plans. If we farm-out additional interests in the Concession, our percentage will decrease. Although we have been successful in raising capital and in entering into key participation arrangements with Dana and Tullow, we have no firm commitments for additional capital resources. The terms of any such arrangements, if made, may not be advantageous. Our need for additional funding may also be affected by the uncertainties involved with the planned exploratory well, the price of oil, and other risks discussed in Item 1A.

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

        On March 25, 2010, we entered into Amendment No. 1 to the PSC with Guinea (the "PSC Amendment"). In May 2010, the government of Guinea issued a Presidential Decree approving the PSC, as amended by the PSC Amendment. The PSC Amendment clarified that we retained a Contract Area of approximately 25,000 square kilometers, which is approximately equivalent to 9,650 square miles or 30% of the original Contract Area under the PSC. The PSC Amendment required that an additional 25% of the retained Contract Area be relinquished by September 21, 2013 as part of the renewal of the second exploration period. The Contract Area is currently 18,750 square kilometers. Under the terms of the PSC Amendment, the first exploration period ended and the second exploration period began on September 21, 2010. The second exploration period ran until September 2013, at which point it was renewed to September 2016 and may be extended for one additional year to allow the completion of a well in progress and for up to two additional years to allow the completion of the appraisal of any discovery made.

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

        Fulfillment of work obligations exempts us from expenditure obligations, and exploration work in excess of minimum work obligations for each exploration period may be carried forward to the following exploration period. If the Consortium does not fulfil the work requirement under the PSC, it is required to pay to Guinea the difference between the amounts actually spent on work realized in fulfillment of the obligations of the work program and the amounts estimated for the total work program.

        Under the PSC Amendment, Guinea may participate in development of any discovery at a participating interest of up to 15% of costs being carried for its share. The cost of that carry is to be recovered out of 62.5% of Guinea's share of cost and profit oil. The PSC Amendment clarified that only those eligible expenditures, which were made following the date the PSC was signed, on September 22, 2006, are eligible for cost recovery. It requires the establishment of an annual training budget of $200,000 for the benefit of Guinea's oil industry personnel, and also obligates the Consortium to pay an annual surface tax of $2.00 per square kilometer on the retained Concession acreage. The PSC Amendment also provides that should the Guinea government note material differences between provisions of the PSC Amendment and international standards or the Petroleum Code, the parties will renegotiate the relevant articles. Additional information on terms under the PSC are included in Note 3 "Investment in Oil and Gas Properties—Guinea Concession" in the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.

Sale of Interest to Dana

        On December 4, 2009, we entered into a Sale and Purchase Agreement ("Dana SPA") with Dana for Dana to acquire a 23% gross interest in the PSC. On January 28, 2010, we closed on the transaction with Dana, and we entered into an Assignment of Participating Interest (the "Assignment"), a Deed of Assignment and JOA. Pursuant to the Assignment, we assigned to Dana an undivided 23% of our participating interest in the contractual interests, rights, obligations and duties under the PSC. As required by the PSC, the Deed of Assignment was delivered as the necessary notice of the Assignment to be given to the Guinean government. On May 20, 2010, we completed the assignment to Dana following the receipt of the final approvals from the Government of Guinea, which were in the form of a Presidential Decree approving the PSC and a document, referred to as an Arrêté, from the Guinea Ministry of Mines and Geology, confirming the Guinea government's approval of the assignment of a 23% participating interest in the PSC to Dana.

Sale of Interest to Tullow

        On December 31, 2012, we closed a sale to Tullow of a 40% gross interest in the Concession. As consideration, we received $27 million from Tullow as reimbursement of our past costs in the Concession and, as additional consideration, Tullow agreed to: (i) pay our participating interest share of future costs associated with joint operations in the Concession, up to a gross expenditure cap of $100 million incurred during the carry period that began on September 21, 2013; and (ii) pay our participating interest share of costs associated with an appraisal well of the initial exploration well, if drilled, subject to a gross expenditure cap on the appraisal well of $100 million. Tullow will continue to pay our costs, subject to the gross expenditure cap of $100 million, until 90 days following the date on which the rig contracted to drill the exploration well moves off the well location. We are responsible for our share of any costs exceeding the gross expenditure cap of $100 million. Tullow agreed to use reasonable endeavors to provide for the commencement of drilling of the exploration well no later than April 1, 2014. The $27 million payment was received by us on December 31, 2012 and was recorded as a reduction in unproved oil and gas properties, net of transaction costs of approximately $3.3 million.

        In connection with the transaction, SCS, Tullow and Dana entered into a Joint Operating Agreement Novation and Amendment Agreement reflecting that as a result of the sale to Tullow, the interest of the parties in the Concession are SCS 37%, Dana 23%, and Tullow 40%, and that Tullow will be bound by the PSC and the JOA previously entered into between SCS and Dana. Tullow will assume all the respective liabilities and obligations of SCS in respect to the assigned 40% interest. SCS and Tullow executed a Deed of Assignment. The Assignment was approved by Guinea's Ministry of Mines and Geology by issuing an Arrêté on December 27, 2012 which formally authorized our assignment of a participating interest to Tullow. Tullow officially became the Operator of the Concession beginning April 1, 2013.

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

DESCRIPTION OF OIL AND GAS PROPERTIES

        The Contract Area is located in the Transform Margin play, offshore Guinea. Following the relinquishment of an additional 25% of the Contract Area as required by the PSC Amendment, the Consortium has the exclusive exploration and production rights to explore and develop approximately 18,750 square kilometers in offshore Guinea (see map below) under the Concession. The second exploration period may be extended with two months' notice to the Minister of Mines and Geology for up to one additional year beyond September 2016 to allow the completion of a well in progress and for up to two additional years to allow the completion of the appraisal of any discovery made.

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

        Two wells have been drilled in the Contract Area: the GU-2B-1 well (1977) and the Sabu-1 well (2012). The GU-2B-1 well was drilled by another company reaching a total depth of 3,253 meters below seabed. Drilling of the Sabu-1 well was finished in February 2012 reaching a total depth of 2,891 meters below seabed.

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

        We acquired approximately 18,200 kilometers of 2D seismic and 7,635 square kilometers of 3D seismic (with 4,000 square kilometers acquired during fiscal 2012 in the deepwater portion of the Concession) to evaluate the Concession. The most recent 3D seismic (Survey C) shows thick wedges of sediment that may contain deep water sandstone reservoirs with marine shale seals that may trap significant oil accumulations, similar to recent discoveries by others on trend. We believe the Sabu-1 well results, demonstrating good reservoir and a working petroleum system, reduced the risks associated with the deeper water exploration program and support the possibility of a continuation into Guinea of the oil-prone play along the Equatorial Atlantic margin.

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

Employees and Independent Contractors

        As of September 10, 2015, we have 11 employees, all of whom are based in the United States. We also use independent contractors from time to time for specific projects. No employees are represented by a union.

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

Productive Wells and Acreage; Undeveloped Acreage

        We do not have any productive oil or gas wells, and we do not have any developed acres (i.e. acres spaced or assignable to productive wells). Undeveloped Acreage is owned through our Concession in offshore Guinea, a description of and the terms of which are described above under "Operations Offshore Guinea—The PSC." The following table sets forth the undeveloped acreage that we held as of June 30, 2015:

	Undeveloped Acreage(1)(2)
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

Drilling Activity

        An exploratory well is a well drilled to find crude oil or natural gas in an unproved area, to find a new reservoir in a field previously found to be productive of crude oil or natural gas in another reservoir, or to extend a known reservoir. A development well is a well drilled within the proved area of a crude oil or natural gas reservoir to the depth of a stratigraphic horizon known to be productive.

        In October 2011, we commenced drilling operations on the Sabu-1 well. In February 2012, the Sabu-1 exploratory well reached the planned total depth of 3,600 meters.

        There have been no drilling activities during the two years ended June 30, 2015.

Geographical Information

        The following table sets out long-lived assets associated with Guinea, including our investment in the Concession offshore Guinea as well as fixed assets:

	June 30, 2015	June 30, 2014
Long-lived assets related to Guinea	$14,311,000	$14,259,000

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

Available Information

        We are currently subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We file periodic reports, proxy materials and other information with the SEC. In addition, we expect to furnish stockholders with annual reports containing audited financial statements certified by our independent registered public accounting firm and interim reports containing unaudited financial information as may be necessary or desirable. We will provide without charge to each person who receives a copy of this report, upon written or oral request, a copy of any information that is incorporated by reference in this report (not including exhibits to the information that is incorporated by reference unless the exhibits are themselves specifically incorporated by reference). Such request should be directed to: Paolo Amoruso, Corporate Secretary, Hyperdynamics Corporation, 12012 Wickchester Lane, Suite 475, Houston, Texas 77079, voice: (713) 353-9400, fax: (713) 353-9421. Our website Internet address is www.hyperdynamics.com.

        We provide free of charge on our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable.

        Members of the public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, and Washington, DC 20549. Members of the public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800–SEC–0330. The Internet address of the Commission is www.sec.gov. That website contains reports, proxy and information statements and other information regarding issuers, like Hyperdynamics Corporation, that file electronically with the Commission. Visitors to the Commission's website may access such information by searching the EDGAR database.

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

        The Concession is our single exploration asset. We have been conducting exploration work related to offshore Guinea since 2002, including significant seismic data surveys, processing, evaluations and studies, but we have no reserves and there is no assurance that our exploration work will result in any discoveries or in any commercial success. The PSC requires the drilling of a minimum of one additional exploration well to a minimum depth of 2,500 meters below the seabed at a minimum cost of $15 million by September 21, 2016. The PSC has other work and additional obligations that need to be performed to maintain compliance with the PSC. Failure to comply could subject us to risk of loss of the Concession. In addition, oil and natural gas operations in Africa may be subject to higher political, health and security risks than operations in other areas of the world. Any adverse development affecting our operations such as, but not limited to, the drilling and operational hazards described below, could result in damage to, or destruction of, any wells and producing facilities constructed on the Concession as well as damage to life. As the Concession is our only exploration asset, any adverse development affecting it could have a material adverse effect on our financial position and results of operations.

The Operator in our Consortium has suspended plans for drilling an exploratory well. If petroleum operations are not restarted soon, our ability to obtain additional financing and our financial condition will be adversely affected.

        On March 11, 2014 Tullow, the Operator in our Consortium, unilaterally asserted its claim that the existence of the DOJ and SEC investigations created a Force Majeure event under the PSC and suspended plans to drill an exploratory well offshore Guinea. Effective May 3, 2014, Tullow provided notice to the Government of Guinea and the other members of the Consortium that it has unilaterally lifted its declaration of Force Majeure under the PSC and the JOA, but did not resume petroleum operations. Continued delays to resume petroleum operations could cause the exploratory well to be postponed and that could have a material adverse effect on our Concession. The Concession offshore Guinea is our principal asset, and our ability to obtain additional financing is likely dependent upon the valuation of this asset and prospects for exploration in the Concession area. If petroleum operations are not commenced soon, our ability to obtain additional financing and our financial condition will be adversely affected, which may impact our ability to conduct exploration. An inability to conduct exploration could result in an impairment of our unproved properties. Unproved properties as of June 30, 2015 were $14.3 million.

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

        We received $27 million in December 2012 at closing of the sale to Tullow of a 40% gross interest in the Concession as well as Tullow paying for our participating share of joint operations in the Concession up to a gross expenditure cap of $100 million incurred during the carry period that began on September 21, 2013, and our participating interest share of future costs for the drilling of an appraisal of the initial exploration well, if drilled, up to a gross expenditure cap of $100 million. Drilling in deep water is expensive and cost overruns often occur. Moreover, the delay in the drilling of the exploration well has increased the overhead and other expenditures eroding the $100 million carry. Continued delays on the drilling of the deep water well erode the carry available and if costs for the initial deep water well, or the appraisal well (if drilled), are greater than the amount agreed to be paid by Tullow, we will be responsible for our share of these costs. Our current capital resources are limited and may not be sufficient.

        Any additional exploration activity in the Concession would likely require that we obtain additional funding to pay for our share of such costs. We may seek such funding through additional sales of interest in the Concession, from equity or debt financings, or through other means. We have no commitments for additional funding, and if obtained, the terms may not be advantageous to us.

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

An extended period of depressed oil and gas prices could adversely affect our financial condition, liquidity, ability to obtain financing and future operating results .Oil and gas prices are volatile, and we have no ability to control the price of oil and gas. A substantial or extended decline in prices could adversely affect our financial condition, liquidity, ability to obtain financing and future operating results.

        We currently have no source of operating revenue. Our financial condition is based solely on our ability to sell equity or debt securities to investors, enter into an additional joint operating or similar strategic relationship with an industry partner, sell interests related to the Concession or borrow funds. We expect that entering into these joint operating or similar relationships would entail transferring a portion of our interest in the Concession to such partner. Such investors would consider the price of oil and gas in making an investment decision. Prolonged periods of low oil and gas prices could adversely affect our financial condition, liquidity, ability to obtain financing, and operating results. Low oil and gas prices in the future will likely also reduce the amount of oil and gas that we could produce economically and could have a negative effect on our future financial results. Historically, oil and gas prices and markets have been volatile and they are likely to continue to be volatile, with prices fluctuating widely in response to relatively minor changes in supply and demand, market uncertainty and a variety of additional factors that are beyond our control. These factors include:

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

The SEC is investigating potential violations of the Foreign Corrupt Practices Act ("FCPA") and anti-money laundering statutes. If an action is commenced or we are found to have violated the FCPA or other legal requirements, our business and financial condition could be adversely affected.

        In September 2013 we received a subpoena from the DOJ and in January 2014 we received a subpoena from the SEC. Both subpoenas requested that the Company produce documents relating to our business in Guinea. We understand that they are investigating whether our activities in obtaining and retaining the Concession rights and our relationships with charitable organizations potentially violate the FCPA and U.S. anti-money laundering statutes. On May 22, 2015, the DOJ closed its investigation into possible violations of the FCPA without bringing any charges against the Company, but it reserved the right to reopen the inquiry if it obtains additional information or evidence in the future regarding this matter.

        The SEC investigation remains open and we do not know when the investigation will be completed, what outcome will result, or the total costs we will incur in connection with this investigation.

        The SEC has a broad range of civil sanctions under the FCPA and other laws and regulations, which they may seek against corporations and individuals, including injunctive relief, monetary penalties and compliance programs, based on alleged improper payments and deficiencies in books and records and internal controls. In addition, the pendency or outcome of the investigation by the SEC could subject us to fines, sanctions and other penalties from authorities in other jurisdictions, including, but not limited to, loss or delay of our rights under the PSC, that could affect our ability to conduct business operations in those jurisdictions and materially impact our financial condition and results of operations.

        These matters will require the involvement of our senior management that could impinge on the time they have available to devote to other matters relating to our business. Current or additional shareholder lawsuits may result in judgments against us and directors and officers named in those proceedings. We do not know the outcome, cost or impact of the SEC investigation, the shareholder lawsuits, or our own internal investigations and review.

Legal fees and associated costs in connection with legal proceedings and the SEC investigation will likely continue to be significant and are expected to adversely affect our liquidity and financial condition and results of operations. The pendency of those matters, and the related legal fees and associated costs, could also adversely affect our business relationships.

        We are involved in several legal proceedings as well as the SEC investigation. There are significant uncertainties involved in these matters, and we are unable to predict the length of the SEC investigation or what outcome will result. Although we cannot estimate the total costs we will incur in the course of the investigations, it is likely that we will continue to incur significant expenses for legal fees and associated costs. Similarly, certain legal proceedings that we are involved in are in various stages, and it is unknown whether the cases will be dismissed, tried, or otherwise resolved. These additional expenses, or a negative result, could adversely affect our liquidity and financial condition and results of operations. In addition, our ability to conduct business with persons with whom we have business relationships, or with whom we potentially could have business relationships, including potential financing sources, may be adversely affected by the pendency of, and expense related to, these matters, and the uncertain nature of potential outcomes.

As a result of the sale of 40% of the Concession to Tullow, we do not own a majority interest in the Concession, and we are not the Operator. We have significantly less influence regarding the timing of exploration and development activities, associated budgets and costs, and other operational decisions.

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

The PSC is subject to renegotiation under certain conditions which may have an adverse impact upon our operations and profitability.

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

        Our business is capital intensive and we must invest a significant amount in our activities. We intend to make substantial capital expenditures to find, develop, and produce natural gas and oil reserves.

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

  •
  debt and convertible debt offerings, which would increase our leverage and add to our need for cash to service such debt and which could result in assets being pledged as collateral; and

  •
  borrowing from financial institutions, which may subject us to certain restrictive covenants, including covenants restricting our ability to raise additional capital or pay dividends.

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

        If we do not obtain capital resources in the future it is unlikely that we will be able to continue to pursue exploration offshore Guinea and our financial condition and operations will be adversely affected.

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

        Exploring for and developing oil reserves involves a high degree of operational and financial risk, which precludes definitive statements as to the time required and costs involved in reaching certain objectives. The budgeted costs of drilling, completing, and operating wells are often exceeded. The cost of our exploratory well, the Sabu-1, was higher than we initially expected, primarily due to numerous delays and issues related to mechanical and operational matters on the rig, logistical delays resulting from limited port facilities in Guinea, and an expanded well logging program. In addition, oil was not discovered in commercial quantities. Unexpected delays and increases in costs associated with wells drilled in the future, could adversely affect our results of operation, financial position, liquidity and business plans.

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

        The site for the next exploratory well the Consortium plans to drill will be in the ultra-deep water. Deepwater drilling generally requires more time and more advanced drilling technologies than exploration in shallower waters, involving a higher risk of equipment failure and higher drilling costs. In addition, even if there is a discovery, taking it to production presents risks that we may not be currently aware of. If we participate in the development of new subsea infrastructure and use floating production systems to transport oil from producing wells, these operations may require substantial time for installation or encounter mechanical difficulties and equipment failures that could result in significant liabilities, cost overruns, or delays. Furthermore, deepwater operations generally, and operations in West Africa in particular, lack the physical oilfield service infrastructure present in other regions. As a result, a significant amount of time may elapse between a deepwater discovery and the marketing of the associated oil and natural gas, increasing both the financial and operational risks involved with these operations. Because of the lack and high cost of this infrastructure, further discoveries the Consortium may make in Guinea may never be economically producible.

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

We may not be able to commercialize our interests in any oil and natural gas produced from our Guinea Concession.

        Our Concession is in the deepwater area offshore Guinea. Even if we find accumulations of hydrocarbons, we may not be able to commercialize our interests due to the geology, water depth, distance to shore, or a ready market for the hydrocarbons. Further, the development of the market for natural gas in West Africa is in its early stages. Currently there is no infrastructure to transport and process natural gas on commercial terms in Guinea, and the expenses associated with constructing such infrastructure ourselves may not be commercially viable given local prices currently paid for natural gas. Accordingly, there may be limited or no value derived from any natural gas produced from our Guinea Concession.

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

We may incur a variety of costs to engage in business transactions, and the anticipated benefits of those transactions may never be realized.

        As a part of our business strategy, we enter into business transactions, or significant investments in, other assets, particularly those that would allow us to produce oil and natural gas and generate revenue to fund our exploration activities. Any future acquisitions would be accompanied by risks such as:

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

        We conduct business in Guinea, which is in a region of the world where there have been recent civil wars, revolutions, coup d'états and internecine conflicts. Further, there is a scheduled Presidential election in October 2015 that has the possibility of destabilizing the country. There is the risk of political violence and increased social tension in Guinea as a result of the past political upheaval, and there is a risk of civil unrest, crime and labor unrest at times. In 2010, democratic elections were held, and a president was elected and inaugurated. While these developments indicate that the political situation in Guinea is improving, external or internal political forces potentially could create a political or military climate that might cause a change in political leadership, the outbreak of hostilities, or civil unrest. Such uncertainties could result in our having to cease our Guinea operations and result in the loss or delay of our rights under the PSC.

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

An Epidemic of the Ebola virus disease in Guinea is ongoing and if it continues or escalates in the near future, it could adversely affect our business operations and financial condition.

        The current outbreak of the Ebola virus disease is ongoing in Guinea. While the current level of infection has dropped to below ten new cases per week, the World Health Organization continues to declare it a global health emergency and we are unable to predict the effect and potential spread of the Ebola virus. The Ebola epidemic has not been eradicated in Guinea, including Conakry. The U.S. Center for Disease Control is still recommending that people avoid non-essential travel to and from any affected areas.

        Any drilling activities of the Consortium will require safe access to the Conakry airport and other infrastructure in Guinea. If the Ebola virus is not eradicated, drilling plans could be compromised and / or costs of operations could be significantly increased. Further, if contractors or subcontractors do not lift travel bans or personnel refuse to travel to Guinea, drilling plans could be delayed or interrupted after commencement. It is likely that the cost of any services could be significantly higher than planned which in turn could have a material adverse effect on our liquidity, business, and results of operations.

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

        The closing price for our common stock has varied between a high of $3.25 on July 1, 2014 and a low of $0.17 on March 13, 2015 for the fiscal year ended June 30, 2015. On September 10, 2015, the closing price of our common stock was $0.78. This volatility may affect the price at which an investor could sell the common stock, and the sale of substantial amounts of our common stock could adversely affect the price of our common stock. Our stock price is likely to continue to be volatile and subject to significant price and volume fluctuations in response to market and other factors, including the other factors discussed in "—Risks Relating to Our Business and the Industry in Which We Operate"; variations in our quarterly operating results from our expectations or those of securities analysts or investors; downward revisions in securities analysts' estimates; and announcement by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments.

Our common stock was delisted from the New York Stock Exchange ("NYSE") on March 10, 2015 and we began trading on the OTCQX market on March 11, 2015. Delisting from the NYSE could limit the liquidity of our common stock, and hinder our ability to raise additional capital as well as having other negative results.

        Our common stock was delisted from the NYSE in March 2015 due to our failure to satisfy the NYSE's continued listing criteria. Our common stock is now traded on the OTCQX which is a less prestigious and less active marketplace. Accordingly, liquidity in the trading of our common stock could be limited, which could limit the ability of shareholders to sell securities in the secondary market.

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        Information on Oil and Gas Properties is included in Item 1. Business above in this Annual Report on Form 10-K.

        Our executive and administrative offices are located at 12012 Wickchester Lane, Suite 475, Houston, Texas 77079 where we lease 16,820 square feet of space pursuant to a lease agreement that expires in March 2020.

Item 3.    Legal Proceedings

        From time to time, we and our subsidiaries are involved in business disputes. We are unable to predict the outcome of such matters when they arise. Currently pending proceedings, in our opinion, will not have a material adverse effect upon our consolidated financial statements. The following is a description of certain disputes involving us.

Shareholder Lawsuits

        On April 2, 2012, a lawsuit styled as a class action was filed in the U.S. District Court for the Southern District of Texas against us and our chief executive officer alleging that we made false and misleading statements that artificially inflated our stock prices. The lawsuit alleges, among other things, that we misrepresented the prospects and progress of our drilling operations, including our drilling of the Sabu-1 well and plans to drill the Baraka-1 well off the coast of the Republic of Guinea. The lawsuit seeks an unspecified amount of damages based on Sections 10(b) and 20 of the Securities Exchange Act of 1934. Although several lead plaintiffs were appointed by the Court and then withdrew from the matter, a lead plaintiff has now been appointed and a scheduling order governing briefing on a motion to dismiss has been entered by the Court. On May 12, 2014, lead plaintiff filed his amended complaint adding our current and former chief financial officers as defendants, and defendants filed their motion to dismiss on July 11, 2014. On August 25, 2015, the Court denied the motion to consolidate this lawsuit with the March 2014 lawsuits described in the paragraph below, but granted the defendants' motion to dismiss and terminated the case. Lead plaintiff has thirty days to appeal the ruling.

        Beginning on March 13, 2014, two lawsuits styled as class actions were filed in the U.S. District Court for the Southern District of Texas against us and several officers of the Company alleging that we made false and misleading statements that artificially inflated our stock prices. The lawsuits allege, among other things, that we misrepresented our compliance with the Foreign Corrupt Practices Act and anti-money laundering statutes and that we lacked adequate internal controls. The lawsuits seek damages based on Sections 10(b) and 20 of the Securities Exchange Act of 1934, although the specific amount of damages is not specified. On May 12, 2014, a shareholder filed a motion for appointment as lead plaintiff, which remains pending. On August 25, 2015, the court in the April 2012 lawsuit denied the motion to consolidate the March 2014 lawsuits with the April 2012 lawsuit. The parties await a ruling on the motion to consolidate the March 2014 lawsuits, and the issuance of a scheduling order in those cases. We have assessed the status of these matters and have concluded that an adverse judgment remains reasonably possible, but not probable. As a result, no provision has been made in the consolidated financial statements. Given the early stage of these disputes, we are unable to estimate a range of possible loss; however, in our opinion, the outcome of this dispute will not have a material effect on our financial condition and results of operations.

        On May 6, 2014, a purported shareholder derivative petition was filed against all of our then-current directors and our current and former chief financial officer in the District Court of Harris County, Texas. The petition alleges breaches of their fiduciary duties, gross mismanagement, abuse of control, waste and unjust enrichment in connection with potential violations by us of the FCPA. The plaintiff seeks an unspecified amount of damages against these persons and does not request any damages from us. The plaintiff did not make a demand on our Board of Directors prior to filing the suit. The plaintiff filed an amended petition on September 16, 2014, which names only current and former board members. We filed a response on October 31, 2014 that seeks to dismiss the case for failure to make demand on the board of directors before the suit was filed. As of January 23, 2015, that motion is fully briefed. In light of the Company's May 22, 2015 announcement that the DOJ had closed its investigation into possible violations of the FCPA by the Company without bringing any charges, the parties entered into an agreement on June 15, 2015, to stay the matter pending the resolution of the investigation by the United States Securities and Exchange Commission, and this letter was filed with the Court on June 26, 2015.

        In addition to these lawsuits, we have received demands from shareholders to inspect our books and records On April 28, 2015, one of those purported shareholders filed a derivative complaint against all of our current directors, our current chief financial officer, and our past chief executive officer, and past vice president of African affairs in the Delaware Court of Chancery. The complaint alleges breaches of their fiduciary duties of loyalty and good faith in connection with potential violations by us of the FCPA. The plaintiff seeks an unspecified amount of damages against these persons and does not request any damages from us. In light of the Company's May 22, 2015 announcement that the DOJ had closed its investigation into possible violations of the Foreign Corrupt Practices Act by the Company without bringing any charges, and upon a stipulation by the parties, the Court entered an order on June 26, 2015, staying the matter pending the resolution of the United States Securities and Exchange Commission's Foreign Corrupt Practices Act investigation.

Iroquois Lawsuit

        On May 9, 2012, a lawsuit was filed in the Supreme Court of the State of New York against us and all of our directors. The plaintiffs, five hedge funds that invested in us in early 2012, allege that we breached an agreement with the plaintiffs, and that we and the directors made certain negligent misrepresentations relating to our drilling operations. Among other claims, the plaintiffs allege that we misrepresented the status of our drilling operations and the speed with which the drilling would be completed. The plaintiffs advance claims for breach of contract and negligent misrepresentation and seek damages in the amount of $18.5 million plus pre-judgment interest. On July 12, 2012, we and the directors moved to dismiss the suit for failure to state a claim as to all defendants and for lack of personal jurisdiction over the director defendants. On June 19, 2013, the court dismissed the negligent misrepresentation claim but declined to dismiss the breach of contract claim. The negligent misrepresentation claim was dismissed without prejudice, meaning plaintiffs could attempt to refile it. On August 12, 2013, the plaintiffs filed an amended complaint. That complaint names only us and seeks recovery for alleged breaches of contract. We filed an answer to the plaintiffs' amended complaint on September 9, 2013, and the court has entered a scheduling order governing pre-trial proceedings in the matter. The maximum possible loss is the full amount of $18.5 million plus interest accrued thereon until judgment. We, however, have assessed the status of this matter and have concluded that although an adverse judgment is reasonably possible, it is not probable. As a result, no provision has been made in the consolidated financial statements. In our opinion, the outcome of this dispute will not have a material effect on our financial condition and results of operations.

Item 4.    Mine Safety Disclosures

        Not Applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

        Shares of our common stock, for the periods presented below, were traded on the NYSE through March 10, 2015 and traded on the OTCQX since March 11, 2015. The following table sets forth the quarterly high and low sales prices per share for our common stock, as reported by the NYSE and the OTCQX exchanges for the respective periods.

	High	Low
Fiscal 2015:
Fourth Quarter	$1.30	$0.39
Third Quarter	0.90	0.17
Second Quarter	1.75	0.77
First Quarter	3.25	1.78
Fiscal 2014:
Fourth Quarter	$4.46	$1.28
Third Quarter	6.79	1.74
Second Quarter	4.38	3.14
First Quarter	5.18	3.37

        On September 10, 2015, the last price for our common stock as reported by the OTCQX was $0.78 per share, and there were approximately 54 stockholders of record of the common stock.

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

Equity Compensation Plan Information

        The following table gives aggregate information under all equity compensation plans of Hyperdynamics as of June 30, 2015.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A)
	A	B	C
Equity compensation plans approved by security holders	1,181,954	$7.43	44,503
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	1,181,954	$7.43	44,503

        The Stock and Stock Option Plan (the "1997 Plan") of Hyperdynamics was adopted May 7, 1997 and amended on December 3, 2001, on January 21, 2005, and on February 20, 2008. The total number of shares authorized under the Plan, as amended, was 1,750,000. The Board terminated the 1997 Plan effective upon stockholder approval of the 2010 Equity Incentive Plan (the "2010 Plan").

        Our 2008 Restricted Stock Award Plan (the "2008 Plan") was adopted on February 20, 2008. The total number of shares authorized under the 2008 Plan was 375,000. The Board terminated the 2008 Plan effective upon stockholder approval of the 2010 Plan.

        On February 18, 2010, at our annual meeting of stockholders, the stockholders approved the 2010 Plan. On February 17, 2012 the 2010 Plan was amended to increase issuable shares from 625,000 to 1,250,000.

        The 2010 Plan provides for the grants of shares of common stock, restricted stock units or incentive stock options and/or nonqualified stock options to purchase our common stock to selected employees, directors, officers, agents, consultants, attorneys, vendors and advisors. Shares of common stock, options, or restricted stock can only be granted under the Plan within 10 years from the effective date of February 18, 2010. A maximum of 1,250,000 shares are issuable under the 2010 Plan.

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

        The following table provides a reconciliation of the securities remaining available for issuance as of June 30, 2015 under the 2010 Plan:

2010 Plan
Shares available for issuance, June 30, 2014	231,324
Stock options granted	(476,106)
Restricted stock granted	—
Previously issued options cancelled or expired	268,255
Previously issued restricted stock cancelled or expired	21,030

Shares available for issuance, June 30, 2015	44,503

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

Item 6.    Selected Financial Data

	Year ended June 30,
(In thousands, except earnings per share data)	2015	2014
Revenue	$—	$
Full-Cost ceiling test write-down	$—		$—
Loss from operations	$(13,395)		$(17,123)
Net loss	$(13,393)		$(17,117)
Basic loss per common share	$(0.64)		$(0.81)
Diluted loss per common share	$(0.64)		$(0.81)
Weighted Average Shares Outstanding	21,047		21,047
Cash	$18,374		$35,270
Oil and Gas Properties	$14,311		$14,259
Total Assets	$34,096		$50,838
Long-Term Liabilities	$—		$—
Shareholder's Equity	$32,426		$45,176

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

  •
  Resume petroleum operations in Guinea and commence drilling of the exploration well.

  •
  Consider financing alternatives and other measures to continue to pursue our exploration objectives offshore Guinea.

Analysis of changes in financial position

        Our current assets decreased by $16,556,000 from $36,181,000 on June 30, 2014 to $19,625,000 on June 30, 2015. The decrease in current assets is primarily due to cash used for general and administrative expenditures, a large portion of which was incurred on legal matters, and to $4.0 million decrease of accounts payable in the current year.

        Our long-term assets decreased $187,000, from $14,657,000 on June 30, 2014, to $14,470,000 on June 30, 2015. This decrease was primarily due to the year over year depreciation of our fixed assets.

        Our current liabilities decreased $3,993,000, from $5,662,000 on June 30, 2014 to $1,669,000 on June 30, 2015. The decrease in current liabilities can be attributed primarily to the decrease in legal and other professional fees payable and the payment of a joint interest owner's share of the AGR legal settlement.

        We had no long-term liabilities at June 30, 2014 or at June 30, 2015.

Results of Operations

        Based on the factors discussed below, the net loss attributable to common shareholders for the year ended June 30, 2015, decreased $3,724,000, to a net loss of $13,393,000, or $0.64 per share in 2015 from a net loss of $17,117,000, or $0.81 per share in 2014.

Reportable segments

        We have one reportable segment: our international oil and gas exploration activities in Guinea conducted through our subsidiary SCS.

Comparison for Fiscal Years 2015 and 2014

        Revenues.    There were no revenues for the years ended June 30, 2015 and 2014.

        Depreciation.    Depreciation decreased 41%, or $163,000, from fiscal 2014 to fiscal 2015. Depreciation expense was $237,000 and $400,000 in the years ended June 30, 2015 and 2014, respectively. The decrease is primarily attributed to no asset additions in the current year and a portion of assets used in the prior year being fully depreciated in the current year.

        General, Administrative and Other Operating Expenses.    Our general, administrative and other operating expenses were $13.2 million and $27.5 million for the year ended June 30, 2015 and 2014, respectively. This represents a decrease of 52% or, $14.3 million from fiscal 2014 to fiscal 2015. Netted in this decrease is a $0.1 million increase in non-cash stock compensation from $0.5 million in the year ended June 30, 2014 to $0.6 million in the year ended June 30, 2015, which can be attributed primarily to a larger amount of forfeitures of options in the prior year resulting from a reduction in workforce The remaining $14.4 million decrease in expense was attributable to an decrease in legal and other professional fees of $11.6 million, which can be attributed Primarily to a decrease in legal and other professional fees related to the FCPA investigations ($2.7 million) as well as a decrease in legal fees related to the AGR lawsuit ($7.7 million). Additionally, we had a decrease in personnel related costs of approximately $1.5 million, which can be attributed to a decline in headcount as a result of fiscal 2014 and 2015 staff reductions, a decrease in foreign currency losses of approximately $0.5 million, a decrease in travel and other office expenditures of approximately $0.3 million and a decrease in investor relations costs of approximately $0.3 million as we presented at fewer conferences and ceased using an outside public relations firm. These factors resulting in decreased costs were partially offset by an partial year increase in our Director and Officer insurance costs of approximately $0.2 million.

        Gain on Legal Settlement.    We recognized a non-cash gain on legal settlement of $10,734,000 in the year ended June 30, 2014 as a result of the settlement of our legal dispute with AGR. There was no such gain in the year ended June 30, 2015.

        Loss from Continuing Operations.    Primarily as a result of the decrease in general and administrative expenses of $14,275,000, offset by the decrease from the 2014 gain on legal settlement of $10,734,000, our loss from continuing operations decreased by $3,724,000, from $17, 117,000 in the year ended June 30, 2014 to $13,393,000 for the year ended June 30, 2015.

Liquidity and Capital Resources

General

	Year Ended June 30,
	2015	2014
Net cash used in operating activities	$(16,833)	$(22,700)
Net cash provided by (used in) investing activities	(63)	31,502
Net cash provided by financing activities	—	—

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(16,896)	8,802
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	35,270	26,468

CASH AND CASH EQUIVALENTS AT END OF YEAR	$18,374	$35,270

Operating Activities

        Net cash used in operating activities for the year ended June 30, 2015 was $16.8 million compared to $22.7 million for the year ended June 30, 2014. The decrease in cash used in operating activities is primarily attributable to our decrease in General, administrative and other operating expenses which decreased from $27.5 million in the prior year to $13.2 million in the current year, mainly the result of a decrease in legal and other professional fees of $11.6 million resulting from fees primarily related to the FCPA investigation and the AGR lawsuit.

Investing Activities

        Net cash provided by (used in) investing activities for the year ended June 30, 2015 was $(63) thousand compared to $31.5 million in the year ended June 30, 2014. The decrease in cash provided from investing activities can be attributed to proceeds of $15.2 million received from maturing investments in the year ended June 30, 2014 with no such activity in the year ended June 30, 2015. This was combined with the receipt of previously restricted cash received upon legal settlement with AGR in the year ended June 30, 2014.

Financing Activities

        There was net cash provided by financing activities for the year ended June 30, 2013 of $0.4 million, whereas there was no cash provided by financing activities during the years ended June 30, 2015 and 2014. This decline in cash provided by financing activities is the result of a no stock options exercises in 2015 and 2014.

Liquidity

        On June 30, 2015, we had $18.4 million in cash and $1.7 million in liabilities, all of which are current. We plan to use our existing cash to fund our general corporate needs, our legal and other professional fees and our expenditures associated with the Concession, including our share of future capital expenditures that are not carried by Tullow on our behalf. We have no other material commitments; however, we have incurred significant legal expenses in the years ended June 30, 2015 and 2014, and until the SEC investigation is closed we expect to incur additional legal expenses.

        We received subpoenas from the DOJ in September 2013 and from the SEC in February 2014 requesting that we produce documents relating to our Concession in Guinea. On May 22, 2015 we received a letter from the DOJ closing its investigation without bringing any charges against the Company. The SEC investigation has not been concluded.We incurred approximately $7.5 million in legal and other professional fees related to the investigations in the year ended June 30, 2014, and another $5.2 million in the year ended June 30, 2015, for a total of $12.7 million.

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

        The second exploration period may be extended with two months' notice to the Minister of Mines and Geology for up to one additional year beyond September 2016 to allow the completion of a well in progress and for up two additional years to allow the completion of the appraisal of any discovery made. Additionally, to satisfy the September 2013-2016 work requirement, one exploration well is required to be drilled, which is to be commenced by the end of September 2016, to a minimum depth of 2,500 meters below seabed.

        The Consortium plans to drill an ultra-deepwater exploration well, the timing of which is uncertain. Tullow agreed to pay all of our participating interest share of expenditures associated with joint operations in the Concession up to a gross expenditure cap of $100 million incurred during the carry period that began on September 21, 2013. We will be responsible for our 37% interest share of the cost in excess of the remaining gross carry amount. Additionally, Tullow agreed to pay SCS's participating interest share of future costs for the drilling of an appraisal of the initial exploration well, if drilled, up to a gross expenditure cap of $100 million.

        We expect the Consortium will resume petroleum operations if the impediments to drilling are removed. The timing or outcome of these events is unknown. We estimate that a period of approximately six months from the resumption of operations will be necessary to enact all procedures and to enter into the necessary contracts prior to drilling. Failure to comply with the drilling and other obligations of the PSC could subject us to risk of loss of the Concession. Continued delays could affect adversely the ability to explore the Concession and could diminish the attractiveness of the Concession to prospective industry participants and financing sources.

        Our costs related to the items referred to above and any additional expenses, or any negative outcomes, could adversely affect our liquidity and financial condition and results of operations. We also will be responsible for our participating interest share of costs in excess of $100 million gross costs associated with joint operations expenditures, including operator overhead and the ultra-deepwater exploration well when drilled beginning on September 21, 2013 and such excess expenditures could exacerbate our liquidity concerns. Absent cash inflows, we could exhaust our current available liquidity within the next twelve months. The timing and amount of our cash outflows are dependent on a number of factors including: legal and other professional fees related to the FCPA investigation, a negative outcome related to any of our legal proceedings and investigations, inability to resume petroleum operations or drilling delays due to the Ebola epidemic or other factors, joint operations expenditures and well costs exceeding our carry, or if we have unfavorable well results. As a result, absent cash inflows, there is substantial doubt as to whether we will have adequate capital resources to meet our current obligations as they become due and therefore be able to continue as a going concern. Our ability to meet our current obligations as they become due over the next twelve months, and to be able to continue exploration, will depend on obtaining additional resources through sales of additional interests in the Concession, equity or debt financings, or through other means, although no assurance can be given that any of these actions can be completed.

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

Disclosure of Contractual Obligations as of June 30, 2015

	Payments due by period ($thousands)
Contractual Obligations(1):	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Installment Obligation	$20	$20	$—	$—	$—
Operating Lease Obligations	1,892	385	792	715	—

Operating Lease Obligations	$1,912	$405	$792	$715	$—

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

        At June, 30, 2015, we had $14.3 million of capitalized costs associated with our Guinea operations.

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

        Management assessed the effectiveness of the Company's internal control over financial reporting as of June 30, 2015. In making this assessment, management used the criteria for internal control over financial reporting described in Internal Control—Integrated Framework (1992) by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Management's assessment included an evaluation of the design of the Company's internal control over financial reporting and testing of the operating effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of the Company's Board of Directors. Based on this assessment, management has concluded that, as of June 30, 2015, the Company's internal control over financial reporting was effective.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Hyperdynamics Corporation
Houston, Texas

        We have audited the accompanying consolidated balance sheets of Hyperdynamics Corporation and subsidiaries (the "Company") as of June 30, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting as of June 30, 2015. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting as of June 30, 2015. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hyperdynamics Corporation and subsidiaries as of June 30, 2015 and 2014, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

        The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the absence of cash inflows raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Hein & Associates LLP
Houston, Texas September 16, 2015

HYPERDYNAMICS CORPORATION

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Number of Shares and Per Share Amounts)

	June 30, 2015	June 30, 2014
ASSETS
Current assets:
Cash and cash equivalents	$18,374	$35,270
Accounts receivable—joint interest	73	65
Prepaid expenses	1,170	832
Other current assets	8	14

Total current assets	19,625	36,181
Property and equipment, net of accumulated depreciation of $1,983 and $1,785	160	398
Unproved oil and gas properties excluded from amortization (Full-Cost method)	14,311	14,259

	14,471	14,657

Total assets	$34,096	$50,838

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities—Accounts payable and accrued expenses	$1,668	$5,662

Commitments and contingencies (Note 9)	—	—
Shareholders' equity:
Preferred stock, $0.001 par value; 20,000,000 authorized, 0 shares issued and outstanding	—	—
Common stock, $0.001 par value, 43,750,000 shares authorized; 21,046,591 shares issued and outstanding	169	169
Additional paid-in capital	317,404	316,760
Accumulated deficit	(285,145)	(271,753)

Total shareholders' equity	32,428	45,176

Total liabilities and shareholders' equity	$34,096	$50,838

The accompanying notes are an integral part of these consolidated financial statements.

HYPERDYNAMICS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Number of Shares and Per Share Amounts)

	Year Ended June 30,
	2015	2014
Costs and expenses:
Depreciation	$237	$400
General, administrative and other operating	13,157	27,457
Gain on legal settlement	—	(10,734)

Loss from operations	(13,394)	(17,123)

Other income (expense):
Realized gain (loss) on sale of securities	—	(69)
Interest income	2	75

Total other income (expense)	2	6

Loss before income tax	(13,392)	(17,117)
Income tax	—	—

Net loss	$(13,392)	$(17,117)

Basic and diluted loss per common share	$(0.64)	$(0.81)

Weighted average shares outstanding—basic and diluted	21,046,591	21,046,591

The accompanying notes are an integral part of these consolidated financial statements.

HYPERDYNAMICS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In Thousands)

	Year Ended June 30,
	2015	2014
Net loss	$(13,392)	$(17,117)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	—	25
Reclassification adjustment for realized losses included in net loss	—	69

Other comprehensive income (loss)	—	94

Comprehensive loss	$(13,392)	$(17,023)

The accompanying notes are an integral part of these condensed consolidated financial statements.

HYPERDYNAMICS CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(In Thousands, Except Number of Shares)

	Common Stock				Accumulated Other Comprehensive Income (Loss)
			Additional Paid-in Capital	Accumulated Deficit
	Shares	Amount				Total
Balance, July 1, 2013	21,046,591	$169	$316,235	$(254,636)	$(94)	$61,674

Net loss	—	—	—	(17,117)	—	(17,117)
Unrealized gain on available-for-sale securities	—	—	—	—	25	25
Reclassification adjustment for realized losses included in net loss	—	—	—	—	69	69
Amortization of fair value of stock options	—	—	525	—	—	525

Balance, June 30, 2014	21,046,591	$169	$316,760	$(271,753)	$—	$45,176

Net loss	—	—	—	(13,392)	—	(13,392)
Amortization of fair value of stock options	—	—	644	—	—	644

Balance, June 30, 2015	21,046,591	$169	$317,404	$(285,145)	$—	$32,428

The accompanying notes are an integral part of these consolidated financial statements.

HYPERDYNAMICS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Years Ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,392)	$(17,117)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	237	400
Gain on legal settlement	—	(10,734)
Stock based compensation	644	525
Amortization of premium on short term investments	—	158
Unrealized gain (loss) on available-for-sale securities	—	25
Loss on sale of securities	—	69
Changes in operating assets and liabilities:
(Increase) decrease in Accounts receivable—joint interest	(8)	689
(Increase) decrease in Prepaid expenses	(338)	(195)
(Increase) decrease in Other current assets	6	38
Increase (decrease) in Accounts payable and accrued expenses	(3,982)	3,534
Decrease in Other liabilities	—	(92)

Net cash used in operating activities	(16,833)	(22,700)

CASH FLOWS FROM INVESTING ACTIVITIES:
(Purchase) sale of property and equipment	1	(89)
Investment in oil and gas properties	(64)	(1,333)
Decrease (Increase) in restricted cash	—	17,699
(Purchase) maturity of short term investments	—	15,225

Net cash provided by (used in) investing activities	(63)	31,502

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of options	—	—

Net cash provided by financing activities	—	—

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(16,896)	8,802
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	35,270	26,468

CASH AND CASH EQUIVALENTS AT END OF YEAR	$18,374	$35,270

SUPPLEMENTAL DISCLOSURES:
Interest paid in cash	$—	$—
Income taxes paid in cash	$—	$—
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Accounts payable for oil and gas property	$(12)	$(1,439)
Accounts payable relating to legal settlement	$—	$19,035

The accompanying notes are an integral part of these consolidated financial statements.

HYPERDYNAMICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Nature of business

        Hyperdynamics Corporation ("Hyperdynamics," the "Company," "we," "us," and "our") is a Delaware corporation formed in March 1996. Hyperdynamics has two wholly-owned subsidiaries, SCS Corporation Ltd (SCS), a Cayman corporation, and HYD Resources Corporation (HYD), a Texas corporation. Through SCS and its wholly-owned subsidiary, SCS Guinea SARL (SCSG), which is a Guinea limited liability company formed under the laws of the Republic of Guinea ("Guinea") located in Conakry, Guinea, Hyperdynamics focuses on oil and gas exploration offshore the coast of West Africa. Our exploration efforts are pursuant to a Hydrocarbon Production Sharing Contract, as amended (the "PSC"). We refer to the rights granted under the PSC as the "Concession." We began operations in oil and gas exploration, seismic data acquisition, processing, and interpretation in late fiscal 2002.

        As used herein, references to "Hyperdynamics," "Company," "we," "us," and "our" refer to Hyperdynamics Corporation and our subsidiaries, including SCS Corporation Ltd ("SCS"). The rights in the Concession offshore Guinea are held by SCS.

Status of our Business

        We have no source of operating revenue and there is no assurance when we will, if ever. On June 30, 2015, we had $18.4 million in cash, and $1.7 million in liabilities, all of which are current liabilities. We plan to use our existing cash to fund our general corporate needs, our legal and other professional fees and our expenditures associated with the Concession, including our share of future capital expenditures that are not paid by Tullow Guinea Ltd ("Tullow")on our behalf. We have no other material commitments; however, it is likely that we expect to incur additional legal expenses until the SEC investigation is concluded.

        On December 31, 2012, we closed a sale to Tullow, a subsidiary of Tullow Oil plc, of a 40% gross interest in the Concession. We now hold a 37% participating interest, with Dana Petroleum, PLC ("Dana"), which is a subsidiary of the Korean National Oil Corporation, holding the remaining 23% interest in the Concession. We refer to Tullow, Dana and us in the Concession as the "Consortium".

        We have drilled one exploratory well, the Sabu-1 well, which reached the planned total depth of 2,891 meters below seabed in February 2012. We determined the well to be non-commercial. As a result, we evaluated the costs associated with the well and subjected them to the Full-Cost Ceiling Test. This resulted in a Full-Cost Ceiling Test write-down. See additional discussion in Note 3.

        We received subpoenas from the United States Department of Justice ("DOJ") in September 2013 and from the United States Securities and Exchange Commission ("SEC") in February 2014 requesting that we produce documents relating to our Concession in Guinea. See additional discussion in Note 9. On May 22, 2015, we received a letter from the DOJ closing its investigation into possible violations of the Foreign Corrupt Practices Act ("FCPA") without bringing any charges against the Company. The SEC investigation has not been concluded. We are unable to predict the timing, outcome or future cost associated with legal proceedings and the SEC investigation; however, we incurred approximately $7.5 million in legal and other professional fees related to the investigations in the year ended June 30, 2014, and another $5.2 million in the year ended June 30, 2015, for a total of $12.7 million. Until we resolve the SEC investigation it is likely that we will continue to incur additional legal expenses.

HYPERDYNAMICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Pursuant to the Share Purchase Agreement ("Tullow SPA") between Tullow and us, Tullow agreed to pay all of our participating interest share of expenditures associated with joint operations in the Concession up to a gross expenditure cap of $100 million incurred during the carry period that began on September 21, 2013. The timing of the planned well is uncertain. We will be responsible for our 37% interest share of the cost in excess of the remaining gross carry amount. Additionally, Tullow agreed to pay our participating interest share of future costs for the drilling of an appraisal of the initial exploration well, if drilled, up to a gross expenditure cap of $100 million.

        The Consortium planned to drill the exploration well in the ultra-deepwater portion of the Concession in the first half of calendar 2014. On March 11, 2014 Tullow unilaterally asserted its claim that there had been a Force Majeure event under the PSC with the Government of Guinea, the Joint Operating Agreement ("JOA") between Dana, Tullow and us and the Tullow SPA. Tullow stated in its notice that the decisions by the DOJ and the SEC to open investigations into our activities in obtaining and retaining the Concession rights constituted a Force Majeure event under the terms of the PSC, JOA and Tullow SPA. Tullow unilaterally lifted its declaration of Force Majeure effective May 3, 2014, but conditions precedent to drilling, which included clarification from the government of Guinea that the investigations of Hyperdynamics will not adversely affect operations under the PSC, and an eradication of the Ebola virus outbreak in Guinea, continue to exist.

        We expect the Consortium will resume petroleum operations if the impediments to drilling are removed. The timing or outcome of these events is unknown. We estimate that a period of approximately six months from the resumption of operations will be necessary to enact all procedures and to enter into the necessary contracts prior to drilling.

        The continued absence of petroleum operations affects the value of the Concession as the second exploration period of the Concession ends in September 2016. The second exploration period may be extended with two months' notice to the Minister of Mines and Geology for up to one additional year beyond September 2016 to allow the completion of a well in progress and for up two additional years to allow the completion of the appraisal of any discovery made.

        An exploration well is required to be commenced by the end of September 2016 and reach a minimum depth of 2,500 meters below the seabed to satisfy the September 2013-2016 work requirement. Failure to comply with the drilling and other obligations of the PSC could subject us to the risk of loss of the Concession, and continued delays could adversely affect the ability to explore the Concession and reduces the attractiveness of the Concession to prospective industry participants and financing sources.

        Our costs related to the items referred to above and any additional expenses, or any negative outcomes, could adversely affect our liquidity and financial condition and results of operations. We also will be responsible for our participating interest share of costs in excess of $100 million gross costs associated with joint operations expenditures, including operator overhead and the ultra-deepwater exploration well, when drilled, and such excess expenditures could exacerbate our liquidity. Absent cash inflows, we could exhaust our current available liquidity within the next twelve months. The timing and amount of our cash outflows are dependent on a number of factors including: legal and other professional fees related to the FCPA investigation, a negative outcome related to any of our legal proceedings and investigations, inability to resume petroleum operations or drilling delays due to the Ebola epidemic or other factors, well costs exceeding our carry, or if we have unfavorable well results. As a result, absent cash inflows, there is substantial doubt as to whether we will have adequate capital

HYPERDYNAMICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

resources to meet our current obligations as they become due and therefore be able to continue as a going concern. Our ability to meet our current obligations as they become due over the next twelve-months, and to be able to continue exploration, will depend on obtaining additional resources through sales of additional interests in the Concession, equity or debt financings, or through other means, although no assurance can be given that any of these actions can be completed.

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

Use of Estimates

        The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and expenses at the balance sheet date and for the period then ended. We believe our estimates and assumptions are reasonable; however, such estimates and assumptions are subject to a number of risks and uncertainties that may cause actual results to differ materially from such estimates. Significant estimates and assumptions underlying these financial statements include:

  •
  estimates in the calculation of share-based compensation expense,

  •
  estimates made in our income tax calculations,

  •
  estimates in the assessment of current litigation claims against the company, and

  •
  estimates and assumptions involved in our assessment of unproved oil and gas properties for impairment.

        We are subject to legal proceedings, claims, and liabilities that arise in the ordinary course of business. We accrue for losses when such losses are considered probable and the amounts can be reasonably estimated.

Cash and cash equivalents

        Cash equivalents are highly liquid investments with an original maturity of three months or less. For the years presented, we maintained all of our cash in bank deposit accounts which, at times, exceed the federally insured limits.

Joint interest receivable and allowance for doubtful accounts

        We establish provisions for losses on accounts receivable if we determine that we will not collect all or part of the outstanding balance. Accounts receivable are written down to reflect our best estimate of realizability based upon known specific analysis, historical experience, and other currently available evidence of the net collectible amount. There is no allowance for doubtful accounts as of June 30, 2015

HYPERDYNAMICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

or 2014. At June 30, 2015, all of our accounts receivable balance was related to joint interest billings to Tullow and Dana who own 40% and 23% participating interests, respectively in the Concession.

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

Full-Cost Ceiling Test

        At the end of each quarterly reporting period, the capitalized costs less accumulated amortization and deferred income taxes shall not exceed an amount equal to the sum of the following items: (i) the present value of estimated future net revenues of oil and gas properties (including future development and abandonment costs of wells to be drilled) using prices based on the preceding 12-months' average price based on closing prices on the first day of each month, or prices defined by existing contractual arrangements, discounted at 10%, (ii) the cost of properties not being amortized, and (iii) the lower of cost or estimated fair value of unproved properties included in the costs being amortized, less related income tax effects ("Full-Cost Ceiling Test").

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

HYPERDYNAMICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Results of drilling, testing, and production subsequent to the date of the estimate may justify revision of such estimates. Accordingly, reserves estimates are often different from the quantities of oil and natural gas that are ultimately recovered. We have no proved reserves. We recognized no Full-Cost Ceiling test write-downs in the year ended June 30, 2015 and 2014.

Property and Equipment, other than Oil and Gas

        Property and equipment are stated on the basis of historical cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, generally three to five years.

Provision for Impairments of Long-lived Assets

        Long-lived assets are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment loss recognized is the excess of the carrying amount over the fair value of the asset. Any impairment charge is recorded through current period earnings. We recognized no impairment charges in the years ended June 30, 2015, 2014 or 2013, respectively.

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

        Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon ultimate settlement. Unrecognized tax benefits are tax benefits claimed in our tax returns that do not meet these recognition and measurement standards. For the year ended June, 30, 2015 the Company has unrecognized tax benefits totaling $5.5 million.

        Our policy is to recognize potential accrued interest and penalties related to unrecognized tax benefits within income tax expense. For the years ended June 30, 2015, 2014 and 2013, we did not recognize any interest or penalties in our consolidated statement of operations, nor did we have any interest or penalties accrued on our consolidated balance sheet at June 30, 2015 and 2014 relating to unrecognized benefits.

        The tax years 2010-2014 remain open to examination for federal income tax purposes and by the other major taxing jurisdictions to which we are subject.

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

        All potential dilutive securities, including potentially dilutive options, warrants and convertible securities, if any, were excluded from the computation of dilutive net loss per common share for the years ended June 30, 2015, 2014 and 2013, respectively, as their effects are antidilutive due to our net loss for those periods.

        Stock options to purchase approximately 1.2 million common shares at an average exercise price of $7.43 and warrants to purchase approximately 0.03 million shares of common stock at an average exercise price of $12.64 were outstanding at June 30, 2015. Using the treasury stock method, had we had net income, approximately four hundred common shares attributable to our outstanding stock options would have been included in the fully diluted earnings per share for the year ended June 30, 2015. There would have been no dilution attributable to our outstanding warrants to purchase common shares. Had we had net income, approximately four thousand common shares attributable to our restricted stock awards would have been included in the fully diluted earnings per share for the year ended June 30, 2015.

        Stock options to purchase approximately 1.4 million common shares at an average exercise price of $8.76 and warrants to purchase approximately 30 thousand shares of common stock at an average exercise price of $11.69 were outstanding at June 30, 2014. Using the treasury stock method, had we had net income, approximately one thousand common shares attributable to our outstanding stock options would have been included in the fully diluted earnings per share calculation for the year ended June 30, 2014. There would have been no dilution attributable to our outstanding warrants to purchase common shares. Had we had net income, approximately twenty-one thousand common shares attributable to restricted stock awards would have been included in the fully diluted earnings per share for the year ended June 30, 2014.

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

Accumulated Other Comprehensive Income (Loss), net of tax

        We follow the provisions of ASC 220, "Comprehensive Income", which establishes standards for reporting comprehensive income. In addition to net income (loss), comprehensive income (loss)

HYPERDYNAMICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

includes all changes to equity during a period, except those resulting from investments and distributions to the owners of the Company. At June 30, 2015 and 2014, we had a balance in "Accumulated other comprehensive loss, net of income tax" on the consolidated balance sheet of zero. Total comprehensive loss was $13.4 million and $17.0 million in fiscal year 2015 and 2014, respectively.

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

Foreign currency gains and losses from current operations

        In accordance with ASC Topic 830, Foreign Currency Matters, the functional currency of our international subsidiaries is the U.S. Dollar. Gains and losses from foreign currency transactions arising from operating assets and liabilities are included in general, administrative and other operating expense, have not been significant. Net foreign currency transaction gains (losses) were ($0.1) million and ($0.6) million for the years ended June 30, 2015 and 2014, respectively.

Subsequent Events

        The Company evaluated all subsequent events from June 30, 2015 through the date of issuance of these financial statements.

HYPERDYNAMICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. PROPERTY AND EQUIPMENT

        A summary of property and equipment as of June 30, 2015 and 2014 is as follows:

		June 30,
	Useful Life
(in thousands)		2015	2014
Computer equipment and software	3 years	$1,302	$1,324
Office equipment and furniture	5 years	307	330
Leasehold improvements	3 years	534	529

Total Cost		2,143	2,183
Less—Accumulated depreciation		(1,983)	(1,785)

		$160	$398

        We review assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. As of June 30, 2015 and 2014, there were no impairments of property and equipment.

3. INVESTMENT IN OIL AND GAS PROPERTIES

        Investment in oil and gas properties consists entirely of our Guinea Concession in offshore West Africa. We owned a 77% participating interest in our Guinea Concession prior to the sale of a 40% gross interest to Tullow which closed on December 31, 2012. We now own a 37% interest in the Concession.

Guinea Concession

        We have been conducting exploration work related to the area off the coast of Guinea since 2002. On September 22, 2006 we entered into the PSC with Guinea. Under that agreement, we were granted certain exclusive contractual rights by Guinea to explore and exploit offshore oil and gas reserves, if any, off the coast of Guinea. We are conducting our current work in Guinea under the PSC, as amended on March 25, 2010 (the "PSC Amendment").

        The PSC Amendment clarified that we retained a Contract Area of approximately 25,000 square kilometers, which is approximately equivalent to 9,650 square miles or 30% of the original Contract Area under the PSC, following a December 31, 2009 relinquishment of approximately 70% of the original Contract Area. The PSC Amendment required that the Consortium relinquish an additional 25% of the retained Contract Area by September 30, 2013. The Contract Area is currently 18,750 square kilometers. Under the terms of the PSC Amendment, the first exploration period ended and the Consortium entered into the second exploration period on September 21, 2010. The second exploration period ran until September 2013, at which point it was renewed to September 2016 and may be extended for up to one (1) additional year to allow the completion of a well in process and for up to two (2) additional years to allow the completion of the appraisal of any discovery made.

        The PSC Amendment required the drilling of an exploration well, which had to be commenced by the year-end 2011, to a minimum depth of 2,500 meters below seabed. This requirement was satisfied with the drilling of the Sabu-1 well which was commenced during October of 2011 and reached the minimum depth of 2,500 meters below the seabed in February of 2012. The Consortium is required to drill an additional exploration well, which is to be commenced by the end of September 2016, to a

HYPERDYNAMICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. INVESTMENT IN OIL AND GAS PROPERTIES (Continued)

minimum depth of 2,500 meters below seabed. The PSC Amendment requires the expenditure of $15 million on each of the exploration wells ($30 million in the aggregate). The Consortium was also required to acquire a minimum of 2,000 square kilometers of 3D seismic by September 2013 with a minimum expenditure of $12 million. This requirement was satisfied with the first 3D seismic survey acquired in 2010. Fulfillment of work obligations exempts us from expenditure obligations and exploration work in excess of minimum work obligations for each exploration period may be carried forward to the following exploration period. If the Consortium does not fulfil the work requirement under the PSC, it is required to pay to Guinea the difference between the amounts actually spent on work realized in fulfillment of the obligations of the work program and the amounts estimated for the total work program.

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

        On May 20, 2010, we completed a 23% assignment to Dana following the receipt of the final approvals from the Government of Guinea, which were in the form of a Presidential Decree approving the PSC and a document, referred to as an Arrêté, from the Guinea Ministry of Mines and Geology. On December 27, 2012, we received an Arrêté which formally authorized our 40% assignment of a participating interest to Tullow.

Sale of Interest to Tullow

        On December 31, 2012, we closed a sale to Tullow of a 40% gross interest in the Concession. As consideration, we received $27 million from Tullow as reimbursement of our past costs in the Concession and, as additional consideration, Tullow agreed to: (i) pay our participating interest share of future costs associated with joint operations in the Concession, up to a gross expenditure cap of

HYPERDYNAMICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. INVESTMENT IN OIL AND GAS PROPERTIES (Continued)

$100 million incurred during the carry period that began on September 21, 2013; and (ii) pay our participating interest share of costs associated with an appraisal well of the initial exploration well, if drilled, subject to a gross expenditure cap on the appraisal well of $100 million. Tullow will continue to pay our costs, subject to the gross expenditure cap of $100 million, until 90 days following the date on which the rig contracted to drill the exploration well moves off the well location. We are responsible for our share of any costs exceeding the gross expenditure cap of $100 million per well. The $27 million payment was received by us on December 31, 2012 and was recorded as a reduction in unproved oil and gas properties, net of transaction costs of approximately $3.3 million.

        In connection with the transaction, SCS, Tullow and Dana entered into a Joint Operating Agreement Novation and Amendment Agreement reflecting that as a result of the sale to Tullow, the interest of the parties in the Concession are SCS 37%, Dana 23%, and Tullow 40%, and that Tullow agreed to be bound by the PSC and the JOA previously entered into between SCS and Dana. Tullow assumed all the respective liabilities and obligations of SCS in respect of the assigned 40% interest. SCS and Tullow executed a Deed of Assignment. The Assignment was approved by Guinea's Ministry of Mines and Geology by issuing an Arrêté on December 27, 2012 which formally authorized our assignment of a participating interest to Tullow. SCS, Dana and Tullow have elected Tullow as the Operator of the Concession beginning April 1, 2013.

Accounting for oil and gas property and equipment costs

        We follow the "Full-Cost" method of accounting for oil and natural gas property and equipment costs. Under this method, internal costs incurred that are directly identified with exploration, development, and acquisition activities undertaken by us for our own account, and which are not related to production, general corporate overhead, or similar activities, are capitalized. Capitalization of internal costs was discontinued April 1, 2013 when Tullow became the operator. Geological and geophysical costs incurred that are directly associated with specific unproved properties are capitalized in "Unproved properties excluded from amortization" and evaluated as part of the total capitalized costs associated with a prospect. The cost of unproved properties not being amortized is assessed to determine whether such properties have been impaired. In determining whether such costs should be impaired, we evaluate current drilling results and available geological and geophysical information.

        We exclude capitalized costs of unproved oil and gas properties from amortization until evaluated. Geological and geophysical information pertaining to the Guinea concession was collected and evaluated and no reserves have been attributed to the Concession. In February 2012, we completed the drilling of the Sabu-1 well, which was determined to be non-commercial. As a result, we evaluated certain geological and geophysical related costs in unproved properties along with the drilling costs of the Sabu-1 well totaling $116.8 million and determined that these properties were subject to the Full-Cost Ceiling Test. As we have no proved reserves to include in the Full-Cost Ceiling Test, the entire $116.8 million resulted in a Full-Cost Ceiling Test write-down of our unproved oil and gas properties. The net costs associated with properties which remain unproved and unevaluated and are excluded from amortization were 14.3 million, as of both June 30, 2015 and 2014, respectively.

HYPERDYNAMICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. INVESTMENT IN OIL AND GAS PROPERTIES (Continued)

        The following table provides detail of total capitalized costs for our Guinea Concession as of June 30, 2015 and 2014 (in thousands):

	June 30, 2015	June 30, 2014
Oil and Gas Properties:
Unproved oil and gas Properties	$14,311	$14,259
Other Equipment Costs	—	—

Unproved properties not subject to amortization	$14,311	$14,259

        During the year ended June 30, 2015, our oil and gas property balance increased by $52 thousand as a result of additional geological and geophysical costs incurred. Evaluation activities of these unproved properties are expected to be completed within the next one to two years.

4. INVESTMENTS

        During the third and fourth quarters of fiscal 2013, we purchased a total of $15.5 million in debt securities which were classified as available-for-sale. These securities matured during the third quarter of fiscal 2014. No investments were held and we had no securities classified as held-to-maturity as of as of June 30, 2015 and 2014.

5. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

        Accounts payable and accrued expenses as of June 30, 2015 and 2014 include the following (in thousands):

	2015	2014
Accounts payable—trade and oil and gas exploration activities	$1,157	$998
Accounts payable—joint interest partner share of legal settlement	—	1,890
Accounts payable—legal costs	342	2,492
Accrued payroll	169	282

	$1,668	$5,662

HYPERDYNAMICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. INCOME TAXES

        Federal Income taxes are not currently due since Hyperdynamics has had losses since inception. Components of deferred tax assets as of June 30, 2015 and 2014 are as follows (in thousands):

	2015	2014
Current deferred tax assets:
Other current deferred tax assets	$—	$—

Total current temporary differences	—	—
Less: valuation allowance	—	—

Net current deferred tax assets	$—	$—

Non-current deferred tax assets
Stock compensation	$2,389	$2,276
Property and Equipment	164	55
Oil and gas properties	16,503	16,277
Capital loss	144	167

Total non-current deferred tax assets	$19,200	$18,775

Non-current deferred tax liabilities
Property and Equipment	—	—

Net operating losses	34,128	31,943

	53,328	50,718
Less: valuation allowance	(53,328)	(50,718)

Net non-current deferred tax assets (liabilities)	$—	$—

        Deferred tax assets have been fully reserved due to determination that it is more likely than not that the Company will not be able to realize the benefit from them. In accordance with generally accepted accounting principles, no deferred income tax asset has been recognized for the $118 million excess of the income tax basis in SCS, the Company's Cayman Island operating subsidiary, over the book basis of the subsidiary. This potential tax benefit will only be fully realized if the subsidiary or the Concession is sold at a taxable gain, subject to potential tax limitations.

        Hyperdynamics has U.S. net operating loss carryforwards of approximately $110.0 million at June 30, 2015. The U.S. net operating losses contain excess tax benefits related to stock compensation in the amount of $2.2 million which have not been included in the financial statements.

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

        The Company underwent a restructuring during fiscal 2012 that removed approximately $13.2 million of net operating losses from the U.S. consolidated tax return. It is unlikely that the entity where these net operating losses reside will ever generate U.S. taxable income sufficient to utilize any of these losses. Due to the existence of the valuation allowance, it is not expected that any possible

HYPERDYNAMICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. INCOME TAXES (Continued)

limitation will have an impact on the results of operations or financial position of the Company. The U.S. net operating loss carryforwards expire from 2020 to 2035.

        The difference between the statutory tax rates and our effective tax rate is primarily due to the valuation allowance applied against our deferred tax assets generated by net operating losses. A reconciliation of the actual taxes to the U.S. statutory tax rate for the years ended June 30, 2015 and 2014 is as follows (in thousands):

	2015	2014
Income tax (benefit) at the statutory federal rate (35%)	$(4,687)	$(5,991)
Increase (decrease) resulting from nondeductible stock compensation	172	120
Foreign Rate Differential	1,885	5,619
Other, net	21	220
Change in valuation allowance	2,609	32

Net income tax expense	$—	$—

        The following table summarizes the activity related to our gross unrecognized tax benefits from July 1, 2013 to June 30, 2015 (in thousands):

Federal, State and Foreign Tax
(In thousands)
Balance at July 1, 2013	$5,485

Additions to tax positions related to the current year	—
Additions to tax positions related to prior years	—
Statute expirations	—

Balance at June 30, 2014	$5,485

Additions to tax positions related to the current year	—
Additions to tax positions related to prior years	—
Statute expirations	—

Balance at June 30, 2015	$5,485

        The total unrecognized tax benefits that, if recognized, would affect our effective tax rate was $5,485 for the years ended June 30, 2015 and June 30, 2014.

        We file income tax returns, including tax returns for our subsidiaries, with federal, state, local, and foreign jurisdictions. Our tax returns are subject to routine compliance review by the taxing authorities in the jurisdictions in which we file tax returns in the ordinary course of business. We consider the United States to be our most significant tax jurisdiction; however, the taxing authorities in Guinea may audit various tax returns. We currently have no ongoing federal or state audits. The normal statute of limitations for tax returns being available for IRS audit is three years from the filing date of the return. However, net operating losses are subject to adjustment upon utilization of the loss to offset taxable income regardless of when the net operating loss was generated. Therefore, all of our historic losses

HYPERDYNAMICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. INCOME TAXES (Continued)

are subject to adjustment until they are utilized or expire. We do not believe there will be any decreases to our unrecognized tax benefits within the next twelve months.

7. SHAREHOLDERS' EQUITY

Common Stock issuances

        There were no stock options or warrants exercised during the years ended June 30, 2015 or 2014.

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

        The 2010 Plan provides for the grants of shares of common stock, restricted stock or incentive stock options and/or nonqualified stock options to purchase our common stock to selected employees, directors, officers, agents, consultants, attorneys, vendors and advisors of ours' or of any parent or subsidiary thereof. Shares of common stock, options, or restricted stock can only be granted under this plan within 10 years from the effective date of February 18, 2010. A maximum of 1,250,000 shares are issuable under the 2010 Plan and at June 30, 2015, 44,503 shares remained available for issuance.

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

HYPERDYNAMICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. SHARE-BASED COMPENSATION (Continued)

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

        The following table provides information about options during the years ended June 30:

	2015	2014
Number of options granted	476,106	372,086
Compensation expense recognized	$643,980	$481,426
Compensation cost capitalized	—	—
Weighted average grant-date fair value of options outstanding	$5.13	$5.88

        The following table details the significant assumptions used to compute the fair market values of employee and director stock options granted during the years ended June 30:

	2015	2014
Risk-free interest rate	0.07 - 0.93%	0.08 - 0.95%
Dividend yield	0%	0%
Volatility factor	65 - 216%	74 - 125%
Expected life (years)	0.5 - 2.875	0.5 - 3.25

HYPERDYNAMICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. SHARE-BASED COMPENSATION (Continued)

        Summary information regarding employee stock options issued and outstanding under all plans as of June 30, 2015 is as follows:

	Options	Weighted Average Share Price	Aggregate intrinsic value	Weighted average remaining contractual life (years)
Options outstanding at July 1, 2013	1,361,509	$13.12	$52,277	3.26
Granted	372,086	3.30
Exercised	—	—
Forfeited	(92,100)	18.78
Expired	(199,768)	23.66

Options outstanding at June 30, 2014	1,441,727	$8.76	$8,327	3.14

Granted	476,106	1.40
Exercised	—	—
Forfeited	(517,853)	4.21
Expired	(218,026)	10.71

Options outstanding at June 30, 2015	1,181,954	$7.43	$—	3.39

Options exercisable at June 30, 2015	754,136	$10.95	$—	2.57

HYPERDYNAMICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. SHARE-BASED COMPENSATION (Continued)

Options outstanding and exercisable as of June 30, 2015

Exercise Price	Outstanding Number of Shares	Remaining Life	Exercisable Number of Shares
$0.90 - 4.00	121,067	1 year	121,067
$0.90 - 4.00	88,264	3 years	68,842
$0.90 - 4.00	217,707	4 years	187,716
$0.90 - 4.00	375,000	5 years	—
$4.01 - 10.00	43,498	1 year	43,498
$4.01 - 10.00	107,126	2 years	106,502
$4.01 - 10.00	13,062	3 years	10,281
$4.01 - 10.00	22,000	5 years	22,000
$10.01 - 20.00	1,250	1 year	1,250
$10.01 - 20.00	1,875	2 years	1,875
$10.01 - 20.00	28,750	5 years	28,750
$20.01 - 30.00	16,667	1 year	16,667
$20.01 - 30.00	1,250	2 years	1,250
$20.01 - 30.00	31,625	5 years	31,625
$30.01 - 40.00	74,000	1 year	74,000
$30.01 - 40.00	27,563	6 years	27,563
$40.01 - 50.00	6,250	1 year	6,250
$40.01 - 50.00	5,000	6 years	5,000

	1,181,954		754,136

Options outstanding and exercisable as of June 30, 2014

Exercise Price	Outstanding Number of Shares	Remaining Life	Exercisable Number of Shares
$1.92 - 4.00	299,108	1 year	149,107
$1.92 - 4.00	510,880	5 years	56,238
$4.01 - 10.00	81,425	1 year	81,425
$4.01 - 10.00	175,319	3 years	106,879
$4.01 - 10.00	57,687	6 years	53,625
$10.01 - 20.00	106,375	1 year	106,375
$10.01 - 20.00	32,500	6 years	31,250
$20.01 - 30.00	55,375	6 year	54,541
$30.01 - 40.00	45,620	2 years	45,620
$30.01 - 40.00	68,688	7 years	68,688
$40.01 - 50.00	8,750	7 years	8,750

	1,441,727		762,498

        At June 30, 2015, there was $0.4 million of unrecognized compensation costs related to non-vested share based compensation arrangements granted to employees under the plans.

HYPERDYNAMICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. SHARE-BASED COMPENSATION (Continued)

        During 2015, a total of 377,274 options, with a weighted average grant date fair value of $3.76 per share, vested in accordance with the underlying agreements. Unvested options at June 30, 2015 totaled 427,826 with a weighted average grant date fair value of $10.95, an amortization period of one to two years and a weighted average remaining life of 4.83 years.

Restricted Stock

        The fair value of restricted stock awards classified as equity awards is based on the Company's stock price as of the date of grant. During the year ended June 30, 2014, we granted 21,030 shares of restricted stock awards with a fair value of $0.1 million. These awards do not grant any rights as a shareholder of the company until a certificate for the vested shares of common stock had been issued. During the year ended June 30, 2015, all such awards were forfeited with compensation expense forfeiture credits of approximately $46 thousand recorded, no new grants issued, and none are outstanding at June 30, 2015. Summary information regarding employee and director restricted stock issued and outstanding under the 2010 Plan as of June 30, 2015 is as follows:

	Options	Weighted Average Grant Price
Balance at July 1, 2014	21,030	$4.12
Granted	—	—
Vested	—	—
Forfeited	(21,030)	4.12
Expired	—	—

Balance at June 30, 2015	—	$—

Vested at June 30, 2015	—	$—

Warrants

        The exercise price of the warrants may be adjusted in the case of stock splits, stock dividends or combinations of shares, or in the event the Company issues rights, options or warrants to all holders of the Company's common stock with an exercise or purchase price less than the volume weighted average price of the Company's shares on the record date. The warrants are considered indexed to our common stock and therefore are not considered a derivative. The fair value of the warrants was determined using the Black-Scholes option pricing model. There were no warrants granted or exercised in the years ended June 30, 2015 and 2014.

HYPERDYNAMICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. SHARE-BASED COMPENSATION (Continued)

        Summary information regarding common stock warrants issued and outstanding as of June 30, 2015 is as follows:

	Warrants	Weighted Average Share Price	Aggregate intrinsic value	Weighted average remaining contractual life(years)
Outstanding at year ended June 30, 2013	434,962	$10.40	$—	1.02
Granted	—	—
Exercised	—	—
Expired	(402,604)	10.28

Outstanding at year ended June 30, 2014	32,358	$11.69	$—	1.12

Granted	—	—
Exercised	—	—
Expired	(6,375)	7.84

Outstanding at year ended June 30, 2015	25,983	$12.64	$—	0.30

Warrants outstanding and exercisable as of June 30, 2015

Exercise Price	Outstanding Number of Shares	Remaining Life	Exercisable Number of Shares
$12.64	25,983	0.30 year	25,983

	25,983		25,983

Warrants outstanding and exercisable as of June 30, 2014

Exercise Price	Outstanding Number of Shares	Remaining Life	Exercisable Number of Shares
$7.84	6,375	1 year	6,375
$12.64	25,983	1 year	25,983

	32,358		32,358

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

HYPERDYNAMICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. COMMITMENTS AND CONTINGENCIES (Continued)

disclosed for such matters in excess of the accrued liability, if any. Liabilities are periodically reviewed for adjustments based on additional information.

Shareholder Lawsuits

        On April 2, 2012, a lawsuit styled as a class action was filed in the U.S. District Court for the Southern District of Texas against us and our chief executive officer alleging that we made false and misleading statements that artificially inflated our stock prices. The lawsuit alleges, among other things, that we misrepresented the prospects and progress of our drilling operations, including our drilling of the Sabu-1 well and plans to drill the Baraka-1 well off the coast of the Republic of Guinea. The lawsuit seeks an unspecified amount of damages based on Sections 10(b) and 20 of the Securities Exchange Act of 1934. Although several lead plaintiffs were appointed by the Court and then withdrew from the matter, a lead plaintiff has now been appointed and a scheduling order governing briefing on a motion to dismiss has been entered by the Court. On May 12, 2014, lead plaintiff filed his amended complaint adding our current and former chief financial officers as defendants, and defendants filed their motion to dismiss on July 11, 2014. On August 25, 2015, the Court denied the motion to consolidate this lawsuit with the March 2014 lawsuits described in the paragraph below, but granted the defendants' motion to dismiss and terminated the case. Lead plaintiff has thirty days to appeal the ruling.

        Beginning on March 13, 2014, two lawsuits styled as class actions were filed in the U.S. District Court for the Southern District of Texas against us and several officers of the Company alleging that we made false and misleading statements that artificially inflated our stock prices. The lawsuits allege, among other things, that we misrepresented our compliance with the Foreign Corrupt Practices Act and anti-money laundering statutes and that we lacked adequate internal controls. The lawsuits seek damages based on Sections 10(b) and 20 of the Securities Exchange Act of 1934, although the specific amount of damages is not specified. On May 12, 2014, a shareholder filed a motion for appointment as lead plaintiff, which remains pending. On August 25, 2015, the court in the April 2012 lawsuit denied the motion to consolidate the March 2014 lawsuits with the April 2012 lawsuit. The parties await a ruling on the motion to consolidate the March 2014 lawsuits, and the issuance of a scheduling order in those cases. We have assessed the status of these matters and have concluded that an adverse judgment remains reasonably possible, but not probable. As a result, no provision has been made in the consolidated financial statements. Given the early stage of these disputes, we are unable to estimate a range of possible loss; however, in our opinion, the outcome of this dispute will not have a material effect on our financial condition and results of operations.

        On May 6, 2014, a purported shareholder derivative petition was filed against all of our then-current directors and our current and former chief financial officer in the District Court of Harris County, Texas. The petition alleges breaches of their fiduciary duties, gross mismanagement, abuse of control, waste and unjust enrichment in connection with potential violations by us of the FCPA. The plaintiff seeks an unspecified amount of damages against these persons and does not request any damages from us. The plaintiff did not make a demand on our Board of Directors prior to filing the suit. The plaintiff filed an amended petition on September 16, 2014 which names only current and former board members. We filed a response on October 31, 2014 that seeks to dismiss the case for failure to make demand on the board of directors before the suit was filed. As of January 23, 2015, that motion is fully briefed. In light of the Company's May 22, 2015 announcement that the DOJ had closed its investigation into possible violations of the FCPA by the Company without bringing any

HYPERDYNAMICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. COMMITMENTS AND CONTINGENCIES (Continued)

charges, the parties entered into an agreement on June 15, 2015, to stay the matter pending the resolution of the investigation by the United States Securities and Exchange Commission, and this letter was filed with the Court on June 26, 2015.

        In addition to these lawsuits, we have received demands from shareholders to inspect our books and records. On April 28, 2015, one of those purported shareholders filed a derivative complaint against all of our current directors, our current chief financial officer, and our past chief executive officer, and past vice president of African affairs in the Delaware Court of Chancery. The complaint alleges breaches of their fiduciary duties of loyalty and good faith in connection with potential violations by us of the FCPA. The plaintiff seeks an unspecified amount of damages against these persons and does not request any damages from us. In light of the Company's May 22, 2015 announcement that the DOJ had closed its investigation into possible violations of the Foreign Corrupt Practices Act by the Company without bringing any charges, and upon a stipulation by the parties, the Court entered an order on June 26, 2015, staying the matter pending the resolution of the United States Securities and Exchange Commission's Foreign Corrupt Practices Act investigation.

Iroquois Lawsuit

        On May 9, 2012, a lawsuit was filed in the Supreme Court of the State of New York against us and all of our directors. The plaintiffs, five hedge funds that invested in us in early 2012, allege that we breached an agreement with the plaintiffs, and that we and the directors made certain negligent misrepresentations relating to our drilling operations. Among other claims, the plaintiffs allege that we misrepresented the status of our drilling operations and the speed with which the drilling would be completed. The plaintiffs advance claims for breach of contract and negligent misrepresentation and seek damages in the amount of $18.5 million plus pre-judgment interest. On July 12, 2012, we and the directors moved to dismiss the suit for failure to state a claim as to all defendants and for lack of personal jurisdiction over the director defendants. On June 19, 2013, the court dismissed the negligent misrepresentation claim but declined to dismiss the breach of contract claim. The negligent misrepresentation claim was dismissed without prejudice, meaning plaintiffs could attempt to refile it. On August 12, 2013, the plaintiffs filed an amended complaint. That complaint names only us and seeks recovery for alleged breaches of contract. We filed an answer to the plaintiffs' amended complaint on September 9, 2013, and the court has entered a scheduling order governing pre-trial proceedings in the matter. The maximum possible loss is the full amount of $18.5 million plus interest accrued thereon until judgment. We, however, have assessed the status of this matter and have concluded that although an adverse judgment is reasonably possible, it is not probable. As a result, no provision has been made in the consolidated financial statements. In our opinion, the outcome of this dispute will not have a material effect on our financial condition and results of operations.

Foreign Corrupt Practices Act Investigations

        In September 2013, we received a subpoena from the DOJ and in January 2014 we received a subpoena from the SEC for the production of documents relating to our business in Guinea We understand that the investigations focused on whether our activities in obtaining and retaining the Concession rights and our relationships with charitable organizations potentially violate the FCPA or U.S. anti-money laundering statutes. We have retained legal counsel to represent us in these matters and are cooperating fully with the government. On May 22, 2015 we received a letter from the DOJ

HYPERDYNAMICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. COMMITMENTS AND CONTINGENCIES (Continued)

closing its investigation into possible violations of the FCPA without bringing any charges against the Company. The SEC investigation has not been concluded.

        If violations of the FCPA occurred, we could be subject to fines, civil penalties, equitable remedies, and injunctive relief. We could also face fines, sanctions and other penalties from authorities in other jurisdictions that could affect our ability to conduct business operations in those jurisdictions. In addition, disclosure and the pendency of the investigation could adversely affect our reputation and our ability to obtain new business or retain existing business or implement our business plan, to attract and retain employees and to access the capital markets. No amounts have been accrued related to any potential fines, sanctions or other penalties. We cannot currently predict what, if any, actions may be taken by the SEC, the applicable government or other authorities or the effect any actions may have on our results of operations, financial condition, on our financial statements or on our business in Guinea and other jurisdictions. We are unable to predict when the SEC investigation will be completed, what outcome will result or what total costs we will incur in the course of the investigations. We incurred approximately $7.5 million in legal and other professional fees associated with the FCPA investigations in the year ended June 30, 2014, and another $5.2 million in the year ended June 30, 2015, for a total of $12.7 million. Until we resolve the SEC investigation we expect to incur additional legal expenses.

COMMITMENTS AND CONTINGENCIES

Operating Leases

        We lease office space under long-term operating leases with varying terms. Most of the operating leases contain renewal and purchase options. We expect that in the normal course of business, the majority of operating leases will be renewed or replaced by other leases.

        The following is a schedule by years of minimum future rental payments required under operating leases that have initial or remaining non-cancellable lease terms in excess of one year as of June 30, 2015 (in thousands):

Years ending June 30:
2016	386
2017	392
2018	399
2019	406
2020	309

Total minimum payments required	$1,892

        Rent expense included in net loss from operations for the years ended June 30, 2015 and 2014 was $0.3 million, respectively in both years.

HYPERDYNAMICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. QUARTERLY RESULTS (UNAUDITED)

        Shown below are selected unaudited quarter data for the years ended June 30, 2015 and 2014 (in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2015:
Depreciation	$86	$69	$49	$33
General, administrative and other operating	3,962	3,633	2,721	2,841
Loss from operations	(4,048)	(3,702)	(2,770)	(2,874)
Net loss	(4,047)	(3,701)	(2,770)	(2,874)
Basic and diluted loss per common share:	$(0.19)	$(0.18)	$(0.13)	$0.14

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2014:
Depreciation	$110	$111	$97	$82
General, administrative and other operating	4,368	8,262	8,095	6,732
Gain on legal settlement	—	—	—	(10,734)
Gain (Loss) from operations	(4,478)	(8,373)	(8,192)	3,920
Net income (loss)	(4,454)	(8,353)	(8,235)	3,925
Basic and diluted income (loss) per common share:	$(0.21)	$(0.40)	$(0.39)	$0.19

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

        The standardized measure of discounted future net cash flows are computed by applying average price for the year (with consideration of price changes only to the extent provided by contractual arrangements) to the estimated future production of proved oil and gas reserves, less estimated future expenditures (based on year-end costs) to be incurred in developing and producing the proved reserves,

HYPERDYNAMICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED) (Continued)

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

Capitalized Costs Related to Oil and Gas Activities

        Aggregate capitalized costs relating to our crude oil and natural gas producing activities, including asset retirement costs and related accumulated depreciation, depletion & amortization are shown below (in thousands):

	United States	Republic of Guinea	Total
June 30, 2015
Unproved properties	$—	$14,311	$14,311
Proved properties	—	—	—

	—	14,311	14,311
Less accumulated DD&A	—	—	—

Net capitalized costs	$—	$14,311	$14,311

June 30, 2014
Unproved properties	$—	$14,259	$14,259
Proved properties	—	—	—

	—	14,259	14,259
Less accumulated DD&A	—	—	—

Net capitalized costs	$—	$14,259	$14,259

Costs Incurred in Oil and Gas Activities

        Costs incurred in connection with our crude oil and natural gas acquisition, exploration and development activities are shown below (in thousands):

	United States	Republic of Guinea	Total
June 30, 2015
Property acquisition:
Unproved	$—	$—	$—
Exploration	—	52	52
Development	—	—	—

Total costs incurred	$—	$52	$52

June 30, 2014
Property acquisition:
Unproved	$—	$—	$—
Exploration	—	(6,586)	(6,586)
Development	—	—	—

Total costs incurred	$—	$(6,586)	$(6,586)

HYPERDYNAMICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED) (Continued)

        During the year ended June 30, 2015, we incurred $52 thousand of exploration costs. During the year ended June 30, 2014, we incurred $0.2 million of exploration costs and additionally, our oil and gas property balance decreased by $6.8 million after reaching a lawsuit settlement with AGR that resulted in the release to AGR of excess drilling equipment and the release to us of $17.7 million of previously escrowed cash.

Proved Reserves

        We do not hold any proved reserves as of June 30, 2015 and 2014.

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

        Our management is responsible for establishing and monitoring internal control over financial reporting. Management assessed the effectiveness of the Company's internal control over financial reporting as of June 30, 2015. In making this assessment, management used the criteria for internal control over financial reporting described in Internal Control—Integrated Framework (1992) by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Management's assessment included an evaluation of the design of the Company's internal control over financial reporting and testing of the operating effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of the Company's Board of Directors. Based on this assessment, management has concluded that, as of June 30, 2015, the Company's internal control over financial reporting was effective.

Item 9B.    Other Information.

        None.

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        The information required by this item will be included in our proxy statement for the 2015 Annual Meeting of Stockholders and is incorporated herein by reference thereto.

Item 11.    Executive Compensation.

        The information required by this item will be included in our proxy statement for the 2015 Annual Meeting of Stockholders and is incorporated herein by reference thereto.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The information required by this item will be included in our proxy statement for the 2015 Annual Meeting of Stockholders and is incorporated herein by reference thereto.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

        The information required by this item will be included in our proxy statement for the 2015 Annual Meeting of Stockholders and is incorporated herein by reference thereto.

Item 14.    Principal Accounting Fees and Services

        The information required by this item will be included in our proxy statement for the 2015 Annual Meeting of Stockholders and is incorporated herein by reference thereto.

Part IV

Item 15.    Exhibits, Financial Statement Schedules

(A)

Exhibit Number		Description
3.1.1		Certificate of Incorporation(1)

3.1.2		Certificate of Amendment of Certificate of Incorporation, dated January 21, 1997(1)

3.1.3		Certificate of Amendment of Certificate of Incorporation, dated September 20, 1999(1)

3.1.4		Certificate of Amendment of Certificate of Incorporation, dated December 22, 2003(1)

3.1.5		Certificate of Amendment of Certificate of Incorporation, dated March 11, 2011(2)

3.1.6		Certificate of Amendment of Certificate of Incorporation, dated June 28, 2013(18)

3.1.7		Series B Certificate of Designation(4)

3.2		Amended and Restated By-laws(15)

4.1		Form of Common Stock Certificate(3)

4.2		Form of Common Stock Purchase Warrant issued to investors on February 1, 2012(17)

10.1		Hydrocarbon Production Sharing Contract (PSA) between SCS Corporation and the Republic of Guinea, dated September 22, 2006(5)

10.2		Amendment No. 1 to the Hydrocarbons Production Sharing Contract between SCS Corporation and the Republic of Guinea, dated March 25, 2010(8)

10.3	*	Amended and Restated Employment Agreement between Hyperdynamics and Ray Leonard, effective as of July 23, 2012(6)

10.4		Sale and Purchase Agreement between Hyperdynamics Corporation and Dana Petroleum (E&P) Limited, effective as of December 4, 2009(9)

10.5		Operating Agreement between SCS Corporation and Dana Petroleum (E&P) Limited, dated January 28, 2010(13)

10.6	*	2010 Equity Incentive Plan as amended(11)

10.7	*	Form of Incentive Stock Option Agreement(7)

10.8	*	Form of Non-Qualified Stock Option Agreement(7)

10.9	*	Form of Restricted Stock Agreement(7)

10.10		Contract Number: AGR/C105/10 between SCS Corporation and AGR Peak Well Management Limited for Provision of Well Construction Management Services, including LOGIC General Conditions as Appendix I(10)

10.11		Agreement for the Supply of Marine Seismic Data Application and Processing Services, dated September 20, 2011 between SCS Corporation and CGG Veritas Services SA(16)

10.12		Form of Securities Purchase Agreement, dated January 30, 2012, between Hyperdynamics Corporation and investors in the offering(17)

10.13		Placement Agency Agreement, dated January 30, 2012, by and between Hyperdynamics Corporation and Rodman & Renshaw, LLC(17)

Exhibit Number		Description
10.14		Purchase and Sale Agreement between SCS Corporation Ltd. and Tullow Guinea Ltd., dated November 20, 2012(12)

10.15		Joint Operating Agreement Novation and Amendment Agreement relating to the Operating Agreement for the Hydrocarbon Production Sharing Contract, offshore Guinea, between SCS Corporation Ltd., Dana Petroleum E&P Limited, and Tullow Guinea Ltd. dated December 31, 2012.(14)

10.16		Parent Company Guarantee between Tullow Oil plc and SCS Corporation Ltd., dated December 31, 2012(14)

10.17		Settlement Deed between Hyperdynamics Corporation, SCS Corporation Ltd., AGR Well Management Ltd, and Jasper Drilling Private Ltd dated May 16, 2014(19)

14.1		Code of Ethics(1)

21.1	**	Subsidiaries of the Registrant

23.1	**	Consent of Hein & Associates LLP

31.1	**	Certification of Chief Executive Officer of Hyperdynamics Corporation required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	**	Certification of Chief Financial Officer of Hyperdynamics Corporation required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	**	Certification of Chief Executive Officer of Hyperdynamics Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

32.2	**	Certification of Principal Financial Officer of Hyperdynamics Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

101.INS	**	XBRL Instance Document

101.SCH	**	XBRL Taxonomy Extension Schema Document

101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	**	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document

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

HYPERDYNAMICS CORPORATION
September 16, 2015	/s/ RAY LEONARD Ray Leonard President, CEO and Director

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

September 16, 2015	/s/ IAN NORBURY Ian Norbury Non-Executive Chairman and Director
September 16, 2015	/s/ RAY LEONARD Ray Leonard President, CEO and Director
September 16, 2015	/s/ WILLIAM STRANGE William Strange Director
September 16, 2015	/s/ FRED ZEIDMAN Fred Zeidman Director
September 16, 2015	/s/ HERMAN COHEN Herman Cohen Director
September 16, 2015	/s/ DAVID WESSON David Wesson Vice President and Chief Financial and Accounting Officer

Exhibit Index

Exhibit Number		Description
3.1.1		Certificate of Incorporation(1)

3.1.2		Certificate of Amendment of Certificate of Incorporation, dated January 21, 1997(1)

3.1.3		Certificate of Amendment of Certificate of Incorporation, dated September 20, 1999(1)

3.1.4		Certificate of Amendment of Certificate of Incorporation, dated December 22, 2003(1)

3.1.5		Certificate of Amendment of Certificate of Incorporation, dated March 11, 2011(2)

3.1.6		Certificate of Amendment of Certificate of Incorporation, dated June 28, 2013(18)

3.1.7		Series B Certificate of Designation(4)

3.2		Amended and Restated By-laws(15)

4.1		Form of Common Stock Certificate(3)

4.2		Form of Common Stock Purchase Warrant issued to investors on February 1, 2012(17)

10.1		Hydrocarbon Production Sharing Contract (PSA) between SCS Corporation and the Republic of Guinea, dated September 22, 2006(5)

10.2		Amendment No. 1 to the Hydrocarbons Production Sharing Contract between SCS Corporation and the Republic of Guinea, dated March 25, 2010(8)

10.3	*	Amended and Restated Employment Agreement between Hyperdynamics and Ray Leonard, effective as of July 23, 2012(6)

10.4		Sale and Purchase Agreement between Hyperdynamics Corporation and Dana Petroleum (E&P) Limited, effective as of December 4, 2009(9)

10.5		Operating Agreement between SCS Corporation and Dana Petroleum (E&P) Limited, dated January 28, 2010(13)

10.6	*	2010 Equity Incentive Plan as amended(11)

10.7	*	Form of Incentive Stock Option Agreement(7)

10.8	*	Form of Non-Qualified Stock Option Agreement(7)

10.9	*	Form of Restricted Stock Agreement(7)

10.10		Contract Number: AGR/C105/10 between SCS Corporation and AGR Peak Well Management Limited for Provision of Well Construction Management Services, including LOGIC General Conditions as Appendix I(10)

10.11		Agreement for the Supply of Marine Seismic Data Application and Processing Services, dated September 20, 2011 between SCS Corporation and CGG Veritas Services SA(16)

10.12		Form of Securities Purchase Agreement, dated January 30, 2012, between Hyperdynamics Corporation and investors in the offering(17)

10.13		Placement Agency Agreement, dated January 30, 2012, by and between Hyperdynamics Corporation and Rodman & Renshaw, LLC(17)

10.14		Purchase and Sale Agreement between SCS Corporation Ltd. and Tullow Guinea Ltd., dated November 20, 2012(12)

Exhibit Number		Description
10.15		Joint Operating Agreement Novation and Amendment Agreement relating to the Operating Agreement for the Hydrocarbon Production Sharing Contract, offshore Guinea, between SCS Corporation Ltd., Dana Petroleum E&P Limited, and Tullow Guinea Ltd. dated December 31, 2012.(14)

10.16		Parent Company Guarantee between Tullow Oil plc and SCS Corporation Ltd., dated December 31, 2012(14)

10.17		Settlement Deed between Hyperdynamics Corporation, SCS Corporation Ltd., AGR Well Management Ltd, and Jasper Drilling Private Ltd dated May 16, 2014(19)

14.1		Code of Ethics(1)

21.1	**	Subsidiaries of the Registrant

23.1	**	Consent of Hein & Associates LLP

31.1	**	Certification of Chief Executive Officer of Hyperdynamics Corporation required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	**	Certification of Chief Financial Officer of Hyperdynamics Corporation required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	**	Certification of Chief Executive Officer of Hyperdynamics Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

32.2	**	Certification of Principal Financial Officer of Hyperdynamics Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

101.INS	**	XBRL Instance Document

101.SCH	**	XBRL Taxonomy Extension Schema Document

101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	**	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document

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