Form 10-Q
period 2015-09-30
HYPERDYNAMICS CORP
filed 2015-11-12
CIK 937136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934: For the quarterly period ended September 30, 2015

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934: For the transition period from to

Commission file number: 001-32490

HYPERDYNAMICS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	87-0400335
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

As of November 09, 2015, 21,046,591 shares of common stock, $0.001 par value, were outstanding.

HYPERDYNAMICS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Number of Shares)

(Unaudited)

	September 30, 2015	June 30, 2015
ASSETS
Current assets:
Cash and cash equivalents	$15,748	$18,374
Accounts receivable – joint interest	75	73
Prepaid expenses	868	1,170
Other current assets	12	8
Total current assets	16,703	19,625

Property and equipment, net of accumulated depreciation of $1,994 and $1,983	132	160
Unproved oil and gas properties excluded from amortization (Full-Cost Method)	14,331	14,311
	14,463	14,471

Total assets	$31,166	$34,096

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities - Accounts payable and accrued expenses	$551	$1,668

Commitments and contingencies (Note 6)	-	-

Shareholders’ equity:
Preferred stock, $0.001 par value; 20,000,000 authorized, 0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 43,750,000 shares authorized; 21,046,591 shares issued and outstanding	169	169
Additional paid-in capital	317,496	317,404
Accumulated deficit	(287,050)	(285,145)
Total shareholders’ equity	30,615	32,428
Total liabilities and shareholders’ equity	$31,166	$34,096

The accompanying notes are an integral part of these condensed consolidated financial statements.

HYPERDYNAMICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Number of Shares and Per Share Amounts)

(Unaudited)

	Three Months Ended September 30,
	2015	2014
Costs and expenses:
Depreciation	$28	$86
General, administrative and other operating	1,877	3,962

Loss from operations	(1,905)	(4,048)
Interest income	-	1
Loss before income tax	(1,905)	(4,047)
Income tax	-	-

Net loss	$(1,905)	$(4,047)

Basic and diluted loss per share	$(0.09)	$(0.19)

Weighted average shares outstanding – basic and diluted	21,046,591	21,046,591

The accompanying notes are an integral part of these condensed consolidated financial statements.

HYPERDYNAMICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In Thousands, Except Number of Shares)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, July 1, 2014	21,046,591	$169	$316,760	$(271,753)	$45,176
Net loss	-	-	-	(13,392)	(13,392)
Amortization of fair value of stock options	-	-	644	-	644
Balance, June 30, 2015	21,046,591	$169	$317,404	$(285,145)	$32,428
Net loss	-	-	-	(1,905)	(1,905)
Amortization of fair value of stock options	-	-	92	-	92

Balance, September 30, 2015	21,046,591	$169	$317,496	$(287,050)	$30,615

The accompanying notes are an integral part of these condensed consolidated financial statements.

HYPERDYNAMICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,905)	$(4,047)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	28	86
Stock based compensation	92	259
Changes in operating assets and liabilities:
Increase in Accounts receivable – joint interest	(2)	-
Decrease in Prepaid expenses	302	199
(Increase) decrease in Other current assets	(4)	4
Decrease in Accounts payable and accrued expenses	(1,117)	(4,472)
Net cash used in operating activities	(2,606)	(7,971)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(4)
Investment in unproved oil and gas properties	(20)	(40)
Net cash used in investing activities	(20)	(44)

DECREASE IN CASH AND CASH EQUIVALENTS	(2,626)	(8,015)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	18,374	35,270
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$15,748	$27,255

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Decrease in Accounts payable for oil and gas
properties	$-	$(12)

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

Status of our Business

We have no source of operating revenue and there is no assurance when we will, if ever. On September 30, 2015, we had $15.7 million in cash, and $0.6 million in liabilities, all of which are current liabilities. We plan to use our existing cash to fund our general corporate needs and our expenditures associated with the Concession, including our share of future capital expenditures that are not paid by Tullow Guinea Ltd (“Tullow”) on our behalf. We have no other material commitments.

On December 31, 2012, we closed a sale to Tullow, a subsidiary of Tullow Oil plc, of a 40% gross interest in the Concession. We now hold a 37% participating interest, with Dana Petroleum, PLC (“Dana”), which is a subsidiary of the Korean National Oil Corporation, holding the remaining 23% interest in the Concession. We refer to Tullow, Dana and us in the Concession as the “Consortium”.

Pursuant to the Share Purchase Agreement (“Tullow SPA”) between Tullow and us, Tullow agreed to pay all of our participating interest share of expenditures associated with joint operations in the Concession up to a gross expenditure cap of $100 million incurred during the carry period that began on September 21, 2013. We will be responsible for our 37% interest share of the cost in excess of the remaining gross carry amount. Additionally, Tullow agreed to pay our participating interest share of future costs for the drilling of an appraisal of the initial exploration well, if drilled, up to a gross expenditure cap of $100 million.

An exploration well is required to be commenced by the end of September 2016 and reach a minimum depth of 2,500 meters below seabed to satisfy the September 2013-2016 work requirement in the PSC. Failure to comply with the drilling and other obligations of the PSC could subject us to risk of loss of the Concession, and continued delays could adversely affect the ability to explore the Concession and reduces the attractiveness of the Concession to prospective industry participants and financing sources.

The continued absence of petroleum operations affects the value of the Concession as the second exploration period of the Concession ends in September 2016. The second and final exploration period may be extended with two months’ notice to the Minister of Mines and Geology of Guinea for up to one additional year beyond September 2016 to allow the completion of a well in process and for up to two additional years to allow the completion of the appraisal of any discovery made.

The timing and amount of our cash outflows are dependent on a number of factors including:  a negative outcome related to any of our legal proceedings, inability to resume petroleum operations or drilling delays due to the Ebola epidemic or other factors, well costs exceeding our carry, or if we have unfavorable well results. As a result, absent cash inflows, there is substantial doubt as to whether we will have adequate capital resources to meet our current obligations as they become due and therefore be able to continue as a going concern. Our ability to meet our current obligations as they become due over the next twelve-months, and to be able to continue exploration, will depend on obtaining additional resources through sales of additional interests in the Concession, equity or debt financings, or through other means, although no assurance can be given that any of these actions can be completed.

Principles of consolidation

The accompanying unaudited consolidated financial statements include the accounts of Hyperdynamics and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States and the rules of the Securities and Exchange Commission (SEC), and should be read in conjunction with the audited financial statements and notes thereto contained in our Annual Report filed with the SEC on Form 10-K for the year ended June 30, 2015. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year ended June 30, 2015, as reported in the Form 10-K, have been omitted.

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

All potential dilutive securities, including potentially dilutive options, warrants and convertible securities, if any, were excluded from the computation of dilutive net loss per common share for the three month periods ended September 30, 2015 and 2014, respectively, as their effects are antidilutive due to our net loss for those periods.

Stock options to purchase approximately 1.1 million common shares at an average exercise price of $7.23 and warrants to purchase approximately 0.03 million shares of common stock at an average exercise price of $12.64 were outstanding at September 30, 2015. Using the treasury stock method, had we had net income, no common shares attributable to our outstanding stock options would have been included in the fully diluted earnings per share for the three month period ended September 30, 2015.  There would have been no dilution attributable to our outstanding warrants to purchase common shares.

Stock options to purchase approximately 1.0 million common shares at an average exercise price of $10.11 and warrants to purchase approximately 0.03 million shares of common stock at an average exercise price of $11.69 were outstanding at September 30, 2014. Using the treasury stock method, had we had net income, approximately 1,500 common shares attributable to our outstanding stock options would have been included in the fully diluted earnings per share for the three month period ended September 30, 2014.  There would have been no dilution attributable to our outstanding warrants to purchase common shares. Had we had net income, approximately 16,500 common shares attributable to our unvested restricted stock awards would have been included in the fully diluted earnings per share for the three month period ended September 30, 2014.

Contingencies

We are subject to legal proceedings, claims and liabilities. We accrue for losses associated with legal claims when such losses are probable and can be reasonably estimated. These accruals are adjusted as additional information becomes available or circumstances change. Legal fees are charged to expense as they are incurred.  See Note 6 for more information on legal proceedings.

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

The following table provides detail of total capitalized costs for our Guinea concession which remain unproved and unevaluated and are excluded from amortization as of September 30, 2015 and June 30, 2015 (in thousands):

	September 30, 2015	June 30, 2015
Oil and Gas Properties:
Unproved properties not subject to amortization	$14,331	$14,311

During the three month period ended September 30, 2015, our oil and gas property balance increased by $20 thousand as a result of additional geological and geophysical costs incurred. Evaluation activities of these unproved properties are expected to be completed within the next year.

Sale of Interest to Tullow

On December 31, 2012, we closed a sale to Tullow of a 40% gross interest in the Concession. As consideration, we received $27 million from Tullow as reimbursement of our past costs in the Concession and, as additional consideration, Tullow agreed to:  (i) pay all of our participating interest share of future costs associated with joint operations in the Concession, up to a gross expenditure cap of $100 million incurred during the carry period that began on September 21, 2013; and (ii) pay our participating interest share of costs associated with an appraisal well of the initial exploration well, if drilled, subject to a gross expenditure cap on the appraisal well of $100 million. Tullow will continue to pay our costs, subject to the gross expenditure cap of $100 million, until 90 days following the date on which the rig contracted to drill the exploration well moves off the well location. We are responsible for our share of any costs exceeding the gross expenditure cap of $100 million per well. The $27 million payment was received by us on December 31, 2012 and was recorded as a reduction in unproved oil and gas properties, net of transaction costs of approximately $3.3 million.

In connection with the transaction, SCS, Tullow and Dana entered into a Joint Operating Agreement Novation and Amendment Agreement reflecting that as a result of the sale to Tullow, the interest of the parties in the Concession are SCS 37%, Dana 23%, and Tullow 40%, and Tullow agreed to be bound by the PSC and the Joint Operating Agreement previously entered into between SCS and Dana. Tullow also assumed all the respective liabilities and obligations of SCS in respect of the assigned 40% interest. SCS and Tullow executed a Deed of Assignment. The Assignment was approved by Guinea’s Ministry of Mines and Geology by issuing an Arrêté on December 27, 2012 which formally authorized our assignment of a participating interest to Tullow. SCS, Dana and Tullow elected Tullow as the Operator of the Concession beginning April 1, 2013.

3. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of September 30, 2015 and June 30, 2015 include the following (in thousands:

	September 30, 2015	June 30, 2015
Accounts payable – trade and oil and gas exploration activities	$95	$1,157
Accounts payable – legal costs	89	342
Accrued payroll	292	169
Other	75	-
	$551	$1,668

4. SHARE-BASED COMPENSATION

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

The 2010 Plan provides for the grants of shares of common stock, restricted stock units or incentive stock options and/or nonqualified stock options to purchase our common stock to selected employees, directors, officers, agents, consultants, attorneys, vendors and advisors of ours’ or of any parent or subsidiary thereof. Shares of common stock, options, or restricted stock can only be granted under the 2010 Plan within 10 years from the effective date of February 18, 2010. A maximum of 1,250,000 shares are issuable under the 2010 Plan and at September 30, 2015, 84,544 shares remained available for issuance.

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

The following table provides information about options during the three months ended September 30, 2015 and 2014:

	2015	2014
Number of options granted	-	6,844
Compensation expense recognized	$92,000	$135,000
Weighted average grant-date fair value of options outstanding	$7.23	$7.16

The following table details the significant assumptions used to compute the fair values of employee and director stock options granted during the three month periods ended September 30, 2015 and 2014:

	2015	2014
Risk-free interest rate	-%	0.05%
Dividend yield	-%	0%
Volatility factor	-%	216%
Expected life (years)	-	0.5

Summary information regarding employee and director stock options issued and outstanding under all plans as of September 30, 2015 is as follows:

	Options	Weighted Average Exercise Price	Aggregate intrinsic value	Weighted average remaining contractual term (years)
Options outstanding at July 1, 2015	1,181,954	$7.43	$-	3.39
Granted	-	-
Exercised	-	-
Forfeited	(18,585)	9.55
Expired	(21,456)	16.40
Options outstanding at September 30, 2015	1,141,913	$7.23	$-	3.18
Options exercisable at September 30, 2015	721,520	$10.73	$-	2.37

Options outstanding and exercisable as of September 30, 2015
Exercise Price	Outstanding Number of Shares	Remaining Life	Exercisable Number of Shares
$1.92-4.00	112,618	Less than1 year	112,618
$1.92-4.00	86,355	3 years	67,570
$1.92-4.00	212,380	4 years	182,389
$1.92-4.00	368,962	5 years	-
$4.01-10.00	39,868	Less than1 year	39,868
$4.01-10.00	112,938	2 years	112,314
$4.01-10.00	5,562	3 years	3,531
$4.01-10.00	22,000	5 years	22,000
$10.01-20.00	1,250	Less than1 year	1,250
$10.01-20.00	1,875	2 years	1,875
$10.01-20.00	28,750	5 years	28,750
$20.01-30.00	16,667	Less than 1 year	16,667
$20.01-30.00	1,250	1 year	1,250
$20.01-30.00	31,000	5 years	31,000
$30.01-40.00	64,625	Less than 1 year	64,625
$30.01-40.00	25,813	6 years	25,813
$40.01-50.00	6,250	Less than1 year	6,250
$40.01-50.00	3,750	5 years	3,750
	1,141,913		721,520

At September 30, 2015, there was $0.3 million of unrecognized compensation costs related to non-vested share based compensation arrangements granted to employees and directors under the plans.

Restricted Stock

The fair value of restricted stock awards classified as equity awards is based on the Company’s stock price as of the date of grant. During the year ended June 30, 2014, we granted 21,030 shares of restricted stock awards with a fair value of $0.1 million. These awards did not grant any rights as a shareholder of the company until a certificate for the vested shares of common stock had been issued. During the year ended June 30, 2015, all such awards were forfeited with compensation expense forfeiture credits of approximately $46 thousand recorded, no new grants issued, and none are outstanding at September 30, 2015.

5. INCOME TAXES

Federal income taxes are not due as we have had losses since inception. Our effective tax rate for the three month periods ended September 30, 2015 and 2014 is zero percent. This rate is lower than the U.S. statutory rate of 35 percent primarily due to the valuation allowance applied against our net deferred tax assets.

6. COMMITMENTS AND CONTINGENCIES

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

Shareholder Lawsuits

On April 2, 2012, a lawsuit styled as a class action was filed in the U.S. District Court for the Southern District of Texas against us and our chief executive officer alleging that we made false and misleading statements that artificially inflated our stock prices. The lawsuit alleges, among other things, that we misrepresented the prospects and progress of our drilling operations, including our drilling of the Sabu-1 well and plans to drill the Baraka-1 well off the coast of the Republic of Guinea.  The lawsuit seeks an unspecified amount of damages based on Sections 10(b) and 20 of the Securities Exchange Act of 1934. Although several lead plaintiffs were appointed by the Court and then withdrew from the matter, a lead plaintiff has now been appointed and a scheduling order governing briefing on a motion to dismiss has been entered by the Court.  On May 12, 2014, lead plaintiff filed his amended complaint adding our current and former chief financial officers as defendants, and defendants filed their motion to dismiss on July 11, 2014. On August 25, 2015, the Court denied the motion to consolidate this lawsuit with the March 2014 lawsuits described in the paragraph below, but granted the defendants motion to dismiss and terminated the case. Lead plaintiff did not appeal this ruling.

Beginning on March 13, 2014, two lawsuits styled as class actions were filed in the U.S. District Court for the Southern District of Texas against us and several officers of the Company alleging that we made false and misleading statements that artificially inflated our stock prices.  The lawsuits allege, among other things, that we misrepresented our compliance with the Foreign Corrupt Practices Act and anti-money laundering statutes and that we lacked adequate internal controls.  The lawsuits seek damages based on Sections 10(b) and 20 of the Securities Exchange Act of 1934, although the specific amount of damages is not specified. On May 12, 2014, a shareholder filed a motion for appointment as lead plaintiff, which remains pending. On August 25, 2015, the court in the April 2012 lawsuit denied the motion to consolidate the March 2014 lawsuits with the April 2012 lawsuits. One of the March 2014 lawsuits has now been dismissed voluntarily, and the parties to the remaining suit await the issuance of a scheduling order in that matter. We have assessed the status of the remaining March 2014 lawsuit and have concluded that an adverse judgment remains reasonably possible, but not probable. As a result, no provision has been made in the consolidated financial statements. Given the early stage of this dispute, we are unable to estimate a range of possible loss; however, in our opinion, the outcome of this dispute will not have a material effect on our financial condition and results of operations.

On May 6, 2014, a purported shareholder derivative petition was filed against all of our then-current directors and our current and former chief financial officer in the District Court of Harris County, Texas.  This matter was voluntarily dismissed by the plaintiff on September 16, 2015.

In addition to these lawsuits, we have received demands from shareholders to inspect our books and records. On April 28, 2015, one of those purported shareholders filed a derivative complaint against all of our current directors, our current chief financial officer, and our past chief executive officer, and past vice president of African affairs in the Delaware Court of Chancery. The complaint alleges breaches of their fiduciary duties of loyalty and good faith in connection with potential violations by us of the FCPA.  On November 2, 2015, the Court entered an order granting plaintiff’s voluntary dismissal of the action and dismissed the case without prejudice.

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

Foreign Corrupt Practices Act Investigations

In September 2013, we received a subpoena from the DOJ and in January 2014 we received a subpoena from the SEC for the production of documents relating to our business in Guinea.  We understood that the investigations focused on whether our activities in obtaining and retaining the Concession rights and our relationships with charitable organizations potentially violated the FCPA or U.S. anti-money laundering statutes. We retained legal counsel to represent us in these matters and cooperated fully with the government. On May 22, 2015 we received a letter from the DOJ closing its investigation into possible violations of the FCPA without bringing any charges against the Company. On September 29, 2015 we consented to the entry of an administrative cease-and-desist order by the SEC concerning the books and records and internal control provisions of the U.S. Securities Exchange Act of 1934. The allegations in the Order relate to certain issues concerning the company’s books and records and internal controls in 2007-2008. We consented to the SEC Order without admitting or denying the SEC’s findings and agreed to pay a $75,000 civil penalty to the SEC. This settlement fully resolves the SEC’s investigation.

We incurred approximately $7.5 million in legal and other professional fees associated with these investigations in the year ended June 30, 2014, an additional $5.2 million in the year ended June 30, 2015, and an additional $0.1 million in the three month period ended September 30, 2015, for a total of $12.8 million.

COMMITMENTS AND CONTINGENCIES

Operating Leases

We lease office space under long-term operating leases with varying terms. Most of the operating leases contain renewal and purchase options. We expect that in the normal course of business, the majority of operating leases will be renewed or replaced by other leases.

The following is a schedule by years of minimum future rental payments required under operating leases that have initial or remaining non-cancellable lease terms in excess of one year as of September 30, 2015 (in thousands):

Years ending June 30:
2016	$290
2017	392
2018	399
2019	406
2020 and thereafter	309
Total minimum payments required	$1,796

Rent expense included in net loss from operations for the three month periods ended September 30, 2015 and 2014 was $0.1 million respectively, in each period.

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

Pursuant to the Share Purchase Agreement (“Tullow SPA”) between Tullow and us, Tullow agreed to pay all of our participating interest share of expenditures associated with joint operations in the Concession up to a gross expenditure cap of $100 million incurred during the carry period that began on September 21, 2013. We will be responsible for our 37% interest share of the cost in excess of the remaining gross carry amount. Additionally, Tullow agreed to pay our participating interest share of future costs for the drilling of an appraisal of the initial exploration well, if drilled, up to a gross expenditure cap of $100 million.

The Consortium planned to drill the exploration well in ultra-deepwater in the first half of calendar 2014 but those plans were halted due to the FCPA investigations of us by the DOJ and the SEC and by the Ebola virus outbreak in Guinea. The DOJ and SEC investigations have ended. There has been a reduction in new cases of Ebola but it has not been eradicated. We have informed the members of the Consortium of the recent conclusions of the FCPA investigations and are communicating with them in order to determine whether petroleum operations will resume in the near future.

The continued absence of petroleum operations affects the value of the Concession as the second exploration period of the Concession ends in September 2016. The second and final exploration period may be extended with two months’ notice to the Minister of Mines and Geology of Guinea for up to one additional year beyond September 2016 to allow the completion of a well in progress and for up to two additional years to allow the completion of an appraisal of any discovery made.

An exploration well is required to be commenced by the end of September 2016 and reach a minimum depth of 2,500 meters below seabed to satisfy the September 2013-2016 work requirement. Failure to comply with the drilling and other obligations of the PSC could subject us to risk of loss of the Concession, and continued delays could affect adversely the ability to explore the Concession and reduces the attractiveness of the Concession to prospective industry participants and financing sources.

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

Our primary focus is the advancement of exploration work in Guinea. We have no source of operating revenue, and there is no assurance when we will, if ever.  We have no operating cash flows, and we will require substantial additional funds, through additional participation arrangements, securities offerings, or through other means, to fulfill our business plans. If we farm-out additional interests in the Concession, our percentage will decrease.  Although we have been successful in raising capital and in entering into key participation arrangements with Dana and Tullow, we have no commitments for additional capital resources.  The terms of any such arrangements, if made, may not be advantageous. Our need for additional funding may also be affected by the uncertainties involved with the planned exploratory well.

 Results of Operations

Based on the factors discussed below the net loss attributable to common shareholders for the three months ended September 30, 2015 decreased $2.1 million, or 53% to a net loss of $1.9 million, or $0.09 per share, from a net loss of $4.0 million, or $0.19 per share for the three months ended September 30, 2014.

Reportable segments

We have one reportable segment: our international operations in Guinea conducted through our subsidiary SCS. SCS is engaged in oil and gas exploration activities pertaining to offshore Guinea.

Three months ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Revenues.  There were no revenues for the three months ended September 30, 2015 and 2014.

Depreciation.   Depreciation on property and equipment decreased 67% or $58 thousand from the fiscal 2015 period to the fiscal 2016 period. Depreciation expense was $28 thousand and $86 thousand in the three months ended September 30, 2015 and 2014, respectively. The decrease is primarily attributed to no asset additions in the current year and a portion of assets used in the prior year being fully depreciated in the current year.

General, Administrative and Other Operating Expenses. Our general, administrative and other operating expenses were $1.9 million and $4.0 million for the three months ended September 30, 2015 and 2014, respectively. This represents a decrease of 53% or $2.1 million from the fiscal 2015 period to the fiscal 2016 period. The decrease in expense was attributable to decreases in personnel related costs of approximately $0.4 million, investor services cost of $0.1 million, travel costs of approximately $0.1 million and legal fees of $1.5 million, which can primarily be attributed to legal and other professional fees related to the FCPA investigations which decreased $1.3 million.

Loss from Operations. As a result of the factors discussed above, our loss from operations decreased by $2.1 million from $4.0 million in the three months ended September 30, 2014 to $1.9 million for the three months ended September 30, 2015.

Liquidity and Capital Resources

General

	Three Months Ended September 30,
	2015	2014
Net cash used in operating activities	$(2,606)	$(7,971)
Net cash used in investing activities	(20)	(44)
Net cash provided by financing activities	-	-
DECREASE IN CASH AND CASH EQUIVALENTS	(2,626)	(8,015)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	18,374	35,270
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$15,748	$27,255

Operating Activities

Net cash used in operating activities for the three months ended September 30, 2015 was $2.6 million compared to $8.0 million for the three months ended September 30, 2014. The decrease in cash used in operating activities is primarily attributable to the $2.1 million decrease in net loss and by changes in working capital during the periods, primarily a $1.1 million decrease of accounts payable in the current period compared to a $4.5 million decrease in accounts payable in the prior period. The decrease in accounts payable in the current period can be attributed primarily to the decrease in legal and other professional fees and the payment of our D&O Insurance premium.

Investing Activities

Net cash used in investing activities for the three months ended September 30, 2015 was $20 thousand compared to $44 thousand net cash used in the three months ended September 30, 2014.

Financing Activities

There were no cash provided by financing activities during the three months ended September 30, 2015 and 2014.

Liquidity

On September 30, 2015, we had $15.7 million in cash and $0.6 million in liabilities, all of which are current. We plan to use our existing cash to fund our general corporate needs and our expenditures associated with the Concession, including our share of future capital expenditures that are not paid by Tullow on our behalf. We have no other material commitments.

While the DOJ and SEC investigations are resolved, the investigations were costly and adversely affected our liquidity. We incurred approximately $7.5 million in legal and professional fees related to these investigations in the year ended June 30, 2014, approximately $5.2 million in the year ended June 30, 2015, and approximately $0.1 million in the three months ended September 30, 2015 for a total of $12.8 million.

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

The second and final exploration period may be extended with two months’ notice to the Minister of Mines and Geology of Guinea for up to one additional year beyond September 2016 to allow the completion of a well in progress and for up to two additional years to allow the completion of the appraisal of any discovery made. Additionally, to satisfy the September 2013-2016 work requirement, one exploration well is required to be drilled, which is to be commenced by the end of September 2016, to a minimum depth of 2,500 meters below seabed.

Failure to comply with the drilling and other obligations of the PSC could subject us to risk of loss of the Concession. Continued delays could affect adversely the ability to explore the Concession and could diminish the attractiveness of the Concession to prospective industry participants and financing sources.

Our costs related to the items referred to above and any additional expenses, or any negative outcomes, could adversely affect our liquidity and financial condition and results of operations. We also will be responsible for our participating interest share of costs in excess of $100 million gross costs associated with joint operations expenditures, including operator overhead and the ultra-deepwater exploration well when drilled beginning on September 21, 2013 and such excess expenditures could exacerbate our liquidity concerns. Absent cash inflows, we could exhaust our current available liquidity within the next twelve months.  The timing and amount of our cash outflows are dependent on a number of factors including: a negative outcome related to any of our legal proceedings, inability to resume petroleum operations or drilling delays due to the Ebola epidemic or other factors, joint operations expenditures and well costs exceeding our carry, or if we have unfavorable well results. As a result, absent cash inflows, there is substantial doubt as to whether we will have adequate capital resources to meet our current obligations as they become due and therefore be able to continue as a going concern. Our ability to meet our current obligations as they become due over the next twelve months, and to be able to continue exploration, will depend on obtaining additional resources through sales of additional interests in the Concession, equity or debt financings, or through other means, although no assurance can be given that any of these actions can be completed.

Capital Expenditures

During the first three months of fiscal 2016, we incurred an additional $20 thousand on unproved oil and gas properties.  This compares to the first three months of fiscal 2015, where we expended $28 thousand on unproved oil and gas properties and $4 thousand for property, plant and equipment.

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

Item 4. Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.  Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of September 30, 2015, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Our management, including the CEO and CFO, identified no change in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II Other Information

Item 1. Legal Proceedings

From time to time, we and our subsidiaries are involved in business disputes. We are unable to predict the outcome of such matters when they arise. Currently pending proceedings, in our opinion, will not have a material adverse effect upon our consolidated financial statements. The following are the only legal proceedings with material developments during the three month period ended September 30, 2015.

Shareholder Lawsuits

On April 2, 2012, a lawsuit styled as a class action was filed in the U.S. District Court for the Southern District of Texas against us and our chief executive officer alleging that we made false and misleading statements that artificially inflated our stock prices. The lawsuit alleges, among other things, that we misrepresented the prospects and progress of our drilling operations, including our drilling of the Sabu-1 well and plans to drill the Baraka-1 well off the coast of the Republic of Guinea.  The lawsuit seeks an unspecified amount of damages based on Sections 10(b) and 20 of the Securities Exchange Act of 1934. Although several lead plaintiffs were appointed by the Court and then withdrew from the matter, a lead plaintiff has now been appointed and a scheduling order governing briefing on a motion to dismiss has been entered by the Court.  On May 12, 2014, lead plaintiff filed his amended complaint adding our current and former chief financial officers as defendants, and defendants filed their motion to dismiss on July 11, 2014. On August 25, 2015, the Court denied the motion to consolidate this lawsuit with the March 2014 lawsuits described in the paragraph below, but granted the defendant’s motion to dismiss and terminated the case. Lead plaintiff did not appeal this ruling.

Beginning on March 13, 2014, two lawsuits styled as class actions were filed in the U.S. District Court for the Southern District of Texas against us and several officers of the Company alleging that we made false and misleading statements that artificially inflated our stock prices.  The lawsuits allege, among other things, that we misrepresented our compliance with the Foreign Corrupt Practices Act and anti-money laundering statutes and that we lacked adequate internal controls.  The lawsuits seek damages based on Sections 10(b) and 20 of the Securities Exchange Act of 1934, although the specific amount of damages is not specified. On May 12, 2014, a shareholder filed a motion for appointment as lead plaintiff, which remains pending. On August 25, 2015, the court in the April 2012 lawsuit denied the motion to consolidate the March 2014 lawsuits with the April 2012 lawsuit. One of the March 2014lawsuits has now been dismissed voluntarily, and the parties to the remaining suit await the issuance of a scheduling order in that matter.  We have assessed the status of the remaining March 2014 lawsuit and have concluded that an adverse judgment remains reasonably possible, but not probable. As a result, no provision has been made in the consolidated financial statements. Given the early stage of this dispute, we are unable to estimate a range of possible loss; however, in our opinion, the outcome of this dispute will not have a material effect on our financial condition and results of operations.

On May 6, 2014, a purported shareholder derivative petition was filed against all of our then-current directors and our current and former chief financial officer in the District Court of Harris County, Texas.  This matter was voluntarily dismissed by the plaintiff on September 16, 2015.

In addition to these lawsuits, we have received demands from shareholders to inspect our books and records On April 28, 2015, one of those purported shareholders filed a derivative complaint against all of our current directors, our current chief financial officer, and our past chief executive officer, and past vice president of African affairs in the Delaware Court of Chancery. The complaint alleges breaches of their fiduciary duties of loyalty and good faith in connection with potential violations by us of the FCPA. On November 2, 2015, the Court entered an order granting plaintiff’s voluntary dismissal of the action and dismissed the case without prejudice.

On September 29, 2015 we consented to the entry of an administrative cease-and-desist order by the SEC concerning the books and records and internal control provisions of the U.S. Securities Exchange Act of 1934. The allegations in the Order relate to certain issues concerning our books and records and internal controls in 2007-2008. We consented to the SEC Order without admitting or denying the SEC’s findings and agreed to pay a $75,000 civil penalty to the SEC. This settlement fully resolves the SEC’s investigation.

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

10.16	Parent Company Guarantee between Tullow Oil plc and SCS Corporation Ltd., dated December 31, 2012 (14)

10.17	Settlement Deed between Hyperdynamics Corporation, SCS Corporation Ltd., AGR Well Management Ltd, and Jasper Drilling Private Ltd dated May 16, 2014 (19)

10.19*	Employment Agreement, effective October 1, 2015, between Hyperdynamics Corporation and Paolo Amoruso (21)

10.20*	Employment Agreement, effective October 1, 2015, between Hyperdynamics Corporation and David Wesson (21)

14.1	Code of Ethics (1)

21.1	Subsidiaries of the Registrant (20)

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

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contracts or compensatory plans or arrangements.
**	Filed herewith.
(1)	Incorporated by reference to Form 10-K filed September 11, 2013.
(2)	Incorporated by reference to Schedule 14A filed January 11, 2011.
(3)	Incorporated by reference to Form S-1 filed January 12, 2006, as amended.
(4)	Incorporated by reference to Form 8-K filed June 15, 2001.
(5)	Incorporated by reference to Form 8-K filed September 28, 2006.
(6)	Incorporated by reference to Form 10-K filed on September 13, 2012.
(7)	Incorporated by reference to Form S-8 filed June 14, 2010.
(8)	Incorporated by reference to Form 8-K, dated March 31, 2010.
(9)	Incorporated by reference to Form 8-K, filed December 7, 2009.
(10)	Incorporated by reference to Form 8-K filed December 6, 2010.
(11)	Incorporated by reference to Form 8-K filed November 6, 2012.
(12)	Incorporated by reference to Form 8-K filed November 21, 2012.
(13)	Incorporated by reference to Form 8-K, dated January 29, 2010.
(14)	Incorporated by reference to Form 8-K, dated January 7, 2013.

(15)	Incorporated by reference to Form 8-K filed December 28, 2011.
(16)	Incorporated by reference to Form 8-K filed on September 23, 2011.
(17)	Incorporated by reference to Form 8-K filed on February 1, 2012.
(18)	Incorporated by reference to Form 8-K filed on June 28, 2013.
(19)	Incorporated by reference to Form 10-K filed on September 12, 2014.
(20)	Incorporated by reference to Form 10-K filed on September 16, 2015.
(21)	Incorporated by reference to Form 8-K, dated October 7, 2015.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Hyperdynamics Corporation
(Registrant)

By:	/S/ Ray Leonard
Ray Leonard
Chief Executive Officer

Dated: November 12, 2015

By:	/S/ David Wesson
David Wesson
Vice President and Chief Financial and Accounting Officer

Dated: November 12, 2015

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

10.16	Parent Company Guarantee between Tullow Oil plc and SCS Corporation Ltd., dated December 31, 2012 (14)

10.17	Settlement Deed between Hyperdynamics Corporation, SCS Corporation Ltd., AGR Well Management Ltd, and Jasper Drilling Private Ltd dated May 16, 2014 (19)

10.19*	Employment Agreement, effective October 1, 2015, between Hyperdynamics Corporation and Paolo Amoruso (21)

10.20*	Employment Agreement, effective October 1, 2015, between Hyperdynamics Corporation and David Wesson (21)

14.1	Code of Ethics (1)

21.1	Subsidiaries of the Registrant (20)

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

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contracts or compensatory plans or arrangements.
**	Filed herewith.
(1)	Incorporated by reference to Form 10-K filed September 11, 2013.
(2)	Incorporated by reference to Schedule 14A filed January 11, 2011.
(3)	Incorporated by reference to Form S-1 filed January 12, 2006, as amended.
(4)	Incorporated by reference to Form 8-K filed June 15, 2001.
(5)	Incorporated by reference to Form 8-K filed September 28, 2006.
(6)	Incorporated by reference to Form 10-K filed on September 13, 2012.
(7)	Incorporated by reference to Form S-8 filed June 14, 2010.
(8)	Incorporated by reference to Form 8-K, dated March 31, 2010.
(9)	Incorporated by reference to Form 8-K, filed December 7, 2009.
(10)	Incorporated by reference to Form 8-K filed December 6, 2010.
(11)	Incorporated by reference to Form 8-K filed November 6, 2012.
(12)	Incorporated by reference to Form 8-K filed November 21, 2012.
(13)	Incorporated by reference to Form 8-K, dated January 29, 2010.
(14)	Incorporated by reference to Form 8-K, dated January 7, 2013.

(15)	Incorporated by reference to Form 8-K filed December 28, 2011.
(16)	Incorporated by reference to Form 8-K filed on September 23, 2011.
(17)	Incorporated by reference to Form 8-K filed on February 1, 2012.
(18)	Incorporated by reference to Form 8-K filed on June 28, 2013.
(19)	Incorporated by reference to Form 10-K filed on September 12, 2014.
(20)	Incorporated by reference to Form 10-K filed on September 16, 2015.
(21)	Incorporated by reference to Form 8-K, dated October 7, 2015.