Form 10-Q
period 2015-12-31
HYPERDYNAMICS CORP
filed 2016-02-11
CIK 937136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934:

For the quarterly period ended December 31, 2015

or

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

As of February 09, 2016, 21,046,591 shares of common stock, $0.001 par value, were outstanding.

HYPERDYNAMICS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Number of Shares)

(Unaudited)

	December 31, 2015	June 30, 2015
ASSETS
Current assets:
Cash and cash equivalents	$14,367	$18,374
Accounts receivable — joint interest	125	73
Prepaid expenses	588	1,170
Other current assets	16	8
Total current assets	15,096	19,625

Property and equipment, net of accumulated depreciation of $2,022 and $1,983	104	160
Unproved oil and gas properties excluded from amortization (Full-Cost Method)	14,331	14,311
	14,435	14,471

Total assets	$29,531	$34,096

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities - Accounts payable and accrued expenses	$676	$1,668

Commitments and contingencies (Note 6)	—	—

Shareholders’ equity:
Preferred stock, $0.001 par value; 20,000,000 authorized, 0 shares issued and outstanding	—	—
Common stock, $0.001 par value, 43,750,000 shares authorized; 21,046,591 shares issued and outstanding	169	169
Additional paid-in capital	317,593	317,404
Accumulated deficit	(288,907)	(285,145)
Total shareholders’ equity	28,855	32,428
Total liabilities and shareholders’ equity	$29,531	$34,096

The accompanying notes are an integral part of these condensed consolidated financial statements.

HYPERDYNAMICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Number of Shares and Per Share Amounts)

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
Costs and expenses:
Depreciation	$28	$69	$56	$155
General, administrative and other operating	1,829	3,633	3,706	7,595
Loss from operations	(1,857)	(3,702)	(3,762)	(7,750)
Interest income	—	1	—	2
Loss before income tax	(1,857)	(3,701)	(3,762)	(7,748)
Income tax	—	—	—	—
Net loss	$(1,857)	$(3,701)	$(3,762)	$(7,748)

Basic and diluted loss per share	$(0.09)	$(0.18)	$(0.18)	$(0.37)

Weighted average shares outstanding — basic and diluted	21,046,591	21,046,591	21,046,591	21,046,591

The accompanying notes are an integral part of these condensed consolidated financial statements.

HYPERDYNAMICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In Thousands, Except Number of Shares)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, July 1, 2014	21,046,591	$169	$316,760	$(271,753)	$45,176
Net loss	—	—	—	(13,392)	(13,392)
Amortization of fair value of stock options	—	—	644	—	644
Balance, June 30, 2015	21,046,591	$169	$317,404	$(285,145)	$32,428
Net loss	—	—	—	(3,762)	(3,762)
Amortization of fair value of stock options	—	—	189	—	189
Balance, December 31, 2015	21,046,591	$169	$317,593	$(288,907)	$28,855

The accompanying notes are an integral part of these condensed consolidated financial statements.

HYPERDYNAMICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Six Months Ended December 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,762)	$(7,748)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	56	155
Stock based compensation	189	317
Changes in operating assets and liabilities:
Increase in Accounts receivable — joint interest	(52)	—
Decrease in Prepaid expenses	582	423
Increase in Other current assets	(8)	(1)
Decrease in Accounts payable and accrued expenses	(992)	(3,350)
Net cash used in operating activities	(3,987)	(10,204)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(3)
Investment in unproved oil and gas properties	(20)	(44)
Net cash used in investing activities	(20)	(47)

DECREASE IN CASH AND CASH EQUIVALENTS	(4,007)	(10,251)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	18,374	35,270
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$14,367	$25,019

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Decrease in Accounts payable for oil and gas properties	$—	$(12)

The accompanying notes are an integral part of these condensed consolidated financial statements.

HYPERDYNAMICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Nature of business

Hyperdynamics Corporation (“Hyperdynamics,” the “Company,” “we,” “us,” and “our”) is a Delaware corporation formed in March 1996. Hyperdynamics has two wholly-owned subsidiaries, SCS Corporation Ltd (“SCS”), a Cayman corporation, and HYD Resources Corporation (“HYD”), a Texas corporation. Through SCS and its wholly-owned subsidiary, SCS Guinea SARL (“SCSG”), which is a Guinea limited liability company formed under the laws of the Republic of Guinea (“Guinea”) located in Conakry, Guinea, Hyperdynamics focuses on oil and gas exploration offshore the coast of West Africa. Our exploration efforts are pursuant to a Hydrocarbon Production Sharing Contract, as amended (the “PSC”).  We refer to the rights granted under the PSC as the “Concession.” We began operations in oil and gas exploration, seismic data acquisition, processing, and interpretation in late fiscal 2002.

As used herein, references to “Hyperdynamics,” “Company,” “we,” “us,” and “our” refer to Hyperdynamics Corporation and our subsidiaries, including SCS. The rights in the Concession offshore Guinea are held by SCS.

Status of our Business

We have no source of operating revenue and there is no assurance when we will, if ever. On December 31, 2015, we had $14.4 million in cash, and $0.7 million in liabilities, all of which are current liabilities. We plan to use our existing cash to fund our general corporate needs and our expenditures associated with the Concession, including our share of future capital expenditures that are not paid by Tullow Guinea Ltd (“Tullow”) on our behalf. We have no other material commitments.

On December 31, 2012, we closed a sale to Tullow, a subsidiary of Tullow Oil plc, of a 40% gross interest in the Concession. We now hold a 37% participating interest. Dana Petroleum, PLC (“Dana”), a subsidiary of the Korean National Oil Corporation, holds the remaining 23% interest in the Concession. We refer to Tullow, Dana and us in the Concession as the “Consortium”.

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

As described in Note 6, SCS filed parallel actions on Friday January 11, 2016 in the United States District Court for the Southern District of Texas and before the American Arbitration Association against Tullow and Dana. The two legal actions seek (1) a determination that Tullow and Dana are in breach of their contractual obligations and (2) orders requiring Tullow and Dana to move forward with well drilling activities offshore Guinea. In addition, the arbitration action seeks the damages caused by the repeated delays in well drilling caused by the activities of Tullow and Dana. On January 28, 2016, the action in the Federal District Court was voluntarily dismissed by us and refiled in District Court in Harris County, Texas.

The continued absence of petroleum operations affects the value of the Concession as the second exploration period of the Concession ends in September 2016. The second and final exploration period may be extended with two months’ notice prior to September 2016 to the Minister of Mines and Geology of Guinea for up to one additional year beyond September 2016 to allow the completion of a well in process and for up to two additional years to allow the completion of the appraisal of any discovery made.

The timing and amount of our cash outflows are dependent on a number of factors including:  a negative outcome related to any of our legal proceedings, inability to resume petroleum operations or drilling delays, well costs exceeding our carry, or if we have unfavorable well results. As a result, absent cash inflows, there is substantial doubt as to whether we will have adequate capital resources to meet our current obligations as they become due and therefore be able to continue as a going concern. Our ability to meet our current obligations as they become due over the next twelve-months, and to be able to continue exploration, will depend on obtaining additional resources through sales of additional interests in the Concession, equity or debt financings, or through other means, although no assurance can be given that any of these actions can be completed.

Principles of consolidation

The accompanying unaudited consolidated financial statements include the accounts of Hyperdynamics and its direct and indirect wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States and the rules of the Securities and Exchange Commission (SEC), and should be read in conjunction with the audited financial statements and notes thereto contained in our Annual Report filed with the SEC on Form 10-K for the year ended June 30, 2015. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year ended June 30, 2015, as reported in the Form 10-K, have been omitted.

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

All potential dilutive securities, including potentially dilutive options, warrants and convertible securities, if any, were excluded from the computation of dilutive net loss per common share for the six month periods ended December 31, 2015 and 2014, respectively, as their effects are antidilutive due to our net loss for those periods.

Stock options to purchase approximately 1.0 million common shares at an average exercise price of $5.67 were outstanding at December 31, 2015. Using the treasury stock method, had we had net income, 0.1million common shares attributable to our outstanding stock options would have been included in the fully diluted earnings per share for the three and six month period ended December 31, 2015.

Stock options to purchase approximately 0.9 million common shares at an average exercise price of $10.20 and warrants to purchase approximately 0.03 million shares of common stock at an average exercise price of $12.64 were outstanding at December 31, 2014. Using the treasury stock method, had we had net income, no common shares attributable to our outstanding stock options would have been included in the fully diluted earnings per share for the three month period ended December 31, 2014 while approximately 800 common shares attributable to our outstanding stock options would have been included in the fully diluted earnings per share for the six month period ended December 31, 2014.  There would have been no dilution attributable to our outstanding warrants to purchase common shares. Had we had net income, no common shares attributable to restricted stock awards would have been included in the fully diluted earnings per share for the three month period ended December 31, 2014 while approximately 8,300 common shares attributable to our restricted stock awards would have been included in the fully diluted earnings per share for the six month period ended December 31, 2014

Contingencies

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

2. INVESTMENT IN OIL AND GAS PROPERTIES

Investment in oil and gas properties consists entirely of our Concession in offshore Guinea, West Africa. We owned a 77% participating interest in our Guinea Concession prior to the sale of a 40% gross interest to Tullow which closed on December 31, 2012. We now own a 37% interest in the Concession.

We follow the “Full-Cost” method of accounting for oil and natural gas property and equipment costs. Under this method, internal costs incurred that were directly identified with exploration, development, and acquisition activities undertaken by us for our own account, and which were not related to production, general corporate overhead, or similar activities, are capitalized. Capitalization of internal costs was discontinued April 1, 2013 when Tullow became the operator. Geological and geophysical costs incurred that are directly associated with specific unproved properties are capitalized in “Unproved properties excluded from amortization” and evaluated as part of the total capitalized costs associated with a prospect. The cost of unproved properties not being amortized is assessed to determine whether such properties have been impaired. In determining whether such costs should be impaired, we evaluate current drilling results and available geological and geophysical information. If petroleum operations are not commenced soon, our ability to obtain additional financing and our financial condition will be adversely affected, which will likely impact our ability to conduct exploration. An inability to conduct exploration could result in an impairment of our unproved properties. No reserves have been attributed to the concession.

The following table provides detail of total capitalized costs for the Concession which remain unproved and unevaluated and are excluded from amortization as of December 31, 2015 and June 30, 2015 (in thousands):

	December 31, 2015	June 30, 2015
Oil and Gas Properties:
Unproved properties not subject to amortization	$14,331	$14,311

During the six month period ended December 31, 2015, our oil and gas property balance increased by $20 thousand as a result of additional geological and geophysical costs incurred. Evaluation activities of these unproved properties are expected to be completed within the next year.

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

3. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of December 31, 2015 and June 30, 2015 include the following (in thousands):

	December 31, 2015	June 30, 2015
Accounts payable — trade and oil and gas exploration activities	$74	$1,157
Accounts payable — legal costs	168	342
Accrued payroll	434	169
	$676	$1,668

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

The 2010 Plan provides for the grants of shares of common stock, restricted stock units or incentive stock options and/or nonqualified stock options to purchase our common stock to selected employees, directors, officers, agents, consultants, attorneys, vendors and advisors of ours’ or of any parent or subsidiary thereof. Shares of common stock, options, or restricted stock can only be granted under the 2010 Plan within 10 years from the effective date of February 18, 2010. A maximum of 1,250,000 shares are issuable under the 2010 Plan and at December 31, 2015, 260,820 shares remained available for issuance.

On January 27, 2016, at our annual meeting of stockholders, the stockholders approved amending the 2010 Plan to increase the number of shares available for issuance by 750,000 shares, increasing the maximum number of shares issuable under the plan from 1,250,000 to 2,000,000.

The 2010 Plan provides a means to attract and retain the services of participants and also to provide added incentive to such persons by encouraging stock ownership in the Company. Plan grants are administered by the Compensation, Nominating, and Corporate Governance Committee, who has substantial discretion to determine which persons, amounts, time, price, exercise terms, and restrictions, if any.

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

The following table provides information about options during the six months ended December 31, 2015 and 2014:

	2015	2014
Number of options granted	30,000	101,106
Compensation expense recognized	$189,000	$247,000
Weighted average grant-date fair value of options outstanding	$5.67	$7.02

The following table details the significant assumptions used to compute the fair values of employee and director stock options granted during the six month periods ended December 31, 2015 and 2014:

	2015	2014
Risk-free interest rate	1.74%	0.05-0.12%
Dividend yield	0%	0%
Volatility factor	109%	65-216%
Expected life (years)	2.88	0.5

Summary information regarding employee and director stock options issued and outstanding under all plans as of December 31, 2015 is as follows:

	Options	Weighted Average Exercise Price	Aggregate intrinsic value	Weighted average remaining contractual term (years)
Options outstanding at July 1, 2015	1,181,954	$7.43	$—	3.39
Granted	30,000	1.18
Exercised	—	—
Forfeited	(6,675)	1.16
Expired	(247,142)	13.68
Options outstanding at December 31, 2015	958,137	$5.67	$92,242	3.67
Options exercisable at December 31, 2015	692,848	$7.29	$46,127	3.44

Options outstanding and exercisable as of December 31, 2015

Exercise Price	Outstanding Number of Shares	Remaining Life	Exercisable Number of Shares
$1.92-4.00	6,250	Less than1 year	6,250
$1.92-4.00	86,355	2 years	67,570
$1.92-4.00	212,390	4 years	182,390
$1.92-4.00	398,954	5 years	184,481
$4.01-10.00	102,063	1 year	102,063
$4.01-10.00	10,875	2 years	10,875
$4.01-10.00	5,562	3 years	3,531
$4.01-10.00	22,000	4 years	22,000
$10.01-20.00	1,875	1 year	1,875
$10.01-20.00	11,250	4 years	11,250
$10.01-20.00	17,500	5 years	17,500
$20.01-30.00	1,250	1 year	1,250
$20.01-30.00	31,000	5 years	31,000
$30.01-40.00	21,250	Less than 1 year	21,250
$30.01-40.00	3,750	5 years	3,750
$20.01-40.00	25,813	5 years	25,813
	958,137		692,848

At December 31, 2015, there was $0.2 million of unrecognized compensation costs related to non-vested share based compensation arrangements granted to employees and directors under the plans. During the first half of fiscal 2016, a total of 185,856 options, with a weighted average grant date fair value of $0.94 per share, vested in accordance with the underlying agreements. Unvested options at December 31, 2015 totaled 265,297 with a weighted average grant date fair value of $7.29, an amortization period of one to two years and a weighted average remaining life of 3.73 years.

Restricted Stock

The fair value of restricted stock awards classified as equity awards is based on the Company’s stock price as of the date of grant. During the year ended June 30, 2014, we granted 21,030 shares of restricted stock awards with a fair value of $0.1 million. These awards did not grant any rights as a shareholder of the company until a certificate for the vested shares of common stock had been issued. During the year ended June 30, 2015, all such awards were forfeited with compensation expense forfeiture credits of approximately $46 thousand recorded. No new grants have been issued, and none are outstanding at December 31, 2015.

5. INCOME TAXES

Federal income taxes are not due as we have had losses since inception. Our effective tax rate for the six month periods ended December 31, 2015 and 2014 is zero percent. This rate is lower than the U.S. statutory rate of 35 percent primarily due to the valuation allowance applied against our net deferred tax assets.

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

Tullow and Dana Legal Actions

On January 11, 2016, we filed legal actions against our partners under the Joint Operating Agreement governing the oil and gas exploration rights offshore Guinea (“JOA”) in the United States District Court for the Southern District of Texas and before the AAA against Tullow, a wholly owned subsidiary of Tullow Oil, PLC and Dana, a wholly owned subsidiary of the Korean National Oil Company, for their failure to meet their obligations under the JOA and the PSC. On January 28, 2016, the action in the Federal District Court was voluntarily dismissed by us and refiled in District Court in Harris County, Texas. On February 8, 2016 Tullow and Dana removed the case to Federal District Court.

The two legal actions seek (1) a determination that Tullow and Dana are in breach of their contractual obligations and (2) orders requiring Tullow and Dana to move forward with well drilling activities offshore Guinea. In addition, the arbitration action seeks the damages caused by the repeatedly delays in well drilling caused by the activities of Tullow and Dana. We determined to bring the legal actions only after it became apparent that Tullow and Dana would not move forward, despite many opportunities to do so, with petroleum operations.

Shareholder Lawsuits

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

In addition, we have received demands from shareholders to inspect our books and records. On April 28, 2015, one of those purported shareholders filed a derivative complaint against all of our current directors, our current chief financial officer, and our past chief executive officer, and past vice president of African affairs in the Delaware Court of Chancery. The complaint alleges breaches of their fiduciary duties of loyalty and good faith in connection with potential violations by us of the FCPA.  On November 2, 2015, the Court entered an order granting plaintiff’s voluntary dismissal of the action and dismissed the case without prejudice.

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

The following is a schedule by years of minimum future rental payments required under operating leases that have initial or remaining non-cancellable lease terms in excess of one year as of December 31, 2015 (in thousands):

Years ending June 30:
2016	$194
2017	392
2018	399
2019	406
2020 and thereafter	309
Total minimum payments required	$1,700

Rent expense included in net loss from operations for the three month periods ended December 31, 2015 and 2014 was $0.1 million respectively, in each period.  Rent expense included in net loss from operations for the six month periods ended December 31, 2015 and 2014 was $0.2 million respectively, in each period.

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

The Consortium planned to drill the exploration well in the ultra-deepwater section of Concession in the first half of calendar 2014 but Tullow called Force Majeure in March of 2014 based on the mere existence of the FCPA investigations of us by the DOJ and the SEC. Tullow withdrew its Force Majeure declaration in May of 2014, but did not resume petroleum operations. The DOJ investigation ended in May 2015, the SEC investigations ended in September 2015, and the World Health Organization declared Guinea Ebola free on December 29, 2015. Notwithstanding the resolution of the FCPA investigations, Dana insisted on further specific title assurances from the Government of Guinea and at a Petroleum Operations Management Committee meeting with the Government of Guinea in Conakry on December 16 and 17, 2015, Tullow and SCS obtained a PSC Amendment that provided such further assurances.  Instead of signing the PSC Amendment both Tullow and Dana refused to execute the agreement and are currently at an impasse. Unable to see a path forward, we filed legal actions against Tullow and Dana under the JOA as more fully described in Note 6.

The continued absence of petroleum operations affects the value of the Concession as the second exploration period of the Concession ends in September 2016. The second and final exploration period may be extended with two months’ notice prior to September 2016 to the Minister of Mines and Geology of Guinea for up to one additional year beyond September 2016 to allow the completion of a well in progress and for up to two additional years to allow the completion of an appraisal of any discovery made.

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

Since the grant of the Concession, we have conducted 2-dimensional (“2D”) and 3-dimensional (“3D”) seismic surveys of a portion of the Concession and drilled one non-commercial well completed in February of 2012. The most recent 3D seismic survey covering approximately 4,000 square kilometers in the deeper water portion of the Concession was completed and processed. These results were used by the Consortium in the planning of the next exploratory well.

Our primary focus is the advancement of exploration work in Guinea. The two legal actions against Tullow and Dana seek (1) a determination that Tullow and Dana are in breach of their contractual obligations and (2) orders requiring Tullow and Dana to move forward with well drilling activities offshore Guinea. In addition, the arbitration seeks the damages caused by the repeatedly delays in well drilling caused by the activities of Tullow and Dana. We have no source of operating revenue, and there is no assurance when we will, if ever.  We have no operating cash flows, and we will require substantial additional funds, through additional participation arrangements, securities offerings, or through other means, to fulfill our business plans. If we farm-out additional interests in the Concession, our percentage will decrease.  The terms of any such arrangements, if made, may not be advantageous. Our need for additional funding may also be affected by the uncertainties involved with resumption of petroleum operations and the planned exploratory well.

Results of Operations

Based on the factors discussed below the net loss attributable to common shareholders for the three months ended December 31, 2015 decreased $1.8 million, or 50% to a net loss of $1.9 million, or $0.09 per share, from a net loss of $3.7 million, or $0.18 per share for the three months ended December 31, 2014. Net loss attributable to common shareholders for the six months ended December 31, 2015 decreased $4.0 million, or 51% to a net loss of $3.8 million, or $0.18 per share, from a net loss of $7.7 million, or $0.37 per share for the six months ended December 31, 2014.

Reportable segments

We have one reportable segment: our international operations in Guinea conducted through our subsidiary SCS. SCS is engaged in oil and gas exploration activities pertaining to offshore Guinea.

Three months ended December 31, 2015 Compared to Three Months Ended December 31, 2014

Revenues.  There were no revenues for the three months ended December 31, 2015 and 2014.

Depreciation.   Depreciation on property and equipment decreased 60% or $41 thousand from the fiscal 2015 period to the fiscal 2016 period. Depreciation expense was $28 thousand and $69 thousand in the three months ended December 31, 2015 and 2014, respectively. The decrease is primarily attributed to no asset additions in the current year and a portion of assets used in the prior year being fully depreciated in the current year.

General, Administrative and Other Operating Expenses. Our general, administrative and other operating expenses were $1.8 million and $3.6 million for the three months ended December 31, 2015 and 2014, respectively. This represents a decrease of 50% or $1.8 million from the fiscal 2015 period to the fiscal 2016 period. The decrease in expense was attributable to decreases in personnel related costs of approximately $0.6 million and legal fees of $1.2 million, which can primarily be attributed to legal and other professional fees related to the FCPA investigations.

Loss from Operations. As a result of the factors discussed above, our loss from operations decreased by $1.8 million from $3.7 million in the three months ended December 31, 2014 to $1.9 million for the three months ended December 31, 2015.

Six months ended December 31, 2015 Compared to Six Months Ended December 31, 2014

Revenues.  There were no revenues for the six months ended December 31, 2015 and 2014.

Depreciation.  Depreciation on property and equipment decreased 64% or $99 thousand from the fiscal 2015 period to the fiscal 2016 period. Depreciation expense was $56 thousand and $155 thousand in the six months ended December 31, 2015 and 2014, respectively. The decrease is primarily attributed to no asset additions in the current year and a portion of assets used in the prior year being fully depreciated in the current year.

General, Administrative and Other Operating Expenses. Our general, administrative and other operating expenses were $3.7 million and $7.6 million for the six months ended December 31, 2015 and 2014, respectively. This represents a decrease of 51% or $3.9 million from the fiscal 2015 period to the fiscal 2016 period. The decrease in expense was attributable to decreases in personnel related costs of approximately $1 million and legal fees of $2.7 million, which can primarily be attributed to legal and other professional fees related to the FCPA investigations.

Loss from Operations. As a result of the factors discussed above, our loss from operations decreased by $4.0 million from $7.7 million in the six months ended December 31, 2014 to $3.8 million for the six months ended December 31, 2015.

Liquidity and Capital Resources

General

	Six Months Ended December 31,
	2015	2014
Net cash used in operating activities	$(3,987)	$(10,204)
Net cash used in investing activities	(20)	(47)
Net cash provided by financing activities	—	—
DECREASE IN CASH AND CASH EQUIVALENTS	(4,007)	(10,251)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	18,374	35,270
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$14,367	$25,019

Operating Activities

Net cash used in operating activities for the six months ended December 31, 2015 was $4.0million compared to $10.2 million for the six months ended December 31, 2014. The decrease in cash used in operating activities is primarily attributable to the $4.0 million decrease in net loss and by changes in working capital during the periods, primarily a $1 million decrease of accounts payable in the current period compared to a $3.4 million decrease in accounts payable in the prior period. The decrease in accounts payable in the current period can be attributed primarily to the decrease in legal and other professional fees and the payment of our D&O Insurance premium.

Investing Activities

Net cash used in investing activities for the six months ended December 31, 2015 was $20 thousand compared to $47 thousand net cash used in the six months ended December 31, 2014.

Financing Activities

There were no cash provided by financing activities during the six months ended December 31, 2015 and 2014.

Liquidity

On December 31, 2015, we had $14.4 million in cash and $0.7 million in liabilities, all of which are current. We plan to use our existing cash to fund our general corporate needs and our expenditures associated with the Concession, including our share of future capital expenditures that are not paid by Tullow on our behalf. We have no other material commitments.

While the DOJ and SEC investigations are resolved, the investigations were costly and adversely affected our liquidity. We incurred approximately $7.5 million in legal and professional fees related to these investigations in the year ended June 30, 2014, approximately $5.2 million in the year ended June 30, 2015, and approximately $0.1 million in the six months ended December 31, 2015 for a total of $12.8 million. The legal and professional fees related to legal actions taken against Tullow and Dana, as described in Note 6, could materially affect our liquidity should these actions not result in the resumption of petroleum operations in the near future.

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

The second and final exploration period may be extended with two months’ notice prior to September 2016 to the Minister of Mines and Geology of Guinea for up to one additional year beyond September 2016 to allow the completion of a well in progress and for up to two additional years to allow the completion of the appraisal of any discovery made. Additionally, to satisfy the September 2013-2016 work requirement, one exploration well is required to be drilled, which is to be commenced by the end of September 2016, to a minimum depth of 2,500 meters below seabed.

Failure to comply with the drilling and other obligations of the PSC could subject us to risk of loss of the Concession. Continued delays could affect adversely the ability to explore the Concession and could diminish the attractiveness of the Concession to prospective industry participants and financing sources.

Our costs related to the items referred to above and any additional expenses, or any negative outcomes, could adversely affect our liquidity and financial condition and results of operations. We also will be responsible for our participating interest share of costs in excess of $100 million gross costs associated with joint operations expenditures, including operator overhead and the ultra-deepwater exploration well when drilled beginning on September 21, 2013 and such excess expenditures could exacerbate our liquidity concerns. Absent cash inflows, we could exhaust our current available liquidity within the next twelve months.  The timing and amount of our cash outflows are dependent on a number of factors including: a negative outcome related to any of our legal proceedings, inability to resume petroleum operations or drilling delays, joint operations expenditures and well costs exceeding our carry, or if we have unfavorable well results. As a result, absent cash inflows, there is substantial doubt as to whether we will have adequate capital resources to meet our current obligations as they become due and therefore be able to continue as a going concern. Our ability to meet our current obligations as they become due over the next twelve months, and to be able to continue exploration, will depend on obtaining additional resources through sales of additional interests in the Concession, equity or debt financings, or through other means, and the resumption of petroleum operations although no assurance can be given that any of these actions can be completed.

Capital Expenditures

During the first six months of fiscal 2016, we incurred an additional $20 thousand on unproved oil and gas properties.  This compares to the first six months of fiscal 2015, where we expended $44 thousand on unproved oil and gas properties and $3 thousand for property, plant and equipment.

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

Item 4. Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.  Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of December 31, 2015, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Our management, including the CEO and CFO, identified no change in our internal control over financial reporting that occurred during our fiscal quarter ended December 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II Other Information

Item 1. Legal Proceedings

From time to time, we and our subsidiaries are involved in business disputes. We are unable to predict the outcome of such matters when they arise. Currently pending proceedings, in our opinion, will not have a material adverse effect upon our consolidated financial statements. The following are the only legal proceedings with material developments during the three month period ended December 31, 2015.

Tullow and Dana Legal Actions

On January 11, 2016, we filed legal actions against our partners under the Joint Operating Agreement governing the oil and gas exploration rights offshore Guinea (“JOA”) in the United States District Court for the Southern District of Texas and before the AAA against Tullow, a wholly owned subsidiary of Tullow Oil, PLC and Dana, a wholly owned subsidiary of the Korean National Oil Company, for their failure to meet their obligations under the JOAC. On January 28, 2016, the action in the Federal District Court was voluntarily dismissed by us and refiled in District Court in Harris County, Texas. On February 8, 2016 Tullow and Dana removed the case to Federal District Court.

The two legal actions seek (1) a determination that Tullow and Dana are in breach of their contractual obligations and (2) orders requiring Tullow and Dana to move forward with well drilling activities offshore Guinea. In addition, the arbitration action seeks the damages caused by the repeatedly delays in well drilling caused by the activities of Tullow and Dana. We determined to bring the legal actions only after it became apparent that Tullow and Dana would not move forward, despite many opportunities to do so, with petroleum operations.

Shareholder Lawsuits

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

In addition, we have received demands from shareholders to inspect our books and records On April 28, 2015, one of those purported shareholders filed a derivative complaint against all of our current directors, our current chief financial officer, and our past chief executive officer, and past vice president of African affairs in the Delaware Court of Chancery. The complaint alleges breaches of their fiduciary duties of loyalty and good faith in connection with potential violations by us of the FCPA. On November 2, 2015, the Court entered an order granting plaintiff’s voluntary dismissal of the action and dismissed the case without prejudice.

Item 1A. Risk Factors

The following risk factors are provided to reflect material developments and to modify the risk factors previously disclosed under Item 1A. of our Annual Report on Form 10-K for the fiscal year ended June 30, 2015.

The Operator in our Consortium has suspended plans for drilling an exploratory well. If petroleum operations are not restarted soon, our ability to obtain additional financing and our financial condition will be adversely affected.

On March 11, 2014 Tullow, the Operator in our Consortium, unilaterally asserted its claim that the existence of the DOJ and SEC investigations created a Force Majeure event under the PSC and suspended plans to drill an exploratory well offshore Guinea. Effective May 3, 2014, Tullow provided notice to the Government of Guinea and the other members of the Consortium that it unilaterally lifted its declaration of Force Majeure under the PSC and the JOA, but did not resume petroleum operations. Continued efforts to force Tullow to resume petroleum operations have proven unsuccessful and led us to file a claim with the AAA under the

JOA as well as in Texas State Court requesting emergency relief to drill the exploratory well.  Our ability to secure any of the relief sought is uncertain and even if relief is secured, it may be awarded too late to allow us to commence drilling operations in the time remaining before the Concession ends.

If petroleum operations resume and Dana refuses to pay its share of the well costs, they would be in default of the JOA and we would be responsible for our proportionate share of their interest. We are unable to predict whether we would be able to secure the necessary financing to cover any such additional proportionate share of Dana’s interest.

Continued delays to resume petroleum operations will have a material adverse effect on our Concession. The Concession offshore Guinea is our principal asset, and our ability to obtain additional financing is likely dependent upon the valuation of this asset and prospects for exploration in the Concession area. If petroleum operations are not commenced soon, our ability to obtain additional financing and our financial condition will be adversely affected, which will likely impact our ability to conduct exploration. An inability to conduct exploration could result in an impairment of our unproved properties. Unproved properties as of December 31, 2015 were $14.3 million.

Item 6. Exhibits and Reports on Form 8-K

(A)

Exhibit Number	Description

3.1.1	Certificate of Incorporation (1)

3.1.2	Certificate of Amendment of Certificate of Incorporation, dated January 21, 1997 (1)

3.1.3	Certificate of Amendment of Certificate of Incorporation, dated September 20, 1999 (1)

3.1.4	Certificate of Amendment of Certificate of Incorporation, dated December 22, 2003 (1)

3.1.5	Certificate of Amendment of Certificate of Incorporation, dated March 11, 2011 (2)

3.1.6	Certificate of Amendment of Certificate of Incorporation, dated June 28, 2013 (17)

3.1.7	Series B Certificate of Designation (4)

3.2	Amended and Restated By-laws (14)

4.1	Form of Common Stock Certificate (3)

4.2	Form of Common Stock Purchase Warrant issued to investors on February 1, 2012 (16)

10.1	Hydrocarbon Production Sharing Contract (PSA) between SCS Corporation and the Republic of Guinea, dated September 22, 2006 (5)

10.2	Amendment No. 1 to the Hydrocarbons Production Sharing Contract between SCS Corporation and the Republic of Guinea, dated March 25, 2010 (8)

10.3*	Amended and Restated Employment Agreement between Hyperdynamics and Ray Leonard, effective as of July 23, 2012 (6)

10.4	Sale and Purchase Agreement between Hyperdynamics Corporation and Dana Petroleum (E&P) Limited, effective as of December 4, 2009 (9)

10.5	Operating Agreement between SCS Corporation and Dana Petroleum (E&P) Limited, dated January 28, 2010 (12)

10.6* **	2010 Equity Incentive Plan as amended

10.7*	Form of Incentive Stock Option Agreement (7)

10.8*	Form of Non-Qualified Stock Option Agreement (7)

10.9*	Form of Restricted Stock Agreement (7)

10.10	Contract Number: AGR/C105/10 between SCS Corporation and AGR Peak Well Management Limited for Provision of Well Construction Management Services, including LOGIC General Conditions as Appendix I (10)

10.11	Agreement for the Supply of Marine Seismic Data Application and Processing Services, dated September 20, 2011 between SCS Corporation and CGG Veritas Services SA (15)

10.12	Form of Securities Purchase Agreement, dated January 30, 2012, between Hyperdynamics Corporation and investors in the offering (16)

10.13	Placement Agency Agreement, dated January 30, 2012, by and between Hyperdynamics Corporation and Rodman & Renshaw, LLC (16)

10.14	Purchase and Sale Agreement between SCS Corporation Ltd. and Tullow Guinea Ltd., dated November 20, 2012 (11)

10.15

Joint Operating Agreement Novation and Amendment Agreement relating to the Operating Agreement for the Hydrocarbon Production Sharing Contract, offshore Guinea, between SCS Corporation Ltd., Dana Petroleum E&P Limited, and Tullow Guinea Ltd. dated December 31, 2012. (13)

10.16	Parent Company Guarantee between Tullow Oil plc and SCS Corporation Ltd., dated December 31, 2012 (13)

10.17	Settlement Deed between Hyperdynamics Corporation, SCS Corporation Ltd., AGR Well Management Ltd, and Jasper Drilling Private Ltd dated May 16, 2014 (18)

10.19*	Employment Agreement, effective October 1, 2015, between Hyperdynamics Corporation and Paolo Amoruso (20)

10.20*	Employment Agreement, effective October 1, 2015, between Hyperdynamics Corporation and David Wesson (20)

14.1	Code of Ethics (1)

21.1	Subsidiaries of the Registrant (19)

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

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contracts or compensatory plans or arrangements.
**	Filed herewith.
(1)	Incorporated by reference to Form 10-K filed September 11, 2013.
(2)	Incorporated by reference to Schedule 14A filed January 11, 2011.
(3)	Incorporated by reference to Form S-1 filed January 12, 2006, as amended.
(4)	Incorporated by reference to Form 8-K filed June 15, 2001.
(5)	Incorporated by reference to Form 8-K filed September 28, 2006.
(6)	Incorporated by reference to Form 10-K filed on September 13, 2012.
(7)	Incorporated by reference to Form S-8 filed June 14, 2010.
(8)	Incorporated by reference to Form 8-K, dated March 31, 2010.
(9)	Incorporated by reference to Form 8-K, filed December 7, 2009.
(10)	Incorporated by reference to Form 8-K filed December 6, 2010.
(11)	Incorporated by reference to Form 8-K filed November 21, 2012.
(12)	Incorporated by reference to Form 8-K, dated January 29, 2010.
(13)	Incorporated by reference to Form 8-K, dated January 7, 2013.
(14)	Incorporated by reference to Form 8-K filed December 28, 2011.

(15)	Incorporated by reference to Form 8-K filed on September 23, 2011.
(16)	Incorporated by reference to Form 8-K filed on February 1, 2012.
(17)	Incorporated by reference to Form 8-K filed on June 28, 2013.
(18)	Incorporated by reference to Form 10-K filed on September 12, 2014.
(19)	Incorporated by reference to Form 10-K filed on September 16, 2015.
(20)	Incorporated by reference to Form 8-K, dated October 7, 2015.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Hyperdynamics Corporation
(Registrant)

By:	/S/ Ray Leonard
Ray Leonard
Chief Executive Officer

Dated: February 11, 2016

By:	/S/ David Wesson
David Wesson
Vice President and Chief Financial and Accounting Officer

Dated: February 11, 2016

Exhibit Index

Exhibit Number	Description

3.1.1	Certificate of Incorporation (1)

3.1.2	Certificate of Amendment of Certificate of Incorporation, dated January 21, 1997 (1)

3.1.3	Certificate of Amendment of Certificate of Incorporation, dated September 20, 1999 (1)

3.1.4	Certificate of Amendment of Certificate of Incorporation, dated December 22, 2003 (1)

3.1.5	Certificate of Amendment of Certificate of Incorporation, dated March 11, 2011 (2)

3.1.6	Certificate of Amendment of Certificate of Incorporation, dated June 28, 2013 (17)

3.1.7	Series B Certificate of Designation (4)

3.2	Amended and Restated By-laws (14)

4.1	Form of Common Stock Certificate (3)

4.2	Form of Common Stock Purchase Warrant issued to investors on February 1, 2012 (16)

10.1	Hydrocarbon Production Sharing Contract (PSA) between SCS Corporation and the Republic of Guinea, dated September 22, 2006 (5)

10.2	Amendment No. 1 to the Hydrocarbons Production Sharing Contract between SCS Corporation and the Republic of Guinea, dated March 25, 2010 (8)

10.3*	Amended and Restated Employment Agreement between Hyperdynamics and Ray Leonard, effective as of July 23, 2012 (6)

10.4	Sale and Purchase Agreement between Hyperdynamics Corporation and Dana Petroleum (E&P) Limited, effective as of December 4, 2009 (9)

10.5	Operating Agreement between SCS Corporation and Dana Petroleum (E&P) Limited, dated January 28, 2010 (12)

10.6* **	2010 Equity Incentive Plan as amended

10.7*	Form of Incentive Stock Option Agreement (7)

10.8*	Form of Non-Qualified Stock Option Agreement (7)

10.9*	Form of Restricted Stock Agreement (7)

10.10	Contract Number: AGR/C105/10 between SCS Corporation and AGR Peak Well Management Limited for Provision of Well Construction Management Services, including LOGIC General Conditions as Appendix I (10)

10.11	Agreement for the Supply of Marine Seismic Data Application and Processing Services, dated September 20, 2011 between SCS Corporation and CGG Veritas Services SA (15)

10.12	Form of Securities Purchase Agreement, dated January 30, 2012, between Hyperdynamics Corporation and investors in the offering (16)

10.13	Placement Agency Agreement, dated January 30, 2012, by and between Hyperdynamics Corporation and Rodman & Renshaw, LLC (16)

10.14	Purchase and Sale Agreement between SCS Corporation Ltd. and Tullow Guinea Ltd., dated November 20, 2012 (11)

10.15

Joint Operating Agreement Novation and Amendment Agreement relating to the Operating Agreement for the Hydrocarbon Production Sharing Contract, offshore Guinea, between SCS Corporation Ltd., Dana Petroleum E&P Limited, and Tullow Guinea Ltd. dated December 31, 2012. (13)

10.16	Parent Company Guarantee between Tullow Oil plc and SCS Corporation Ltd., dated December 31, 2012 (13)

10.17	Settlement Deed between Hyperdynamics Corporation, SCS Corporation Ltd., AGR Well Management Ltd, and Jasper Drilling Private Ltd dated May 16, 2014 (20)

10.19*	Employment Agreement, effective October 1, 2015, between Hyperdynamics Corporation and Paolo Amoruso (20)

10.20*	Employment Agreement, effective October 1, 2015, between Hyperdynamics Corporation and David Wesson (20)

14.1	Code of Ethics (1)

21.1	Subsidiaries of the Registrant (19)

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

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contracts or compensatory plans or arrangements.
**	Filed herewith.
(1)	Incorporated by reference to Form 10-K filed September 11, 2013.
(2)	Incorporated by reference to Schedule 14A filed January 11, 2011.
(3)	Incorporated by reference to Form S-1 filed January 12, 2006, as amended.
(4)	Incorporated by reference to Form 8-K filed June 15, 2001.
(5)	Incorporated by reference to Form 8-K filed September 28, 2006.
(6)	Incorporated by reference to Form 10-K filed on September 13, 2012.
(7)	Incorporated by reference to Form S-8 filed June 14, 2010.
(8)	Incorporated by reference to Form 8-K, dated March 31, 2010.
(9)	Incorporated by reference to Form 8-K, filed December 7, 2009.
(10)	Incorporated by reference to Form 8-K filed December 6, 2010.
(11)	Incorporated by reference to Form 8-K filed November 21, 2012.
(12)	Incorporated by reference to Form 8-K, dated January 29, 2010.
(13)	Incorporated by reference to Form 8-K, dated January 7, 2013.
(14)	Incorporated by reference to Form 8-K filed December 28, 2011.

(15)	Incorporated by reference to Form 8-K filed on September 23, 2011.
(16)	Incorporated by reference to Form 8-K filed on February 1, 2012.
(17)	Incorporated by reference to Form 8-K filed on June 28, 2013.
(18)	Incorporated by reference to Form 10-K filed on September 12, 2014.
(19)	Incorporated by reference to Form 10-K filed on September 16, 2015.
(20)	Incorporated by reference to Form 8-K, dated October 7, 2015.