Form 10-Q
period 2016-03-31
HYPERDYNAMICS CORP
filed 2016-05-12
CIK 937136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934: For the quarterly period ended March 31, 2016

or

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

As of May 09, 2016, 21,046,591 shares of common stock, $0.001 par value, were outstanding.

HYPERDYNAMICS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Number of Shares)

(Unaudited)

	March 31, 2016	June 30, 2015
ASSETS
Current assets:
Cash and cash equivalents	$12,956	$18,374
Accounts receivable — joint interest	101	73
Prepaid expenses	284	1,170
Other current assets	6	8
Total current assets	13,347	19,625

Property and equipment, net of accumulated depreciation of $2,048 and $1,983	78	160
Unproved oil and gas properties excluded from amortization (Full-Cost Method)	—	14,311
	78	14,471

Total assets	$13,425	$34,096

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities - Accounts payable and accrued expenses	$2,103	$1,668

Commitments and contingencies (Note 6)	—	—

Shareholders’ equity:
Preferred stock, $0.001 par value; 20,000,000 authorized, 0 shares issued and outstanding	—	—
Common stock, $0.001 par value, 43,750,000 shares authorized; 21,046,591 shares issued and outstanding	169	169
Additional paid-in capital	317,684	317,404
Accumulated deficit	(306,531)	(285,145)
Total shareholders’ equity	11,322	32,428
Total liabilities and shareholders’ equity	$13,425	$34,096

The accompanying notes are an integral part of these condensed consolidated financial statements.

HYPERDYNAMICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Number of Shares and Per Share Amounts)

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
Costs and expenses:
Depreciation	$27	$49	$83	$204
General, administrative and other operating	3,266	2,721	6,972	10,316
Full impairment of unproved oil and gas properties	14,331	—	14,331	—
Loss from operations	(17,624)	(2,770)	(21,386)	(10,520)
Interest income	—	—	—	2
Loss before income tax	(17,624)	(2,770)	(21,386)	(10,518)
Income tax	—	—	—	—
Net loss	$(17,624)	$(2,770)	$(21,386)	$(10,518)

Basic and diluted loss per share	$(0.84)	$(0.13)	$(1.02)	$(0.50)

Weighted average shares outstanding — basic and diluted	21,046,591	21,046,591	21,046,591	21,046,591

The accompanying notes are an integral part of these condensed consolidated financial statements.

HYPERDYNAMICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In Thousands, Except Number of Shares)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, July 1, 2014	21,046,591	$169	$316,760	$(271,753)	$45,176
Net loss	—	—	—	(13,392)	(13,392)
Amortization of fair value of stock options	—	—	644	—	644
Balance, June 30, 2015	21,046,591	$169	$317,404	$(285,145)	$32,428
Net loss	—	—	—	(21,386)	(21,386)
Amortization of fair value of stock options	—	—	280	—	280

Balance, March 31, 2016	21,046,591	$169	$317,684	$(306,531)	$11,322

The accompanying notes are an integral part of these condensed consolidated financial statements.

HYPERDYNAMICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Nine Months Ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(21,386)	$(10,518)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	83	204
Full impairment of unproved oil and gas properties	14,331	—
Stock based compensation	280	483
Changes in operating assets and liabilities:
(Increase) decrease in Accounts receivable — joint interest	(28)	36
Decrease in Prepaid expenses	886	599
Decrease in Other current assets	2	6
Increase (decrease) in Accounts payable and accrued expenses	435	(3,614)
Net cash used in operating activities	(5,397)	(12,804)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1)	(3)
Investment in unproved oil and gas properties	(20)	(64)
Net cash used in investing activities	(21)	(67)

DECREASE IN CASH AND CASH EQUIVALENTS	(5,418)	(12,871)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	18,374	35,270
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$12,956	$22,399

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Decrease in Accounts payable for oil and gas properties	$—	$(12)

The accompanying notes are an integral part of these condensed consolidated financial statements.

HYPERDYNAMICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

General Overview

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

Status of our Business

We have no source of operating revenue and there is no assurance when we will, if ever. On March 31, 2016, we had $13.0 million in cash, and $2.1 million in liabilities, all of which are current liabilities. We plan to use our existing cash to fund our general corporate needs and our expenditures associated with the Concession, including our share of future capital expenditures that are not paid by Tullow Guinea Ltd (“Tullow”) on our behalf. We have no other material commitments.

On December 31, 2012, we closed a sale to Tullow, a subsidiary of Tullow Oil plc, of a 40% gross interest in the Concession. We now hold a 37% participating interest. Dana Petroleum, PLC (“Dana”), a subsidiary of the Korean National Oil Corporation, holds the remaining 23% interest in the Concession. We refer to Tullow, Dana and us in the Concession as the “Consortium”.

Pursuant to the Share Purchase Agreement (“Tullow SPA”) between Tullow and us, Tullow agreed to pay our entire participating interest share of expenditures associated with joint operations in the Concession up to a gross expenditure cap of $100 million incurred during the carry period that began on September 21, 2013. We will be responsible for our 37% interest share of the cost in excess of the remaining gross carry amount. Additionally, Tullow agreed to pay our participating interest share of future costs for the drilling of an appraisal of the initial exploration well, if drilled, up to a gross expenditure cap of $100 million.

An exploration well with a minimum depth of 2,500 meters below seabed and a minimum cost of $15,000,000 is required to be commenced by the end of September 2016 to satisfy the September 2013-2016 work requirement in the PSC. Failure to comply with the drilling and other obligations of the PSC subject us to risk of loss of the Concession, and continued delays have adversely affected the ability to explore the Concession and reduces the attractiveness of the Concession to prospective industry participants and financing sources.

The continued absence of petroleum operations affects the value of the Concession as the second exploration period of the Concession ends in September 2016. The second and final exploration period may be extended with two months’ notice prior to September 2016 to the Minister of Mines and Geology of Guinea for a maximum period of up to one year beyond September 2016 to allow the completion of a well in process and for up to two additional years to allow the completion of the appraisal of any discovery made.

As described in Note 6, SCS filed parallel actions on January 11, 2016, in the United States District Court for the Southern District of Texas and before the American Arbitration Association (“AAA”) against Tullow and Dana. The legal actions sought (1) a determination that Tullow and Dana are in breach of their contractual obligations and (2) orders requiring Tullow and Dana to move forward with well drilling activities offshore Guinea. In addition, the arbitration action seeks the damages caused by the repeated delays in well drilling resulting from the activities of Tullow and Dana. On January 28, 2016, the action in the Federal District Court was voluntarily dismissed by us and refiled in District Court in Harris County, Texas (the “Texas District Court”). On February 8, 2016 Tullow and Dana removed the case to Federal District Court. On February 2, 2016, SCS filed an Application for Emergency Arbitrator and Interim Measures of Protection and requested the following relief: (a) expedite discovery prior to the constitution of the arbitral tribunal; (b) provide that the time period permitted by the parties’ arbitration agreement for the selection of the arbitrators and the filing of any responsive pleadings or counterclaims be accelerated; (c) require Tullow, as the designated operator under the JOA, to maintain existing “well-planning activities”; (d) require Tullow to undertake and complete certain planning activities; and (e) require Tullow and Dana to join with SCS in completing the negotiation of an acceptable amendment to the PSC and to agree to a process that will result in the execution of the amendment. With the exception of limited relief regarding discovery and agreement by Tullow to maintain certain well plan readiness, the Emergency Arbitrator ruled on February 17, 2016 that SCS is not entitled to the emergency injunctive relief it requested. Further, the Emergency Arbitrator enjoined all parties to the dispute from pursuing parallel Federal District Court proceeding. The Federal District Court action was voluntarily stayed by us on February 12, 2016. SCS believes that it has exhausted all of its options for the pursuit of legal measures to require Tullow and Dana to drill the planned exploration well. The action before the American Arbitration Association is ongoing, but neither the timing nor the outcome is known at this time. SCS expects that action will not conclude before 2017 at the earliest.

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

All potential dilutive securities, including potentially dilutive options, warrants and convertible securities, if any, were excluded from the computation of dilutive net loss per common share for the nine month periods ended March 31, 2016 and 2015, respectively, as their effects are antidilutive due to our net loss for those periods.

Stock options to purchase approximately 1.0 million common shares at an average exercise price of $5.67 were outstanding at March 31, 2016. Using the treasury stock method, had we had net income, no common shares attributable to our outstanding stock options would have been included in the fully diluted earnings per share for the three month period ended March 31, 2016 while approximately 33,900 common shares attributable to our outstanding stock options would have been included in the fully diluted earnings per share for the nine month period ended March 31, 2016.

Stock options to purchase approximately 0.9 million common shares at an average exercise price of $10.34 and warrants to purchase approximately 0.03 million shares of common stock at an average exercise price of $12.64 were outstanding at March 31, 2015. Using the treasury stock method, had we had net income, no common shares attributable to our outstanding stock options would have been included in the fully diluted earnings per share for the three month period ended March 31, 2015 while approximately 500 common shares attributable to our outstanding stock options would have been included in the fully diluted earnings per share for the nine month period ended March 31, 2015.  There would have been no dilution attributable to our outstanding warrants to purchase common shares. Had we had net income, no common shares attributable to restricted stock awards would have been included in the fully diluted earnings per share for the three month period ended March 31, 2015 while approximately 6,000 common shares attributable to our restricted stock awards would have been included in the fully diluted earnings per share for the nine month period ended March 31, 2015.

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

We follow the “Full-Cost” method of accounting for oil and natural gas property and equipment costs. Under this method, internal costs incurred that were directly identified with exploration, development, and acquisition activities undertaken by us for our own account, and which were not related to production, general corporate overhead, or similar activities, are capitalized. Capitalization of internal costs was discontinued April 1, 2013 when Tullow became the operator. Geological and geophysical costs incurred that are directly associated with specific unproved properties are capitalized in “Unproved properties excluded from amortization” and evaluated as part of the total capitalized costs associated with a prospect. The cost of unproved properties not being amortized is assessed to determine whether such properties have been impaired. In determining whether such costs should be impaired, we evaluate current drilling plans and drilling results and available geological and geophysical information. If petroleum operations are not commenced soon, our ability to obtain additional financing and our financial condition will be adversely affected, which will likely impact our ability to conduct exploration. No reserves have been attributed to the concession.

The following table provides detail of total capitalized costs for the Concession which remain unproved and unevaluated and are excluded from amortization as of March 31, 2016 and June 30, 2015 (in thousands):

	March 31, 2016	June 30, 2015
Oil and Gas Properties:
Unproved properties not subject to amortization	$—	$14,311

During the nine month period ended March 31, 2016, our oil and gas property balance increased by $20 thousand to $14,331,000 as a result of additional geological and geophysical costs incurred. As of March 31, 2016, based on our impairment assessment, we fully impaired the $14,331,000 of unproved oil and gas properties. This impairment assessment was based on the continued impasse by our members of the Consortium to resume petroleum operations and drill the next exploration obligation well, which needs to be commenced by the end of September 2016, and our inability to get interim injunctive relief from the American Arbitration Association requiring Tullow and Dana to join with SCS in the negotiation of an acceptable amendment to the PSC and to agree to a process that would result in the execution of the amendment which we hoped would have led to the resumption of petroleum operations. Thus, we believe all legal measures to require Tullow and Dana to drill the planned exploration well have been exhausted. Despite this impairment, we continue to pursue any avenues with the members of the Consortium and the Government of Guinea in order to begin drilling activities in our Concession prior to the end of the Concession in September 2016.

Sale of Interest to Tullow

On December 31, 2012, we closed a sale to Tullow of a 40% gross interest in the Concession. As consideration, we received $27 million from Tullow as reimbursement of our past costs in the Concession and, as additional consideration, Tullow agreed to:  (i) pay our entire participating interest share of future costs associated with joint operations in the Concession, up to a gross expenditure cap of $100 million incurred during the carry period that began on September 21, 2013; and (ii) pay our participating interest share of costs associated with an appraisal well of the initial exploration well, if drilled, subject to a gross expenditure cap on the appraisal well of $100 million. Tullow will continue to pay our costs, subject to the gross expenditure cap of $100 million, until 90 days following the date on which the rig contracted to drill the exploration well moves off the well location. We are responsible for our share of any costs exceeding the gross expenditure cap of $100 million per well. The $27 million payment was received by us on December 31, 2012 and was recorded as a reduction in unproved oil and gas properties, net of transaction costs of approximately $3.3 million.

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

3. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of March 31, 2016 and June 30, 2015 include the following (in thousands):

	March 31, 2016	June 30, 2015
Accounts payable — trade and oil and gas exploration activities	$117	$1,157
Accounts payable — legal costs	1,231	342
Accrued payroll	755	169
	$2,103	$1,668

4. SHARE-BASED COMPENSATION

On February 18, 2010, at our annual meeting of stockholders, the board of directors and stockholders approved the 2010 Equity Incentive Plan (the “2010 Plan”). Prior to the 2010 stockholder meeting, we had two stock award plans: the Stock and Stock Option Plan, which was adopted in 1997 (“1997 Plan”) and the 2008 Restricted Stock Award Plan (“2008 Plan”). In conjunction with the approval of the 2010 Plan at the annual meeting, the 1997 Plan and the 2008 Plan were terminated as of February 18, 2010. Subsequently, on February 17, 2012, the 2010 Plan was amended to increase the maximum shares issuable under the 2010 Plan and again on January 27, 2016, at our annual meeting of stockholders, the stockholders approved amending the 2010 Plan to increase the number of shares available for issuance by 750,000 shares.

The 2010 Plan provides for the grants of shares of common stock, restricted stock units or incentive stock options and/or nonqualified stock options to purchase our common stock to selected employees, directors, officers, agents, consultants, attorneys, vendors and advisors of ours’ or of any parent or subsidiary thereof. Shares of common stock, options, or restricted stock can only be granted under the 2010 Plan within 10 years from the effective date of February 18, 2010. A maximum of 2,000,000 shares are issuable under the 2010 Plan and at March 31, 2016, 1,010,820 shares remained available for issuance.

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

The following table provides information about options during the nine months ended March 31, 2016 and 2015:

	2016	2015
Number of options granted	30,000	101,106
Compensation expense recognized	$280,000	$526,000
Weighted average grant-date fair value of options outstanding	$5.67	$7.13

The following table details the significant assumptions used to compute the fair values of employee and director stock options granted during the nine month periods ended March 31, 2016 and 2015:

	2016	2015
Risk-free interest rate	1.23%	0.05-0.12%
Dividend yield	0%	0%
Volatility factor	109%	65-216%
Expected life (years)	2.88	0.5

Summary information regarding employee and director stock options issued and outstanding under all plans as of March 31, 2016 is as follows:

	Options	Weighted Average Exercise Price	Aggregate intrinsic value	Weighted average remaining contractual term (years)
Options outstanding at July 1, 2015	1,181,954	$7.43	$—	3.39
Granted	30,000	1.18
Exercised	—	—
Forfeited	(6,675)	1.16
Expired	(247,142)	13.68
Options outstanding at March 31, 2016	958,137	$5.67	$—	3.42
Options exercisable at March 31, 2016	694,879	$7.29	$—	3.19

Options outstanding and exercisable as of March 31, 2016
Exercise Price	Outstanding Number of Shares	Remaining Life	Exercisable Number of Shares
$0.90-4.00	6,250	Less than1 year	6,250
$0.90-4.00	86,355	2 years	67,570
$0.90-4.00	212,390	3 years	182,390
$0.90-4.00	398,954	4 years	184,481
$4.01-10.00	112,938	1 year	112,938
$4.01-10.00	5,562	2 years	5,562
$4.01-10.00	22,000	4 years	22,000
$10.01-20.00	1,875	1 year	1,875
$10.01-20.00	28,750	4 years	28,750
$20.01-30.00	1,250	1 year	1,250
$20.01-30.00	31,000	5 years	31,000
$30.01-40.00	21,250	Less than 1 year	21,250
$30.01-40.00	25,813	5 years	25,813
$40.01-48.72	3,750	5 years	3,750
	958,137		694,879

At March 31, 2016, there was $0.1 million of unrecognized compensation costs related to non-vested share based compensation arrangements granted to employees and directors under the plans. During the nine months of our fiscal 2016, a total of 187,887 options, with a weighted average grant date fair value of $0.99 per share, vested in accordance with the underlying agreements. Unvested options at March 31, 2016 totaled 263,266 with a weighted average grant date fair value of $7.29, an amortization period of one to two years and a weighted average remaining life of 3.51 years.

Restricted Stock

The fair value of restricted stock awards classified as equity awards is based on the Company’s stock price as of the date of grant. During the year ended June 30, 2014, we granted 21,030 shares of restricted stock awards with a fair value of $0.1 million. These awards did not grant any rights as a shareholder of the company until a certificate for the vested shares of common stock had been issued. During the year ended June 30, 2015, all such awards were forfeited with compensation expense forfeiture credits of approximately $46 thousand recorded. No new grants have been issued, and none are outstanding at March 31, 2016.

5. INCOME TAXES

Federal income taxes are not due as we have had losses since inception. Our effective tax rate for the nine month periods ended March 31, 2016 and 2015 is zero percent. This rate is lower than the U.S. statutory rate of 35 percent primarily due to the valuation allowance applied against our net deferred tax assets.

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

Tullow and Dana Legal Actions

On January 11, 2016, we filed legal actions against members of the Consortium under the Joint Operating Agreement governing the oil and gas exploration rights offshore Guinea (“JOA”) in the United States District Court for the Southern District of Texas and before the AAA for their failure to meet their obligations under the JOA and the PSC. On January 28, 2016, the action in the Federal

District Court was voluntarily dismissed by us and refiled in District Court in Harris County, Texas. On February 8, 2016 Tullow and Dana removed the case to Federal District Court.

On February 2, 2016, SCS filed an Application for Emergency Arbitrator and Interim Measures of Protection and requested the following relief: (a) expedite discovery prior to the constitution of the arbitral tribunal; (b) provide that the time period permitted by the parties’ arbitration agreement for the selection of the arbitrators and the filing of any responsive pleadings or counterclaims be accelerated; (c) require Tullow, as the designated operator under the JOA, to maintain existing “well-planning activities”; (d) require Tullow to undertake and complete certain planning activities; and (e) require Tullow and Dana to join with SCS in completing the negotiation of an acceptable amendment to the PSC and to agree to a process that will result in the execution of the amendment. With the exception of limited relief regarding discovery and agreement by Tullow to maintain certain well plan readiness, the Emergency Arbitrator ruled on February 17, 2016, that SCS is not entitled to the emergency injunctive relief it requested.  Further, the Emergency Arbitrator enjoined all parties to the dispute from pursuing parallel Federal District Court proceeding. On February 12, 2016 the Federal District Court case was voluntarily stayed by us. SCS believes that it has exhausted all of its options for the pursuit of legal measures to require Tullow and Dana to drill the planned exploration well.

The AAA legal action seeks (1) a determination that Tullow and Dana are in breach of their contractual obligations and (2) the damages caused by the repeatedly delays in well drilling caused by the activities of Tullow and Dana. We determined to bring the legal actions only after it became apparent that Tullow and Dana would not move forward, despite many opportunities to do so, with petroleum operations. The action before the American Arbitration Association is ongoing, but neither the timing nor the outcome is known at this time. SCS expects that action will not conclude before 2017 at the earliest.

Shareholder Lawsuits

Beginning on March 13, 2014, two lawsuits styled as class actions were filed in the U.S. District Court for the Southern District of Texas against us and several then-current officers of the Company alleging that we made false and misleading statements that artificially inflated our stock prices.  The lawsuits allege, among other things, that we misrepresented our compliance with the Foreign Corrupt Practices Act and anti-money laundering statutes and that we lacked adequate internal controls.  The lawsuits seek damages based on Sections 10(b) and 20 of the Securities Exchange Act of 1934, although the specific amount of damages is not specified. On May 12, 2014, a shareholder filed a motion for appointment as lead plaintiff, which remains pending. One of the March 2014 lawsuits has now been dismissed voluntarily, and the parties to the remaining suit await the issuance of a scheduling order in that matter. We have assessed the status of the remaining March 2014 lawsuit and have concluded that an adverse judgment remains reasonably possible, but not probable. As a result, no provision has been made in the consolidated financial statements. We are unable to estimate a range of possible loss; however, in our opinion, the outcome of this dispute will not have a material effect on our financial condition and results of operations.

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

The following is a schedule by years of minimum future rental payments required under operating leases that have initial or remaining non-cancellable lease terms in excess of one year as of March 31, 2016 (in thousands):

Years ending June 30:
2016	$98
2017	392
2018	399
2019	406
2020 and thereafter	309
Total minimum payments required	$1,604

Rent expense included in net loss from operations for the three month periods ended March 31, 2016 and 2015 was $0.1 million and $10 thousand respectively, in each period.  Rent expense included in net loss from operations for the nine month periods ended March 31, 2016 and 2015 was $0.3 million and $0.2 million respectively, in each period.

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

Pursuant to the Share Purchase Agreement (“Tullow SPA”) between Tullow and us, Tullow agreed to pay our entire participating interest share of expenditures associated with joint operations in the Concession up to a gross expenditure cap of $100 million incurred during the carry period that began on September 21, 2013. We will be responsible for our 37% interest share of the cost in excess of the remaining gross carry amount. Additionally, Tullow agreed to pay our participating interest share of future costs for the drilling of an appraisal of the initial exploration well, if drilled, up to a gross expenditure cap of $100 million.

The Consortium planned to drill the exploration well in the ultra-deepwater section of Concession in the first half of calendar 2014 but Tullow called Force Majeure in March of 2014 based on the mere existence of the FCPA investigations of us by the DOJ and the SEC. Tullow withdrew its Force Majeure declaration in May of 2014, but did not resume petroleum operations. The DOJ investigation ended in May 2015, the SEC investigations ended in September 2015, and the World Health Organization declared Guinea Ebola free on December 29, 2015. Notwithstanding the resolution of the FCPA investigations, Dana insisted on further specific title assurances from the Government of Guinea and at a Petroleum Operations Management Committee meeting with the Government of Guinea in Conakry on December 16 and 17, 2015, Tullow and SCS obtained a PSC Amendment that we believed provided such further assurances.  Instead of signing the PSC Amendment both Tullow and Dana refused to execute the agreement and are currently at an impasse. Unable to see a path forward, we filed legal actions against Tullow and Dana under the JOA as more fully described in Note 6.

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

An exploration well is required to be commenced by the end of September 2016 and reach a minimum depth of 2,500 meters below seabed to satisfy the September 2013-2016 work requirement. Failure to comply with the drilling and other obligations of the PSC subject us to risk of loss of the Concession, and continued delays have affected adversely the ability to explore the Concession and reduces the attractiveness of the Concession to prospective industry participants and financing sources.

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

As of March 31, 2016, based on our impairment assessment, we fully impaired the $14,331,000 of unproved oil and gas properties. This impairment assessment was based on the continued impasse by our members of the Consortium to resume petroleum operations and drill the next exploration obligation well, which needs to be commenced by the end of September 2016, and our inability to get interim injunctive relief from the American Arbitration Association requiring Tullow and Dana to join with SCS in the negotiation of an acceptable amendment to the PSC and to agree to a process that would result in the execution of the amendment which we hoped would have led to the resumption of petroleum operations. Despite this impairment, we continue to pursue any avenues with the members of the Consortium and the Government of Guinea in order to begin drilling activities in our Concession prior to the end of the Concession in September 2016.

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

Results of Operations

Based on the factors discussed below the net loss attributable to common shareholders for the three months ended March 31, 2016 increased $14.9 million to a net loss of $17.6 million, or $0.84 per share, from a net loss of $2.8 million, or $0.13 per share for the three months ended March 31, 2015. Net loss attributable to common shareholders for the nine months ended March 31, 2016 increased $10.9 million to a net loss of $21.4 million, or $1.02 per share, from a net loss of $10.5 million, or $0.50 per share for the nine months ended March 31, 2015. The increase in net loss attributable to common shareholders for the current fiscal year three and nine month periods is primarily the result of the full impairment of unproved oil and gas properties of $14.3 million.

Reportable segments

We have one reportable segment: our international operations in Guinea conducted through our subsidiary SCS. SCS is engaged in oil and gas exploration activities pertaining to offshore Guinea.

Three months ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Revenues.  There were no revenues for the three months ended March 31, 2016 and 2015.

Depreciation.   Depreciation on property and equipment decreased 45% or $22 thousand from the fiscal 2015 period to the fiscal 2016 period. Depreciation expense was $27 thousand and $49 thousand in the three months ended March 31, 2016 and 2015, respectively. The decrease is primarily attributed to no asset additions in the current year and a portion of assets used in the prior year being fully depreciated in the current year.

General, Administrative and Other Operating Expenses. Our general, administrative and other operating expenses were $3.3 million and $2.7 million for the three months ended March 31, 2016 and 2015, respectively. This represents an increase of 20% or $0.5 million from the fiscal 2015 period to the fiscal 2016 period. While we had decreases in personnel related costs of approximately $0.1 million, the increase in expense was attributable to increases in legal fees of $0.3 million, which can primarily be attributed to legal and other professional fees related to our lawsuits against Tullow and Dana, increased costs relating to our annual shareholder meeting and proxy solicitation of $0.1 million, increased D&O insurance costs of $0.1 million and increased travel expenses of $0.1 million.

Full impairment of unproved oil and gas properties. At March 31, 2016 we fully impaired our unproved oil and gas properties as discussed above in Note 2, Investment in Oil and Gas Properties, which totaled $14.3 million.

Loss from Operations. As a result of the factors discussed above, our loss from operations increased by $14.9 million from $2.8 million in the three months ended March 31, 2015 to $17.6 million for the three months ended March 31, 2016.

Nine months ended March 31, 2016 Compared to Nine Months Ended March 31, 2015

Revenues.  There were no revenues for the nine months ended March 31, 2016 and 2015.

Depreciation.  Depreciation on property and equipment decreased 60% or $122 thousand from the fiscal 2015 period to the fiscal 2016 period. Depreciation expense was $82 thousand and $204 thousand in the nine months ended March 31, 2016 and 2015, respectively. The decrease is primarily attributed to no asset additions in the current year and a portion of assets used in the prior year being fully depreciated in the current year.

General, Administrative and Other Operating Expenses. Our general, administrative and other operating expenses were $6.90 million and $10.3 million for the nine months ended March 31, 2016 and 2015, respectively. This represents a decrease of 33% or $3.4 million from the fiscal 2015 period to the fiscal 2016 period. The decrease in expense was attributable to decreases in personnel related costs of approximately $1.1 million and legal fees of $2.3 million, which can primarily be attributed to legal and other professional fees related to the FCPA investigations, offset somewhat by increased legal and other professional fees related to our lawsuits against Tullow and Dana.

Full impairment of unproved oil and gas properties. At March 31, 2016 we fully impaired our unproved oil and gas properties as discussed above in Note 2, Investment in Oil and Gas Properties, which totaled $14.3 million.

Loss from Operations. As a result of the factors discussed above, our loss from operations increased by $10.9 million from $10.5 million in the nine months ended March 31, 2015 to $21.4 million for the nine months ended March 31, 2016.

Liquidity and Capital Resources

General

	Nine Months Ended March 31,
	2016	2015
Net cash used in operating activities	$(5,397)	$(12,804)
Net cash used in investing activities	(21)	(67)
Net cash provided by financing activities	—	—
DECREASE IN CASH AND CASH EQUIVALENTS	(5,418)	(12,871)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	18,374	35,270
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$12,956	$22,399

Operating Activities

Net cash used in operating activities for the nine months ended March 31, 2016 was $5.4 million compared to $12.8 million for the nine months ended March 31, 2015. The decrease in cash used in operating activities is primarily attributable to the $3.5 million decrease in net loss and by changes in working capital during the periods, primarily a $0.4 million increase of accounts payable in the current period compared to a $3.6 million decrease in accounts payable in the prior period. The increase in accounts payable in the current period can be attributed primarily to the increase in legal and other professional fees relating to our lawsuits against Tullow and Dana.

Investing Activities

Net cash used in investing activities for the nine months ended March 31, 2016 was $21 thousand compared to $67 thousand net cash used in the nine months ended March 31, 2015.

Financing Activities

There were no cash provided by financing activities during the nine months ended March 31, 2016 and 2015.

Liquidity

On March 31, 2016, we had $13.0 million in cash and $2.1 million in liabilities, all of which are current. We plan to use our existing cash to fund our general corporate needs and our expenditures associated with the Concession, including our share of future capital expenditures that are not paid by Tullow on our behalf. We have no other material commitments.

While the DOJ and SEC investigations are resolved, the investigations were costly and adversely affected our liquidity. We incurred approximately $7.5 million in legal and professional fees related to these investigations in the year ended June 30, 2014, approximately $5.2 million in the year ended June 30, 2015, and approximately $0.1 million in the nine months ended March 31, 2016 for a total of $12.8 million. The legal and professional fees related to legal actions taken against Tullow and Dana, as described in Note 6, could materially affect our liquidity.

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

Failure to comply with the drilling and other obligations of the PSC subjects us to risk of loss of the Concession. Continued delays have affected adversely the ability to explore the Concession and will diminish the attractiveness of the Concession to prospective industry participants and financing sources.

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

Capital Expenditures

During the first nine months of fiscal 2016, we incurred an additional $20 thousand on unproved oil and gas properties and $1 thousand for property, plant and equipment.  This compares to the first nine months of fiscal 2015, where we expended $52 thousand on unproved oil and gas properties and $12 thousand for property, plant and equipment.

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

Item 4. Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.  Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of March 31, 2016, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Our management, including the CEO and CFO, identified no change in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II Other Information

Item 1. Legal Proceedings

From time to time, we and our subsidiaries are involved in business disputes. We are unable to predict the outcome of such matters when they arise. Currently pending proceedings, in our opinion, will not have a material adverse effect upon our consolidated financial statements. The following are the only legal proceedings with material developments during the three month period ended March 31, 2016.

Tullow and Dana Legal Actions

On January 11, 2016, we filed legal actions against members of the Consortium under the Joint Operating Agreement governing the oil and gas exploration rights offshore Guinea (“JOA”) in the United States District Court for the Southern District of Texas and before the AAA against Tullow for their failure to meet their obligations under the JOAC. On January 28, 2016, the action in the Federal District Court was voluntarily dismissed by us and refiled in District Court in Harris County, Texas. On February 8, 2016 Tullow and Dana removed the case to Federal District Court.

On February 2, 2016, SCS filed an Application for Emergency Arbitrator and Interim Measures of Protection and requested the following relief: (a) expedite discovery prior to the constitution of the arbitral tribunal; (b) provide that the time period permitted by the parties’ arbitration agreement for the selection of the arbitrators and the filing of any responsive pleadings or counterclaims be accelerated; (c) require Tullow, as the designated operator under the JOA, to maintain existing “well-planning activities”; (d) require Tullow to undertake and complete certain planning activities; and (e) require Tullow and Dana to join with SCS in completing the negotiation of an acceptable amendment to the PSC and to agree to a process that will result in the execution of the amendment. With the exception of limited relief regarding discovery and agreement by Tullow to maintain certain well plan readiness, the Emergency Arbitrator ruled on February 17, 2016, that SCS is not entitled to the emergency injunctive relief it requested.  Further, the Emergency Arbitrator enjoined all parties to the dispute from pursuing parallel District Court proceedings. On February 12, 2016, the case was voluntarily stayed by us. SCS believes that it has exhausted all of its options for the pursuit of legal measures to require Tullow and Dana to drill the planned exploration well.

The AAA action seeks (1) a determination that Tullow and Dana are in breach of their contractual obligations and (2) the damages caused by the repeatedly delays in well drilling caused by the activities of Tullow and Dana. We determined to bring the legal actions only after it became apparent that Tullow and Dana would not move forward, despite many opportunities to do so, with petroleum operations. The action before the American Arbitration Association is ongoing, but neither the timing nor the outcome is known at this time. SCS expects that action will not conclude before 2017 at the earliest.

Shareholder Lawsuits

Beginning on March 13, 2014, two lawsuits styled as class actions were filed in the U.S. District Court for the Southern District of Texas against us and several then-current officers of the Company alleging that we made false and misleading statements that artificially inflated our stock prices. The lawsuits allege, among other things, that we misrepresented our compliance with the Foreign Corrupt Practices Act and anti-money laundering statutes and that we lacked adequate internal controls. The lawsuits seek damages based on Sections 10(b) and 20 of the Securities Exchange Act of 1934, although the specific amount of damages is not specified. On May 12, 2014, a shareholder filed a motion for appointment as lead plaintiff, which remains pending. One of the March 2014 lawsuits has now been dismissed voluntarily, and the parties to the remaining suit await the issuance of a scheduling order in that matter. We have assessed the status of the remaining March 2014 lawsuit and have concluded that an adverse judgment remains reasonably possible, but not probable. As a result, no provision has been made in the consolidated financial statements. We are unable to estimate a range of possible loss; however, in our opinion, the outcome of this dispute will not have a material effect on our financial condition and results of operations.

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

On March 11, 2014 Tullow, the Operator in our Consortium, unilaterally asserted its claim that the existence of the DOJ and SEC investigations created a Force Majeure event under the PSC and suspended plans to drill an exploratory well offshore Guinea. Effective May 3, 2014, Tullow provided notice to the Government of Guinea and the other members of the Consortium that it unilaterally lifted its declaration of Force Majeure under the PSC and the JOA, but petroleum operations did not resume. Efforts to resume petroleum operations have proven unsuccessful and ultimately led us to file a claim with the American Arbitration Association under the JOA and request both monetary damages and emergency injunctive relief.  We were unable to obtain injunctive relief requiring specific performance of Tullow and Dana and our ability to secure any of the relief sought prior to the expiration of the license is uncertain. SCS believes that it has exhausted all of its options for the pursuit of legal measures to require Tullow and Dana to drill the planned exploration well.

Even if we are able to resume petroleum operations, if Dana defaults on its obligations under the JOA, we will be responsible for our proportionate share of their interest. We are unable to predict whether we would be able to secure the necessary financing to cover any such additional proportionate share of Dana’s interest.

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

Item 6. Exhibits and Reports on Form 8-K

(A)

Exhibit Number	Description

3.1.1	Certificate of Incorporation (1)

3.1.2	Certificate of Amendment of Certificate of Incorporation, dated January 21, 1997 (1)

3.1.3	Certificate of Amendment of Certificate of Incorporation, dated September 20, 1999 (1)

3.1.4	Certificate of Amendment of Certificate of Incorporation, dated December 22, 2003 (1)

3.1.5	Certificate of Amendment of Certificate of Incorporation, dated March 11, 2011 (2)

3.1.6	Certificate of Amendment of Certificate of Incorporation, dated June 28, 2013 (17)

3.1.7	Series B Certificate of Designation (4)

3.2	Amended and Restated By-laws (14)

4.1	Form of Common Stock Certificate (3)

4.2	Form of Common Stock Purchase Warrant issued to investors on February 1, 2012 (16)

10.1	Hydrocarbon Production Sharing Contract (PSA) between SCS Corporation and the Republic of Guinea, dated September 22, 2006 (5)

10.2	Amendment No. 1 to the Hydrocarbons Production Sharing Contract between SCS Corporation and the Republic of Guinea, dated March 25, 2010 (8)

10.3*	Amended and Restated Employment Agreement between Hyperdynamics and Ray Leonard, effective as of July 23, 2012 (6)

10.4	Sale and Purchase Agreement between Hyperdynamics Corporation and Dana Petroleum (E&P) Limited, effective as of December 4, 2009 (9)

10.5	Operating Agreement between SCS Corporation and Dana Petroleum (E&P) Limited, dated January 28, 2010 (12)

10.6*	2010 Equity Incentive Plan as amended (21)

10.7*	Form of Incentive Stock Option Agreement (7)

10.8*	Form of Non-Qualified Stock Option Agreement (7)

10.9*	Form of Restricted Stock Agreement (7)

10.10	Contract Number: AGR/C105/10 between SCS Corporation and AGR Peak Well Management Limited for Provision of Well Construction Management Services, including LOGIC General Conditions as Appendix I (10)

10.11	Agreement for the Supply of Marine Seismic Data Application and Processing Services, dated September 20, 2011 between SCS Corporation and CGG Veritas Services SA (15)

10.12	Form of Securities Purchase Agreement, dated January 30, 2012, between Hyperdynamics Corporation and investors in the offering (16)

10.13	Placement Agency Agreement, dated January 30, 2012, by and between Hyperdynamics Corporation and Rodman & Renshaw, LLC (16)

10.14	Purchase and Sale Agreement between SCS Corporation Ltd. and Tullow Guinea Ltd., dated November 20, 2012 (11)

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

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contracts or compensatory plans or arrangements.
**	Filed herewith.
(1)	Incorporated by reference to Form 10-K filed September 11, 2013.
(2)	Incorporated by reference to Schedule 14A filed January 11, 2011.
(3)	Incorporated by reference to Form S-1 filed January 12, 2006, as amended.
(4)	Incorporated by reference to Form 8-K filed June 15, 2001.
(5)	Incorporated by reference to Form 8-K filed September 28, 2006.
(6)	Incorporated by reference to Form 10-K filed on September 13, 2012.
(7)	Incorporated by reference to Form S-8 filed June 14, 2010.
(8)	Incorporated by reference to Form 8-K, dated March 31, 2010.
(9)	Incorporated by reference to Form 8-K, filed December 7, 2009.
(10)	Incorporated by reference to Form 8-K filed December 6, 2010.
(11)	Incorporated by reference to Form 8-K filed November 21, 2012.
(12)	Incorporated by reference to Form 8-K, dated January 29, 2010.
(13)	Incorporated by reference to Form 8-K, dated January 7, 2013.

(14)	Incorporated by reference to Form 8-K filed December 28, 2011.
(15)	Incorporated by reference to Form 8-K filed on September 23, 2011.
(16)	Incorporated by reference to Form 8-K filed on February 1, 2012.
(17)	Incorporated by reference to Form 8-K filed on June 28, 2013.
(18)	Incorporated by reference to Form 10-K filed on September 12, 2014.
(19)	Incorporated by reference to Form 10-K filed on September 16, 2015.
(20)	Incorporated by reference to Form 8-K, dated October 7, 2015.
(21)	Incorporated by reference to Form 10-Q, dated February 11, 2016.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Hyperdynamics Corporation
(Registrant)

By:	/S/ Ray Leonard
Ray Leonard
Chief Executive Officer

Dated: May 12, 2016

By:	/S/ David Wesson
David Wesson
Vice President and Chief Financial and Accounting Officer

Dated: May 12, 2016

Exhibit Index

Exhibit Number	Description

3.1.1	Certificate of Incorporation (1)

3.1.2	Certificate of Amendment of Certificate of Incorporation, dated January 21, 1997 (1)

3.1.3	Certificate of Amendment of Certificate of Incorporation, dated September 20, 1999 (1)

3.1.4	Certificate of Amendment of Certificate of Incorporation, dated December 22, 2003 (1)

3.1.5	Certificate of Amendment of Certificate of Incorporation, dated March 11, 2011 (2)

3.1.6	Certificate of Amendment of Certificate of Incorporation, dated June 28, 2013 (17)

3.1.7	Series B Certificate of Designation (4)

3.2	Amended and Restated By-laws (14)

4.1	Form of Common Stock Certificate (3)

4.2	Form of Common Stock Purchase Warrant issued to investors on February 1, 2012 (16)

10.1	Hydrocarbon Production Sharing Contract (PSA) between SCS Corporation and the Republic of Guinea, dated September 22, 2006 (5)

10.2	Amendment No. 1 to the Hydrocarbons Production Sharing Contract between SCS Corporation and the Republic of Guinea, dated March 25, 2010 (8)

10.3*	Amended and Restated Employment Agreement between Hyperdynamics and Ray Leonard, effective as of July 23, 2012 (6)

10.4	Sale and Purchase Agreement between Hyperdynamics Corporation and Dana Petroleum (E&P) Limited, effective as of December 4, 2009 (9)

10.5	Operating Agreement between SCS Corporation and Dana Petroleum (E&P) Limited, dated January 28, 2010 (12)

10.6*	2010 Equity Incentive Plan as amended (21)

10.7*	Form of Incentive Stock Option Agreement (7)

10.8*	Form of Non-Qualified Stock Option Agreement (7)

10.9*	Form of Restricted Stock Agreement (7)

10.10	Contract Number: AGR/C105/10 between SCS Corporation and AGR Peak Well Management Limited for Provision of Well Construction Management Services, including LOGIC General Conditions as Appendix I (10)

10.11	Agreement for the Supply of Marine Seismic Data Application and Processing Services, dated September 20, 2011 between SCS Corporation and CGG Veritas Services SA (15)

10.12	Form of Securities Purchase Agreement, dated January 30, 2012, between Hyperdynamics Corporation and investors in the offering (16)

10.13	Placement Agency Agreement, dated January 30, 2012, by and between Hyperdynamics Corporation and Rodman & Renshaw, LLC (16)

10.14	Purchase and Sale Agreement between SCS Corporation Ltd. and Tullow Guinea Ltd., dated November 20, 2012 (11)

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

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contracts or compensatory plans or arrangements.
**	Filed herewith.
(1)	Incorporated by reference to Form 10-K filed September 11, 2013.
(2)	Incorporated by reference to Schedule 14A filed January 11, 2011.
(3)	Incorporated by reference to Form S-1 filed January 12, 2006, as amended.
(4)	Incorporated by reference to Form 8-K filed June 15, 2001.
(5)	Incorporated by reference to Form 8-K filed September 28, 2006.
(6)	Incorporated by reference to Form 10-K filed on September 13, 2012.
(7)	Incorporated by reference to Form S-8 filed June 14, 2010.
(8)	Incorporated by reference to Form 8-K, dated March 31, 2010.
(9)	Incorporated by reference to Form 8-K, filed December 7, 2009.
(10)	Incorporated by reference to Form 8-K filed December 6, 2010.
(11)	Incorporated by reference to Form 8-K filed November 21, 2012.
(12)	Incorporated by reference to Form 8-K, dated January 29, 2010.
(13)	Incorporated by reference to Form 8-K, dated January 7, 2013.
(14)	Incorporated by reference to Form 8-K filed December 28, 2011.
(15)	Incorporated by reference to Form 8-K filed on September 23, 2011.
(16)	Incorporated by reference to Form 8-K filed on February 1, 2012.
(17)	Incorporated by reference to Form 8-K filed on June 28, 2013.
(18)	Incorporated by reference to Form 10-K filed on September 12, 2014.
(19)	Incorporated by reference to Form 10-K filed on September 16, 2015.
(20)	Incorporated by reference to Form 8-K, dated October 7, 2015.
(21)	Incorporated by reference to Form 10-Q, dated February 11, 2016.