Form 10-K
period 2016-06-30
HYPERDYNAMICS CORP
filed 2016-09-22
CIK 937136

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2016
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act) Yes ☐    No ☒

         As of December 31, 2015, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $24,624,511 based on the closing sale price as reported on the OTCQX. We had 21,046,591 shares of common stock outstanding on September 16, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

         The information required in Part III of this Annual Report on Form 10-K is incorporated by reference from the registrant's definitive proxy statement, which is due to be filed within 120 days after the end of the registrant's fiscal year ended June 30, 2016.

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

        We sold a 23% gross interest in the Concession to Dana Petroleum, PLC ("Dana"), a subsidiary of the Korean National Oil Corporation, during the fourth quarter of fiscal 2010 and a 40% gross interest to Tullow Guinea Ltd. ("Tullow") during the second quarter of fiscal 2013. Tullow became the Operator of the Concession on April 1, 2013. Dana and Tullow transferred their interest back to us on August 15, 2016. On September 15, 2016, we signed a Second Amendment to the PSC with the Government of Guinea granting us 100% interest in the Concession and designating us as Operator upon receipt of a Presidential Decree. We refer to Tullow, Dana and us in the Concession as the "Consortium".

        Pursuant to the terms Share Purchase Agreement ("Tullow SPA") between Tullow and us, Tullow paid us $26 million in cash and agreed to pay our entire participating interest share of expenditures associated with joint operations in the Concession up to a gross expenditure cap of $100 million incurred during the carry period that began on September 21, 2013. The Consortium planned to drill the exploration well in the ultra-deepwater area of the Concession the first half of calendar 2014, but Tullow called Force Majeure in March of 2014 based on the mere existence of Department of Justice ("DOJ") and Securities and Exchange Commission ("SEC") investigations pursuant to the Foreign Corrupt Practices Act of the United States ("FCPA Investigations"). Tullow withdrew its Force Majeure declaration in May of 2014, but did not resume petroleum operations citing the existence of the FCPA Investigations and the Ebola outbreak as the reason. The DOJ investigation ended in May 2015, the SEC investigation ended in September 2015, and the World Health Organization declared Guinea Ebola free on December 29, 2015. Notwithstanding the resolution of the FCPA Investigations, Dana insisted on further specific title assurances from the Government of Guinea. At a Petroleum Operations Management Committee meeting with the Government of Guinea in Conakry on December 16 and 17, 2015, Tullow and SCS obtained a PSC Amendment that we believed provided such further assurances. Instead of signing the PSC Amendment both Tullow and Dana refused to execute the agreement. Unable to see a path forward, we filed legal actions against Tullow and Dana under our Joint Operating Agreement. On August 15, 2016, we entered into a Settlement and Release

Agreement with Tullow and Dana ("Settlement Agreement"), as more fully described in Note 10 "Subsequent Events" in the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K, that gave us 100% of the interest under the PSC, property useful in the drilling of an exploratory well, and cash, in return for a mutual release of all claims. On August 19, 2016, we signed a non-binding Memorandum of Understanding with the Government of Guinea and executed a Second Amendment to the PSC ("2016 Amendment") on September 15, 2016. As more fully described below, upon receipt of a Presidential Decree, the 2016 Amendment will give us a one year extension to the second exploration period of the PSC to September 22, 2017 ("PSC Extension Period"). In addition to clarifying certain elements of the PSC, we agreed in the 2016 Amendment to drill one (1) exploratory well to a minimum depth of 2,500 meters below the seabed within the PSC Extension Period with a projected commencement date of April 2017 (the "Extension Well") with the option of drilling additional wells. If the Extension Well is not drilled within the PSC Extension Period, we will owe the Government of Guinea the difference between the actual expenditures in Guinea related to the well and $46,000,000. Fulfillment of the work obligation exempts us from the expenditure obligations during the PSC Extension Period.

        In turn, we will retain an area equivalent to approximately 5,000 square kilometers in the Guinea offshore and will provide the Government of Guinea: (1) A parent company guarantee for the Extension Well, (2) monthly progress reports and a reconciliation of budget to actual expenditures, (failure to provide the reports and assurances on a timely basis may result in a notice of termination with a 30 day period to cure), and (3) guarantees to Guinea that (a) no later than January 21, 2017, we will provide a mutually acceptable security for $5,000,000 on terms customary in international petroleum operations, provided that this security is to be released at the time the drilling rig for the Extension Well is on location offshore Guinea, and (b) no later than April 12, 2017, we will deliver a mutually acceptable security for the difference between $46,000,000 and the amount spent to date on the Extension Well. For the purposes of calculation for this clause, however, only costs spent for services and goods provided in Guinea shall be taken into account until the drilling rig to be used in the drilling of the Extension Well is located in the territorial waters of the Republic of Guinea. If we do not provide either security by the specified dates, the Government of Guinea may terminate the PSC immediately and without prior notice to remedy such deficiency.

        Additionally, we agreed to limit the cost recovery pool to date to our share of expenditures in the PSC since 2009 (estimated to be approximately $150,000,000) and move into the territory of Guinea the long lead items we received in the Settlement Agreement that are currently in Takoradi, Ghana for the drilling of the Extension Well by January 31, 2017. Finally, we agreed to allocate and administer a training budget during the PSC Extension Period for the benefit of the Guinea National Petroleum Office of $250,000 in addition to any unused portion of the training program under Article 10.3 of the PSC, estimated to be approximately $500,000.

        Failure to comply with the drilling and other obligations of the PSC as amended subjects us to financial penalties and a risk of loss of the Concession. The continued delays have affected adversely the ability to explore the Concession and reduces the attractiveness of the Concession to prospective industry participants and financing sources. While we currently hold 100% of the Concession, it is unknown whether we will be able to raise the necessary funds to drill the Extension Well during the PSC Extension Period.

        Since the grant of the Concession, we have conducted 2-dimensional ("2D") and 3-dimensional ("3D") seismic surveys over a portion of the Concession and drilled one non-commercial well completed in February of 2012. The most recent 3D seismic survey covering approximately 4,000 square kilometers in the deeper water portion of the Concession was completed and processed.

        As of March 31, 2016, based on our impairment assessment, we fully impaired the $14,331,000 of unproved oil and gas properties. This impairment assessment was based on the inability to resume petroleum operations and drill the next exploration obligation well as required by the PSC. Despite this impairment, we continued to pursue opportunities in order to begin drilling activities in our Concession. Our Settlement and Release with Tullow and Dana, coupled with the one (1) year extension to the PSC provided us the best chance to drill the Extension Well during the PSC Extension Period.

        Our primary focus is the advancement of exploration work in Guinea. We have no source of operating revenue, and there is no assurance when we will, if ever. We have no operating cash flows, and we will require substantial additional funds, through additional participation arrangements, securities offerings, or through other means, to fulfill our business plans. If we farm-out additional interests in the Concession, our percentage will decrease. The terms of any such arrangements, if made, may not be advantageous. Our need for additional funding may also be affected by the uncertainties involved with resumption of petroleum operations and the planned exploratory well, and other risks discussed in Item 1A.

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

        On March 25, 2010, we entered into Amendment No. 1 to the PSC with Guinea (the "PSC Amendment"). In May 2010, the government of Guinea issued a Presidential Decree approving the PSC, as amended by the PSC Amendment. The PSC Amendment clarified that we retained a Contract Area of approximately 25,000 square kilometers or 30% of the original Contract Area under the PSC. The PSC Amendment required that an additional 25% of the retained Contract Area be relinquished by September 21, 2013 as part of the renewal of the second exploration period. As of June 30, 2016, the Contract Area was 18,750 square kilometers. Under the terms of the PSC Amendment, the first exploration period ended and the second exploration period began on September 21, 2010. The second exploration period ran until September 2013, at which point it was renewed to September 2016.

        The PSC Amendment required the drilling of an exploration well, which had to be commenced by year-end 2011 and drilled to a minimum depth of 2,500 meters below seabed. This requirement was satisfied with the drilling of the Sabu-1 well which was commenced during October of 2011 and reached the minimum depth of 2,500 meters below the seabed in February of 2012. It also required the acquisition of at least 2,000 square kilometers of 3D seismic data which was satisfied by the 3,600 square kilometer seismic acquisition in 2010-2011. To satisfy the September 2013-2016 work requirement, the Consortium is required to commence drilling of an additional exploration well by the end of September 2016, to a minimum depth of 2,500 meters below seabed. The PSC Amendment required the expenditure of $15 million on each of the exploration wells ($30 million in the aggregate). Greater than $15 million was spent on the first exploration well. Fulfillment of work obligations exempted us from expenditure obligations and exploration work in excess of minimum work obligations for each exploration period may be carried forward to the following exploration period. We spent approximately $200 million fulfilling work obligations under the PSC through fiscal 2016.

        Under the PSC Amendment, Guinea may participate in development of any discovery at a participating interest of up to 15% of costs being carried for its share. The cost of that carry is to be recovered out of 62.5% of Guinea's share of cost and profit oil. The PSC Amendment clarified that only those eligible expenditures, which were made following the date the PSC was signed, on September 22, 2006, are eligible for cost recovery. It required the establishment of an annual training budget of $200,000 for the benefit of Guinea's oil industry personnel, and obligated the Consortium to pay an annual surface tax of $2.00 per square kilometer on the retained Concession acreage. The PSC Amendment further provides that should the Guinea government note material differences between provisions of the PSC Amendment and international standards or the Petroleum Code, the parties will renegotiate the relevant articles. Additional information on terms under the PSC are included in Note 3 "Investment in Oil and Gas Properties—Guinea Concession" in the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.

        On September 15, 2016, we executed the 2016 Amendment where we received a one (1) year extension to the second exploration period of the PSC to September 22, 2017 and confirmed that we are the holder of 100% interest in the Concession following the official withdrawal by Tullow and Dana on August 15, 2016. The 2016 Amendment is effective upon the receipt of a Presidential Decree.

        Per the terms of the 2016 Amendment, we agreed to drill one (1) exploratory well to a minimum depth of 2,500 meters below the seabed within the PSC Extension Period with a projected commencement date of April 2017 and the option of drilling additional wells. If the Extension Well is not drilled within the PSC Extension Period, we will owe the Government of Guinea the difference between the actual expenditures in Guinea related to the well and $46,000,000. Fulfillment of the drilling obligation exempts us from the expenditure obligations during the PSC Extension Period.

        In turn, we will retain an area equivalent to approximately 5,000 square kilometers in the Guinea offshore, agreed to limit the past cost recoverable expenses to those costs directly incurred by SCS through the execution of the 2016 Amendment, and agreed to move into the territory of Guinea the long lead items we received in the Settlement Agreement that are currently in Takoradi, Ghana for the drilling of the Extension Well by January 31, 2017.

        We will provide the Government of Guinea: (1) A parent company guarantee for the well obligation, (2) monthly progress reports and a reconciliation of budget to actual expenditures, (failure to provide the reports and assurances on a timely basis may result in a notice of termination with a 30 day period to cure), and (3) guarantees to Guinea that (a) no later than January 21, 2017 we will provide a mutually acceptable security for $5,000,000 on terms customary in international petroleum operations, provided that this security is to be released at the time the drilling rig for the Extension Well is on location offshore Guinea, and (b) no later than April 12, 2017, we will deliver a mutually acceptable security for the difference between $46,000,000 and the amount spent to date on the Extension Well. For the purposes of calculation for this clause, however, only costs spent for services and goods provided in Guinea will be taken into account until the drilling rig to be used in the drilling of the Extension Well is located in the territorial waters of the Republic of Guinea. If we do not provide either security by the specified dates, the Government of Guinea may terminate the PSC immediately and without prior notice to remedy such deficiency.

        We agreed to allocate up to a maximum total budget of $120,000 for the actual travel and operating expenses incurred by Guinea for its participation in the management and administration of the Concession, subject to our review of receipts and limited to reimbursement of actual costs. Further, during the PSC Extension Period, the approved training budget for Guinean personnel was increased from $200,000 to $250,000. This amount is in addition to the unused portion of the training budget to date, subject to an audit of Tullow's expenditures on the training budget during its tenure as Operator, estimated to be approximately $500,000. Finally, we agreed that we would make available for the benefit of Guinea a virtual data room containing all seismic data in our possession relating to relinquished areas. We would not be agents of or work on behalf of Guinea, but will provide, at the request of Guinea during the PSC Extension Period, access to the virtual data room to interested third parties.

Sale of Interest to Dana

        On December 4, 2009, we entered into a Sale and Purchase Agreement ("Dana SPA") with Dana for Dana to acquire a 23% gross interest in the PSC. On January 28, 2010, we closed on the transaction with Dana, and we entered into an Assignment of Participating Interest (the "Assignment"), a Deed of Assignment and JOA. Pursuant to the Assignment, we assigned to Dana an undivided 23% of our participating interest in the contractual interests, rights, obligations and duties under the PSC. . On May 20, 2010, we completed the assignment to Dana following the receipt of the final approvals from the Government of Guinea, which were in the form of a Presidential Decree approving the PSC and a document, referred to as an Arrêté, from the Guinea Ministry of Mines and Geology, confirming the Guinea government's approval of the assignment of a 23% participating interest in the PSC to Dana.

Sale of Interest to Tullow

        On December 31, 2012, we closed a sale to Tullow of a 40% gross interest in the Concession. As consideration, we received $27 million from Tullow as reimbursement of our past costs in the Concession and, as additional consideration, Tullow agreed to: (i) pay our entire participating interest share of future costs associated with joint operations in the Concession, up to a gross expenditure cap of $100 million incurred during the carry period that began on September 21, 2013; and (ii) pay our participating interest share of costs associated with an appraisal well of the initial exploration well, if drilled, subject to a gross expenditure cap on the appraisal well of $100 million The $27 million payment was received by us on December 31, 2012 and was recorded as a reduction in unproved oil and gas properties, net of transaction costs of approximately $3.3 million.

        The Assignment was approved by Guinea's Ministry of Mines and Geology by issuing an Arrêté on December 27, 2012 which formally authorized our assignment of a participating interest to Tullow. SCS, Dana and Tullow elected Tullow as the Operator of the Concession beginning April 1, 2013.

Settlement of Claims with Tullow and Dana

        On August 15, 2016, we entered into a Settlement and Release Agreement ("Settlement and Release") with Tullow and Dana with respect to our dispute in arbitration (American Arbitration Association, Case No: 01-16-0000-0679, styled SCS Corporation Ltd v. Tullow Guinea Ltd. and Dana Petroleum (E&P) Ltd.). Under the Settlement and Release, we released all claims against Tullow and Dana and (i) issued to the Government of Guinea a notice of withdrawal from the Concession and PSC effective immediately, (ii) Tullow and Dana transferred their interest in the long lead items previously purchased by the Consortium in preparation for the drilling of the Fatala well, and agreed to pay net cash of $686,570 to us. We also agreed to pay Dana a success fee based upon the certified reserves of the Fatala well if it results in a discovery. We will record the long lead items and a gain once they have been inspected and appropriately valued.

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

  •
  completion of the drilling of the Sabu-1, an exploratory well, and evaluation of associated core and fluid samples; and

  •
  a 4,080 square kilometer 3D seismic data shoot primarily covering the deeper water area, and the pre-stack depth migration processing and evaluation of the seismic data acquired.

  •
  commissioned eSeis, Inc., to do further specialized processing of our 3D seismic data covering the Fatala and Buried Hill prospects in order to estimate fluid and rock properties.

DESCRIPTION OF OIL AND GAS PROPERTIES

        The Contract Area is located in the Transform Margin play, offshore Guinea. Following the relinquishment of approximately 77% of the remaining Contract Area as required by the 2016 Amendment, we have the exclusive exploration and production rights to explore and develop approximately 5,000 square kilometers in offshore Guinea under the Concession. We submitted a request for an extension of the second exploration period on July 16 2016 and agreed to a one year extension of the PSC to September 22, 2017. The extension period is not renewable except in the case of a discovery where, following two months' notice to Guinea, we have up to two additional years to allow the completion of the appraisal of any discovery made. Delays have adversely affected the ability to explore the Concession, forced us to relinquish a sizable remaining portion of the Concession and reduce the attractiveness of the Concession to prospective industry participants and financing sources.

        An exploration well with a minimum depth of 2,500 meters below the seabed and a minimum cost of $46,000,000 is required to be drilled by September 22, 2017 to satisfy the work requirement during the PSC Extension Period of the PSC. Failure to comply with the drilling and other obligations of the PSC subject us to risk of loss of the Concession and will obligate us to pay the Government of Guinea the difference between the amounts actually spent on work realized in fulfillment of the drilling obligations and $46,000,000. Fulfillment of the drilling obligation of the Extension Well exempts us from the minimum cost obligation of $46,000,000.

        Our prospects are in an underexplored basin among multiple highly prospective trends with Turbidite fans and 4-way closures.

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

Employees and Independent Contractors

        As of September 16, 2016, we have 10 employees, all of whom are based in the United States. We also use independent contractors from time to time for specific projects and functions. No employees are represented by a union.

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

Productive Wells and Acreage; Undeveloped Acreage

        We do not have any productive oil or gas wells, and we do not have any developed acres (i.e. acres spaced or assignable to productive wells). Undeveloped Acreage is owned through our Concession in offshore Guinea, a description of and the terms of which are described above under "Operations Offshore Guinea—The PSC." The following table sets forth the undeveloped acreage that we held as of June 30, 2016:

	Undeveloped Acreage(1)(2)(3)
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

(3)
On September 15, 2016, we entered into a new PSC Amendment ("2016 Amendment"). Under the terms of the 2016 Amendment, we received a one year extension to the Second Exploration Period of the PSC to September 22, 2017 and confirmed that we are the holder of a 100% interest in the Concession following the official withdrawal by Tullow and Dana on August 15, 2016. In return, we will drill one exploratory well to a minimum depth of 2500 meters below the mudline for an estimated amount of $46,000,000, relinquished approximately 77% of the remaining Contract Area, and agreed to limit the past cost recoverable expenses to those costs directly incurred by SCS through the execution of the 2016 Amendment. After the 77% relinquishment, we will have approximately 1,065,000 gross and net acres.

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

        There have been no drilling activities during the two years ended June 30, 2016.

Geographical Information

        The following table sets out long-lived assets associated with Guinea, including our investment in the Concession offshore Guinea as well as fixed assets:

	June 30, 2016	June 30, 2015
Long-lived assets related to Guinea	$—	$14,311,000

        The seismic data we collected prior to Tullow becoming Operator and our geological and geophysical work product are maintained in our offices in the United States. As of March 31, 2016, based on our impairment assessment, we fully impaired the $14,331,000 of unproved oil and gas properties. This impairment assessment was based on the continued impasse by our members of the Consortium to resume petroleum operations and drill the next exploration obligation well, which needs to be commenced by the end of September 2016, and our inability to get interim injunctive relief from the American Arbitration Association requiring Tullow and Dana to join with SCS in the negotiation of an acceptable amendment to the PSC and to agree to a process that would result in the execution of the amendment which we hoped would have led to the resumption of petroleum operations. Thus, we believe all legal measures to require Tullow and Dana to drill the planned exploration well have been exhausted. We entered in a Settlement and Release agreement with Tullow and Dana on August 15, 2016 and signed a new PSC Amendment with Guinea on September 15, 2016 granting us a one year extension to the PSC to September 22, 2017, that includes the obligation to begin drilling activities in our Concession prior to the end of the Extension Period.

Cost of Compliance with Environmental Laws

        Environmental laws have not materially hindered nor adversely affected our business. Capital expenditures relating to environmental control facilities have not been prohibitive to our operations. We believe we are in compliance with all applicable environmental laws.

Available Information

        We are currently subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We file periodic reports, proxy materials and other information with the SEC. In addition, we expect to furnish stockholders with annual reports containing audited financial statements certified by our independent registered public accounting firm and interim reports containing unaudited financial information as may be necessary or desirable. We will provide without charge to each person who receives a copy of this report, upon written or oral request, a copy of any information that is incorporated by reference in this report (not including exhibits to the information that is incorporated by reference unless the exhibits are themselves specifically incorporated by reference). Such request should be directed to: Ray Leonard, Hyperdynamics Corporation, 12012 Wickchester Lane, Suite 475, Houston, Texas 77079, voice: (713) 353-9400, fax: (713) 353-9421. Our website Internet address is www.hyperdynamics.com.

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

        The Concession is our single exploration asset. We have been conducting exploration work related to offshore Guinea since 2002, including significant seismic data surveys, processing, evaluations and studies, but we have no reserves and there is no assurance that our exploration work will result in any discoveries or in any commercial success. The PSC, as amended in September 15, 2016, requires the drilling of a minimum of one additional exploration well to a minimum depth of 2,500 meters below the seabed at a minimum cost of $46 million by September 21, 2017. The PSC has financial and other administrative additional obligations that need to be performed to maintain compliance with the PSC. Failure to comply could subject us to risk of loss of the Concession. In addition, oil and natural gas operations in Africa may be subject to higher political, health and security risks than operations in other areas of the world. Any adverse development affecting our operations such as, but not limited to, the drilling and operational hazards described below, could result in damage to, or destruction of, any wells and producing facilities constructed on the Concession as well as damage to life. As the Concession is our only exploration asset, any adverse development affecting it could have a material adverse effect on our financial position and results of operations.

We require additional financing to meet our obligations under the PSC and are unable to predict our ability to meet those obligations.

        Our current capital resources are not sufficient to cover the required additional exploration activity in the Concession. We will require additional funding to pay for any exploration activity. We will seek such funding through additional sales of interest in the Concession, from equity or debt or other financial instruments. The Concession offshore Guinea is our principal asset and we do not have the funds necessary to fulfill our obligations under the PSC as amended.

        In order to retain the Concession, we settled our disputes with Tullow and Dana with limited financial benefit to SCS and require additional financing. Our ability to obtain additional financing is likely dependent upon the valuation of this asset, prospects for exploration in the Concession area, the time left in the Concession, as well as market and other forces outside of our control. Continued delays to resume petroleum operations had a material adverse effect on our Concession and we are unable to predict if we will be able to obtain the necessary financing in time to cover the PSC and operational obligations for the PSC Extension Period. We do not have any firm commitments from external financing sources or third parties to allow us to fulfill our obligations under the PSC, and if obtained, the terms may not be advantageous to us. We may seek such funding through additional sales of interest in the Concession, from equity or debt financings, or through other means.

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

        We have no proved reserves. We have drilled one exploratory well which had non-commercial results. We have identified prospects and leads based on seismic and geological information that we believe indicate the potential presence of hydrocarbons. However, we operated in a virgin basin without any hydrocarbon discoveries and the areas to be drilled may not yield oil in commercial quantities or quality, or at all. Even when properly used and interpreted, 2D and 3D seismic data and visualization techniques are only tools used to assist geoscientists in identifying subsurface structures and hydrocarbon indicators and do not enable the interpreter to know whether hydrocarbons are, in fact, present in those structures. Accordingly, we do not know if any of our prospects will contain oil in sufficient quantities, or at all, or quality to recover drilling and completion costs or to be economically viable. Even if oil is found in commercial quantities, construction costs of oil pipelines or floating production systems, as applicable, and transportation costs may prevent such leads from being economically viable. If these exploration efforts do not prove to be successful, our business, financial condition and results of operations will be materially adversely affected.

Efforts to attract commercial partners may not be successful and may not be on terms advantageous to us.

        We have no source of operating revenue and will need to obtain additional resources through sales of additional interests in the Concession, equity or debt financings, or through other means. If we seek to sell additional interests in the Concession, we may not be successful in attracting a commercial partner, or the commercial partner may not have the capital resources or other attributes that are deemed desirable by us. If we enter into an arrangement, the terms may not be advantageous to us. Any such arrangement will likely involve the transfer of a negotiated interest in the Concession, which could reduce the potential profitability of our interest in the Concession.

An extended period of depressed oil and gas prices could adversely affect our financial condition, liquidity, ability to obtain financing and future operating results. Oil and gas prices are volatile, and we have no ability to control the price of oil and gas. A continued substantial or extended decline in prices could adversely affect our financial condition, liquidity, ability to obtain financing and future operating results.

        We currently have no source of operating revenue and are no longer carried on our expenses in Guinea following the settlement with Tullow and Dana. Our financial condition is based solely on our ability to sell equity or debt securities to investors, enter into an additional joint operating or similar strategic relationship with an industry partner, sell interests related to the Concession or borrow funds. We expect that entering into these joint operating or similar relationships would entail transferring a portion of our interest in the Concession to such partner. Such investors would consider the price of oil and gas in making an investment decision. Prolonged periods of low oil and gas prices could adversely affect our financial condition, liquidity, ability to obtain financing, and operating results. Low oil and gas prices in the future will likely also reduce the amount of oil and gas that we could produce economically and could have a negative effect on our future financial results. Historically, oil and gas prices and markets have been volatile and they are likely to continue to be volatile, with prices fluctuating widely in response to relatively minor changes in supply and demand, market uncertainty and a variety of additional factors that are beyond our control. These factors include:

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

Legal fees and associated costs in connection with legal proceedings and the Tullow and Dana legal matters adversely affected our liquidity and financial condition and results of operations.

        We are involved in legal proceedings and although we recently settled the arbitration against Tullow and Dana, we incurred significant legal fees in the arbitration proceedings.

The 2016 PSC Amendment significantly reduced our acreage in the Concession and we agreed to a very tight timeline to obtain financing and begin drilling the exploration well.

        We received a one year extension and 100% of the Concession pursuant to rights granted to us under the 2016 PSC Amendment signed on September 15, 2016. Pursuant to the terms of the 2016 PSC Amendment, we agreed to relinquish an additional 77% of the remaining acreage, agreed to a timeline to drill a well planned for April 2017 and promised to provide security to the Government of Guinea and agreed to financial penalties for failure to drill the exploration well. Our reduced acreage, tight timeline, guarantees to the Government of Guinea, and financial penalties have reduced the value of the Concession and our ability to attract financing and third parties to join us in exploration activities. There is no guarantee that we will be able to provide the promised security, raise the necessary funds or meet the drilling timeline..

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

        Our business is dependent on retaining the services of a small number of key personnel of the appropriate caliber as the business develops. Our success is, and will continue to be to a significant extent, dependent upon the expertise and experience of the directors, senior management and certain key consultants, but the retention of their services cannot be guaranteed. The loss of key members of our management team or other highly qualified professionals has adversely affected our ability to effectively manage our overall operations or successfully execute current or future business strategies. If any further member of management, director, or other consultants were to leave our company, it may have a material adverse effect on our business, financial condition, results of operations and/or growth prospects.

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

        Exploring for and developing oil reserves involves a high degree of operational and financial risk, which precludes definitive statements as to the time required and costs involved in reaching certain objectives. The budgeted costs of drilling, completing, and operating wells are often exceeded. The cost of our exploratory well, the Sabu-1, was higher than we initially expected, primarily due to numerous delays and issues related to mechanical and operational matters on the rig, logistical delays resulting from limited port facilities in Guinea, and an expanded well logging program. In addition, oil was not discovered in commercial quantities. Unexpected delays and increases in costs associated with the upcoming well drilled in the future, could adversely affect our results of operation, financial position, liquidity and business plans.

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

        The site for the next exploratory well we plan to drill will be in the ultra-deep water. Deepwater drilling generally requires more time and more advanced drilling technologies than exploration in shallower waters, involving a higher risk of equipment failure and higher drilling costs. In addition, even if there is a discovery, taking it to production presents risks that we may not be currently aware of. If we participate in the development of new subsea infrastructure and use floating production systems to transport oil from producing wells, these operations may require substantial time for installation or encounter mechanical difficulties and equipment failures that could result in significant liabilities, cost overruns, or delays. Furthermore, deepwater operations generally, and operations in West Africa in particular, lack the physical oilfield service infrastructure present in other regions. As a result, a significant amount of time may elapse between a deepwater discovery and the marketing of the associated oil and natural gas, increasing both the financial and operational risks involved with these operations. Because of the lack and high cost of this infrastructure, further discoveries we may make in Guinea may never be economically producible.

The cost of drilling rigs, equipment, supplies, personnel and oilfield services, as well as gathering systems and processing facilities, and our dependence on industry contractors generally, could adversely impact us.

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

        We conduct business in Guinea, which is in a region of the world where there have been prior civil wars, revolutions, coup d'états and internecine conflicts. There is the risk of political violence and increased social tension in Guinea as a result of the past political upheaval, and there is a risk of civil unrest, crime and labor unrest at times. Since 2010, democratic elections have been held, a president was democratically elected and re-elected. While these developments indicate that the political situation in Guinea is improving, external or internal political forces potentially could create a political or military climate that might cause a change in political leadership, the outbreak of hostilities, or civil unrest. Such uncertainties could result in our having to cease our Guinea operations and result in the loss or delay of our rights under the PSC.

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

An Epidemic of the Ebola virus disease in Guinea could adversely affect our business operations and financial condition.

        There was an outbreak of the Ebola virus disease in Guinea. While the World Health Organization declared Guinea Ebola free on December 29, 2015, any future outbreak of the Ebola virus will adversely affect our business operations and financial condition.

        Any drilling activities in Guinea will require safe access to the Conakry airport and port as well as other infrastructure in Guinea. If there is another Ebola virus outbreak, drilling plans will likely be delayed, could be compromised and costs of operations will be increased. Further, if contractors or subcontractors impose travel bans or personnel refuse to travel to Guinea, drilling plans will be further delayed or interrupted after commencement. It is likely that the cost of any services could be significantly higher than planned which in turn could have a material adverse effect on our liquidity, business, and results of operations.

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

        We have been subject to a Department of Justice and Securities and Exchange Commission FCPA investigation into how we obtained or retained the Concession and spent approximately $12.8 million in legal fees in working with the US Government. Those matters were resolved in 2015, but should the DOJ, the SEC, or Guinea open additional investigations we currently do not have the financial ability to bear the cost of additional investigations and are unable to predict whether we will be able to raise the funds to properly defend the Company.

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

        Due to uncertainties related to the cost, pendency and ultimate outcome of legal proceedings and the costs and outcome of any ultra-deep water exploration well to be drilled, there is substantial doubt about our ability to continue as a going concern. If we are unable to obtain additional financing, we could be unable to continue exploration and execute our business plan, and we could be forced to curtail operations.

The price of our common stock historically has been volatile. This volatility may affect the price at which you could sell your common stock, and the sale of substantial amounts of our common stock could adversely affect the price of our common stock.

        The closing price for our common stock has varied between a high of $1.98 on November 3, 2015 and a low of $0.36 on June 29, 2016 for the fiscal year ended June 30, 2016. On September 16, 2016, the closing price of our common stock was $1.14. This volatility may affect the price at which an investor could sell the common stock, and the sale of substantial amounts of our common stock could adversely affect the price of our common stock. Our stock price is likely to continue to be volatile and subject to significant price and volume fluctuations in response to market and other factors, including the other factors discussed in "—Risks Relating to Our Business and the Industry in Which We Operate"; variations in our quarterly operating results from our expectations or those of securities analysts or investors; downward revisions in securities analysts' estimates; and announcement by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments.

Our common stock was delisted from the New York Stock Exchange ("NYSE") on March 10, 2015 and we began trading on the OTCQX market on March 11, 2015. Delisting from the NYSE has limited the liquidity of our common stock, and hinders our ability to raise additional capital as well as having other negative results.

        Our common stock was delisted from the NYSE in March 2015 due to our failure to satisfy the NYSE's continued listing criteria. Our common stock is now traded on the OTCQX which is a less prestigious and less active marketplace. Accordingly, liquidity in the trading of our common stock is limited, which could limit the ability of shareholders to sell securities in the secondary market and limit our ability to raise funds.

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

        We will seek to raise funds through a variety of means and plan to issue additional shares of our common stock in the future which could adversely affect the market price of our shares. Significant sales of shares of our common stock by major stockholders, or the public perception that an offering or sale may occur also could have an adverse effect on the market price of shares of our common stock. Issuance of additional shares of common stock will dilute the percentage ownership interest of the existing stockholders, and may dilute the book value per share of our shares of common stock held by existing stockholders.

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        Information on Oil and Gas Properties is included in Item 1. Business above in this Annual Report on Form 10-K.

        Our executive and administrative offices are located at 12012 Wickchester Lane, Suite 475, Houston, Texas 77079 where we lease 13,850 square feet of space pursuant to a lease agreement that expires in March 2020.

Item 3.    Legal Proceedings

        From time to time, we and our subsidiaries are involved in business disputes. We are unable to predict the outcome of such matters when they arise. Currently pending proceedings, in our opinion, will not have a material adverse effect upon our consolidated financial statements. The following is a description of certain disputes involving us.

Tullow and Dana Legal Actions

        On January 11, 2016, we filed legal actions against members of the Consortium under the Joint Operating Agreement governing the oil and gas exploration rights offshore Guinea ("JOA") in the United States District Court for the Southern District of Texas and before the AAA against Tullow for their failure to meet their obligations under the JOAC. On January 28, 2016, the action in the Federal District Court was voluntarily dismissed by us and refiled in District Court in Harris County, Texas. On February 8, 2016 Tullow and Dana removed the case to Federal District Court.

        On February 2, 2016, SCS filed an Application for Emergency Arbitrator and Interim Measures of Protection and requested the following relief: (a) expedite discovery prior to the constitution of the arbitral tribunal; (b) provide that the time period permitted by the parties' arbitration agreement for the selection of the arbitrators and the filing of any responsive pleadings or counterclaims be accelerated; (c) require Tullow, as the designated operator under the JOA, to maintain existing "well-planning activities"; (d) require Tullow to undertake and complete certain planning activities; and (e) require Tullow and Dana to join with SCS in completing the negotiation of an acceptable amendment to the PSC and to agree to a process that will result in the execution of the amendment. With the exception of limited relief regarding discovery and agreement by Tullow to maintain certain well plan readiness, the Emergency Arbitrator ruled on February 17, 2016, that SCS is not entitled to the emergency injunctive relief it requested. Further, the Emergency Arbitrator enjoined all parties to the dispute from pursuing parallel District Court proceedings. On February 12, 2016, the case was voluntarily stayed by us. SCS believes that it has exhausted all of its options for the pursuit of legal measures to require Tullow and Dana to drill the planned exploration well.

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

Subsequent Event—Settlement of Claims with Tullow and Dana

        On August 15, 2016, we entered into a Settlement and Release Agreement ("Settlement and Release") with Tullow and Dana with respect to our dispute in arbitration (American Arbitration Association, Case No: 01-16-0000-0679, styled SCS Corporation Ltd v. Tullow Guinea Ltd. and Dana Petroleum (E&P) Ltd.). Under the Settlement and Release, we released all claims against Tullow and Dana and Tullow and Dana (i) issued to the Government of Guinea a notice of withdrawal from the Concession and PSC effective immediately, (ii) transferred their interest in the long lead items previously purchased by the Consortium in preparation for the drilling of the Fatala well, and agreed to pay net cash of $686,570 to us. We also agreed to pay Dana a success fee based upon the certified reserves of the Fatala well if it results in a discovery. We will record the long lead items and a gain once they have been inspected and appropriately valued.

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

	High	Low
Fiscal 2016:
Fourth Quarter	$0.60	$0.36
Third Quarter	1.24	0.39
Second Quarter	1.98	0.80
First Quarter	0.90	0.53
Fiscal 2015:
Fourth Quarter	$1.30	$0.39
Third Quarter	0.90	0.17
Second Quarter	1.75	0.77
First Quarter	3.25	1.78

        On September 16, 2016, the last price for our common stock as reported by the OTCQX was $1.14 per share, and there were approximately 57 stockholders of record of the common stock.

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

Equity Compensation Plan Information

        The following table gives aggregate information under all equity compensation plans of Hyperdynamics as of June 30, 2016.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A)
	A	B	C
Equity compensation plans approved by security holders	1,016,997	$5.03	945,710
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	1,016,997	$5.03	945,710

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

        On February 18, 2010, at our annual meeting of stockholders, the board of directors and stockholders approved the 2010 Plan. Subsequently, on February 17, 2012, the 2010 Plan was amended to increase the maximum shares issuable under the 2010 Plan from 625,000 shares to 1,250,000 shares and again on January 27, 2016, at our annual meeting of stockholders, the stockholders approved amending the 2010 Plan to increase the number of shares available for issuance by 750,000 shares to 2,000,000 shares.

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

        The following table provides a reconciliation of the securities remaining available for issuance as of June 30, 2016 under the 2010 Plan:

2010 Plan
Shares available for issuance, June 30, 2015	44,503
Stock options granted	(183,860)
Restricted stock granted	—
Stockholder approved increase in shares issuable	750,000
Previously issued options cancelled or expired	335,067

Shares available for issuance, June 30, 2016	945,710

Item 6.    Selected Financial Data

	Year ended June 30,
(In thousands, except earnings per share data)	2016	2015
Revenue	$—	$—
Full-Cost ceiling test write-down	$(14,331)	$—
Loss from operations	$(22,846)	$(13,394)
Net loss	$(22,846)	$(13,392)
Basic loss per common share	$(1.09)	$(0.64)
Diluted loss per common share	$(1.09)	$(0.64)
Weighted Average Shares Outstanding	21,047	21,047
Cash and cash equivalents	$10,327	$18,374
Oil and Gas Properties	$—	$14,311
Total Assets	$11,678	$34,096
Long-Term Liabilities	$—	$—
Shareholder's Equity	$9,935	$32,428

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

        Our operating plan within the next 12 months includes the following:

  •
  Guinea and commence preparations for drilling of the exploration well.

  •
  Consider financing alternatives and other measures to pursue our exploration objectives offshore Guinea.

Analysis of changes in financial position

        Our current assets decreased by $7,998,000 from $19,625,000 on June 30, 2015 to $11,627,000 on June 30, 2016. The decrease in current assets is primarily due to cash used for general and administrative expenditures, including costs incurred on legal matters.

        Our long-term assets decreased $14,420,000, from $14,471,000 on June 30, 2015, to $51,000 on June 30, 2016. This decrease was primarily due to our fully impairing the $14,331,000 of unproved oil and gas properties as of March 31, 2016 and also to the year over year depreciation of our fixed assets.

        Our current liabilities increased $75,000, from $1,668,000 on June 30, 2015 to $1,743,000 on June 30, 2016.

        We had no long-term liabilities at June 30, 2015 or at June 30, 2016.

Results of Operations

        Based on the factors discussed below, the net loss attributable to common shareholders for the year ended June 30, 2016, increased $9,452,000, to a net loss of $22,846,000, or $1.09 per share in 2016 from a net loss of $13,392,000, or $0.64 per share in 2015.

Reportable segments

        We have one reportable segment: our international oil and gas exploration activities in Guinea conducted through our subsidiary SCS.

Comparison for Fiscal Years 2016 and 2015

        Revenues.    There were no revenues for the years ended June 30, 2016 and 2015.

        Depreciation.    Depreciation decreased 54%, or $128,000, from fiscal 2015 to fiscal 2016. Depreciation expense was $109,000 and $237,000 in the years ended June 30, 2016 and 2015, respectively. The decrease is primarily attributed to no asset additions in the current year and a portion of assets used in the prior year being fully depreciated in the current year.

        Full impairment of unproved oil and gas properties.    At March 31, 2016, we fully impaired our unproved oil and gas properties as discussed in Note 3, Investment in Oil and Gas Properties, which totaled $14.3 million.

        General, Administrative and Other Operating Expenses.    Our general, administrative and other operating expenses were $8.4 million and $13.2 million for the years ended June 30, 2016 and 2015, respectively. This represents a decrease of 36% or, $4.8 million from fiscal 2015 to fiscal 2016. The $4.8 million decrease in expense was attributable to a decrease in legal and other professional fees of $3.4 million, which can be attributed primarily to a decrease in legal and other professional fees related to the FCPA investigations ($5.0 million) offset somewhat by increased legal and other professional fees related to our lawsuits against Tullow and Dana ($1.6 million). Additionally, we had a decrease in personnel related costs of approximately $1.8 million, which can be attributed to a decline in headcount as a result of fiscal 2015 and 2016 staff reductions. These factors resulting in decreased costs were partially offset by a partial year increase in our Director and Officer insurance costs of approximately $0.4 million.

        Loss from Continuing Operations.    Primarily as a result of the decrease in general and administrative expenses of $4,777,000, offset by the full impairment of unproved oil and gas properties of $14,331,000, our loss from continuing operations increased by $9,454,000, from $13,392,000 in the year ended June 30, 2015 to $22,846,000 for the year ended June 30, 2016.

Liquidity and Capital Resources

General

	Year Ended June 30,
	2016	2015
Net cash used in operating activities	$(8,027)	$(16,833)
Net cash used in investing activities	(20)	(63)
Net cash provided by financing activities	—	—

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(8,047)	(16,896)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	18,374	35,270

CASH AND CASH EQUIVALENTS AT END OF YEAR	$10,327	$18,374

Operating Activities

        Net cash used in operating activities for the year ended June 30, 2016 was $8.0 million compared to $16.8 million for the year ended June 30, 2015. The decrease in cash used in operating activities is primarily attributable to our $4.8 million decrease in General, administrative and other operating expenses and by changes in working capital during the periods, primarily a $4.1 million working capital change in accounts payable in the current year when compared to the previous year.

Investing Activities

        Net cash used in investing activities for the year ended June 30, 2016 was $(20) thousand compared to $(63) thousand in the year ended June 30, 2015.

Financing Activities

        There was no cash provided by financing activities during the years ended June 30, 2016 and 2015.

Liquidity

        On June 30, 2016, we had $10.3 million in cash and $1.7 million in liabilities, all of which are current. We plan to use our existing cash to fund our general corporate needs and our expenditures associated with the Concession.

        While the DOJ and SEC investigations are resolved, the investigations were costly and adversely affected our liquidity. We incurred approximately $7.5 million in legal and professional fees related to these investigations in the year ended June 30, 2014, approximately $5.2 million in the year ended June 30, 2015, and approximately $0.1 million in the year ended June 30, 2016 for a total of $12.8 million. The legal and professional fees related to legal actions taken against Tullow and Dana, as described in Note 8, could materially affect our liquidity.

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

        The second and final exploration period may be extended with two months' notice prior to September 2016 to the Minister of Mines and Geology of Guinea for up to one additional year beyond September 2016 to allow the completion of a well in progress and for up to two additional years to allow the completion of the appraisal of any discovery made. Additionally, to satisfy the September 2013-2016 work requirement, one exploration well is required to be drilled, which is to be commenced by the end of September 2016, to a minimum depth of 2,500 meters below seabed.

        On September 15, 2016, we executed a second amendment to our Production Sharing Contract where we received a one (1) year extension to September 22, 2017 and confirmed we are the holder of 100% and Operator of the Concession.

        In turn, we agreed to drill one (1) exploratory well to a minimum depth of 2,500 meters below the seabed with a projected commencement of April 2017 and a budget of approximately $46,000,000.

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

Contractual Commitments and Obligations

Disclosure of Contractual Obligations as of June 30, 2016

	Payments due by period ($thousands)
Contractual Obligations(1):	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Operating Lease Obligations	$1,506	$—	$791	$715	$—

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

        We assess unproved property on a quarterly basis for possible impairment or reduction in value. We assess properties on an individual basis or as a group if properties are individually insignificant. The assessment includes consideration of the following factors, among others: intent to drill; remaining lease term under our concession; geological and geophysical evaluations; drilling results and activity; the assignment of proved reserves; and the economic viability of development if proved reserves are assigned. We assess our unproved properties on a country-by-country basis. During any period in which these factors indicate impairment, the adjustment is recorded through earnings of the period. As of March 31, 2016, based on our impairment assessment, we fully impaired the $14,331,000 of unproved oil and gas properties. At June 30, 2016, we had no capitalized costs associated with our Guinea operations.

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

        Management assessed the effectiveness of the Company's internal control over financial reporting as of June 30, 2016. In making this assessment, management used the criteria for internal control over financial reporting described in Internal Control—Integrated Framework (2013) by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Management's assessment included an evaluation of the design of the Company's internal control over financial reporting and testing of the operating effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of the Company's Board of Directors. Based on this assessment, management has concluded that, as of June 30, 2016, the Company's internal control over financial reporting was effective.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Hyperdynamics Corporation
Houston, Texas

        We have audited the accompanying consolidated balance sheets of Hyperdynamics Corporation and subsidiaries (the "Company") as of June 30, 2016 and 2015, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting as of June 30, 2016. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting as of June 30, 2016. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hyperdynamics Corporation and subsidiaries as of June 30, 2016 and 2015, and the results of their consolidated operations and their consolidated cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

/s/ Hein & Associates LLP

Houston, Texas
September 22, 2016

HYPERDYNAMICS CORPORATION

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Number of Shares and Per Share Amounts)

	June 30, 2016	June 30, 2015
ASSETS
Current assets:
Cash and cash equivalents	$10,327	$18,374
Prepaid expenses	1,294	1,170
Other current assets	6	81

Total current assets	11,627	19,625
Property and equipment, net of accumulated depreciation of $2,075 and $1,983	51	160
Unproved oil and gas properties excluded from amortization (Full-Cost method)	—	14,311

	51	14,471

Total assets	$11,678	$34,096

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities—Accounts payable and accrued expenses	$1,743	$1,668

Commitments and contingencies (Note 8)	—	—
Shareholders' equity:
Preferred stock, $0.001 par value; 20,000,000 authorized, 0 shares issued and outstanding	—	—
Common stock, $0.001 par value, 43,750,000 shares authorized; 21,046,591 shares issued and outstanding	169	169
Additional paid-in capital	317,757	317,404
Accumulated deficit	(307,991)	(285,145)

Total shareholders' equity	9,935	32,428

Total liabilities and shareholders' equity	$11,678	$34,096

The accompanying notes are an integral part of these consolidated financial statements.

HYPERDYNAMICS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Number of Shares and Per Share Amounts)

	Years Ended June 30,
	2016	2015
Costs and expenses:
Depreciation	$109	$237
General, administrative and other operating	8,406	13,157
Full impairment of unproved oil and gas properties	14,331	—

Loss from operations	(22,846)	(13,394)

Other income (expense):
Interest income	—	2

Total other income (expense)	—	2

Loss before income tax	(22,846)	(13,392)
Income tax	—	—

Net loss	$(22,846)	$(13,392)

Basic and diluted loss per common share	$(1.09)	$(0.64)

Weighted average shares outstanding—basic and diluted	21,046,591	21,046,591

The accompanying notes are an integral part of these consolidated financial statements.

HYPERDYNAMICS CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(In Thousands, Except Number of Shares)

	Common Stock
			Additional Paid- in Capital	Accumulated Deficit
	Shares	Amount			Total
Balance, July 1, 2014	21,046,591	$169	$316,760	$(271,753)	$45,176

Net loss	—	—	—	(13,392)	(13,392)
Amortization of fair value of stock options	—	—	644	—	644

Balance, June 30, 2015	21,046,591	$169	$317,404	$(285,145)	$32,428

Net loss	—	—	—	(22,846)	(22,846)
Amortization of fair value of stock options	—	—	353	—	353

Balance, June 30, 2016	21,046,591	$169	$317,757	$(307,991)	$9,935

The accompanying notes are an integral part of these consolidated financial statements.

HYPERDYNAMICS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Years Ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(22,846)	$(13,392)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	109	237
Full Impairment of unproved oil and gas properties	14,331	—
Stock based compensation	353	644
Changes in operating assets and liabilities:
Increase in Prepaid expenses	(124)	(338)
(Increase) decrease in Other current assets	75	(2)
Increase (decrease) in Accounts payable and accrued expenses	75	(3,982)

Net cash used in operating activities	(8,027)	(16,833)

CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of property and equipment	—	1
Investment in oil and gas properties	(20)	(64)

Net cash used in investing activities	(20)	(63)

DECREASE IN CASH AND CASH EQUIVALENTS	(8,047)	(16,896)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	18,374	35,270

CASH AND CASH EQUIVALENTS AT END OF YEAR	$10,327	$18,374

SUPPLEMENTAL DISCLOSURES:
Interest paid in cash	$—	$—
Income taxes paid in cash	$—	$—
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Accounts payable for oil and gas property	$—	$(12)

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

Status of our Business

        We have no source of operating revenue and there is no assurance when we will, if ever. On June 30, 2016, we had $10.3 million in cash, and $1.7 million in liabilities, all of which are current liabilities. We plan to use our existing cash to fund our general corporate needs and our expenditures associated with the Concession.

        On December 31, 2012, we closed a sale to Tullow, a subsidiary of Tullow Oil plc, of a 40% gross interest in the Concession. Through June 30, 2016, we held a 37% participating interest, with Dana Petroleum, PLC ("Dana"), which is a subsidiary of the Korean National Oil Corporation, holding the remaining 23% interest in the Concession. We refer to Tullow, Dana and us in the Concession as the "Consortium".

        Pursuant to the Share Purchase Agreement ("Tullow SPA") between Tullow and us, Tullow agreed to pay our entire participating interest share of expenditures associated with joint operations in the Concession up to a gross expenditure cap of $100 million incurred during the carry period that began on September 21, 2013. Additionally, Tullow agreed to pay our participating interest share of future costs for the drilling of an appraisal of the initial exploration well, if drilled, up to a gross expenditure cap of $100 million.

        We signed a non-binding Memorandum of Understanding with the Government of Guinea on August 19, 2016 and a second amendment to the PSC ("2016 Amendment") on September 15, 2016. As more fully described below, the 2016 Amendment gave us a one year extension to the PSC to September 22, 2017 ("PSC Extension Period"). During the PSC Extension Period, we agreed to drill an exploration well to a minimum depth of two thousand five hundred (2,500) meters below the seabed for an estimated amount of forty six million US Dollars ($46,000,000 USD). The projected commencement date of drilling of the exploration well is April 2017 with a currently estimated time to completion of 42 days. Additional exploration wells may be drilled during the PSC Extension Period. If the well is not drilled within the PSC Extension Period, we will owe the Government of Guinea the difference between the actual expenditures related to the well and U.S. $46,000,000. Failure to comply

HYPERDYNAMICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

with the drilling and other obligations of the PSC as amended subjects us to financial penalties and a risk of loss of the Concession.

        The continued delays have affected adversely the ability to explore the Concession and reduces the attractiveness of the Concession to prospective industry participants and financing sources. While we currently hold 100% of the Concession, it is unknown whether we will be able to raise the necessary funds to drill the exploratory well during the PSC Extension Period.

        As described in Note 8, SCS filed parallel actions on January 11, 2016, in the United States District Court for the Southern District of Texas and before the American Arbitration Association ("AAA") against Tullow and Dana. The legal actions sought (1) a determination that Tullow and Dana are in breach of their contractual obligations and (2) orders requiring Tullow and Dana to move forward with well drilling activities offshore Guinea. In addition, the arbitration action seeks the damages caused by the repeated delays in well drilling resulting from the activities of Tullow and Dana. On January 28, 2016, the action in the Federal District Court was voluntarily dismissed by us and refiled in District Court in Harris County, Texas (the "Texas District Court"). On February 8, 2016 Tullow and Dana removed the case to Federal District Court. On February 2, 2016, SCS filed an Application for Emergency Arbitrator and Interim Measures of Protection and requested the following relief: (a) expedite discovery prior to the constitution of the arbitral tribunal; (b) provide that the time period permitted by the parties' arbitration agreement for the selection of the arbitrators and the filing of any responsive pleadings or counterclaims be accelerated; (c) require Tullow, as the designated operator under the JOA, to maintain existing "well-planning activities"; (d) require Tullow to undertake and complete certain planning activities; and (e) require Tullow and Dana to join with SCS in completing the negotiation of an acceptable amendment to the PSC and to agree to a process that will result in the execution of the amendment. With the exception of limited relief regarding discovery and agreement by Tullow to maintain certain well plan readiness, the Emergency Arbitrator ruled on February 17, 2016 that SCS is not entitled to the emergency injunctive relief it requested. Further, the Emergency Arbitrator enjoined all parties to the dispute from pursuing parallel Federal District Court proceeding. The Federal District Court action was voluntarily stayed by us on February 12, 2016.

        Subsequently, on August 15, 2016, we entered into a Settlement and Release Agreement with Tullow and Dana ("Settlement and Release") with respect to our dispute in arbitration (American Arbitration Association, Case No: 01-16-0000-0679, styled SCS Corporation Ltd v. Tullow Guinea Ltd. and Dana Petroleum (E&P) Ltd.). Under the Settlement and Release, we released all claims against Tullow and Dana and Tullow and Dana (i) issued to the Government of Guinea a notice of withdrawal from the Concession and PSC effective immediately, (ii) transferred their interest in the long lead items previously purchased by the Consortium in preparation for the drilling of the Fatala well, and agreed to pay net cash of $686,570 to us. We also agreed to pay Dana a success fee based upon the certified reserves of the Fatala well if it results in a discovery. We will record the long lead items and a gain once they have been inspected and appropriately valued.

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

Principles of Consolidation

        The accompanying consolidated financial statements include the accounts of Hyperdynamics and its direct and indirect wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States and the rules of the Securities and Exchange Commission (SEC).

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

        The calculation of the Full-Cost Ceiling Test is based on estimates of proved reserves. There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting the future rates of production, timing, and plan of development. The accuracy of any reserves estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Results of drilling, testing, and production subsequent to the date of the estimate may justify revision of such estimates. Accordingly, reserves estimates are often different from the quantities of oil and natural gas that are ultimately recovered. We have no proved reserves. We recognized a $14.3 million Full-Cost Ceiling test write-down in the year ended June 30, 2016. No Full-Cost Ceiling test write-down was recognized in the year ended June 30, 2015.

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

        Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon ultimate settlement. Unrecognized tax benefits are tax benefits claimed in our tax returns that do not meet these recognition and measurement standards. As of June 30, 2016 and 2015, the Company has unrecognized tax benefits totaling $5.5 million.

        Our policy is to recognize potential accrued interest and penalties related to unrecognized tax benefits within income tax expense. For the years ended June 30, 2016 and 2015, we did not recognize any interest or penalties in our consolidated statements of operations, nor did we have any interest or penalties accrued on our consolidated balance sheets at June 30, 2016 and 2015 relating to unrecognized benefits.

        The tax years 2011-2015 remain open to examination for federal income tax purposes and by the other major taxing jurisdictions to which we are subject.

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

        All potential dilutive securities, including potentially dilutive options, warrants and convertible securities, if any, were excluded from the computation of dilutive net loss per common share for the years ended June 30, 2016, and 2015, respectively, as their effects are antidilutive due to our net loss for those periods.

        Stock options to purchase approximately 1.0 million common shares at an average exercise price of $5.03 were outstanding at June 30, 2016. Using the treasury stock method, had we had net income,

HYPERDYNAMICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

approximately 25 thousand common shares attributable to our outstanding stock options would have been included in the fully diluted earnings per share for the year ended June 30, 2016.

        Stock options to purchase approximately 1.2 million common shares at an average exercise price of $7.43 and warrants to purchase approximately 0.03 million shares of common stock at an average exercise price of $12.64 were outstanding at June 30, 2015. Using the treasury stock method, had we had net income, approximately four hundred common shares attributable to our outstanding stock options would have been included in the fully diluted earnings per share calculation for the year ended June 30, 2015. There would have been no dilution attributable to our outstanding warrants to purchase common shares. Had we had net income, approximately four thousand common shares attributable to restricted stock awards would have been included in the fully diluted earnings per share for the year ended June 30, 2015.

Contingencies

        We are subject to legal proceedings, claims and liabilities. We accrue for losses associated with legal claims when such losses are probable and can be reasonably estimated. These accruals are adjusted as additional information becomes available or circumstances change. Legal fees are charged to expense as they are incurred. See Note 8 for more information on legal proceedings.

Foreign currency gains and losses from current operations

        In accordance with ASC Topic 830, Foreign Currency Matters, the functional currency of our international subsidiaries is the U.S. Dollar. Gains and losses from foreign currency transactions arising from operating assets and liabilities are included in general, administrative and other operating expense, have not been significant. Net foreign currency transaction gains (losses) were ($3) thousand and ($0.1) million for the years ended June 30, 2016 and 2015, respectively.

Subsequent Events

        The Company evaluated all subsequent events from June 30, 2016 through the date of issuance of these financial statements.

2. PROPERTY AND EQUIPMENT

        A summary of property and equipment as of June 30, 2016 and 2015 is as follows:

		June 30,
(in thousands)	Useful Life	2016	2015
Computer equipment and software	3 years	$1,285	$1,302
Office equipment and furniture	5 years	307	307
Leasehold improvements	3 years	534	534

Total Cost		2,126	2,143
Less—Accumulated depreciation		(2,075)	(1,983)

		$51	$160

HYPERDYNAMICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. PROPERTY AND EQUIPMENT (Continued)

        We review assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. As of June 30, 2016 and 2015, there were no impairments of property and equipment.

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

        We exclude capitalized costs of unproved oil and gas properties from amortization until evaluated. Geological and geophysical information pertaining to the Guinea concession was collected and evaluated and no reserves have been attributed to the Concession. In February 2012, we completed the drilling of the Sabu-1 well, which was determined to be non-commercial. As a result, we evaluated certain geological and geophysical related costs in unproved properties along with the drilling costs of the Sabu-1 well totaling $116.8 million and determined that these properties were subject to the Full-Cost Ceiling Test. As we have no proved reserves to include in the Full-Cost Ceiling Test, the entire $116.8 million resulted in a Full-Cost Ceiling Test write-down of our unproved oil and gas properties. As of March 31, 2016, based on our impairment assessment, we fully impaired the $14,331,000 of unproved oil and gas properties. This impairment assessment was based on the continued impasse by our members of the Consortium to resume petroleum operations and drill the next exploration obligation well, which needs to be commenced by the end of September 2016, and our inability to get interim injunctive relief from the American Arbitration Association requiring Tullow and Dana to join with SCS in the negotiation of an acceptable amendment to the PSC and to agree to a process that would result in the execution of the amendment which we hoped would have led to the resumption of petroleum operations. Thus, we believe all legal measures to require Tullow and Dana to drill the planned exploration well have been exhausted. Despite this impairment, we continued to pursue any avenues in order to begin drilling activities in our Concession.

HYPERDYNAMICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. INVESTMENT IN OIL AND GAS PROPERTIES (Continued)

        The following table provides detail of total capitalized costs for our Guinea Concession as of June 30, 2016 and 2015 (in thousands):

	June 30, 2016	June 30, 2015
Oil and Gas Properties:
Unproved oil and gas Properties	$—	$14,311
Other Equipment Costs	—	—

Unproved properties not subject to amortization	$—	$14,311

        During the year ended June 30, 2016, our oil and gas property balance increased by $20 thousand to $14,331,000 as a result of additional geological and geophysical costs incurred.

        Subsequently on August 19, 2016, we signed a non-binding Memorandum of Understanding with the Government of Guinea and executed a Second Amendment to the PSC ("2016 Amendment") on September 15, 2016. The 2016 Amendment, upon receipt of a Presidential Decree, will give us a one year extension to the second exploration period of the PSC to September 22, 2017 ("PSC Extension Period"). In addition to clarifying certain elements of the PSC, we agreed in the 2016 Amendment to drill one (1) exploratory well to a minimum depth of 2,500 meters below the seabed within the PSC Extension Period with a projected commencement date of April 2017 (the "Extension Well") with the option of drilling additional wells. If the Extension Well is not drilled within the PSC Extension Period, we will owe the Government of Guinea the difference between the actual expenditures in Guinea related to the well and $46,000,000. Fulfillment of the work obligations exempts us from the expenditure obligations during the PSC Extension Period.

        In turn, we will retain only an area equivalent to approximately 5,000 square kilometers in the Guinea offshore and will provide the Government of Guinea: (1) A parent company guarantee for the well obligation, (2) monthly progress reports and a reconciliation of budget to actual expenditures, (failure to provide the reports and assurances on a timely basis in a notice of termination with a 30 day period to cure), and (3) guarantees to Guinea that (a) no later than January 21, 2017 we will provide a mutually acceptable security for $5,000,000 on terms customary in international petroleum operations, provided that this security is to be released at the time the drilling rig for the Extension Well is on location offshore Guinea, and (b) no later than April 12, 2017, we will deliver a mutually acceptable security for the difference between $46,000,000 and the amount spent to date on the Extension Well. For the purposes of calculation for this clause, however, only costs spent for services and goods provided in Guinea shall be taken into account until the drilling rig to be used in the drilling of the Extension Well is located in the territorial waters of the Republic of Guinea. If we do not provide either security by the specified dates, the Government of Guinea may terminate the PSC immediately and without prior notice to remedy such deficiency.

        Additionally, we agreed to limit the cost recovery pool to date to our share of expenditures in the PSC since 2009 (estimated to be approximately $150,000,000) and move into the territory of Guinea the long lead items we received in the Settlement Agreement that are currently in Takoradi, Ghana for the drilling of the Extension Well by January 31, 2017. Finally, we agreed to allocate and administer a training budget during the PSC Extension Period for the benefit of the Guinea National Petroleum Office of $250,000 in addition to any unused portion of the training program under Article 10.3 of the PSC, estimated to be approximately $500,000.

HYPERDYNAMICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. INVESTMENT IN OIL AND GAS PROPERTIES (Continued)

        Failure to comply with the drilling and other obligations of the PSC as amended subjects us to financial penalties and a risk of loss of the Concession. The continued delays have affected adversely the ability to explore the Concession and reduces the attractiveness of the Concession to prospective industry participants and financing sources. While we currently hold 100% of the Concession, it is unknown whether we will be able to raise the necessary funds to drill the exploratory well during the PSC Extension Period.

4. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

        Accounts payable and accrued expenses as of June 30, 2016 and 2015 include the following (in thousands):

	2016	2015
Accounts payable—trade	$1,361	$1,157
Accounts payable—legal costs	61	342
Accrued payroll	321	169

	$1,743	$1,668

        The single largest payable in the Accounts payable trade balances is for the yearly Director & Officer Insurance renewal and was $1.3 million and $1.1 million for 2016 and 2015, respectively.

5. INCOME TAXES

        Federal Income taxes are not currently due since Hyperdynamics has had losses since inception. Components of deferred tax assets as of June 30, 2016 and 2015 are as follows (in thousands):

	2016	2015
Current deferred tax assets:
Other current deferred tax assets	$—	$—

Total current temporary differences	—	—
Less: valuation allowance	—	—

Net current deferred tax assets	$—	$—

Non-current deferred tax assets
Stock compensation	$2,464	$2,389
Property and Equipment	69	164
Oil and gas properties	21,504	16,503
Capital loss	144	144

Total non-current deferred tax assets	$24,181	$19,200

Non-current deferred tax liabilities
Property and Equipment	—	—

Net operating losses	36,138	34,128

	60,319	53,328
Less: valuation allowance	(60,319)	(53,328)

Net non-current deferred tax assets (liabilities)	$—	$—

HYPERDYNAMICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. INCOME TAXES (Continued)

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

        Hyperdynamics has U.S. net operating loss carryforwards of approximately $115.8 million at June 30, 2016. The U.S. net operating losses contain excess tax benefits related to stock compensation in the amount of $2.2 million which have not been included in the financial statements.

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

        The difference between the statutory tax rates and our effective tax rate is primarily due to the valuation allowance applied against our deferred tax assets generated by net operating losses. A reconciliation of the actual taxes to the U.S. statutory tax rate for the years ended June 30, 2016 and 2015 is as follows (in thousands):

	2016	2015
Income tax (benefit) at the statutory federal rate (35%)	$(7,996)	$(4,687)
Increase (decrease) resulting from nondeductible stock compensation	56	172
Foreign Rate Differential	914	1,885
Other, net	35	21
Change in valuation allowance	6,991	2,609

Net income tax expense	$—	$—

HYPERDYNAMICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. INCOME TAXES (Continued)

        The following table summarizes the activity related to our gross unrecognized tax benefits from July 1, 2014 to June 30, 2016 (in thousands):

Federal, State and Foreign Tax
(In thousands)
Balance at July 1, 2014	$5,485

Additions to tax positions related to the current year	—
Additions to tax positions related to prior years	—
Statute expirations	—

Balance at June 30, 2015	$5,485

Additions to tax positions related to the current year	—
Additions to tax positions related to prior years	—
Statute expirations	—

Balance at June 30, 2016	$5,485

        The total unrecognized tax benefits that, if recognized, would affect our effective tax rate was $5,485,000 for the years ended June 30, 2016 and June 30, 2015.

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

6. SHAREHOLDERS' EQUITY

Common Stock issuances

        There were no stock options or warrants exercised during the years ended June 30, 2016 or 2015.

7. SHARE-BASED COMPENSATION

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

HYPERDYNAMICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. SHARE-BASED COMPENSATION (Continued)

stockholders, the stockholders approved amending the 2010 Plan to increase the number of shares available for issuance by 750,000 shares.

        The 2010 Plan provides for the grants of shares of common stock, restricted stock or incentive stock options and/or nonqualified stock options to purchase our common stock to selected employees, directors, officers, agents, consultants, attorneys, vendors and advisors of ours' or of any parent or subsidiary thereof. Shares of common stock, options, or restricted stock can only be granted under this plan within 10 years from the effective date of February 18, 2010. A maximum of 2,000,000 shares are issuable under the 2010 Plan and at June 30, 2016, 945,710 shares remained available for issuance.

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

        The following table provides information about options during the years ended June 30:

	2016	2015
Number of options granted	183,860	476,106
Compensation expense recognized	$352,653	$643,980
Compensation cost capitalized	—	—
Weighted average grant-date fair value of options outstanding	$5.03	$5.13

HYPERDYNAMICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. SHARE-BASED COMPENSATION (Continued)

        The following table details the significant assumptions used to compute the fair market values of employee and director stock options granted during the years ended June 30:

	2016	2015
Risk-free interest rate	0.36 - 1.01%	0.07 - 0.93%
Dividend yield	0%	0%
Volatility factor	109 - 148%	65 - 216%
Expected life (years)	0.5 - 2.875	0.5 - 2.875

        Summary information regarding employee stock options issued and outstanding under all plans as of June 30, 2016 is as follows:

	Options	Weighted Average Share Price	Aggregate intrinsic value	Weighted average remaining contractual life (years)
Options outstanding at July 1, 2014	1,441,727	$8.76	$8,327	3.14
Granted	476,106	1.40
Exercised	—	—
Forfeited	(517,853)	4.21
Expired	(218,026)	10.71

Options outstanding at June 30, 2015	1,181,954	$7.43	$—	3.39

Granted	183,860	0.54
Exercised	—	—
Forfeited	(39,175)	1.39
Expired	(309,642)	12.01

Options outstanding at June 30, 2016	1,016,997	$5.03	$—	3.19

Options exercisable at June 30, 2016	919,396	$5.50	$—	3.00

HYPERDYNAMICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. SHARE-BASED COMPENSATION (Continued)

Options outstanding and exercisable as of June 30, 2016

Exercise Price	Outstanding Number of Shares	Remaining Life	Exercisable Number of Shares
$0.42 - 4.00	71,250	1 year	71,250
$0.42 - 4.00	78,855	2 years	78,855
$0.42 - 4.00	197,390	3 years	197,390
$0.42 - 4.00	348,954	4 years	333,963
$0.42 - 4.00	82,610	5 years	—
$4.01 - 10.00	97,938	1 year	97,938
$4.01 - 10.00	9,000	2 years	9,000
$4.01 - 10.00	4,062	3 years	4,062
$4.01 - 10.00	18,250	4 years	18,250
$10.01 - 20.00	1,875	1 year	1,875
$10.01 - 20.00	28,750	4 years	28,750
$20.01 - 30.00	1,250	1 year	1,250
$20.01 - 30.00	31,000	4 years	31,000
$30.01 - 40.00	16,250	1 year	16,250
$30.01 - 40.00	25,813	5 years	25,813
$40.01 - 50.00	3,750	5 years	3,750

	1,016,997		919,396

HYPERDYNAMICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. SHARE-BASED COMPENSATION (Continued)

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

        At June 30, 2016, there was $31 thousand of unrecognized compensation costs related to non-vested share based compensation arrangements granted to employees under the plans. During 2016, a total of 449,904 options, with a weighted average grant date fair value of $1.10 per share, vested in accordance with the underlying agreements. Unvested options at June 30, 2016 totaled 97,601 with a weighted average grant date fair value of $5.50, an amortization period of one to two years and a weighted average remaining life of 4.91 years. At June 30, 2015, there was $0.4 million of unrecognized compensation costs related to non-vested share based compensation arrangements granted to employees under the plans. During 2015, a total of 377,274 options, with a weighted average grant date fair value of $3.76 per share, vested in accordance with the underlying agreements. Unvested options at June 30, 2015 totaled 427,826 with a weighted average grant date fair value of $10.95, an amortization period of one to two years and a weighted average remaining life of 4.83 years.

Restricted Stock

        The fair value of restricted stock awards classified as equity awards is based on the Company's stock price as of the date of grant. Such awards do not grant any rights as a shareholder of the company until a certificate for the vested shares of common stock has been issued. During the year ended June 30, 2015, all such awards were forfeited with compensation expense forfeiture credits of approximately $46 thousand recorded. No new grants have been issued, and none are outstanding at June 30, 2016.

HYPERDYNAMICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. SHARE-BASED COMPENSATION (Continued)

Warrants

        The exercise price of the warrants may be adjusted in the case of stock splits, stock dividends or combinations of shares, or in the event the Company issues rights, options or warrants to all holders of the Company's common stock with an exercise or purchase price less than the volume weighted average price of the Company's shares on the record date. The warrants are considered indexed to our common stock and therefore are not considered a derivative. The fair value of the warrants was determined using the Black-Scholes option pricing model. The last of the previously granted outstanding warrants expired in October 2015, and there were no warrants granted or exercised in the years ended June 30, 2016 and 2015. Accordingly, there were no warrants outstanding at the year ended June 30, 2016

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

HYPERDYNAMICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. COMMITMENTS AND CONTINGENCIES (Continued)

Tullow and Dana Legal Actions

        On January 11, 2016, we filed legal actions against members of the Consortium under the Joint Operating Agreement governing the oil and gas exploration rights offshore Guinea ("JOA") in the United States District Court for the Southern District of Texas and before the AAA against Tullow for their failure to meet their obligations under the JOAC. On January 28, 2016, the action in the Federal District Court was voluntarily dismissed by us and refiled in District Court in Harris County, Texas. On February 8, 2016 Tullow and Dana removed the case to Federal District Court.

        On February 2, 2016, SCS filed an Application for Emergency Arbitrator and Interim Measures of Protection and requested the following relief: (a) expedite discovery prior to the constitution of the arbitral tribunal; (b) provide that the time period permitted by the parties' arbitration agreement for the selection of the arbitrators and the filing of any responsive pleadings or counterclaims be accelerated; (c) require Tullow, as the designated operator under the JOA, to maintain existing "well-planning activities"; (d) require Tullow to undertake and complete certain planning activities; and (e) require Tullow and Dana to join with SCS in completing the negotiation of an acceptable amendment to the PSC and to agree to a process that will result in the execution of the amendment. With the exception of limited relief regarding discovery and agreement by Tullow to maintain certain well plan readiness, the Emergency Arbitrator ruled on February 17, 2016, that SCS is not entitled to the emergency injunctive relief it requested. Further, the Emergency Arbitrator enjoined all parties to the dispute from pursuing parallel District Court proceedings. On February 12, 2016, the case was voluntarily stayed by us.

        The AAA action sought (1) a determination that Tullow and Dana are in breach of their contractual obligations and (2) the damages caused by the repeated delays in well drilling caused by the activities of Tullow and Dana. We determined to bring the legal actions only after it became apparent that Tullow and Dana would not move forward, despite many opportunities to do so, with petroleum operations.

        Subsequently, on August 15, 2016, we entered into a Settlement and Release Agreement with Tullow and Dana ("Settlement and Release") with respect to our dispute in arbitration (American Arbitration Association, Case No: 01-16-0000-0679, styled SCS Corporation Ltd v. Tullow Guinea Ltd. and Dana Petroleum (E&P) Ltd.). Under the Settlement and Release, we released all claims against Tullow and Dana and Tullow and Dana (i) issued to the Government of Guinea a notice of withdrawal from the Concession and PSC effective immediately, (ii) transferred their interest in the long lead items previously purchased by the Consortium in preparation for the drilling of the Fatala well, and agreed to pay net cash of $686,570 to us. We also agreed to pay Dana a success fee based upon the certified reserves of the Fatala well if it results in a discovery. We will record the long lead items and a gain once they have been inspected and appropriately valued.

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

HYPERDYNAMICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. COMMITMENTS AND CONTINGENCIES (Continued)

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

HYPERDYNAMICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. COMMITMENTS AND CONTINGENCIES (Continued)

        The following is a schedule by years of minimum future rental payments required under operating leases that have initial or remaining non-cancellable lease terms in excess of one year as of June 30, 2016 (in thousands):

Years ending June 30:
2017	$392
2018	399
2019	406
2020	309

Total minimum payments required	$1,506

        Rent expense included in loss from operations for the years ended June 30, 2016 and 2015 was $0.4 million and $0.3 million, respectively in each year.

9. SUBSEQUENT EVENTS

        On August 15, 2016, we entered into a Settlement and Release Agreement with Tullow and Dana ("Settlement Agreement") that gave us 100% of the interest under the PSC, property useful in the drilling of an exploratory well, and cash, in return for a mutual release of all claims. We will record the property received and a gain once they have been inspected and appropriately valued.

        On August 19, 2016, we signed a non-binding Memorandum of Understanding with the Government of Guinea and executed a Second Amendment to the PSC ("2016 Amendment") on September 15, 2016. As more fully described below, upon receipt of a Presidential Decree, the 2016 Amendment will give us a one year extension to the second exploration period of the PSC to September 22, 2017 ("PSC Extension Period"). In addition to clarifying certain elements of the PSC, we agreed in the 2016 Amendment to drill one (1) exploratory well to a minimum depth of 2,500 meters below the seabed within the PSC Extension Period with a projected commencement date of April 2017 (the "Extension Well") with the option of drilling additional wells. If the Extension Well is not drilled within the PSC Extension Period, we will owe the Government of Guinea the difference between the actual expenditures in Guinea related to the well and $46,000,000. Fulfillment of the work obligations exempts us from the expenditure obligations during the PSC Extension Period.

        In turn, we will retain only an area equivalent to approximately 5,000 square kilometers in the Guinea offshore and will provide the Government of Guinea: (1) A parent company guarantee for the well obligation, (2) monthly progress reports and a reconciliation of budget to actual expenditures, (failure to provide the reports and assurances on a timely basis in a notice of termination with a 30 day period to cure), and (3) guarantees to Guinea that (a) no later than January 21, 2017 we will provide a mutually acceptable security for $5,000,000 on terms customary in international petroleum operations, provided that this security is to be released at the time the drilling rig for the Extension Well is on location offshore Guinea, and (b) no later than April 12, 2017, we will deliver a mutually acceptable security for the difference between $46,000,000 and the amount spent to date on the Extension Well. For the purposes of calculation for this clause, however, only costs spent for services and goods provided in Guinea shall be taken into account until the drilling rig to be used in the drilling of the Extension Well is located in the territorial waters of the Republic of Guinea. If we do not provide

HYPERDYNAMICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. SUBSEQUENT EVENTS (Continued)

either security by the specified dates, the Government of Guinea may terminate the PSC immediately and without prior notice to remedy such deficiency.

        Additionally, we agreed to limit the cost recovery pool to date to our share of expenditures in the PSC since 2009 (estimated to be approximately $150,000,000) and move into the territory of Guinea the long lead items we received in the Settlement Agreement that are currently in Takoradi, Ghana for the drilling of the Extension Well by January 31, 2017. Finally, we agreed to allocate and administer a training budget during the PSC Extension Period for the benefit of the Guinea National Petroleum Office of $250,000 in addition to any unused portion of the training program under Article 10.3 of the PSC, estimated to be approximately $500,000.

        Failure to comply with the drilling and other obligations of the PSC as amended subjects us to financial penalties and a risk of loss of the Concession. The continued delays have affected adversely the ability to explore the Concession and reduces the attractiveness of the Concession to prospective industry participants and financing sources. While we currently hold 100% of the Concession, it is unknown whether we will be able to raise the necessary funds to drill the exploratory well during the PSC Extension Period.

10. QUARTERLY RESULTS (UNAUDITED)

        Shown below are selected unaudited quarterly data for the years ended June 30, 2016 and 2015 (in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2016:
Depreciation	$28	$28	$27	$26
General, administrative and other operating	1,877	1,829	3,266	1,434
Full impairment of unproved oil and gas properties	—	—	14,331	—
Loss from operations	(1,905)	(1,857)	(17,624)	(1,460)
Net loss	(1,905)	(1,857)	(17,624)	(1,460)
Basic and diluted loss per common share:	$(0.09)	$(0.09)	$(0.84)	$(0.07)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2015:
Depreciation	$86	$69	$49	$33
General, administrative and other operating	3,962	3,633	2,721	2,841
Loss from operations	(4,048)	(3,702)	(2,770)	(2,874)
Net loss	(4,047)	(3,701)	(2,770)	(2,874)
Basic and diluted loss per common share:	$(0.19)	$(0.18)	$(0.13)	$(0.14)

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

Capitalized Costs Related to Oil and Gas Activities

        Aggregate capitalized costs relating to our crude oil and natural gas producing activities, including asset retirement costs and related accumulated depreciation, depletion & amortization are shown below (in thousands):

	United States	Republic of Guinea	Total
June 30, 2016
Unproved properties	$—	$—	$—
Proved properties	—	—	—

	—	—	—
Less accumulated DD&A	—	—	—

Net capitalized costs	$—	$—	$—

June 30, 2015
Unproved properties	$—	$14,311	$14,311
Proved properties	—	—	—

	—	14,311	14,311
Less accumulated DD&A	—	—	—

Net capitalized costs	$—	$14,311	$14,311

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

interim injunctive relief from the American Arbitration Association requiring Tullow and Dana to join with SCS in the negotiation of an acceptable amendment to the PSC and to agree to a process that would result in the execution of the amendment which we hoped would have led to the resumption of petroleum operations. Despite this impairment, we continued to pursue any avenues in order to begin drilling activities in our Concession.

Costs Incurred in Oil and Gas Activities

        Costs incurred in connection with our crude oil and natural gas acquisition, exploration and development activities are shown below (in thousands):

	United States	Republic of Guinea	Total
June 30, 2016
Property acquisition:
Unproved	$—	$—	$—
Exploration	—	20	20
Development	—	—	—

Total costs incurred	$—	$20	$20

June 30, 2015
Property acquisition:
Unproved	$—	$—	$—
Exploration	—	52	52
Development	—	—	—

Total costs incurred	$—	$52	$52

Proved Reserves

        We do not hold any proved reserves as of June 30, 2016 and 2015.

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

        Our management is responsible for establishing and monitoring internal control over financial reporting. Management assessed the effectiveness of the Company's internal control over financial reporting as of June 30, 2016. In making this assessment, management used the criteria for internal control over financial reporting described in Internal Control—Integrated Framework (2013) by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Management's assessment included an evaluation of the design of the Company's internal control over financial reporting and testing of the operating effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of the Company's Board of Directors. Based on this assessment, management has concluded that, as of June 30, 2016, the Company's internal control over financial reporting was effective.

Item 9B.    Other Information.

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        The information required by this item will be included in our proxy statement for the 2016 Annual Meeting of Stockholders and is incorporated herein by reference thereto.

Item 11.    Executive Compensation.

        The information required by this item will be included in our proxy statement for the 2016 Annual Meeting of Stockholders and is incorporated herein by reference thereto.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The information required by this item will be included in our proxy statement for the 2016 Annual Meeting of Stockholders and is incorporated herein by reference thereto.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

        The information required by this item will be included in our proxy statement for the 2016 Annual Meeting of Stockholders and is incorporated herein by reference thereto.

Item 14.    Principal Accounting Fees and Services

        The information required by this item will be included in our proxy statement for the 2016 Annual Meeting of Stockholders and is incorporated herein by reference thereto.

Part IV

Item 15.    Exhibits, Financial Statement Schedules

(A)

Exhibit Number		Description
3.1.1		Certificate of Incorporation(1)

3.1.2		Certificate of Amendment of Certificate of Incorporation, dated January 21, 1997(1)

3.1.3		Certificate of Amendment of Certificate of Incorporation, dated September 20, 1999(1)

3.1.4		Certificate of Amendment of Certificate of Incorporation, dated December 22, 2003(1)

3.1.5		Certificate of Amendment of Certificate of Incorporation, dated March 11, 2011(2)

3.1.6		Certificate of Amendment of Certificate of Incorporation, dated June 28, 2013(17)

3.1.7		Series B Certificate of Designation(4)

3.2		Amended and Restated By-laws(14)

4.1		Form of Common Stock Certificate(3)

4.2		Form of Common Stock Purchase Warrant issued to investors on February 1, 2012(16)

10.1		Hydrocarbon Production Sharing Contract (PSA) between SCS Corporation and the Republic of Guinea, dated September 22, 2006(5)

10.2		Amendment No. 1 to the Hydrocarbons Production Sharing Contract between SCS Corporation and the Republic of Guinea, dated March 25, 2010(8)

10.3	*	Amended and Restated Employment Agreement between Hyperdynamics and Ray Leonard, effective as of July 23, 2012(6)

10.4		Sale and Purchase Agreement between Hyperdynamics Corporation and Dana Petroleum (E&P) Limited, effective as of December 4, 2009(9)

10.5		Operating Agreement between SCS Corporation and Dana Petroleum (E&P) Limited, dated January 28, 2010(12)

10.6	*	2010 Equity Incentive Plan as amended(21)

10.7	*	Form of Incentive Stock Option Agreement(7)

10.8	*	Form of Non-Qualified Stock Option Agreement(7)

10.9	*	Form of Restricted Stock Agreement(7)

10.10		Contract Number: AGR/C105/10 between SCS Corporation and AGR Peak Well Management Limited for Provision of Well Construction Management Services, including LOGIC General Conditions as Appendix I(10)

10.11		Agreement for the Supply of Marine Seismic Data Application and Processing Services, dated September 20, 2011 between SCS Corporation and CGG Veritas Services SA(15)

10.12		Form of Securities Purchase Agreement, dated January 30, 2012, between Hyperdynamics Corporation and investors in the offering(16)

10.13		Placement Agency Agreement, dated January 30, 2012, by and between Hyperdynamics Corporation and Rodman & Renshaw, LLC(16)

Exhibit Number		Description
10.14		Purchase and Sale Agreement between SCS Corporation Ltd. and Tullow Guinea Ltd., dated November 20, 2012(11)

10.15		Joint Operating Agreement Novation and Amendment Agreement relating to the Operating Agreement for the Hydrocarbon Production Sharing Contract, offshore Guinea, between SCS Corporation Ltd., Dana Petroleum E&P Limited, and Tullow Guinea Ltd. dated December 31, 2012.(13)

10.16		Parent Company Guarantee between Tullow Oil plc and SCS Corporation Ltd., dated December 31, 2012(13)

10.17		Settlement Deed between Hyperdynamics Corporation, SCS Corporation Ltd., AGR Well Management Ltd, and Jasper Drilling Private Ltd dated May 16, 2014(20)

10.19	*	Employment Agreement, Effective October 1, 2015, between Hyperdynamics Corporation and Paolo Amoruso(20)

10.20	*	Employment Agreement, Effective October 1, 2015, between Hyperdynamics Corporation and David Wesson(20)

14.1		Code of Ethics(1)

21.1		Subsidiaries of the Registrant(19)

23.1	**	Consent of Hein & Associates LLP

31.1	**	Certification of Chief Executive Officer of Hyperdynamics Corporation required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	**	Certification of Chief Financial Officer of Hyperdynamics Corporation required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	**	Certification of Chief Executive Officer of Hyperdynamics Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

32.2	**	Certification of Principal Financial Officer of Hyperdynamics Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

101.INS	**	XBRL Instance Document

101.SCH	**	XBRL Taxonomy Extension Schema Document

101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	**	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document

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

(18)
Incorporated by reference to Form 10-K filed on September 12, 2014.

(19)
Incorporated by reference to Form 10-K filed on September 16, 2015.

(20)
Incorporated by reference to Form 8-K dated on October 7, 2015.

(21)
Incorporated by reference to Form 10-Q filed on February 11, 2016.

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

HYPERDYNAMICS CORPORATION
September 22, 2016	/s/ RAY LEONARD Ray Leonard President, CEO and Director

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

September 22, 2016	/s/ IAN NORBURY Ian Norbury Non-Executive Chairman and Director
September 22, 2016	/s/ RAY LEONARD Ray Leonard President, CEO and Director
September 22, 2016	/s/ WILLIAM STRANGE William Strange Director
September 22, 2016	/s/ FRED ZEIDMAN Fred Zeidman Director
September 22, 2016	/s/ GARY ELLISTON Gary Elliston Director
September 22, 2016	/s/ PATRICIA MOLLER Patricia Moller Director
September 22, 2016	/s/ DAVID WESSON David Wesson Chief Financial and Accounting Officer

Exhibit Index

Exhibit Number		Description
3.1.1		Certificate of Incorporation(1)

3.1.2		Certificate of Amendment of Certificate of Incorporation, dated January 21, 1997(1)

3.1.3		Certificate of Amendment of Certificate of Incorporation, dated September 20, 1999(1)

3.1.4		Certificate of Amendment of Certificate of Incorporation, dated December 22, 2003(1)

3.1.5		Certificate of Amendment of Certificate of Incorporation, dated March 11, 2011(2)

3.1.6		Certificate of Amendment of Certificate of Incorporation, dated June 28, 2013(17)

3.1.7		Series B Certificate of Designation(4)

3.2		Amended and Restated By-laws(14)

4.1		Form of Common Stock Certificate(3)

4.2		Form of Common Stock Purchase Warrant issued to investors on February 1, 2012(16)

10.1		Hydrocarbon Production Sharing Contract (PSA) between SCS Corporation and the Republic of Guinea, dated September 22, 2006(5)

10.2		Amendment No. 1 to the Hydrocarbons Production Sharing Contract between SCS Corporation and the Republic of Guinea, dated March 25, 2010(8)

10.3	*	Amended and Restated Employment Agreement between Hyperdynamics and Ray Leonard, effective as of July 23, 2012(6)

10.4		Sale and Purchase Agreement between Hyperdynamics Corporation and Dana Petroleum (E&P) Limited, effective as of December 4, 2009(9)

10.5		Operating Agreement between SCS Corporation and Dana Petroleum (E&P) Limited, dated January 28, 2010(12)

10.6	*	2010 Equity Incentive Plan as amended(21)

10.7	*	Form of Incentive Stock Option Agreement(7)

10.8	*	Form of Non-Qualified Stock Option Agreement(7)

10.9	*	Form of Restricted Stock Agreement(7)

10.10		Contract Number: AGR/C105/10 between SCS Corporation and AGR Peak Well Management Limited for Provision of Well Construction Management Services, including LOGIC General Conditions as Appendix I(10)

10.11		Agreement for the Supply of Marine Seismic Data Application and Processing Services, dated September 20, 2011 between SCS Corporation and CGG Veritas Services SA(15)

10.12		Form of Securities Purchase Agreement, dated January 30, 2012, between Hyperdynamics Corporation and investors in the offering(16)

10.13		Placement Agency Agreement, dated January 30, 2012, by and between Hyperdynamics Corporation and Rodman & Renshaw, LLC(16)

10.14		Purchase and Sale Agreement between SCS Corporation Ltd. and Tullow Guinea Ltd., dated November 20, 2012(11)

Exhibit Number		Description
10.15		Joint Operating Agreement Novation and Amendment Agreement relating to the Operating Agreement for the Hydrocarbon Production Sharing Contract, offshore Guinea, between SCS Corporation Ltd., Dana Petroleum E&P Limited, and Tullow Guinea Ltd. dated December 31, 2012.(13)

10.16		Parent Company Guarantee between Tullow Oil plc and SCS Corporation Ltd., dated December 31, 2012(13)

10.17		Settlement Deed between Hyperdynamics Corporation, SCS Corporation Ltd., AGR Well Management Ltd, and Jasper Drilling Private Ltd dated May 16, 2014(20)

10.19	*	Employment Agreement, Effective October 1, 2015, between Hyperdynamics Corporation and Paolo Amoruso(20)

10.20	*	Employment Agreement, Effective October 1, 2015, between Hyperdynamics Corporation and David Wesson(20)

14.1		Code of Ethics(1)

21.1		Subsidiaries of the Registrant(19)

23.1	**	Consent of Hein & Associates LLP

31.1	**	Certification of Chief Executive Officer of Hyperdynamics Corporation required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	**	Certification of Chief Financial Officer of Hyperdynamics Corporation required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	**	Certification of Chief Executive Officer of Hyperdynamics Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

32.2	**	Certification of Principal Financial Officer of Hyperdynamics Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

101.INS	**	XBRL Instance Document

101.SCH	**	XBRL Taxonomy Extension Schema Document

101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	**	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document

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

(18)
Incorporated by reference to Form 10-K filed on September 12, 2014.

(19)
Incorporated by reference to Form 10-K filed on September 16, 2015.

(20)
Incorporated by reference to Form 8-K dated on October 7, 2015.

(21)
Incorporated by reference to Form 10-Q filed on February 11, 2016.