Form 10-K/A
period 2016-06-30
HYPERDYNAMICS CORP
filed 2016-10-28
CIK 937136

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

(713) 353-9400
(Issuer's telephone number, including area code)

         Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value	OTCQX

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act) Yes ☐    No ☒

         As of October 25, 2016, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $25,527,645 based on the closing sale price as reported on the OTCQX. We had 21,066,591 shares of common stock outstanding on October 25, 2016.

EXPLANATORY NOTE

        Hyperdynamics Corporation (the "Company," "we," "us" or "our") is filing this Amendment No. 1 on Form 10-K/A (this "Amendment") to amend its Annual Report on Form 10-K for the year ended June 30, 2016, filed with the SEC on September 22, 2016 (the "Original Form 10-K").

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

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

Board of Directors

        The following table sets forth the name, age, and positions and offices with us of each of our Directors as of the date of this Amendment. Each of the current terms of our directors expires at the Annual Meeting. There is no family relationship between or among any of the Directors and our Executive Officers. Board of Directors vacancies are filled by a majority vote of the Board of Directors. We have an Audit Committee, a Compensation, Nominating, and Corporate Governance Committee, and a Government Relations Committee.

Name	Position	Age
Raymond C. Leonard	Director, President and CEO	63
Ian Norbury*	Director and Non-Executive Chairman	65
Patricia N. Moller*	Director	72
William O. Strange*	Director	74
Fred S. Zeidman*	Director	70
Gary D. Elliston*	Director	63

*
Independent Director

        Raymond C. Leonard was appointed to the Board of Directors and was appointed CEO and President in July 2009. Mr. Leonard served as the Vice President of Eurasia & Exploration for Kuwait Energy Company from December 2006 to June 2009. From January 2005 to November 2006, Mr. Leonard served as the Senior Vice President of International Exploration and Production of MOL Plc. Mr. Leonard also served as Vice President of Exploration & New Ventures for YUKOS, Russia's second largest oil company, based in Moscow, Russia from February 2001 to December 2004. Prior to joining YUKOS, Leonard held the title of Vice President of Exploration with First International Oil from June 1998 to January 2001. Previously, Mr. Leonard spent 19 years with Amoco, where he began as a geologist and was promoted to Vice President of Resource Acquisitions. During his tenure at Amoco, he held a three-year assignment as Division Geologist in West Africa. Mr. Leonard holds a Master of Arts in Geology from the University of Texas-Austin and a Bachelor of Science in Geosciences from the University of Arizona.

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

        Ian Norbury joined the Board of Directors in January 2013. Mr. Norbury became the Chairman of the Board in April of 2015. Mr. Norbury is a Director of Energy Software Information and Analytics Limited, a UK firm being the holding company for Hannon Westwood. Prior to joining Hannon Westwood in 2003, Mr. Norbury held various positions with Amerada Hess International since 1985, most recently as Executive Manager, Exploration with responsibility for worldwide exploration performance, including West Africa. He previously held senior geologist positions with Conoco and Amoco. Mr. Norbury earned his BSC in Geology and Geography at the University of London.

        In addition to the professional and education background and experience described above, the following experience, qualifications, attributes and/or skills led the Board to conclude that Mr. Norbury should serve as a director:

        Leadership Experience—Mr. Norbury has held various key executive positions such as the executive manager of exploration at Amerada Hess International and has held the position of CEO with Hannon Westwood.

        Industry Experience—Mr. Norbury has worked in the Oil & Gas industry his entire career in various Exploration and Production companies and consultancy firms.

        Patricia N. Moller was appointed to the Board of Directors in November 2015. Ms. Moller served as the United States Ambassador to the Republic of Guinea from 2009 to 2012 and to the Republic of Burundi from March 2006 until 2009. From April 1987 to March 2006, she served in various capacities in the U.S. Department of State, including as a Foreign Service officer and management officer. Ms. Moller retired from the Department of State in 2012, and served as Charge'dAffaires to both the Kingdom of Morocco and to Romania in 2013. Ms. Moller received several awards because of her service within the U.S. government including the Robert C. Frasure Award (2011), the Presidential Meritorious Service Award (2009) and Leamon Hunt Award (1999), among others. She received a Bachelor of Arts from the University of Tampa in 1974.

        In addition to the professional and education background and experience described above, the following experience, qualifications, attributes and/or skills led the Board of Directors to conclude that Ms. Moller should serve as a director:

        Leadership Experience—Ms. Moller has held several positions within the U.S. government of significant responsibility including Ambassador to the Republic of Guinea.

        William O. Strange was appointed to the Board of Directors in November 2010. Mr. Strange was an audit partner with Deloitte & Touche LLP prior to his retirement in May 2005. He joined the international accounting firm in 1964 and became a partner in 1976. During his 41 years with Deloitte & Touche LLP he specialized in audits of SEC registrants for a variety of publicly traded energy clients in exploration and production, petrochemicals, pipelines, and oil services. Since 2005 he has been engaged in independent financial and accounting consulting services. Mr. Strange is a graduate of the University of Oklahoma and lives in Houston. He is on the Audit Committee of the Presbytery of the New Covenant, the governing body for Presbyterian Churches in the Gulf Coast area. He has served as the President of the Petroleum Club of Houston and as a member of the Major Cases Committee of the Texas State Board of Public Accountancy. In January 2014, he was elected Treasurer of Habitat for Humanity Northwest Harris County, and was additionally elected to its Board of Directors in January 2015.

        In addition to the professional and education background and experience described above, the following experience, qualifications, attributes and/or skills led the Board of Directors to conclude that Mr. Strange should serve as a director:

        Leadership Experience—Mr. Strange worked over 41 years for Deloitte & Touche LLP, including 29 years as an audit partner. While at Deloitte & Touche LLP, most of his clients were in the energy industry, including many exploration and production companies, and he spent the vast majority of his time working on clients that reported to the SEC. He has also lived overseas and understands foreign operations.

        Financial Experience—In addition to his over 41 years at Deloitte & Touche LLP, Mr. Strange was considered a Senior Technical Partner at Deloitte & Touche LLP. He has extensive knowledge of energy industry economics and business methods. He has worked with more than 20 audit committees of public company clients and understands the best practices of audit committees.

        Fred S. Zeidman was appointed to our Board of Directors in December 2009. Mr. Zeidman has been the Chairman of Gordian Group LLC, a U.S. investment bank specializing in complex and distressed financial advisory work, since January 2015. In March 2008, Mr. Zeidman was appointed the Interim President of Nova Biosource Fuels, Inc. ("Nova"), a publicly traded biodiesel technology company, and served in that position until the company's acquisition in November 2009 and as a Nova director since June 2007. From August 2009 through November 2009, Mr. Zeidman was appointed Chief Restructuring Officer for Transmeridian Exploration, Inc. and served in that position until its sale in November 2009. Mr. Zeidman has been Bankruptcy Trustee of AremisSoft Corp since 2004.

        Mr. Zeidman currently serves as Chairman Emeritus of the University of Texas Health Science System Houston, he serves as interim Chief Financial Officer of the Texas Heart Institute, and a Director of Lucas Energy Inc., Straight Path Communications Inc. and Petro River Oil. Mr. Zeidman served as Chairman of the United States Holocaust Memorial Council from March 2002 through September 2010. Mr. Zeidman was on the board of Compact Power, Inc., an energy storage systems company from November 2007 to November 2009. Mr. Zeidman has served on the board of Prosperity Bank for 30 years. He also served as CEO, President and Chairman of the Board of Seitel Inc., an oil field services company, from June 2002 until its sale in February 2007. Mr. Zeidman served as a Managing Director of the law firm Greenberg Traurig, LLP from July 2003 to December 2008.

        In addition to the professional and education background and experience described above, the following experience, qualifications, attributes and/or skills led the Board of Directors to conclude that Mr. Zeidman should serve as a director:

        Leadership Experience—Mr. Zeidman has served in numerous roles of executive and directorship responsibility including serving on the board of Prosperity Bank for 30 years and acting as Chairman of the United States Holocaust Memorial Council.

        Financial Experience—Mr. Zeidman has a Master's in Business Administration degree and was the Chief Restructuring Officer for Transmeridian Exploration.

        Gary D. Elliston was appointed to our Board of Directors in November 2015. Mr. Elliston has been the senior founding partner of DeHay & Elliston, L.L.P. a registered limited liability legal partnership, since August 1992, and specializes in litigation. He is licensed to practice before the United States Supreme Court, Texas Supreme Court, U.S. District Courts for the Northern, Southern, Western and Eastern Districts of Texas, and the U.S. Court of Appeals Fifth Circuit. He is also licensed in New York, West Virginia, Illinois and Oklahoma. He graduated cum laude from Howard Payne University in 1975 and cum laude from Southern Methodist University Law School in 1978. In 2007, he received an Honorary Doctorate of Humanities from Howard Payne University.

        In addition to the professional and education background and experience described above, the following experience, qualifications, attributes and/or skills led the Board of Directors to conclude that Mr. Elliston should serve as a director:

        Leadership Experience—Mr. Elliston is the senior founding partner of DeHay & Elliston, L.L.P. In addition, he has previously served on the Board of Trustees for Howard Payne University, a private university located in Brownwood, Texas, and the Board of Regents for Baylor University, a private university located in Waco, Texas.

Executive Officers

        Raymond C. Leonard, 63, President and Chief Executive Officer is also a Director of the Company. Information about his professional background is discussed in the section above regarding the Board of Directors.

        David G. Gullickson, CPA, 65, joined the Company as Vice President of Finance and Treasurer on September 19, 2016 and after our fiscal year end on June 30, 2016. Prior to joining the Company Mr. Gullickson was a Partner for eleven years with Tatum, a division of Randstad USA, a professional services firm that quickly and effectively provides executive level leadership in roles such as Chief Financial Officers, Treasurers, and corporate Controllers. Mr. Gullickson's client engagement just prior to joining Hyperdynamics was as the interim Chief Financial Officer of the domestic sovereign nation of the Southern Ute Indian Tribe. The Tribe has over $4,000,000,000 in assets (about half of which is invested in onshore and offshore oil & gas producing, transmission and related service companies—the historical basis of the Tribe's sovereign wealth) and its $305,000,000 of outstanding debt is AAA-rated by the major rating agencies. The balance of its assets are invested in a multi-billion dollar diversified portfolio of mostly marketable debt and equity securities distributed among several asset-class managers. The Tribe community has about 1,510 members.

        Earlier client engagements from 2013 to 2015 included CFO roles or support roles for privately-held companies attempting to recapitalize (Lonestar Energy Company, maker of "topsides" for offshore platforms; 2015), to merge with a larger parent (Dan-Loc LLC, specialty manufacturer of bolts; 2014) or to prepare for a public debt offering to finance natural gas transmission assets (J-W Energy Company; 2013). From 2011 to 2012 he was the Vice President and Chief Financial Officer of Greenfields Petroleum Corporation, an international oil & gas company with production in the Caspian Sea just offshore from Baku, Azerbaijan. Greenfields is publicly listed on the Toronto Venture Exchange and registered with the Alberta Securities Exchange Commission. Prior to that Mr. Gullickson was the Vice President and CFO of Nova Biosource Fuels, Inc., an SEC registered company with patented technology to refine and produce biodiesel.

        Mr. Gullickson started his career as a certified public accountant with EY mainly auditing oil & gas exploration and production companies and related manufacturing companies after earning a Master of Professional Accounting degree from the University of Texas at Austin. His undergraduate degree is in economics, also from the University of Texas.

Shareholder Communications

        Stockholders and others who wish to communicate with the Board or any particular Director, including the Independent Director presiding over executive session meetings of Independent Directors, or with any executive officer of the Company, may do so by writing to our Corporate Secretary, David G. Gullickson, 12012 Wickchester Lane, Suite 475, Houston, Texas 77079.

        All such correspondence is reviewed by the Secretary's office, which logs the material for tracking purposes. The Board has asked the Secretary's office to forward to the appropriate Director(s) all correspondence, except for personal grievances, items unrelated to the functions of the Board, business solicitations, advertisements and materials that are profane.

Board Meetings During Fiscal Year 2016

        The Board of Directors held thirteen meetings during the fiscal year ended June 30, 2016.

Board Committees

Committee Assignments

        The table below reflects the composition of the committees of the Board.

Name of Director	Audit Committee	Compensation, Nominating, and Corporate Governance Committee	Government Relations Committee
Patricia N. Moller			Chair
Raymond C. Leonard			Member
Ian Norbury*	Member
William O. Strange	Chair	Member
Fred S. Zeidman	Member	Chair	Member
Gary D. Elliston		Member

*
Chairman of the Board.

        The Audit Committee of the Company reviews the adequacy of systems and procedures for preparing the financial statements and the suitability of internal financial controls. The Audit Committee also reviews and approves the scope and performance of the Company's independent registered public accounting firm. Messrs. Norbury, Strange, and Zeidman are the members of the Audit Committee. All committee members are independent directors. The Audit Committee has a written charter, which the Audit Committee reviews periodically to assess its adequacy. On September 9, 2015, the Audit Committee adopted a revised Audit Committee charter, which is available at the Company's website at www.hyperdynamics.com. During the year ended June 30, 2016, the Audit Committee met five times.

        The Compensation, Nominating, and Corporate Governance Committee reviews the performance of the Company's executive personnel and develops and makes recommendations to the Board of Directors with respect to executive compensation policies. The Compensation, Nominating, and Corporate Governance Committee is empowered by the Board of Directors to establish and administer the executive compensation programs of the Company. The details of the processes and procedures for the consideration and determination of executive and director compensation are described in the section entitled "Executive Compensation—Compensation Discussion and Analysis." The objectives of the Compensation, Nominating, and Corporate Governance Committee are to attract and retain key individuals who are important to the continued success of Hyperdynamics and to provide strong financial incentives, at reasonable cost to stockholders, for senior management to enhance the value of the stockholders' investment.

        The members of the Compensation, Nominating, and Corporate Governance Committee are Messrs. Elliston, Strange, and Zeidman. Mr. Zeidman is the Chair of the Compensation, Nominating, and Corporate Governance Committee. All committee members are independent. During the year ended June 30, 2016, the Compensation, Nominating, and Corporate Governance Committee met five times. The Compensation, Nominating, and Corporate Governance Committee adopted a written charter on September 9, 2015, which is available at the Company's website at www.hyperdynamics.com.

        Though neither the Board of Directors nor the Compensation, Nominating, and Corporate Governance Committee has a formal policy concerning diversity, the Board of Directors values diversity on the Board and believes diversity should be considered in the director identification and nominating process.

        The members of our Government Relations Committee are Messrs. Leonard and Zeidman and Ms. Moller. Mr. Zeidman and Ms. Moller are independent. Ms. Moller is the Chair of the Government

Relations Committee. During the year ended June 30, 2016, the Governmental Relations Committee met one time. The Government Relations Committee does not have a charter.

Director Nominees

        Our stockholders may propose director nominees for consideration by the Company's Compensation, Nominating, and Corporate Governance Committee by submitting to our Secretary at 12012 Wickchester Lane, Suite 475, Houston, Texas 77079, a completed and signed questionnaire with respect to the background and qualification of such nominee and a representation and agreement (in the form provided by the Secretary of the Company upon written request) in accordance with Article I, Section 10 of our Amended and Restated Bylaws. Our Compensation, Nominating, and Corporate Governance Committee will consider consistent with the committee's charter and our Corporate Governance Guidelines all director nominees properly submitted by our stockholders in accordance with our Amended and Restated Bylaws. Stockholders who wish to nominate candidates for election to our Board of Directors at our Annual Meeting of Stockholders must follow the procedures outlined in "Stockholder Proposals" set forth below and our Amended and Restated Bylaws.

Executive Sessions of Independent Directors

        Our Independent Directors meet in regularly scheduled executive sessions without management present. Ian Norbury, the Chairman of our Board of Directors, is the presiding Independent Director at these executive sessions.

Board Leadership Structure and Risk Oversight

        Board of Directors Leadership Structure.    Our Board of Directors has no fixed policy with respect to the separation of the offices of Chairman of the Board of Directors and Chief Executive Officer. Our Board retains the discretion to make this determination on a case-by-case basis from time to time as it deems to be in the best interests of the Company and our stockholders at any given time. The Board currently believes that separating the positions of Chief Executive Officer and Chairman is the best structure to fit the Company's needs. This structure ensures a greater role for the Independent Directors in the oversight of the Company and active participation of the Independent Directors in setting agendas and establishing priorities and procedures for the work of the Board. As described above, the Audit Committee and the Compensation, Nominating, and Corporate Governance Committee are comprised entirely of Independent Directors. The Board also believes that this structure is preferred by a significant number of the Company's stockholders.

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

Audit Committee Report

        The Audit Committee has reviewed and discussed the audited financial statements with management. The Audit Committee has discussed with the independent auditors the matters required to be discussed by SAS 90 (Codification of Statements on Auditing Standards, AU § 380), as may be modified or supplemented. The Audit Committee has received the written disclosures and the letter from the independent accountants required by the applicable requirements of the Public Company Accounting Oversight Board regarding the independent accountant's communications with the Audit Committee concerning independence, as may be modified or supplemented, and has discussed with the independent accountant the independent accountant's independence. Based on the review and discussions, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2016.

Members of the Audit Committee:
/s/ WILLIAM O. STRANGE
/s/ IAN NORBURY
/s/ FRED S. ZEIDMAN

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the SEC and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended June 30, 2016, all filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

Code of Ethics

        We have adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and our directors and officers. We will provide without charge a copy of our Code of Business Conduct and Ethics upon request. Such request should be directed in writing to our Corporate Secretary, David G. Gullickson Hyperdynamics Corporation, 12012 Wickchester Lane, Suite 475 Houston, TX 77079, voice: (713) 353-9400, fax: (713) 353-9421. Our Code of Business Conduct and Ethics is available on our website at www.hyperdynamics.com.

Item 11.    Executive Compensation.

Compensation Discussion and Analysis

        Our compensation discussion and analysis for the fiscal year ended June 30, 2016 discusses the compensation for our Principal Executive Officer ("PEO"), who is our President and Chief Executive Officer, Raymond C. Leonard; as well as disclosure for David W. Wesson and Paolo G. Amoruso, who, pursuant to Item 402 of Regulation S-K, would have been deemed to be named executive officers except that they were not serving as officers at the end of the Company's fiscal year (individually, each a "Named Executive Officer" or "NEO," and collectively, our "Named Executive Officers" or "NEOs"). Both Messrs. Wesson and Amoruso provided services to the Company as independent consultants pursuant to Consulting Agreements entered into on June 30, 2016 having resigned their employment positions in advance of the expiration of their employment agreements.

        These officers are also reflected in the Summary Compensation Table below. In this compensation discussion and analysis, the terms "we" and "our" refer to Hyperdynamics Corporation, and not the Compensation, Nominating, or Corporate Governance Committee.

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

        The Compensation, Nominating, and Corporate Governance Committee of the Board of Directors reviews the performance of our executives and develops and makes recommendations to the Board of Directors with respect to executive compensation policies. The Compensation, Nominating, and Corporate Governance Committee is empowered by the Board of Directors to establish and administer our executive compensation programs.

        Because of the uniqueness of our business and operations, the Compensation, Nominating, and Corporate Governance Committee has concluded that we do not have a single group of peer or comparison companies for purposes of traditional benchmarking and percentile targeting and, as such, the Compensation, Nominating, and Corporate Governance Committee does not use traditional benchmarking or percentile targeting against a stated peer group in setting compensation. Rather than looking to a single peer or comparison group of companies, our compensation practice concerning our executives is to review compensation on a position-by-position basis and determine the particular skill set required to be successful at the Company for the particular position in question. The skill set necessarily varies among positions but may include: executive management experience at oil and gas enterprises; offshore experience and technical expertise; international experience; experience growing and maturing a company; relevant financial and commercial experience; and relevant compliance and legal experience. As a result, the Compensation, Nominating, and Corporate Governance Committee's determinations in setting compensation are often qualitative and subjective, depending on the executive's position.

        The details of the processes and procedures for the consideration and determination of executive compensation are described below.

What are the objectives of our executive officer compensation program?

        The objectives of the Compensation, Nominating, and Corporate Governance Committee in determining executive compensation are to (1) attract and retain key individuals who are important to the continued success of Hyperdynamics, and (2) provide strong financial incentives, at reasonable cost to the stockholders, for senior management to enhance the value of the stockholders' investment.

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

        The elements of compensation that the Compensation, Nominating, and Corporate Governance Committee uses to accomplish these objectives include (1) base salaries, (2) bonus, and (3) long term incentives in the form of stock and stock options. From time to time, we also provide perquisites to certain executives and health and insurance to all employees. The elements of compensation that we offer help us to attract and retain our officers. The specific purpose of each element of compensation is outlined below.

Base Salaries

        We provide fixed annual base salaries as consideration for each executive's performance of his or her job duties. Salaries are set based on level of responsibility, skills, knowledge, experience, and contribution to Hyperdynamics' business.

Bonus

        Annual cash bonuses are typically awarded to our executives as a variable compensation component. Bonuses are based on goals and objectives for each executive. Each executive is given a target bonus percentage. The Chief Executive Officer recommends a bonus amount to the Compensation, Nominating, and Corporate Governance Committee.

        Our historic policy has been to set such executive's bonus in a range of 50% to 100% of that executive's annual base salary with a target of 75% of the executive's annual base salary. Each NEO's employment agreement guaranteed a minimum annual bonus of 50% of the executive's salary. The Compensation, Nominating, and Corporate Governance Committee or Board of Directors approves annual bonuses for our executives usually during the month of June of the fiscal year that concludes at the end of that month. Our President and Chief Executive Officer, Raymond C. Leonard, has specific performance related goals and targets usually set by the Compensation, Nominating, and Corporate Governance Committee in the month of June (prior to the commencement of the applicable fiscal year). The following June (at the end of the fiscal year) the Compensation, Nominating, and Corporate Governance Committee evaluates the Chief Executive Officer's performance against those goals and targets and recommends a bonus amount to the Board of Directors following that evaluation. Mr. Leonard's target range is 50% to 200% of base salary under the terms of his employment agreement.

        In June 2016, the Board of Directors revised Hyperdynamics' Bonus Policy to make all annual bonuses completely performance-based upon the achievement of pre-established targets.

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

        Our 2010 Plan authorizes the Compensation, Nominating, and Corporate Governance Committee to award stock options, restricted stock, and stock registered under a Form S-8 registration statement to officers and other key employees. The Compensation, Nominating, and Corporate Governance Committee implements this authority by awarding stock options designed to align the interests of all senior executives to those of stockholders. This is accomplished by awarding stock options, which rise in value based upon the market price rise of Hyperdynamics' common stock, on a systematic basis.

        The actual amount of long-term incentives that each of our executives is eligible to receive is established by that executive's employment agreement.

        Our policy has been to make such executive's long-term incentive award in the form of stock options. The number of shares underlying the stock options is typically set at 25% of the dollar amount of that executive's annual cash bonus. For example, if an executive's annual cash bonus was $150,000, a stock option to purchase 37,500 share of our common stock would be granted. The Compensation, Nominating, and Corporate Governance Committee or Board of Directors usually approves long-term incentive grants during the month of June of the fiscal year that concludes at the end of that month.

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

Perquisites

        Perquisites are determined on a case-by-case basis by the Compensation, Nominating, and Corporate Governance Committee. During the fiscal year ended June 30, 2016, no executive officer received any perquisites.

How do we determine the amount for each element of executive officer compensation?

        Our policy is to provide compensation packages that are competitively reasonable and appropriate for our business needs. We consider such factors as competitive compensation packages as negotiated with our officers; evaluations of the President and Chief Executive Officer and other executive officers; achievement of performance goals and milestones as additional motivation for certain executives; officers' ability to work in relationships that foster teamwork among our executive officers; officers' individual skills and expertise, and labor market conditions. We did not engage a third-party compensation consultant during the fiscal years ended June 30, 2015 or 2016.

        During the fiscal years ended June 30, 2015, and 2016, total executive compensation consists of base salary, bonuses, and option awards. Generally, the option awards for executives are negotiated in the executive's contract, with an exercise price based on the market price on the award date. Special option awards are also issued to employees on a case-by-case basis during the year for significant achievement. Because of the simplicity of the compensation package, there is very little interaction between decisions about the individual elements of compensation.

Administration of Executive Compensation

        The Compensation, Nominating, and Corporate Governance Committee reviews and approves corporate goals and objectives relevant to compensation of the NEOs, evaluates the NEOs' performance, and sets their compensation. In determining compensation policies and procedures, the Compensation, Nominating, and Corporate Governance Committee considers the results of stockholder advisory votes on executive compensation and how the votes have affected executive compensation decision and policies.

        The Compensation, Nominating, and Corporate Governance Committee or Board of Directors usually sets annual salaries during the month of December of the fiscal year that ends the following June 30th and usually approves the payment of annual bonuses and the award of long-term incentives during the month of June of the fiscal year that concludes at the end of that month.

Chief Executive Officer involvement in compensation decisions

        The Chief Executive Officer makes recommendations to the Compensation, Nominating, and Corporate Governance Committee concerning the employment packages of all subordinate officers. Neither the Chief Executive Officer nor any other Company officer or employee attends periodic executive sessions of the Compensation, Nominating, and Corporate Governance Committee.

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

        This includes compliance with Section 162(m) of the Internal Revenue Code, which limits our tax deduction for an executive's compensation to $1 million unless certain conditions are met. For the fiscal year ended June 30, 2016, the full amount of all compensation provided to all executives was tax deductible to the Company.

Timing, award date, and exercise price for stock option awards

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

Employment Agreements

        As more fully described below in "Agreements with Current Executives and Officers," we entered into an employment agreement with Raymond C. Leonard, our current President and Chief Executive Officer, in July 2009 that was amended in September 2012, effective July 2012.

2016 Compensation Decisions for Our Named Executive Officers

        In June 2015, the former Compensation Committee reviewed the proposed corporate goals and objectives from Mr. Leonard that would establish the criteria upon which Mr. Leonard's annual cash bonus and long-term incentive awards would be based for fiscal year 2016. Mr. Leonard developed a proposed set of performance metrics for 2016 aligned with the corporate goals and objectives set by the Compensation Committee in June 2015, which were subject to review and approval by the Board and/or the Compensation, Nominating, and Corporate Governance Committee. The Compensation Committee approved that the bonus for Mr. Leonard would be determined by allocating 50% of the amount to the stock price, 25% to securing funding and addressing the company's "going concern" status, and 25% to operations.

        In making annual cash bonus payments and long-term incentive awards for our executives for 2016, the Compensation, Nominating, and Corporate Governance Committee evaluated the achievement of the above corporate goals and objectives specifically for Mr. Leonard during the 2016 fiscal year. Mr. Leonard elected to receive 100,000 shares of HDYN Common Stock and $50,000 in lieu of his Employment Contract incentive bonus amount of $200,000 in cash and 50,000 incentive stock options.

        Described below are the details of the processes and procedures for the consideration and determination of executive compensation for fiscal year 2016.

Salaries

        In June 2015, the Board of Directors approved the annual base salary for Mr. Leonard for fiscal year 2016 (to be effective July 1, 2015) of $400,000. The annual salaries authorized for fiscal year 2016 for our NEOs were as follows: Mr. Leonard ($400,000), Mr. Wesson ($261,500), and Mr. Amoruso ($281,000).

        The Board of Directors approved an annual base salary for Mr. Leonard of $400,000, which represents no increase in Mr. Leonard's salary of $400,000 in 2015. The Board approved and Mr. Leonard entered into an amended and restated employment agreement in September 2012, effective July 2012, pursuant to which Mr. Leonard is eligible to receive a minimum annual salary of $400,000 subject to increase by the Board of Directors.

        In setting fiscal year 2016 annual salaries for each of Messrs. Wesson and Amoruso in June 2015, the Compensation, Nominating, and Corporate Governance Committee and Board of Directors reviewed and evaluated their individual performance, experience level and level of responsibility among other factors. Based on the recommendation of Mr. Leonard, the Board of Directors decided to increase the salaries for Messrs. Amoruso and Wesson, reflected in the below Summary Compensation Table.

Bonuses

        Under the terms of Mr. Leonard's employment, Mr. Leonard is eligible to receive incentive compensation, as may be adopted and approved by the Compensation, Nominating, and Corporate Governance Committee from time to time. Mr. Leonard's target cash bonus award opportunity under his employment agreement is 100% of his base annual salary with a minimum threshold of 50% of his salary and a maximum of 200% of his salary, and is subject to such other terms, conditions and restrictions as may be established by the Board or the Compensation, Nominating, and Corporate Governance Committee.

        Under the terms of his employment agreement, Mr. Leonard develops and submits his personal performance metrics for review and approval by the Compensation, Nominating, and Corporate Governance Committee. Since the inception of Mr. Leonard's employment, the metrics for his bonus award have been based on annual objectives related to advancing our exploration activities and achieving funding from equity capital raises or participation in the Concession or stock price appreciation.

        Consistent with his agreement, in June 2015, Mr. Leonard developed a proposed set of performance metrics for 2016. The Compensation Committee approved that the bonus would be determined by allocating 50% of the amount to the stock price, 25% to securing funding and addressing our "going concern" status, and 25% to operations, with each component to be reviewed by the Committee next year with the following metrics:

        In June 2016, in order to minimize cash consumption payments, the Board of Directors offered all employees an election to receive their bonuses through an increased stock component and a lower cash component. Mr. Leonard elected to receive 100,000 shares of HDYN Common Stock and $50,000 in lieu of his Employment Contract incentive bonus amount of $200,000 in cash and 50,000 incentive stock options.

Long-Term Incentive Stock Option Awards

        In June 2016, the Compensation, Nominating, and Corporate Governance Committee in connection with its approval of the 2016 annual cash bonuses approved stock awards to Mr. Leonard of 100,000 shares.

COMPENSATION TABLES

        The following tables show salaries, bonuses, incentive awards, retirement benefits and other compensation relating to fiscal years ended June 30, 2016 and June 30, 2015 for our principal executive officer and our two most highly compensated executive officers other than our principal executive officer, pursuant to paragraph (m)(2)(ii) of Item 402 of SEC Regulation S-K. Columns for which there was no compensation have been omitted.

AWARDS OF PLAN-BASED STOCK OPTIONS IN FISCAL YEAR 2016

Name	Action Date	Award Date	Threshold ($)	Target ($)	Maximum ($)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Share) ($)	Award Date Fair Value of Stock & Options ($)
Raymond C. Leonard(1)	—	—	—	—	—	—	—	—
David W. Wesson	6/30/2016	6/30/2016	—	—	—	34,375	0.42	5,836
Paolo G. Amoruso	6/30/2016	6/30/2016	—	—	—	36,875	0.42	6,260

(1)
Mr. Leonard elected to receive 100,000 shares of HDYN Common Stock and $50,000 in cash in lieu of his Employment Contract incentive bonus amount of $200,000 in cash and 50,000 incentive stock options.

SUMMARY COMPENSATION TABLE

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Grants ($) (e)(1)	Option Awards ($) (f)(1)	All Other Compensation ($)(2)	Total ($)
Raymond C, Leonard, President and CEO	2016	400,000	50,000	42,000	—	—	492,000
	2015	400,000	200,000	—	36,818	—	636,818
David W. Wesson, Former Chief Financial Officer and Principal Financial and Accounting Officer	2016	268,250	—	—	5,836	—	274,086
	2015	255,750	127,875	—	23,540	—	407,165
Paolo G. Amoruso, Former Vice President of Legal Affairs and Secretary	2016	288,000	—	—	6,260	—	294,260
	2015	274,250	137,125	—	25,244	60,000	496,619

(1)
Reflects the grant date fair value, computed in accordance with FASB ASC Topic 718, for options awarded in fiscal year 2016 and fiscal year 2015. For a description of the assumptions used for purposes of determining award date fair value, see Note 8 to the Financial Statements included in our Annual Report on Form 10-K for the year ended June 30, 2016.

(2)
Includes a $60,000 bonus pursuant to a Retention Bonus Agreement Mr. Amoruso signed on June 30, 2014 with the Company. Mr. Amoruso received half of the Retention Bonus on June 30, 2014, and the second half in January 2015.

Bonuses and Stock Awards

        The following tables show cash and stock awards made to the named executives in fiscal year 2016 and their outstanding equity awards at the end of fiscal year 2016.

 OUTSTANDING EQUITY AWARDS AT 2016 FISCAL YEAR-END

Name	No. of Securities Underlying Unexercised Options Exercisable (#)	No. of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($/Share)	Option Expiration Date	No. of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Raymond C. Leonard	45,375	—	6.72	6/29/2017	—	—
Raymond C. Leonard	18,750	—	3.60	6/25/2018	—	—
Raymond C. Leonard	50,000	—	3.25	6/30/2019	—	—
Raymond C. Leonard	54,522	—	0.90	6/30/2020	—	—
David W. Wesson	625	—	20.16	1/30/2017	—	—
David W. Wesson	6,875	—	6.72	6/29/2017	—	—
David W. Wesson	34,375	—	0.42	6/30/2017	—	—
David W. Wesson	9,563	—	3.60	6/30/2017	—	—
David W. Wesson	1,500	—	4.91	6/30/2017	—	—
David W. Wesson	28,750	—	3.25	6/30/2017	—	—
David W. Wesson	11,250	—	10.32	6/30/2017	—	—
David W. Wesson	34,860	—	0.90	6/30/2017	—	—
David W. Wesson	1,250	—	24.64	6/30/2017	—	—
David W. Wesson	5,625	—	34.40	6/30/2017	—	—
Paolo G. Amoruso	1,250	—	33.52	9/20/2016	—	—
Paolo G. Amoruso	625	—	20.16	1/30/2017	—	—
Paolo G. Amoruso	11,385	—	6.72	6/29/2017	—	—
Paolo G. Amoruso	1,875	—	6.56	6/30/2017	—	—
Paolo G. Amoruso	11,377	—	3.60	6/30/2017	—	—
Paolo G. Amoruso	32,344	—	3.25	6/30/2017	—	—
Paolo G. Amoruso	11,250	—	8.80	6/30/2017	—	—
Paolo G. Amoruso	37,382	—	0.90	6/30/2017	—	—
Paolo G. Amoruso	1,250	—	24.64	6/30/2017	—	—
Paolo G. Amoruso	6,875	—	34.40	6/30/2017	—	—
Paolo G. Amoruso	36,875	—	0.42	6/30/2017	—	—

Agreements with Current Executives and Officers

Agreement with Mr. Leonard

        We entered into a three-year employment agreement with Raymond C. Leonard, our current CEO, President and Director effective as of July 22, 2009, as amended, effective December 11, 2009. On September 10, 2012, effective as of July 23, 2012, we entered into an amended and restated employment agreement with Mr. Leonard. The agreement, as amended and restated, has a one-year term that is automatically extended for successive one-year periods following the end of the initial one-year term unless otherwise terminated by delivery of written notice by either party prior to May 31 of each period. The agreement provides that Mr. Leonard will serve as our President and Chief Executive Officer. Mr. Leonard's current base salary is $400,000, which is subject to annual adjustments, at the discretion of the Board, but in no event shall the Company pay Mr. Leonard a base salary less than that set forth above, or any increased base salary later in effect, without the consent of Mr. Leonard.

        As part of the annual review of Mr. Leonard's performance, on June 30, 2016, we issued Mr. Leonard 100,000 shares of our common stock and $50,000 in lieu of paying Mr. Leonard his earned bonus and associated stock option grants.

        Pursuant to his 2012 amended employment agreement, Mr. Leonard is entitled to participate in any incentive compensation plan ("ICP") applicable to Mr. Leonard's position, as may be adopted by us from time to time and in accordance with the terms of such plan(s). Mr. Leonard's cash target award opportunity under the ICP will be 100% of his base salary with a threshold of 50% and a 200% maximum, and shall be subject to such other terms, conditions and restrictions as may be established by the Board or the Compensation, Nominating, and Corporate Governance Committee.

        He also is entitled to receive stock options in an amount equal to 50% of the number of dollars of the cash award, as adjusted for the July 1, 2013 reverse stock split. Annually, Mr. Leonard will develop a proposed set of current year performance metrics that are subject to review and approval by the Board and/or the Compensation, Nominating, and Corporate Governance Committee. Since the inception of Mr. Leonard's employment, the metrics for his bonus award have been based on annual objectives related to advancing our exploration activities and/or achieving funding from equity capital raises or participation in the Concession or stock price appreciation.

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

Director Compensation for Fiscal Year Ended June 30, 2016

        The following table sets forth compensation amounts for our Independent Directors for the fiscal year ended June 30, 2016.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Grants ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Raymond C. Leonard(1)	—	—	—	—	—
William O. Strange(2)	70,000	—	5,024	—	75,024
Herman Cohen(3)	15,000	—	—	—	15,000
Patricia Moller(2)(4)	33,231	—	19,548	—	52,779
Fred S. Zeidman(2)	69,000	—	5,024	—	74,024
Ian Norbury(2)	74,000	—	5,024	—	79,024
Gary D. Elliston(2)(4)	33,769	—	19,548	—	53,317

(1)
We do not provide additional compensation to employees who also serve as directors for their service on the Board of Directors. All compensation paid to Mr. Leonard is reflected above separately in the Summary Compensation Table.

(2)
During the year ended June 30, 2016, each Director. Norbury, Strange, Zeidman, Moller and Elliston received five-year options to purchase 15,000 shares, with 50% vesting on December 30, 2016 and 50% vesting on June 30, 2017. Mr. Cohen retired from his position as a member of the Board on November 20, 2015.

(3)
Mr. Cohen retired from his position as a member of the Board on November 20, 2015.

(4)
On November 20, 2015, Ms. Moller and Mr. Elliston were elected to the Board of Directors. On November 27, 2015, Ms. Moller and Mr. Elliston each received an award of 15,000 options to purchase shares of Company common stock pursuant to the Company's 2010 Equity Incentive Plan. The stock options have a term of five years from the date of award and vest 50% on May 27, 2016 and 50% on November 27, 2016.

Director Compensation Arrangements

        On April 30, 2015, we realigned the committees of the Board, merging the Compensation Committee with the Nominating and Corporate Governance Committee, and eliminating the Technical Committee. Additionally, we restructured compensation to Directors for service on the Board and on each of the committees, with the changes to compensation taking effect for service during the fourth fiscal quarter of fiscal year ended June 30, 2015. The current compensation program for our independent directors consists of the following:

  •
  Cash compensation consisting of quarterly payments, as applicable, of: (i) $11,000 for services as a director, (ii) $5,000 for service as the Chairman of the Board or Chair of the Audit Committee, (iii) $2,500 for service as a member of the Audit Committee or Chair of the Government Relations Committee, (iv) $1,500 for service as a member of the Compensation, Nominating, and Corporate Governance Committee or Government Relations Committee, and (v) $3,000 for service as the Chair of the Compensation, Nominating, and Corporate Governance Committee.

  •
  An annual award, pursuant to our 2010 Equity Incentive Plan, of options to purchase shares of our common stock. The options are to be awarded on or about July 1st of each year, have an exercise price equal to the then current closing price of our common stock, vest 50% six months from the award date and vest the remaining 50% on the first anniversary of the award date. The options have a five-year term.

Director Stock Option Awards

        The Board awarded stock options to our directors on June 30, 2016 as reflected in the table below. The awards were made pursuant to our 2010 Equity Incentive Plan. The options have an exercise price of $0.42 per share, which was the closing price of our common stock on June 30, 2016, have a term for five years from the date of award, and vest 50% on December 30, 2016 and 50% on June 30, 2017. The following table sets forth the number of shares of our common stock underlying the options awarded to each of our independent directors during the fiscal year 2016:

Name of Director	Shares of Common Stock Underlying Options Awarded for Fiscal Year Ended June 30, 2016
Patricia Moller	30,000
Ian Norbury	15,000
William O. Strange	15,000
Fred S. Zeidman	15,000
Gary D. Elliston	30,000

        Additionally, on November 20, 2015, Ms. Moller and Mr. Elliston were elected to the Board of Directors. On November 27, 2015, Ms. Moller and Mr. Elliston each received an award of 15,000 options to purchase shares of Company common stock pursuant to the Company's 2010 Equity Incentive Plan. The stock options have a term of five years from the date of award and vest 50% on May 27, 2016 and 50% on November 27, 2016. The options have an exercise price of $1.18 per share.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The following table sets forth certain information as of the Record Date with respect to the beneficial ownership of shares of common stock by (1) each person known to us that owns beneficially more than 5% of the outstanding shares of common stock, (2) each of our directors, (3) each of our executive officers, and (4) all of our executive officers and directors as a group. As of the Record Date, we had 21,066,591 shares of common stock outstanding. Beneficial ownership is determined in accordance with Rule 13d-3 under the Exchange Act. In computing the number of shares beneficially owned by a person or group and the percentage ownership of that person or group, shares of our common stock subject to options currently exercisable or exercisable within 60 days after the Record Date are deemed outstanding, but are not deemed outstanding for purposes of computing the percentage ownership of any other person. The address of each director and officer named in the below table is c/o Hyperdynamics Corporation, 12012 Wickchester Lane, Suite 475 Houston, TX 77079.

Name of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned		Percent of Class
BlackRock, Inc.	1,844,576	(1)	8.8
Directors and Executive Officers:
Raymond C. Leonard	428,747	(2)	2.0
Ian Norbury	83,000	(3)	*
Patricia N. Moller	7,500	(4)	*
William O. Strange	90,375	(5)	*
Fred S. Zeidman	88,375	(6)	*
Gary D. Elliston	363,375	(7)	1.7

Directors and Executive Officers as a group (6 persons)	1,061,372		4.8

*
Less than 1%

(1)
Based on reported ownership for the period ended September 25. The address of BlackRock, Inc. is 55 East 52nd Street, New York, NY 10055.

(2)
This amount includes: 280,100 shares of common stock and options to purchase 148,647 shares of common stock.

(3)
This amount includes: 3,000 shares of common stock and options to purchase 80,000 shares of common stock.

(4)
This amount includes: no shares of common stock and options to purchase 7,500 shares of common stock.

(5)
This amount includes: 4,125 shares of common stock and options to purchase 86,250 shares of common stock.

(6)
This amount includes: 1,375 shares of common stock and options to purchase 87,000 shares of common stock.

(7)
This amount includes: 355,875 shares of common stock (all pledged as security) and options to purchase 7,500 shares of common stock.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

Certain Transactions, Corporate Governance

Related Persons Transactions

        Messrs. Amoruso and Wesson continued, after year end, to provide services to the Company as independent consultants pursuant to Consulting Agreements entered into on June 30, 2016. The Consulting Agreements have terms extending through September 30, 2016, unless further extended by the Company and Messrs. Amoruso and Wesson, respectively. Under the Consulting Agreements, Mr. Amoruso received a consulting fee of $30,000 per month and Mr. Wesson received a consulting fee of $25,000 per month. Mr. Wesson's consulting work ended on September 30, 2016. After September 30, 2016 Mr. Amoruso continued to provide services as outside counsel to the Company on an hourly basis pursuant to an engagement agreement depending on the needs of the Company.

        On June 30, 2016, the Company also entered into Transition Agreements with Messrs. Amoruso and Wesson. Pursuant to his Transition Agreement, Mr. Amoruso received payments of $150,000 on July 15, 2016, $50,000 on August 15, 2016, and $300,000 on September 15, 2016; provided, if the

Company and Mr. Amoruso entered into a new employment agreement as Vice President, General Counsel and Corporate Secretary prior to September 15, 2016, Mr. Amoruso would not be entitled to the September 15, 2016 payment of $300,000. Mr. Amoruso and the Company did not enter into a new employment agreement. In addition, Mr. Amoruso received an award of non-qualified stock options to acquire 36,875 shares of the Company's common stock with an exercise price equal to the closing price on June 30, 2016.

        Pursuant to his Transition Agreement, Mr. Wesson received payments of $150,000 on July 15, August 15, and September 15, 2016. In addition, Mr. Wesson received an award of non-qualified stock options to acquire 34,375 shares of the Company's common stock with an exercise price equal to the closing price on June 30, 2016. Mr. Amoruso and Mr. Wesson agree in the Transition Agreements that they are not entitled to any payments under their former employment agreements.

Conflicts of Interest

        We have a conflict of interest policy governing transactions involving related parties. In accordance with the policy, transactions involving related parties must be pre-approved by the Audit Committee, which is comprised of Independent Directors.

        We did not enter into any transactions, excluding employment and consulting relationships, with related parties since July 1, 2015, the beginning of the last fiscal year other than as disclosed immediately above with respect to Related Persons Transactions.

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

Director Independence

        Our common stock is listed on the OTCQX. We use SEC Rule 10A-3 in determining whether a director is independent in the capacity of director and in the capacity as a member of a Board committee. In determining director independence, we have not relied on any exemptions from any rule's definition of independence.

        We currently have six directors, five of whom are Independent Directors. The Board has determined that the following Directors are independent under SEC Rule 10A-3 because they have no relationship with the Company (other than being a Director and stockholder of the Company): Ian Norbury, Chairman of the Board; Patricia N. Moller; William O. Strange; Fred S. Zeidman; and Gary D. Elliston.

Item 14.    Principal Accounting Fees and Services

Audit, Audit-related and Other Fees

        Aggregate fees for professional services rendered to the Company by Hein & Associates LLP for the years ended June 30, 2016 and 2015 were as follows:

	Years ended June 30,
	2016	2015
Audit Fees	$142,128	$221,677
Audit-related fees	—	—
All other fees	—	—

Total	$142,128	$221,677

Audit Committee Pre-Approval

        Our Audit Committee Charter provides that either (i) the Audit Committee shall pre-approve all auditing and non-auditing services of the independent auditor, subject to de minimis exceptions for audit, review or attest services that are approved by the Audit Committee prior to completion of the audit; or (ii) the engagement of the independent auditor be entered into pursuant to pre-approved policies and procedures established by the Audit Committee, provided that the policies and procedures are detailed as to the particular services and the Audit Committee is informed of each service. The Audit Committee pre-approved 100% of the Company's certifying accountants' fees for audit services in fiscal years 2015 and 2016. Except as indicated above, there were no fees other than audit fees for years 2015 and 2016, and the auditors engaged performed all the services described above with their full time permanent employees.

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
10.16		Parent Company Guarantee between Tullow Oil plc and SCS Corporation Ltd., dated December 31, 2012(13)
10.17		Settlement Deed between Hyperdynamics Corporation, SCS Corporation Ltd., AGR Well Management Ltd, and Jasper Drilling Private Ltd dated May 16, 2014(20)
10.19	*	Employment Agreement, Effective October 1, 2015, between Hyperdynamics Corporation and Paolo Amoruso(20)
10.20	*	Employment Agreement, Effective October 1, 2015, between Hyperdynamics Corporation and David Wesson(20)
14.1		Code of Ethics(1)
21.1		Subsidiaries of the Registrant(19)
23.1		Consent of Hein & Associates LLP(22)
31.1	**
Certification of Chief Executive Officer of Hyperdynamics Corporation required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	**
Certification of Chief Financial Officer of Hyperdynamics Corporation required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1
Certification of Chief Executive Officer of Hyperdynamics Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)(22)
32.2
Certification of Principal Financial Officer of Hyperdynamics Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)(22)
101.INS		XBRL Instance Document(22)
101.SCH		XBRL Taxonomy Extension Schema Document(22)
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document(22)
101.DEF		XBRL Taxonomy Extension Definitions Linkbase Document(22)
101.LAB		XBRL Taxonomy Extension Label Linkbase Document(22)
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document(22)

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

(22)
Incorporated by reference to Form 10-K filed on September 22, 2016.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HYPERDYNAMICS CORPORATION
October 28, 2016	/s/ RAYMOND C. LEONARD
Raymond C. Leonard
President, CEO and Director

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

October 28, 2016	/s/ IAN NORBURY Ian Norbury Non-Executive Chairman and Director
October 28, 2016	/s/ RAYMOND C. LEONARD Raymond C. Leonard President, CEO and Director
October 28, 2016	/s/ WILLIAM O. STRANGE William O. Strange Director
October 28, 2016	/s/ FRED S. ZEIDMAN Fred S. Zeidman Director
October 28, 2016	/s/ GARY D. ELLISTON Gary D. Elliston Director
October 28, 2016	/s/ PATRICIA N. MOLLER Patricia N. Moller Director
October 28, 2016	/s/ DAVID G. GULLICKSON David G. Gullickson Vice President of Finance, Treasurer, Principal Financial and Accounting Officer

Exhibit Index

Exhibit Number		Description
3.1.1		Certificate of Incorporation(1)
3.1.2		Certificate of Amendment of Certificate of Incorporation, dated January 21, 1997(1)
3.1.3		Certificate of Amendment of Certificate of Incorporation, dated September 20, 1999(1)
3.1.4		Certificate of Amendment of Certificate of Incorporation, dated December 22, 2003(1)
3.1.5		Certificate of Amendment of Certificate of Incorporation, dated March 11, 2011(2)
3.1.6		Certificate of Amendment of Certificate of Incorporation, dated June 28, 2013(17)
3.1.7		Series B Certificate of Designation(4)
3.2		Amended and Restated By-laws(14)
4.1		Form of Common Stock Certificate(3)
4.2		Form of Common Stock Purchase Warrant issued to investors on February 1, 2012(16)
10.1		Hydrocarbon Production Sharing Contract (PSA) between SCS Corporation and the Republic of Guinea, dated September 22, 2006(5)
10.2		Amendment No. 1 to the Hydrocarbons Production Sharing Contract between SCS Corporation and the Republic of Guinea, dated March 25, 2010(8)
10.3	*	Amended and Restated Employment Agreement between Hyperdynamics and Ray Leonard, effective as of July 23, 2012(6)
10.4		Sale and Purchase Agreement between Hyperdynamics Corporation and Dana Petroleum (E&P) Limited, effective as of December 4, 2009(9)
10.5		Operating Agreement between SCS Corporation and Dana Petroleum (E&P) Limited, dated January 28, 2010(12)
10.6	*	2010 Equity Incentive Plan as amended(21)
10.7	*	Form of Incentive Stock Option Agreement(7)
10.8	*	Form of Non-Qualified Stock Option Agreement(7)
10.9	*	Form of Restricted Stock Agreement(7)
10.10		Contract Number: AGR/C105/10 between SCS Corporation and AGR Peak Well Management Limited for Provision of Well Construction Management Services, including LOGIC General Conditions as Appendix I(10)
10.11		Agreement for the Supply of Marine Seismic Data Application and Processing Services, dated September 20, 2011 between SCS Corporation and CGG Veritas Services SA(15)
10.12		Form of Securities Purchase Agreement, dated January 30, 2012, between Hyperdynamics Corporation and investors in the offering(16)
10.13		Placement Agency Agreement, dated January 30, 2012, by and between Hyperdynamics Corporation and Rodman & Renshaw, LLC(16)
10.14		Purchase and Sale Agreement between SCS Corporation Ltd. and Tullow Guinea Ltd., dated November 20, 2012(11)

Exhibit Number		Description
10.15		Joint Operating Agreement Novation and Amendment Agreement relating to the Operating Agreement for the Hydrocarbon Production Sharing Contract, offshore Guinea, between SCS Corporation Ltd., Dana Petroleum E&P Limited, and Tullow Guinea Ltd. dated December 31, 2012.(13)
10.16		Parent Company Guarantee between Tullow Oil plc and SCS Corporation Ltd., dated December 31, 2012(13)
10.17		Settlement Deed between Hyperdynamics Corporation, SCS Corporation Ltd., AGR Well Management Ltd, and Jasper Drilling Private Ltd dated May 16, 2014(20)
10.19	*	Employment Agreement, Effective October 1, 2015, between Hyperdynamics Corporation and Paolo Amoruso(20)
10.20	*	Employment Agreement, Effective October 1, 2015, between Hyperdynamics Corporation and David Wesson(20)
14.1		Code of Ethics(1)
21.1		Subsidiaries of the Registrant(19)
23.1		Consent of Hein & Associates LLP(22)
31.1	**
Certification of Chief Executive Officer of Hyperdynamics Corporation required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	**
Certification of Chief Financial Officer of Hyperdynamics Corporation required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1
Certification of Chief Executive Officer of Hyperdynamics Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)(22)
32.2
Certification of Principal Financial Officer of Hyperdynamics Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)(22)
101.INS		XBRL Instance Document(22)
101.SCH		XBRL Taxonomy Extension Schema Document(22)
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document(22)
101.DEF		XBRL Taxonomy Extension Definitions Linkbase Document(22)
101.LAB		XBRL Taxonomy Extension Label Linkbase Document(22)
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document(22)

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

(22)
Incorporated by reference to Form 10-K filed on September 22, 2016.