Form 10-Q
period 2016-09-30
HYPERDYNAMICS CORP
filed 2016-11-21
CIK 937136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934:

For the quarterly period ended September 30, 2016

or

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

As of November 15, 2016, 21,201,536 shares of common stock, $0.001 par value, were outstanding.

HYPERDYNAMICS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Number of Shares and Per Share Amounts)

(Unaudited)

	September 30, 2016	June 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$6,710	$10,327
Prepaid expenses	967	1,294
Other current assets	11	6
Total current assets	7,688	11,627

Property and equipment, net of accumulated depreciation of $2,087 and $2,075	37	51
Unproved oil and gas properties excluded from amortization (Full-Cost Method)	4,733	—
	4,770	51
Total assets	$12,458	$11,678

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities - Accounts payable and accrued expenses	$1,331	$1,743

Commitments and contingencies (Notes 2 and 6)

Shareholders’ equity:
Preferred stock, $0.001 par value; 20,000,000 authorized, 0 shares issued and outstanding	—	—
Common stock, $0.001 par value, 43,750,000 shares authorized; 21,066,591 and 21,046,591 shares issued and outstanding, respectively	169	169
Additional paid-in capital	317,805	317,757
Accumulated deficit	(306,847)	(307,991)
Total shareholders’ equity	11,127	9,935
Total liabilities and shareholders’ equity	$12,458	$11,678

The accompanying notes are an integral part of these condensed consolidated financial statements.

HYPERDYNAMICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Number of Shares and Per Share Amounts)

(Unaudited)

	Three Months Ended September 30,
	2016	2015
Costs and expenses:
Depreciation	$25	$28
General, administrative and other operating	3,966	1,877
Loss from operations	(3,991)	(1,905)

Gain on legal settlement	5,135	—
Profit (loss) before income tax	1,144	(1,905)
Income tax	—	—
Net profit (loss)	$1,144	$(1,905)

Per share amounts:

Basic profit (loss) per share	$0.05	$(0.09)
Diluted profit (loss) per share	$0.05	$(0.09)

Weighted average shares outstanding, basic	21,053,980	21,046,591
Weighted average shares outstanding, diluted	21,119,629	21,046,591

The accompanying notes are an integral part of these condensed consolidated financial statements.

HYPERDYNAMICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In Thousands, Except Number of Shares)

(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, July 1, 2015	21,046,591	$169	$317,404	$(285,145)	$32,428
Net loss	—	—	—	(22,846)	(22,846)
Amortization of fair value of stock options	—	—	353	—	353
Balance, June 30, 2016	21,046,591	$169	$317,757	$(307,991)	$9,935
Net profit	—	—	—	1,144	1,144
Amortization of fair value of stock options	—	—	30	—	30
Common stock issued for: Exercise of options	20,000	—	18	—	18
Balance, September 30, 2016	21,066,591	$169	$317,805	$(306,847)	$11,127

The accompanying notes are an integral part of these condensed consolidated financial statements.

HYPERDYNAMICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net profit (loss)	$1,144	$(1,905)
Adjustments to reconcile net profit (loss) to net cash used in operating activities:
Depreciation	25	28
Gain on legal settlement	(4,448)	—
Stock based compensation	30	92
Changes in operating assets and liabilities:
Increase in Accounts receivable — joint interest	—	(2)
Decrease in Prepaid expenses	327	302
Increase in Other current assets	(5)	(4)
Decrease in Accounts payable and accrued expenses	(522)	(1,117)
Net cash used in operating activities	(3,449)	(2,606)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(10)	—
Investment in unproved oil and gas properties	(176)	(20)
Net cash used in investing activities	(186)	(20)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	18	—
Net cash provided by financing activities	18	—
DECREASE IN CASH AND CASH EQUIVALENTS	(3,617)	(2,626)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	10,327	18,374
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,710	$15,748

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Accrued capital expenditures in accounts payable and accrued expenses	$107	$—
Non-cash oil and gas property well construction material received in legal settlement	$4,448	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

HYPERDYNAMICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

General Overview

Hyperdynamics Corporation (“Hyperdynamics,” the “Company,” “we,” “us,” and “our”) is a Delaware corporation formed in March 1996. Hyperdynamics has two wholly-owned subsidiaries, SCS Corporation Ltd (“SCS”), a Cayman corporation, and HYD Resources Corporation (“HYD”), a Texas corporation. Through SCS and its wholly-owned subsidiary, SCS Guinea SARL (“SCSG”), which is a Guinea limited liability company formed under the laws of the Republic of Guinea (“Guinea”) located in Conakry, Guinea, Hyperdynamics focuses on oil and gas exploration offshore the coast of West Africa. Our exploration efforts are pursuant to a Hydrocarbon Production Sharing Contract, as amended (the “PSC”).  We refer to the rights granted under the PSC as the “Concession.” We originally began operations in oil and gas exploration, seismic data acquisition, processing, and interpretation in late fiscal 2002.

As used herein, references to “Hyperdynamics,” “Company,” “we,” “us,” and “our” refer to Hyperdynamics Corporation and our subsidiaries, including SCS. The rights in the Concession offshore Guinea are held by SCS.

Status of our Business

We have no source of operating revenue and there is no assurance when we will, if ever. On September 30, 2016, we had $6.7 million in cash, and $1.3 million in liabilities, all of which are current liabilities. We plan to use our existing cash to fund our general corporate needs and our expenditures associated with the Concession.  We have no other material commitments other than our commitments under the PSC.

In 2010 we sold a 23% gross interest in the Concession to Dana Petroleum, PLC (“Dana”), a subsidiary of the Korean National Oil Corporation.  Later, at the end of 2012, we sold a 40% gross interest to Tullow Guinea Ltd. (“Tullow”).  The Share Purchase Agreement (“Tullow SPA”) was dated December 31, 2012.  A few months later Tullow became the Operator of the Concession on April 1, 2013.  We refer to Tullow, Dana and us in the Concession as the “Consortium”.

Pursuant to the Tullow SPA between Tullow and us, Tullow paid us $26 million in cash and Tullow agreed to pay our entire participating interest share of expenditures associated with joint operations in the Concession up to a gross expenditure cap of $100 million incurred during the period of our carried interest while drilling the initial exploratory well that began on September 21, 2013. Tullow also agreed to pay our participating interest share of future costs for the drilling of an appraisal well following the initial exploration well, if drilled, up to an additional gross expenditure cap of $100 million.

The Consortium planned to drill the exploration well in the ultra-deepwater area (water depths of over 2,000 meters) of the Concession during the first half of calendar 2014, but Tullow declared Force Majeure in March of 2014 based on the mere existence of the Department of Justice (“DOJ”) and Securities and Exchange Commission (“SEC”) investigations pursuant to the Foreign Corrupt Practices Act of the United States (“FCPA Investigations”).  Tullow withdrew its Force Majeure declaration in May of 2014, but did not resume petroleum operations citing the existence of the FCPA investigations and the Ebola outbreak in Guinea as the reason.

The DOJ investigation ended last May 2015, the SEC investigation ended last September 2015, and the World Health Organization declared Guinea Ebola free on December 29, 2015. Notwithstanding the resolution of the FCPA investigations, Dana insisted on further specific title assurances from the Government of Guinea and at a Petroleum Operations Management Committee meeting with the Government of Guinea in Conakry on December 16 and 17, 2015,  Tullow and SCS obtained a PSC Amendment that we believed provided such further assurances.  Instead of signing the PSC Amendment both Tullow and Dana refused to execute the agreement. Unable to see a path forward, we filed legal actions against Tullow and Dana under our Joint Operating Agreement.

On August 15, 2016, we entered into a Settlement and Release Agreement with Tullow and Dana (“Settlement Agreement”) that returned to Hyperdynamics 100% of the interest under the PSC, long-lead item property useful in the drilling of an exploratory well, and $0.7 million in cash, in return for a mutual release of all claims.  We also agreed to pay Dana a success fee based upon the certified reserves of the Fatala well if it results in a discovery.

On August 19, 2016, we signed a non-binding Memorandum of Understanding with the Government of Guinea and executed a Second Amendment to the PSC (“2016 Amendment”) on September 15, 2016.  We also received a Presidential Decree that gave

Hyperdynamics a one year extension to the second exploration period of the PSC to September 22, 2017 (“PSC Extension Period”)  and we also became the designated Operator with the receipt of the Presidential Decree.

In addition to clarifying certain elements of the initial PSC, we agreed in the 2016 Amendment to drill one exploratory well to a minimum depth of 2,500 meters below the seabed within the PSC Extension Period with a projected commencement date of April 2017 (the “Extension Well”) with the option of drilling additional wells. If the Extension Well is not drilled within the PSC Extension Period, we will owe the Government of Guinea the difference between the actual expenditures in Guinea that are related to the well and $46.0 million. Fulfillment of the work obligations exempts us from the expenditure obligations during the PSC Extension Period. Failure to comply with the drilling and other obligations of the PSC as amended subjects us to financial penalties and a risk of loss of the Concession.

The continued delays have adversely affected our ability to date to explore the Concession and reduce the attractiveness of the Concession to prospective industry participants and financing parties. While we currently hold 100% of the Concession, it is unknown whether we will be able to raise the necessary funds to drill the exploratory well during the PSC Extension Period. Absent cash inflows, there is substantial doubt as to whether we will have adequate capital resources to meet our current obligations as they become due and therefore be able to continue as a going concern. Our ability to meet our current obligations as they become due over the next twelve-months, and to be able to continue exploration, will depend on obtaining additional resources through sales of additional interests in the Concession, equity or debt financial offerings, or through other means.  No assurance can be given that any of these actions can be completed.

Principles of consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of Hyperdynamics and its direct and indirect wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in our Annual Report filed with the SEC on Form 10-K for the year ended June 30, 2016.

In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year ended June 30, 2016, as reported in the Form 10-K, have been omitted.

Use of estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and expenses at the balance sheet date and for the period then ended.  We believe our estimates and assumptions are reasonable; however, such estimates and assumptions are subject to a number of risks and uncertainties that may cause actual results to differ materially from such estimates. Significant estimates and assumptions underlying these financial statements include:

•                  estimates in the calculation of share-based compensation expense,

•                  estimates made in our income tax calculations,

•                  estimates in the assessment of current litigation claims against the Company

•                  estimates and assumptions involved in our assessment of unproved oil and gas properties for impairment, and

•                  estimates and assumptions involved in our preliminary fair market value assessment of the well construction material received in the August 15, 2016 Settlement Agreement with Tullow and Dana.

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

Earnings per share

Basic profit (loss) per common share has been computed by dividing net profit (loss) by the weighted average number of shares of common stock outstanding during each period. In period of earnings, diluted earnings per common share are calculated by dividing net profit by weighted-average common shares outstanding during the period plus weighted-average dilutive potential common shares.  Diluted potential common shares assume, as of the beginning of the period, exercise of stock options and warrants using the treasury stock method.

All potential dilutive securities, including potentially dilutive options, warrants and convertible securities, if any, were excluded from the computation of dilutive net loss per common share for the three month period ended September 30, 2015 as their effects are antidilutive due to our net loss for that period.

Stock options to purchase approximately 1.1 million common shares at an average exercise price of $4.09 were outstanding at September 30, 2016.  Using the treasury stock method,  approximately 66 thousand common shares attributable to our outstanding stock options have been included in the fully diluted earnings per share for the three month period ended September 30, 2016.

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

The following is a reconciliation of the numerators and denominators used in the calculation of Basic and Diluted Earnings per share for the periods indicated below (in thousands, except number of shares and per share amounts):

	Three Months Ended September 30, 2016			Three Months Ended September 30, 2015
	Net Profit (Loss)	Shares	Per Share Amount	Net Profit (Loss)	Shares	Per Share Amount
Basis EPS:
Net profit (loss) and share amounts	$1,144	21,053,980	$0.05	$(1,905)	21,046,591	$(0.09)

Dilutive Securities:
Stock option awards		65,649			—
Warrants		—			—

Diluted EPS:
Net profit (loss) and assumed share conversions	$1,144	21,119,629	$0.05	$(1,905)	21,046,591	$(0.09)

Contingencies

We are subject to legal proceedings, claims and liabilities. We accrue for losses associated with legal claims when such losses are probable and can be reasonably estimated. These accruals are adjusted as additional information becomes available or circumstances change. Legal fees are charged to expense as they are incurred.  See Note 6 for more information on legal proceedings.

Fair Value Measurements

The accounting standards define fair value, establish a three-level valuation hierarchy for disclosures of fair value measurements and enhance disclosure requirements for fair value measures. As discussed in Note 2, we determined a preliminary fair value of the material (Level 3 fair value measurement) that we received at the time of our legal settlement with Tullow and Dana. The fair value estimate was based on the combination of cost and market approaches taking into consideration a number of factors, which included but were not limited to the original cost of the material condition and demand for steel and tubulars at the time of measurement.

2. INVESTMENT IN OIL AND GAS PROPERTIES

Investment in oil and gas properties consists entirely of our Concession in offshore Guinea, West Africa. We previously owned a 37% participating interest in our Guinea Concession on June 30, 2016. On August 19, 2016, we signed a non-binding Memorandum of Understanding with the Government of Guinea and executed a Second Amendment to the PSC (“2016 Amendment”) on September 15, 2016 and received a Presidential Decree on September 21, 2016 giving us a one year extension to the second exploration period of the PSC to September 22, 2017 (“PSC Extension Period”) and reaffirming that we now own 100% of the Concession.

One part of our settlement with Tullow and Dana included the relinquishment of their respective 40% and 23% participating interests in the Concession. Hyperdynamics now owns 100% of the participating interests in the Concession.

In addition to clarifying certain elements of the PSC, we agreed in the 2016 Amendment to drill one (1) exploratory well to a minimum depth of 2,500 meters below the seabed within the PSC Extension Period with a projected commencement date of April 2017 (the “Extension Well”) with the option of drilling additional wells. If the Extension Well is not drilled within the PSC Extension Period, we will owe the Government of Guinea the difference between the actual expenditures in Guinea related to the well and $46 million. Fulfillment of the work obligations exempts us from the expenditure obligations during the PSC Extension Period.  In the event a discovery is made, the terms of the PSC make us eligible for a two-year appraisal period during which we are obliged either to declare that the reserves are commerciality viable or that we decide that the PSC shall terminate.

In turn, we will retain only an area equivalent to approximately 5,000 square kilometers in the Guinea offshore and will provide the Government of Guinea: (1) A parent company guarantee for the well obligation, (2) monthly progress reports and a reconciliation of budget to actual expenditures, (failure to provide the reports and assurances on a timely basis could result in a notice of termination with a 30 day period to cure), and (3) guarantees to the Guinea Government that (a) no later than January 21, 2017 we will provide a mutually acceptable security for $5,000,000 on terms customary in international petroleum operations, provided that this security is to be released at the time the drilling rig for the Extension Well is on location offshore Guinea, and (b) no later than April 12, 2017, we will deliver a mutually acceptable security for the difference between $46 million and the amount spent to date on the Extension Well.

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

Failure to comply with the drilling and other obligations of the PSC as amended subjects us to financial penalties and a risk of loss of the Concession. The continued delays have affected adversely the ability to explore the Concession and reduce the attractiveness of the Concession to prospective industry participants and financing sources. While we currently hold 100% of the Concession, it is unknown whether we will be able to raise the necessary funds to drill the exploratory well during the PSC Extension Period.

We follow the “Full-Cost” method of accounting for oil and natural gas property and equipment costs. Under this method, internal costs incurred that were directly identified with exploration, development, and acquisition activities undertaken by us for our own account, and which were not related to production, general corporate overhead, or similar activities, are capitalized. Capitalization of internal costs was discontinued April 1, 2013 when Tullow became the operator.  Hyperdynamics became the operator after the signing of the Second Amendment of the PSC on September 15, 2016 and thus capitalization of certain internal costs has resumed.  For the three month period ended September 30, 2016, we capitalized $170,000 of such costs.

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

The following table provides detail of total capitalized costs for the Concession which remain unproved and unevaluated and are excluded from amortization as of September 30, 2016 and June 30, 2016 (in thousands):

	September 30, 2016	June 30, 2016
Oil and Gas Properties:
Unproved properties excluded from amortization	$4,733	$—

During the three month period ended September 30, 2016, our oil and gas property balance increased by $4,733 thousand as a result of newly incurred geological and geophysical costs and capitalized general and administrative costs, as well as the fair value of the material received in our settlement with Tullow and Dana.  The fair value of the material, for the most part well construction material, at the time of the settlement is approximately $4.4 million.  Our preliminary estimate of the fair value of the material could change once the valuation report is delivered to us in its final form.

As of June 30, 2016 at the close of our last fiscal year we fully impaired the $14.3 million of previously capitalized unproved oil and gas property costs. That impairment assessment was based on the continued impasse at the time by our members of the Consortium to resume petroleum operations and drill the next exploration obligation well, which needed to be commenced by the end of September 2016, and our inability at the time to get interim injunctive relief from the American Arbitration Association requiring Tullow and

Dana to join with SCS in the negotiation of an acceptable amendment to the PSC and to agree to a process that would result in the execution of the amendment which we hoped would have led to the resumption of petroleum operations by the Consortium.  Thus, we believed all legal measures to require Tullow and Dana to drill the planned exploration well had been exhausted.

3. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of September 30, 2016 and June 30, 2016 include the following (in thousands):

	September 30, 2016	June 30, 2016
Accounts payable — trade and oil and gas exploration activities	$355	$1,361
Accounts payable — legal costs	544	61
Accrued payroll	432	321
	$1,331	$1,743

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

The 2010 Plan provides for the awards of shares of common stock, restricted stock units or incentive stock options and/or nonqualified stock options to purchase our common stock to selected employees, directors, officers, agents, consultants, attorneys, vendors and advisors of ours’ or of any parent or subsidiary thereof. Shares of common stock, options, or restricted stock can only be awarded under the 2010 Plan within 10 years from the effective date of February 18, 2010. A maximum of 2,000,000 shares are issuable under the 2010 Plan, and at September 30, 2016, 816,960 shares remained available for issuance.

The 2010 Plan provides a means to attract and retain the services of participants and also to provide added incentive to such persons by encouraging stock ownership in the Company. Plan awards are administered by the Compensation, Nominating, and Corporate Governance Committee, who has substantial discretion to determine which persons, amounts, time, price, exercise terms, and restrictions, if any.

From time to time we also issue non-compensatory warrants, such as warrants issued to investors.

Stock Options

The fair value of stock option awards is estimated using the Black-Scholes valuation model. For market based stock option awards, those options where vesting terms are dependent on achieving a specified stock price, the fair value was estimated using a Black-Scholes option pricing model with inputs adjusted for the probability of the vesting criteria being met and the median expected term for each award as determined by utilizing a Monte Carlo simulation. Expected volatility is based solely on historical volatility of our common stock over the period commensurate with the expected term of the stock options. We rely solely on historical volatility as we do not have traded options. The expected term calculation for stock options is based on the simplified method as described in the Securities and Exchange Commission Staff Accounting Bulletin number 107.

We use this method because we do not have sufficient historical information on exercise patterns to develop a model for expected term. The risk-free interest rate is based on the U. S. Treasury yield in effect at the time of award for an instrument with a maturity that is commensurate with the expected term of the stock options. The dividend yield rate of zero is based on the fact that we have never paid cash dividends on our common stock and we do not expect to pay cash dividends on our common stock during the expected term of the options.

The following table provides information about options during the three months ended September 30, 2016 and 2015:

	2016	2015
Number of options awarded	160,000	—
Compensation expense recognized	$30,937	$92,000
Weighted average award-date fair value of options outstanding	$4.09	$7.23

The following table details the significant assumptions used to compute the fair values of employee and director stock options awarded during the three month periods ended September 30, 2016 and 2015:

	2016	2015
Risk-free interest rate	0.47-1.14%	N/A	%
Dividend yield	0%	N/A	%
Volatility factor	109-155%	N/A	%
Expected life (years)	1.0-4.98	N/A

Summary information regarding employee and director stock options issued and outstanding under all plans as of September 30, 2016 is as follows:

	Options	Weighted Average Exercise Price	Aggregate intrinsic value	Weighted average remaining contractual term (years)
Options outstanding at July 1, 2016	1,016,997	$5.03	$—	3.19
Awarded	160,000	1.03
Exercised	(20,000)	0.90
Forfeited	—	—
Expired	(31,250)	21.01
Options outstanding at September 30, 2016	1,125,747	$4.09	$199,802	3.21
Options exercisable at September 30, 2016	888,146	$4.95	$133,749	2.77

Options outstanding and exercisable as of September 30, 2016
Exercise Price	Outstanding Number of Shares	Remaining Life	Exercisable Number of Shares
$0.42-4.00	91,250	Less than1 year	91,250
$0.42-4.00	78,855	2 years	78,855
$0.42-4.00	197,390	3 years	197,390
$0.42-4.00	328,954	4 years	313,963
$0.42-4.00	222,610	5 years	—
$4.01-10.00	90,438	1 year	90,438
$4.01-10.00	5,562	2 years	5,562
$4.01-10.00	18,250	4 years	18,250
$10.01-20.00	3,125	Less than1 year	3,125
$10.01-20.00	28,750	4 years	28,750
$20.01-30.00	31,000	4 years	31,000
$30.01-40.00	3,750	4 years	3,750
$40.01-48.72	25,813	5 years	25,813
	1,125,747		888,146

At September 30, 2016, there was $159 thousand of unrecognized compensation costs related to non-vested share based compensation arrangements awarded to employees and directors under the plans. During the three months of our fiscal 2017, a total of 20,000 options, with a weighted average award date fair value of $0.41 per share, vested in accordance with the underlying agreements. Unvested options at September 30, 2016 totaled 237,601 with a weighted average award date fair value of $4.95 per share, an amortization period of one to two years and a weighted average remaining life of 1.91 years.

5. INCOME TAXES

Federal income taxes are not due because we have incurred cumulative net operating losses since inception.  Our effective tax rate for the three month periods ended September 30, 2016 and 2015 is zero percent. This rate is lower than the U.S. statutory rate of 35 percent primarily due to the valuation allowance applied against our net deferred tax assets.

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

Tullow and Dana Legal Actions

On January 11, 2016, we filed legal actions against members of the Consortium under the Joint Operating Agreement governing the oil and gas exploration rights offshore Guinea (“JOA”) in the United States District Court for the Southern District of Texas and before the American Arbitration Association (“AAA”) against Tullow for their failure to meet their obligations under the JOA. On January 28, 2016, the action in the Federal District Court was voluntarily dismissed by us and refiled in District Court in Harris County, Texas. On February 8, 2016 Tullow and Dana removed the case to Federal District Court.

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

The AAA action sought (1) a determination that Tullow and Dana was in breach of their contractual obligations and (2) the damages caused by the repeated delays in well drilling caused by the activities of Tullow and Dana.  We determined to bring the legal actions only after it became apparent that Tullow and Dana would not move forward, despite many opportunities to do so, with petroleum operations.  SCS believed that it had exhausted all of its options for the pursuit of legal measures to require Tullow and Dana to drill the planned exploration well.

On August 15, 2016, we subsequently entered into a Settlement and Release Agreement with Tullow and Dana (“Settlement and Release”) with respect to our dispute in arbitration. Under the Settlement and Release, we released all claims against Tullow and Dana and Tullow and Dana (i) issued to the Government of Guinea a notice of withdrawal from the Concession and PSC effective immediately, (ii) transferred their interest in the long lead items of well construction material previously purchased by the Consortium in preparation for the initial drilling of the Fatala well, and agreed to pay net cash of $686,570 to us. The net cash received was recorded as a part of the gain on the legal settlement. We also agreed to pay Dana a success fee based upon the certified reserves of the Fatala well if it results in a discovery of commercially producible oil and gas reserves.

The $5.1 million gain on settlement also includes the preliminary estimated fair value of $4.4 million for the well construction material we received from Tullow as a part of our Settlement and Release Agreement.

Shareholder Lawsuits

Beginning on March 13, 2014, two lawsuits styled as class actions were filed in the U.S. District Court for the Southern District of Texas against us and several then-current officers of the Company alleging that the Company made false and misleading statements that artificially inflated our stock prices.  The lawsuits allege, among other things, that we misrepresented our compliance with the Foreign Corrupt Practices Act and anti-money laundering statutes and that we lacked adequate internal controls.  The lawsuits seek damages based on Sections 10(b) and 20 of the Securities Exchange Act of 1934, although the specific amount of damages is not specified. On May 12, 2014, a shareholder filed a motion for appointment as lead plaintiff, which remains pending.  Both of the March 2014 lawsuits were dismissed voluntarily.  One was dismissed during the quarter ended September 30, 2016 and the second on October 6, 2016.

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

On July 12, 2012, we and the directors moved to dismiss the suit for failure to state a claim as to all defendants and for lack of personal jurisdiction over the director defendants. On June 19, 2013, the court dismissed the negligent misrepresentation claim but declined to dismiss the breach of contract claim. The negligent misrepresentation claim was dismissed without prejudice, meaning plaintiffs could attempt to refile it. On August 12, 2013, the plaintiffs filed an amended complaint. That complaint names only the Company and seeks recovery for alleged breaches of contract. We filed an answer to the plaintiffs’ amended complaint on September 9, 2013, and the court has entered a scheduling order governing pre-trial proceedings in the matter.

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

The following is a schedule by years of minimum future rental payments required under operating leases that have initial or remaining non-cancellable lease terms in excess of one year as of September 30, 2016 (in thousands):

Years ending June 30:
2017	$295
2018	399
2019	406
2020	309
2021 and thereafter	—
Total minimum payments required	$1,409

Rent expense included in loss from operations for the three month periods ended September 30, 2016 and 2015 was $0.1 million respectively, in each period.

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

Overview

Our corporate mission is to provide energy for the future by exploring for, developing new, and re-establishing pre-existing sources of energy.  Our primary focus is the advancement of exploration work in Guinea.  We have no source of operating revenue, and there is no assurance when we will, if ever.  Our operating cash flows are negative, and we will require substantial additional funds, through additional participants, securities offerings, or through other means, to fulfill our business plans.

Our operating plan within the next twelve months includes the following:

•                  Commence preparations for drilling of the exploration well in Guinea.

•                  Consider financing alternatives and other measures to raise funds to pursue our exploration objectives offshore Guinea.

Through June 30, 2016 we owned a 37% participating interest in our Guinea Concession.  After that on August 19, 2016, we signed a non-binding Memorandum of Understanding with the Government of Guinea and executed a Second Amendment to the PSC (“2016 Amendment”) on September 15, 2016 and then received a Presidential Decree on September 21, 2016 which gave us a one year extension to the second exploration period of the PSC to September 22, 2017 (“PSC Extension Period”) and we now own 100% of the Concession.

One part of our settlement with Tullow and Dana included the relinquishment of their respective 40% and 23% participating interests in the Concession. Hyperdynamics now owns 100% of the participating interests in the Concession.

In addition to clarifying certain elements of the PSC, we agreed in the 2016 Amendment to drill one exploratory well to a minimum depth of 2,500 meters below the seabed within the PSC Extension Period with a projected commencement date of April 2017 (the “Extension Well”) with the option of drilling additional wells. If the Extension Well is not drilled within the PSC Extension Period, we will owe the Government of Guinea the difference between the actual expenditures in Guinea related to the well and $46.0 million. Fulfillment of the work obligations exempts us from the expenditure obligations during the PSC Extension Period.

In turn, we will retain only an area equivalent to approximately 5,000 square kilometers in the Guinea offshore waters and will provide the Government of Guinea: (1) A parent company guarantee for the well obligation, (2) monthly progress reports and a reconciliation of budget to actual expenditures, (failure to provide the reports and assurances on a timely basis could result in a notice of termination with a 30 day period to cure), and (3) guarantees to Guinea that (a) no later than January 21, 2017 we will provide a mutually acceptable security for $5.0 million on terms customary in international petroleum operations, provided that this security is to be released at the time the drilling rig for the Extension Well is on location offshore Guinea, and (b) no later than April 12, 2017, we will deliver a mutually acceptable security for the difference between $46.0 million and the amount spent to date on the Extension Well.

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

Additionally, we agreed to limit the cost recovery pool to date to our share of expenditures in the PSC since 2009 (estimated to be approximately $150,000,000 net to our interest) and move into the territory of Guinea the long lead items we received in the Settlement Agreement that are currently stored in Takoradi, Ghana for the drilling of the Extension Well in 2017.  Finally, we agreed to allocate and administer a training budget during the PSC Extension Period for the benefit of the Guinea National Petroleum Office of $250,000 in addition to any unused portion of the training program under Article 10.3 of the PSC.  The unused portion of the training program is estimated to be approximately $500,000.

Failure to comply with the drilling and other obligations of the PSC as amended subjects us to financial penalties and a risk of loss of the Concession. The continued delays have affected adversely the ability to explore the Concession and reduce the attractiveness of the Concession to prospective industry participants and financing parties. While we currently hold 100% of the Concession, it is unknown whether we will be able to raise the necessary funds to drill the exploratory well during the PSC Extension Period.

Absent cash inflows, there is substantial doubt as to whether we will have adequate capital resources to meet our current obligations as they become due and therefore be able to continue as a going concern. Our ability to meet our current obligations as they become due over the next twelve-months, and to be able to continue exploration, will depend on obtaining additional resources through sales of additional interests in the Concession, equity or debt financial offerings, or through other means.  No assurance can be given that any of these actions can be completed.

Results of Operations

Based on the factors discussed below the net profit attributable to common shareholders for the three months ended September 30, 2016 was $1.1 million, or $0.05 per share. Approximately $5.1 million of the earnings for the period was the gain on our legal settlement with Tullow and Dana.  Excluding the gain, we would have otherwise shown a loss of $4.0 million for the period which would represent a $2.1 million increase in losses from a comparable net loss of $1.9 million, or $0.09 per share for the three months ended September 30, 2015.  The increase in net loss (excluding the gain on the settlement) attributable to common shareholders for the current fiscal year three month period is primarily the result of $0.6 million of increased legal and professional fees primarily related to the settlement of our litigation matters with Tullow and Dana and on negotiating the Concession extension plus the increased costs of $1.5 million relating to the resumption of our operatorship of the Guinea Concession.

Reportable segments

We have one reportable segment: our international operations in Guinea conducted through our subsidiary SCS. SCS is engaged in oil and gas exploration activities pertaining to offshore Guinea.

Three months ended September 30, 2016 Compared to Three Months Ended September 30, 2015

Revenues.  There were no revenues for the three months ended September 30, 2016 and 2015.

Depreciation.   Depreciation on property and equipment decreased 11% or $3 thousand from the fiscal 2016 period to the fiscal 2017 period. Depreciation expense was $25 thousand and $28 thousand in the three months ended September 30, 2016 and 2015, respectively.  The decrease is primarily attributed to few asset additions and thus little new depreciation in the current year and a portion of assets used in the prior year being fully depreciated early in the current year thus eliminating continued depreciation in the current year.

General, Administrative and Other Operating Expenses. Our general, administrative and other operating expenses were $4.0 million and $1.9 million for the three months ended September 30, 2016 and 2015, respectively. This represents an increase of 111% or $2.1 million from the fiscal 2016 period to the fiscal 2017 period. While we had decreases in personnel related costs of approximately $0.1 million, the increase in expense was attributable to increases in legal fees of $0.6 million, which are primarily our legal and other professional fees related to our lawsuits against and our settlement with Tullow and Dana and in obtaining the one year Concession extension, and increased professional and contract services costs of $1.5 million that primarily relate to our transition of management structure to becoming operator of the Concession again.

Loss from Operations.  As a result of the factors discussed above, our loss from operations increased by $2.1 million from $1.9 million in the three months ended September 30, 2015 to $4.0 million for the three months ended September 30, 2016.

Gain on Legal Settlement. The settlement of our litigation matters on August 15, 2016 with Tullow and Dana was for $5.1 million. One part of the settlement was for $0.7 million in cash and the other part of the settlement was a $4.4 million non-cash transfer of well construction material that is presently stored in Ghana. The estimated fair value of the material is preliminary pending our receipt of the final report on the fair valuation of the material. The long-lead time material was originally acquired in about 2014 by Tullow at a time when it was the operator of the joint venture and staging materials for eventual drilling operations.

Tullow’s original purchase cost of the material when it was new was approximately $8.1 million.  Since 2014 the market values for steel and oil country tubular goods has generally declined.  The condition of the material, though stored in appropriate storage sites for well construction materials, has diminished to a modest degree due to weathering and limited inspection and maintenance programs. Both the decline in the steel and tubular market prices and expected decline in the condition of the materials are reflected in our preliminary estimation of the fair market value of the material and account for the difference between the original purchase cost and our present fair value estimate.

	Three Months Ended September 30,
	2016	2015
Net cash used in operating activities	$(3,449)	$(2,606)
Net cash used in investing activities	(186)	(20)
Net cash provided by financing activities	18	—
Decrease in cash and cash equivalents	(3,617)	(2,626)
Cash and cash equivalents at beginning of Period	10,327	18,374
Cash and cash equivalents at end of Period	$6,710	$15,748

Operating Activities

Net cash used in operating activities for the three months ended September 30, 2016 was $3.4 million compared to $2.6 million for the three months ended September 30, 2015. The increase in cash used in operating activities is primarily attributable to the $2.1 million operating loss ($0.3 million of which was a non-cash amortization expense of prepaid costs)increase partly offset by the $0.7 million cash portion of the gain on legal settlement and by changes in working capital during the periods, primarily a $0.5 million decrease of accounts payable and accrued expenses in the current period compared to a $1.1 million decrease in accounts payable and accrued expenses in the prior period.

Investing Activities

Net cash used in investing activities for the three months ended September 30, 2016 was $186 thousand compared to $20 thousand net cash used in the three months ended September 30, 2015. This increase is primarily the result of our becoming operator in the Guinea Concession again.

Financing Activities

There were $18 thousand of cash provided by financing activities during the three months ended September 30, 2016 as a result of proceeds from a stock option exercise. There was no cash provided by financing activities during the three months ended September 30, 2015.

Liquidity

On September 30, 2016, we had $6.7 million in cash and $1.3 million in liabilities, all of which are current liabilities.  We plan to use our existing cash to fund our general corporate needs and our expenditures associated with the Concession.

While the DOJ and SEC investigations are resolved, the investigations were costly and adversely affected our liquidity. We incurred approximately $7.5 million in legal and professional fees related to these investigations in the year ended June 30, 2014, approximately $5.2 million in the year ended June 30, 2015, and approximately $0.1 million in the year ended June 30, 2016 for a total of $12.8 million. In addition, the legal and professional fees related to legal actions taken against Tullow and Dana, as described in Note 6 of the financial statements, also were costly and reduced our liquidity.  We incurred approximately $1.6 million in legal and professional fees related to these legal actions in the year ended June 30, 2016 and approximately $0.3 million in the period ended September 30, 2016 for a total of $1.9 million.

On September 15, 2016, we executed a second amendment to our Production Sharing Contract that was approved on September 21, 2016 by a Presidential Decree from the Republic of Guinea where we received a one year extension to September 22, 2017 and confirmed we are the holder of 100% and operator of the Concession.  In turn, we agreed to drill one exploratory well to a minimum depth of 2,500 meters below the seabed with a projected commencement of April 2017 and a budget of approximately $46.0 million.

Failure to comply with the drilling and other obligations of the PSC subjects us to risk of loss of the Concession.  Continued delays have affected adversely the ability to explore the Concession and will diminish the attractiveness of the Concession to prospective industry participants and financing sources.

Our costs related to the items referred to above and any additional expenses, or any negative outcomes, could adversely affect our liquidity and financial condition and results of operations.  Absent cash inflows, we could exhaust our current available liquidity within the next twelve months.  The timing and amount of our cash outflows are dependent on a number of factors including: a negative outcome related to any of our legal proceedings, inability to resume petroleum operations or drilling delays, joint operations expenditures and excessive well costs, or if we have unfavorable well results.

As a result, absent cash inflows, there is substantial doubt as to whether we will have adequate capital resources to meet our current obligations as they become due and therefore be able to continue as a going concern. Our ability to meet our current obligations as they become due over the next twelve months, and to be able to continue exploration, will depend on obtaining additional resources through sales of additional interests in the Concession, issuing corporate equity or debt securities, or through other means, and the resumption of petroleum operations.  No assurance can be given that any of these actions can be completed.

Capital Expenditures

During the first three months of fiscal 2017, we incurred an additional $284 thousand on unproved oil and gas properties and $11 thousand for property, plant and equipment.  This compares to the first three months of fiscal 2016, where we expended $20 thousand on unproved oil and gas properties.

In the legal settlement with Tullow and Dana, we also received long lead items of well construction material previously purchased by the Consortium in preparation for the initial drilling of the Fatala well. The fair market value at the date of settlement, taking into account the condition of the material and then current pricing among other factors, was preliminarily determined to be $4.4 million.  This part of the settlement was a non-cash transaction and was recorded as an oil and gas property asset addition and a gain on legal settlement. The estimated fair value of the equipment may change once we receive the final valuation report.

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

Item 4. Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

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

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of September 30, 2016, our PEO and PFO concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Our management, including the PEO and PFO, identified no change in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II Other Information

Item 1. Legal Proceedings

From time to time, we and our subsidiaries are involved in business disputes. We are unable to predict the outcome of such matters when they arise. Currently pending proceedings, in our opinion, will not have a material adverse effect upon our consolidated financial statements.  The following are the only legal proceedings with material developments during the three month period ended September 30, 2016.

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

The AAA action seeks (1) a determination that Tullow and Dana were in breach of their contractual obligations and (2) the damages caused by the repeated delays in well drilling caused by the activities of Tullow and Dana. We determined to bring the legal actions only after it became apparent that Tullow and Dana would not move forward, despite many opportunities to do so, with petroleum operations.  SCS believed that it had exhausted all of its options for the pursuit of legal measures to require Tullow and Dana to drill the planned exploration well.

On August 15, 2016, we subsequently entered into a Settlement and Release Agreement with Tullow and Dana (“Settlement and Release”) with respect to our dispute in arbitration. Under the Settlement and Release, we released all claims against Tullow and Dana and Tullow and Dana (i) issued to the Government of Guinea a notice of withdrawal from the Concession and PSC effective immediately, (ii) transferred their interest in the long lead items of well construction material previously purchased by the Consortium in preparation for the initial drilling of the Fatala well, and agreed to pay net cash of $687 thousand to us. We also agreed to pay Dana a success fee based upon the certified reserves of the Fatala well if it results in a discovery.

Shareholder Lawsuits

Beginning on March 13, 2014, two lawsuits styled as class actions were filed in the U.S. District Court for the Southern District of Texas against the Company and several then-current officers of the Company alleging that the Company made false and misleading statements that artificially inflated its stock prices. The lawsuits allege, among other things, that the Company misrepresented its compliance with the Foreign Corrupt Practices Act and anti-money laundering statutes and that it lacked adequate internal controls. The lawsuits sought damages based on Sections 10(b) and 20 of the Securities Exchange Act of 1934, although the specific amount of damages was not specified.  On May 12, 2014, a shareholder filed a motion for appointment as lead plaintiff.  Both of the March 2014 lawsuits were dismissed voluntarily. One was dismissed during the quarter ended September 30, 2016 and the second on October 6, 2016.

Item 1A. Risk Factors

There are neither additional risk factors nor modifications to the risk factors previously disclosed.

Item 6. Exhibits and Reports on Form 8-K

(A)

Exhibit Number	Description
3.1.1	Certificate of Incorporation(1)

3.1.2	Certificate of Amendment of Certificate of Incorporation, dated January 21, 1997(1)

3.1.3	Certificate of Amendment of Certificate of Incorporation, dated September 20, 1999(1)

3.1.4	Certificate of Amendment of Certificate of Incorporation, dated December 22, 2003(1)

3.1.5	Certificate of Amendment of Certificate of Incorporation, dated March 11, 2011(2)

3.1.6	Certificate of Amendment of Certificate of Incorporation, dated June 28, 2013(17)

3.1.7	Series B Certificate of Designation(4)

3.2	Amended and Restated By-laws(23)

4.1	Form of Common Stock Certificate(3)

4.2	Form of Common Stock Purchase Warrant issued to investors on February 1, 2012(16)

10.1.1	Hydrocarbon Production Sharing Contract (PSA) between SCS Corporation and the Republic of Guinea, dated September 22, 2006(5)

10.1.2	Amendment No. 1 to the Hydrocarbons Production Sharing Contract between SCS Corporation and the Republic of Guinea, dated March 25, 2010(8)

10.1.3	Amendment No. 2 to the Hydrocarbon Production Sharing Contract (Original French version), dated September 21, 2016(26)

10.1.4	Amendment No. 2 to the Hydrocarbon Production Sharing Contract (English translation), dated September 21, 2016(26)

10.3*	Amended and Restated Employment Agreement between Hyperdynamics and Ray Leonard, effective as of July 23, 2012(6)

10.4	Sale and Purchase Agreement between Hyperdynamics Corporation and Dana Petroleum (E&P) Limited, effective as of December 4, 2009(9)

10.5	Operating Agreement between SCS Corporation and Dana Petroleum (E&P) Limited, dated January 28, 2010(12)

10.6*	2010 Equity Incentive Plan as amended(21)

10.7*	Form of Incentive Stock Option Agreement(7)

10.8*	Form of Non-Qualified Stock Option Agreement(7)

10.9*	Form of Restricted Stock Agreement(7)

10.10	Contract Number: AGR/C105/10 between SCS Corporation and AGR Peak Well Management Limited for Provision of Well Construction Management Services, including LOGIC General Conditions as Appendix I(10)

10.11	Agreement for the Supply of Marine Seismic Data Application and Processing Services, dated September 20, 2011 between SCS Corporation and CGG Veritas Services SA(15)

10.12	Form of Securities Purchase Agreement, dated January 30, 2012, between Hyperdynamics Corporation and investors in the offering(16)

10.13	Placement Agency Agreement, dated January 30, 2012, by and between Hyperdynamics Corporation and Rodman & Renshaw, LLC(16)

10.14	Purchase and Sale Agreement between SCS Corporation Ltd. and Tullow Guinea Ltd., dated November 20, 2012(11)

10.15

Joint Operating Agreement Novation and Amendment Agreement relating to the Operating Agreement for the Hydrocarbon Production Sharing Contract, offshore Guinea, between SCS Corporation Ltd., Dana Petroleum E&P Limited, and Tullow Guinea Ltd. dated December 31, 2012.(13)

10.16	Parent Company Guarantee between Tullow Oil plc and SCS Corporation Ltd., dated December 31, 2012(13)

10.17	Settlement Deed between Hyperdynamics Corporation, SCS Corporation Ltd., AGR Well Management Ltd, and Jasper Drilling Private Ltd dated May 16, 2014(20)

10.19*	Employment Agreement, Effective October 1, 2015, between Hyperdynamics Corporation and Paolo Amoruso(20)

10.20*	Employment Agreement, Effective October 1, 2015, between Hyperdynamics Corporation and David Wesson(20)

10.21	Transition and Consulting Agreement, effective as of June 30, 2016, between Hyperdynamics Corporation and Paolo Amoruso(22)

10.22	Transition and Consulting Agreement, effective as of June 30, 2016, between Hyperdynamics Corporation and David Wesson(22)

10.23	Settlement and Release Agreement, dated as of August 15, 2016, by and among SCS Corporation Ltd., Tullow Guinea Ltd. and Dana Petroleum (E&P) Limited(24)

10.24.1	Presidential Decree of the Republic of Guinea, dated as of September 21, 2016 (Original French version)(26)

10.24.2	Presidential Decree of the Republic of Guinea, dated as of September 21, 2016 (English Translation)(26)

31.1**

Certification of Principal Executive Officer of Hyperdynamics Corporation required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**

Certification of Principal Financial Officer of Hyperdynamics Corporation required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**

Certification of Principal Executive Officer of Hyperdynamics Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

32.2**

Certification of Principal Financial Officer of Hyperdynamics Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

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

(18)                          Incorporated by reference to Form 10-K filed on September 12, 2014.

(19)                          Incorporated by reference to Form 10-K filed on September 16, 2015.

(20)                          Incorporated by reference to Form 8-K dated on October 7, 2015.

(21)                          Incorporated by reference to Form 10-Q filed on February 11, 2016.

(22)                          Incorporated by reference to Form 8-K filed on July 08, 2016.

(23)                          Incorporated by reference to Form 8-K filed on July 14, 2016.

(24)                          Incorporated by reference to Form 8-K filed on August 17, 2016.

(25)                          Incorporated by reference to Form 8-K filed on August 24, 2016.

(26)                          Incorporated by reference to Form 8-K filed on September 22, 2016.

(27)                          Incorporated by reference to Form 10-K filed on September 22, 2016.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Hyperdynamics Corporation
(Registrant)

By:	/s/ Raymond C. Leonard
Raymond C. Leonard
President, Chief Executive Officer, and Principal Executive Officer

Dated: November 21, 2016

By:	/s/ David G. Gullickson
David G. Gullickson
Vice President of Finance, Treasurer and Principal Financial and Accounting Officer

Dated: November 21, 2016

Exhibit Index

Exhibit Number	Description
3.1.1	Certificate of Incorporation(1)

3.1.2	Certificate of Amendment of Certificate of Incorporation, dated January 21, 1997(1)

3.1.3	Certificate of Amendment of Certificate of Incorporation, dated September 20, 1999(1)

3.1.4	Certificate of Amendment of Certificate of Incorporation, dated December 22, 2003(1)

3.1.5	Certificate of Amendment of Certificate of Incorporation, dated March 11, 2011(2)

3.1.6	Certificate of Amendment of Certificate of Incorporation, dated June 28, 2013(17)

3.1.7	Series B Certificate of Designation(4)

3.2	Amended and Restated By-laws(23)

4.1	Form of Common Stock Certificate(3)

4.2	Form of Common Stock Purchase Warrant issued to investors on February 1, 2012(16)

10.1.1	Hydrocarbon Production Sharing Contract (PSA) between SCS Corporation and the Republic of Guinea, dated September 22, 2006(5)

10.1.2	Amendment No. 1 to the Hydrocarbons Production Sharing Contract between SCS Corporation and the Republic of Guinea, dated March 25, 2010(8)

10.1.3	Amendment No. 2 to the Hydrocarbon Production Sharing Contract (Original French version), dated September 21, 2016(26)

10.1.4	Amendment No. 2 to the Hydrocarbon Production Sharing Contract (English translation), dated September 21, 2016(26)

10.3*	Amended and Restated Employment Agreement between Hyperdynamics and Ray Leonard, effective as of July 23, 2012(6)

10.4	Sale and Purchase Agreement between Hyperdynamics Corporation and Dana Petroleum (E&P) Limited, effective as of December 4, 2009(9)

10.5	Operating Agreement between SCS Corporation and Dana Petroleum (E&P) Limited, dated January 28, 2010(12)

10.6*	2010 Equity Incentive Plan as amended(21)

10.7*	Form of Incentive Stock Option Agreement(7)

10.8*	Form of Non-Qualified Stock Option Agreement(7)

10.9*	Form of Restricted Stock Agreement(7)

10.10	Contract Number: AGR/C105/10 between SCS Corporation and AGR Peak Well Management Limited for Provision of Well Construction Management Services, including LOGIC General Conditions as Appendix I(10)

10.11	Agreement for the Supply of Marine Seismic Data Application and Processing Services, dated September 20, 2011 between SCS Corporation and CGG Veritas Services SA(15)

10.12	Form of Securities Purchase Agreement, dated January 30, 2012, between Hyperdynamics Corporation and investors in the offering(16)

10.13	Placement Agency Agreement, dated January 30, 2012, by and between Hyperdynamics Corporation and Rodman & Renshaw, LLC(16)

10.14	Purchase and Sale Agreement between SCS Corporation Ltd. and Tullow Guinea Ltd., dated November 20, 2012(11)

10.15

Joint Operating Agreement Novation and Amendment Agreement relating to the Operating Agreement for the Hydrocarbon Production Sharing Contract, offshore Guinea, between SCS Corporation Ltd., Dana Petroleum E&P Limited, and Tullow Guinea Ltd. dated December 31, 2012.(13)

10.16	Parent Company Guarantee between Tullow Oil plc and SCS Corporation Ltd., dated December 31, 2012(13)

10.17	Settlement Deed between Hyperdynamics Corporation, SCS Corporation Ltd., AGR Well Management Ltd, and Jasper Drilling Private Ltd dated May 16, 2014(20)

10.19*	Employment Agreement, Effective October 1, 2015, between Hyperdynamics Corporation and Paolo Amoruso(20)

10.20*	Employment Agreement, Effective October 1, 2015, between Hyperdynamics Corporation and David Wesson(20)

10.21	Transition and Consulting Agreement, effective as of June 30, 2016, between Hyperdynamics Corporation and Paolo Amoruso(22)

10.22	Transition and Consulting Agreement, effective as of June 30, 2016, between Hyperdynamics Corporation and David Wesson(22)

10.23	Settlement and Release Agreement, dated as of August 15, 2016, by and among SCS Corporation Ltd., Tullow Guinea Ltd. and Dana Petroleum (E&P) Limited(24)

10.24.1	Presidential Decree of the Republic of Guinea, dated as of September 21, 2016 (Original French version)(26)

10.24.2	Presidential Decree of the Republic of Guinea, dated as of September 21, 2016 (English Translation)(26)

31.1**

Certification of Principal Executive Officer of Hyperdynamics Corporation required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**

Certification of Principal Financial Officer of Hyperdynamics Corporation required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**

Certification of Principal Executive Officer of Hyperdynamics Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

32.2**

Certification of Principal Financial Officer of Hyperdynamics Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

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

(18)                          Incorporated by reference to Form 10-K filed on September 12, 2014.

(19)                          Incorporated by reference to Form 10-K filed on September 16, 2015.

(20)                          Incorporated by reference to Form 8-K dated on October 7, 2015.

(21)                          Incorporated by reference to Form 10-Q filed on February 11, 2016.

(22)                          Incorporated by reference to Form 8-K filed on July 08, 2016.

(23)                          Incorporated by reference to Form 8-K filed on July 14, 2016.

(24)                          Incorporated by reference to Form 8-K filed on August 17, 2016.

(25)                          Incorporated by reference to Form 8-K filed on August 24, 2016.

(26)                          Incorporated by reference to Form 8-K filed on September 22, 2016.

(27)                          Incorporated by reference to Form 10-K filed on September 22, 2016.