Form 10-Q
period 2016-12-31
HYPERDYNAMICS CORP
filed 2017-03-03
CIK 937136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒        Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934:

For the quarterly period ended December 31, 2016

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)   YES ☐   NO☒

As of February 28, 2017, 21,801,536 shares of common stock, $0.001 par value, were outstanding.

HYPERDYNAMICS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Number of Shares)

(Unaudited)

	December 31, 2016	June 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$2,239	$10,327
Prepaid expenses	645	1,294
Deposits and other current assets	235	6
Total current assets	3,119	11,627

Property and equipment, net of accumulated depreciation of $2,097 and $2,075	59	51
Unproved oil and gas properties excluded from amortization (Full-Cost Method)	4,142	—
	4,201	51

Total assets	$7,320	$11,678

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$1,475	$1,743
Liability for legal settlement (Note 6)	1,308	—
Total current liabilities	2,783	1,743

Commitments and contingencies (Note 6)	—	—

Shareholders’ equity:
Preferred stock, $0.001 par value; 20,000,000 authorized, 0 shares issued and outstanding	—	—
Common stock, $0.001 par value, 87,000,000 shares authorized; 21,201,536 and 21,046,591 shares issued and outstanding	169	169
Additional paid-in capital	317,938	317,757
Accumulated deficit	(313,570)	(307,991)
Total shareholders’ equity	4,537	9,935
Total liabilities and shareholders’ equity	$7,320	$11,678

The accompanying notes are an integral part of these condensed consolidated financial statements.

HYPERDYNAMICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Number of Shares and Per Share Amounts)

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015
Costs and expenses:
Depreciation	$10	$28	$35	$56
General, administrative and other operating	4,281	1,829	8,247	3,706
Full-cost ceiling test write-down	753	—	753	—
Loss from operations	(5,044)	(1,857)	(9,035)	(3,762)
Gain (loss) on settlement agreement	(371)	—	4,764	—
Cost of legal settlement	(1,308)	—	(1,308)	—
Loss before income tax	(6,723)	(1,857)	(5,579)	(3,762)
Income tax	—	—	—	—
Net loss	$(6,723)	$(1,857)	$(5,579)	$(3,762)

Basic and diluted loss per share	$(0.31)	$(0.09)	$(0.26)	$(0.18)
Weighted average shares outstanding — basic and diluted	21,201,536	21,046,591	21,127,758	21,046,591

The accompanying notes are an integral part of these condensed consolidated financial statements.

HYPERDYNAMICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In Thousands, Except Number of Shares)

(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, July 1, 2015	21,046,591	$169	$317,404	$(285,145)	$32,428
Net loss	—	—	—	(22,846)	(22,846)
Amortization of fair value of stock options	—	—	353	—	353
Balance, June 30, 2016	21,046,591	$169	$317,757	$(307,991)	$9,935
Net loss	—	—	—	(5,579)	(5,579)
Exercise of stock options	20,000	—	18	—	18
Awards in lieu of cash bonus	134,945	—	57	—	57
Amortization of fair value of stock options	—	—	106	—	106
Balance, December 31, 2016	21,201,536	$169	$317,938	$(313,570)	$4,537

The accompanying notes are an integral part of these condensed consolidated financial statements.

HYPERDYNAMICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Six Months Ended December 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,579)	$(3,762)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	35	56
Full-cost ceiling test write-down	753	—
Stock based compensation	106	189
Stock issued in lieu of cash bonuses	57	—
Gain on legal settlement	(4,078)	—
Cost of legal settlement	1,308	—
Changes in operating assets and liabilities:
Increase in Accounts receivable — joint interest	—	(52)
Decrease in Prepaid expenses	649	582
Increase in Deposits and other current assets	(229)	(8)
Decrease in Accounts payable and accrued expenses	(268)	(992)
Net cash used in operating activities	(7,246)	(3,987)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(42)	—
Investment in unproved oil and gas properties	(818)	(20)
Net cash used in investing activities	(860)	(20)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	18	—
Net cash provided by financing activities	18	—
DECREASE IN CASH AND CASH EQUIVALENTS	(8,088)	(4,007)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	10,327	18,374
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,239	$14,367

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

Status of our Business, Liquidity and Going Concern

We have no source of operating revenue and there is no assurance when we will, if ever. On December 31, 2016, we had $2.2 million in cash, and $1.5 million in accounts payable and accrued expense liabilities, all of which are current liabilities.  The net working capital of approximately $0.7 million will not be sufficient to meet our corporate needs and Concession related activities for the quarter ending March 31, 2017.  We are currently pursuing several avenues to raise funds.  We have no other material commitments other than ordinary operating costs and commitments relating to the PSC.

As of February 28, 2017 the Company’s trade accounts payable and accrued expenses exceeded its cash balances.

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

Pursuant to the Tullow SPA between Tullow and us, Tullow paid us $26.0 million in cash and Tullow agreed to pay our entire participating interest share of expenditures associated with joint operations in the Concession up to a gross expenditure cap of $100.0 million incurred during the period of our carried interest while drilling the initial exploratory well that began on September 21, 2013. Tullow also agreed to pay our participating interest share of future costs for the drilling of an appraisal well following the initial exploration well, if drilled, up to an additional gross expenditure cap of $100.0 million.

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

If the Extension Well is not drilled within the PSC Extension Period, we will owe the Government of Guinea, under Article 4.2 of the PSC, the difference between the actual expenditures in Guinea that are related to the well and $46.0 million. Fulfillment of the work obligations exempts us from the expenditure obligations during the PSC Extension Period. Failure to comply with the drilling and other obligations of the PSC as amended subjects us to financial penalties and a risk of loss of the Concession.

In mid-January 2017 the Company requested and received a notification letter dated January 24, 2017 from the General Director of the National Petroleum Office of the Republic of Guinea, informing the Company that the Republic of Guinea granted a postponement of the Company’s obligation to provide a mutually acceptable security of $5.0 million to February 20, 2017 (originally required by no later than January 21, 2017) as well as a clarification regarding the timing of the security under Article 4.2 of the 2016 PSC Amendment until the work on the Fatala-1 well is completed.

On March 1, 2017, the Republic of Guinea has issued a reservation of rights letter asserting the Company has not satisfied its obligation to deposit mutually acceptable security of $5.0 million. The Company and the Republic of Guinea have been and continue to be in negotiations regarding the mutually acceptable assets that would satisfy the $5.0 million security requirement.  These negotiations have not yet reached a conclusion.

If we do not reach an agreement with the Government of Guinea on a mutually acceptable security instrument, the Republic of Guinea may terminate the PSC at any time and without prior notice to remedy such non-compliance with the PSC.  To date the $5.0 million security has not been provided and no extension, though requested, subsequent to February 20 has been provided by the Republic of Guinea.

Also, if the well is not drilled during the Extension Period we will owe the Republic of Guinea the remaining balance under Article 4.2 of the PSC.

The delays prior to the signing of the Second Amendment have adversely affected our ability to date to explore the Concession and reduce the attractiveness of the Concession to prospective industry participants and financing parties. While we currently hold 100% of the Concession, it is unknown whether we will be able to raise the necessary funds to drill the exploratory well during the PSC Extension Period.

Absent cash inflows we will not have adequate capital resources to meet our current obligations as they become due and therefore there is substantial doubt about our ability to continue as a going concern. Our ability to meet our current obligations as they become due over the next twelve-months, and to be able to continue exploration, will depend on obtaining additional resources through sales of additional interests in the Concession, equity or debt financial offerings, or through other means.

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

•                  estimates in the calculation of share-based compensation expense,

•                  estimates made in our income tax calculations,

•                  estimates in the assessment of current litigation claims against the Company,

•                  estimates and assumptions involved in our assessment of unproved oil and gas properties for impairment, and

•                  estimates and assumptions involved in our fair market value assessment of the well construction equipment received in the August 15, 2016 Settlement Agreement with Tullow and Dana.

We are subject, from time to time, to legal proceedings, claims, and liabilities that arise in the ordinary course of business. We accrue for losses when such losses are considered probable and the amounts can be reasonably estimated.

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

All potential dilutive securities, including potentially dilutive options, warrants and convertible securities, if any, were excluded from the computation of dilutive net loss per common share for the three and six month periods ended December 31, 2016 and 2015, respectively, because their effects in the computation are antidilutive due to our net loss for those periods.

Stock options to purchase approximately 1.2 million common shares at an average exercise price of $4.08 were outstanding at December 31, 2016. Using the treasury stock method, had we had net income, approximately 298,700 common shares attributable to our outstanding stock options would have been included in the fully diluted earnings per share for the three month period ended December 31, 2016 while approximately 182,200 common shares attributable to our outstanding stock options would have been included in the fully diluted earnings per share for the six month period ended December 31, 2016.

Stock options to purchase approximately 1.0 million common shares at an average exercise price of $5.67 were outstanding at December 31, 2015. Using the treasury stock method, had we had net income, approximately 101,600 common shares attributable to our outstanding stock options would have been included in the fully diluted earnings per share for the three month period ended December 31, 2015 while approximately 50,800 common shares attributable to our outstanding stock options would have been included in the fully diluted earnings per share for the six month period ended December 31, 2015.

Contingencies

We are subject to legal proceedings, claims and liabilities. We accrue for losses associated with legal claims when such losses are probable and can be reasonably estimated. These accruals are adjusted as additional information becomes available or circumstances change. Legal fees are charged to expense as they are incurred.  See Note 6 for more information on legal proceedings and settlements.

Fair Value Measurements

The accounting standards define fair value, establish a three-level valuation hierarchy for disclosures of fair value measurements and enhance disclosure requirements for fair value measures. As discussed in Note 2, we determined a fair value of the well construction equipment material (Level 3 fair value measurement) that we received at the time of our legal settlement with Tullow and Dana. The fair value estimate was based on the combination of cost and market approaches taking into consideration a number of factors, which included but were not limited to the original cost and the condition of the material and demand for steel and tubulars at the time of measurement.

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

One part of our settlement with Tullow and Dana included the relinquishments of their respective 40% and 23% participating interests in the Concession. Hyperdynamics now owns 100% of the participating interests in the Concession.

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

On January 24, 2017 the Company requested and received a notification letter from the General Director of the National Petroleum Office of the Republic of Guinea, informing the Company that the Republic of Guinea granted a postponement to provide a mutually acceptable security of $5.0 million to February 20, 2017 as well as a clarification regarding the timing of the $46.0 million security payment under Article 4.2 of the 2016 PSC Amendment until the work on the Fatala well is completed.

On March 1, 2017, the Republic of Guinea has issued a reservation of rights letter asserting the Company has not satisfied its obligation to deposit mutually acceptable security of $5.0 million. The Company and the Republic of Guinea have been and continue to be in negotiations regarding the mutually acceptable assets that would satisfy the $5.0 million requirement.  These negotiations have not yet reached a conclusion.

If we do not agree with the Government of Guinea on a mutually acceptable security instrument the Government of Guinea may terminate the PSC at any time and without prior notice to remedy such non-compliance with the PSC.  To date the $5.0 million security has not been provided and no extension, though requested, subsequent to February 20 has been provided by the Republic of Guinea.

Also, if the well is not drilled during the Extension Period we will owe the Republic of Guinea the difference between the $46.0 million and the costs incurred to date on the Extension Well.

Additionally, we agreed to limit the cost recovery pool to date to our share of expenditures in the PSC since 2009 (estimated to be approximately $150,000,000) and move into the territory of Guinea the long lead items we received in the Settlement Agreement that are currently in Takoradi, Ghana for the drilling of the Extension Well by January 31, 2017.  The movement of approximately $1.6 million of the $4.1 million of equipment was started on January 29, 2017 and was completed on February 5, 2017.  The balance of the material still in Ghana will be moved at a later date.  Finally, we agreed to allocate and administer a training budget during the PSC Extension Period for the benefit of the Guinea National Petroleum Office of $250,000 in addition to any unused portion of the training program under Article 10.3 of the PSC, estimated to be approximately $500,000.

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

We follow the “Full-Cost” method of accounting for oil and natural gas property and equipment costs. Under this method, internal costs incurred that were directly identified with exploration, development, and acquisition activities undertaken by us for our own account, and which were not related to production, general corporate overhead, or similar activities, are capitalized. Capitalization of internal costs was discontinued April 1, 2013 when Tullow became the operator.  Hyperdynamics became the operator after the signing of the Second Amendment of the PSC on September 15, 2016 and thus capitalization of certain internal, project related costs had resumed.  For the three and six month periods ended December 31, 2016, we capitalized $1.3 million and $1.5 million of such costs, respectively.

Capitalized internal costs of $ 0.2 million from the previous quarter were written off and recorded as Full-cost ceiling test write-down expenses, and capitalized internal costs of $ 1.3 million in the current quarter were written off and recorded as General, administrative and other operating costs.

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

The following table provides detail of total capitalized costs for the Concession which remain unproved and unevaluated and are excluded from amortization as of December 31, 2016 and June 30, 2016 (in thousands):

	December 31, 2016	June 30, 2016
Oil and Gas Properties:
Unproved properties not subject to amortization	$4,142	$—

During the six month period ended December 31, 2016, our oil and gas property balance increased by $4.1 million as a result of the fair value of the material received in our settlement with Tullow and Dana.  The fair value of the material, for the most part well construction material, at the time of the settlement was approximately $4.4 million, of which we reduced by approximately $0.4 million during the second quarter of fiscal year 2017 based on additional information that we determined reduced the original fair market value.  We engaged an independent outside party with expertise in valuing oil and gas equipment to conduct an appraisal and provide a fair valuation determination for our initial recording and reporting purposes.

During the quarter ended December 31, 2016 we impaired $0.8 million of unproved oil and gas property costs capitalized during the current quarter ($0.5 million) and previous quarter ($0.3 million) and the internal costs described above. That impairment assessment was based on our liquidity position, and the possibility that we may not reach an agreement with the Government of Guinea regarding the requirement under the PSC to provide a mutually acceptable security of $5.0 million, and the possibility that the Government of Guinea may at any time and without prior notice terminate our Concession.

As of June 30, 2016 at the close of our last fiscal year we fully impaired the $14.3 million of previously capitalized unproved oil and gas property costs. That impairment assessment was based on the continued impasse at the time by our members of the Consortium to resume petroleum operations and drill the next exploration obligation well, which needed to be commenced at that time by the end of September 2016, and our inability at the time to get interim injunctive relief from the American Arbitration Association requiring Tullow and Dana to join with SCS in the negotiation of an acceptable amendment to the PSC and to agree to a process that would result in the execution of the amendment which we hoped would have led to the resumption of petroleum operations by the Consortium.  Thus, we believed all legal measures to require Tullow and Dana to drill the planned exploration well had been exhausted.

3. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of December 31, 2016 and June 30, 2016 include the following (in thousands):

	December 31, 2016	June 30, 2016
Accounts payable — trade and oil and gas exploration activities	$601	$1,361
Accounts payable — legal costs	171	61
Accrued payroll	703	321
	1,475	1,743
Liability for legal settlement (Note 6)	1,308	—
	$2,783	$1,743

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

The 2010 Plan provides for the awards of shares of common stock, restricted stock units or incentive stock options or nonqualified stock options to purchase our common stock to selected employees, directors, officers, agents, consultants, attorneys, vendors and advisors of ours’ or of any parent or subsidiary thereof. Shares of common stock, options, or restricted stock can only be awarded under the 2010 Plan within 10 years from the effective date of February 18, 2010. A maximum of 2,000,000 shares are issuable under the 2010 Plan and at December 31, 2016, 783,460 shares remained available for issuance.

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

From time to time we issue non-compensatory warrants, such as warrants issued to investors.

Stock Options

The fair value of stock option awards is estimated using the Black-Scholes valuation model. For market-based pricing of stock option awards, those options where vesting terms are dependent on achieving a specified stock price, the fair value was estimated using a Black-Scholes option pricing model with inputs adjusted for the probability of the vesting criteria being met and the median expected term for each award as determined by utilizing a Monte Carlo simulation. Expected volatility is based solely on historical volatility of our common stock over the period commensurate with the expected term of the stock options. We rely solely on historical volatility because we do not have options that are traded. The expected term calculation for stock options is based on the simplified method as described in the Securities and Exchange Commission Staff Accounting Bulletin No. 107.

We use this method because we do not have sufficient historical information on exercise patterns to develop a model for expected term. The risk-free interest rate is based on the U. S. Treasury yield in effect at the time of award for an instrument with a maturity that is commensurate with the expected term of the stock options. The dividend yield rate of 0% is based on the fact that we have never paid cash dividends on our common stock and we do not expect to pay cash dividends on our common stock during the expected term of the options.

The following table provides information about options during the six months ended December 31, 2016 and 2015:

	2016	2015
Number of options awarded	178,500	30,000
Compensation expense recognized	$106,000	$189,000
Weighted average award-date fair value of options outstanding	$4.08	$5.67

The following table details the significant assumptions used to compute the fair values of employee and director stock options awarded during the six month periods ended December 31, 2016 and 2015:

	2016	2015
Risk-free interest rate	0.47-1.86%	1.74%
Dividend yield	0%	0%
Volatility factor	109-157%	109%
Expected life (years)	1.0-4.73	2.88

Summary information regarding employee and director stock options issued and outstanding under all plans as of December 31, 2016 is as follows:

	Options	Weighted Average Exercise Price	Aggregate intrinsic value	Weighted average remaining contractual term (years)
Options outstanding at July 1, 2016	1,016,997	$5.03	$—	3.19
Awarded	178,500	1.06
Exercised	(20,000)	0.90
Forfeited	—	—
Expired	(16,250)	34.43
Options outstanding at December 31, 2016	1,159,247	$4.08	$883,620	2.54
Options exercisable at December 31, 2016	959,550	$4.72	$646,342	2.09

Options outstanding and exercisable as of December 31, 2016
Exercise Price	Outstanding Number of Shares	Remaining Life	Exercisable Number of Shares
$0.41-4.00	245,525	Less than1 year	245,525
$0.41-4.00	57,916	1 year	57,916
$0.41-4.00	136,296	2 years	136,296
$0.41-4.00	226,720	3 years	226,720
$0.41-4.00	112,610	4 years	71,405
$0.41-4.00	158,492	5 years	—
$4.01-10.00	79,563	Less than 1 year	79,563
$4.01-10.00	38,625	1 year	38,625
$4.01-10.00	4,062	2 years	4,062
$4.01-10.00	7,000	3 years	7,000
$10.01-20.00	13,125	Less than 1 year	13,125
$10.01-20.00	17,500	4 years	17,500
$20.01-30.00	3,750	Less than 1 year	3,750
$20.01-30.00	28,500	4 years	28,500
$30.01-40.00	12,500	Less than 1 year	12,500
$30.01-40.00	13,313	5 years	13,313
$40.01-48.72	3,750	4 years	3,750
	1,159,247		959,550

At December 31, 2016, there were $177 thousand of unrecognized compensation costs related to non-vested share based compensation arrangements awarded to employees and directors under the plans. During the six months ended December 31, 2016, a total of 76,404 options, with a weighted average award date fair value of $0.57 per share, vested in accordance with the underlying agreements. Unvested options at December 31, 2016 totaled 199,697 with a weighted average award date fair value of $4.72, an amortization period of one year and a weighted average remaining life of 0.93 years.

Restricted Stock

The fair value of restricted stock awards classified as equity awards is based on the Company’s stock price as of the date of grant. During the year ended June 30, 2015, all such awards were forfeited. No new grants have been issued, and none are outstanding at December 31, 2016.

5. INCOME TAXES

Federal income taxes are not due as we have had losses since inception. Our effective tax rate for the six month periods ended December 31, 2016 and 2015 is 0%. This rate is lower than the U.S. statutory rate of 35% primarily due to the valuation allowance applied against our net deferred tax assets.

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

Iroquois Lawsuit

On May 9, 2012, a lawsuit was filed in the Supreme Court of the State of New York against us and all of our directors. The plaintiffs, five hedge funds that invested in us in early 2012, alleged that we breached an agreement with the plaintiffs, and that we and the directors made certain negligent misrepresentations relating to our drilling operations. Among other claims, the plaintiffs alleged that we misrepresented the status of our drilling operations and the speed with which the drilling would be completed. The plaintiffs’ advanced claims for breach of contract and negligent misrepresentation and sought damages in the amount of $18.5 million plus pre-judgment interest.

On July 12, 2012, we and the directors moved to dismiss the suit for failure to state a claim as to all defendants and for lack of personal jurisdiction over the director defendants. On June 19, 2013, the court dismissed the negligent misrepresentation claim but declined to dismiss the breach of contract claim. The negligent misrepresentation claim was dismissed without prejudice, meaning plaintiffs could attempt to refile it. On August 12, 2013, the plaintiffs filed an amended complaint. That complaint named only the Company and sought recovery for alleged breaches of contract. We filed an answer to the plaintiffs’ amended complaint on September 9, 2013, and the court entered a scheduling order governing pre-trial proceedings in the matter.

On December 31, 2016 we entered into a settlement agreement with the plaintiffs whereby Hyperdynamics will issue to the plaintiffs a total of 600,000 new shares of common stock, and it will cause a payment to be made of $1.35 million in cash that will be covered under its directors’ and officers’ insurance policy.The liability for the issuance of the shares was recorded to “liability for legal settlement” in the amount of $1.3 million based on the $2.18 December 30, 2016 closing price of our common stock. The plaintiffs are restricted from selling the shares before April 1, 2017 under the terms of the agreement.  The shares of common stock were issued on February 2, 2017, whereby the issuance of those shares will be recorded to “Common Stock” and “Additional paid in capital” and the liability for legal settlement will be cleared.

Shareholder Lawsuits

Beginning on March 13, 2014, two lawsuits styled as class actions were filed in the U.S. District Court for the Southern District of Texas against us and several then-current officers of the Company alleging that the Company made false and misleading statements that artificially inflated the Company’s stock prices.  The lawsuits alleged, among other things, that the Company misrepresented its compliance with the Foreign Corrupt Practices Act and anti-money laundering statutes and that it lacked adequate internal controls.  The lawsuits sought damages based on Sections 10(b) and 20 of the Securities Exchange Act of 1934, although the specific amount of damages is not specified. On May 12, 2014, a shareholder filed a motion for appointment as lead plaintiff.

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

With the exception of limited relief regarding discovery and agreement by Tullow to maintain certain well plan readiness, the Emergency Arbitrator ruled on February 17, 2016, that SCS was not entitled to the emergency injunctive relief it requested.  Further, the Emergency Arbitrator enjoined all parties to the dispute from pursuing parallel District Court proceedings. On February 12, 2016, the case was voluntarily stayed by us.

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

The $4.8 million gain on legal settlement also includes the estimated fair value of $4.1 million for the well construction material we received from Tullow as a part of our Settlement and Release Agreement.

COMMITMENTS AND CONTINGENCIES

Operating Leases

We lease office space under long-term operating leases with varying terms. Most of the operating leases contain renewal and purchase options. We expect that in the normal course of business, most of the operating leases will be renewed or replaced by other similar leases.

During the three months period ended December 31, 2016 and as a part of our program to begin drilling operations in Guinea, we entered into a lease for in-country offices and nearby apartments.  The leases are for six months with options to renew as necessary and collectively cost about $30 thousand per month.

The following is a schedule by years of minimum future rental payments required under operating leases that have initial or remaining non-cancellable lease terms in excess of one year (in thousands):

Years ending June 30:
2017	$377
2018	399
2019	406
2020	309
2021 and thereafter	—
Total minimum payments required	$1,491

Rent expense included in net loss from operations for the three month periods ended December 31, 2016 and 2015 was $0.1 million in each period.  Rent expense included in net loss from operations for the six month periods ended December 31, 2016 and 2015 was $0.2 million and $0.3 million respectively, in each period.

7. SUBSEQUENT EVENTS

Issuance of Common Stock and Payment of Cash by Insurers:  Settlement of Iroquois Lawsuit

On January 11, 2017 a payment of $1.35 million was made by the insurance underwriters of the Company’s directors’ and officers’ insurance policy to the hedge funds in the Iroquois lawsuit on behalf of the Company.  On February 2, 2017 the Company issued 600,000 shares of its common stock to the hedge funds named in the settlement agreement.

On December 31, 2016 we had entered into a settlement agreement with the five hedge funds in the Iroquois lawsuit.  Under the terms of the settlement agreement, Hyperdynamics would issue to the plaintiffs a total of 600,000 shares of new common stock, and it would cause a payment to be made of $1.35 million in cash that would be covered under its directors’ and officers’ insurance policy. The plaintiffs are restricted from selling the shares of common stock before April 1, 2017 under the terms of the agreement.

Certain requirements under the PSC

On January 24, 2017 the Company requested and received a notification letter from the General Director of the National Petroleum Office of the Republic of Guinea, informing the Company that the Republic of Guinea granted a postponement to provide a mutually acceptable security of $5.0 million to February 20, 2017 as well as a clarification regarding the timing of the $46.0 million security payment under Article 4.2 of the 2016 PSC Amendment until the work on the Fatala well is completed.

On March 1, 2017, the Republic of Guinea has issued a reservation of rights letter asserting the Company has not satisfied its obligation to deposit mutually acceptable security of $5.0 million. The Company and the Republic of Guinea have been and continue to be in negotiations regarding the mutually acceptable assets that would satisfy the $5.0 million requirement.  These negotiations have not yet reached a conclusion.

If we do not agree with the Government of Guinea on a mutually acceptable security instrument the Government of Guinea may terminate the PSC at any time and without prior notice to remedy such non-compliance with the PSC.  To date the $5.0 million security has not been provided and no extension, though requested, subsequent to February 20 has been provided by the Republic of Guinea.

Also, if the well is not drilled during the Extension Period we will owe the Republic of Guinea the difference between the $46.0 million and the costs incurred to date on the Extension Well.

OTC Markets Group Listing Requirements and Delinquency Notice

On February 27, 2017 the OTC Markets Group determined that the Company was delinquent in filing its SEC Form 10-Q for the Quarter ended December 31, 2016.  The Company was advised that it had until March 29, 2017, a thirty day period, to correct the deficiency.  If the Company is unable to correct the deficiency or provide an acceptable plan to comply with the requirement to timely file its ongoing disclosure obligations, the OTC Markets Group will remove the Company from OTCQX U.S. to OTC Pink on March 30, 2017.

The filing of this Form 10-Q on or prior to March 29 cures this delinquency.

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

For the purposes of calculation for this clause (Article 4 of the PSC), however, only costs spent for services and goods provided in Guinea shall be taken into account until the drilling rig to be used in the drilling of the Extension Well is located in the territorial waters of the Republic of Guinea. If we do not provide either security by the specified dates, the Government of Guinea may terminate the PSC immediately and without prior notice to remedy such deficiency.

Additionally, we agreed to limit the cost recovery pool to date to our share of expenditures in the PSC since 2009 (estimated to be approximately $150,000,000 net to our interest) and begin to move into the territory of Guinea the long lead items we received in the Settlement Agreement that are currently stored in Takoradi, Ghana for the drilling of the Extension Well in 2017.  The movement of approximately $1.6 million of the $4.1 million of equipment was started on January 29, 2017 and was completed on February 5, 2017.  The balance of the material still in Ghana will be moved at a later date.  Finally, we agreed to allocate and administer a training budget during the PSC Extension Period for the benefit of the Guinea National Petroleum Office of $250,000 in addition to any unused portion of the training program under Article 10.3 of the PSC.  The unused portion of the training program is now estimated to be approximately $500,000.

In January 2017 the Company requested and then received a notification letter dated January 24, 2017 from the General Director of the National Petroleum Office of the Republic of Guinea, informing the Company that the Republic of Guinea granted a postponement to provide a mutually acceptable security of $5.0 million to February 20, 2017 as well as a clarification regarding the timing of the security under Article 4.2 of the 2016 PSC Amendment until the work on the Fatala-1 well is completed.

On March 1, 2017, the Republic of Guinea has issued a reservation of rights letter asserting the Company has not satisfied its obligation to deposit mutually acceptable security of $5.0 million. The Company and the Republic of Guinea have been and continue to be in negotiations regarding the mutually acceptable assets that would satisfy the $5.0 million requirement.  These negotiations have not yet reached a conclusion.

If we do not reach an agreement with the Government of Guinea on a mutually acceptable security instrument the Government of Guinea may terminate the PSC at any time and without prior notice to remedy such non-compliance with the PSC. To date the $5.0 million security has not been provided and no extension, though requested, subsequent to February 20 has been provided by the Republic of Guinea.

Also, if the well is not drilled during the Extension Period we will owe the Republic of Guinea the difference between the $46.0 million and the costs incurred to date on the Extension Well.

Failure to comply with the drilling and other obligations of the PSC as amended subjects us to financial penalties and a risk of loss of the Concession. Any future delay in drilling plans would adversely affect the ability to explore the Concession and reduce the attractiveness of the Concession to prospective industry participants and financing parties. While we currently hold 100% of the Concession, it is unknown whether we will be able to raise the necessary funds to drill the exploratory well during the PSC Extension Period.

Absent cash inflows, we will not have adequate capital resources to meet our current obligations as they become due and therefore there is substantial doubt about our ability to continue as a going concern. Our ability to meet our current obligations as they become due over the next twelve-months, and to be able to continue exploration, will depend on obtaining additional resources through sales of interests in the Concession, equity or debt financial offerings, or through other means.

No assurance can be given that any of these actions can be completed.

Results of Operations

Based on the factors discussed below the net loss attributable to common shareholders for the three months ended December 31, 2016 increased $4.9 million to a net loss of $6.7 million, or $0.31 per share, from a net loss of $1.9 million, or $0.09 per share for the three months ended December 31, 2015. Net loss attributable to common shareholders for the six months ended December 31, 2016 increased $1.8 million to a net loss of $5.6 million, or $0.26 per share, from a net loss of $3.8 million, or $0.18 per share for the six months ended December 31, 2015.

The increase in net loss attributable to common shareholders for the current fiscal year three month period is primarily the result of the $1.3 million cost of issuing the 600,000 shares of common stock for the Iroquois legal settlement, $0.4 million downward revision in fair market value on our oil and gas well construction equipment, Full-cost ceiling test write-down of $0.8 million and increased general and administrative costs incurred on resuming operatorship of our Guinea Concession.

The increase in net loss attributable to common shareholders for the current fiscal year six month period is primarily the result of the $4.8 million gain on the legal settlement with Tullow and Dana being more than offset by the $1.3 million cost of the Iroquois case legal settlement, Full-cost ceiling test write-down of $0.8 million and increased general and administrative costs incurred on resuming operatorship of our Guinea Concession.

Reportable segments

We have one reportable segment: our international operations in Guinea conducted through our subsidiary SCS. SCS is engaged in oil and gas exploration activities pertaining to offshore Guinea.

Three months ended December 31, 2016 Compared to Three Months Ended December 31, 2015

Revenues.  There were no revenues for the three months ended December 31, 2016 and 2015.

Depreciation.   Depreciation on property and equipment decreased 62% or $17 thousand from the fiscal 2015 period to the fiscal 2016 period. Depreciation expense was $10,400 and $27,700 in the three months ended December 31, 2016 and 2015, respectively. The decrease is primarily attributed to only a small amount of asset additions subject to depreciation in the current year whereas a large portion of the assets in service in the prior year became fully depreciated early in the current year.

General, Administrative and other Operating Expenses.  Our general, administrative and other operating expenses were $4.3 million and $1.8 million for the three months ended December 31, 2016 and 2015, respectively. This represents an increase of 134% or $2.5 million from the fiscal 2015 period to the fiscal 2016 period. We had increases in personnel related costs of approximately $0.4 million, and an increase in legal and other professional fees of $1.7 million related to legal activity and contract services required for the resumption of operatorship in our Guinea Concession. Additionally, we had increased costs relating to our special shareholder meeting and proxy solicitation of $0.1 million, increased directors’ and officers’ insurance premium costs of $0.1 million, increased travel expenses of $0.1 million and the Guinea branch office startup and infrastructure costs of $0.1 million.

Full-cost ceiling test write-down. During the quarter ended December 31, 2016 we impaired $0.8 million of unproved oil and gas property costs capitalized during the current quarter ($0.5 million) and previous quarter ($0.3 million). That impairment assessment was based on our liquidity position, and the possibility that we may not reach an agreement with the Government of Guinea regarding the requirement under the PSC to provide a mutually acceptable security of $5.0 million and the possibility that the Government of Guinea may at any time and without prior notice terminate our Concession.

Cost of legal settlement.  We recognized a $1.3 million cost of the Iroquois legal case based on a settlement agreement at the end of December whereby we would issue 600,000 shares of company stock which we value based on the settlement date at $2.18 per share.  The common stock was issued on February 2, 2017.

We also made a $0.4 million downward revision in the fair market value on our oil and gas well equipment inventory we received from Tullow in the Tullow and Dana legal settlement. This revision was based on additional information received on this equipment once this equipment was in our possession and as we readied it to be moved into Guinea from Ghana.

Loss from Operations.  As a result of the factors discussed above, our loss from operations increased by $3.2 million from $1.9 million in the three months ended December 31, 2015 to $5.0 million for the three months ended December 31, 2016.

Six months ended December 31, 2016 Compared to Six Months Ended December 31, 2015

Revenues.  There were no revenues for the six months ended December 31, 2016 and 2015.

Depreciation.  Depreciation on property and equipment decreased 37% or $21 thousand from the fiscal 2015 period to the fiscal 2016 period. Depreciation expense was $35 thousand and $56 thousand in the six months ended December 31, 2016 and 2015, respectively. The decrease is primarily attributed to only a small amount of asset additions and related modest depreciation in the current year whereas a large portion of the assets in service in the prior year became fully depreciated early in the current year.

General, Administrative and Other Operating Expenses.  Our general, administrative and other operating expenses were $8.2 million and $3.7 million for the six months ended December 31, 2016 and 2015, respectively. This represents an increase of 123% or $4.5 million from the fiscal 2015 period to the fiscal 2016 period. The increase in expense was attributable to increases in personnel related costs of approximately $0.5 million and an increase in legal and professional fees of $3.4 million, related to our lawsuits against Tullow and Dana and with services required for the resumption of operatorship costs in our Guinea Concession. Additionally, we had increased costs relating to our special shareholder meeting and proxy solicitation of $0.1 million, increased directors’ and officers’ insurance costs of $0.1 million, increased travel expenses of $0.3 million and the Guinea branch office startup and infrastructure costs of $0.1 million.

Full-cost ceiling test write-down. During the period ended December 31, 2016 we impaired $0.8 million of unproved oil and gas property costs capitalized. That impairment assessment was based on our liquidity position, and the possibility that we may not reach an agreement with the Government of Guinea regarding the requirement under the PSC to provide a mutually acceptable security of $5.0 million and the possibility that the Government of Guinea may at any time and without prior notice terminate our Concession.

Gain and cost on legal settlements.  The $4.8 million gain on legal settlement with Tullow and Dana includes a cash payment from Tullow to us of $686,570 and the fair value of $4.1 million for the well construction material we received from Tullow as a part of our Settlement and Release Agreement.

We recognized a $1.3 million cost of the Iroquois legal case based on a settlement agreement at the end of December whereby we would issue 600,000 shares of company stock which we value based on the settlement date at $2.18 per share.  The common stock was issued on February 2, 2017.

In deciding to settle we considered the possibility that the plaintiffs’ claims for breach of contract and negligent misrepresentation could have result in a judgment that could have awarded damages in amounts ranging from $4.0 million to $18.5 million plus pre-judgment interest. Because we are seeking equity investment and project partners among many oil companies management decided to pursue the settlement option, eliminate this legal risk for the Company and thus improve the Company’s attractiveness as a joint venture partner or as an investment in its stock.

Loss from Operations.  As a result of the factors discussed above, our loss from operations increased by $5.3 million from $3.8 million in the six months ended December 31, 2015 to $9.0 million for the six months ended December 31, 2016.

Liquidity and Capital Resources

General

	Six Months Ended December 31,
Cash used or provided, net	2016	2015
Net cash used in operating activities	$(7,246)	$(3,987)
Net cash used in investing activities	(860)	(20)
Net cash provided by financing activities	18	—
Decrease in cash and cash equivalents	(8,088)	(4,007)
Cash and cash equivalents at Beginning of period	10,327	18,374
End of period	$2,239	$14,367

Operating Activities

Net cash used in operating activities for the six months ended December 31, 2016 was $7.2 million compared to $4.0 million for the six months ended December 31, 2015. The increase in cash used in operating activities is primarily attributable to the $4.5 million increase in general, administrative and other operating costs, partially offset by changes in working capital during the periods, and the $0.7 million in cash received from the legal settlement with Tullow and Dana.

Investing Activities

Net cash used in investing activities for the six months ended December 31, 2016 was $0.9 million compared to $20 thousand net cash used in the six months ended December 31, 2015. The increase primarily relates to oil and gas property costs incurred by the Company in resumption of the prospect development as operator of the Guinea Concession.

Financing Activities

There were $18 thousand of cash proceeds provided by financing activities during the six months ended December 31, 2016 as a result of the exercise of stock options.  There was no cash provided by financing activities during the six months ended December 31, 2015.

Liquidity

On December 31, 2016, we had $2.2 million in cash and 1.5 million in trade accounts payable and accrued expense liabilities, all of which are current. We plan to use our existing cash to fund our general corporate needs and our expenditures associated with the Concession.  However, the net working capital of approximately $0.7 million will not be sufficient to meet our corporate needs and Concession related activities for the quarter ending March 31, 2017.  We are currently pursuing several avenues to raise funds.

As of February 28, 2017 the Company’s trade accounts payable and accrued expenses exceeded its cash balances.

The DOJ and SEC investigations and the Tullow and Dana arbitration are resolved and closed.  Through several annual periods ended June 30, 2016 these matters cumulatively cost us a total of approximately $12.8 million.

In addition, the legal and professional fees related to legal actions taken against Tullow and Dana, as described in Note 6 of the financial statements, also were costly and also reduced our liquidity.  We incurred approximately $1.6 million in legal and professional fees related to these legal actions in the year ended June 30, 2016 and approximately $0.4 million in the period ended December 31, 2016 for a cumulative total of $2.0 million.

The Iroquois lawsuit is similarly settled as discussed in Note 6 of the financial statements.  The $1.35 million part of the cash settlement was funded by our insurance underwriters.  The non-cash expense part of the settlement that is reported in the quarter ended December 31, 2016 was subsequently settled on February 2, 2017 by the issuance of the 600,000 shares of common stock.

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

Failure to comply with the drilling and other obligations of the PSC subjects us to risk of loss of the Concession.  Potential future delays due to liquidity could adversely affect the ability to explore the Concession in a timely manner which will diminish the attractiveness of the Concession to prospective industry participants and financing sources.

Our current capital resources are not sufficient to cover our financial commitments required to meet the additional exploration activity in the Concession. We will seek such funding through additional sales of interest in the Concession, from equity or debt or other financial instruments.

As a result and absent cash inflows, we will not have adequate capital resources to meet our current obligations as they become due. Our ability to meet our current obligations as they become due over the next quarter and twelve months and to be able to continue with our operations will depend on obtaining additional resources through sales of additional interests in the Concession, issuing equity or debt securities, or through other means, and the resumption of petroleum operations.

No assurance can be given that any of these actions can be completed.

Capital Expenditures

During the first six months of fiscal 2017, we incurred an additional $0.8 million on unproved oil and gas properties and $42 thousand for property, plant and equipment.  This compares to the first six months of fiscal 2016, where we spent $20 thousand on unproved oil and gas properties

In the legal settlement with Tullow and Dana, we also received long lead items of well construction material previously purchased by the Consortium in preparation for the initial drilling of the Fatala-1 well. The fair market value at the date of settlement, taking into account the condition of the material and then current pricing among other factors, was determined to be $4.1million. This part of the settlement was a non-cash transaction and was recorded as an oil and gas property asset addition and a gain on legal settlement.

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

Item 4. Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

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

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of December 31, 2016, our PEO and PFO concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Our management, including the PEO and PFO, identified no change in our internal control over financial reporting that occurred during our fiscal quarter ended December 31, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II Other Information

Item 1. Legal Proceedings

From time to time, we and our subsidiaries are involved in business disputes. We are unable to predict the outcome of such matters when they arise. Currently pending proceedings, in our opinion, will not have a material adverse effect upon our consolidated financial statements. The following are the only legal proceedings with material developments during the three and six month periods ended December 31, 2016.

Iroquois and Shareholder Lawsuits

On December 31, 2016 we entered into a settlement agreement with the five hedge funds in the Iroquois lawsuit.  Under the terms of the settlement agreement, Hyperdynamics would issue to the plaintiffs a total of 600,000 new shares of common stock, and it would cause a payment to be made of $1.35 million in cash that would be covered under its directors’ and officers’ insurance policy. The plaintiffs are restricted from selling the shares of common stock before April 1, 2017 under the terms of the agreement.

On January 26, 2017 an order to approve the settlement agreement was entered in the Supreme Court of the State of New York, New York County and subsequently approved by the Court on the same day.

On January 11, 2017 a payment of $1.35 million was made by the insurance underwriters of the Company’s directors’ and officers’ insurance policy to the hedge funds in the Iroquois lawsuit on behalf of the Company.  On February 2, 2017 the Company issued 600,000 shares of its common stock to the hedge funds named in the settlement agreement.

Beginning on March 13, 2014, two lawsuits styled as class actions were filed in the U.S. District Court for the Southern District of Texas against the Company and several then-current officers of the Company alleging that the Company made false and misleading statements that artificially inflated its stock prices. The lawsuits alleged, among other things, that the Company misrepresented its compliance with the Foreign Corrupt Practices Act and anti-money laundering statutes and that it lacked adequate internal controls.  The lawsuits sought damages based on Sections 10(b) and 20 of the Securities Exchange Act of 1934, although the specific amount of damages was not specified.  On May 12, 2014, a shareholder filed a motion for appointment as lead plaintiff.

Both of the March 2014 lawsuits were dismissed voluntarily. One was dismissed during the quarter ended September 30, 2016 and the second was dismissed on October 6, 2016.

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

The AAA action sought (1) a determination that Tullow and Dana were in breach of their contractual obligations and (2) the damages caused by the repeated delays in well drilling caused by the activities of Tullow and Dana. We determined to bring the legal actions only after it became apparent that Tullow and Dana would not move forward, despite many opportunities to do so, with petroleum operations.  SCS believed that it had exhausted all of its options for the pursuit of legal measures to require Tullow and Dana to drill the planned exploration well.

On August 15, 2016, we subsequently entered into a Settlement and Release Agreement with Tullow and Dana (“Settlement and Release”) with respect to our dispute in arbitration. Under the Settlement and Release, we released all claims against Tullow and Dana and Tullow and Dana (i) issued to the Government of Guinea a notice of withdrawal from the Concession and PSC effective immediately, (ii) transferred their interest in the long lead items of well construction material previously purchased by the Consortium in preparation for the initial drilling of the Fatala well, and agreed to pay net cash of $0.7 million to us. We also agreed to pay Dana a success fee based upon the certified reserves of the Fatala well if it results in a discovery.

Item 1A. Risk Factors

We are required to provide certain securities under the terms of the PSC at certain specific dates or face losing our Concession.

In January 2017 the Company requested and then received a notification letter dated January 24, 2017 from the General Director of the National Petroleum Office of the Republic of Guinea, informing the Company that the Republic of Guinea granted a postponement to provide a mutually acceptable security of $5.0 million to February 20, 2017 as well as a clarification regarding the timing of the security under Article 4.2 of the 2016 PSC Amendment until the work on the Fatala-1 well is completed.

On March 1, 2017, the Republic of Guinea has issued a reservation of rights letter asserting the Company has not satisfied its obligation to deposit mutually acceptable security of $5.0 million. The Company and the Republic of Guinea have been and continue to be in negotiations regarding the mutually acceptable assets that would satisfy the $5.0 million requirement.  These negotiations have not yet reached a conclusion.

If we do not agree with the Government of Guinea on a mutually acceptable security instrument the Government of Guinea may terminate the PSC at any time and without prior notice to remedy such non-compliance with the PSC. To date the $5.0 million security has not been provided and no extension, though requested, subsequent to February 20 has been provided by the Republic of Guinea.

Also, if the well is not drilled during the Extension Period we will owe the Republic of Guinea the difference between the $46.0 million and the costs incurred to date on the Extension Well.

We require additional financing to meet our general and administrative obligations and in order to fulfill our PSC commitments. We are currently not in a position to predict when, if ever, we will be able to meet those obligations.

Absent cash inflows, we will not have adequate capital resources to meet our current obligations as they become due and therefore there is substantial doubt about our ability to continue as a going concern. Our ability to meet our obligations will depend on obtaining additional funding through sales of additional interests in the Concession, issuing equity or debt securities, or through other means, which we currently pursue.  No assurance can be given that any of these actions can be completed.

The Concession offshore Guinea is our principal asset and we do not have the funds necessary to fulfill our obligations under the PSC, as amended, and our ability to obtain additional financing is likely dependent upon raising funds through the issuance of corporate equity or debt instruments and/or reaching farm-in agreements with prospective partner(s) who will share the costs of the exploration program for the Concession area.  There is no assurance that we will be successful in raising the funds or acquiring the partners in the time needed to execute the program required in the PSC Second Amendment.

We operate in the Republic of Guinea, a country which is a high-risk jurisdiction for corruption that could impair our ability to do business in the future or result in significant fines or penalties.

Following the settlements with Tullow and Dana, we resumed the role of operator of the prospect in the Republic of Guinea a country where corruption has been known to exist.  There is a risk of violating either the US Foreign Corrupt Practices Act, laws or legislation promulgated pursuant to the 1997 OECD Convention on Combating Bribery of Foreign Public Officials in International Business Transactions, or Guinea anti-corruption regulations that generally prohibit the making of improper payments to foreign officials for the purpose of obtaining or keeping business.

The Republic of Guinea is largely a cash-based society and that creates additional internal control and related risks.  We have been subject to FCPA investigations by the Department of Justice and Securities and Exchange Commission into how we obtained or retained the original Concession and spent approximately $12.8 million in legal fees in working with the US Government. Those matters were resolved in 2015, but should the DOJ, the SEC, or the Republic of Guinea open additional investigations regarding prior or current activities in the Republic Guinea or elsewhere, we do not have the financial ability to bear the cost of additional investigations and are unable to predict whether we will be able to raise the funds to properly defend the Company.

Item 6. Exhibits

Exhibit Number	Description
3.1**	Certificate of Incorporation, as amended through November 29, 2016

10.1**	Drilling Services Contract, dated as of November 28, 2016, by and between Pacific Drilling Operations Limited, a wholly owned subsidiary of Pacific Drilling S.A., and SCS Corporation Ltd.

10.2**	Letter of Award, signed as of December 28, 2016, by and between Schlumberger Oilfield Eastern Limited and SCS Corporation Ltd.

10.3**	Master Service Agreement, signed as of December 28, 2016, by and between Schlumberger Oilfield Eastern Limited and SCS Corporation Ltd.

10.4**	Settlement Agreement, dated as of December 31, 2016, by and among Hyperdynamics Corporation and Iroquois Master Fund Ltd., et al.

10.5**

Notification Letter, dated as of January 24, 2017, from Mr. Diakaria Koulibaly, General Director of the National Petroleum Office of the Republic of Guinea, to SCS Corporation Ltd. (Original French language)

10.6**

Notification Letter, dated as of January 24, 2017, from Mr. Diakaria Koulibaly, General Director of the National Petroleum Office of the Republic of Guinea, to SCS Corporation Ltd. (English language translation)

31.1**

Certification of Principal Executive Officer of Hyperdynamics Corporation required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**

Certification of Principal Financial Officer of Hyperdynamics Corporation required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1***

Certification of Principal Executive Officer of Hyperdynamics Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

32.2***

Certification of Principal Financial Officer of Hyperdynamics Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

**                                Filed herewith.

***                           Furnished herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Hyperdynamics Corporation
(Registrant)

By:	/s/ Raymond C. Leonard
Raymond C. Leonard
President, Chief Executive Officer, and Principal Executive Officer

Dated: March 3, 2017

By:	/s/ David G. Gullickson
David G. Gullickson
Vice President of Finance, Treasurer, and Principal Financial and Accounting Officer

Dated: March 3, 2017

Exhibit Index

Exhibit Number	Description
3.1**	Certificate of Incorporation, as amended on November 29, 2016

10.1**	Drilling Services Contract, dated as of November 28, 2016, by and between Pacific Drilling Operations Limited, a wholly owned subsidiary of Pacific Drilling S.A., and SCS Corporation Ltd.

10.2**	Letter of Award, signed as of December 28, 2016, by and between Schlumberger Oilfield Eastern Limited and SCS Corporation Ltd.

10.3**	Master Service Agreement, signed as of December 28, 2016, by and between Schlumberger Oilfield Eastern Limited and SCS Corporation Ltd.

10.4**	Settlement Agreement, dated as of December 31, 2016, by and among Hyperdynamics Corporation and Iroquois Master Fund Ltd., et al.

10.5**

Notification Letter, dated as of January 24, 2017, from Mr. Diakaria Koulibaly, General Director of the National
Petroleum Office of the Republic of Guinea, to SCS Corporation Ltd. (Original French language)

10.6**

Notification Letter, dated as of January 24, 2017, from Mr. Diakaria Koulibaly, General Director of the National
Petroleum Office of the Republic of Guinea, to SCS Corporation Ltd. (English language translation)

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

32.1***

Certification of Principal Executive Officer of Hyperdynamics Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

32.2***

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

**                                  Filed herewith.

***                           Furnished herewith