Form 10-Q
period 2017-03-31
HYPERDYNAMICS CORP
filed 2017-05-24
CIK 937136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934:

For the quarterly period ended March 31, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
		(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  YES ☐  NO ☒

As of May 18, 2017, 21,871,658 shares of common stock, $0.001 par value, were outstanding.

HYPERDYNAMICS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Number of Shares and Par Value)

(Unaudited)

	March 31, 2017	June 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$591	$10,327
Prepaid expenses	322	1,294
Deposits and other current assets	110	6
Total current assets	1,023	11,627

Property and equipment, net of accumulated depreciation of $2,104 and $2,075	53	51
Unproved oil and gas properties excluded from amortization (Full-Cost Method)	4,653	—
	4,706	51

Total assets	$5,729	$11,678

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$2,169	$1,743
Total current liabilities	2,169	1,743
Warrants derivative liability	205	—
Total Liabilities	2,374	1,743

Commitments and contingencies (Note 6)	—	—

Shareholders’ equity:
Preferred stock, $0.001 par value; 20,000,000 authorized, 1,191 and -0- shares issued and outstanding as of March 31, 2017 and June 30, 2016, respectively	—	—
Common stock, $0.001 par value, 87,000,000 shares authorized; 21,840,146 and 21,046,591 shares issued and outstanding as of March 31, 2017 and June 30, 2016, respectively	170	169
Additional paid-in capital	320,142	317,757
Accumulated deficit	(316,957)	(307,991)
Total shareholders’ equity	3,355	9,935
Total liabilities and shareholders’ equity	$5,729	$11,678

The accompanying notes are an integral part of these condensed consolidated financial statements.

HYPERDYNAMICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Number of Shares and Per Share Amounts)

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
Costs and expenses:
Depreciation	$7	$27	$42	$83
General, administrative and other operating	3,380	3,266	11,627	6,972
Full-cost ceiling test write-down	—	14,331	753	14,331
Loss from operations	(3,387)	(17,624)	(12,422)	(21,386)
Gain on settlement agreement	—	—	4,764	—
Cost of legal settlement	—	—	(1,308)	—
Loss before income tax	(3,387)	(17,624)	(8,966)	(21,386)
Income tax	—	—	—	—
Net loss	$(3,387)	$(17,624)	$(8,966)	$(21,386)

Basic and diluted loss per share	$(0.16)	$(0.84)	$(0.42)	$(1.02)
Weighted average shares outstanding — basic and diluted	21,113,632	21,046,591	21,277,232	21,046,591

The accompanying notes are an integral part of these condensed consolidated financial statements.

HYPERDYNAMICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In Thousands, Except Number of Shares)

(Unaudited)

					Additional
	Common Stock		Preferred Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, July 1, 2015	21,046,591	$169	—	—	$317,404	$(285,145)	$32,428
Net loss	—	—	—	—	—	(22,846)	(22,846)
Amortization of fair value of stock options	—	—	—	—	353	—	353
Balance, June 30, 2016	21,046,591	$169	—	—	$317,757	$(307,991)	$9,935
Net loss	—	—	—	—	—	(8,966)	(8,966)
Exercise of stock options	58,610	—	—	—	64	—	64
Stock issued in lieu of cash bonus	134,945	—	—	—	57	—	57
Amortization of fair value of stock options	—	—	—	—	146	—	146
Stock Issued for Settlement	600,000	1	—	—	1,307	—	1,308
Preferred Stock Issuance	—	—	1,191	—	1,191	—	1,191
Beneficial conversion feature (discount)	—	—	—	—	(1,009)	—	(1,009)
Beneficial conversion feature	—	—	—	—	1,009	—	1,009
Discount (investor warrants and other)	—	—	—	—	(230)	—	(230)
Other	—	—	—	—	47	—	47
Cost of issuance of preferred stock	—	—	—	—	(197)	—	(197)
Balance, March 31, 2017	21,840,146	170	1,191	—	320,142	(316,957)	3,355

The accompanying notes are an integral part of these condensed consolidated financial statements.

HYPERDYNAMICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Nine Months Ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,966)	$(21,386)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on legal settlement	(4,078)	—
Depreciation	42	83
Loss on disposal of fixed assets	1	—
Full cost ceiling test write-down	753	14,331
Internal costs written off to general, administrative and other	1,275	—
Stock based compensation	146	280
Stock issued in lieu of cash bonuses	57	—
Stock issued for settlement	1,308	—
Changes in operating assets and liabilities:
(Increase) decrease in Accounts receivable — joint interest	—	(28)
Decrease in Prepaid expenses	972	886
(Increase) decrease in Deposits and other current assets	(104)	2
Increase (decrease) in Accounts payable and accrued expenses	426	435
Net cash used in operating activities	(8,168)	(5,397)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(45)	(1)
Investment in unproved oil and gas properties	(2,568)	(20)
Net cash used in investing activities	(2,613)	(21)

CASH FLOWS FROM FINANCING ACTIVITIES:
Preferred stock issued	1,191	—
Offering costs	(210)	—
Proceeds from exercise of stock options	64	—
Net cash provided by financing activities	1,045	—
DECREASE IN CASH AND CASH EQUIVALENTS	(9,736)	(5,418)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	10,327	18,374
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$591	$12,956

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

On March 31, 2017 we had $0.6 million in cash, and $2.2 million in accounts payable and accrued expense liabilities, all of which are current liabilities.  Our net working capital will not be sufficient to meet our corporate needs and Concession related activities for the quarter ending June 30, 2017.  We are currently pursuing several avenues to raise funds.  We have no other material commitments other than ordinary operating costs and commitments relating to the PSC.

As of the date of filing, the Company’s trade accounts payable and accrued expenses exceeded its cash balances.

Following the execution of Amendment No. 1 to the PSC in March 2010 (the “First PSC Amendment”) and the receipt of a Presidential Decree in May 2010, we closed on a sale of a 23% gross interest in the Concession to Dana Petroleum, PLC (“Dana”), a subsidiary of the Korean National Oil Corporation. In December 2012, we closed a sale of a 40% gross interest to Tullow Guinea Ltd. (“Tullow”), and Tullow became the Operator on April 1, 2013.

Pursuant to the terms of sale between Tullow and us, Tullow paid us $26.0 million in cash and Tullow agreed to pay our entire participating interest share of expenditures associated with joint operations in the Concession up to a gross expenditure cap of $100.0 million incurred during the period of our carried interest while drilling the initial exploratory well that began on September 21, 2013. Tullow also agreed to pay our participating interest share of future costs for the drilling of an appraisal well following the initial exploration well, if drilled, up to an additional gross expenditure cap of $100.0 million.

A planned deepwater exploration well of the Concession during the first half of calendar 2014 was delayed by Tullow upon declaration of Force Majeure in March of 2014 based on the mere existence of the Department of Justice (“DOJ”) and Securities and Exchange Commission (“SEC”) investigations pursuant to the Foreign Corrupt Practices Act of the United States (“FCPA Investigations”).  Tullow withdrew its Force Majeure declaration in May of 2014, but did not resume petroleum operations citing the continued existence of the FCPA Investigations and the Ebola outbreak in Guinea.

The DOJ investigation ended in May 2015, the SEC investigation ended in September 2015, and the World Health Organization declared Guinea Ebola free on December 29, 2015. Notwithstanding the resolution of the FCPA Investigations, Dana insisted on further specific title assurances from the Government of Guinea.  Continued failure to resume petroleum operations by both Tullow and Dana in December 2015 forced us to file legal actions under our Joint Operating Agreement.

On August 15, 2016, we entered into a Settlement and Release Agreement with Tullow and Dana (“Settlement Agreement”) that returned to us 100% of the interest under the PSC, long-lead item property useful in the drilling of an exploratory well, and $0.7 million in cash, in return for a mutual release of all claims. We also agreed to pay Dana a success fee based upon the certified reserves of the Fatala-1 well if it results in a discovery.

We executed a Second Amendment to the PSC (“Second PSC Amendment”) with the Government of Guinea on September 15, 2016, and received a Presidential Decree that gave us a one year extension to the second exploration period of the PSC to September 22, 2017 (“PSC Extension Period”) and became the designated Operator of the Concession.

In addition to clarifying certain elements of the PSC, we agreed in the Second PSC Amendment to drill one exploratory well to a minimum depth of 2,500 meters below the seabed within the PSC Extension Period (the “Extension Well”) with the option of drilling additional wells. Fulfillment of this work obligations exempts us from the expenditure obligations during the PSC Extension Period.

In turn, we retained an area equivalent to approximately 5,000 square kilometers in the Guinea offshore waters and took on the obligation to provide the Government of Guinea: (1) A parent company guarantee for the well obligation, (2) monthly progress reports and a reconciliation of budget to actual expenditures, (failure to provide the reports and assurances on a timely basis could result in a notice of termination with a 30 day period to cure), and (3) certain guarantees.

Additionally, we agreed to limit the cost recovery pool to date to our share of expenditures in the PSC since 2009 (estimated to be approximately $165,000,000 net to our interest) and began to move into the territory of Guinea the long lead items we received in the Settlement Agreement that are currently stored in Takoradi, Ghana. The movement of approximately $1.6 million of the $4.1 million of equipment was started on January 29, 2017 and was completed on February 5, 2017. The balance of the material still in Ghana will be moved at a later date. Finally, we agreed to allocate and administer a training budget during the PSC Extension Period for the benefit of the Guinea National Petroleum Office of $250,000 in addition to any unused portion of the training program under Article 10.3 of the PSC. The unused portion of the training program is now estimated to be approximately $400,000.

In mid-January 2017 we requested and received a notification letter dated January 24, 2017 from the General Director of the National Petroleum Office of the Republic of Guinea, informing us that the Republic of Guinea granted a postponement of our obligation to provide a mutually acceptable security of $5.0 million to February 20, 2017 (originally required by no later than January 21, 2017) as well as a clarification regarding the timing of the security under Article 4.2 of the Second PSC Amendment until the work on the Fatala-1 well is completed. On March 1, 2017, the Republic of Guinea issued a reservation of rights letter asserting that we did not satisfy our obligation to deposit mutually acceptable security of $5.0 million.

Following the signing of a Tri-Party Protocol on March 10, 2017 (the “Protocol”), with Guinea and South Atlantic Petroleum Limited (“SAPETRO”), a Nigerian independent oil company, we executed a Farmout Agreement (“Farmout Agreement”) with SAPETRO on March 30, 2017. Under the terms of the Farmout Agreement, upon closing, SAPETRO will receive a 50% participating interest in the PSC in exchange for its commitment to pay 50% of the expenditures associated with the Concession, including the drilling of the upcoming Fatala-1 well, (the minimum work program under the PSC). Further, SAPETRO agreed to reimburse us for half of the costs previously incurred in preparing for the well since the approval of the Second PSC Amendment. The approximate total amount of such costs is estimated to be $8-10 million depending on the timing of the closing of the Farmout Agreement.

As more fully described in Note 8, on April 12, 2017 SCS, SAPETRO and Guinea executed a Third Amendment to the PSC (the “Third PSC Amendment”) that was subject to the receipt of a Presidential Decree and the closing of the Farmout Agreement. We received a Presidential Decree on April 21, 2017. The Third PSC Amendment approves the assignment of 50% of SCS’ participating interest in the Guinea concession to SAPETRO and confirms the two companies’ rights to explore for oil and gas on a 5,000-square-area of our Concession offshore the Republic of Guinea. It further requires that drilling operations in relation to the Extension Well are to begin no later than May 30, 2017 and amends the security instrument requirements initially agreed under the Second PSC Amendment. In turn, we agreed SAPETRO would put in place a US $5 million security instrument within 30 days from the date of the Presidential Decree.

On May 20, 2017 we entered into Amendment No.1 to the Offshore Drilling Contract with a subsidiary of Pacific Operations Drilling Limited (“Pacific Amendment”) on May 20, 2017.  The Pacific Amendment clarifies the use of the Pacific Scirocco drill ship for the upcoming drilling program offshore Guinea and provides for Special Mobilization and Standby Rate (“SMSR”) of $100,000 per day to apply at moment the drill ship enters Guinea territorial waters.  It further provides that SMSR ends the later of when Pacific Sirocco receives from SCS a 28 day notice for drilling commencement or July 17, 2017. In consideration for the extension of the Pacific Sirocco Contract and reduction of the costs associated with it, we agreed with Pacific Scirocco Limited (“Pacific”) to issue and deliver to Pacific a number of shares of our Common Stock equal to $1,000,000 at a 10 day average market price preceding the date of the agreement to issue the shares.

The Pacific Sirocco drillship entered Guinea shelf waters as provided by the terms of the Third PSC Amendment on May 21, 2017, which is within the 30 days from the Presidential Decree signing date. It relieves SAPETRO and SCS from an obligation to place a $5 million security instrument with the Government of Guinea. Subsequent to arrival of the Pacific Sirocco in Guinea waters, SCS begins mobilization of additional equipment, materials and supplies on the rig to prepare for spudding the Fatala 1 well, which constitutes the commencement of the drilling operations before May 30, 2017 as required by the Third PSC Amendment.

In addition, SCS and SAPETRO separately agreed on April 12, 2017, that SCS’s “sufficient financing for the Obligation Well Costs” as defined in the Farmout Agreement will be $15 million in “cash and committed financing to the satisfaction of SAPETRO acting reasonably” in addition to costs already incurred. SAPETRO and SCS further agreed that SAPETRO may elect to pay for a portion of SCS’s Fatala-1 well costs so long as SCS is not in default of either the PSC or the Farmout Agreement and requires credit support. In case SAPETRO makes such payments for a share of SCS’s costs of, SCS shall assign to SAPETRO 2% of its participating interest in the Concession for each $ 1 million of SCS’s costs paid by SAPETRO.

As more fully described in Note 7 and Note 8, between March 17 and April 26, 2017, we held four closings of a private placement offering (the “Series A Offering”) of an aggregate of 1,951 Units of our securities, at a purchase price of $1,000 per Unit. Each “Unit” consisted of (i) one share of the Company’s Series A Convertible Preferred Stock, with a Stated Value of $1,040 per share, and (ii) a warrant (the “Investor Warrant”) to purchase 223 shares of the Company’s common stock, exercisable from issuance until March 17, 2019, at an exercise price of $3.50 per share (subject to adjustment in certain circumstances). At the closings, we issued to the subscribers an aggregate of: (i) 1,951 Units of Series A Preferred Stock and (ii) Investor Warrants to purchase an aggregate of 435,073 shares of common stock with an exercise price of $3.50 per share.

The Company received an aggregate of $1,951,000 in gross cash proceeds, before deducting placement agent fees and expenses, and legal, accounting and other fees and expenses, in connection with the sale of the Units. We paid the Placement Agent a total of $175,555 of cash fees and issued to the Placement Agent or its designees Placement Agent Warrants to purchase an aggregate of 51,650 shares of common stock.

The delays have adversely affected our ability to date to explore the Concession and reduced the attractiveness of the Concession to prospective industry participants and financing parties. We have no source of operating revenue, and there is no assurance when we will, if ever. We have no operating cash flows, and absent cash inflows we will not have adequate capital resources to meet our current obligations as they become due, and therefore there is substantial doubt about our ability to continue as a going concern. Our ability to meet our current obligations as they become due and to be able to continue exploration, will depend on obtaining additional resources through sales of additional interests in the Concession, equity or debt financial offerings, or through other means. If we further farm-out additional interests in the Concession, our percentage will decrease. If we enter into equity or debt offerings, the terms of any such arrangements, if made, may not be advantageous and will be dilutive to our shareholders. Our need for additional funding may also be affected by the uncertainties involved with resumption of petroleum operations and the planned exploratory well.

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

Use of estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and expenses at the balance sheet date and for the period then ended.  We believe our estimates and assumptions are reasonable; however, such estimates and assumptions are subject to a number of risks and uncertainties that may cause actual results to differ materially from such estimates. The following assumptions underlying these financial statements include:

•                                                estimates in the calculation of share-based compensation expense,

•                                                estimates in valuation of warrants derivative liability,

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

All potential dilutive securities, including potentially dilutive options, warrants and convertible securities were excluded from the computation of dilutive net loss per common share for the three and nine month periods ended March 31, 2017 and 2016, respectively, because their effects in the computation are antidilutive due to our net loss for those periods.

Stock options to purchase approximately 1.2 million common shares at an average exercise price of $4.06 were outstanding at March 31, 2017. Using the treasury stock method, had we had net income, approximately 1,158 common shares attributable to our outstanding stock options would have been included in the fully diluted earnings per share for the three-month period ended March 31, 2017 while approximately 1,173 common shares attributable to our outstanding stock options would have been included in the fully diluted earnings per share for the nine-month period ended March 31, 2017.

Stock options to purchase approximately 1.2 million common shares at an average exercise price of $ 5.67 were outstanding at March 31, 2016. Using the treasury stock method, had we had net income, approximately 1,182 common shares attributable to our outstanding stock options would have been included in the fully diluted earnings per share for the three-month period ended March 31, 2016 while approximately 958 common shares attributable to our outstanding stock options would have been included in the fully diluted earnings per share for the nine-month period ended March 31, 2016.

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

Fair Value Measurements

The accounting standards define fair value, establish a three-level valuation hierarchy for disclosures of fair value measurements and enhance disclosure requirements for fair value measures. The three levels of valuation hierarchy are defined as follows:

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

As discussed in Note 2, we determined a fair value of the well construction equipment material (Level 3 fair value measurement) that we received at the time of our legal settlement with Tullow and Dana. The fair value estimate was based on the combination of cost and market approaches taking into consideration a number of factors, which included but were not limited to the original cost and the condition of the material and demand for steel and tubulars at the time of measurement.  As discussed further below the fair value of the warrants was determined using the Black Scholes option-pricing model. The warrants derivative liability is carried on the balance sheet at its fair value. Significant Level 3 inputs used to calculate the fair value of the warrants include expected volatility, risk-free interest rate and expected dividends.

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  The Company has determined that Investor Warrants and Placement Agent Warrants issued in March 2017 qualify as derivative financial instruments.  These warrant agreements include provisions designed to protect holders from a decline in the stock price (‘down-round’ provision) by reducing the exercise price of warrants in the event we issue equity shares at a price lower than the exercise price of the warrants.  As a result of this down-round provision, these warrants are considered derivative liabilities and as such, are recorded at fair value at date of issuance and at each reporting date.  Change in fair value of derivative instruments during the period are recorded in earnings as “Other income (expense) — Gain (loss) on warrants derivative liability.” The change in fair value between preferred stock issuance dates in March 2017 and March 31, 2017 was immaterial.

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2017 (in thousands).

	Carrying Value at	Fair Value Measurement at March 31, 2017
	March 31, 2017	Level 1	Level 2	Level 3

Warrants derivative liability	$205	$—	$—	$205

The following describes some of the key inputs into our fair value model as it relates to valuation of warrants.

Expected Volatility

As the Company’s stock has been extremely volatile during 2016-2017 as a result of uncertainty surrounding the Company’s target spud date, the expected stock price volatility for the Company’s common stock was estimated by taking the average of the observed volatility of daily returns of the Company’s stock and the historic price volatility for industry peers based on daily price observations. Industry peers consist of several public companies in the Company’s industry which were the same as the comparable companies used in the common stock valuation analysis. The Company intends to continue to consistently apply this process using the same or similar public companies until a statistically significant amount of historical information regarding the volatility of its own share price becomes available, or unless circumstances change such that the identified companies are no longer similar to the Company, in which case, more suitable companies whose share prices are publicly available would be used in the calculation.

Risk-Free Interest Rate

The risk-free interest rate is based on the zero-coupon U.S. Treasury notes.

Expected Dividend Yield

The Company does not anticipate paying any dividends on the Common Stock in the foreseeable future and, therefore, uses an expected dividend yield of zero in the Black-Scholes option-valuation model.

2. INVESTMENT IN OIL AND GAS PROPERTIES

Investment in oil and gas properties consists entirely of our Concession in offshore the Republic of Guinea in West Africa. We previously owned a 37% participating interest in our Guinea Concession on June 30, 2016. As part of our settlement with Tullow and Dana, we received their respective 40% and 23% participating interests in the Concession.  Following execution of a Second Amendment to the PSC (“Second PSC Amendment”) on September 15, 2016 and receipt of a Presidential Decree on September 21, 2016 we held a 100% ownership of the Concession. On March 30, 2017, we executed a Farmout Agreement with SAPETRO. Under the terms of the Farmout Agreement, upon closing of the transaction SAPETRO will receive a 50% participating interest in the PSC in exchange for its commitment to pay 50% of the expenditures associated with the Concession.

In addition to clarifying certain elements of the PSC, we agreed in the Second PSC Amendment to drill one exploratory well to a minimum depth of 2,500 meters below the seabed within the PSC Extension Period (the “Extension Well”) with the option of drilling additional wells. Fulfillment of the work obligations exempts us from the expenditure obligations during the PSC Extension Period.

In turn, we retained an area equivalent to approximately 5,000 square kilometers in the Guinea offshore waters and are obliged to provide the Government of Guinea: (1) A parent company guarantee for the well obligation, (2) monthly progress reports and a reconciliation of budget to actual expenditures, (failure to provide the reports and assurances on a timely basis could result in a notice of termination with a 30-day period to cure), and (3) certain guarantees.

Additionally, we agreed to limit the cost recovery pool to date to our share of expenditures in the PSC since 2009 (estimated to be approximately $165,000,000 net to our interest) and begin to move into the territory of Guinea the long lead items we received in the Settlement Agreement that are currently stored in Takoradi, Ghana for the drilling of the Extension Well in 2017. The movement of approximately $1.6 million of the $4.1 million of equipment was started on January 29, 2017 and was completed on February 5, 2017.

The balance of the material still in Ghana will be moved at a later date. Finally, we agreed to allocate and administer a training budget during the PSC Extension Period for the benefit of the Guinea National Petroleum Office of $250,000 in addition to any unused portion of the training program under Article 10.3 of the PSC. The unused portion of the training program is now estimated to be approximately $400,000.

The closing of the Farmout Agreement with SAPETRO is subject to several conditions, including, but not limited to: (i) the receipt of the requisite approvals and consents of the government of the Republic of Guinea, (ii) if required by the Government of Guinea, security in respect of each party’s participating share of the drilling costs, and (iii) subject to the satisfaction of SAPETRO acting reasonably, SCS having obtained cash or committed financings in the amount of up to $15 million to enable it to meet its obligations related to the Fatala-1 well. At closing, SAPETRO and SCS will deliver mutual parent guarantees to secure the obligations under the Farmout Agreement and a joint operating agreement governing the conduct of operations. Each party to the Farmout Agreement may waive certain conditions in whole or in part at any time.

The parties have agreed to close on or before May 31, 2017, unless the Farmout Agreement is previously terminated due to parties’ failure to satisfy the closing conditions, by mutual agreement of the parties, or if either party receives final, unappealable written notice from the Government of Guinea stating that it will not approve the transfer of the farm-in interest, or on certain other conditions.

As more fully described in Note 8, on April 12, 2017 SCS, SAPETRO and Guinea executed a Third Amendment to the PSC (the “Third PSC Amendment”) approving the assignment of a 50% interest in the Concession, subject to the receipt of a Presidential Decree as well as the closing of the Farmout Agreement. We received a Presidential Decree on April 21, 2017.

We follow the “Full-Cost” method of accounting for oil and natural gas property and equipment costs. Under this method, internal costs incurred that were directly identified with exploration, development, and acquisition activities undertaken by us for our own account, and which were not related to production, general corporate overhead, or similar activities, are capitalized. Capitalization of internal costs was discontinued on April 1, 2013 when Tullow became the Operator of the Concession. Following receipt of the Presidential Decree after the signing of the Second Amendment of the PSC on September 15, 2016 we resumed the role of Operator of the Concession and thus capitalization of certain internal, project related costs resumed. For the three and nine-month periods ended March 31, 2017, we capitalized $0.5 million and $2.0 million of such costs, respectively.

Capitalized internal costs of approximately $0.2 million from the quarter ended September 30, 2016 were written off and recorded as Full-cost ceiling test write-down expenses, and capitalized internal costs of approximately $ 1.3 million in the quarter ended December 31, 2016 were written off and recorded as General, administrative and other operating costs.

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

The following table provides detail of total capitalized costs for the Concession which remain unproved and unevaluated and are excluded from amortization as of March 31, 2017 and June 30, 2016 (in thousands):

	March 31, 2017	June 30, 2016
Oil and Gas Properties:
Unproved properties not subject to amortization	$4,653	$—

During the nine-month period ended March 31, 2017, our oil and gas property balance increased by $4.7 million as a result of the fair value of the material received in our settlement with Tullow and Dana. The fair value of the material, for the most part well construction material, at the time of the settlement was approximately $4.4 million, of which we reduced by approximately $0.4 million during the second quarter of fiscal year 2017 based on additional information that we determined reduced the original fair market value. We engaged an independent outside party with expertise in valuing oil and gas equipment to conduct an appraisal and provide a fair valuation determination for our initial recording and reporting purposes.

During the quarter ended December 31, 2016 we impaired $0.8 million of unproved oil and gas property costs capitalized during the second quarter ($0.5 million) and first quarter ($0.3 million) and the internal costs described above. That impairment assessment was based on our liquidity position, and the possibility that we may not reach an agreement with the Government of Guinea regarding the requirement under the PSC to provide a mutually acceptable security of $5.0 million, and the possibility that the Government of Guinea may at any time and without prior notice terminate our Concession.

As of June 30, 2016, at the close of our last fiscal year we fully impaired the $14.3 million of previously capitalized unproved oil and gas property costs. That impairment assessment was based on the continued impasse with Tullow and Dana to resume petroleum operations and drill the next exploration obligation well, which needed to be commenced at that time by the end of September 2016, as well as our inability at the time to get interim injunctive relief from the American Arbitration Association requiring Tullow and Dana to join with SCS in the negotiation of an acceptable amendment to the PSC and to agree to a process that would result in the execution of the amendment which we hoped would have led to the resumption of petroleum operations.  Thus, we believed all legal measures to require Tullow and Dana to drill the planned exploration well had been exhausted.

3. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of March 31, 2017 and June 30, 2016 include the following (in thousands):

	March 31, 2017	June 30, 2016
Accounts payable — trade and oil and gas exploration activities	$1,793	$1,361
Accounts payable — legal costs	278	61
Accrued payroll	98	321
	$2,169	$1,743

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

The 2010 Plan provides for the awards of shares of common stock, restricted stock units or incentive stock options or nonqualified stock options to purchase our common stock to selected employees, directors, officers, agents, consultants, attorneys, vendors and advisors of ours’ or of any parent or subsidiary thereof. Shares of common stock, options, or restricted stock can only be awarded under the 2010 Plan within 10 years from the effective date of February 18, 2010. A maximum of 2,000,000 shares are issuable under the 2010 Plan and at March 31, 2017, 783,460 shares remained available for issuance.

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

The following table provides information about options during the nine months ended March 31, 2017 and 2016:

	2017	2016
Number of options awarded	199,618	30,000
Compensation expense recognized	$146,000	$280,000
Weighted average award-date fair value of options outstanding	$4.06	$5.67

The following table details the significant assumptions used to compute the fair values of employee and director stock options awarded during the nine-month periods ended March 31, 2017 and 2016:

	2017	2016
Risk-free interest rate	1.81%	1.23%
Dividend yield	0%	0%
Volatility factor	109%	109%
Expected life (years)	4.92	2.88

Summary information regarding employee and director stock options issued and outstanding under all plans as of March 31, 2017 is as follows:

	Options	Weighted Average Exercise Price	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Options outstanding at July 1, 2016	1,016,997	5.03	3.19	—
Awarded	199,618	1.06
Exercised	(58,610)	0.90
Forfeited	—	—
Expired	—	—
Options outstanding at March 31, 2017	1,158,005	4.06	2.29	396,462
Options exercisable at March 31, 2017	938,300	4.70	1.85	304,759

Options outstanding and exercisable as of March 31, 2017
Exercise Price	Outstanding Number of Shares	Remaining Life	Exercisable Number of Shares
$0.40 – 4.00	245,525	Less than 1 year	225,525
$0.40 – 4.00	57,916	1 year	57,916
$0.40 – 4.00	136,296	2 years	136,296
$0.40 – 4.00	256,720	3 years	256,720
$0.40 – 4.00	241,110	4 years	41,405
$4.01 – 10.00	118,188	Less than 1 year	118,188
$4.01 – 10.00	4,062	1 year	4,062
$4.01 – 10.00	7,000	3 years	7,000
$10.00 – 20.00	13,125	Less than 1 year	13,125
$10.00 – 20.00	17,500	3 years	17,500
$20.00 – 30.00	2,500	Less than 1 year	2,500
$20.00 – 30.00	28,500	3 years	28,500
$30.00 – 40.00	12,500	Less than 1 year	12,500
$30.00 – 40.00	13,313	3 years	13,313
$40.00 – 48.72	3,750	3 years	3,750
	1,158,005		938,300

At March 31, 2017, there were $137 thousand of unrecognized compensation costs related to non-vested share based compensation arrangements awarded to employees and directors under the plans. During the nine months ended March 31, 2017, a total of 76,404 options, with a weighted average award date fair value of $0.85 per share, vested in accordance with the underlying agreements. Unvested options March 31, 2017 totaled 219,705 with a weighted average award date fair value of $0.42, an amortization period of one year and a weighted average remaining life of 1 year.

Restricted Stock

The fair value of restricted stock awards classified as equity awards is based on the Company’s stock price as of the date of grant. During the year ended June 30, 2015, all such awards were forfeited. No new grants have been issued, and none are outstanding at March 31, 2017.

5. INCOME TAXES

Federal income taxes are not due as we have had losses since inception. Our effective tax rate for the nine-month periods ended March 31, 2017 and 2016 is 0%. This rate is lower than the U.S. statutory rate of 35% primarily due to the valuation allowance applied against our net deferred tax assets.

6. COMMITMENTS AND CONTINGENCIES

LITIGATION AND OTHER LEGAL MATTERS

While there are currently no pending legal proceedings to which we are a party (or that are to our knowledge contemplated by governmental authorities) that we believe will have individually or in the aggregate, a material adverse effect on our business, financial condition or operating results, from time to time we may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business or otherwise. We review the status of on-going proceedings and other contingent matters with legal counsel.  Liabilities for such items are recorded if and when it is probable that a liability has been incurred and when the amount of the liability can be reasonably estimated. If we are able to reasonably estimate a range of possible losses, an estimated range of possible loss is disclosed for such matters in excess of the accrued liability, if any. Liabilities are periodically reviewed for adjustments based on additional information.

Iroquois Lawsuit

On May 9, 2012, a lawsuit was filed in the Supreme Court of the State of New York against us and all of our directors. The plaintiffs, five hedge funds, including Iroquois Master Fund Ltd., that invested in us in early 2012, alleged that we breached an agreement with the plaintiffs, and that we and the directors made certain negligent misrepresentations relating to our drilling operations. Among other claims, the plaintiffs alleged that we misrepresented the status of our drilling operations and the speed with which the drilling would be completed. The plaintiffs advanced claims for breach of contract and negligent misrepresentation and sought damages in the amount of $18.5 million plus pre-judgment interest. On June 19, 2013, the court dismissed the negligent misrepresentation claim, but declined to dismiss the breach of contract claim. On August 12, 2013, the plaintiffs filed an amended complaint. That complaint named only us and sought recovery for alleged breaches of contract.

On December 31, 2016 we entered into a settlement agreement with the five hedge funds in this lawsuit. Under the terms of the settlement agreement, Hyperdynamics would issue to the plaintiffs a total of 600,000 new shares of common stock, and it would cause a payment to be made of $1.35 million in cash that would be covered under our directors’ and officers’ insurance policy. The plaintiffs are restricted from selling the shares of common stock before April 1, 2017 under the terms of the agreement.   On January 11, 2017, a payment of $1.35 million was made by the insurance underwriters of the Company’s directors’ and officers’ insurance policy to the hedge funds in the Iroquois lawsuit on behalf of the Company. On January 26, 2017, an order to approve the settlement agreement was entered in the Supreme Court of the State of New York, New York County and subsequently approved by the Court on the same day.

On February 2, 2017, the Company issued 600,000 shares of its common stock to the hedge funds named in the settlement agreement.

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

On August 15, 2016, we entered into a Settlement and Release Agreement with Tullow and Dana (“Settlement and Release”) with respect to our dispute in arbitration. Under the Settlement and Release, we released all claims against Tullow and Dana and Tullow and Dana (i) issued to the Government of Guinea a notice of withdrawal from the Concession and PSC effective immediately, (ii) transferred their interest in the long lead items of well construction material previously purchased in preparation for the initial drilling of the Fatala well, and agreed to pay net cash of $686,570 to us. The net cash received was recorded as a part of the gain on the legal settlement. We also agreed to pay Dana a success fee based upon the certified reserves of the Fatala well if it results in a discovery of commercially producible oil and gas reserves.

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

During the nine-month period ended March 31, 2017 and as a part of our program to begin drilling operations in Guinea, we entered into a lease for in-country offices and nearby apartments.  The leases are for six months with options to renew as necessary and collectively cost about $30 thousand per month.

The following is a schedule by years of minimum future rental payments required under operating leases that have initial or remaining non-cancellable lease terms in excess of one year (in thousands):

Years ending June 30:
2017	$377
2018	399
2019	406
2020	309
2021 and thereafter	—
Total minimum payments required	$1,491

Rent expense included in loss from operations for the three-month periods ended March 31, 2017 and 2016 was $ 0 .3 million and $0.1 million respectively.  Rent expense included in loss from operations for the nine-month periods ended March 31, 2017 and 2016 was $0.5 million and $0.3 million respectively.

7. SHAREHOLDERS’ EQUITY

Series A Preferred Stock

On March 17, 2017 we held the closing of a private placement offering (the “Offering”) of 680 Units of preferred stock securities, at a purchase price of $1,000 per Unit and on March 28, 2017, we consummated a second closing of the Offering and issued and sold an additional 511 Units of its securities, at a purchase price of $1,000 per Unit.  Each “Unit” consisted of (i) one share of the Company’s 1% Series A Convertible Preferred Stock, par value $0.001 per share, with a Stated Value of $1,040 per share (the “Series A Preferred Stock”), and (ii) a warrant (the “Investor Warrant”) to purchase 223 shares of the Company’s common stock, par value $0.001 per share (“Common Stock”), exercisable from issuance until two years after the date of the initial closing of March 17, 2017 at an exercise price of $3.50 per share (subject to adjustment in certain circumstances).

We entered into subscription agreements for the Units (the “Subscription Agreements”) with certain accredited investors (as such term is defined in the Rule 501 under the Securities Act of 1933, as amended (the “Securities Act”)) (the “Subscribers”).  The Subscription Agreements contained customary representations and warranties of the Company and the Subscribers, and indemnification of the Company and the Placement Agent (as defined below) by the Subscribers.

The Company received an aggregate of $1,191,000 in gross cash proceeds, before deducting placement agent fees and expenses, and legal, accounting and other fees and expenses, in connection with the sale of the Units. The Company expects to use the net proceeds of $981,737 from the sale of the Units for general corporate purposes and to further its business interests in the Republic of Guinea, including, but not limited to the drilling of an exploration well on the Company’s offshore Concession.

At the March 17, 2017 closing, we issued to the Subscribers an aggregate of: (i) 680 units of Series A Preferred Stock and (ii) Investor Warrants to purchase an aggregate of 151,640 shares of Common Stock and at the March 28, 2017 closing we issued to the Subscribers (as defined below) an aggregate of (i) 511 units of Series A Preferred Stock and (ii) Investor Warrants to purchase an aggregate of 113,953 shares of Common Stock.

Subscribers in the Offering have an option (the “Subscriber Option”) to purchase their pro rata share of up to an aggregate of $3,000,000 in additional Units following the effective date of the registration statement registering for resale the shares of Common Stock issuable upon conversion of the Series A Preferred Stock and exercise of the Investor Warrants and Placement Agent Warrants (as defined below), which we filed on May 1, 2017 and amended on May 18, 2017.

On March 17, 2017, the Company filed a Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock (the “Certificate of Designations”) with the Secretary of State of the State of Delaware, authorizing, and establishing the voting powers, designations, preferences, limitations, restrictions and relative rights of, the Series A Preferred Stock. The Certificate of Designations was adopted by resolution of the Company’s Board of Directors pursuant to the Company’s Certificate of Incorporation, as amended, which vests in the Company’s Board of Directors with the authority to provide for the authorization and issuance of one or more series of preferred stock of the Company within the limitations and restrictions set forth therein.   The Certificate of Designations contains the following key terms:

•                  Each holder of Series A Preferred Stock is entitled to receive dividends payable on the Stated Value of such Series A Preferred Stock at the rate of 1% per annum, which shall be cumulative and be due and payable in Common Stock on the applicable conversion date or in cash in the case of a redemption of the Series A Preferred Stock by the Company.

•                  Shares of Series A Preferred Stock are redeemable, in whole or in part, at the option of the Company, in cash, at a price per share equal to 115% of the Stated Value plus 115% of accrued but unpaid dividends.

•                  In the event of any liquidation, dissolution or winding up of the Company, holders of Series A Preferred Stock will be entitled to receive, out of assets available therefor, an amount equal to 115% of the Stated Value of their shares plus 115% of any accrued but unpaid dividends.

•                  The Series A Preferred Stock is convertible at the option of the holder, in whole or in part, into shares of Common Stock at any time after the earlier of (i) the date the Registration Statement is declared effective by the SEC or (ii) six months after the date of the closing.  If no conversion has taken place within nine months after the date of the closing, the Series A Preferred Stock, plus any accrued but unpaid dividends, will automatically convert into shares of Common Stock.

•                  The conversion price per share of Common Stock in either event is the lesser of (i) $2.75 per share (subject to adjustment in certain circumstances), or (ii) 80% of the lowest closing price during 21 consecutive trading days ending on the trading day immediately prior to the conversion date, subject to a floor of $0.25 per share (which floor is subject to “full ratchet” adjustment in certain circumstances if we issue Common Stock (or Common Stock equivalents) in the aggregate amount of not less than $1,000,000 at a price below $0.25 per share of Common Stock, and to proportionate adjustment in certain other circumstances).

•                  Except in certain limited circumstances affecting the rights of the holders of Series A Preferred Stock or as required by law, holders of the Series A Preferred Stock will not have voting rights.

•                  Until the date that is six months following the date of the closing, the Company will not authorize or create any class of stock ranking as to dividends, redemption or distribution of assets upon a liquidation senior to the Series A Preferred Stock, without the consent of holders of no less than 66 2 / 3 % of the then-outstanding shares of Series A Preferred Stock.

We also agreed in the Subscription Agreements that until the date that is 12 months following the closing, we will not create or allow to be created any security interest, lien, charge or other encumbrance on any of our or our subsidiaries’ rights under or interests in the Hydrocarbon Production Sharing Contract between SCS Corporation Ltd. and the Republic of Guinea, dated September 22, 2006, as amended to date or hereafter, that secures the repayment of indebtedness of the Company or any of its subsidiaries for money borrowed.

Katalyst Securities, LLC (the “Placement Agent”), a U.S. registered broker-dealer, was engaged by the Company as placement agent for the Offering, on a reasonable best effort basis.  We agreed to pay to the Placement Agent (and any sub agent) a cash commission of 9% of the gross purchase price paid by the Subscribers for the Units (including for Units that may be issued upon exercise of the Subscriber Option), and to issue to the Placement Agent (and any sub agent) warrants to purchase a number of shares of Common Stock equal to 7% of the number of shares of Common Stock initially issuable upon conversion of the shares of Series A Preferred Stock at a fixed price of $2.75 per share contained in the Units sold in Offering (including Units that may be issued upon exercise of the Subscriber Option), at the exercise price of $3.00 per share (the “Placement Agent Warrants”).

We also agreed to reimburse the Placement Agent for certain expenses related to the Offering.  At the March 17, 2017 closing, we paid the Placement Agent $61,200 of cash fees and issued to the Placement Agent or its designees Placement Agent Warrants to purchase an aggregate of 18,002 shares of Common Stock as well as $45,990 of cash fees and issued to the Placement Agent or its designees Placement Agent Warrants to purchase an aggregate of 13,528 shares of Common Stock for the March 28, 2017 closing.  The Placement Agency Agreement between the Company and the Placement Agent contains customary representations, warranties and covenants of and indemnifications by the parties.

Investor Warrants

As part of its Series A convertible preferred stock financing , on March 17, 2017 closing, we issued to the Subscribers an aggregate of: (i) 680 units of Series A Preferred Stock and (ii) Investor Warrants to purchase an aggregate of 151,640 shares of Common Stock and at the March 28, 2017 closing we issued to the Subscribers (as defined below) an aggregate of (i) 511 units of Series A Preferred Stock and (ii) Investor Warrants to purchase an aggregate of 113,953 shares of Common Stock. The exercise price is subject to weighted average anti-dilution provisions. The investor warrants are exercisable at any time at the option of the holder until the second annual anniversary of the first closing of the financing which was March 17, 2017.

The combined fair value of the investor warrants at first and second closing of the financing was estimated to be $181,931, which also approximates fair value as of March 31, 2017.The following are weighted average assumptions:

Three Months Ended March 31, 2017

Expected term (in years)	1.96
Expected volatility%	130%
Risk-free interest rate%	2.39%
Expected dividend yield%	0.0%

The fair value of the investor warrants of $181,931 was recorded as warrants derivative liability in the accompanying balance sheets as of March 31, 2017 and June 30, 2016. Change in the fair value of the warrants is recognized in the condensed consolidated statements of operations. The change in fair value for the three months ended March 31, 2017 was immaterial.

Placement Agent Warrants

As part of the placement agent’s fees, Katalyst Securities, received warrants to purchase 31,529 shares of the Company’s stock at the exercise price of $3.00 per share. The exercise price is subject to weighted average anti-dilution provisions. The placement agent warrants are exercisable at any time at the option of the holder until the second annual anniversary of the first closing of the financing which was March 17, 2017.

The Company estimated the aggregate fair value of the warrants issued to the placement agent to be $22,985, which also approximates its fair value at March 31, 2017. This value was considered part of total equity issuance cost of $232,078 and allocated between reduction to additional paid-in capital and a charge to general administrative and other operating costs of $35,451 based on relative values of investor warrants and preferred stock relative to proceeds from issuance.

The placement agent warrants were valued using the following weighted average assumptions:

Three Months Ended March 31, 2017

Expected term (in years)	1.96
Expected volatility%	130%
Risk-free interest rate%	2.39%
Expected dividend yield%	0.0%

The Investor Warrants and the Placement Agent Warrants have provisions for the “weighted average” adjustment of their exercise price in the event that we issue shares of Common Stock (or Common Stock equivalents) for a consideration per share less than the exercise price then in effect, subject to certain exceptions.

In connection with the Offering, we also entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with each of the Subscribers and the holders of the Placement Agent Warrants, which requires the Company to file a Registration Statement with the SEC within 45 days after the closing, registering for resale (i) all shares of Common Stock issued or issuable upon conversion of the Series A Preferred Stock (including any shares of Series A Preferred Stock issued pursuant to the Subscriber Option described above), and (ii) all shares of Common Stock issued or issuable upon exercise of the Investor Warrants (including any Investor Warrants issued pursuant to the Subscriber Option described above) and the Placement Agent Warrants (including any that may be issued upon exercise of the Subscriber Option), and to use its commercially reasonable efforts to cause the Registration Statement to be declared effective no later than 135 days after the closing.  We also granted to the holders of the registrable shares certain “piggyback” registration rights until two years after the effectiveness of the Registration Statement.

If the Registration Statement is not filed with, or declared effective by, the SEC within the specified deadlines set forth above, or the Registration Statement ceases to be effective or otherwise cannot be used for a period specified in the Registration Rights Agreement, or trading of the Common Stock on the Company’s principal market is suspended or halted for more than three consecutive trading days (each, a “Registration Event”),  monetary penalties payable by the Company to the holders of registrable shares that are affected by such Registration Event will commence to accrue at a rate equal to 12% per annum of the purchase price paid for each Unit purchased, for the period that such Registration event continues, but not exceeding in the aggregate 5% of such purchase price.

On March 28, 2017, we also entered into an amendment to the Subscription Agreements (the “Amendment”) with Subscribers that purchased the Units in the initial closing of the Offering on March 17, 2017, and with the Subscribers in this closing, to expand the scope of a right of first refusal contained in the Subscription Agreement.  As so amended, the Subscription Agreement provides that if, following the termination of the Offering and prior to December 17, 2017, the Company determines to offer for sale or to accept an offer to purchase any additional shares of common stock or securities convertible into or exercisable or exchangeable for shares of common stock (subject to certain limitations and adjustments described therein) for consideration consisting of cash and/or outstanding debt of the Company, each Subscriber who previously purchased Units in the Offering will have an option to purchase such Subscriber’s pro rata share of such securities on the same terms and conditions on which such securities are proposed to be issued, exercisable on the terms set forth in the Subscription Agreement.

Beneficial Conversion Feature

The Company determined that the conversion feature in the Preferred Stock represented a beneficial conversion feature. The fair value of the common stock ranging from $ 1.60 to 1.75 per share on the Commitment Dates was greater than the effective conversion price of $ 0.47 per share of common stock, representing a beneficial conversion feature of $ 2.6 million in aggregate. Since the intrinsic value of the beneficial conversion feature is greater than the proceeds allocated to the convertible instrument, the amount of the discount assigned to the beneficial conversion feature was limited to the amount of the proceeds allocated to the convertible instrument.  Accordingly, $1,009,069 was recorded as a reduction (the discount) to the additional paid-in capital. The Discount resulting from the allocation of value to the beneficial conversion feature is required to be amortized on a non-cash basis from the issuance date over a six-month period, or fully amortized upon an accelerated date of redemption or conversion, and recorded as a preferred dividend. The preferred dividend was immaterial to this quarter ended March 31, 2017.  The preferred dividend when recorded will be charged against additional paid-in capital since no retained earnings were available.

8. SUBSEQUENT EVENTS

Third PSC Amendment and Presidential Decree

On April 12, 2017 SCS, SAPETRO and Guinea executed a Third Amendment to the PSC (the “Third PSC Amendment”) that was subject to the receipt of a Presidential Decree and the closing of the Farmout Agreement. We received a Presidential Decree on April 21, 2017 approving the assignment of 50% of our participating interest in the Guinea concession to SAPETRO, and it confirms the two companies’ rights to explore for oil and gas on our 5,000-square-kilometer Concession offshore the Republic of Guinea. The contract requires that drilling operations in relation to the obligation well Fatala-1 (the “Extension Well”) are to begin no later than May 30, 2017 and provides that additional exploration wells may be drilled within the exploration period at the companies’ option.

The Third PSC Amendment further reaffirms clear title of SAPETRO and SCS to the Concession as well as amends the security instrument requirements under the PSC. SCS and SAPETRO agreed to a US $5 million security instrument to be put in place within 30 days from the date of the Presidential Decree.

In addition on April 12, 2017 SCS and SAPETRO separately agreed that SCS’s “sufficient financing for the Obligation Well Costs” as defined in the Farmout Agreement was to be set at $15 million in “cash and committed financing to the satisfaction of SAPETRO acting reasonably” in addition to costs already incurred. Further, SAPETRO and SCS agreed that, subject to Closing, SAPETRO may elect to pay for a portion of SCS’s Fatala-1 well costs so long as SCS is not in default of either the PSC or the Farmout Agreement and requires credit support. In case SAPETRO makes such payments for a share of SCS’s costs of, SCS shall assign to SAPETRO 2% of its participating interest in the Concession for each $1 million of SCS’s costs paid by SAPETRO.

The Pacific Sirocco drillship entered Guinea shelf waters as provided by the terms of the Third PSC Amendment on May 21, 2017, which is within the 30 days from the Presidential Decree signing date. It relieves SAPETRO and SCS from an obligation to place a $5 million security instrument with the Government of Guinea. Subsequent to arrival of the Pacific Scirocco in Guinea waters, SCS begins mobilization of additional equipment, materials and supplies on the rig to prepare for spudding the Fatala 1 well, which constitutes the commencement of the drilling operations before May 30, 2017 as required by the Third PSC Amendment.

Prior to that, on May 20, 2017 we entered into Amendment No.1 to the Offshore Drilling Contract with a subsidiary of Pacific Operations Drilling Limited (“Pacific Amendment”).  The Pacific Amendment clarifies the use of the Pacific Scirocco drill ship for the upcoming drilling program offshore Guinea and provides for Special Mobilization and Standby Rate (“SMSR”) of $100,000 per day  to apply at moment the drill ship enters Guinea territorial waters.  It further provides that SMSR ends the later of when Pacific Sirocco receives from SCS a 28 day notice for drilling commencement or  July 17, 2017. In consideration for the extension of the Pacific Sirocco Contract and reduction of the costs associated with it, we agreed with Pacific Scirocco Limited (“Pacific”) to issue and deliver to Pacific a number of shares of our Common Stock equal to $1,000,000 at a 10 day average market price preceding the date of the agreement to issue the shares.

Closing of Additional Private Placement Offering

On April 18, 2017, we consummated a third closing of a private placement offering (the “Offering”) and issued and sold additional 710 Units of securities, at a purchase price of $1,000 per Unit. On April 26, 2017, we consummated a fourth closing of the Offering and issued and sold additional 50 Units of securities at a purchase price of $1,000 per Unit.   (See Note 7 — Shareholders’ Equity — Series A Preferred Stock) Each “Unit” consisted of (i) one share of the Company’s 1% Series A Convertible Preferred Stock, par value $0.001 per share, with a Stated Value of $1,040 per share (the “Series A Preferred Stock”), and (ii) a warrant (the “Investor Warrant”) to purchase 223 shares of the Company’s common stock, par value $0.001 per share (“Common Stock”), exercisable from issuance until two years after the date of the initial closing of March 17, 2017, at an exercise price of $3.50 per share (subject to adjustment in certain circumstances).  At the April 18, 2017 closing, we issued to the Subscribers an aggregate of (i) 710 shares of Series A Preferred Stock and (ii) Investor Warrants to purchase an aggregate of 158,330 shares of Common Stock. At the April 26, 2017 closing, we issued to the Subscribers an aggregate of (i) 50 shares of Series A Preferred Stock and (ii) Investor Warrants to purchase an aggregate of 1,150 shares of Common Stock.

We received an aggregate of $760,000 in gross cash proceeds, before deducting placement agent fees and expenses, and legal, accounting and other fees and expenses, in connection with the April 18, 2017 and April 26, 2017 sale of the Units.   We expect to use the net proceeds of $661,441 from the sale of the Units for general corporate purposes and to further our business interests in the Republic of Guinea, including, but not limited to, the drilling of an exploration well on our offshore Concession.

In conjunction with the April 18, 2017 and April 26, 2017 closing, we paid Katalyst Securities $68,400 of cash fees and issued to the Placement Agent or its designees Placement Agent Warrants to purchase an aggregate of 20,120 shares of Common Stock.

Investor Warrants and Placement Agent Warrants will be recorded as additional derivative liabilities.

We filed a Registration Statement on Form S-1 with the Securities and Exchange Commission on May 1, 2017 in connection with common shares that preferred stock is convertible into and warrants exercisable for. On May 18, 2017, we filed an amended Registration Statement on Form S-1/A.

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

•                                          Drill the exploration well in Guinea.

•                                          Consider financing alternatives and other measures to raise funds to pursue our exploration objectives offshore Guinea.

Following the execution of Amendment No. 1 to the PSC in March 2010 (the “First PSC Amendment”) and the receipt of a Presidential Decree in May 2010, we sold a 23% gross interest in the Concession to Dana Petroleum, PLC (“Dana”), a subsidiary of the Korean National Oil Corporation. In December 2012, we closed a sale of a 40% gross interest to Tullow Guinea Ltd. (“Tullow”), and Tullow became the Operator on April 1, 2013. A planned exploration well in 2014 was initially delayed by Tullow and thereafter by the Ebola epidemic. Continued failure to resume petroleum operations by both Tullow and Dana in 2015 forced us to file legal actions under our Joint Operating Agreement. On August 15, 2016, we entered into a Settlement and Release Agreement with Tullow and Dana (“Settlement Agreement”) that returned to us 100% of the interest under the PSC, long-lead item property useful in the drilling of an exploratory well, and $0.7 million in cash, in return for a mutual release of all claims. We also agreed to pay Dana a success fee based upon the certified reserves of the Fatala-1 well if it results in a discovery.

We executed a Second Amendment to the PSC (“Second PSC Amendment”) on September 15, 2016, and received a Presidential Decree that gave us a one year extension to the second exploration period of the PSC to September 22, 2017 (“PSC Extension Period”) and became the designated Operator of the Concession.

In addition to clarifying certain elements of the PSC, we agreed in the Second PSC Amendment to drill one exploratory well to a minimum depth of 2,500 meters below the seabed within the PSC Extension Period (the “Extension Well”) with the option of drilling additional wells. Fulfillment of the work obligations exempts us from the expenditure obligations during the PSC Extension Period.In turn, we retained an area equivalent to approximately 5,000 square kilometers in the Guinea offshore waters and agreed to provide the Government of Guinea: (1) A parent company guarantee for the Extension Well obligation, (2) monthly progress reports and a reconciliation of budget to actual expenditures, (failure to provide the reports and assurances on a timely basis could result in a notice of termination with a 30 day period to cure), and (3) certain guarantees.

Additionally, we agreed to limit the cost recovery pool to date to our share of expenditures in the PSC since 2009 (estimated to be approximately $165,000,000 net to our interest) and began to move into the territory of Guinea the long lead items we received in the Settlement Agreement that are currently stored in Takoradi, Ghana. The movement of approximately $1.6 million of the $4.1 million of equipment was started on January 29, 2017 and was completed on February 5, 2017. The balance of the material still in Ghana will be moved at a later date. Finally, we agreed to allocate and administer a training budget during the PSC Extension Period for the benefit of the Guinea National Petroleum Office of $250,000 in addition to any unused portion of the training program under Article 10.3 of the PSC. The unused portion of the training program is now estimated to be approximately $400,000.

On March 10, 2017, we entered into a Tri Party Protocol (“Protocol”) with South Atlantic Petroleum Limited (“SAPETRO”), a privately held Nigerian oil and gas exploration and production company, and the Government of Guinea agreeing to commence operations for the Fatala-1 well no later than May 30, 2017, and that SAPETRO and SCS will make all reasonable efforts to negotiate and finalize all transaction documents for SAPETRO’s entry into the project in conformity with the PSC and submit for the approval of the Government of Guinea no later than April 10, 2017. The Government of Guinea in turn agreed to provide adequate assurances in relation to the validity of the existing PSC and amendments to enable SCS and SAPETRO to enter into the transaction documents and obtain all necessary Government approvals and to mobilize the requisite resources in the form of contracts, funds and personnel to spud and accomplish drilling operations in respect of the Fatala well and subsequent exploration wells. It was further agreed that upon completion of the transaction documents and receipt of the requisite approvals by the Government of Guinea, SAPETRO will provide the $5 million Security Instrument as required by the terms of the Second PSC Amendment.

On March 30, 2017, SCS entered into a Farmout Agreement (the “Farmout Agreement”) with SAPETRO, pursuant to the terms of which, and subject to certain conditions therein, SCS will assign and transfer to SAPETRO 50% of its 100% gross participating interest in the PSC and the joint operating agreement. Pursuant to the terms of the Farmout Agreement, upon closing, SAPETRO will (i) reimburse SCS its proportional share of past costs associated with the preparations for the drilling of the Fatala-1 well, and (ii) pay its participating interest’s share of future costs in the Concession. Currently the total amount of costs spent by SCS after the date of the Second PSC Amendment in relation to the preparation of drilling of the Fatala-1 well is estimated at $8-10 million depending on the timing of the completion of the Farmout Agreement and upon approval of the Guinea government.

The closing of the Farmout Agreement with SAPETRO is subject to several conditions, including, but not limited to: (i) the receipt of the requisite approvals and consents of the government of the Republic of Guinea, (ii) if required by the Government of Guinea, security in respect of each party’s participating share of the drilling costs, and (iii) subject to the satisfaction of SAPETRO acting reasonably, SCS having obtained cash or committed financings in the amount of up to $ 15 million to enable it to meet its obligations related to the Fatala-1 well. At closing, SAPETRO and SCS will deliver mutual parent guarantees to secure the obligations under the Farmout Agreement and a joint operating agreement governing the conduct of operations. Each party to the Farmout Agreement may waive certain conditions in whole or in part at any time.

The parties have agreed to close on or before May 31, 2017, unless the Farmout Agreement is previously terminated due to parties’ failure to satisfy the closing conditions, by mutual agreement of the parties, or if either party receives final, unappealable written notice from the Government of Guinea stating that it will not approve the transfer of the farm-in interest, or on certain other conditions.

On April 12, 2017 SCS, SAPETRO and Guinea executed a Third Amendment to the PSC (the “Third PSC Amendment”) that was subject to the receipt of a Presidential Decree and the closing of the Farmout Agreement. We received a Presidential Decree on April 21, 2017 approving the assignment of 50% of SCS’ participating interest in the Guinea concession to SAPETRO, and it confirms the two companies’ rights to explore for oil and gas on our 5,000-square-kilometer Concession offshore the Republic of Guinea.

The Third PSC Amendment further reaffirmed clear title of SAPETRO and SCS to the Concession as well as amended the security instrument requirements under the PSC. SCS and SAPETRO agreed to a US $5 million security instrument to be put in place within 30 days from the date of the Presidential Decree. The security instrument is to be released at such time that the drilling rig to be used in the drilling of the extension well is located in the shelf waters of the Republic of Guinea, including its territorial waters. Pursuant to the terms of the Protocol, SAPETRO agreed to provide the $5 million security instrument upon Government of Guinea approval to enter the Concession and completion of the Farmout Agreement. SCS and SAPETRO agreed to joint and several liability to the Government of Guinea in respect to the PSC.

The Third Amendment requires that drilling operations in relation to the obligation well Fatala-1 (the “Extension Well”) are to begin no later than May 30, 2017 and provides that additional exploration wells may be drilled within the exploration period at the companies’ option. The Pacific Sirocco drillship entered Guinea shelf waters as provided by the terms of the Third PSC Amendment on May 21, 2017. Subsequent to arrival of the Pacific Sirocco in Guinea waters, SCS begins mobilization of, additional equipment, material and supplies of on the rig to prepare for spudding the Fatala 1 well, which constitutes the commencement of the drilling operations before May 30, 2017 as required by the Third PSC Amendment.

In addition on April 12, 2017 SCS and SAPETRO separately agreed that SCS’s “sufficient financing for the Obligation Well Costs” as defined in the Farmout Agreement was to be set at $15 million in “cash and committed financing to the satisfaction of SAPETRO acting reasonably” in addition to costs already incurred. Further, SAPETRO and SCS agreed that, subject to Closing, SAPETRO may elect to pay for a portion of SCS’s Fatala-1 well costs so long as SCS is not in default of either the PSC or the Farmout Agreement and requires credit support. In case SAPETRO makes such payments for a share of SCS’s costs of, SCS shall assign to SAPETRO 2% of its participating interest in the Concession for each $1 million of SCS’s costs paid by SAPETRO.

Between March 17 and April 26, 2017, we held four closings of a private placement offering (the “Series A Offering”) of an aggregate of 1,951 Units of our securities, at a purchase price of $1,000 per Unit. Each “Unit” consisted of (i) one share of the Company’s Series A Preferred Stock, with a Stated Value of $1,040 per share, and (ii) a warrant (the “Investor Warrant”) to purchase 223 shares of the Company’s common stock, exercisable from issuance until March 17, 2019, at an exercise price of $3.50 per share (subject to adjustment in certain circumstances). At the closings, we issued to the subscribers an aggregate of: (i) 1,951 shares of Series A Preferred Stock and (ii) Investor Warrants to purchase an aggregate of 435,073 shares of common stock.

The Company received an aggregate of $1,951,000 in gross cash proceeds, before deducting placement agent fees and expenses, and legal, accounting and other fees and expenses, in connection with the sale of the Units. We paid the Placement Agent a total of $175,555 of cash fees and issued to the Placement Agent or its designees Placement Agent Warrants to purchase an aggregate of 51,650 shares of common stock.

On May 20, 2017 we entered into Amendment No.1 to the Offshore Drilling Contract with a subsidiary of Pacific Operations Drilling Limited (“Pacific Amendment”) on May 20, 2017.  The Pacific Amendment clarifies the use of the Pacific Scirocco drill ship for the upcoming drilling program offshore Guinea and provides for Special Mobilization and Standby Rate (“SMSR”) of $100,000 per day  to apply at moment the drill ship enters Guinea territorial waters.  It further provides that SMSR ends the later of when Pacific Sirocco receives from SCS a 28 day notice for drilling commencement or  July 17, 2017. In consideration for the extension of the Pacific Sirocco Contract and reduction of the costs associated with it, we agreed with Pacific Scirocco Limited (“Pacific”) to issue and deliver to Pacific a number of shares of our Common Stock equal to $1,000,000 at a 10 day average market price preceding the date of the agreement to issue the shares.

Our current capital resources are not sufficient to cover our financial commitments required to meet the exploration activity in the Concession. We are working to close the Farmout Agreement with SAPETRO as well as seeking funding through additional sales of interest in the Concession, from equity or debt or other financial instruments.

As a result and absent cash inflows, we do not have adequate capital resources to meet our current obligations as they become due. Our ability to meet our current obligations as they become due over the next quarter and twelve months and to be able to continue with our operations will depend on obtaining additional resources through sales of additional interests in the Concession, issuing equity or debt securities, or through other means, and the resumption of petroleum operations.

Failure to comply with  any material obligations of the PSC subjects us to risk of loss of the Concession.

No assurance can be given that any of these actions can be completed.

Results of Operations

Based on the factors discussed below the net loss attributable to common shareholders for the three months ended March 31, 2017 decreased $14.2 million to a net loss of $3.4 million, or $0.16 per share, from a net loss of $17.6 million, or $0.84 per share for the three months ended March 31, 2016. Net loss attributable to common shareholders for the nine months ended March 31, 2017 decreased $12.4 million to a net loss of $9.0 million, or $0.42 per share, from a net loss of $21.4 million, or $1.02 per share for the nine months ended March 31, 2016.

The decrease in net loss attributable to common shareholders for the current fiscal year three-month period is primarily the result of the full-cost ceiling test write-down of $14.3 million recorded during the quarter ended March 31, 2016.

The decrease in net loss attributable to common shareholders for the current fiscal year nine-month period is primarily the result of the full-cost ceiling test write-down of $14.3 million recorded during the nine-month period ended March 31, 2016 and partially offset by an increase in general and administrative costs incurred on resuming operatorship of our Guinea Concession.

Series A Preferred Stock Offering

Subscribers in the Series A Offering have an option (the “Subscriber Option”) to purchase, at the same purchase price of $1,000 per Unit, their pro rata share of up to an aggregate of $3,000,000 in additional Units following the effective date of the registration statement registering for resale the shares of common stock issuable upon conversion of the Series A Preferred Stock and exercise of the Investor Warrants and Placement Agent Warrants (as defined below), which we have agreed to file as described below (the “Registration Statement”).

We also agreed in the Subscription Agreements that until March 17, 2018, we will not create or allow to be created any security interest, lien, charge or other encumbrance on any of our or our subsidiaries’ rights under or interests in the PSC that secures the repayment of indebtedness of the Company or any of its subsidiaries for money borrowed.

Katalyst Securities, LLC (the “Placement Agent”), a U.S. registered broker-dealer, was engaged by the Company as placement agent for the Series A Offering, on a reasonable best effort basis. We agreed to pay to the Placement Agent (and any sub agent) a cash commission of 9% of the gross purchase price paid by the Subscribers for the Units (including for Units that may be issued upon exercise of the Subscriber Option), and to issue to the Placement Agent (and any sub agent) warrants to purchase a number of shares of common stock equal to 7% of the number of shares of common stock initially issuable upon conversion of the shares of Series A Preferred Stock (convertible at a fixed price of $2.75 per share) contained in the Units sold in Series A Offering (including Units that may be issued upon exercise of the Subscriber Option), at the exercise price of $3.00 per share (the “Placement Agent Warrants”). We also agreed to reimburse the Placement Agent for certain expenses related to the Series A Offering. We paid the Placement Agent a total of $175,555 of cash fees and issued to the Placement Agent or its designees Placement Agent Warrants to purchase an aggregate of 51,650 shares of common stock in connection with closings between March 17 and April 26, 2017.

The Investor Warrants and the Placement Agent Warrants have provisions for the “weighted average” adjustment of their exercise price in the event that we issue shares of common stock (or common stock equivalents) for a consideration per share less than the exercise price then in effect, subject to certain exceptions.

In connection with the Series A Offering, we also entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with each of the Subscribers and the holders of the Placement Agent Warrants.

Reportable segments

We have one reportable segment: our international operations in Guinea conducted through our subsidiary SCS. SCS is engaged in oil and gas exploration activities pertaining to offshore Guinea.

Three months ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Revenues .  There were no revenues for the three months ended March 31, 2017 and 2016.

Depreciation .   Depreciation on property and equipment decreased 74% or $20 thousand from the fiscal 2016 period to the fiscal 2017 period. Depreciation expense was $7,400 and $27,700 in the three months ended March 31, 2017 and 2016, respectively. The decrease is primarily attributed to assets in service in the prior year became fully depreciated early in the current year.

General, Administrative and other Operating Expenses .  Our general, administrative and other operating expenses were $3.4 million and $3.3 million for the three months ended March 31, 2017 and 2016, respectively. This represents an increase of 3.5% or $0.1 million from the fiscal 2016 period to the fiscal 2017 period. The general and administrative costs remained steady.

Full-cost ceiling test write-down. There were no full-cost ceiling write-downs in the three months ended March 31, 2017 compared to the $14.3 million write-down in the three months ended March 31, 2016. As of March 31, 2016, based on our impairment assessment, we fully impaired the $14.3 million of unproved oil and gas properties. This impairment assessment was based on the continued impasse by our members of the Consortium to resume petroleum operations and drill the next exploration obligation well, which needed to be commenced by the end of September 2016, and our inability to get interim injunctive relief from the

American Arbitration Association requiring Tullow and Dana to join with SCS in the negotiation of an acceptable amendment to the

PSC and to agree to a process that would result in the execution of the amendment which we hoped would have led to the resumption of petroleum operations. Thus, we believed all legal measures to require Tullow and Dana to drill the planned exploration well have been exhausted. Despite this impairment, we continued to pursue any avenues with the members of the Consortium and the Government of Guinea in order to begin drilling activities in our Concession prior to the end of the Concession in

September 2016.

Loss from Operations .  As a result of the factors discussed above, our loss from operations decreased by $14.2 million from $17.6 million in the three months ended March 31, 2016 to $3.4 million for the three months ended March 31, 2017.

Nine months ended March 31, 2017 Compared to Nine Months Ended March 31, 2016

Revenues .  There were no revenues for the nine months ended March 31, 2017 and 2016.

Depreciation.  Depreciation on property and equipment decreased 49% or $41 thousand from the fiscal 2016 period to the fiscal 2017 period. Depreciation expense was $42 thousand and $83 thousand in the nine months ended March 31, 2017 and 2016, respectively. The decrease is primarily attributed to only a small amount of asset additions and related modest depreciation in the current year whereas a large portion of the assets in service in the prior year became fully depreciated early in the current year.

General, Administrative and Other Operating Expenses.  Our general, administrative and other operating expenses were $11.6 million and $7 million for the nine months ended March 31, 2017 and 2016, respectively. This represents an increase of 67% or $4.6 million from the fiscal 2016 period to the fiscal 2017 period. The increase in expense was attributable to an increase in general and administrative costs incurred on resuming operatorship of our Guinea Concession. An increase of approximately $3.8 million was related to contract and professional services needed for the resumption of becoming operator on the Guinea Concession.  In addition, salaries and benefits increased approximately $700 thousand due to staff additions.

Full-cost ceiling test write-down. During the period ended March 31, 2017 we impaired $0.8 million of unproved oil and gas property costs capitalized. That impairment assessment was based on our liquidity position, and the possibility that we may not reach an agreement with the Government of Guinea regarding the requirement under the PSC to provide a mutually acceptable security of $5.0 million and the possibility that the Government of Guinea may at any time and without prior notice terminate our Concession.

Gain and cost on legal settlements.  The $4.8 million gain on legal settlement with Tullow and Dana includes a cash payment from Tullow to us of $686,570 and the fair value of $4.1 million for the well construction material we received from Tullow as a part of our Settlement and Release Agreement.

We recognized a $1.3 million cost of the Iroquois legal case based on a settlement agreement at the end of December whereby we would issue 600,000 shares of company stock which we valued based on the settlement date at $2.18 per share.  The common stock was issued on February 2, 2017.

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

Loss from Operations.  As a result of the factors discussed above, our loss from operations decreased by $9.0 million from $21.4 million in the nine months ended March 31, 2016 to $12.4 million for the nine months ended March 31, 2017.

Liquidity and Capital Resources

General

	Nine Months Ended March 31,
Cash (used) provided, net	2017	2016
Net cash used in operating activities	$(8,168)	(5,397)
Net cash used in investing activities	(2,613)	(21)
Net cash provided by financing activities	1,045	—
Decrease in cash and cash equivalents	(9,736)	(5,418)
Cash and cash equivalents at Beginning of period	10,327	18,374
End of period	$591	12,956

Operating Activities

Net cash used in operating activities for the nine months ended March 31, 2017 was $8.2 million compared to $5.4 million for the nine months ended March 31, 2016. The increase in cash used in operating activities is primarily attributable to the increase in general, administrative and other operating costs, partially offset by changes in working capital during the periods, and the $0.7 million in cash received from the legal settlement with Tullow and Dana.

Investing Activities

Net cash used in investing activities for the nine months ended March 31, 2017 was $2.6 million compared to $21 thousand used in the nine months ended March 31, 2016. The increase primarily relates to oil and gas property costs incurred by the Company in resumption of the prospect development as operator of the Guinea Concession.

Financing Activities

There were $64 thousand of cash proceeds provided by financing activities during the nine months ended March 31, 2017 as a result of the exercise of stock options.

Between March 17 and April 26, 2017, we held four closings of a private placement offering (the “Series A Offering”) of an aggregate of 1,951 Units of our securities, at a purchase price of $1,000 per Unit. Each “Unit” consisted of (i) one share of the Company’s Series A Preferred Stock, with a Stated Value of $1,040 per share, and (ii) a warrant (the “Investor Warrant”) to purchase 223 shares of the Company’s common stock, exercisable from issuance until March 17, 2019, at an exercise price of $3.50 per share (subject to adjustment in certain circumstances). At the closings, we issued to the subscribers an aggregate of: (i) 1,951 shares of Series A Preferred Stock and (ii) Investor Warrants to purchase an aggregate of 435,073 shares of common stock.   The Company received an aggregate of $1,951,000 in gross cash proceeds, before deducting placement agent fees and expenses, and legal, accounting and other fees and expenses, in connection with the sale of the Units.

There was no cash provided by financing activities during the nine months ended March 31, 2016.

Liquidity

As of March 31, 2017 and the date of this filing, the Company’s trade accounts payable and accrued expenses exceeded its cash balances.

Our current capital resources are not sufficient to cover our financial commitments required to meet the exploration activity in the Concession. We are working to close the Farmout Agreement with SAPETRO as well as seeking funding through additional sales of interest in the Concession, from equity or debt or other financial instruments.

As a result, and absent cash inflows, we do not have adequate capital resources to meet our current obligations as they become due, and therefore there is substantial doubt about our ability to continue as a going concern. Our ability to meet our current obligations as they become due over the next quarter and twelve months and to be able to continue with our operations will depend on obtaining additional resources through sales of additional interests in the Concession, issuing equity or debt securities, or through other means, and the resumption of petroleum operations.

No assurance can be given that any of these actions can be completed.

Capital Expenditures

During the first nine months of fiscal 2017, we incurred an additional $2.6 million on unproved oil and gas properties and $45 thousand for property, plant and equipment. This compares to the first nine months of fiscal 2016, where we spent $20 thousand on unproved oil and gas properties.

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

Item 3. Quantitative and Qualitative Disclosures about Market

Our functional currency is the US dollar. Prior to the closure of our office in the United Kingdom, we had some foreign currency exchange rate risk related to the Pound Sterling. Subject to the receipt of adequate funding, we are in the process of opening an office in Conakry, Guinea to supervise drilling activities. US dollars are accepted in Guinea and many of our purchases and purchase obligations, such as our office lease in Guinea, are denominated in US dollars. However, our costs for labor, supplies, and fuel could increase if the Guinea Franc significantly appreciates against the US dollar. We did not hedge the exposure to currency rate changes. We do not believe our exposure to market risk to be material.

Item 4. Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

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

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of March 31, 2017 our PEO and PFO concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Our management, including the PEO and PFO, identified a material weakness in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The departure of our previous Principal Accounting Officer had a material adverse impact on our quarterly financial close process and reporting causing our filing of this Form 10-Q to be late. The Company is in the process of remedying this weakness by adding additional accounting personnel.

Part II Other Information

Item 1. Legal Proceedings

From time to time, we and our subsidiaries are involved in business disputes. We are unable to predict the outcome of such matters when they arise. Currently pending proceedings, in our opinion, will not have a material adverse effect upon our consolidated financial statements. The following are the only legal proceedings with material developments during the three and nine-month periods ended March 31, 2017.

Iroquois and Shareholder Lawsuits

On December 31, 2016, we entered into a settlement agreement with the five hedge funds in the Iroquois lawsuit.  Under the terms of the settlement agreement, we issued to the plaintiffs a total of 600,000 new shares of common stock, and it would cause a payment to be made of $1.35 million in cash covered under our directors’ and officers’ insurance policy. The plaintiffs are restricted from selling the shares of common stock before April 1, 2017 under the terms of the agreement.

On January 26, 2017, an order to approve the settlement agreement was entered in the Supreme Court of the State of New York, New York County and subsequently approved by the Court on the same day.

On January 11, 2017, a payment of $1.35 million was made by the insurance underwriters of the Company’s directors’ and officers’ insurance policy to the hedge funds in the Iroquois lawsuit on behalf of the Company.  On February 2, 2017, we issued 600,000 shares of our common stock to the hedge funds named in the settlement agreement.

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

On August 15, 2016, we entered into a Settlement and Release Agreement with Tullow and Dana (“Settlement and Release”) with respect to our dispute in arbitration. Under the Settlement and Release, we released all claims against Tullow and Dana and Tullow and Dana (i) issued to the Government of Guinea a notice of withdrawal from the Concession and PSC effective immediately, (ii) transferred their interest in the long lead items of well construction material previously purchased in preparation for the initial drilling of the Fatala well, and agreed to pay net cash of $686,570 to us. The net cash received was recorded as a part of the gain on the legal settlement. We also agreed to pay Dana a success fee based upon the certified reserves of the Fatala well if it results in a discovery of commercially producible oil and gas reserves.

The $4.8 million gain on legal settlement also includes the estimated fair value of $4.1 million for the well construction material we received from Tullow as a part of our Settlement and Release Agreement.

Item 1A. Risk Factors

We executed a Farmout Agreement with SAPETRO that includes a number of conditions that must be met prior to closing.

Our Farmout Agreement contains a number of financial and other conditions that must be met prior to closing. While SCS and SAPETRO separately agreed on April 12, 2017 that SCS’s “sufficient financing for the Obligation Well Costs” as defined in the Farmout Agreement is $15 million in “cash and committed financing to the satisfaction of SAPETRO acting reasonably” in addition to costs already incurred, we are uncertain of our ability to raise those funds in order to close on the Farmout Agreement. Should closing on the Farmout Agreement not occur in the near future, we risk being unable to meet our obligations under the PSC and a loss of the Concession.

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

Item 6. Exhibits and Reports on Form 8-K

Exhibit Number		Description

3.1		Certificate of Incorporation, as amended through November 29, 2016(1)

3.2		Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock(2)

3.3		Amended and Restated Bylaws(3)

4.1		Form of Common Stock Certificate(4)

4.2		Form of Common Stock Purchase Warrant issued to investors on February 1, 2012(5)

4.4		Form of Common Stock Purchase Warrant issued to investors in the March-April, 2017, Private Placement Offering of Series A Convertible Preferred Stock(2)

4.5		Form of Common Stock Purchase Warrant issued to placement agent and its designees in the March-April, 2017, Private Placement Offering of Series A Convertible Preferred Stock(2)

10.1		Hydrocarbon Production Sharing Contract (PSA) between SCS Corporation and the Republic of Guinea, dated September 22, 2006(6)

10.2		Amendment No. 1 to the Hydrocarbons Production Sharing Contract between SCS Corporation and the Republic of Guinea, dated March 25, 2010(7)

10.3		Amendment No. 2 to the Hydrocarbon Production Sharing Contract (Original French version), dated September 21, 2016(8)

10.4		Amendment No. 2 to the Hydrocarbon Production Sharing Contract (English translation), dated September 21, 2016(8)

10.5	†	Amended and Restated Employment Agreement between Hyperdynamics and Ray Leonard, effective as of July 23, 2012(5)

10.6		Sale and Purchase Agreement between Hyperdynamics Corporation and Dana Petroleum (E&P) Limited, effective as of December 4, 2009(9)

10.7		Operating Agreement between SCS Corporation and Dana Petroleum (E&P) Limited, dated January 28, 2010(10)

10.8	†	2010 Equity Incentive Plan as amended(11)

10.9	†	Form of Incentive Stock Option Agreement(12)

10.10	†	Form of Non-Qualified Stock Option Agreement(12)

10.11	†	Form of Restricted Stock Agreement(12)

10.12		Contract Number: AGR/C105/10 between SCS Corporation and AGR Peak Well Management Limited for Provision of Well Construction Management Services, including LOGIC General Conditions as Appendix I(13)

10.13		Agreement for the Supply of Marine Seismic Data Application and Processing Services, dated September 20, 2011 between SCS Corporation and CGG Veritas Services SA(14)

10.14		Form of Securities Purchase Agreement, dated January 30, 2012, between Hyperdynamics Corporation and investors in the offering(5)

10.15		Placement Agency Agreement, dated January 30, 2012, by and between Hyperdynamics Corporation and Rodman & Renshaw, LLC(5)

10.16		Purchase and Sale Agreement between SCS Corporation Ltd. and Tullow Guinea Ltd., dated November 20, 2012(15)

10.17

Joint Operating Agreement Novation and Amendment Agreement relating to the Operating Agreement for the Hydrocarbon Production Sharing Contract, offshore Guinea, between SCS Corporation Ltd., Dana Petroleum E&P Limited, and Tullow Guinea Ltd. dated December 31, 2012(16)

10.18		Parent Company Guarantee between Tullow Oil plc and SCS Corporation Ltd., dated December 31, 2012(16)

10.19		Settlement Deed between Hyperdynamics Corporation, SCS Corporation Ltd., AGR Well Management Ltd, and Jasper Drilling Private Ltd dated May 16, 2014(17)

10.20	†	Employment Agreement, Effective October 1, 2015, between Hyperdynamics Corporation and Paolo Amoruso(18)

10.21	†	Employment Agreement, Effective October 1, 2015, between Hyperdynamics Corporation and David Wesson(18)

10.22		Transition and Consulting Agreement, effective as of June 30, 2016, between Hyperdynamics Corporation and Paolo Amoruso(19)

10.23		Transition and Consulting Agreement, effective as of June 30, 2016, between Hyperdynamics Corporation and David Wesson(19)

10.24		Settlement and Release Agreement, dated as of August 15, 2016, by and among SCS Corporation Ltd., Tullow Guinea Ltd. and Dana Petroleum (E&P) Limited(19)

10.25		Presidential Decree of the Republic of Guinea, dated as of September 21, 2016 (Original French version)(8)

10.26		Presidential Decree of the Republic of Guinea, dated as of September 21, 2016 (English Translation)(8)

10.27		Drilling Services Contract, dated as of November 28, 2016, by and between Pacific Drilling Operations Limited, a wholly owned subsidiary of Pacific Drilling S.A., and SCS Corporation Ltd.(20)

10.28		Letter of Award, signed as of December 28, 2016, by and between Schlumberger Oilfield Eastern Limited and SCS Corporation Ltd.(20)

10.29		Master Service Agreement, signed as of December 28, 2016, by and between Schlumberger Oilfield Eastern Limited and SCS Corporation Ltd.(20)

10.30		Settlement Agreement, dated as of December 31, 2016, by and among Hyperdynamics Corporation and Iroquois Master Fund Ltd., et al.(20)

10.31

Notification Letter, dated as of January 24, 2017, from Mr. Diakaria Koulibaly, General Director of the National Petroleum Office of the Republic of Guinea, to SCS Corporation Ltd. (Original French language)(20)

10.32		Notification Letter, dated as of January 24, 2017, from Mr. Diakaria Koulibaly, General Director of the National Petroleum Office of the Republic of Guinea, to SCS Corporation Ltd. (English language translation)(20)

10.33		Tri Party Protocol between SCS Corporation Ltd, SAPETRO and the Government of Guinea dated March 10, 2017. (English)(21)

10.34		Tri Party Protocol between SCS Corporation Ltd, SAPETRO and the Government of Guinea dated March 10, 2017. (French)(21)

10.35		Farmout Agreement, dated March 30, 2017, by and between SCS Corporation Ltd. and South Atlantic Petroleum Ltd. (including form of Joint Operating Agreement)(22)

10.36		Amendment No. 3 to the Hydrocarbon Production Sharing Contract (English translation)(23)

10.37		Amendment No. 3 to the Hydrocarbon Production Sharing Contract (Original French version)(23)

10.38		Presidential Decree (English Translation)(23)

10.39		Presidential Decree (Original French version)(23)

10.40		Form of Subscription Agreement for the March-April, 2017, Private Placement Offering of Series A Convertible Preferred Stock(2)

10.41		Form of Amendment No. 1 to Subscription Agreement for the March-April, 2017, Private Placement Offering of Series A Convertible Preferred Stock(24)

10.42		Form of Registration Rights Agreement for the March-April, 2017, Private Placement Offering of Series A Convertible Preferred Stock(2)

10.43	*	Farmor’s Financing Side Letter between SCS Corporation Limited and South Atlantic Petroleum Ltd. Dated April 12, 2017.

31.1	*

Certification of Principal Executive Officer of Hyperdynamics Corporation required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*

Certification of Principal Financial Officer of Hyperdynamics Corporation required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*

Certification of Principal Executive Officer of Hyperdynamics Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

32.2	*

Certification of Principal Financial Officer of Hyperdynamics Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

101.INS	*	XBRL Instance Document

101.SCH	*	XBRL Taxonomy Extension Schema Document

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	*	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith. † Management contract or compensatory plan or arrangement

(1)	Incorporated by reference to corresponding Exhibit to Form 10-Q filed on March 3, 2017

(2)	Incorporated by reference to corresponding Exhibit to Form 8-K filed on March 23, 2017

(3)	Incorporated by reference to corresponding Exhibit to Form 8-K filed December 28, 2011

(4)	Incorporated by reference to corresponding Exhibit to Form S-1 filed January 12, 2006, as amended

(5)	Incorporated by reference to corresponding Exhibit to Form 8-K filed on February 1, 2012

(6)	Incorporated by reference to corresponding Exhibit to Form 8-K filed September 28, 2006

(7)	Incorporated by reference to corresponding Exhibit to Form 8-K filed March 31, 2010

(8)	Incorporated by reference to corresponding Exhibit to Form 8-K filed September 22, 2016

(9)	Incorporated by reference to corresponding Exhibit to Form 8-K filed December 7, 2009

(10)	Incorporated by reference to corresponding Exhibit to Form 8-K dated January 29, 2010

(11)	Incorporated by reference to corresponding Exhibit to Form 10-Q filed on February 11, 2016

(12)	Incorporated by reference to corresponding Exhibit to Form S-8 filed June 14, 2010

(13)	Incorporated by reference to corresponding Exhibit to Form 8-K filed December 6, 2010

(14)	Incorporated by reference to corresponding Exhibit to Form 8-K filed on September 23, 2011

(15)	Incorporated by reference to corresponding Exhibit to Form 8-K filed November 21, 2012

(16)	Incorporated by reference to corresponding Exhibit to Form 8-K filed January 7, 2013

(17)	Incorporated by reference to corresponding Exhibit to Form 10-K filed September 12, 2014

(18)	Incorporated by reference to corresponding Exhibit to Form 8-K filed October 7, 2015

(19)	Incorporated by reference to corresponding Exhibit to Form 8-K filed July 6, 2016

(20)	Incorporated by reference to corresponding Exhibit to Form 10-Q filed March 3, 2017

(21)	Incorporated by reference to corresponding Exhibit to Form 8-K filed March 13, 2017

(22)	Incorporated by reference to corresponding Exhibit to Form 8-K filed April 6, 2017

(23)	Incorporated by reference to corresponding Exhibit to Form 8-K filed April 27, 2017

(24)	Incorporated by reference to corresponding Exhibit to Form 8-K filed April 3, 2017

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Hyperdynamics Corporation
(Registrant)

By:	/s/ Raymond C. Leonard
Raymond C. Leonard
President, Chief Executive Officer, and Principal Executive Officer

Dated: May 23, 2017

By:	/s/ Sergey Alekseev
Sergey Alekseev
Senior Vice President and Chief Financial Officer

Dated: May 23, 2017

Exhibit Index

Exhibit Number	Description

10.43**	Farmor’s Financing Side Letter between SCS Corporation Limited and South Atlantic Petroleum Ltd. Dated April 12, 2017.

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