Form 10-K
period 2017-06-30
HYPERDYNAMICS CORP
filed 2017-11-15
CIK 937136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2017

or

☐TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to section 12(g) of the Act:

Common Stock, $0.001 par value per share

(Title of class)

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

As of December 31, 2016, the last business day of the most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $40,793,217 based on the closing sale price as reported on the OTCQX on that date.  For purposes of this computation, all executive officers, directors, and persons known to the registrant to be beneficial owners of 10% or more of the registrant’s Common Stock were deemed to be affiliates. Such determination should not be deemed an admission that such directors, officers, or 10% beneficial owners are, in fact, affiliates of the registrant.

We had 35,572,445 shares of common stock outstanding on November 15, 2017.

DOCUMENTS INCORPORATED BY REFERENCE

None

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

This Report contains express or implied forward-looking statements (including, without limitation, in the sections captioned "Business," "Risk Factors," and "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere) that are based on our management's belief and assumptions and on information currently available to our management. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements relate to future events or our future operational or financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as "may," "should," "could," "expects," "intends," "plans," "anticipates," "future," "believes," "estimates," "predicts," "pro-forma," "potential," "attempt," "develop," "continue" or the negative of these terms or other comparable terminology. Forward-looking statements in this Report may include, without limitation, statements regarding (i) the plans and objectives of management for future operations, including plans or objectives relating to the development of our Concession, (ii) a projection of income (including income/loss), earnings (including earnings/loss) per share, capital expenditures, dividends, capital structure or other financial items, (iii) our future financial performance, including any such statement contained in a discussion and analysis of financial condition by management or in the results of operations included pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"), (iv) statements regarding our application to the government of Guinea for a two-year appraisal period for our offshore concession; (v) statements about the completion of the $6,000,000 investment by CLNG Limited (Hong Kong) (“CLNG”); and (vi) the assumptions underlying or relating to any statement described in points (i) through (v) above.

These statements are only predictions. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect results. These factors include, without limitation, our ability to raise additional funding as required to execute our exploration and development program, our dependence on a single exploration asset, our lack of proved reserves, our lack of operating revenue, dependence on joint development partners, the high operating risks of developing oil and gas resources, weather conditions and natural disasters, political conditions in the regions in which we operate or propose to operate, fluctuations in prices of oil and natural gas, the threat of terrorism, and general economic conditions. You should read this Report, along with the documents that we reference herein and have filed as exhibits hereto, completely and with the understanding that our actual future results may be materially different from any future results expressed or implied by these forward-looking statements. The forward-looking statements in this Report represent our views as of the date of this Report. We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should therefore not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Report.

Investors should carefully review the disclosures detailed under "Risk Factors" below and the other information, including our financial statements and notes thereto, set forth in this Report.

PART I

Item 1.   Business

Overview

We are an independent oil and gas exploration company and have been the Operator of a concession to explore 5,000 square kilometers of acreage in offshore Republic of Guinea ("Guinea") in Northwest Africa pursuant to rights granted to us by Guinea (the "Concession") under a Hydrocarbon Production Sharing Contract, as amended ("PSC"). The PSC granted to us the right to explore for hydrocarbons on the Concession and, if commercial discoveries are made, submit for the approval of the authorities of Guinea a development plan aimed at producing discovered hydrocarbons over a period of 25 years.  We applied for and received a one-year extension to the Exploration Period of the PSC beginning on September 22, 2016.  The one-year extension to the Exploration Period expired on September 21, 2017, and our 50% partner, South Atlantic Petroleum Ltd. (“SAPETRO”)  elected not to apply for an appraisal period and officially withdrew from the Joint Operating Agreement and the PSC.  However, on the basis of a five-meter calculated hydrocarbon pay zone encountered in the Fatala-1 well, we applied for a two-year appraisal period on a 100% basis on September 19, 2017 and we are awaiting the decision of the Government of Guinea on our appraisal application. There can be no assurance that such application will be approved, or if it is, that it will be on terms acceptable to us.

The following discussion generally assumes that an appraisal period on the Concession is granted by the government of Guinea on acceptable terms.  If this does not occur, the PSC will have terminated by its terms on September 21, 2017, and we will not have any exploration asset nor any prospect of revenues or cash flows to cover current obligations and ongoing operating expenses.  On November 14, 2017, we had $0.7 million in unrestricted cash and $9.9 million in current liabilities.  Absent cash inflows, we will exhaust our current available liquidity within the next three months.

We sold a 23% gross interest in the Concession to Dana Petroleum, PLC (“Dana”), a subsidiary of the Korean National Oil Corporation, during the fourth quarter of fiscal 2010 and a 40% gross interest to Tullow Guinea Ltd. (“Tullow”) during the second quarter of fiscal 2013. Tullow became the Operator of the Concession on April 1, 2013. Dana and Tullow transferred their interest back to us on August 15, 2016 following a dispute stemming from their refusal to resume petroleum operations. As part of the legal settlement with Tullow, we received long-lead items useful in the drilling of an exploratory well, and $0.7 million in cash, in return for a mutual release of all claims. We also agreed to pay Dana a success fee which is based upon $50,000 per million barrels upon declaration of the certified commercial reserves of the Fatala-1 well, if it results in a discovery. On September 15, 2016, we signed a Second Amendment to the PSC with the Government of Guinea granting us 100% interest in the Concession and designating us as Operator and received a Presidential Decree on September 22, 2016. On March 30, 2017, we sold a 50% interest in the Concession to SAPETRO and executed a Third Amendment to the PSC with the Government of Guinea on April 12, 2017. We received a Presidential Decree on April 21, 2017.  As required by this Presidential Decree, we commenced drilling operations upon the Pacific Scirocco drillship entering Guinean continental shelf waters, and subsequent to that, spudded the Fatala-1 well on August 11, 2017, for which drilling operations were completed on September 8, 2017.

 In addition to clarifying certain elements of the PSC, we agreed in the Second PSC Amendment to drill one exploratory well to a minimum depth of 2,500 meters below the seabed (the “Extension Well”) within a one-year extension to the second exploration period (the “PSC Extension Period”) with the option of drilling additional wells. Upon testing the three objectives in the Fatala well by reaching a depth of 2,229 meters, below the seabed, Guinea agreed that the work obligation had been fulfilled.  We also documented to the National Office of Petroleum of Guinea (“ONAP”), our expenditures on the well, which exceeded the $46 million expenditure obligation during the PSC Extension Period.

 The Farmout Agreement was completed between the SCS and SAPETRO on June 2, 2017. Pursuant to the terms of the Farmout Agreement, SCS assigned and transferred to SAPETRO 50% of its 100% gross participating interest in the PSC and executed a Joint Operating Agreement (“JOA”). Upon closing, SAPETRO (i) reimbursed SCS its proportional share of past costs associated with the preparations for the drilling of the Fatala-1 well which amounted to $4.4 million, and (ii) pay its participating interest's share of future costs in the Concession.

On June 5, 2017, SCS received $4.1 million from SAPETRO in accordance with a Preliminary Closing Statement delivered by SCS, thus completing closing of the Farm-out Agreement and the assignment to SAPETRO of the 50%

participating interest in the PSC, the parties executed the Joint Operating Agreement in the form attached to the Farm-out Agreement, governing the conduct of operations, and Hyperdynamics executed a parent guaranty of SCS's obligations as required by the Farm-out Agreement. On June 12, 2017, we delivered to SAPETRO a Final Adjustment Statement with the final calculation of past costs incurred by SCS in the amount of $0.7 million. After final review done by SAPETRO the Final Adjustment Statement was submitted to SAPETRO, under which SAPETRO paid to SCS $0.3 million.

On July 12, 2017, we obtained a letter from the Director General of the National Office of Petroleum of Guinea stating that in the event of an oil discovery at the end of the drilling of the Fatala-1 well, the government would have no objection to granting an additional period of two years to enable us to carry out the work of appraisal on the Concession.

We spudded the Fatala-1 well in a water depth of 2,897 meters on August 11, 2017 and completed the well at a depth of 5,116 meters below sea level on September 8, 2017. We did not encounter oil in the main zone of the well, but based on subsequent interpretation of the data, we calculated that we encountered a five-meter hydrocarbon pay zone, which we believe is a petroleum discovery that implies the presence of commercially exploitable resources.  The Fatala-1 well was plugged and abandoned.

On September 19, 2017, SAPETRO notified us that it did not wish to participate in the application for the two-year appraisal program and subsequently withdrew from the JOA and the PSC on September 20, 2017.

We applied for an appraisal period on a 100% basis on September 19, 2017, in accordance with  our PSC, which provides that in case there is a petroleum discovery during the Extension Period and there is insufficient time to carry out the appraisal works of said discovery, an appropriate representative of the Government of Guinea has the authority to grant an extension for two additional years.

We are awaiting the decision of the Government of Guinea on our appraisal application.

On October 8, 2017, we  agreed to a settlement of all of SAPETRO’s remaining obligations under the PSC and JOA for a payment to us of $4,924,000.

Our primary focus is the advancement of exploration work in Guinea. We have not received any confirmation that our  application for an appraisal program will be granted and are not certain if it ever will. We have no source of operating revenue, and there is no assurance when we will, if ever. We have no operating cash flows, and we will require substantial additional funds, through participation arrangements (if the appraisal period is granted), securities offerings, or through other means, to fulfill our business plans. If the appraisal period is granted and we farm-out interests in the Concession, our percentage interest will decrease. The terms of any such arrangements may not be advantageous. Our need for additional funding may also be affected by the uncertainties related to petroleum operations and the planned exploratory well, and other risks discussed under "Risk Factors" below.

Our executive offices are located at 12012 Wickchester Lane, Suite 475, Houston, Texas 77079, and our telephone number is +1-713-353-9400.

Stock Purchase Agreement with CLNG

On November 2, 2017, we executed an agreement to issue and sell 40 million shares of our common stock at a price of $0.15 per share (for a total purchase price of $6,000,000) to CLNG or its affiliate (the “Buyer”).  CLNG is a private investment company involved in global energy and mineral projects.  The closing of the sale is subject to (i) the completion of satisfactory due diligence by each party of the other, (ii) waiver by holders of our Series A Convertible Preferred Stock of their right of first refusal, (iii) negotiation of reductions in our outstanding current liabilities satisfactory to CLNG, and (iv) satisfaction of other customary closing conditions.  The form of the stock purchase agreement with CLNG is filed as an Exhibit with this Form 10-K.  If this purchase is completed, CLNG will own approximately 53% of our outstanding common stock.

The Buyer agreed to place the $6,000,000 purchase price in escrow by November 9, 2017, but as of the date of this Report, that has not occurred.  We agreed with the Buyer to delay depositing the funds in escrow until preliminary due diligence is concluded by both parties.

If the transaction closes, CLNG has informed us that it intends, as majority stockholder, to expand the Board of Directors to seven members and to appoint four directors who will form a majority of Hyperdynamics’ board of directors.  The stock purchase agreement provides that Ray Leonard will remain President, Chief Executive Officer and a director of the Company, and Jason Davis will remain Chief Financial Officer, subject to the discretion of the board and resolutions of the stockholders.  There can be no assurance that our due diligence of the Buyer will be acceptable to us, that the Buyer’s due diligence of us will be acceptable to the Buyer, that all holders of our Series A Convertible Preferred Stock will waive their right of first refusal, that we will successfully negotiate reductions in our outstanding current liabilities satisfactory to CLNG, or, even if these conditions are satisfied, that the stock purchase agreement will close.

We have agreed to indemnify the Buyer and its stockholders, partners, members, officers, directors, employees and direct or indirect investors and any of the foregoing persons’ agents or other representatives against all actions, claims, losses, costs and damages, and expenses in connection therewith incurred by any indemnitee as a result of, or arising out of, or relating to (a) any misrepresentation or breach of any representation or warranty made by us in the stock purchase agreement and other agreements entered into by the parties in connection therewith (“Transaction Documents”) or any other certificate or document contemplated thereby, (b) any breach of any covenant, agreement or obligation of the Company contained in the Transaction Documents or any other certificate or document contemplated thereby or (c) any cause of action, suit or claim brought or made against an indemnitee by a third party (including for these purposes a derivative action brought on behalf of the Company) and arising out of or resulting from (i) the execution, delivery, performance or enforcement of the Transaction Documents or any other certificate, instrument or document contemplated hereby or thereby, (ii) any transaction financed or to be financed in whole or in part, directly or indirectly, with the proceeds of the issuance of the shares of common stock to the Buyer, or (iii) the status of the Buyer or holder of the common shares as an investor in the Company.

The Company intends to use the net proceeds of the stock purchase agreement to pay outstanding obligations.

CLNG has had no prior business relationship with the Company and, to the Company's knowledge, does not currently own any of the Company's securities.

See Item 1A, “Risk Factors—We have entered into an agreement to raise $6,000,000 through the sale of 40,000,000 shares of our common stock, but there can be no assurance that this financing will be completed,” —If the stock purchase agreement with CLNG closes, you will experience immediate and substantial dilution of your ownership interest, and our stock price could be negatively impacted,” and “—If the stock purchase agreement with CLNG closes, CLNG or its affiliate will own a majority of our outstanding voting stock and will have effective control of the Company and could preclude other stockholders from influencing significant corporate decisions” for a discussion of certain risks associated with the proposed sale of shares to CLNG or its affiliate.

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

On March 25, 2010, we entered into the First PSC Amendment with Guinea. In May 2010, the government of Guinea issued a Presidential Decree approving the PSC, as amended by the First PSC Amendment. The First PSC Amendment clarified that we retained a Contract Area of approximately 25,000 square kilometers or 30% of the original Contract Area under the PSC. The First PSC Amendment required that an additional 25% of the retained Contract Area be relinquished by September 21, 2013 as part of the renewal of the second exploration period. As of June 30, 2016, the

Contract Area was 18,750 square kilometers. Under the terms of the First PSC Amendment, the first exploration period ended and the second exploration period began on September 21, 2010. The second exploration period ran until September 2013, at which point it was renewed to September 2016.

The First PSC Amendment required the drilling of an exploration well, which had to be commenced by year-end 2011 and drilled to a minimum depth of 2,500 meters below seabed. This requirement was satisfied with the drilling of the Sabu-1 well which was commenced during October of 2011 and reached the minimum depth of 2,500 meters below the seabed in February of 2012. It also required the acquisition of at least 2,000-square kilometers of 3D seismic data which was satisfied by the 3,600-square kilometer seismic acquisition in 2010-2011. To satisfy the September 2013-2016 work requirement, the Consortium is required to commence drilling of an additional exploration well by the end of September 2016, to a minimum depth of 2,500 meters below seabed. We spent approximately $200 million fulfilling work obligations under the PSC through fiscal 2016.

Under the First PSC Amendment, Guinea may participate in development of any discovery at a participating interest of up to 15% of costs being carried for its share. The cost of that carry is to be recovered out of 62.5% of Guinea's share of cost and profit oil.  It also required the establishment of an annual training budget for the benefit of Guinea's oil industry personnel, and obligated the Consortium to pay an annual surface tax of $2.00 per square kilometer on the retained Concession acreage. The First PSC Amendment further provided that should the Guinea government note material differences between provisions of the First PSC Amendment and international standards or the Petroleum Code, the parties will renegotiate the relevant articles.

On September 15, 2016, we executed the Second PSC Amendment in which we received a one (1) year extension to the second exploration period of the PSC to September 21, 2017 and confirmed that we were the holder of a 100% interest in the Concession following the official withdrawal by Tullow and Dana on August 15, 2016. The Second PSC Amendment became effective upon the receipt of a Presidential Decree on September 22, 2016.

We executed a Second Amendment to the PSC ("Second PSC Amendment") on September 15, 2016, and received a Presidential Decree on September 22, 2016 that gave us a one-year extension to the second exploration period of the PSC to September 22, 2017 ("PSC Extension Period") and became the designated Operator of the Concession.

In addition to clarifying certain elements of the PSC, we agreed in the Second PSC Amendment to drill one exploratory well to a minimum depth of 2,500 meters below the seabed within the PSC Extension Period (the "Extension Well") with a projected commencement date of May 2017 and the option of drilling additional wells. Fulfillment of the work obligations exempts us from the expenditure obligations during the PSC Extension Period.

In turn, we retained an area equivalent to approximately 5,000 square kilometers in the Guinea offshore waters and were obliged to provide the Government of Guinea: (1) A parent company guarantee for the well obligation, (2) monthly progress reports and a reconciliation of budget to actual expenditures, (failure to provide the reports and assurances on a timely basis could result in a notice of termination with a 30-day period to cure), and (3) certain guarantees to Guinea.

For the purposes of calculation for this clause (Article 4 of the PSC), however, only costs spent for services and goods provided in Guinea were to be taken into account until the drilling rig to be used in the drilling of the Extension Well is located in the territorial waters of the Republic of Guinea.

Additionally, we agreed to limit the cost recovery pool to that date to our share of expenditures in the PSC since 2009 (estimated to be approximately $165,000,000 net to our interest).  Finally, we agreed to allocate and administer a training budget during the PSC Extension Period for the benefit of the Guinea National Petroleum Office of $250,000 in addition to any unused portion of the training program under Article 10.3 of the PSC. The unused portion of the training program is now estimated to be approximately $221,000.

We also agreed to allocate up to a maximum total budget of $120,000 for the actual travel and operating expenses incurred by Guinea for its participation in the management and administration of the Concession, subject to our review of receipts and limited to reimbursement of actual costs. The unused portion of this budget is now estimated to be $22,000.

Finally, we agreed that we would make available for the benefit of Guinea a virtual data room containing all seismic data in our possession relating to relinquished areas. We would not be agents of or work on behalf of Guinea, but would provide, at the request of Guinea during the PSC Extension Period, access to the virtual data room to interested third parties.

On March 30, 2017, we entered into the Farm-out Agreement with SAPETRO. On April 12, 2017 SCS, SAPETRO and Guinea executed a Third Amendment to the PSC (the "Third PSC Amendment") that was subject to the receipt of a Presidential Decree and the closing of the Farm-out Agreement. The Presidential Decree was signed on April 21, 2017 approving the assignment of 50% of SCS' participating interest in the Guinea concession to SAPETRO, and confirmed the two companies' rights to explore for oil and gas on our 5,000-square-kilometer Concession offshore the Republic of Guinea. The contract required that drilling operations in relation to the obligation well Fatala-1 (the "Extension Well") were to begin no later than May 30, 2017 and provided that additional exploration wells may be drilled within the exploration period at the companies' option.

The Third PSC Amendment further reaffirmed clear title of SAPETRO and SCS to the Concession as well as amended the security instrument requirements under the PSC. SCS and SAPETRO agreed to joint and several liability to the Government of Guinea in respect to the PSC.

SAPETRO and SCS further agreed that if SCS were unable to pay its share of any Fatala-1 well costs, SAPETRO could elect to pay for a portion of SCS's Fatala-1 well costs such amount so long as SCS is not in default of either the PSC or the Farmout Agreement. In case SAPETRO had made such payments for a share of SCS's costs of, SCS would have been obligated to assign to SAPETRO a 2% participating interest in the Concession for each $1 million of SCS's costs paid by SAPETRO.

On May 21, 2017, drilling operations commenced upon the Pacific Scirocco drillship entering Guinean continental shelf waters.

The Farmout Agreement was completed between the SCS and SAPETRO on June 2, 2017. Pursuant to the terms of the Farmout Agreement, SCS assigned and transferred to SAPETRO 50% of its 100% gross participating interest in the PSC and executed a Joint Operating Agreement. Upon closing, SAPETRO (i) reimbursed SCS its proportional share of past costs associated with the preparations for the drilling of the Fatala-1 well which amounted to $4.4 million, and (ii) agreed to pay its participating interest's share of future costs in the Concession.

On June 5, 2017, SCS received $4.1 million from SAPETRO in accordance with a Preliminary Closing Statement delivered by SCS, thus completing closing of the Farm-out Agreement and the assignment to SAPETRO of the 50% participating interest in the PSC, the parties executed a Joint Operating Agreement governing the conduct of operations, and Hyperdynamics executed a parent guaranty of SCS's obligations as required by the Farm-out Agreement. On June 12, 2017, we delivered to SAPETRO a Final Adjustment Statement with the final calculation of past costs incurred by SCS in the amount of $0.7 million. After final review done by SAPETRO the Final Adjustment Statement was submitted to SAPETRO, under which SAPETRO paid to SCS $0.3 million.

On July 12, 2017, we obtained a letter from the Director General of the National Office of Petroleum of Guinea stating that in the event of an oil discovery at the end of the drilling of the Fatala-1 well, the government would have no objection to granting an additional period of two years to enable us to carry out the work of appraisal on the Concession.

On August 11, 2017, the actual drilling of the Fatala well commenced.  The well was completed on September 8, 2017, at a depth of 5,116 meters below sea level.  No oil shows were encountered during the drilling and the prime objective was apparently filled with silt and clay rather than reservoir quality sand and the Fatala-1 well was plugged and abandoned.

However, following detailed evaluation of the well results regarding the oil saturation calculation — plus our internal review and the log analysis conducted by eSeis, an independent geophysical and petrophysical consultant — ,  we have identified a section in our secondary objective, an upper Cenomanian channel (Cenomanian 03) located above the primary target formation that contained a five-meter interval with 17% porosity and 61% hydrocarbon saturation, which we believe is a petroleum discovery that implies the presence of commercially exploitable resources.  On the basis of this discovery, on September 19, 2017, we applied to the government of Guinea for a two-year appraisal program of the Concession pursuant to Article 3.7 of our PSC on a 100% basis following SAPETRO’s vote by notice not to participate in the appraisal application.  SAPETRO formally exited from the  JOA and the PSC on September 20, 2017.

We are awaiting the decision of the Government of Guinea on our appraisal application. There can be no assurance that such application will be approved, or if it is, that it will be on terms acceptable to us. If the Government of Guinea does not approve our appraisal period application, the PSC will have terminated by its terms on September 21, 2017.

Settlement of Claims with Tullow and Dana

On August 15, 2016, we entered into a Settlement and Release Agreement (“Settlement and Release”) with Tullow and Dana with respect to our dispute in arbitration (American Arbitration Association, Case No: 01-16-0000-0679, styled SCS Corporation Ltd v. Tullow Guinea Ltd. and Dana Petroleum (E&P) Ltd.). Under the Settlement and Release, we released all claims against Tullow and Dana and (i) issued to the Government of Guinea a notice of withdrawal from the Concession and PSC effective immediately, (ii) Tullow and Dana transferred their interest in the long lead items previously purchased by the Consortium in preparation for the drilling of the Fatala well, and agreed to pay net cash of $686,570 to us. We also agreed to pay Dana a success fee which was based upon $50,000 per million barrels upon declaration of the certified commercial reserves of the Fatala-1 well, if it resulted in a commercial discovery. We recorded the long lead items and a gain once they had been inspected and appropriately valued.

Exploration Strategies and Work to Date

Our business plan incorporates a multi-channel approach to exploring and developing our Contract Area under the PSC.  We plan to continue to develop and evaluate drilling targets and complete technical work.

From the inception of our involvement in Guinea beginning in 2002 through June 2009, we accomplished exploration work, including:

•	a 1,000 kilometer 2D seismic data shoot, the processing of the seismic data acquired, and the evaluation of that data and data that had been acquired in the past;

•	a 4,000 kilometer 2D seismic data shoot, the processing of the seismic data acquired, and the evaluation of that data and data that had been acquired in the past;

•	acquisition and geochemical analysis of core samples from the Contract Area and a satellite seeps study;

•	third party interpretation and analysis of our seismic data, performed by PGS;

•	reconnaissance within Guinea to evaluate drilling infrastructure, support services, and the operating environment;

•	a 2,800 kilometer 2D seismic data shoot, the processing of the seismic data acquired, and the evaluation of that data and data that had been acquired in the past;

Since July 2009, we have accomplished critical exploration work, including:

•	an oil seep study performed by TDI Brooks;

•	a 10,400 kilometer 2D seismic data shoot, the processing of the seismic data acquired, and the evaluation of that data;

•	a 3,635 square kilometer 3D seismic data shoot covering the shallower-water portion of the deep water area, and the processing of the seismic data acquired, and the evaluation of that data;

•	completion of the drilling of the Sabu-1, an non-commercial exploratory well, to a depth of 3,601 meters below sea level, and evaluation of associated core and fluid samples;

•	a 4,080 square kilometer 3D seismic data shoot primarily covering the deeper water area, and the pre-stack depth migration processing and evaluation of the seismic data acquired;

•	commissioned eSeis, Inc., to do further specialized processing of our 3D seismic data covering the Survey C deepwater fan play in order to estimate fluid and rock properties; and

•

the Fatala-1 exploration well was spudded on August 11, 2017 and completed on September 8, 2017 to a depth of 5,116  meters below sea level.  The well did not encounter hydrocarbons in the main zone but encountered a zone of 5-meters of calculated hydrocarbon pay in the secondary objective.

If our appraisal program application on the block is approved, we will need to raise further capital to develop and implement the appraisal program. We may raise capital through issuing equity and/or debt securities and/or farming out a portion of our participating interest in the Concession in exchange for cash and/or carry to finance project costs in respect of the retained participating interest in the Concession. There can be no assurance that such funding will be available in the amounts and at the times required.

Subject to our ability to raise capital, we believe that we have necessary staff and knowledge to continue being project operator through the appraisal period. However, we would likely seek a large oil & gas company to farm into the Concession to become an operator for the development phase of the project. To achieve this, we may seek to dispose of a portion of our participating interest in the Concession to such operator for consideration to be determined. No assurance can be given that any of these actions can be completed.

DESCRIPTION OF OIL AND GAS PROPERTIES

The Contract Area is located in the Transform Margin play, offshore Guinea. Following the relinquishment of approximately 77% of the remaining Contract Area as required by the Second PSC Amendment, we had the exclusive exploration and production rights, along with our then partner SAPETRO, to explore and develop approximately 5,000 square kilometers in offshore Guinea under the Concession and received a one-year extension of the PSC to September 21, 2017. The extension period is not renewable except in the case of a discovery, in which case, if an appraisal program is approved, we will have up to two additional years to allow the completion of the appraisal of any discovery made. Following a discovery on the Fatala-1 well, we have submitted an application to be granted a two-year appraisal period for the block, although the marginal nature of the discovery means that it is by no means certain that the Government of Guinea will accept our appraisal program proposal.   We are currently awaiting the decision of the Government of Guinea on our appraisal application.

An exploration well with a minimum depth of 2,500 meters below the seabed and a minimum cost of $46,000,000 was required to be drilled by September 21, 2017 to satisfy the work requirement during the PSC Extension Period. Under the terms of a Third PSC Amendment, we agreed to provide a satisfactory Security instrument in the amount of $5 million within 30 days of the receipt of the April 21, 2017 Presidential Decree, which was released at such time that the drilling rig used in the drilling of the extension well was located in the shelf waters of the Republic of Guinea, including its territorial waters. We also agreed that drilling operations for the Fatala-1 well must commence no later than May 30, 2017. The Pacific Sirocco entered territorial waters of the Republic of Guinea and began drilling operations on May 21, 2017.

Our prospects are in an underexplored basin among multiple highly prospective trends with Turbidite fans and 4-way closures. Two wells have been drilled in the Contract Area: the GU-2B-1 well (1977) and the Sabu-1 well (2012). The GU-2B-1 well was drilled by another company reaching a total depth of 3,253 meters below seabed. Drilling of the Sabu-1 well by us was finished in February 2012 reaching a total depth of 2,891 meters below seabed.

The GU-2B-1 well drilled in 1977 demonstrated good Upper Cretaceous shelf reservoirs and source rock. The oil seep and oil slick evaluation done by us in 2009 indicated a working petroleum system with mature Upper Cretaceous marine source. Well data from the Sabu-1 well also confirmed to us the presence of a working petroleum system. Hydrocarbons in fluid inclusions in the rock drilled in the well demonstrate that the well was part of an oil-migration pathway, and oil and gas shows during drilling of the well indicate the presence of hydrocarbons in the upper Cretaceous section. Our well-log interpretations indicated residual oil (non-commercial oil saturations) in a 400-meter section of the Upper Cretaceous. The fluid sampling of Upper Cretaceous intervals did not find movable oil. We believe the Sabu-1 well was not a commercial success because of the lack of a reservoir seal such as marine shales or reservoir-seal pairs needed for a commercial accumulation.

We acquired approximately 18,200 kilometers of 2D seismic and 7,635 square kilometers of 3D seismic (with 4,000 square kilometers acquired during fiscal 2012 in the deep-water portion of the Concession) to evaluate the Concession. The most recent 3D seismic (Survey C) shows thick wedges of sediment that may contain deep water sandstone reservoirs with marine shale seals that may trap significant oil accumulations, similar to recent discoveries by others on trend. We believe the Sabu-1 well results, demonstrating good reservoir and a working petroleum system, reduced the risks associated with the deeper water exploration program and support the possibility of a continuation into Guinea of the oil-prone play along the Equatorial Atlantic margin.

The Fatala-1 well encountered the main objective, a Cenomanian Channel, however, it was filled with silt and clay rather than reservoir potential sand and also had no hydrocarbon shows.  However, the secondary objective, an upper Cenomanian channel, was penetrated at its edge and encountered five meters of good quality reservoir (17% porosity) with calculated hydrocarbon saturation of 61%.  The well result will be integrated with the seismic data to determine the commercial potential of this zone.

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

Employees and Independent Contractors

As of the date of this report, we have 16 employees, all of whom are based in the United States. We also use independent contractors from time to time for specific projects and functions.  No employees are represented by a union.

Competition

We are an independent oil and gas company that, if the government approves our application for a two-year appraisal period, will have the exclusive exploration and production rights to explore and develop our appraisal area offshore Guinea. We are the only operator that has conducted exploration for oil and gas in the entire offshore Guinea area since 1977. We face competition from other companies looking to evaluate the Concession for prospectivity and will likely in the future face competition regarding the sale of hydrocarbons if oil is found and produced.

Productive Wells and Acreage; Undeveloped Acreage

We do not have any productive oil or gas wells, and we do not have any developed acres (i.e. acres spaced or assignable to productive wells). Undeveloped Acreage is owned through our Concession in offshore Guinea, a description of and the terms of which are described above under “Operations Offshore Guinea – The PSC.” The following table sets forth the undeveloped acreage that we held as of June 30, 2017:

	Undeveloped Acreage (1)(2)(3)
	Gross Acres	Net Acres
Foreign
Offshore Guinea	1,235,840	617,920
Total	1,235,840	617,920

The PSC Extension Period expired on September 21, 2017.  However, we have applied for a two-year appraisal period on a 100% basis on September 19,  2017 and are awaiting a response to our application.

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

(2)	One square mile equals 640 acres. The Contract Area in the Concession is approximately 5,000 square kilometers, or 1,931 square miles.

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

We spudded the Fatala-1 well in a water depth of 2,897 meters on August 11, 2017 and the well was completed on September 8, 2017 at a depth of 5,116 meters below sea level.

Geographical Information

The following table sets out long-lived assets associated with Guinea, including our investment in the Concession offshore Guinea as well as fixed assets:

	June 30, 2017	June 30, 2016
Long-lived assets related to Guinea	$—	$—

The seismic data we collected prior to Tullow becoming Operator and our geological and geophysical work product are maintained in our offices in the United States. As of June 30, 2017 and 2016, based on our impairment assessment, we fully impaired $13.3 million and $14.3 million of unproved oil and gas properties. In fiscal year 2017, we impaired unproven oil and gas properties due to uncertainties surrounding the ability of the Company to continue operations and following the determination of non-commerciality of the Fatala-1 well ultimately fully impaired unproven oil and gas properties.  The fiscal year 2016 impairment assessment was based on the continued impasse by our members of the Consortium to resume petroleum operations and drill the next exploration obligation well, which needed to be commenced by the end of September 2016, and our inability to get interim injunctive relief from the American Arbitration Association requiring Tullow and Dana to join with SCS in the negotiation of an acceptable amendment to the PSC and to agree to a process that would result in the execution of the amendment which we hoped would have led to the resumption of petroleum operations. At the time, we believed all legal measures to require Tullow and Dana to drill the planned exploration well were exhausted. We entered in a Settlement and Release agreement with Tullow and Dana on August 15,

2016, and signed the Second PSC Amendment with Guinea on September 15, 2016, granting us a one-year extension to the PSC to September 22, 2017. We also executed a Farm-out Agreement with SAPETRO and a Third PSC Amendment with the Republic of Guinea.

Cost of Compliance with Environmental Laws

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

Available Information

We are currently subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  We file periodic reports, proxy materials and other information with the SEC.  In addition, we expect to furnish stockholders with annual reports containing audited financial statements certified by our independent registered public accounting firm and interim reports containing unaudited financial information as may be necessary or desirable.  We will provide without charge to each person who receives a copy of this report, upon written or oral request, a copy of any information that is incorporated by reference in this report (not including exhibits to the information that is incorporated by reference unless the exhibits are themselves specifically incorporated by reference).  Such request should be directed to: Jason Davis, Hyperdynamics Corporation, 12012 Wickchester Lane, Suite 475, Houston, Texas 77079, voice: (713) 353-9400, fax: (713) 353-9421. Our website Internet address is www.hyperdynamics.com.

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

Item 1A.  Risk Factors

An investment in shares of our securities is highly speculative and involves a high degree of risk. We face a variety of risks that may affect our operations or financial results and many of those risks are driven by factors that we cannot control or predict. Before investing in our securities, you should carefully consider the following risks, together with the financial and other information contained in this Report. Our business, prospects, financial condition and results of operations could be materially adversely affected as a result of any of these risks. In that case, the trading price of our common stock would likely decline and you may lose all or a part of your investment. Only those investors who can bear the risk of loss of their entire investment should invest in our securities.

Risks Relating to Our Business and the Industry in Which We Operate.

Our business is dependent on a single exploration asset; if the proposed appraisal program is not approved, we will not have any exploration assets.

The Concession is our single exploration asset. We have been conducting exploration work related to offshore Guinea since 2002, including significant seismic data surveys, processing, evaluations and studies, but we have no reserves and there is no assurance that our exploration work will result in any discoveries or in any commercial success.

After the completion of the Fatala-1 well, we applied for a two-year appraisal period  on the basis of the marginal discovery of five meters of calculated hydrocarbon pay in the well.  Our 50% partner, SAPETRO, decided not to join us in the application and exited the JOA and PSC, so it was made on a 100% basis.  There is no assurance that the Government of Guinea will approve the application at all or on acceptable terms. If the Government of Guinea does not approve the appraisal period on acceptable terms, our PSC will have expired by its terms and we will not have any exploration assets nor any prospect of revenues or cash flows to cover current obligations or ongoing operating expenses.

The Concession, permits and contracts which rely on the Concession may be changed, thus adversely affecting our ability to continue the operations. In addition, the PSC has financial and other administrative obligations that need to be performed in order to maintain compliance with the PSC. Failure to comply could subject us to risk of losing the Concession. In addition, oil and natural gas operations in Africa may be subject to higher political, health and security risks than operations in other areas of the world. Any adverse development affecting our operations such as, but not limited to, the drilling and operational hazards described below, could result in damage to, or destruction of, any wells and producing facilities constructed on the Concession as well as damage to life. As the Concession is our only exploration asset, any adverse development affecting it could have a material adverse effect on our financial position and results of operations.

We have entered into an agreement to raise $6,000,000 through the sale of 40,000,000 shares of our common stock, but there can be no assurance that this financing will be completed.

On November 2, 2017, we executed an agreement to issue and sell 40 million shares of our common stock at a price of $0.15 per share (for a total purchase price of $6,000,000) to CLNG or its affiliate.  The closing of the sale is subject to substantial conditions, including (i) the completion of satisfactory due diligence by each party of the other, (ii) waiver by holders of our Series A Convertible Preferred Stock of their right of first refusal, (iii) negotiation of reductions in our outstanding current liabilities satisfactory to CLNG, and (iv) satisfaction of other customary closing conditions.  If this purchase is completed, CLNG will own approximately 53% of our outstanding common stock.  There can be no assurance that our due diligence of CLNG will be acceptable to us, that CLNG’s due diligence of us will be acceptable to CLNG, that all holders of our Series A Convertible Preferred Stock will waive their right of first refusal, that we will successfully negotiate reductions in our outstanding current liabilities satisfactory to CLNG, or, even if these conditions are satisfied, that the stock purchase agreement will close.

The net proceeds of this stock sale, if it occurs, may not be sufficient to pay all of our outstanding liabilities and will not be sufficient to cover current operating expenses or, if the two-year appraisal period in Guinea for which we have applied is granted, to be able to fund operations for the appraisal program.  See the following Risk Factor for additional information.

We require additional financing to meet our general and administrative obligations and in order to fulfill our PSC commitments during an appraisal program. We are currently not in a position to predict when, if ever, we will be able to meet those obligations.

The Concession offshore Guinea is our principal asset and we do not have the funds necessary to fulfill the proposed appraisal program under the PSC.  On November 14, 2017, we had $0.7 million in unrestricted cash and $9.9 million in current liabilities.  In the absence of operating cash flows, in order to meet our current obligations as they become due over the next quarter and 12 months and, if the two-year appraisal period for which we have applied is granted, to be able to continue with our operations, we intend to rely exclusively on issuing equity or debt securities or, alternatively, divestiture of additional participating interests in the Concession. There is no assurance that we will be successful in raising the funds or acquiring the partners in the time needed to execute the program required in the PSC.  If the two-year appraisal period is not granted by the Guinea government, the PSC will have expired by its terms and it is unlikely that we will be able to raise additional funds, unless the investment by CLNG closes.

The absence of cash inflows into our company raises substantial doubts about our ability to continue as a going concern as reflected in the opinion of the auditors of our financial statements. If we are not successful in carrying out our fund-raising plans, we will not be able to continue operations.

Our financial statements have been prepared assuming that we will continue as a going concern. As noted in Note 1 to our financial statements for the fiscal year ended June 30, 2017, the absence of cash inflows raises substantial doubt about our ability to continue as a going concern. Our auditors have noted this concern in their opinion on our audited financial statements for the fiscal year ended June 30, 2017. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our plans to address this problem are discussed in Note 1. There can be no assurance that we will be successful in carrying out our plans to obtain additional cash resources. If we are unable to obtain additional cash resources, we will not be able to continue operations.

We have no proved reserves and our exploration program may not yield oil in commercial quantities or quality, or at all.

We have no proved reserves. To date, we have drilled two exploratory wells which had non-commercial results. We have identified prospects and leads based on seismic and geological information that we believe indicate the potential presence of hydrocarbons. However, we operate in a virgin basin without any commercial hydrocarbon discoveries and the areas to be drilled may not yield oil in commercial quantities or quality, or at all. Even when properly used and interpreted, 2-dimensional ("2D") and 3-dimensional ("3D") seismic data and visualization techniques are only tools used to assist geoscientists in identifying subsurface structures and hydrocarbon indicators and do not enable the interpreter to know whether hydrocarbons are, in fact, present in those structures. Accordingly, we do not know if any of our prospects will contain oil in sufficient quantities or quality, or at all, to allow us to recover drilling and completion costs or to be economically viable. Even if oil is found in commercial quantities, construction costs of oil pipelines or floating production systems, as applicable, and transportation costs may prevent such leads from being economically viable. If these exploration efforts do not prove to be successful, our business, financial condition and results of operations will be materially adversely affected.

Efforts to attract commercial partners may not be successful and may not be on terms advantageous to us.

We have no source of operating revenue and will need to obtain additional resources through sales of additional participating interests in the Concession, equity or debt financings, or through other means. If we seek to sell additional participating interests in the Concession, we may not be successful in attracting commercial partners. In addition, if we enter into an arrangement, the terms of such arrangement may not be advantageous to us. Any such arrangement will likely involve a further transfer of a participating interest in the Concession, which could reduce the potential profitability of our interest in the Concession.

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

We currently have no source of operating revenue. Our financial condition is based solely on our ability to sell equity or debt securities to investors, enter into an additional joint operating agreement or similar strategic relationship with an industry partner, sell interests related to the Concession or borrow funds. We expect that entering into these joint operating or similar relationships would entail transferring a portion of our interest in the Concession to such partner. Such investors would consider the price of oil and gas in making an investment decision. Prolonged periods of low oil and gas prices could adversely affect our financial condition, liquidity, ability to obtain financing, and operating results. Low oil and gas prices in the future will likely also reduce the amount of oil and gas that we could produce economically and could have a negative effect on our future financial results. Historically, oil and gas prices and markets have been volatile and they are likely to continue to be volatile, with prices fluctuating widely in response to relatively minor changes in supply and demand, market uncertainty and a variety of additional factors that are beyond our control. These factors include:

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

The terms of the PSC may become subject to renegotiation under certain circumstances, which may have an adverse impact upon our operations and profitability.

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

Additional capital could be obtained from a combination of funding sources.  The current potential funding sources and the potential adverse effects attributable thereto, include:

•

if the two-year appraisal period for which we have applied is granted, sales or assignments of interests in the Concession and exploration program, which would reduce any future revenues from that program while at the same time offsetting potential expenditures;

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

Claims and lawsuits against us may result in adverse outcomes.

While there are currently no pending legal proceedings to which we are a party (or that are, to our knowledge, contemplated by governmental authorities) that we believe will have individually or in the aggregate, a material adverse effect on our business, financial condition or operating results, from time to time we may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business or otherwise. Litigation is subject to inherent uncertainties, and an adverse result in any such matters could occur that could harm our business, financial condition or results of operations, including significant monetary damages or limitations on our ability to engage in our business activities. Although we have director and officer insurance, in case such claims arise it may not apply to or fully cover any liabilities we may incur as a result of these lawsuits.

Drilling wells is speculative and potentially hazardous. Actual costs may be more than our estimates, and may not result in any discoveries. The cost of our recently drilled exploratory well was significantly higher than expected.

Although we would intend to contract what we believe to be a high quality modern drillship rig and reliable contractors for a significant portion of any future drilling technological services, exploring for and developing hydrocarbon reserves involves a high degree of operational and financial risk, which precludes definitive statements as to the time required and costs involved in reaching certain objectives. The budgeted costs of drilling, completing, and operating wells are often exceeded, especially in the ultra-deep offshore. The cost of our prior exploratory well, the Sabu-1, was higher than we initially expected, primarily due to numerous delays and issues related to mechanical and operational matters on the rig, logistical delays resulting from limited port facilities in Guinea, and an expanded well logging program. In addition, oil was not discovered in commercial quantities. Although the Fatala-1 well was completed within budget, it also did not encounter hydrocarbons in commercial quantities.  Unexpected delays and increases in costs associated with any future wells could adversely affect our results of operation, financial position, liquidity and business plans.

Drilling may be unsuccessful for many reasons, including geological conditions, weather, cost overruns, equipment shortages and mechanical difficulties. Exploratory wells bear a much greater risk of loss than development wells. The successful drilling of an oil well may not be indicative of the potential for the development of a commercially viable field and will not necessarily result in a profit on investment. A variety of factors, both geological and market-related, could cause a well to become uneconomic or only marginally economic.

These factors include a variety of operating risks, such as:

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

The site for the Fatala-1 exploratory well we completed is in the ultra-deep water. Even though this well was drilled safely and on budget, the following risks apply to any future ultra-deep water drilling:  Deep-water drilling generally requires more time and more advanced drilling technologies than exploration in shallower waters, involving a higher risk of equipment failure and higher drilling costs. In addition, even if there is a discovery, taking it to production presents risks that we may not be currently aware of. If we participate in the development of new subsea infrastructure and use floating production systems to transport oil from producing wells, these operations may require substantial time for installation or encounter mechanical difficulties and equipment failures that could result in significant liabilities, cost overruns, or delays. Furthermore, deep-water operations generally, and operations in West Africa in particular, lack the physical oilfield service infrastructure that is often present in other regions. As a result, a significant amount of time may elapse between a deep-water discovery and the marketing of the associated oil and natural gas, thus increasing both the financial and operational risks involved with these operations. Because of the lack and high cost of this infrastructure, further discoveries we may make in Guinea may never be economically producible.

The cost of drilling rigs, equipment, supplies, personnel and oilfield services, as well as gathering systems and processing facilities, and our dependence on industry contractors generally, could adversely impact us.

We are dependent on industry contractors for the success of our oil and gas exploration projects. In particular, our drilling activity offshore Guinea will require that we have access to offshore drilling rigs and contracts with experienced operators of such rigs. The availability and cost of drilling rigs and other equipment and services, and the skilled personnel required to operate those rigs and equipment, is affected by the level and location of drilling activity around the world. An increase in drilling operations worldwide may reduce the availability and increase the cost to us of drilling rigs, other equipment and services, and appropriately experienced drilling contractors. The reduced availability of such equipment and services may delay our ability to discover reserves and higher costs for such equipment and services may increase our costs, both of which may have a material adverse effect on our business, results of operations and future cash flow. If we succeed in constructing oil wells, we may be required to shut them because access to pipelines, gathering systems or processing facilities may be limited or unavailable. If that were to occur, we would be unable to realize revenue from those wells until arrangements were made to deliver the production to market, which could cause a material adverse effect on our results of operations and financial condition.

Operator's responsibilities pose high risk in terms of organizing operations safely, in an environmentally responsible way and within the terms prescribed by the applicable legislation.

Under the terms of the PSC, SCS is designated as the Operator. SCS will be liable for the obligations under the PSC to the Government of the Republic of Guinea. Due to the complexity of the oil and gas operations of drilling deep-water exploration wells, we are unable to provide assurances that complications during drilling operations will not occur, whether we will be able to cover claims that may arise, and whether we will be able to carry sufficient catastrophic well insurance to adequately cover us.

We are exposed to the failure or non-performance of commercial counterparties.

Our operations will be dependent on certain third parties with whom we have commercial agreements (such as drilling contractors and the parties responsible for transporting and/or storing our production) for our future exploration, development, production, sales or other activities. The efficiency, timeliness and quality of contract performance by third party providers are largely beyond our direct control. If one or more of these third parties fails to meet its contractual obligations to us, or if such services are temporarily or permanently unavailable (for example, as a result of technical problems or industrial action), or not available on commercially acceptable terms, we may experience a material adverse effect to our business, results of operations, financial condition and future cash flow. In addition, as a named party under the PSC, we could be held liable for the environmental, health and safety impacts arising out of the activities of our drilling project management contractor or any other third-party service provider contracted by us or on our behalf, which could have a material adverse effect on our business, results of operations and future cash flow.

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

Furthermore, the explosion and sinking in April 2010 of the Deepwater Horizon oil rig during operations on the Macondo exploration well in the Gulf of Mexico, and the resulting oil spill, may have increased certain of the risks faced by those drilling for oil in deep-water regions, including increased industry standards, governmental regulation and enforcement, and less favorable investor perception of the risk-adjusted benefits of deep-water offshore drilling.

The occurrence of any of these factors, or the continuation thereof, could have a material adverse effect on our business, financial position or future results of operations.

Our insurance coverage may be insufficient to cover losses, or we could be subject to uninsured liabilities which could materially affect our business, results of operations or financial condition.

There are circumstances where insurance will not cover, or where it will be not sufficient to cover, the consequences of an event, or where we may become liable for costs incurred in events or incidents against which we either cannot insure or may elect not to have insured (whether on account of prohibitive premium costs or for other commercial reasons).  Further, insurance covering certain matters (such as sovereign risk, terrorism and many environmental risks) may not be available to us.  Moreover, we may be subject to large excess payments in the event a third party has a valid claim against us, and therefore may not be entitled to recover the full extent of our loss, or may decide that it is not economical to seek to do so.  The realization of any significant liabilities in connection with our future activities could have a material adverse effect on our business, results of operations, financial condition and future cash flow.

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

We neither have reserves nor any reserve reports for the Concession. A reserve report is the estimated quantities of oil and gas based on reports prepared by third party reserve engineers. Reserve reporting is a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact manner. Expectations as to oil and gas reserves are uncertain and may vary substantially from any actual production.

Risks Relating to Operating in Guinea

We operate in the Republic of Guinea, a country which is considered a high-risk jurisdiction for corruption; such corruption could impair our ability to do business in the future or result in significant fines or penalties.

We have been the Operator in a Concession offshore the Republic of Guinea, a country where corruption has been known to exist. There is a risk of violating either the US Foreign Corrupt Practices Act, laws or legislation promulgated pursuant to the 1997 OECD Convention on Combating Bribery of Foreign Public Officials in International Business Transactions, or Guinea anti-corruption regulations that generally prohibit the making of improper payments to foreign officials for the purpose of obtaining or keeping business.

The Republic of Guinea is largely a cash-based society and that creates additional internal control and related risks. We have been subject to investigations by the Department of Justice and Securities and Exchange Commission under the US Foreign Corrupt Practices Act ("FCPA") into how we obtained or retained the original Concession and, as a result, expended approximately $12.8 million in legal fees in working with the US Government. While those matters were resolved in 2015, should the DOJ, the SEC, or the Republic of Guinea open additional investigations regarding prior or current activities in the Republic Guinea or elsewhere, we do not have the financial ability to bear the costs related to any additional investigations and are unable to predict whether we would be able to raise the funds to properly defend the Company.

Geopolitical instability where we operate subjects us to political, economic and other uncertainties.

We conduct business in Guinea, which is in a region of the world where there have been prior civil wars, revolutions, coup d’états and internecine conflicts.  There is the risk of political violence and increased social tension in Guinea as a result of the past political upheaval, and there is a risk of civil unrest, crime and labor unrest at times.  Since

2010, democratic elections have been held, a president was democratically elected and re-elected.  While these developments indicate that the political situation in Guinea is improving, external or internal political forces potentially could create a political or military climate that might cause a change in political leadership, the outbreak of hostilities, or civil unrest.  Such uncertainties could result in our having to cease our Guinea operations and result in the loss or delay of our rights under the PSC.

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

There was an outbreak of the Ebola virus disease in Guinea in 2013 to 2015. While the World Health Organization declared Guinea Ebola free on December 29, 2015, sporadic new cases of infection have occurred, and any future outbreak of the Ebola virus will adversely affect our business operations and financial condition.

Any drilling activities in Guinea will require safe access to the Conakry airport and port as well as other infrastructure in Guinea. If there is another Ebola virus outbreak, drilling plans will likely be delayed, could be compromised and costs of operations will be increased, which additional costs we may not be able to cover in a timely manner and thus we could lose our participating interest in the Guinea Concession. Further, if contractors or subcontractors impose travel bans or personnel refuse to travel to Guinea, drilling plans will be further delayed or interrupted after commencement. It is likely that the cost of any services could be significantly higher than planned which in turn could have a material adverse effect on our liquidity, business, and results of operations.

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

Risks Relating to Our Securities

You could lose all of your investment.

An investment in our securities is speculative and involves a high degree of risk. Potential investors should be aware that the value of an investment in the Company may go down as well as up. In addition, there can be no certainty that the market value of an investment in the Company will fully reflect its underlying value. You could lose your entire investment.

We have obtained shareholder approval for a 1-for-2 to 1-for-6 reverse stock split, and in the event that our board of directors decides to effectuate such reverse split, it could adversely affect the liquidity of our common stock and market capitalization.

We may effectuate a between 1-for-2 and 1-for-6 reverse split of our common stock.  On June 30, 2017, our board of directors approved a reverse stock split in that range and directed the Company to solicit the requisite votes of the stockholders of the Company for their approval of such reverse stock split by written consents in lieu of a special meeting. On August 10, 2017, we obtained shareholder approval for a reverse stock split in that range, with the exact reverse split ratio to be determined within that range by the board of directors in its sole discretion, and with such reverse stock split to be effective at such date and time, if at all, as determined by the board of directors in its sole discretion.

A reverse stock split is often viewed negatively by the market and, consequently, can lead to a decrease in our overall market capitalization. If the per share market price does not increase proportionately as a result of the reverse stock split, then the value of our Company as measured by our market capitalization will be reduced, perhaps significantly. This would also significantly reduce the number of shares of our common stock that are outstanding, and the liquidity of our common stock could be adversely affected and you may find it more difficult to purchase or sell shares of our common stock.

You may experience dilution of your ownership interests because of the future issuance of additional shares of our common or preferred stock or other securities that are convertible into or exercisable for our common or preferred stock.

In the future, we may issue our authorized but previously unissued equity securities, which would result in the dilution of the ownership interests of our present stockholders and the purchasers of our common stock offered hereby. The Company is authorized to issue an aggregate of 87,000,000 shares of common stock and 20,000,000 shares of "blank check" preferred stock. We may issue additional shares of our common stock or other securities that are convertible into or exercisable for our common stock in connection with hiring or retaining employees, future acquisitions, future sales of our securities for capital raising purposes, or for other business purposes. The future issuance of any such additional shares of our common stock may create downward pressure on the trading price of the common stock. We will need to raise additional capital in the near future to meet our working capital needs, and there can be no assurance that we will not be required to issue additional shares, warrants or other convertible securities in the future in conjunction with these capital raising efforts, including at a price (or exercise prices) below the price you paid for your stock.

If the stock purchase agreement with CLNG closes, you will experience immediate and substantial dilution of your ownership interest, and our stock price could be negatively impacted.

If the stock purchase agreement with CLNG closes (of which there is no assurance), we will issue to them 40,000,000 shares of common stock, and current shareholders will experience immediate and substantial dilution.  If this purchase is completed, CLNG or its affiliate will own approximately 53% of our then outstanding common stock, and existing stockholders will hold only approximately 47%.  The issuance of these shares, or other factors relating to the transaction, could cause our stock price to decline, perhaps significantly.

If the stock purchase agreement with CLNG closes, CLNG or its affiliate will own a majority of our outstanding voting stock and will have effective control of the Company and could preclude other stockholders from influencing significant corporate decisions.

If the stock purchase agreement with CLNG is completed, CLNG or its affiliate will own approximately 53% of our outstanding common stock and will have the ability to elect all of our directors as well as to exercise a controlling influence over other matters requiring stockholder approval, including approval of significant corporate transactions and dilutive share issuances, and may have significant control over our management and policies.

If the transaction closes, CLNG has informed us that it or its affiliate intends to appoint representatives who will form a majority of our board of directors, but no specific agreement has yet been entered into in this respect, nor have such director candidates been definitively identified.  Such majority of directors would be able to effectively control the Company, by directing its business and controlling its finances, future issuances of stock and other securities, and otherwise.  A new board of directors could decide to change, expand or contract the business plan of the Company in its discretion.

While the stock purchase agreement provides that Ray Leonard will remain President, Chief Executive Officer and a director of the Company, and Jason Davis will remain Chief Financial Officer, they may be removed as officers by the board (subject, in the case of Mr. Leonard, to the provisions of his employment agreement), and Mr. Leonard can be removed by, or not re-elected by, the stockholders in accordance with our certificate of incorporation and bylaws and Delaware law.

Future sales of our common stock or securities convertible or exchangeable for our common stock, or the perception that such sales might occur, may cause our stock price to decline and may dilute your voting power and your ownership interest in us.

If our existing stockholders or warrant or option holders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the price of our common stock could decline. The perception in the market that these sales may occur could also cause the price of our common stock to decline. Upon the effectiveness of the registration statement we have filed to register for resale certain shares of common stock by our stockholders or we could elect to file with respect to any other outstanding shares of common stock, any sales of those shares or any perception in the market that such sales may occur could cause the trading price of our common stock to decline. As of the date of effectiveness of such registration statement, such shares registered for resale will be freely tradable without restriction under the Securities Act of 1933.

The ability of our board of directors to issue additional stock may prevent or make more difficult certain transactions, including a sale or merger of the Company.

Our board of directors is authorized to issue up to 87,000,000 shares of common stock and 20,000,000 shares of preferred stock with powers, rights and preferences designated by it. (A total of 595 shares of Series A Preferred Stock are currently outstanding.) Shares of voting or convertible preferred stock could be issued, or rights to purchase such shares could be issued, to create voting impediments or to frustrate persons seeking to effect a takeover or otherwise gain control of the Company. The ability of the board of directors to issue such additional shares of preferred stock, with rights and preferences it deems advisable, could discourage an attempt by a party to acquire control of the Company by tender offer or other means. Such issuances could therefore deprive stockholders of benefits that could result from such an attempt, such as the realization of a premium over the market price for their shares in a tender offer or the temporary increase in market price that such an attempt could cause. Moreover, the issuance of such additional shares of preferred stock to persons friendly to the board of directors could make it more difficult to remove incumbent managers and directors from office even if such change were to be favorable to stockholders generally.

There currently is a limited market for our common stock and there can be no assurance that an active public market will ever develop. Failure to develop or maintain an active trading market could negatively affect the value of our common stock and make it difficult or impossible for you to sell your shares.

There is currently only a limited public market for shares of our common stock, and an active trading market may never develop. Our common stock is quoted on the OTC Markets. The OTC Markets is a thinly traded market and lacks the liquidity of certain other public markets with which some investors may have more experience. We may not ever be able to satisfy the listing requirements for our common stock to be listed on a national securities exchange, which is often a more widely-traded and liquid market. Some, but not all, of the factors which may delay or prevent the listing of our common stock on a more widely-traded and liquid market include the following: our stockholders' equity may be insufficient; the market value of our outstanding securities may be too low; our net income from operations may be too low; our common stock may not be sufficiently widely held; we may not be able to secure market makers for our common stock; and we may fail to meet the rules and requirements mandated by the several exchanges and markets to have our common stock listed. Should we fail to satisfy the initial listing standards of the national exchanges, or our common stock is otherwise rejected for listing, and remains listed on the OTC Markets or is suspended from the OTC Markets, the trading price of our common stock could suffer and the trading market for our common stock may be less liquid and our common stock price may be subject to increased volatility.

We have not applied, and currently do not intend to apply, for the listing of our common stock on any national securities exchange.  We do not currently meet the listing criteria of any such exchange, and no assurance can be given that we will at any time in the future.

The price of our common stock historically has been volatile.  This volatility may affect the price at which you could sell your common stock, and the sale of substantial amounts of our common stock could adversely affect the price of our common stock.

The closing price for our common stock has varied between a high of $2.80 on January 4, 2017 and a low of $0.37 on July 26, 2016 for the fiscal year ended June 30, 2017.  Since June 30, 2017, the closing price for our common stock has varied between a high of $2.05 and a low of $0.06.  On November 14, 2017, the closing price of our common stock was $0.14. This volatility may affect the price at which an investor could sell the common stock, and the sale of substantial amounts of our common stock could adversely affect the price of our common stock.  Our stock price is likely to continue to be volatile and subject to significant price and volume fluctuations in response to market and other factors, including the other factors discussed in “— Risks Relating to Our Business and the Industry in Which We Operate”; variations in our quarterly operating results from our expectations or those of securities analysts or investors; downward revisions in securities analysts’ estimates; and announcement by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments.

Our common stock is currently subject to the "penny stock" rules of the SEC and the trading market in the securities is limited, which makes transactions in the stock cumbersome and may reduce the value of an investment in the stock.

Rule 15g-9 under the Exchange Act establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (a) that a broker or dealer approve a person's account for transactions in penny stocks; and (b) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must: (a) obtain financial information and investment experience objectives of the person and (b) make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form: (a) sets forth the basis on which the broker or dealer made the suitability determination; and (b) confirms that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our common stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker or dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Our stock may be traded infrequently and in low volumes, so you may be unable to sell your shares at or near the quoted bid prices if you need to sell your shares.

Until our common stock is listed on a national securities exchange such as the New York Stock Exchange or The Nasdaq Stock Market, we expect our common stock to remain eligible for quotation on the OTC Markets, or on another over-the-counter quotation system. In those venues, however, the shares of our common stock may trade infrequently and in low volumes, meaning that the number of persons interested in purchasing our common shares at or near bid prices at any given time may be relatively small or non-existent. An investor may find it difficult to obtain accurate quotations as to the market value of our common stock or to sell his or her shares at or near bid prices or at all. In addition, if we fail to meet the criteria set forth in SEC regulations, various requirements would be imposed by law on broker-dealers who sell our securities to persons other than established customers and accredited investors. Consequently, such regulations may deter broker-dealers from recommending or selling our common stock, which may further affect the liquidity of our common stock. This would also make it more difficult for us to raise capital.

We do not anticipate paying dividends on our common stock.  Any return on your investment will likely be limited to the value of our common stock.

Cash dividends have never been declared or paid on our common stock, and we do not anticipate such a declaration or payment for the foreseeable future. We expect to use future earnings, if any, to fund business growth. Therefore, stockholders will not receive any funds absent a sale of their shares of common stock. If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if our stock price appreciates. We cannot assure stockholders of a positive return on their investment when they sell their shares, nor can we assure that stockholders will not lose the entire amount of their investment.

We are a smaller reporting company and we cannot be certain if the reduced disclosure requirements applicable to smaller reporting companies will make our common stock less attractive to investors.

We qualify as a "smaller reporting company" (meaning that we are not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent company that is not a smaller reporting company, and we have a public float of less than $75 million as of the last business day of our most recently completed second fiscal quarter), which allows us to take advantage of a number of exemptions from SEC disclosure requirements in our periodic reports and proxy statements, including, among other things, simplified executive compensation disclosures, only being required to provide two (rather than three) years of audited financial statements, and not being required to comply with the requirements of Section 404 of the Sarbanes-Oxley Act that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting. Decreased disclosures in our SEC filings due to our status as a "smaller reporting company" may make it harder for investors to analyze our results of operations and financial prospects and may cause some investors to find our common stock less attractive because we rely on these exemptions, there may be a less active trading market for our common stock, and our stock price may be more volatile.

Certain provisions of Delaware law and our charter documents may impede or discourage a takeover, which could adversely impact the market price of our shares.

As a Delaware corporation, we are governed by anti-takeover provisions of Section 203 of the Delaware General Corporation Law (the "DGCL") that prohibit certain publicly-traded Delaware corporations from engaging in a business combination with anyone who owns at least 15% of its common stock for a period of three years after the date of the transaction in which the person acquired the 15% ownership, unless the certificate of incorporation or by-laws of the corporation contain a provision expressly electing not to be governed by this anti-takeover statute, the merger or combination is approved in a prescribed manner, or the corporation does not have a class of voting stock that is listed on a national securities exchange or held by more than 2,000 stockholders of record. We are currently not subject to these restrictions; however, our certificate of incorporation and by-laws do not contain a provision electing not to be governed by this statute, and once our common stock is listed on a national securities exchange or held by more than 2,000 stockholders of record, we will become subject to these restrictions, which may discourage a potential acquirer from making a tender offer for our common stock, which, under certain circumstances, could reduce the market price of our common stock.

Certain other provisions of Delaware law and of our certificate of incorporation and bylaws impose various impediments to the ability of a third party to acquire control of us, even if a change in control would be beneficial to our existing stockholders, or could discourage a potential acquirer from making a tender offer for our common stock. In addition, these provisions may frustrate or prevent any attempt by our stockholders to replace or remove our current management by making it more difficult to replace or remove our Board of Directors. These provisions include:

•	no cumulative voting in the election of directors;

•	the exclusive right of our board of directors to elect a director to fill a vacancy created by the expansion of the Board of Directors or the resignation, death or removal of a director;
•

a requirement that special meetings of stockholders be called only by the chairperson of the board of directors, the chief executive officer or by the board of directors pursuant to a resolution adopted by a majority of the total number of directors,

•	an advance notice requirement for stockholder proposals and nominations;
•	the authority of our board of directors to issue preferred stock with such terms as our board of directors may determine; and
•	elimination of personal liability for breaches of fiduciary duty as a director, to the extent permitted under the Delaware law.

These restrictions, under certain circumstances, could reduce the market price of our common stock.

Any failure to maintain effective internal control over our financial reporting could materially adversely affect us.

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to include in our annual reports on Form 10-K an assessment by management of the effectiveness of our internal control over financial reporting. In addition, at such time, if any, as we are no longer a "smaller reporting company," our independent registered public accounting firm will have to attest to and report on management's assessment of the effectiveness of such internal control over financial reporting. Based upon the last evaluation conducted as of June 30, 2017, our management concluded that our internal control over financial reporting was not effective as of such date to provide reasonable assurance to the Company's management and Board of Directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Our management identified a material weakness in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2017 and continued through June 30, 2017 and thereafter through the date of this filing, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. During the fiscal year 2017, the Company has experienced turnover in its accounting group and as of June 30, 2017, it lacked a sufficient number of competent accounting personnel.   This material weakness in our internal controls over financial reporting had a material adverse impact on our quarterly and annual financial close process and reporting. The Company is in the process of remediating this weakness by adding additional competent accounting personnel.

If we fail to maintain effective internal control over financial reporting, we may be unable to prevent or detect fraud or provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements. This could result in a loss of investor confidence in the reliability of our financial statements, which in turn could negatively affect the price of our common stock.

In particular, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management and (if required in future) our independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting, as required by Section 404(b). Our compliance with Section 404(b) may require that we incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group. We may need to retain the services of additional accounting and financial staff or consultants with appropriate public company experience and technical accounting knowledge to satisfy the ongoing requirements of Section 404(b). We intend to review the effectiveness of our internal controls and procedures and make any changes management determines appropriate, including to achieve compliance with Section 404(b) by the date on which we are required to so comply.

        ***

IN ADDITION TO THE ABOVE RISKS, BUSINESSES ARE OFTEN SUBJECT TO RISKS NOT FORESEEN OR FULLY APPRECIATED BY MANAGEMENT. IN REVIEWING THIS REPORT, POTENTIAL INVESTORS SHOULD KEEP IN MIND THAT OTHER POSSIBLE RISKS MAY ADVERSELY IMPACT THE COMPANY’S BUSINESS OPERATIONS AND THE VALUE OF THE COMPANY’S SECURITIES.

Item 1B.  Unresolved Staff Comments

None.

Item 2. Properties

Information on Oil and Gas Properties is included in Item 1. Business above in this Annual Report on Form 10-K, and is incorporated herein by reference.

Our executive and administrative offices are located at 12012 Wickchester Lane, Suite 475, Houston, Texas 77079 where we lease 13,850 square feet of space pursuant to a lease agreement that expires in March 2020.

Item 3. Legal Proceedings

While there are currently no pending legal proceedings to which we are a party (or that are to our knowledge contemplated by governmental authorities) that we believe will have individually or in the aggregate, a material adverse effect on our business, financial condition or operating results, from time to time we may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business or otherwise. Litigation is subject to inherent uncertainties, and an adverse result in any such matters could occur that could harm our business, financial condition or results of operation, including significant monetary damages or limitations on our ability to engage in our business activities. Although we have director and officer insurance, in case such claims arise it may not apply to or fully cover any liabilities we may incur as a result of these lawsuits.

The following are descriptions of certain concluded legal proceedings in which we were involved that have historical significance in relation to the discussions herein under "Business," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere, and are included for reference purposes.

Iroquois Lawsuit

On May 9, 2012, a lawsuit was filed in the Supreme Court of the State of New York against us and all of our directors. The plaintiffs, five hedge funds, including Iroquois Master Fund Ltd., that invested in us in early 2012, allege that we breached an agreement with the plaintiffs, and that we and the directors made certain negligent misrepresentations relating to our drilling operations. Among other claims, the plaintiffs alleged that we misrepresented the status of our drilling operations and the speed with which the drilling would be completed. The plaintiffs advanced claims for breach of contract and negligent misrepresentation and sought damages in the amount of $18.5 million plus pre-judgment interest. On June 19, 2013, the court dismissed the negligent misrepresentation claim but declined to dismiss the breach of contract claim. On August 12, 2013, the plaintiffs filed an amended complaint. That complaint named only us and sought recovery for alleged breaches of contract.

On December 31, 2016, we entered into a settlement agreement with the five hedge funds in this lawsuit. Under the terms of the settlement agreement, Hyperdynamics would issue to the plaintiffs a total of 600,000 new shares of common stock, and it would cause a payment to be made of $1.35 million in cash that would be covered under its directors' and officers' insurance policy. The plaintiffs are restricted from selling the shares of common stock before April 1, 2017 under the terms of the agreement.

On January 26, 2017, an order to approve the settlement agreement was entered in the Supreme Court of the State of New York, New York County and subsequently approved by the Court on the same day.

On January 11, 2017, a payment of $1.35 million was made by the insurance underwriters of the Company's directors' and officers' insurance policy to the hedge funds in the Iroquois lawsuit on behalf of the Company. On February 2, 2017, the Company issued 600,000 shares of its common stock to the hedge funds named in the settlement agreement.

Tullow and Dana Legal Actions

On January 11, 2016, we filed legal actions against members of the Consortium under the Joint Operating Agreement governing the oil and gas exploration rights offshore Guinea ("First JOA") in the United States District Court for the Southern District of Texas and before the AAA against Tullow for their failure to meet their obligations under the First JOA. On January 28, 2016, the action in the Federal District Court was voluntarily dismissed by us and refiled in District Court in Harris County, Texas. On February 8, 2016 Tullow and Dana removed the case to Federal District Court.

On February 2, 2016, SCS filed an Application for Emergency Arbitrator and Interim Measures of Protection and requested the following relief: (a) expedite discovery prior to the constitution of the arbitral tribunal; (b) provide that the time period permitted by the parties' arbitration agreement for the selection of the arbitrators and the filing of any responsive pleadings or counterclaims be accelerated; (c) require Tullow, as the designated operator under the First JOA, to maintain existing "well-planning activities"; (d) require Tullow to undertake and complete certain planning activities; and (e) require Tullow and Dana to join with SCS in completing the negotiation of an acceptable amendment to the PSC and to agree to a process that will result in the execution of the amendment. With the exception of limited relief regarding discovery and agreement by Tullow to maintain certain well plan readiness, the Emergency Arbitrator ruled on February 17, 2016, that SCS is not entitled to the emergency injunctive relief it requested. Further, the Emergency Arbitrator enjoined all parties to the dispute from pursuing parallel District Court proceedings. On February 12, 2016, the case was voluntarily stayed by us.

The AAA action sought (1) a determination that Tullow and Dana were in breach of their contractual obligations and (2) the damages caused by the repeated delays in well drilling caused by the activities of Tullow and Dana. We determined to bring the legal actions only after it became apparent that Tullow and Dana would not move forward, despite many opportunities to do so, with petroleum operations. SCS believed that it exhausted all of its options for the pursuit of legal measures to require Tullow and Dana to drill the planned exploration well.

On August 15, 2016, we subsequently entered into a Settlement and Release Agreement with Tullow and Dana ("Settlement and Release") with respect to our dispute in arbitration. Under the Settlement and Release, we released all claims against Tullow and Dana and Tullow and Dana (i) issued to the Government of Guinea a notice of withdrawal from the Concession and PSC effective immediately, (ii) transferred their interest in the long lead items of well construction material previously purchased by the Consortium in preparation for the initial drilling of the Fatala well, and agreed to pay net cash of $0.7 million to us. We also agreed to pay Dana a success fee which is based upon $50,000 per million barrels upon declaration of the certified commercial reserves of the Fatala-1 well, if it results in a discovery.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders

Our common stock trades on the QX Tier of OTC Markets (OTCQX), under the symbol "HDYN."

As of November 14, 2017, we had 35,572,445 shares of our common stock issued and outstanding held by approximately 142 stockholders of record.

The following table sets forth the quarterly high and low closing bid prices per share for our common stock on the QX Tier of the OTC Markets. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. Our common stock is thinly traded and, thus, pricing of our common stock on OTC Markets does not necessarily represent its fair market value.

	High	Low
Fiscal 2017:
Fourth Quarter	$1.78	$1.42
Third Quarter	2.77	0.70
Second Quarter	2.42	1.11
First Quarter	1.25	0.35

Fiscal 2016:
Fourth Quarter	$0.57	$0.35
Third Quarter	1.25	0.32
Second Quarter	1.97	0.78
First Quarter	0.81	0.45

On November 14, 2017, the last reported sales price for our common stock as reported by OTC Markets was $0.14 per share.

Dividends

We have not paid, and we do not currently intend to pay in the foreseeable future, cash dividends on our common stock. The current policy of our Board of Directors is to retain all earnings, if any, to provide funds for operation and expansion of our business. The declaration of dividends, if any, will be subject to the discretion of the Board of Directors, which may consider such factors as our results of operations, financial condition, capital needs and acquisition strategy, among others.  Other than provisions of the Delaware Revised Statutes requiring post-dividend solvency according to certain measures, there are no material restrictions limiting, or that are likely to limit, our ability to pay dividends on our common stock.

Securities Authorized for Issuance under Equity Compensation Plans

On February 18, 2010, at our annual meeting of stockholders, our Board of Directors and stockholders approved our 2010 Equity Incentive Plan (the "2010 Plan"). Subsequently, on February 17, 2012, the 2010 Plan was amended to increase the maximum shares issuable under the 2010 Plan from 625,000 shares to 1,250,000 shares and again on January 27, 2016, at our annual meeting of stockholders, the stockholders approved amending the 2010 Plan to increase the number of shares available for issuance by 750,000 shares to 2,000,000 shares.

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

The following table provides information as of June 30, 2017, with respect to the shares of common stock that may be issued under our existing equity compensation plans:

Equity Compensation Plan Information

Number of Securities
Remaining Available
for Future Issuance
	Number of Securities		Under Equity
	to be Issued Upon	Weighted-Average	Compensation Plans
	Exercise of	Exercise Price of	(Excluding Securities
	Outstanding Options,	Outstanding Options,	Reflected in Column
Plan Category	Warrants, and Rights	Warrants and Rights	(A)
	A	B	C
Equity compensation plans approved by security holders(1)	1,110,165	$3.19	267,912
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	1,110,165	$3.19	267,912

(1)	2010 Equity Incentive Plan

The following table provides a reconciliation of the securities remaining available for issuance as of June 30, 2017 under the 2010 Plan:

2010 Plan
Shares available for issuance, June 30, 2016	945,710
Stock options granted	(498,500)
Restricted stock granted	(401,146)
Previously issued options cancelled or expired	221,848
Shares available for issuance, June 30, 2017	267,912

Item 6. Selected Financial Data

The following table summarizes certain selected consolidated financial data for the periods presented. The selected historical financial data as of and for the years ended June 30, 2017 and 2016, has been derived from our audited consolidated financial statements, included elsewhere in this Report.

You should read the following information, together with "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and notes thereto included elsewhere in this Report.

	Year ended June 30,
(In thousands, except loss per share data)	2017	2016
Revenue	$—	$—
Full-Cost ceiling test write-down	$(13,316)	$(14,331)
Loss from operations	$(25,687)	$(22,846)
Net loss	$(21,526)	$(22,846)
Net loss available to common stockholders	$(23,037)	$(22,846)
Basic loss per common share	$(1.06)	$(1.09)
Diluted loss per common share	$(1.06)	$(1.09)
Weighted Average Shares Outstanding	21,766	21,047

Cash and cash equivalents	$2,454	$10,327
Oil and Gas Properties	$—	$—
Total Assets	$2,725	$11,678
Long-Term Liabilities	$2,030	$—
Shareholder’s (Deficit) Equity	$(3,987)	$9,935

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

Our operating plan within the next 12 months includes the following:

•	Evaluating the results of the Fatala-1 exploration well

•	Gain acceptance for the application for the 2-year appraisal period over the entire concession and initiate the appraisal drilling program

•	Consider financing alternatives and other measures to pursue our exploration objectives offshore Guinea.

Analysis of changes in financial position

Our current assets decreased by $8.9 million from $11.6 million on June 30, 2016 compared to $2.7 million on June 30, 2017.  The decrease in current assets is primarily due to cash used for general and administrative expenditures, including costs incurred on legal matters in addition to a decrease in prepaid expenses by $1.3 million.

Our long-term assets consists of property and equipment and has remained at $51,000 on June 30, 2017 and June 30, 2016, respectively.

Our current liabilities increased $3.0 million, from $1.7 million on June 30, 2016 compared to $4.7 million on June 30, 2017 due to increased spending for the Fatala-1 exploration well.

Our long-term liabilities increased $2.0 million, from $0 on June 30, 2016 to $2.0 million on June 30, 2017.  This increase was due to the inception of a derivative liability relating to warrants on preferred and common stock.

Results of Operations

Based on the factors discussed below, the net loss for the year ended June 30, 2017, decreased by $1.3 million, to a net loss of $21.5 million or $(1.06) per basic and diluted share in 2017 from a net loss of $22.8 million, or $(1.09) per basic and diluted share in 2016.

Reportable segments

We have one reportable segment: our international oil and gas exploration activities in Guinea conducted through our subsidiary SCS.

Comparison for Fiscal Years 2017 and 2016

Revenues.  There were no revenues for the years ended June 30, 2017 and 2016.

Depreciation.  Depreciation decreased 56% or $61,000 from fiscal 2016 to fiscal 2017. Depreciation expense was $48,000 and $109,000 in the years ended June 30, 2017 and 2016, respectively. The decrease is primarily attributed to no asset additions in the current year and a portion of assets used in the prior year being fully depreciated in the current year.

General, Administrative and Other Operating Expenses. Our general, administrative and other operating expenses were $12.3 million and $8.4 million for the years ended June 30, 2017 and 2016, respectively. This represents an increase of 47% or $3.9 million from fiscal 2016 to fiscal 2017. The $3.9 million increase in expense was attributable mainly to an increase in Houston general and administrative contractor expense by $4.2 million due to increased operations in Guinea.  Included in the increase is salary expense by $0.6 million due to increased staff at the corporate office as well as increased expense for travel and other employee expenses by $0.5 million.

Full-Cost ceiling test write-down.  During fiscal year ended June 30, 2017, we had a full-cost ceiling test write-down of $13.3 million due to uncertainties surrounding the ability of the Company to continue operations and following the determination of non-commerciality of the Fatala-1 well ultimately fully impaired unproven oil and gas properties.  During fiscal year ended June 30, 2016, we fully impaired our unproved oil and gas properties, which totaled $14.3 million.

Loss from Operations.  Primarily as a result of the increase in general and administrative expenses of $3.9 million, offset by the decrease in the full-cost ceiling test write-down of $1.0 million, our loss from operations increased by $2.9 million from $22.8 million for the year ended June 30, 2016 to $25.7 million for the year ended June 30, 2017.

Other Income (expense).  Other income increased by $4.2 million due to net gain on legal matters of $3.5 million and gain on warrant liability of $0.7 million.

Liquidity and Capital Resources

General

	Year Ended June 30,
	2017	2016
Net cash used in operating activities	$(10,328)	$(8,027)
Net cash used in investing activities	(5,086)	(20)
Net cash provided by financing activities	7,541	—
DECREASE IN CASH AND CASH EQUIVALENTS	(7,873)	(8,047)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	10,327	18,374
CASH AND CASH EQUIVALENTS AT END OF YEAR	$2,454	$10,327

Operating Activities

Net cash used in operating activities for the year ended June 30, 2017 was $10.3 million compared to $8.0 million for the year ended June 30, 2016. The increase in cash used in operating activities is primarily attributable to a decrease in prepaid expenses by $1.1 million and stock issued for settlement of $1.3 million.

Investing Activities

Net cash used in investing activities for the year ended June 30, 2017 was $5.1 million compared to $20 thousand in the year ended June 30, 2016.  Increase in cash used was due to investments in oil and gas properties.

Financing Activities

Net cash provided by financing activities for the year ended June 30, 2017 was $7.5 million compared to $0 for the year ended June 30, 2016.  The increase in cash provided by financing activities is primarily attributed to the issuance of common stock, preferred stock and warrants for $7.2 million  and proceeds from the exercise of stock options and other items of $0.2 million.

Liquidity

On June 30, 2017, we had $2.5 million in unrestricted cash and $4.7 million in current liabilities. On November 14, 2017, we had $0.7 million in unrestricted cash and $9.9 million in current liabilities.  We plan to use our existing cash to fund our general corporate needs and our expenditures associated with the Concession.

We will need to raise further capital to pay off existing obligations and to develop and implement the appraisal program, if it is approved by the Government of the Republic of Guinea, which would likely include some additional exploration wells.

Our costs related to the items referred to above and any additional expenses, or any negative outcomes, could adversely affect our liquidity and financial condition and results of operations.  Absent cash inflows, we will exhaust our current available liquidity within the next three months.  The timing and amount of our cash outflows are dependent on a number of factors.  As a result, absent cash inflows, there is substantial doubt as to whether we will have adequate capital resources to meet our current obligations as they become due and therefore be able to continue as a going concern. Our auditors have noted this concern in their opinion on our audited financial statements for the fiscal year ended June 30, 2017. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. There can be no assurance that we will be successful in carrying out our plans to obtain additional cash resources. If we are unable to obtain additional cash resources, we will not be able to continue operations.

Our ability to meet our current obligations as they become due over the next three months, and to be able to continue exploration, will depend on obtaining additional resources through sales of additional interests in the Concession, equity or debt financings, or through other means, and the resumption of petroleum operations, although no assurance can be given that any of these actions can be completed.

Contractual Commitments and Obligations

Disclosure of Contractual Obligations as of June 30, 2017

	Payments due by period ($thousands)
		Less than 1			More than 5
Contractual Obligations (1):	Total	year	1-3 years	3-5 years	years
Operating Lease Obligations	$1,114	$399	$715	$—	$—

(1)	We are subject to certain commitments under the PSC as discussed in Item 1 above.

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

We assess unproved property on a quarterly basis for possible impairment or reduction in value. We assess properties on an individual basis or as a group if properties are individually insignificant. The assessment includes consideration of the following factors, among others: intent to drill; remaining lease term under our concession; geological and geophysical evaluations; drilling results and activity; the assignment of proved reserves; and the economic viability of development if proved reserves are assigned. We assess our unproved properties on a country-by-country basis. During any period in which these factors indicate impairment, the adjustment is recorded through earnings of the period. As of March 31, 2016, based on our impairment assessment, we fully impaired the $14.3 million of unproved oil and gas properties. During the year ended June 30, 2017, we incurred a full-cost ceiling test write-down of $13.3 million and at June 30, 2017, we had no capitalized costs associated with our Guinea operations.

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

Off-Balance Sheet Transactions

The Company did not engage in any "off-balance sheet arrangements" (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) as of June 30, 2017.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2017. In making this assessment, management used the criteria for internal control over financial reporting described in Internal Control — Integrated Framework (2013) by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operating effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of the Company’s Board of Directors. Based on this assessment, management has concluded that, as of June 30, 2017, the Company’s internal control over financial reporting was ineffective.  During the fiscal year 2017, the Company has experienced turnover in its accounting group and as of June 30, 2017, it lacked a sufficient number of competent accounting personnel.   This material weakness in our internal controls over financial reporting had a material adverse impact on our quarterly and annual financial close process and reporting. The Company is in the process of remediating this weakness by adding additional competent accounting personnel.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Hyperdynamics Corporation

We have audited the accompanying consolidated balance sheets of Hyperdynamics Corporation and subsidiaries (the "Company") as of June 30, 2017 and 2016, and the related consolidated statements of operations, shareholders' (deficit) equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting as of June 30, 2017. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting as of June 30, 2017. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hyperdynamics Corporation and subsidiaries as of June 30, 2017 and 2016, and the results of their consolidated operations and their consolidated cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the working capital deficit and stockholders’ deficit, along with the absence of cash inflows, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ Hein & Associates LLP

Houston, Texas

November 15, 2017

HYPERDYNAMICS CORPORATION

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Number of Shares and Per Share Amounts)

	June 30,	June 30,
	2017	2016
ASSETS
Current assets
Restricted cash	$75	$—
Unrestricted cash and cash equivalents	2,454	10,327
Prepaid expenses	35	1,294
Other current assets	110	6
Total current assets	2,674	11,627
Property and equipment, net of accumulated depreciation of $2,109 and $2,075	51	51
Unproved oil and gas properties excluded from amortization (Full-Cost method)	—	—
Total long-term assets	51	51
Total assets	$2,725	$11,678

LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY
Current Liabilities
Accounts payable and accrued expenses	$4,682	$1,743
Total current liabilities	4,682	1,743

Warrants derivative liability	2,030	—
Total Liabilities	6,712	1,743

Commitments and contingencies (Note 8)	—	—

Shareholders' (deficit) equity
Preferred stock, $0.001 par value; 20,000,000 authorized, 1,951 and 1,791 shares issued and outstanding as of June 30, 2017 and -0- issued and outstanding on June 30, 2016	—	—
Common stock, $0.001 par value, 87,000,000 shares authorized; 27,405,283 and 21,046,591 shares issued and outstanding as of June 30, 2017 and June 30, 2016, respectively	175	169
Additional paid-in capital	325,355	317,757
Accumulated deficit	(329,517)	(307,991)
Total shareholders' (deficit) equity	(3,987)	9,935
Total liabilities and shareholders' (deficit) equity	$2,725	$11,678

The accompanying notes are an integral part of these consolidated financial statements.

HYPERDYNAMICS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Number of Shares and Per Share Amounts)

	Years Ended June 30,
	2017	2016
Costs and expenses:
Depreciation	$48	$109
General, administrative and other operating	12,323	8,406
Full-Cost ceiling test write-down	13,316	14,331
Loss from operations	25,687	22,846
Other income (expense):
Gain on settlement agreement	4,764	—
Cost of legal settlement	(1,308)	—
Unrealized gain on change in warrants derivative liability	705	—
Total other income (expense)	4,161	—
Loss before income tax	(21,526)	(22,846)
Income tax	—	—
Net loss	(21,526)	(22,846)
Non-cash preferred dividend	(1,511)	—
Net loss available to common stockholders	$(23,037)	$(22,846)

Basic and diluted loss per common share	$(1.06)	$(1.09)

Weighted average shares outstanding - basic and diluted	21,765,985	21,046,591

The accompanying notes are an integral part of these consolidated financial statements.

HYPERDYNAMICS CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ (DEFICIT) EQUITY

(In Thousands, Except Number of Shares)

					Additional
	Common Stock		Preferred Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, July 1, 2015	21,046,591	$169	—	$—	$317,404	$(285,145)	$32,428
Net loss	—	—	—	—	—	(22,846)	(22,846)
Amortization of fair value of stock options	—	—	—	—	353	—	353
Balance, June 30, 2016	21,046,591	$169	—	$—	$317,757	$(307,991)	$9,935
Net loss	—	—	—	—	—	(21,526)	(21,526)
Amortization of fair value of stock options	—	—	—	—	190	—	190
Exercise of stock options	183,492	—	—	—	121	—	121
Stock issued in lieu of cash bonuses	536,091	—	—	—	57	—	57
Stock issued for legal settlement	600,000	1	—	—	1,307	—	1,308
Stock issued for services	567,859	1	—	—	999	—	1,000
Common stock issued, net of fees	4,335,625	4	—	—	3,606	—	3,610
Preferred stock issued, net of fees, discount, and preferred dividends of $1,511 associated with the beneficial conversion feature	—	—	1,951	—	1,238	—	1,238
Conversion of preferred stock	135,625	—	(160)	—	—	—	—
Other	—	—	—	—	80	—	80
Balance, June 30, 2017	27,405,283	$175	1,791	$—	$325,355	$(329,517)	$(3,987)

The accompanying notes are an integral part of these consolidated financial statements.

tested

HYPERDYNAMICS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Years Ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(21,526)	$(22,846)
Adjustments to reconcile net loss to net cash used in operating activities:	—	—
Gain on legal settlement	(4,079)	—
Depreciation	48	109
Loss on disposal of fixed assets	1	—
Full-Cost ceiling test write-down	13,316	14,331
Unrealized gain on change in warrants derivative liability	(705)	—
Stock based compensation	190	353
Stock issued in lieu of cash bonuses	57	—
Stock issued for settlement	1,308	—
Cost of equity issuance for warrants	244	—
Changes in operating assets and liabilities:
(Increase) decrease in Prepaid expenses	1,259	(124)
(Increase) decrease in Other current assets	(104)	75
Increase (decrease) in Accounts payable and accrued expenses	(337)	75
Net cash used in operating activities	(10,328)	(8,027)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(49)	—
Increase in restricted cash	(75)	—
Proceeds from sale of 50% interest to SAPETRO	4,100	—
Investment in oil and gas properties	(9,062)	(20)
Net cash used in investing activities	(5,086)	(20)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock issued, net of stock issuance cost of $664	5,666	—
Preferred stock issued, net of stock issuance cost of $308	1,643	—
Other	111	—
Proceeds from exercise of stock options	121	—
Net cash provided by financing activities	7,541	—

DECREASE IN CASH AND CASH EQUIVALENTS	(7,873)	(8,047)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	10,327	18,374
CASH AND CASH EQUIVALENTS AT END OF YEAR	$2,454	$10,327

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Capital expenditures in accounts payable at June 30, 2017	$3,276	$—
Stock issued to Pacific Drilling in lieu of cash	$1,000	$—
Investor warrants issued as part of equity offerings (reduction to equity)	$2,492	$—

The accompanying notes are an integral part of these consolidated financial statements.

HYPERDYNAMICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Nature of business

Hyperdynamics Corporation (“Hyperdynamics,” the “Company,” “we,” “us,” and “our”) is a Delaware corporation formed in March 1996. Hyperdynamics has two wholly-owned subsidiaries, SCS Corporation Ltd (SCS), a Cayman corporation, and HYD Resources Corporation (HYD), a Texas corporation. Through SCS’s branch located in Conakry, Guinea, Hyperdynamics focuses on oil and gas exploration offshore the coast of West Africa. Our exploration efforts are pursuant to a Hydrocarbon Production Sharing Contract, as amended (the “PSC”).  We refer to the rights granted under the PSC as the “Concession.” We began operations in oil and gas exploration, seismic data acquisition, processing, and interpretation in late fiscal 2002.

As used herein, references to “Hyperdynamics,” “Company,” “we,” “us,” and “our” refer to Hyperdynamics Corporation and our subsidiaries, including SCS Corporation Ltd. The rights in the Concession offshore Guinea are held by SCS.

Status of our Business, Liquidity and Going Concern

We have no source of operating revenue and there is no assurance when we will, if ever.

On June 30, 2017, we had $2.5 million in unrestricted cash and $4.7 million in accounts payable and accrued expense liabilities.  As of the date of this filing, the Company’s trade accounts payable and accrued expenses substantially exceeded our cash balances.  We have no other material commitments other than ordinary operating costs. Our net working capital will not be sufficient to meet our corporate needs and Concession related activities for the year ending June 30, 2018. As of the date of this filing, our substantial working capital deficit, stockholders’ deficit and absence of cash inflows raise substantial doubt about our ability to continue as a going concern.

We are currently pursuing several avenues to raise funds including the signing of a share purchase agreement for the sale of greater than 50% of our stock to CLNG for $6 million (See Note 9). These funds are not sufficient to pay off all of our existing trade debts, therefore, we have engaged in settlement discussions with our creditors. If we are successful in negotiating a settlement with our existing trade creditors, and if we complete the sale of our stock to CLNG, we will be able to pay down a substantial portion of our existing trade debts.  If the transaction with CLNG closes, the net proceeds will not be sufficient to cover current operating expenses and, if the two-year appraisal period in Guinea for which we have applied is granted, will not be sufficient to fund operations for the appraisal program.  To meet any capital and operational needs over the next twelve months, the company will have to raise additional funds through farm-out, debt, or equity financings, which may not be available on acceptable terms to us or at all.

On August 15, 2016, we entered into a Settlement and Release Agreement with Dana Petroleum, PLC (“Dana”), a subsidiary of the Korean National Oil Corporation, and Tullow Guinea Ltd. (“Tullow”) (the “Settlement Agreement”) that returned to us 100% of the interest under the PSC, long-lead item property useful in the drilling of an exploratory well, and $0.7 million in cash, in return for a mutual release of all claims. We also agreed to pay Dana a success fee which is based upon $50,000 per million barrels upon declaration of the certified commercial reserves of the Fatala-1 well, if it resulted in a discovery.

We executed a Second Amendment to the PSC (“Second PSC Amendment”) with the Government of Guinea on September 15, 2016, and received a Presidential decree that gave us a one-year extension to the second exploration period of the PSC to September 22, 2017 (“PSC Extension Period”) and became the designated operator of the Concession.

In addition to clarifying certain elements of the PSC, we agreed in the Second PSC Amendment to drill one exploratory well to a minimum depth of 2,500 meters below the seabed within the PSC Extension Period (the “Extension

Well”) with the option of drilling additional wells. The extension well is the Fatala-1 well.  Fulfillment of this work obligations exempts us from the expenditure obligations during the PSC Extension Period.

In turn, we retained an area equivalent to approximately 5,000-square kilometers in the Guinea offshore waters and took on the obligation to provide the Government of Guinea: (1) A parent company guarantee for the well obligation, (2) monthly progress reports and a reconciliation of budget to actual expenditures, (failure to provide the reports and assurances on a timely basis could result in a notice of termination with a 30-day period to cure), and (3) certain guarantees.

Additionally, we agreed to limit the cost recovery pool to date to our share of expenditures in the PSC since 2009 (estimated to be approximately $165.0 million net to our interest) and began to move into the territory of Guinea the long lead items we received in the Settlement Agreement that are currently stored in Takoradi, Ghana. The movement of approximately $1.6 million of the $4.1 million of equipment was started on January 29, 2017 and was completed on February 5, 2017. Finally, we agreed to allocate and administer a training budget during the PSC Extension Period for the benefit of the Guinea National Petroleum Office of approximately $0.25 million in addition to any unused portion of the training program under Article 10.3 of the PSC. The unused portion of the training program is now estimated to be approximately $0.2 million.

We also agreed to allocate up to a maximum total budget of $120,000 for the actual travel and operating expenses incurred by Guinea for its participation in the management and administration of the Concession, subject to our review of receipts and limited to reimbursement of actual costs. The unused portion of this budget is now estimated to be $22,000.  Finally, we agreed that we would make available for the benefit of Guinea a virtual data room containing all seismic data in our possession relating to relinquished areas. We would not be agents of or work on behalf of Guinea, but would provide, at the request of Guinea during the PSC Extension Period, access to the virtual data room to interested third parties.

On March 30, 2017, we entered into the Farm-out Agreement with SAPETRO. On April 12, 2017 SCS, SAPETRO and Guinea executed a Third Amendment to the PSC (the "Third PSC Amendment") that was subject to the receipt of a Presidential Decree and the closing of the Farm-out Agreement. The Presidential Decree was signed on April 21, 2017 approving the assignment of 50% of SCS' participating interest in the Guinea concession to SAPETRO, and confirmed the two companies' rights to explore for oil and gas on our 5,000-square-kilometer Concession offshore the Republic of Guinea. The contract required that drilling operations in relation to the obligation well Fatala-1 (the "Extension Well") were to begin no later than May 30, 2017 and provided that additional exploration wells may be drilled within the exploration period at the companies' option.

The Third PSC Amendment further reaffirmed clear title of SAPETRO and SCS to the Concession as well as amended the security instrument requirements under the PSC. SCS and SAPETRO agreed to joint and several liability to the Government of Guinea in respect to the PSC.

SAPETRO and SCS further agreed that if SCS were unable to pay its share of any Fatala-1 well costs, SAPETRO could elect to pay for a portion of SCS's Fatala-1 well costs such amount so long as SCS is not in default of either the PSC or the Farmout Agreement. In case SAPETRO had made such payments for a share of SCS's costs of, SCS would have been obligated to assign to SAPETRO a 2% participating interest in the Concession for each $1 million of SCS's costs paid by SAPETRO.

On May 21, 2017, drilling operations commenced upon the Pacific Scirocco drillship entering Guinean continental shelf waters.

The Farmout Agreement was completed between the SCS and SAPETRO on June 2, 2017. Pursuant to the terms of the Farmout Agreement, SCS assigned and transferred to SAPETRO 50% of its 100% gross participating interest in the PSC and executed a Joint Operating Agreement. Upon closing, SAPETRO (i) reimbursed SCS its proportional share of past costs associated with the preparations for the drilling of the Fatala-1 well which amounted to $4.4 million, and (ii) agreed to pay its participating interest's share of future costs in the Concession.

On June 5, 2017, SCS received $4.1 million from SAPETRO in accordance with a Preliminary Closing Statement delivered by SCS, thus completing closing of the Farm-out Agreement and the assignment to SAPETRO of the 50%

participating interest in the PSC, the parties executed a Joint Operating Agreement governing the conduct of operations, and Hyperdynamics executed a parent guaranty of SCS's obligations as required by the Farm-out Agreement. On June 12, 2017, we delivered to SAPETRO a Final Adjustment Statement with the final calculation of past costs incurred by SCS in the amount of $0.7 million. After final review done by SAPETRO the Final Adjustment Statement was submitted to SAPETRO, under which SAPETRO paid to SCS $0.3 million.

On July 12, 2017, we obtained a letter from the Director General of the National Office of Petroleum of Guinea stating that in the event of an oil discovery at the end of the drilling of the Fatala-1 well, the government would have no objection to granting an additional period of two years to enable us to carry out the work of appraisal on the Concession.

On August 11, 2017, the actual drilling of the Fatala well commenced.  The drilling operations were completed following a non-commercial discovery on September 8, 2017, and the Fatala-1 well was plugged and abandoned.

We are awaiting the decision of the Government of Guinea on our appraisal application. There can be no assurance that such application will be approved, or if it is, that it will be on terms acceptable to us. If the Government of Guinea does not approve our appraisal period application, the PSC will have terminated by its terms on September 21, 2017.

As more fully described in Note 6, between March 17 and April 26, 2017, we held four closings of a private placement offering (the “Series A Offering”) of an aggregate of 1,951 Units of our securities, at a purchase price of $1,000 per Unit. Each “Unit” consisted of (i) one share of the Company’s 1% Series A Convertible Preferred Stock, with a stated value of $1,040 per share (“Stated Value”), and (ii) a warrant (the “Series A Investor Warrant”) to purchase 223 shares of the Company’s common stock, exercisable from issuance until March 17, 2019, at an exercise price of $3.50 per share (subject to adjustment in certain circumstances). At the closings, we issued to the subscribers an aggregate of: (i) 1,951 Units of Series A Preferred Stock and (ii) the Series A Investor Warrants to purchase an aggregate of 435,073 shares of common stock.

The Company received an aggregate of approximately $2.0 million in gross cash proceeds, before deducting placement agent fees and expenses, legal, accounting and other fees and expenses, in connection with the sale of the Units in the Series A Offering.  Katalyst Securities, LLC was engaged by the Company as placement agent (the “Placement Agent”) for the Series A Offering, on a reasonable best effort basis. We paid the Placement Agent a total of $0.2 million of cash fees and issued to the Placement Agent or its designees warrants (the “Placement Agent Warrants”) to purchase an aggregate of 51,650 shares of common stock.

On June 5, 2017, we held a closing of a private placement offering (the "Common Unit Offering") of an aggregate of 4,335,625 Units of our securities, at a purchase price of $1.46 per Unit. Each "Unit" consisted of (i) one share of our common stock, and (ii) a warrant (the "Common Unit Investor Warrant") to purchase three quarters (3/4) of a share of the Company's common stock, exercisable for two years from issuance, at an exercise price of $1.825 per whole share (subject to adjustment in certain circumstances). At the closing, we issued to the subscribers an aggregate of: (i) 4,335,625 shares of common stock and (ii) Common Unit Investor Warrants to purchase an aggregate of 3,251,726 shares of common stock. The Company received an aggregate of approximately $6.3 million in gross cash proceeds, before deducting placement agent fees and expenses, legal, accounting and other fees and expenses, in connection with the sale of the Units. The Company engaged Katalyst Securities, LLC as Placement Agent for the Common Unit Offering, on a reasonable best effort basis.  At that closing, we paid the Placement Agent $0.6 million of cash fees and issued to the Placement Agent or its designees warrants (“Common Unit Placement Agent Warrants’) to purchase an aggregate of 303,502 shares of common stock.

On October 8, 2017, SAPETRO and Hyperdynamics agreed to a settlement of all of SAPETRO’s remaining obligations under the PSC and JOA for a payment to us of $4,924,000.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and expenses at the balance sheet date and for the period then ended. We believe our estimates and assumptions are reasonable; however, such estimates and assumptions are subject to a number of risks and uncertainties that may cause actual results to differ materially from such estimates. Significant estimates and assumptions underlying these financial statements include:

•	estimates in the calculation of share-based compensation expense,
•	estimates in the value of our warrants derivative liability,
•	estimates made in our income tax calculations,
•	estimates in the assessment of current litigation claims against the company, and
•	estimates and assumptions involved in our assessment of unproved oil and gas properties for impairment.

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

The calculation of the Full-Cost Ceiling Test is based on estimates of proved reserves. There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting the future rates of production, timing, and plan of development. The accuracy of any reserves estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Results of drilling, testing, and production subsequent to the date of the estimate may justify revision of such estimates. Accordingly, reserves estimates are often different from the quantities of oil and natural gas that are ultimately recovered. We have no proved reserves. We recognized a $13.3 million and $14.3 million Full-Cost Ceiling test write-down in the years ended June 30, 2017 and June 30, 2016, respectively.

Property and Equipment, other than Oil and Gas

Property and equipment are stated on the basis of historical cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, generally three to five years.

Income Taxes

We account for income taxes in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, “Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the tax and financial reporting basis of assets and liabilities and for loss and credit carryforwards. Valuation allowances are provided when recovery of deferred tax assets is not considered likely.

Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon ultimate settlement. Unrecognized tax benefits are tax benefits claimed in our tax returns that do not meet these recognition and measurement standards. As of June 30, 2017 and 2016, the Company has unrecognized tax benefits totaling $5.5 million.

Our policy is to recognize potential accrued interest and penalties related to unrecognized tax benefits within income tax expense.  For the years ended June 30, 2017 and 2016, we did not recognize any interest or penalties in our consolidated statements of operations, nor did we have any interest or penalties accrued on our consolidated balance sheets at June 30, 2017 and 2016 relating to unrecognized benefits.

The tax years 2011-2016 remain open to examination for federal income tax purposes and by the other major taxing jurisdictions to which we are subject.

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

All potential dilutive securities, including potentially dilutive options, warrants and convertible securities, if any, were excluded from the computation of dilutive net loss per common share for the years ended June 30, 2017, and 2016, respectively, as their effects are antidilutive due to our net loss for those periods.

Stock options to purchase approximately 1.1 million common shares at an average exercise price of $3.19 were outstanding at June 30, 2017. Using the treasury stock method, had we had net income, approximately 25 thousand common shares attributable to our outstanding stock options would have been included in the fully diluted earnings per share for the year ended June 30, 2017.

Stock options to purchase approximately 1.0 million common shares at an average exercise price of $7.43 were outstanding at June 30, 2016. Using the treasury stock method, had we had net income, approximately 25 thousand common shares attributable to our outstanding stock options would have been included in the fully diluted earnings per share for the year ended June 30, 2016.

There were 1,791 Series A Preferred Stock units that were convertible at June 30, 2017.  Using the treasury stock method, had we had net income, approximately 1,545,776 common shares attributable to our outstanding Series A Preferred Stock would have been included in the fully diluted earnings per share for the year ended June 30, 2017.  There were no Series A Preferred Stock Units outstanding at June 30, 2016.

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

We determined a fair value of the well construction equipment material (Level 3 fair value measurement) that we received at the time of our legal settlement with Tullow and Dana. The fair value estimate was based on the combination of cost and market approaches taking into consideration a number of factors, which included but were not limited to the original cost and the condition of the material and demand for steel and tubulars at the time of measurement.  As discussed further below the fair value of the warrants derivative liability was determined using the Binomial Option Pricing Model. The warrants derivative liability is carried on the balance sheet at its fair value. Significant Level 3 inputs used to calculate the fair value of the warrants include expected volatility, risk-free interest rate and expected dividends.

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  The Company has determined that Investor Warrants and Placement Agent Warrants issued in March, April, and June 2017 qualify as derivative financial instruments.  These warrant agreements include provisions designed to protect holders from a decline in the stock price (‘down-round’ provision) by reducing the exercise price of warrants in the event we issue equity shares at a price lower than the exercise price of the warrants.  Such down-round provisions were triggered upon issuance of our common shares in June 2017 and the exercise price of investor warrants associated with preferred stock was adjusted down accordingly and reflected in fair value measurement of such warrants as of June 30, 2017.  These warrants are considered derivative liabilities and as such, are recorded at fair value at date of issuance and at each reporting date.  The change in the fair value of derivative instruments during the period is recorded in earnings as “Other income (expense) — Gain (loss) on change in warrants derivative liability.” As such, we recorded an unrealized gain on the change in value of warrants derivative liability of $0.7 million to account for the change in fair value of our derivative liability compared to amount at issuance.  We had no warrant derivative liability as of June 30, 2016.

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2017 (in thousands):

	Carrying
	Value at	Fair Value Measurement at June 30, 2017
	June 30, 2017	Level 1	Level 2	Level 3
Warrants derivative liability	$2,030	$—	$—	$2,030

 Summary information regarding the warrant derivative liability as of June 30, 2017 (in thousands):

Warrant Derivative Liability
Warrant derivative liability as of June 30, 2016	$ -
Liabilities incurred	2,735
Unrealized gain	(705)
Warrant derivative liability as of June 30, 2017	$ 2,030

The following describes some of the key inputs into our fair value model as it relates to valuation of warrants.

Expected Volatility

The expected stock price volatility for the Company’s common stock was estimated by taking the average of the observed volatility of industry peers based on daily price observations. Industry peers consist of several public companies in the Company’s industry. The Company intends to continue to consistently apply this process using the same or similar public companies until a statistically significant amount of historical information regarding the volatility of its own share price becomes available, or unless circumstances change such that the identified companies are no longer similar to the Company, in which case, more suitable companies whose share prices are publicly available would be used in the calculation.

Risk-Free Interest Rate

The risk-free interest rate is based on the zero-coupon U.S. Treasury notes.

Expected Dividend Yield

The Company does not anticipate paying any dividends on the common stock in the foreseeable future and, therefore, uses an expected dividend yield of zero in the Binomial Option Pricing Model.

Foreign currency gains and losses from current operations

In accordance with ASC Topic 830, Foreign Currency Matters, the functional currency of our international subsidiaries is the U.S. Dollar. Gains and losses from foreign currency transactions arising from operating assets and liabilities are included in general, administrative and other operating expense, have not been significant.

New Accounting Pronouncements

In July 2017, the FASB issued Update No. 2017-11—Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. For public business entities, the amendments in Part I of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For all other entities, the amendments in Part I of this Update are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted for all entities, including adoption in an interim period.  The Company has determined that Investor Warrants and Placement Agent Warrants issued in fiscal year 2017 qualify as derivative financial instruments.  These warrant agreements include provisions designed to protect holders from a decline in the stock price (‘down-round’ provision) by reducing the exercise price of warrants in the event we issue equity shares at a price lower than the exercise price of the warrants.  As a result of this down-round provision, these warrants are considered derivative liabilities and as such, are recorded at fair value at date of issuance and at each reporting date.  Change in fair value of derivative instruments during the period are recorded in earnings as “Other income (expense) — Gain (loss) on warrants derivative liability.”   The Company is in the process of evaluating this new update and whether to early adopt this amendment.

In August 2014, the FASB issued ASU No. 2014-15 “Presentation of Financial Statements: Going Concern (Subtopic 205-40)” which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if “conditions or events raise substantial doubt about the entity’s ability to continue as a going concern.” The guidance applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter. The adoption of ASU 2014-15 did not have a material effect on the Company’s Consolidated Financial Statements and has been disclosed in this Form 10-K.  Please refer to Note 1in reference to management’s discussion regarding the conclusion about substantial doubt of the Company’s ability to continue as a going concern and management’s plans for remediation.

Subsequent Events

The Company evaluated all subsequent events from June 30, 2017 through the date of issuance of these financial statements.  See Note 9.

2. PROPERTY AND EQUIPMENT

A summary of property and equipment as of June 30, 2017 and 2016 is as follows:

		June 30,
(in thousands)	Useful Life	2017	2016
Computer equipment and software	3 years	$1,319	$1,285
Office equipment and furniture	5 years	307	307
Leasehold improvements	3 years	534	534
Total Cost		2,160	2,126
Less - Accumulated depreciation		(2,109)	(2,075)
		$51	$51

We review assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. As of June 30, 2017 and 2016, there were no impairments of property and equipment.

3. INVESTMENT IN OIL AND GAS PROPERTIES

Investment in oil and gas properties consists entirely of our Guinea Concession in offshore West Africa. We owned a 37% participating interest in our Guinea Concession prior to the relinquishment of a 40% share owned by Tullow and a 23% interest owned by Dana.  On June 2, 2017, we completed the sale of a 50% gross interest to SAPETRO.  On September 19, 2017, SAPETRO notified us that it did not wish to participate in the application for the two-year appraisal program and formally withdrew from the Joint Operating Agreement (“JOA”) and PSC on September 20, 2017. On the basis of a five-meter calculated hydrocarbon pay zone encountered in the Fatala-1 well, we applied for a two-year appraisal period on a 100% basis on September 19, 2017 and we are awaiting the decision of the Government of Guinea on our appraisal application. If the Government of Guinea does not approve our appraisal period application, the PSC will have terminated by its terms on September 21, 2017.

Guinea Concession

We have been conducting exploration work related to offshore Guinea since 2002. On September 22, 2006, we entered into the PSC with Guinea. Under that agreement, we were granted certain exclusive contractual rights to explore and exploit offshore oil and gas reserves, if any, off the coast of Guinea. We refer to the rights to the offshore area subject to the Concession as the "Contract Area."

On March 25, 2010, we entered into the First PSC Amendment with Guinea. In May 2010, the government of Guinea issued a Presidential Decree approving the PSC, as amended by the First PSC Amendment. The First PSC Amendment clarified that we retained a Contract Area of approximately 25,000 square kilometers or 30% of the original Contract Area under the PSC. The First PSC Amendment required that an additional 25% of the retained Contract Area be relinquished by September 21, 2013 as part of the renewal of the second exploration period. As of June 30, 2016, the Contract Area was 18,750 square kilometers. Under the terms of the First PSC Amendment, the first exploration period ended and the second exploration period began on September 21, 2010. The second exploration period ran until September 2013, at which point it was renewed to September 2016.

The First PSC Amendment required the drilling of an exploration well, which had to be commenced by year-end 2011 and drilled to a minimum depth of 2,500 meters below seabed. This requirement was satisfied with the drilling of the Sabu-1 well which was commenced during October of 2011 and reached the minimum depth of 2,500 meters below the seabed in February of 2012. It also required the acquisition of at least 2,000-square kilometers of 3D seismic data which was satisfied by the 3,600-square kilometer seismic acquisition in 2010-2011. To satisfy the September 2013-2016 work requirement, the Consortium is required to commence drilling of an additional exploration well by the end of September 2016, to a minimum depth of 2,500 meters below seabed. We spent approximately $200 million fulfilling work obligations under the PSC through fiscal 2016.

Under the First PSC Amendment, Guinea may participate in development of any discovery at a participating interest of up to 15% of costs being carried for its share. The cost of that carry is to be recovered out of 62.5% of Guinea's share of cost and profit oil.  It also required the establishment of an annual training budget for the benefit of Guinea's oil industry personnel, and obligated the Consortium to pay an annual surface tax of $2.00 per square kilometer on the retained Concession acreage. The First PSC Amendment further provided that should the Guinea government note material differences between provisions of the First PSC Amendment and international standards or the Petroleum Code, the parties will renegotiate the relevant articles.

On September 15, 2016, we executed the Second PSC Amendment in which we received a one (1) year extension to the second exploration period of the PSC to September 21, 2017 and confirmed that we are the holder of a 100% interest in the Concession following the official withdrawal by Tullow and Dana on August 15, 2016. The Second PSC Amendment became effective upon the receipt of a Presidential Decree on September 22, 2016.

We executed a Second Amendment to the PSC ("Second PSC Amendment") on September 15, 2016, and received a Presidential Decree on September 22, 2016 that gave us a one-year extension to the second exploration period of the PSC to September 22, 2017 ("PSC Extension Period") and became the designated Operator of the Concession.

In addition to clarifying certain elements of the PSC, we agreed in the Second PSC Amendment to drill one exploratory well to a minimum depth of 2,500 meters below the seabed within the PSC Extension Period (the "Extension Well") with a projected commencement date of May 2017 and the option of drilling additional wells. Fulfillment of the work obligations exempts us from the expenditure obligations during the PSC Extension Period.

In turn, we retained an area equivalent to approximately 5,000 square kilometers in the Guinea offshore waters and were obliged to provide the Government of Guinea: (1) A parent company guarantee for the well obligation, (2) monthly progress reports and a reconciliation of budget to actual expenditures, (failure to provide the reports and assurances on a timely basis could result in a notice of termination with a 30-day period to cure), and (3) certain guarantees to Guinea.

For the purposes of calculation for this clause (Article 4 of the PSC), however, only costs spent for services and goods provided in Guinea were to be taken into account until the drilling rig to be used in the drilling of the Extension Well is located in the territorial waters of the Republic of Guinea.

Additionally, we agreed to limit the cost recovery pool to that date to our share of expenditures in the PSC since 2009 (estimated to be approximately $165,000,000 net to our interest).  Finally, we agreed to allocate and administer a training budget during the PSC Extension Period for the benefit of the Guinea National Petroleum Office of $250,000 in addition to any unused portion of the training program under Article 10.3 of the PSC. The unused portion of the training program is now estimated to be approximately $221,000.

We also agreed to allocate up to a maximum total budget of $120,000 for the actual travel and operating expenses incurred by Guinea for its participation in the management and administration of the Concession, subject to our review of receipts and limited to reimbursement of actual costs. The unused portion of this budget is now estimated to be $22,000.  Finally, we agreed that we would make available for the benefit of Guinea a virtual data room containing all seismic data in our possession relating to relinquished areas. We would not be agents of or work on behalf of Guinea, but would provide, at the request of Guinea during the PSC Extension Period, access to the virtual data room to interested third parties.

On March 30, 2017, we entered into the Farm-out Agreement with SAPETRO. On April 12, 2017 SCS, SAPETRO and Guinea executed a Third Amendment to the PSC (the "Third PSC Amendment") that was subject to the receipt of a Presidential Decree and the closing of the Farm-out Agreement. The Presidential Decree was signed on April 21, 2017 approving the assignment of 50% of SCS' participating interest in the Guinea concession to SAPETRO, and confirmed the two companies' rights to explore for oil and gas on our 5,000-square-kilometer Concession offshore the Republic of Guinea. The contract required that drilling operations in relation to the obligation well Fatala-1 (the "Extension Well") were to begin no later than May 30, 2017 and provided that additional exploration wells may be drilled within the exploration period at the companies' option.

The Third PSC Amendment further reaffirmed clear title of SAPETRO and SCS to the Concession as well as amended the security instrument requirements under the PSC. SCS and SAPETRO agreed to joint and several liability to the Government of Guinea in respect to the PSC.

SAPETRO and SCS further agreed that if SCS were unable to pay its share of any Fatala-1 well costs, SAPETRO could elect to pay for a portion of SCS's Fatala-1 well costs such amount so long as SCS is not in default of either the PSC or the Farmout Agreement. In case SAPETRO had made such payments for a share of SCS's costs of, SCS would have been obligated to assign to SAPETRO a 2% participating interest in the Concession for each $1 million of SCS's costs paid by SAPETRO.

On May 21, 2017, drilling operations commenced upon the Pacific Scirocco drillship entering Guinean continental shelf waters.

The Farmout Agreement was completed between the SCS and SAPETRO on June 2, 2017. Pursuant to the terms of the Farmout Agreement, SCS assigned and transferred to SAPETRO 50% of its 100% gross participating interest in the PSC and executed a Joint Operating Agreement. Upon closing, SAPETRO (i) reimbursed SCS its proportional share of past costs associated with the preparations for the drilling of the Fatala-1 well which amounted to $4.4 million, and (ii) agreed to pay its participating interest's share of future costs in the Concession.

On June 5, 2017, SCS received $4.1 million from SAPETRO in accordance with a Preliminary Closing Statement delivered by SCS, thus completing closing of the Farm-out Agreement and the assignment to SAPETRO of the 50% participating interest in the PSC, the parties executed a Joint Operating Agreement governing the conduct of operations, and Hyperdynamics executed a parent guaranty of SCS's obligations as required by the Farm-out Agreement. On June 12, 2017, we delivered to SAPETRO a Final Adjustment Statement with the final calculation of past costs incurred by SCS in the amount of $0.7 million. After final review done by SAPETRO the Final Adjustment Statement was submitted to SAPETRO, under which SAPETRO paid to SCS $0.3 million.

On July 12, 2017, we obtained a letter from the Director General of the National Office of Petroleum of Guinea stating that in the event of an oil discovery at the end of the drilling of the Fatala-1 well, the government would have no objection to granting an additional period of two years to enable us to carry out the work of appraisal on the Concession.

On August 11, 2017, the actual drilling of the Fatala well commenced.  The drilling operations were completed on September 8, 2017 and the Fatala-1 well was plugged and abandoned.

We applied to the government of Guinea for a two-year appraisal program of the Concession pursuant to Article 3.7 of our PSC on a 100% basis following SAPETRO’s vote by notice not to participate in the appraisal application.  SAPETRO formally exited from the  JOA and the PSC on September 20, 2017.

We are awaiting the decision of the Government of Guinea on our appraisal application. There can be no assurance that such application will be approved, or if it is, that it will be on terms acceptable to us. If the Government of Guinea does not approve our appraisal period application, the PSC will have terminated by its terms on September 21, 2017.

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

We exclude capitalized costs of unproved oil and gas properties from amortization until evaluated. Geological and geophysical information pertaining to the Guinea concession was collected and evaluated and no reserves have been attributed to the Concession. In February 2012, we completed the drilling of the Sabu-1 well, which was determined to be non-commercial. As a result, we evaluated certain geological and geophysical related costs in unproved properties along with the drilling costs of the Sabu-1 well totaling $116.8 million and determined that these properties were subject to the Full-Cost Ceiling Test. As we have no proved reserves to include in the Full-Cost Ceiling Test, the entire $116.8 million resulted in a Full-Cost Ceiling Test write-down of our unproved oil and gas properties. At June 30, 2016, based on our impairment assessment, we fully impaired the $14.3 million of unproved oil and gas properties. This impairment assessment was based on the continued impasse by our members of the Consortium to resume petroleum operations and drill the next exploration obligation well, which needed to be commenced by the end of September 2016, and our inability to get interim injunctive relief from the American Arbitration Association requiring Tullow and Dana to join with SCS in the negotiation of an acceptable amendment to the PSC and to agree to a process that would result in the execution of the amendment which we hoped would have led to the resumption of petroleum operations. Thus, we believed all legal measures to require Tullow and Dana to drill the planned exploration well had been exhausted.  In fiscal year 2017, we impaired unproven oil and gas properties due to uncertainties surrounding the ability of the Company to continue operations and following the determination of non-commerciality of the Fatala-1 well ultimately fully impaired unproven oil and gas properties.

The following table provides detail of total capitalized costs for our Guinea Concession as of June 30, 2017 and 2016 (in thousands):

	June 30,	June 30,
	2017	2016
Oil and Gas Properties:
Unproved oil and gas Properties	$—	$—

4. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of June 30, 2017 and 2016 include the following (in thousands):

	2017	2016

Accounts payable – trade	$4,010	$1,361
Other Accrued	672	382
	$4,682	$1,743

5. INCOME TAXES

Federal Income taxes are not currently due since Hyperdynamics has had losses since inception. Components of deferred tax assets as of June 30, 2017 and 2016 are as follows (in thousands):

	2017	2016
Current deferred tax assets:
Other current deferred tax assets	$—	$—
Total current temporary differences	—	—
Less: valuation allowance	—	—
Net current deferred tax assets	$—	$—

Non-current deferred tax assets
Stock compensation	$2,470	$2,464
Property and Equipment	15	69
Oil and gas properties	13,582	21,504
Capital loss	144	144
Other	111	—
Total non-current deferred tax assets	$16,322	$24,181
Non-current deferred tax liabilities
Property and Equipment	—	—
Net operating losses	40,281	36,138
	56,603	60,319
Less: valuation allowance	(56,603)	(60,319)
Net non-current deferred tax assets (liabilities)	$—	$—

Deferred tax assets have been fully reserved due to determination that it is more likely than not that the Company will not be able to realize the benefit from them. In accordance with generally accepted accounting principles, no deferred income tax asset has been recognized for the $130 million excess of the income tax basis in SCS, the Company’s Cayman Island operating subsidiary, over the book basis of the subsidiary.  This potential tax benefit will only be fully realized if the subsidiary or the Concession is sold at a taxable gain, subject to potential tax limitations.

Hyperdynamics has U.S. net operating loss carryforwards of approximately $127.4 million at June 30, 2017.  The U.S. net operating losses contain excess tax benefits related to stock compensation in the amount of $2.2 million which have not been included in the financial statements.

Internal Revenue Code Section 382 restricts the ability to use these carryforwards whenever an ownership change, as defined, occurs. Hyperdynamics incurred such an ownership change on January 14, 1998 and again on June 30, 2001.  As a result of the first ownership change, Hyperdynamics’ use of net operating losses as of January 14, 1998, of $0.9 million, is restricted to $0.2 million per year. The availability of losses from that date through June 30, 2001 of $3.3 million is restricted to $0.8 million per year.

The Company underwent a restructuring during fiscal 2012 that removed approximately $13.3 million of net operating losses from the U.S. consolidated tax return.  It is unlikely that the entity where these net operating losses reside will ever generate U.S. taxable income sufficient to utilize any of these losses.  Due to the existence of the valuation allowance, it is not expected that any possible limitation will have an impact on the results of operations or financial position of the Company. The U.S. net operating loss carryforwards expire from 2020 to 2035.

The difference between the statutory tax rates and our effective tax rate is primarily due to the valuation allowance applied against our deferred tax assets generated by net operating losses. A reconciliation of the actual taxes to the U.S. statutory tax rate for the years ended June 30, 2017 and 2016 is as follows (in thousands):

	2017	2016
Income tax (benefit) at the statutory federal rate (35%)	$(7,534)	$(7,996)
Increase (decrease) resulting from nondeductible stock compensation	38	56
Foreign Rate Differential	(330)	914
Disallowed foreign capital loss	12,136	—
Derivative loss	(247)	35
Other, net	(323)	—
Change in valuation allowance	(3,740)	6,991
Net income tax expense	$—	$—

The following table summarizes the activity related to our gross unrecognized tax benefits from July 1, 2015 to June 30, 2017 (in thousands):

Federal, State and
Foreign Tax
(In thousands)
Balance at July 1, 2015	$5,485
Additions to tax positions related to the current year	—
Additions to tax positions related to prior years	—
Statute expirations	—
Balance at June 30, 2016	$5,485
Additions to tax positions related to the current year	—
Additions to tax positions related to prior years	—
Statute expirations	—
Balance at June 30, 2017	$5,485

The total unrecognized tax benefits that, if recognized, would affect our effective tax rate was $5,485,000 for the years ended June 30, 2017 and June 30, 2016.

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

6. SHAREHOLDERS’ EQUITY

Preferred Stock issuances

Series A Preferred Stock Offering

On March 17, 2017, we held the first closing of the Series A Offering of 680 Units of our securities, at a purchase price of $1,000 per Unit and on March 28, 2017, we consummated a second closing of the Series A Offering and issued and sold an additional 511 Units of our securities, at a purchase price of $1,000 per Unit.  On April 18, 2017, we consummated a third closing of the Series A Offering and issued and sold additional 710 Units of our securities, at a purchase price of $1,000 per Unit. On April 26, 2017, we consummated a fourth closing of the Series A Offering and issued and sold additional 50 Units of our securities at a purchase price of $1,000 per Unit.  Each “Unit” consisted of (i) one share of the Company’s Series A Preferred Stock, and (ii) the Series A Investor Warrant.

We entered into subscription agreements for the Units (the “Subscription Agreements”) with certain accredited investors (as such term is defined in the Rule 501 under the Securities Act of 1933, as amended (the “Securities Act”) (the “Subscribers”).  The subscription agreements contained customary representations and warranties of the Company and the Subscribers, and indemnification of the Company and the Placement Agent by the Subscribers.

The Company received an aggregate of approximately $2.0 million in gross cash proceeds, before deducting placement agent fees and expenses, legal, accounting and other fees and expenses, in connection with the sale of the Units. The Company used the net proceeds of approximately $1.6 million from the sale of the Units for general corporate purposes and to further its business interests in the Republic of Guinea, including, but not limited to the drilling of an exploration well on the Company’s offshore Concession.

At the March 17, 2017 closing, we issued to the Subscribers an aggregate of: (i) 680 Units of Series A Preferred Stock and (ii) Series A Investor Warrants to purchase an aggregate of 151,640 shares of common stock and at the March 28, 2017 closing we issued to the Subscribers an aggregate of (i) 511 Units of Series A Preferred Stock and (ii) Series A Investor Warrants to purchase an aggregate of 113,953 shares of common stock.  At the April 18, 2017 closing, we issued to the Subscribers an aggregate of (i) 710 shares of Series A Preferred Stock and (ii) Series A Investor Warrants to purchase an aggregate of 158,330 shares of common stock. At the April 26, 2017 closing, we issued to the Subscribers an aggregate of (i) 50 shares of Series A Preferred Stock and (ii) Series A Investor Warrants to purchase an aggregate of 11,150 shares of Common Stock.

Subscribers in the Offering had an option (the “Subscriber Option”) to purchase their pro rata share of up to an aggregate of $3,000,000 in additional Units following the effective date of the registration statement registering for resale the shares of Common Stock issuable upon conversion of the Series A Preferred Stock and exercise of the Investor Warrants and Placement Agent Warrants, which we filed on May 1, 2017 and amended on May 18, 2017, June 7, 2017, and June 20, 2017.  See Note 9 for the subscriber option exercises.

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

•

The conversion price per share of common stock in either event is the lesser of (i) $2.75 per share (subject to adjustment in certain circumstances), or (ii) 80% of the lowest closing price during 21 consecutive trading days ending on the trading day immediately prior to the conversion date, subject to a floor of $0.25 per share (which floor is subject to “full ratchet” adjustment in certain circumstances if we issue Common Stock (or Common Stock equivalents) in the aggregate amount of not less than $1.0 million at a price below $0.25 per share of Common Stock, and to proportionate adjustment in certain other circumstances).

•	Except in certain limited circumstances affecting the rights of the holders of Series A Preferred Stock or as required by law, holders of the Series A Preferred Stock will not have voting rights.

•

Until the date that is six months following the date of the closing, the Company will not authorize or create any class of stock ranking as to dividends, redemption or distribution of assets upon a liquidation senior to the Series A Preferred Stock, without the consent of holders of no less than 66 2/3 % of the then-outstanding shares of Series A Preferred Stock.

We also agreed in the Subscription Agreements that until the date that is 12 months following the closing, we will not create or allow to be created any security interest, lien, charge or other encumbrance on any of our or our subsidiaries’ rights under or interests in the PSC, as amended, that secures the repayment of indebtedness of the Company or any of its subsidiaries for money borrowed.

The Company engaged Katalyst Securities, LLC as Placement Agent for the Series A Offering, on a reasonable best effort basis.  We agreed to pay to the Placement Agent (and any sub agent) a cash commission of 9% of the gross purchase price paid by the Subscribers for the Units (including for Units that may be issued upon exercise of the Subscriber Option), and to issue to the Placement Agent (and any sub agent) warrants to purchase a number of shares of common stock equal to 7% of the number of shares of common stock initially issuable upon conversion of the shares of Series A Preferred Stock at a fixed price of $2.75 per share contained in the Units sold in Series A Offering (including Units that may be issued upon exercise of the Subscriber Option), at the exercise price of $3.00 per share (the “Placement Agent Warrants”).

We also agreed to reimburse the Placement Agent for certain expenses related to the Series A Offering.  At the March 17, 2017 closing, we paid the Placement Agent $61,200 of cash fees and issued to the Placement Agent or its designees Placement Agent Warrants to purchase an aggregate of 18,002 shares of common stock.  At the March 28, 2017 closing, $45,990 of cash fees were paid and Placement Agent Warrants to purchase an aggregate of 13,528 shares of common stock were issued to the Placement Agent or its designees.  In conjunction with the April 18, 2017 and April 26, 2017 closing, we paid the Placement Agent $68,400 of cash fees and issued to the Placement Agent or its designees Placement Agent Warrants to purchase an aggregate of 20,120 shares of common stock. The Placement Agency Agreement between the Company and the Placement Agent contains customary representations, warranties and covenants of and indemnifications by the parties.

Series A Investor Warrants – Series A Offering

The exercise price is subject to weighted average anti-dilution provisions. The Series A investor warrants are exercisable at any time at the option of the holder until the second annual anniversary of the first closing of the financing which was March 17, 2017.

The combined fair value of the Series A investor warrants is estimated to be $0.1 million as of June 30, 2017. The following are weighted average assumptions:

June 30,
2017

Expected term (in years)	1.75
Expected volatility%	75%
Risk-free interest rate%	1.34%
Expected dividend yield%	—%

Placement Agent Warrants – Series A Offering

As part of the placement agent’s fees, the Placement Agent received warrants to purchase 51,650 shares of the Company’s stock at the exercise price of $3.00 per share in connection with these four closings of the Series A Offering. The exercise price is subject to weighted average anti-dilution provisions. The Placement Agent Warrants are exercisable at any time at the option of the holder until the second annual anniversary of the first closing of the financing which was March 17, 2017.

The Company estimated the aggregate fair value of the Series A warrants issued to the placement agent to be $15,029 as of June 30, 2017. The fair value of placement agent warrants which was not material at the issuance date, was considered part of total equity issuance cost and allocated between reduction to additional paid-in capital and expense based on relative values of investor warrants and preferred stock relative to proceeds from issuance.

The Series A Placement Agent Warrants were valued using the following weighted average assumptions:

June 30,
2017

Expected term (in years)	1.75
Expected volatility%	75%
Risk-free interest rate%	1.34%
Expected dividend yield%	—%

The Series A Investor Warrants and the Placement Agent Warrants have provisions for the “weighted average” adjustment of their exercise price in the event that we issue shares of common stock (or common stock equivalents) for a consideration per share less than the exercise price then in effect, subject to certain exceptions.

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

Beneficial Conversion Feature

For the March 17, 2017 and the March 28, 2017 closing of the Series A Offering, the Company determined that the conversion feature in the Preferred Stock represented a beneficial conversion feature. The fair value of the common stock ranging from $1.60 to $1.75 per share on the Commitment Dates was greater than the effective conversion price of $0.47 per share of common stock, representing a beneficial conversion feature of $2.6 million in aggregate. Since the intrinsic value of the beneficial conversion feature is greater than the proceeds allocated to the convertible instrument, the amount of the reduction (the “Discount”) assigned to the beneficial conversion feature was limited to the amount of the proceeds allocated to the convertible instrument. A total of $1.2 million was recorded as the Discount to additional paid-in capital. The Discount resulting from the allocation of value to the beneficial conversion feature is required to be amortized on a non-cash basis from the issuance date over a six-month period, or fully amortized upon an accelerated date of redemption or conversion, and recorded as a preferred dividend.

For the April 18, 2017 and the April 26, 2017 closing of the Series A Offering, the Company determined that the conversion feature in the Preferred Stock represented a beneficial conversion feature. The fair value of the common stock ranging from $1.46 to $1.75 per share on the Commitment Dates was greater than the effective conversion price of $0.80 to $0.87 per share of common stock, representing a beneficial conversion feature of $0.5 million in aggregate. A total of $0.7 million was recorded as the Discount to additional paid-in capital. The Discount resulting from the allocation of value to the beneficial conversion feature is required to be amortized on a non-cash basis from the issuance date over a six-month period, or fully amortized upon an accelerated date of redemption or conversion, and recorded as a preferred dividend.

The S-1 Registration Statement (SEC File No. 333-217577) that we filed on May 1, 2017 and subsequently amended on May 18, 2017, June 7, 2017, and June 20, 2017, and which was declared effective by the SEC on June 22, 2017, triggered the full amortization of the beneficial conversion feature for the quarter and year ended June 30, 2017.  Accordingly, a preferred dividend of $1.5 million was recorded as a reduction to additional paid in capital since the Company has no retained earnings.

Common Stock issuances

Shares issued for services

In consideration for the Drilling Contract Amendment and taking into account certain significant costs incurred by Pacific Scirocco while waiting for SCS to agree terms of the Farm-out Agreement with SAPETRO and the Third Amendment to the Production Sharing Contract between SCS and the Government of the Republic of Guinea, the Company agreed to issue to Pacific Drilling Operations a number of shares of our common stock equal to $1.0 million divided by the volume-weighted average price for the ten trading days preceding the date of the agreement, which was June 2, 2017. Under this agreement the issuance price was calculated at $1.761 per share, and 567,859 unregistered shares of our common stock were delivered to Pacific Drilling Operations within 10 business days.

Conversion of Series A Preferred Stock

During the year ended June 30, 2017, a total of 135,625 shares of common stock were issued upon the conversion of 160 shares of Series A Preferred Stock.

Common Unit Offering

On June 5, 2017, the Company held a first closing of the Common Unit Offering of 4,335,625 Units of our securities, at a purchase price of $1.46 per Unit.

The Company received an aggregate of approximately $6.3 million in gross cash proceeds, before deducting placement agent fees and expenses, legal, accounting and other fees and expenses, in connection with the sale of the Units.

Katalyst Securities, LLC, was engaged by the Company as Placement Agent for the Common Unit Offering, on a reasonable best effort basis. We agreed to pay to the Placement Agent (and any sub agent) a cash commission of 9% of the gross purchase price paid by the Subscribers for the Units, and to issue to the Placement Agent (and any sub agent) warrants to purchase a number of shares of common stock equal to 7% of the number of shares of common stock contained in the Units sold in the Common Unit Offering, at the exercise price of $1.825 per share (the "Common Unit Placement Agent Warrants"). We also agreed to reimburse the Placement Agent for certain expenses related to the Common Unit Offering. We paid the Placement Agent a total of $0.6 million of cash fees and issued to the Placement Agent or its designees Common Unit Placement Agent Warrants to purchase an aggregate of 303,502 shares of common stock.

Investor Warrants -  Common Unit Offering

As part of the Common Unit Offering, each "Unit" consisted of (i) one share of our common stock, and (ii) (the Common Unit Investor Warrant to purchase three quarters (3/4) of a share of our common stock, exercisable for two years from issuance, at an exercise price of $1.825 per whole share (subject to adjustment in certain circumstances). We entered into subscription agreements (the “Subscription Agreements”) for the Units with certain accredited investors (as such term is defined in the Rule 501 under the Securities Act). The Subscription Agreements contained customary representations and warranties of the Company and the subscribers, and indemnification of the Company and the Placement Agent by the subscribers.  At that closing, we issued to the subscribers an aggregate of: (i) 4,335,625 shares of common stock and (ii) Common Unit Investor Warrants to purchase an aggregate of 3,251,726 shares of common stock.

The exercise price is subject to weighted average anti-dilution provisions. The Common Unit Investor Warrants are exercisable at any time at the option of the holder until the second annual anniversary of the common unit closing of the financing which was June 5, 2017.

The fair value of the Common Unit Investor Warrants is estimated to be $1.7 million as of June 30, 2017.  The following are weighted average assumptions:

June 30,
2017

Expected term (in years)	1.93
Expected volatility%	76%
Risk-free interest rate%	1.37%
Expected dividend yield%	—%

Placement Agent Warrants – Common Unit Offering

As part of the placement agent’s fees, the Placement Agent received Common Unit Placement Agent Warrants to purchase 303,502 shares of the Company’s stock at the exercise price of $1.825 per share. The exercise price is subject to weighted average anti-dilution provisions. These placement agent warrants are exercisable at any time at the option of the holder until the second annual anniversary of the closing of the common unit offering which was June 5, 2017.

The Company estimated the fair value of the warrants issued to the placement agent to be $161,410 as of June 30, 2017. The fair value of warrants at issuance date of $201,000 was considered part of total equity issuance cost and allocated between reduction to additional paid-in capital and expense based on relative values of investor warrants and common stock relative to proceeds from issuance.

The Common Unit Placement Agent Warrants were valued using the following weighted average assumptions:

June 30,
2017

Expected term (in years)	1.93
Expected volatility%	76%
Risk-free interest rate%	1.37%
Expected dividend yield%	—%

The Common Unit Investor Warrants and the Common Unit Placement Agent Warrants have provisions for the "weighted average" adjustment of their exercise price in the event that we issue shares of common stock (or common stock equivalents) for a consideration per share less than the exercise price then in effect, subject to certain exceptions.

Registration Rights

The Series A Registration Rights Agreement

In connection with the Series A Offering, we entered into the Series A Registration Rights Agreement with each of the subscribers for the Series A Preferred Stock and the holders of the Series A Placement Agent Warrants, which required the Company to file a Registration Statement with the SEC by May 1, 2017, registering for resale (i) all shares of common stock issued or issuable upon conversion of the Series A Preferred Stock (including any shares of Series A Preferred Stock issued pursuant to the Subscriber Option) and (ii) all shares of common stock issued or issuable upon exercise of the Series A Investor Warrants (including any Series A Investor Warrants issued pursuant to the Subscriber Option described above) and the Placement Agent Warrants (including any that may be issued upon exercise of the Subscriber Option), and to use our commercially reasonable efforts to cause the Registration Statement to be declared effective no later than July 29, 2017. On May 1, 2017, we filed a registration statement in compliance with the agreement, which became effective on June 22, 2017.

We also granted to the holders of these registrable shares certain "piggyback" registration rights until two years after the effectiveness of the Registration Statement.

If the Registration Statement ceases to be effective or otherwise cannot be used for a period specified in the Series A Registration Rights Agreement, or trading of the common stock on the Company's principal market is suspended or halted for more than three consecutive trading days (each, a "Registration Event"), monetary penalties payable by the Company to the holders of registrable shares that are affected by such Registration Event will commence to accrue at a rate equal to 12% per annum of the purchase price paid for each Unit purchased, for the period that such Registration event continues, but not exceeding in the aggregate 5% of such purchase price.

We have agreed to use our commercially reasonable efforts to keep such Registration Statement effective until the earliest of (a) the date that is two years from the date it is declared effective by the SEC, (b) the date on which all the securities registered thereunder have been transferred other than to certain permitted assignees, and (c) the date as of which all of the selling stockholders may sell all of the securities registered hereunder without restriction pursuant to Rule 144 (including, without limitation, volume restrictions) and without the need for current public information required by Rule 144(c)(1) or Rule 144(i)(2), if applicable.

Pursuant to comments received from the staff of the SEC reflecting SEC staff policy, we were not permitted to include in such Registration Statement up to 12,573,598 as the number of shares that may be issuable upon conversion of the up to 3,000 shares of Series A Preferred Stock that may be issued pursuant to the Subscriber Option, up to 669,000 shares that may be issuable upon exercise of the Series A Investor Warrants that may be issued pursuant to the Subscriber Option, and up to 79,420 shares that may be issuable upon exercise of Series A Placement Agent Warrants that may be issued to the placement agent for the Series A Convertible Preferred Stock and its designees in connection with exercises of the Subscriber Option. (Such 12,573,598 shares represent the number of shares that would become issuable upon conversion of all of such shares of Series A Preferred Stock at a price of $0.25 per share, the current "floor" on the conversion price of the Series A Preferred Stock.) The Series A Registration Rights Agreement provides that in this circumstance, we are not liable for the payment of the monetary penalties described above with respect to those shares.

The Common Unit Registration Rights Agreement

In connection with the Common Unit Offering, we entered into a Registration Rights Agreement (the "Common Unit Registration Rights Agreement") with each of the subscribers of the common stock Units and the holders of the Common Unit Placement Agent Warrants, which requires the Company to file a Registration Statement with the SEC within 45 calendar days after the final closing of the Common Unit Offering, registering for resale (i) all shares of common stock sold in the Common Unit Offering, and (ii) all shares of common stock issued or issuable upon exercise of the Common Unit Investor Warrants and the Common Unit Placement Agent Warrants, and to use our commercially reasonable efforts to cause the Registration Statement to be declared effective no later than 90 calendar days after the filing deadline. The 567,859 unregistered shares of common stock issued to Pacific Drilling Operations as described above will also be included in this registration. The Company filed a registration statement on Form S-1 with the SEC on July 27, 2017 (SEC File No. 333-219495), which has not yet been declared effective.

We also granted to the holders of these registrable shares certain "piggyback" registration rights until two years after the effectiveness of the Registration Statement.

If the Registration Statement is not filed with or declared effective by the SEC within the specified deadlines set forth above, or the Registration Statement ceases to be effective or otherwise cannot be used for a period specified in the Registration Rights Agreement, or trading of the common stock on the Company's principal market is suspended or halted for more than three consecutive trading days (each, a "Registration Event"), monetary penalties payable by the Company to the holders of registrable shares that are affected by such Registration Event will commence to accrue at a rate equal to 12% per annum of the purchase price paid for each Unit purchased, for the period that such Registration event continues, but not exceeding in the aggregate 5% of such purchase price.

We have agreed to use our commercially reasonable efforts to keep the Registration Statement effective until the earliest of (a) the date that is two years from the date it is declared effective by the SEC, (b) the date on which all the securities registered thereunder have been transferred other than to certain permitted assignees, and (c) the date as of which all of the selling stockholders may sell all of the securities registered hereunder without restriction pursuant to Rule 144 (including, without limitation, volume restrictions) and without the need for current public information required by Rule 144(c)(1) or Rule 144(i)(2), if applicable.

Exercise of Stock Options

During the twelve months ended June 30, 2017 there were a total of 183,492 shares of common stock issued upon the exercise of stock options.  There were no stock options or warrants exercised during 2016.

Awards issued in lieu of cash bonus

During the twelve months ended June 30, 2017, there were a total of 536,091 shares of common stock issued in lieu of cash bonuses.

Stock issued for settlement

On December 31, 2016, the Company entered into a settlement agreement with the plaintiffs (See Note 8) whereby Hyperdynamics issued to the plaintiffs a total of 600,000 shares of common stock.  The shares of common stock were issued on February 2, 2017.

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

The 2010 Plan provides for the grants of shares of common stock, restricted stock or incentive stock options and/or nonqualified stock options to purchase our common stock to selected employees, directors, officers, agents, consultants, attorneys, vendors and advisors of ours’ or of any parent or subsidiary thereof. Shares of common stock, options, or restricted stock can only be granted under this plan within 10 years from the effective date of February 18, 2010. A maximum of 2,000,000 shares are issuable under the 2010 Plan and at June 30, 2017, there were 267,912 shares remaining available for issuance.

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

The following table provides information about options during the years ended June 30:

	2017	2016
Number of options granted	498,500	183,860
Compensation expense recognized	$189,880	$352,653
Compensation cost capitalized	—	—
Weighted average grant-date fair value of options outstanding	$1.37	$5.03

The following table details the significant assumptions used to compute the fair market values of employee and director stock options granted during the years ended June 30:

	2017	2016
Risk-free interest rate	0.9 - 1.86%	0.36 - 1.01%
Dividend yield	0%	0%
Volatility factor	109 - 157%	109 - 148%
Expected life (years)	2.9 - 4.80	0.5 - 2.875

Summary information regarding employee stock options issued and outstanding under all plans as of June 30, 2017 is as follows:

				Weighted
				average
		Weighted	Aggregate	remaining
		Average Share	intrinsic	contractual life
	Options	Price	value	(years)
Options outstanding at July 1, 2015	1,181,954	$8.76	$8,327	3.14
Granted	183,860	1.40
Exercised	—	—
Forfeited	(39,175)	4.21
Expired	(309,642)	10.71
Options outstanding at June 30, 2016	1,016,997	$7.43	$—	3.39
Granted	498,500	1.37
Exercised	(183,492)	0.66
Forfeited	—	—
Expired	(221,840)	9.64
Options outstanding at June 30, 2017	1,110,165	$3.19	$—	3.56
Options exercisable at June 30, 2017	740,915	$4.05	$—	2.94

Options outstanding and exercisable as of June 30, 2017

Options outstanding and exercisable as of June 30, 2017
			Outstanding
			Number of			Exercisable
Exercise Price			Shares	Remaining Life		Number of Shares
$0.41	-	4.00	57,915	1	year	57,915
$0.41	-	4.00	136,296	2	years	136,296
$0.41	-	4.00	226,720	3	years	226,720
$0.41	-	4.00	112,610	4	years	33,360
$0.41	-	4.00	478,500	5	years	188,500
$4.01	-	10.00	24,000	1	year	24,000
$4.01	-	10.00	4,062	2	years	4,062
$4.01	-	10.00	7,000	3	years	7,000
$10.01	-	20.00	17,500	4	years	17,500
$20.01	-	30.00	28,500	4	years	28,500
$30.01	-	40.00	13,312	4	years	13,312
$40.01	-	50.00	3,750	4	years	3,750
			1,110,165			740,915

Options outstanding and exercisable as of June 30, 2016

			Outstanding
			Number of			Exercisable
Exercise Price			Shares	Remaining Life		Number of Shares
$0.42	-	4.00	71,250	1	year	71,250
$0.42	-	4.00	78,855	2	years	78,855
$0.42	-	4.00	197,390	3	years	197,390
$0.42	-	4.00	348,954	4	years	333,963
$0.42	-	4.00	82,610	5	year	—
$4.01	-	10.00	97,938	1	years	97,938
$4.01	-	10.00	9,000	2	years	9,000
$4.01	-	10.00	4,062	3	years	4,062
$4.01	-	10.00	18,250	4	year	18,250
$10.01	-	20.00	1,875	1	years	1,875
$10.01	-	20.00	28,750	4	years	28,750
$20.01	-	30.00	1,250	1	year	1,250
$20.01	-	30.00	—	2	years	—
$20.01	-	30.00	31,000	4	years	31,000
$30.01	-	40.00	16,250	1	year	16,250
$30.01	-	40.00	25,813	5	years	25,813
$40.01	-	50.00	—	1	year	—
$40.01	-	50.00	3,750	5	years	3,750
			1,016,997			919,396

At June 30, 2017, there was $457 thousand of unrecognized compensation costs related to non-vested share based compensation arrangements granted to employees under the plans. During 2017, a total of 226,860 options, with a weighted average grant date fair value of $0.89 per share, vested in accordance with the underlying agreements. Unvested options at June 30, 2017 totaled 369,250 with a weighted average grant date fair value of $4.05, an amortization period of one to two years and a weighted average remaining life of 4.23 years. At June 30, 2016, there was $31 thousand of unrecognized compensation costs related to non-vested share based compensation arrangements granted to employees under the plans. During 2016, a total of 449,904 options, with a weighted average grant date fair value of $1.10 per share, vested in accordance with the underlying agreements. Unvested options at June 30, 2016 totaled 97,601 with a weighted average grant date fair value of $5.50, an amortization period of one to two years and a weighted average remaining life of 4.91 years.

Restricted Stock

The fair value of restricted stock awards classified as equity awards is based on the Company’s stock price as of the date of grant. Such awards do not grant any rights as a shareholder of the company until a certificate for the vested shares of common stock has been issued. During the year ended June 30, 2017, we granted 401,146 shares of restricted stock awards with a fair value of $0.6 million.  There were none outstanding at June 30, 2016.  Summary information regarding employee restricted stock issued and outstanding under the 2010 Plan as of June 30, 2017 is as follows:

Weighted
	Restricted Stock	Average Share
	Shares	Price
Restricted Stock outstanding at June 30, 2016	—	$—
Granted	401,146	1.51
Vested	—	—
Forfeited	—	—
Restricted Stock outstanding at June 30, 2017	401,146	$1.51

Warrants

The exercise price of the warrants may be adjusted in the case of stock splits, stock dividends or combinations of shares, or in the event the Company issues rights, options or warrants to all holders of the Company’s common stock with an exercise or purchase price less than the volume weighted average price of the Company’s shares on the record date. The warrants are not considered to be indexed to our common stock and therefore are considered a derivative. The fair value of the warrants was determined using the Binomial Option Pricing Model.

Summary information regarding common stock warrants issued and outstanding as of June 30, 2017 is as follows:

Weighted
average
		Weighted	Aggregate	remaining
		Average	intrinsic	contractual
	Warrants	Share Price	value	life(years)
Outstanding at year ended June 30, 2016	—	$—	$—	—
Granted	4,041,951	1.98	—	1.91
Exercised	—	—	—
Expired	—	—	—
Outstanding at year ended June 30, 2017	4,041,951	$1.98	$—	1.91

Warrants outstanding and exercisable as of June 30, 2017

	Outstanding			Exercisable
Exercise	Number of			Number of
Price	Shares	Remaining Life		Shares
$1.83	3,555,228	1.93	years	3,555,228
$3.00-3.04	486,723	1.71-1.82	years	486,723
	4,041,951			4,041,951

8. COMMITMENTS AND CONTINGENCIES

LITIGATION AND OTHER LEGAL MATTERS

While there are currently no pending legal proceedings to which we are a party (or that are to our knowledge contemplated by governmental authorities) that we believe will have individually or in the aggregate, a material adverse effect on our business, financial condition or operating results, from time to time we may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business or otherwise. Litigation is subject to inherent uncertainties, and an adverse result in any such matters could occur that could harm our business, financial condition or results of operation, including significant monetary damages or limitations on our ability to engage in our business activities. Although we have director and officer insurance, in case such claims arise it may not apply to or fully cover any liabilities we may incur as a result of these lawsuits.

The following are descriptions of certain concluded legal proceedings in which we were involved that have historical significance in relation to the discussions herein under "Business," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere, and are included for reference purposes.

Tullow and Dana Legal Actions

On January 11, 2016, we filed legal actions against members of the Consortium under the Joint Operating Agreement governing the oil and gas exploration rights offshore Guinea ("First JOA") in the United States District Court for the Southern District of Texas and before the AAA against Tullow for their failure to meet their obligations under the First JOA. On January 28, 2016, the action in the Federal District Court was voluntarily dismissed by us and refiled in District Court in Harris County, Texas. On February 8, 2016 Tullow and Dana removed the case to Federal District Court.

On February 2, 2016, SCS filed an Application for Emergency Arbitrator and Interim Measures of Protection and requested the following relief: (a) expedite discovery prior to the constitution of the arbitral tribunal; (b) provide that the time period permitted by the parties' arbitration agreement for the selection of the arbitrators and the filing of any responsive pleadings or counterclaims be accelerated; (c) require Tullow, as the designated operator under the First JOA, to maintain existing "well-planning activities"; (d) require Tullow to undertake and complete certain planning activities; and (e) require Tullow and Dana to join with SCS in completing the negotiation of an acceptable amendment to the PSC and to agree to a process that will result in the execution of the amendment. With the exception of limited relief regarding discovery and agreement by Tullow to maintain certain well plan readiness, the Emergency Arbitrator ruled on February 17, 2016, that SCS is not entitled to the emergency injunctive relief it requested. Further, the Emergency Arbitrator enjoined all parties to the dispute from pursuing parallel District Court proceedings. On February 12, 2016, the case was voluntarily stayed by us.

The AAA action sought (1) a determination that Tullow and Dana were in breach of their contractual obligations and (2) the damages caused by the repeated delays in well drilling caused by the activities of Tullow and Dana. We determined to bring the legal actions only after it became apparent that Tullow and Dana would not move forward, despite many opportunities to do so, with petroleum operations. SCS believed that it exhausted all of its options for the pursuit of legal measures to require Tullow and Dana to drill the planned exploration well.

On August 15, 2016, we subsequently entered into a Settlement and Release Agreement with Tullow and Dana ("Settlement and Release") with respect to our dispute in arbitration. Under the Settlement and Release, we released all claims against Tullow and Dana and Tullow and Dana (i) issued to the Government of Guinea a notice of withdrawal from the Concession and PSC effective immediately, (ii) transferred their interest in the long lead items of well construction material previously purchased by the Consortium in preparation for the initial drilling of the Fatala-1 well, and agreed to pay net cash of $0.7 million to us. We also agreed to pay Dana a success fee which is based upon $50,000 per million barrels upon declaration of the certified commercial reserves of the Fatala-1 well, if it results in a discovery.

Iroquois Lawsuit

On May 9, 2012, a lawsuit was filed in the Supreme Court of the State of New York against us and all of our directors. The plaintiffs, five hedge funds, including Iroquois Master Fund Ltd., that invested in us in early 2012, allege that we breached an agreement with the plaintiffs, and that we and the directors made certain negligent misrepresentations relating to our drilling operations. Among other claims, the plaintiffs alleged that we misrepresented the status of our drilling operations and the speed with which the drilling would be completed. The plaintiffs advanced claims for breach of contract and negligent misrepresentation and sought damages in the amount of $18.5 million plus pre-judgment interest. On June 19, 2013, the court dismissed the negligent misrepresentation claim but declined to dismiss the breach of contract claim. On August 12, 2013, the plaintiffs filed an amended complaint. That complaint named only us and sought recovery for alleged breaches of contract.

On December 31, 2016, we entered into a settlement agreement with the five hedge funds in this lawsuit. Under the terms of the settlement agreement, Hyperdynamics would issue to the plaintiffs a total of 600,000 new shares of common stock, and it would cause a payment to be made of $1.35 million in cash that would be covered under its directors' and officers' insurance policy. The plaintiffs are restricted from selling the shares of common stock before April 1, 2017 under the terms of the agreement.

On January 26, 2017, an order to approve the settlement agreement was entered in the Supreme Court of the State of New York, New York County and subsequently approved by the Court on the same day.

On January 11, 2017, a payment of $1.35 million was made by the insurance underwriters of the Company's directors' and officers' insurance policy to the hedge funds in the Iroquois lawsuit on behalf of the Company. On February 2, 2017, the Company issued 600,000 shares of its common stock to the hedge funds named in the settlement agreement.

Operating Leases

We lease office space under long-term operating leases with varying terms. Most of the operating leases contain renewal and purchase options. We expect that in the normal course of business, the majority of operating leases will be renewed or replaced by other leases.

The following is a schedule by years of minimum future rental payments required under operating leases that have initial or remaining non-cancellable lease terms in excess of one year as of June 30, 2017 (in thousands):

Years ending June 30:
2018	$—
2019	399
2020	406
2021	309
Total minimum payments required	$1,114

Rent expense included in loss from operations for the years ended June 30, 2017 and 2016 was $0.6 million and $0.4 million, respectively in each year.

9. SUBSEQUENT EVENTS

Submission of Matters to a Vote of Security Holders

On July 11, 2017, the Company filed a proxy statement pursuant to section 14(a) of the Securities Exchange Act of 1934.  The notice of consent solicitation was to amend the Company’s Certificate of Incorporation, as amended to effect a reverse stock split (the "Reverse Stock Split") of the Company's common stock at a ratio within a range between one-for-two (1:2) and one-for-six (1:6) (the "Split Ratio"), with the exact Split Ratio to be determined within that range by the Board of Directors in its sole discretion, and with such Reverse Stock Split to be effective at such date and time, if at all, as determined by the board of directors in its sole discretion.

As of August 10, 2017, the Company has received written consents from holders representing 72.3% of the voting power of its common stock outstanding as of July 7, 2017, the record date in favor of the Reverse Stock Split and terminated the consent solicitation period. As of the July 7, 2017, 27,510,636 shares of the Company’s common stock were outstanding. The final vote tabulation was as follows:

Votes For — 72.3%	Votes Against — 10.5%	Abstentions — 0.3%
19,879,984	2,878,387	71,651

No other proposals were presented in this consent solicitation statement.  The written consents by the requisite number of the Company stock entitled to vote for this proposal granted the board of directors the ultimate authority to determine the exact Reverse Split Ratio and to effectuate the Reverse Stock Split, if at all, at such date and time when the board of directors determines, in its sole discretion, it to be in the best interests of the Company and its stockholders.

On July 12, 2017, the Company obtained a letter from the Director General of the National Office of Petroleum of Guinea stating that in the event of an oil discovery at the end of the drilling of the Fatala-1 well, the government would have no objection to granting an additional period of two years to enable us to carry out the work of appraisal on the Concession.

On August 11, 2017 actual drilling on the Fatala-1 well commenced. Drilling operations were completed on September 8, 2017.

On September 19, 2017, SAPETRO notified us that it did not wish to participate in the application for the two-year appraisal program and subsequently withdrew from the JOA and the PSC on September 20, 2017. We applied for an appraisal period on a 100% basis on September 19, 2017 according to Article 3.7 in our PSC that provides that in case there is a Petroleum Discovery during the Extension Period and there is insufficient time to carry out the appraisal works of said discovery, an appropriate representative of the Government of Guinea has the authority to grant an extension for two additional years.

We are awaiting the decision of the Government of Guinea on our appraisal application.

On November 2, 2017, the Company executed an agreement to issue and sell 40 million shares of its common stock at a price of $0.15 per share (for a total purchase price of $6,000,000) to CLNG Limited (Hong Kong) (“CLNG”) or its affiliate (the “Buyer”).  CLNG is a private investment company involved in global energy and mineral projects.  The closing of the sale is subject to (i) the completion of satisfactory due diligence by each party of the other, (ii) waiver by holders of our Series A Convertible Preferred Stock of their right of first refusal, (iii) negotiation of reductions in our outstanding current liabilities satisfactory to CLNG, and (iv) satisfaction of other customary closing conditions.  If this purchase is completed, the Buyer will own approximately 53% of our outstanding common stock, which would result in a change in control of the Company.  If the transaction closes, the Buyer has informed the Company that it intends, as majority stockholder, to appoint representatives who will form a majority of Hyperdynamics’ board of directors, but no specific agreement has yet been entered into in this respect.  The stock purchase agreement provides that Ray Leonard will remain President, Chief Executive Officer and a director of the Company, and Jason Davis will remain Chief Financial Officer, subject to the discretion of the board and resolutions of the stockholders.  There can be no assurance that the Company’s due diligence of the Buyer will be acceptable to the Company, that the Buyer’s due diligence of the Company will be acceptable to the Buyer, that all holders of our Series A Convertible Preferred Stock will waive their right of first refusal, that we will successfully negotiate reductions in our outstanding current liabilities satisfactory to CLNG, or that the stock purchase agreement will close.

Closing of Additional Private Placement Offerings

Series A Preferred Stock

Under the terms of the Subscription Agreement for the Series A Offering, Subscribers were given an option (the “Subscriber Option”) to purchase, at the same purchase price of $1,000 per Unit, their pro rata share of up to an aggregate of $3,000,000 in additional Units of the Series A Offering.

On August 2, 2017, we consummated a closing of the Subscriber Option.  At this closing, we issued to the Subscribers that exercised their Subscriber Option an aggregate of (i) 756 shares of Series A Preferred Stock and (ii) Series A Investor Warrants to purchase an aggregate of 168,588 shares of common stock.

The Company received an aggregate of $756,000 in gross cash proceeds, before deducting placement agent fees and expenses, and other fees and expenses, in connection with the sale of these additional Units.  The Company used the net proceeds of $687,890 from the sale of the additional Series A Units for general corporate purposes and to further its business interests in the Republic of Guinea, including, but not limited to, the drilling of an exploration well on the Company’s offshore Concession.

At the closing, we paid to the Placement Agent $68,040 of cash fees and issued to the Placement Agent or its designees Placement Agent Warrants to purchase an aggregate of 20,014 shares of common stock.

Pursuant to the Registration Rights Agreement we entered with the Subscribers and the holders of the Placement Agent Warrants, we agreed to register for resale the shares of common stock issuable upon conversion of the Series A Preferred Stock and upon exercise of the Series A Investor Warrants and the Placement Agent Warrants issued pursuant to the Subscriber Option.

From July 1, 2017 to the filing of this Form 10-K, there have been a total of 1,952 units of Series A Preferred Stock converted into 1,825,934 shares of the Company’s common stock.

Common Unit Offering

Between July 17, 2017 and September 1, 2017, we held five additional closings of the Common Unit Offering and issued and sold 6,135,968 Units of our securities, at a purchase price of $1.46 per Unit.  The Units were sold to certain accredited investors (as such term is defined in the Rule 501 under the Securities Act (the “Subscribers”) pursuant to subscription agreements for the Units (the “Subscription Agreements”) between the Company and the Subscribers. The Subscription Agreements contained customary representations and warranties by the Company and by the Subscribers.  At these closings, we issued to the Subscribers an aggregate of (i) 6,135,968 shares of common stock and (ii) Investor Warrants to purchase an aggregate of 4,601,992 shares of common stock.

The Company received an aggregate of $8,958,413 in gross cash proceeds, before deducting placement agent fees and expenses, and other fees and expenses, in connection with the sale of the Units.  The Company used the net proceeds of $7,619,724 from the sale of the Units for general corporate purposes and to further its business interests in the Republic of Guinea, including, but not limited to, the drilling of an exploration well on the Company’s offshore Concession.

Pursuant to the Placement Agency Agreement dated June 5, 2017, as amended, between the Company and Katalyst Securities, LLC as the “Placement Agent, engaged by the Company, on a reasonable best effort basis for the Common Unit Offering, we agreed to pay to the Placement Agent (and any sub agent) a cash commission of 9% of the gross purchase price paid by the Subscribers for the Units, except for the purchase of Units by certain Subscribers referred to by the Company, in which case, the Company has agreed to pay to the Placement Agent (and any sub agent), a cash commission of 4% of the gross purchase price paid by these referred Subscribers, and to issue to the Placement Agent (and any sub-agent) warrants to purchase a number of shares of Common Stock equal to 7% of the number of shares of Common Stock contained in the Units sold in the Offering, at the exercise price of $1.825 per share (the “Placement Agent Warrants”).  At these closings, we paid the Placement Agent $576,265 of cash fees and issued to the Placement Agent or its designees Placement Agent Warrants to purchase an aggregate of 429,544 shares of common stock.

Pursuant to the Registration Rights Agreement, we entered with the Subscribers and the holders of the Placement Agent Warrants, we agreed to register for resale the shares of common stock issuable upon exercise of the Common Unit Investor Warrants and the Common Unit Placement Agent Warrants.

Settlement with SAPETRO

Subsequent to SAPETRO’s formal notice of withdrawal from the PSC and JOA on September 20, 2017, on October 8, 2017, we  agreed to a settlement of all of SAPETRO’s remaining obligations under the PSC and JOA for a payment to us of $4,924,000.

The majority of the payment of $4,924,000 made by SAPETRO as well as the majority of the net proceeds from the Series A Preferred Unit and Common Unit offerings from July 1, 2017 to the date of this filing have been spent on the drilling operations associated with the Fatala-1 exploration well and general and administrative costs, resulting in substantial working capital deficit as of the filing date.

Related Party Transactions

In July 2017, Ray Leonard purchased 51,370 Units in our Common Unit Offering, for a purchase price of $75,000.  Jason D. Davis purchased 34,248 Units in our Common Unit Offering, for a purchase price of $50,001.24.

10.  RELATED PARTY TRANSACTIONS

Paolo G. Amoruso and David W. Wesson continued, after year end, to provide services to the Company as independent consultants pursuant to Consulting Agreements entered into on June 30, 2016, extending through September 30, 2016. Under the Consulting Agreements, Mr. Amoruso received a consulting fee of $30,000 per month and Mr. Wesson received a consulting fee of $25,000 per month. After September 30, 2016, Mr. Wesson continued to provide services as a contractor, respectively, to the Company on an hourly basis pursuant to engagement agreements depending on the needs of the Company. Mr. Amoruso, through his law firm, Paolo G Amoruso PLLC, entered into an engagement agreement with the Company on October 1, 2016 to provide outside counsel services depending on the needs of the Company.

On June 30, 2016, the Company also entered into Transition Agreements with Messrs. Amoruso and Wesson. Mr. Amoruso and Mr. Wesson agreed in the Transition Agreements that they are not entitled to any payments under their former employment agreements.

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

Pursuant to his Transition Agreement, Mr. Wesson received payments of $150,000 on July 15, 2016, August 15, 2016, and September 15, 2016. In addition, Mr. Wesson received an award of non-qualified stock options to acquire 34,375 shares of the Company's common stock with an exercise price equal to the closing price on June 30, 2016.

In March 2017, Ray Leonard, our President and Chief Executive Officer and a director, purchased 50 Units in our Series A Offering, described above under "Management's Discussion and Analysis of Financial Condition and Results of Operations—Series A Preferred Stock Offering" above, for a purchase price of $50,000.

        In June 2017:

"

Gary D. Elliston, our director, purchased 34,247 Units in our Common Unit Offering, described above under "Management's Discussion and Analysis of Financial Condition and Results of Operations—Common Unit Offering" above, for a purchase price of $50,000.

"	Ray Leonard purchased 68,494 Units in our Common Unit Offering, for a purchase price of $100,000.

"	William O. Strange, our director, purchased 34,247 Units in our Common Unit Offering, for a purchase price of $50,000.

"	Jason D. Davis, our Interim Chief Financial Officer and Secretary, purchased 34,247 Units in our Common Unit Offering, for a purchase price of $50,000.

"

Pacific Drilling Operations Limited, the parent of Pacific Scirocco, and a beneficial owner of more than 5% of our outstanding shares of common stock, purchased 2,739,727 Units in the Common Unit Offering for a purchase price of $4,000,000.

"

Pacific Drilling Operations also received 567,859 shares of common stock in connection with the amendment to our Offshore Drilling Contract as described under "Management's Discussion and Analysis of Financial Condition and Results of Operations—Overview" above.

        In July 2017:

"	Ray Leonard purchased 51,370 Units in our Common Unit Offering, for a purchase price of $75,000.

"	Jason D. Davis purchased 34,248 Units in our Common Unit Offering, for a purchase price of $50,001.24

11. QUARTERLY RESULTS (UNAUDITED)

Shown below are selected unaudited quarterly data for the years ended June 30, 2017 and 2016 (in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2017:
Depreciation	$25	$10	$7	$6
General, administrative and other operating	3,966	3,006	3,380	1,971
Full impairment of unproved oil and gas properties	—	2,028	—	11,288
Profit (Loss) from operations	(3,991)	(5,044)	(3,387)	(13,265)
Gain (loss) on legal settlement	5,135	(371)	—	—
Cost of legal settlement	—	(1,308)	—	—
Gain on derivative liability	—	—	—	705
Net Profit (Loss)	1,144	(6,723)	(3,387)	(12,560)
Non-cash preferred dividends	—	—	—	(1,511)
Net Profit (Loss) available to common stockholders	1,144	(6,723)	(3,387)	(14,071)
Basic and diluted loss per common share:	$0.05	$(0.31)	$(0.16)	$(0.64)

x`
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2016:
Depreciation	$28	$28	$27	$26
General, administrative and other operating	1,877	1,829	3,266	1,434
Full impairment of unproved oil and gas properties	—	—	14,331	—
Loss from operations	(1,905)	(1,857)	(17,624)	(1,460)
Net loss	(1,905)	(1,857)	(17,624)	(1,460)
Basic and diluted loss per common share:	$(0.09)	$(0.09)	$(0.84)	$(0.07)

The sum of the individual quarterly net loss per share amounts may not agree with year-to-date net loss per share as each quarterly computation is based on the weighted average number of common shares outstanding during that period. In addition, certain potentially dilutive securities were not included in any of the quarterly computations of diluted net loss per share because to do so would have been antidilutive.  For the second quarterly results, $1.3 million was reclassed from general, administrative and other operating to full impairment of unproved oil and gas properties.

12. SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED)

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

Capitalized Costs Related to Oil and Gas Activities

Aggregate capitalized costs relating to our crude oil and natural gas producing activities, including asset retirement costs and related accumulated depreciation, depletion & amortization are shown below (in thousands):

	United	Republic of
	States	Guinea	Total
June 30, 2017
Unproved properties	$—	$—	$—
Proved properties	—	—	—
	—	—	—
Less accumulated DD&A	—	—	—
Net capitalized costs	$—	$—	$—

June 30, 2016
Unproved properties	$—	$—	$—
Proved properties	—	—	—
	—	—	—
Less accumulated DD&A	—	—	—
Net capitalized costs	$—	$—	$—

Costs Incurred in Oil and Gas Activities

Costs incurred in connection with our crude oil and natural gas acquisition, exploration and development activities are shown below (in thousands):

	United	Republic of
	States	Guinea	Total
June 30, 2017
Property acquisition:
Unproved	$—	$—	$—
Exploration	—	13,316	13,316
Development	—	—	—
Total costs incurred	$—	$13,316	$13,316

June 30, 2016
Property acquisition:
Unproved	$—	$—	$—
Exploration	—	—	—
Development	—	—	—
Total costs incurred	$—	$—	$—

Proved Reserves

We do not hold any proved reserves as of June 30, 2017 and 2016.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective due to the lack of a sufficient number of competent accounting personnel.

Our management is responsible for establishing and monitoring internal control over financial reporting. Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2017. In making this assessment, management used the criteria for internal control over financial reporting described in Internal Control — Integrated Framework (2013) by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operating effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of the Company’s Board of Directors. Based on this assessment, management has concluded that, as of June 30, 2017, the Company’s internal control over financial reporting was ineffective.  During the fiscal year 2017, the Company has experienced turnover in its accounting group and as of June 30, 2017, it lacked a sufficient number of competent accounting personnel.   This material weakness in our internal controls over financial reporting had a material adverse impact on our quarterly and annual financial close process and reporting. The Company is in the process of remediating this weakness by adding additional competent accounting personnel.

Item 9B. Other Information.

None.

PART III

Item 10.             Directors, Executive Officers and Corporate Governance.

                The following table sets forth the name, age, and positions and offices with us of each of our directors and executive officers as of the date of this Report. Each of our directors was re-elected for a one-year term at our Annual Meeting held on April 19, 2017. There are no family relationships between or among any of the directors and our executive officers. Should a vacancy arise on the Board of Directors between Annual Meetings, such vacancy would be filled based on a majority vote of the Board of Directors. Our Board maintains an Audit Committee, a Compensation, Nominating and Corporate Governance Committee, and a Government Relations Committee.

Name	Position	Age
Raymond C. Leonard	Director, President and CEO	64
Ian Norbury*	Director and Non‑Executive Chairman	66
Patricia N. Moller*	Director	73
William O. Strange*	Director	74
Fred S. Zeidman*	Director	71
Gary D. Elliston*	Director	64
Jason D. Davis	Interim Chief Financial Officer	45

*Independent Director

Ray Leonard

        Ray Leonard was appointed to the Board of Directors and as CEO and President in July 2009. Mr. Leonard served as the Vice President of Eurasia & Exploration for Kuwait Energy Company from December 2006 to June 2009. From January 2005 to November 2006, Mr. Leonard served as the Senior Vice President of International Exploration and Production of MOL Plc. Mr. Leonard also served as Vice President of Exploration & New Ventures for YUKOS, Russia's second largest oil company, based in Moscow, Russia, from February 2001 to December 2004. Prior to joining YUKOS, Leonard held the title of Vice President of Exploration with First International Oil from July 1998 to January 2001. Previously, Mr. Leonard spent 19 years with Amoco, where he began his career as a geologist and was later promoted to Vice President of Resource Acquisitions. During his tenure at Amoco, he held a three-year assignment as Division Geologist in West Africa. Mr. Leonard holds a Master of Arts in Geology from the University of Texas-Austin and a Bachelor of Science in Geosciences from the University of Arizona.

        In addition to the professional and educational background and experience described above, the following experience, qualifications, attributes and/or skills led the Board of Directors to conclude that Mr. Leonard should serve as a director:

        Leadership Experience—Mr. Leonard has held numerous roles in key executive management positions during the course of his career, including Vice President of Exploration for YUKOS and First International Oil, and Senior Vice President of Exploration and Production for MOL.

        Industry Experience—Mr. Leonard has worked in the Oil & Gas industry his entire career in various Exploration and Production companies and has also been a featured speaker at numerous international forums on world oil reserves and future industry trends.

Ian Norbury

        Ian Norbury joined the Board of Directors in January 2013. Mr. Norbury was appointed Chairman of the Board in April 2015. Mr. Norbury is a Director of Energy Software Information and Analytics Limited, a UK firm, which is the holding company for Hannon Westwood. Prior to joining Hannon Westwood in 2003, Mr. Norbury held various positions with Amerada Hess International since 1985, most recently as Executive Manager, Exploration with responsibility for worldwide exploration performance, including West Africa. He previously held senior geologist positions with Conoco and Amoco. Mr. Norbury earned his B.Sc. in Geology and Geography at the University of London.

        In addition to the professional and educational background and experience described above, the following experience, qualifications, attributes and/or skills led the Board of Directors to conclude that Mr. Norbury should serve as a director:

        Leadership Experience—Mr. Norbury has held various key executive positions such as executive manager of exploration at Amerada Hess International and has held the position of CEO with Hannon Westwood.

        Industry Experience—Mr. Norbury has worked in the Oil & Gas industry his entire career in various Exploration and Production companies and consultancy firms.

Patricia N. Moller

        Patricia N. Moller was appointed to the Board of Directors in November 2015. Ms. Moller served as the United States Ambassador to the Republic of Guinea from 2009 to 2012 and to the Republic of Burundi from March 2006 until 2009. From April 1987 to March 2006, she served in various capacities in the U.S. Department of State, including as a Foreign Service Officer and management officer. Ms. Moller retired from the Department of State in 2012, and subsequently served as Charge d'Affaires to both the Kingdom of Morocco and to Romania in 2013. Ms. Moller received several awards in honor of her service within the U.S. government, including the Robert C. Frasure Award (2011), the Presidential Meritorious Service Award (2009) and the Leamon Hunt Award (1999), among others. She received a Bachelor of Arts degree from the University of Tampa in 1974.

        In addition to the professional and educational background and experience described above, the following experience, qualifications, attributes and/or skills led the Board of Directors to conclude that Ms. Moller should serve as a director:

        Leadership Experience—Ms. Moller has held several high-level positions within the U.S. government, including as Ambassador to the Republic of Guinea.

William O. Strange

        William O. Strange was appointed to the Board of Directors in November 2010. Mr. Strange was an audit partner with Deloitte & Touche LLP prior to his retirement in May 2005. He joined the international accounting firm in 1964 and became a partner in 1976. During his 41 years with Deloitte & Touche LLP, he specialized in audits of SEC registrants for a variety of publicly traded energy clients in the areas of exploration and production, petrochemicals, pipelines, and oil services. Since 2005, he has been engaged in independent financial and accounting consulting services. Mr. Strange is a graduate of the University of Oklahoma and lives in Houston. He is on the Audit Committee of the Presbytery of the New Covenant, the governing body for Presbyterian Churches in the Gulf Coast area. He has served as the President of the Petroleum Club of Houston and as a member of the Major Cases Committee of the Texas State Board of Public Accountancy. In January 2014, he was elected Treasurer of Habitat for Humanity Northwest Harris County, and was additionally elected to its Board of Directors in January 2015.

        In addition to the professional and educational background and experience described above, the following experience, qualifications, attributes and/or skills led the Board of Directors to conclude that Mr. Strange should serve as a director:

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

        Financial Experience—In addition to his over 41 years at Deloitte & Touche LLP, Mr. Strange was considered a Senior Technical Partner at Deloitte & Touche LLP. He has extensive knowledge of energy industry economics and business methods. He has worked with more than 20 audit committees of public company clients and has a deep understanding of the best practices of audit committees.

Fred S. Zeidman

        Fred S. Zeidman was appointed to our Board of Directors in December 2009. Mr. Zeidman has been the Chairman of Gordian Group LLC, a U.S. investment bank specializing in complex and distressed financial advisory work, since January 2015. In March 2008, Mr. Zeidman was appointed Interim President of Nova Biosource Fuels, Inc. ("Nova"), a publicly traded biodiesel technology company, and served in that position until the company's acquisition in November 2009 and has served as a Nova director since June 2007. From August 2009 through November 2009, Mr. Zeidman was appointed Chief Restructuring Officer for Transmeridian Exploration, Inc. and served in that position until its sale in November 2009. Mr. Zeidman has been Bankruptcy Trustee of AremisSoft Corp since 2004.

        Mr. Zeidman currently serves as Chairman Emeritus of the University of Texas Health Science System Houston, he serves as interim Chief Financial Officer of the Texas Heart Institute, and is a director of Lucas Energy Inc., Straight Path Communications Inc. and Petro River Oil. Mr. Zeidman served as Chairman of the United States Holocaust Memorial Council from March 2002 through September 2010. Mr. Zeidman served on the board of Compact Power, Inc., an energy storage systems company from November 2007 to November 2009. Mr. Zeidman has served on the board of Prosperity Bank for 30 years. He also served as CEO, President and Chairman of the Board of Seitel Inc., an oil field services company, from June 2002 until its sale in February 2007. Mr. Zeidman served as a Managing Director of the law firm Greenberg Traurig, LLP from July 2003 to December 2008.

        In addition to the professional and educational background and experience described above, the following experience, qualifications, attributes and/or skills led the Board of Directors to conclude that Mr. Zeidman should serve as a director:

        Leadership Experience—Mr. Zeidman has served in numerous roles of executive and directorship responsibility, including serving on the board of Prosperity Bank for 30 years and acting as Chairman of the United States Holocaust Memorial Council.

        Financial Experience—Mr. Zeidman has a Master's in Business Administration degree and was the Chief Restructuring Officer for Transmeridian Exploration.

Gary D. Elliston

        Gary D. Elliston was appointed to our Board of Directors in November 2015. Mr. Elliston has been the senior founding partner of DeHay & Elliston, L.L.P., a registered limited liability legal partnership, since August 1992, and specializes in litigation. He is licensed to practice before the United States Supreme Court, Texas Supreme Court, U.S. District Courts for the Northern, Southern, Western and Eastern Districts of Texas, and the U.S. Court of Appeals Fifth Circuit. He is also licensed in New York, West Virginia, Illinois and Oklahoma. He graduated cum laude from Howard Payne University in 1975 and cum laude from Southern Methodist University Law School in 1978. In 2007, he received an Honorary Doctorate of Humanities from Howard Payne University.

        In addition to the professional and educational background and experience described above, the following experience, qualifications, attributes and/or skills led the Board of Directors to conclude that Mr. Elliston should serve as a director:

        Leadership Experience—Mr. Elliston is the senior founding partner of DeHay & Elliston, L.L.P. In addition, he has previously served on the Board of Trustees for Howard Payne University, a private university located in Brownwood, Texas, and the Board of Regents for Baylor University, a private university located in Waco, Texas.

Executive Officers

Ray Leonard

        Ray Leonard, 64, President and Chief Executive Officer is also a director of the Company. Mr. Leonard has been the Company's Chief Executive Officer and President since December 2009. Information about his professional background is discussed in the section above regarding the Board of Directors.

Jason D. Davis

        Jason D. Davis, 45, rejoined the Company as Interim Chief Financial Officer and Corporate Secretary on June 6, 2017. Mr. Davis first joined the Company in June 2009 as the Company's Chief Financial Officer and subsequently held the position of Vice President of Finance and Treasurer from August 2010 to December 2014. Mr. Davis is a licensed certified public accountant and has served in various financial positions for several companies, including as the Chief Financial Officer of CASA Exploration from May 2015 to May 2017, the Controller at Particle Drilling Technologies, Inc. from June 2006 to June 2009, the Manager of SEC Reporting at Texas Genco, LLC from August 2005 to June 2006, and Assistant Controller at Isolagen, Inc. from March 2004 to August 2005. Mr. Davis also served as the interim Chief Financial Officer for Particle Drilling Technologies, Inc. from January 2009 to June 2009. Mr. Davis began his career with Deloitte & Touche LLP, where he worked from 1997 until 2003. He received his BBA in Accountancy and Taxation from the University of Houston in 1997.

Shareholder Communications

        Stockholders and others who wish to communicate with the Board or any particular Director, including the Independent Director presiding over executive session meetings of Independent Directors, or with any executive officer of the Company, may do so by writing to our Corporate Secretary, Jason D. Davis, 12012 Wickchester Lane, Suite 475, Houston, Texas 77079.

        All such correspondence is reviewed by the Secretary's office, which logs the material for tracking purposes. The Board has asked the Secretary's office to forward to the appropriate Director(s) all correspondence, except for personal grievances, items unrelated to the functions of the Board, business solicitations, advertisements and materials that are profane.

Board Meetings During Fiscal Year 2017

        The Board of Directors held fifteen meetings during the fiscal year ended June 30, 2017.

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

*Chairman of the Board.

The Audit Committee of the Company reviews the adequacy of systems and procedures for preparing the financial statements and the suitability of internal financial controls. The Audit Committee also reviews and approves the scope and performance of the Company's independent registered public accounting firm. Messrs. Norbury, Strange, and Zeidman are the members of the Audit Committee and our board of directors has determined that all three are considered an audit committee financial expert as defined 407(d)(5)(ii) of Regulation S-K. All committee members are independent directors.

The Audit Committee has a written charter, which the Audit Committee reviews periodically to assess its adequacy. On September 9, 2015, the Audit Committee adopted a revised Audit Committee charter, which is available at the Company's website at www.hyperdynamics.com. During the year ended June 30, 2017, the Audit Committee met six times.

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

        The members of the Compensation, Nominating, and Corporate Governance Committee are Messrs. Elliston, Strange, and Zeidman. Mr. Zeidman is the Chair of the Compensation, Nominating, and Corporate Governance Committee. All committee members are independent. During the year ended June 30, 2017, the Compensation, Nominating, and Corporate Governance Committee met one time. The Compensation, Nominating, and Corporate Governance Committee adopted a written charter on September 9, 2015, which is available at the Company's website at www.hyperdynamics.com.

        Though neither the Board of Directors nor the Compensation, Nominating, and Corporate Governance Committee has a formal policy concerning diversity, the Board of Directors values diversity on the Board and believes diversity should be considered in the director identification and nominating process.

        The members of our Government Relations Committee are Messrs. Leonard and Zeidman and Ms. Moller. Mr. Zeidman and Ms. Moller are independent. Ms. Moller is the Chair of the Government Relations Committee. During the year ended June 30, 2017, the Governmental Relations Committee met four times. The Government Relations Committee does not have a charter.

Director Independence

        Our common stock is traded on the OTCQX and is not listed on a national securities exchange. Nevertheless, we use SEC Rule 10A-3 and the rules of The Nasdaq Stock Market in determining whether a director is independent in the capacity of director and in the capacity as a member of a board committee. In determining director independence, we have not relied on any exemptions from any rule's definition concerning director independence.

        We currently have six directors, five of whom are deemed independent directors. The Board of Directors has determined that the following directors qualify as independent: Ian Norbury, Chairman of the Board; Patricia N. Moller; William O. Strange; Fred S. Zeidman; and Gary D. Elliston (collectively, the "Independent Directors").

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

Audit Committee Report

        The Audit Committee has reviewed and discussed the audited financial statements with management. The Audit Committee has discussed with the independent auditors the matters required to be discussed by Auditing Standard No. 1301: Communications with Audit Committees, as adopted by the Public Company Accounting Oversight Board. The Audit Committee has received the written disclosures and the letter from the independent accountants required by the applicable requirements of the Public Company Accounting Oversight Board regarding the independent accountant's communications with the Audit Committee concerning independence, and has discussed with the independent accountant the independent accountant's independence. Based on the review and discussions referred to above, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2017, for filing with the SEC.

Members of the Audit Committee:
/s/ WILLIAM O. STRANGE
/s/ IAN NORBURY
/s/ FRED S. ZEIDMAN

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the

SEC and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, and written representations from certain reporting persons, we believe that during fiscal year ended June 30, 2017, all such persons filed on a timely basis all reports required by Section 16(a) of the Exchange Act, except as follows:

		Number of transactions	Failure to File
Name	Number of Late Reports	not Reported on a Timely Basis	a Required Form
Raymond C. Leonard	2	2	None
Ian Norbury	None	None	None
Patricia Moller	None	None	None
William O. Strange	None	None	None
Fred S. Zeidman	None	None	None
Gary D. Elliston	None	None	None
Jason D. Davis	3	3	None
Sergey Alekseev	3	3	3
Pacific Drilling Operations Limited	None	None	None

Code of Ethics

        We have adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and our directors and officers. We will provide without charge a copy of our Code of Business Conduct and Ethics upon request. Such request should be directed in writing to our Corporate Secretary, Jason Davis, Hyperdynamics Corporation, 12012 Wickchester Lane, Suite 475 Houston, TX 77079, voice: (713) 353-9400, fax: (713) 353-9421. Our Code of Business Conduct and Ethics is available on our website at www.hyperdynamics.com.

Item 11.             Executive Compensation.

Compensation Discussion and Analysis

        Our compensation discussion and analysis for the fiscal year ended June 30, 2017, discusses the compensation for our Principal Executive Officer ("PEO"), who is our President and Chief Executive Officer, Ray Leonard; as well as disclosure for Jason Davis and Sergey Alekseev, as well as David W. Wesson and Paolo G. Amoruso, who, pursuant to Item 402 of Regulation S-K, would have been deemed to be named executive officers except that they were not serving as officers at the end of the Company's fiscal year ended June 30, 2017 (individually, each a "Named Executive Officer" or "NEO," and collectively, our "Named Executive Officers" or "NEOs"). Both Messrs. Wesson and Amoruso provided services to the Company as independent consultants pursuant to Consulting Agreements entered into on June 30, 2016 through September 30, 2016, having resigned their employment positions in advance of the expiration of their employment agreements. The Company engaged Mr. Amoruso through his law firm beginning on October 1, 2016 to provide services as requested by the Company from time to time.

        The Company's 10-K for the fiscal year that ended on June 30, 2016 included disclosures for David W. Wesson and Paolo G. Amoruso, who, pursuant to Item 402 of Regulation S-K, would have been deemed to be named executive officers except that they were not serving as officers at the end of the Company's prior fiscal year.

        These officers are also reflected in the Summary Compensation Table below and discussed further in the accompanying narrative thereto. In this compensation discussion and analysis, the terms "we" and "our" refer to Hyperdynamics Corporation, and not the Compensation, Nominating, or Corporate Governance Committee.

Compensation Overview, Objectives, and Elements

        We are a small, early-stage company in the oil and gas exploration industry and our operations in the last several years have focused on oil and gas exploration in our Concession offshore the coast of the Republic of Guinea in West Africa, identifying additional prospects that may contain oil or gas and identifying other oil & gas companies to farm-out participating interests in the Concession. We have accomplished this with a small team of management individuals with significant industry experience. We have designed our compensation program to attract and retain these highly experienced individuals, who have competing opportunities at more established companies, as well as to motivate and reward these individuals for the successful execution of our business plan.

        The Compensation, Nominating and Corporate Governance Committee of the Board of Directors reviews the performance of our executives and develops and makes recommendations to the Board of Directors with respect to executive compensation policies. The Compensation, Nominating and Corporate Governance Committee is empowered by the Board of Directors to establish and administer our executive compensation programs. The members of the Compensation, Nominating and Corporate Governance Committee are Messrs. Elliston, Strange, and Zeidman. Mr. Zeidman is the Chair of the Compensation, Nominating and Corporate Governance Committee. All committee members are independent.

        Because of the uniqueness of our business and operations, the Compensation, Nominating and Corporate Governance Committee has concluded that we do not have a single group of peer or comparison companies for purposes of traditional benchmarking and percentile targeting and, as such, the Compensation, Nominating and Corporate Governance Committee does not use traditional benchmarking or percentile targeting against a stated peer group in setting compensation. Rather than looking to a single peer or comparison group of companies, our compensation practice concerning our executives is to review compensation on a position-by-position basis and determine the particular skill set required to be successful at the Company for the particular position in question. The skill set necessarily varies among positions but may include: executive management experience at oil and gas enterprises; offshore experience and technical expertise; international experience; experience growing and maturing a company; relevant financial and commercial experience; and relevant compliance and legal experience. As a result, the Compensation, Nominating and Corporate Governance Committee's determinations in setting compensation are often qualitative and subjective, depending on the executive's position.

        The details of the processes and procedures for the consideration and determination of executive compensation are described below.

What are the objectives of our executive officer compensation program?

        The objectives of the Compensation, Nominating and Corporate Governance Committee in determining executive compensation are to: (1) attract and retain key individuals who are important to the continued success of Hyperdynamics, and (2) provide strong financial incentives, at reasonable cost to the stockholders, for senior management to enhance the value of the stockholders' investment.

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

        The elements of compensation that the Compensation, Nominating and Corporate Governance Committee uses to accomplish these objectives include: (1) base salaries, (2) bonuses, and (3) long-term incentives in the form of stock and stock options. From time to time, we also provide perquisites to certain executives and health and life insurance to all employees. The elements of compensation that we offer help us to attract and retain our officers. The specific purpose of each element of compensation is outlined below.

Base Salaries

        We provide fixed annual base salaries as consideration for each executive's performance of his or her job duties. Salaries are set based on level of responsibility, skills, knowledge, experience, and contribution to Hyperdynamics' business.

Bonuses

        Annual cash bonuses are typically awarded to our executives as a variable compensation component. Bonuses are based on goals and objectives for each executive. Each executive is given a target bonus percentage. The Chief Executive Officer recommends a bonus amount to the Compensation, Nominating and Corporate Governance Committee.

        Our historic policy has been to set such executive's bonus in a range of 50% to 100% of that executive's annual base salary with a target of 75% of the executive's annual base salary. The Compensation, Nominating and Corporate Governance Committee or the Board of Directors at large approves annual bonuses for our executives. Such approval usually occurs during the month of June of the fiscal year that concludes at the end of that month. Our President and Chief Executive Officer, Ray Leonard, has specific performance-related goals and targets usually set by the Compensation, Nominating and Corporate Governance Committee in the month of June (prior to the commencement of the applicable fiscal year). The following June (at the end of the fiscal year) the Compensation, Nominating and Corporate Governance Committee evaluates the Chief Executive Officer's performance against those goals and targets and recommends a bonus amount to the Board of Directors following that evaluation.

        In June 2016, the Board of Directors revised Hyperdynamics' Bonus Policy to make all annual bonuses completely performance-based upon the achievement of pre-established targets.

Long-term Incentives

        We can provide long-term incentives in the form of stock and stock options. Our practice has been to provide stock options as our preferred form of long-term incentives. Long-term incentives are a component of variable compensation because the amount of income ultimately earned is dependent upon and varies with our common stock price over the term of the option. The stock option awards tie a portion of executive compensation to the stock price and, accordingly, our financial and operating results. We do not use a formula to determine stock and stock option awards to executives. Stock option awards are not designed to be tied to yearly results. We view stock option awards as a means to encourage equity ownership by executives and, thus, to generally align the interests of the executives with the stockholders.

        Our 2010 Plan authorizes the Compensation, Nominating and Corporate Governance Committee to award stock options, restricted stock, and stock registered under a Form S-8 registration statement to officers and other key employees. The Compensation, Nominating, and Corporate Governance Committee implements this authority by awarding stock options designed to align the interests of all senior executives to those of stockholders. This is accomplished by awarding stock options, which change in value based upon the market price of Hyperdynamics' common stock, on a systematic basis.

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

Perquisites

        Perquisites are determined on a case-by-case basis by the Compensation, Nominating and Corporate Governance Committee.

How do we determine the amount for each element of executive officer compensation?

        Our policy is to provide compensation packages that are competitively reasonable and appropriate for our business needs. We consider such factors as: competitive compensation packages as negotiated with our officers; evaluations of the President and Chief Executive Officer and other executive officers; achievement of performance goals and milestones as additional motivation for certain executives; officers' ability to work in relationships that foster teamwork among our executive officers; officers' individual skills and expertise, and labor market conditions. We did not engage a third-party compensation consultant during the fiscal years ended June 30, 2015 or 2016.

        During the fiscal years ended June 30, 2015, and 2016, total executive compensation consisted of base salary, bonuses and option awards. Generally, the option awards for executives are negotiated in the executive's contract, with an exercise price based on the market price on the award date. Special option awards are also issued to employees on a case-by-case basis during the year for significant achievement. Because of the simplicity of the compensation package, there is very little interaction between decisions about the individual elements of compensation.

Administration of Executive Compensation

        The Compensation, Nominating and Corporate Governance Committee reviews and approves corporate goals and objectives relevant to compensation of the NEOs, evaluates the NEOs' performance, and sets their compensation. In determining compensation policies and procedures, the Compensation, Nominating and Corporate Governance Committee considers the results of stockholder advisory votes on executive compensation and how the votes have affected executive compensation decisions and policies.

        The Compensation, Nominating and Corporate Governance Committee or Board of Directors usually sets annual salaries during the month of December of the fiscal year that ends the following June 30th and usually approves the payment of annual bonuses and the award of long-term incentives during the month of June of the fiscal year that concludes at the end of that month.

Chief Executive Officer Involvement in Compensation Decisions

        The Chief Executive Officer makes recommendations to the Compensation, Nominating and Corporate Governance Committee concerning the employment packages of all subordinate officers. Neither the Chief Executive Officer nor any other Company officer or employee attends periodic executive sessions of the Compensation, Nominating and Corporate Governance Committee.

How compensation or amounts realizable from prior compensation are considered?

        The amount of past compensation generally does not affect current year considerations because bonuses and long-term incentives are awarded for each individual fiscal year's job performance. As part of its ongoing review process, the

Compensation, Nominating and Corporate Governance Committee regularly evaluates our compensation programs to ensure they meet changing business needs and support alignment with stockholders' interests.

Tax Considerations

        Our compensation plans are designed generally to ensure full tax deductibility of compensation paid under the plans.

        This includes compliance with Section 162(m) of the Internal Revenue Code, which limits our tax deduction for an executive's compensation to $1 million, unless certain conditions are met. For the fiscal year ended June 30, 2016, the full amount of all compensation provided to all executives was tax deductible to the Company.

Timing, Award Date, and Exercise Price for Stock Option Awards

        Our policy is to award stock options upon hiring of the employee and on a case-by-case basis throughout the year. Stock option exercise prices are the closing price on the date of grant. We also have made certain awards based on the completion of performance criteria.

Analysis of Variations in Individual NEOs Compensation

        Each NEO's compensation is detailed in the Summary Compensation Table below and discussed further in the accompanying narrative thereto. For those NEOs who have employment agreements, each such agreement is described under the caption "Narrative Disclosure to Summary Compensation Table."

2017 Compensation Decisions for Our Named Executive Officers

        Described below are the details of the processes and procedures for the consideration and determination of executive compensation for fiscal year 2017.

Summary Compensation Table

        The following table shows the salaries, bonuses, incentive awards, retirement benefits and other compensation relating to fiscal years ended June 30, 2017 and June 30, 2016 for our PEO and our two most highly compensated executive officers, other than our PEO, pursuant to paragraph (m)(2)(iii) of Item 402 of SEC Regulation S-K. Columns for which there was no compensation have been omitted.

				Stock	Option
				Grants	Awards	All Other
		Salary	Bonus	($)	($)	Compensation	Total
Name & Principal Position	Year	($)	($)	(e)(1)	(f)(1)	($)(2)	($)
Raymond C, Leonard,	2017	350,000	—	151,000	—	—	501,000
President and CEO(2)	2016	400,000	50,000	42,000	—	—	492,000
Jason D. Davis,	2017	19,792	—	7,786	63,040	—	90,618
Interim Chief Financial Officer(5)	2016	—	—	—	—	—	—
Sergey Alekseev(6),	2017	279,170	—	113,250	37,894	—	430,314
Former Chief Financial Officer	2016	—	—	—	—	—	—
David W. Wesson,	2017	—	—	—	—	—	—
Former Chief Financial Officer	2016	268,250	—	—	5,836	—	274,086
Paolo G. Amoruso,	2017	—	—	—	—	—	—
Former Vice President of Legal Affairs	2016	288,000	—	—	6,260	—	294,260

(1)

These amounts reflect the aggregate grant date fair value, computed in accordance with FASB ASC Topic 718, for options awarded in the last two fiscal years ended June 30, 2017 and 2016. For a description of the assumptions used for purposes of determining award date fair value, see Note 8 to the financial statements for the fiscal year ended

June 30, 2017 included in this Report. Regardless of the value on the grant date, the actual value that may be recognized by the executives will depend on the market value of the Company's common stock on a date in the future when a stock option is recognized. Includes a $60,000 bonus pursuant to a Retention Bonus Agreement Mr. Amoruso signed on June 30, 2014 with the Company. Mr. Amoruso received half of the Retention Bonus on June 30, 2014, and the second half in January 2015.

(2)

In order to minimize cash compensation payments during the fiscal year, the Company decided to reduce salaries by half for all employees from March 2017 through May 2017. The amount withheld from Mr. Leonard's salary was $50,000 and will be paid in the future.

(3)

The amounts noted above for Mr. Wesson reflect the compensation for his service as our Vice President, Chief Financial Officer and our Principal Financial and Accounting Officer for the fiscal year ended June 30, 2016. Mr. Wesson continued to provide services to the Company as an independent consultant pursuant to a Consulting Agreement entered into on June 30, 2016, having resigned his employment positions in advance of the expiration of his Employment Agreement. Mr. Wesson entered into a separate engagement agreement with the Company for services as requested from time to time. (See "Certain Relationships and Related Party Transactions").

(4)

The amounts noted above for Mr. Amoruso reflect the compensation for his service as our Vice President of Commercial and Legal Affairs and Corporate Secretary for the fiscal year ended June 30, 2016. Mr. Amoruso continued to provide services to the Company as an independent consultant through September 30, 2016 pursuant to a consulting agreement entered into on June 30, 2016, having resigned his employment positions in advance of the expiration of his Employment Agreement. The Company engaged Mr. Amoruso through his law firm, Paolo G Amoruso PLLC, beginning on October 1, 2016 to provide services as requested by the Company from time to time. (See "Certain Relationships and Related Party Transactions").

(5)	Mr. Davis was appointed Interim Chief Financial Officer on June 6, 2017. The total compensation reflects the 24 days in the fiscal year ended June 30, 2017. Mr. Davis' annual salary is $275,000.

(6)

Mr. Alekseev was appointed Chief Financial Officer on April 19, 2017 and resigned from the position on June 6, 2017. The total compensation reflects compensation earned during the entire fiscal year Mr. Alekseev was employed with the Company. Mr. Alekseev's annual salary is $300,000. In order to minimize cash compensation payments during the fiscal year, the Company decided to reduce salaries by half for all employees from March 2017 through May 2017. The amount withheld from Mr. Alekseev's salary was $25,000 and will be paid in the future.

Narrative Disclosure to Summary Compensation Table

Ray Leonard, President and Chief Executive Officer

        We entered into a three-year employment agreement with Ray Leonard, our current Chief Executive Officer, President and Director effective as of July 22, 2009, as amended, effective December 11, 2009. On September 10, 2012, effective as of July 23, 2012, we entered into an amended and restated employment agreement with Mr. Leonard. The agreement, as amended and restated, has a one-year term that is automatically extended for successive one-year periods following the end of the initial one-year term, unless otherwise terminated by delivery of written notice by either party prior to May 31 of each period. The agreement provides that Mr. Leonard will serve as our President and Chief Executive Officer. Mr. Leonard's current base salary is $400,000, which is subject to annual adjustments, at the discretion of the Board of Directors, but in no event shall the Company pay Mr. Leonard a base salary less than that set forth above, or any increased base salary later in effect, without the consent of Mr. Leonard.

        In June 2015, the Board of Directors approved the annual base salary for Mr. Leonard for fiscal year 2016 (to be effective July 1, 2015) of $400,000, which represents no increase in Mr. Leonard's salary in 2015.

        Additionally, pursuant to his employment agreement, Mr. Leonard is eligible to receive incentive compensation, as may be adopted and approved by the Compensation, Nominating and Corporate Governance Committee from time to time and is entitled to participate in any incentive compensation plan ("ICP") applicable to Mr. Leonard's position, as may be adopted by us from time to time and in accordance with the terms of such plan(s). Mr. Leonard's cash bonus award opportunity is 100% of his base salary with a minimum of 50% and a maximum of 200% and shall be subject to such other terms, conditions and restrictions as may be established by the Board of Directors or the Compensation, Nominating and Corporate Governance Committee.

        Mr. Leonard is also entitled to receive stock options in an amount equal to 50% of the number of dollars of the cash award, as adjusted for the July 1, 2013 reverse stock split.

        Annually, Mr. Leonard develops a proposed set of current year performance metrics that are subject to review and approval by the Board of Directors and/or the Compensation, Nominating and Corporate Governance Committee and the achievement of which are evaluated by the Committee in making annual cash bonus payments and long-term incentive awards. Since the inception of Mr. Leonard's employment, the metrics for his bonus award have been based on annual objectives related to advancing our exploration activities, achieving funding from equity capital raises, participation in the Concession, and/or stock price appreciation. The Compensation, Nominating, and Corporate Governance Committee approved that the bonus would be determined by allocating 50% of the amount to the stock price, 25% to securing funding and addressing our "going concern" status, and 25% to operations, with each component to be reviewed by the Committee.

        In June 2017, in order to minimize cash compensation payments, the Board of Directors offered all employees restricted stock as bonuses. As part of the annual review of Mr. Leonard's performance during the 2017 fiscal year, on June 30, 2017, Mr. Leonard received and we issued him 100,000 shares of our restricted common stock.

        In June 2016, in order to minimize cash compensation payments, the Board of Directors offered all employees an election to receive their bonuses through an increased stock component and a lower cash component. As part of the annual review of Mr. Leonard's performance during the 2016 fiscal year, on June 30, 2016, Mr. Leonard elected to receive and we issued him 100,000 shares of our common stock and $50,000 in lieu of paying Mr. Leonard his incentive bonus amount of $200,000 and 50,000 associated stock option grants.

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

Jason D. Davis, Interim Chief Financial Officer

        On June 6, 2017, we entered into an agreement with Mr. Davis, which provided for a base salary of $275,000.

        Mr. Davis also participated in the Company's ICP, and had an annual cash target award (the "ICP Bonus Award") opportunity under the ICP of 75% of his base salary with a minimum of 50% and a 100% maximum. In June 2017, in order to minimize cash compensation payments, the Board of Directors offered all employees restricted stock as bonuses. As part of the annual review of Mr. Davis' performance during the 2017 fiscal year, on June 30, 2017, Mr. Davis received and we issued to him 5,156 shares of our restricted common stock.

Sergey Alekseev, Former Chief Financial Officer

        On April 19, 2017, we entered into an agreement with Mr. Alekseev, to provide for a base salary of $300,000.

        Mr. Alekseev also participated in the Company's ICP, and had an annual cash target award (the "ICP Bonus Award") opportunity under the ICP of 75% of his base salary with a minimum of 50% and a maximum of 100%. In June 2017, in order to minimize cash compensation payments, the Board of Directors offered all employees restricted stock as bonuses. As part of the annual review of Mr. Alekseev's performance during the 2017 fiscal year, on June 30, 2017, Mr. Alekseev received and we issued him 75,000 shares of our restricted common stock.

David W. Wesson, Former V.P., Principal Financial and Accounting Officer

        In setting fiscal year 2016 annual salary for Mr. Wesson in June 2015, the Compensation, Nominating and Corporate Governance Committee and Board of Directors reviewed and evaluated his individual performance, experience level and level of responsibility, among other factors. Based on the recommendation of Mr. Leonard, the Board of Directors decided to increase the salary for Mr. Wesson, reflected in the Summary Compensation Table above.

        Mr. Wesson also participated in the Company's ICP, and had an annual cash target award (the "ICP Bonus Award") opportunity under the ICP of 75% of his base salary with a minimum of 50% and a maximum of 100%. The performance metrics for the ICP Bonus Award for the Mr. Wesson mirrored the metrics of our Chief Executive Officer as approved by our Compensation, Nominating, and Corporate Governance Committee in May 2015. In addition to the ICP Bonus Award, Mr. Wesson received an annual award of options to purchase shares of our common stock under our equity incentive plan then in effect in an amount equal to 25% of the number of dollars of the cash award.

        Upon termination of the initial term of the employment agreement, on June 30, 2016, we entered into a consulting agreement with Mr. Wesson pursuant to the terms of which he will provide services to the Company as an independent consultant (See "Certain Relationships and Related Party Transactions").

Paolo G. Amoruso, Former Vice President of Legal Affairs and Secretary

        In setting the fiscal year 2016 annual salary for Mr. Amoruso in June 2015, the Compensation, Nominating and Corporate Governance Committee and the Board of Directors reviewed and evaluated his individual performance, experience level and level of responsibility, among other factors. Based on the recommendation of Mr. Leonard, the Board of Directors decided to increase the salary for Mr. Amoruso, as reflected in the Summary Compensation Table above.

        Mr. Amoruso also participated in the Company's ICP, and had an annual cash target award (the "ICP Bonus Award") opportunity under the ICP of 75% of his base salary with a minimum of 50% and a maximum of 100%. The performance metrics for the ICP Bonus Award for Mr. Amoruso mirrored the metrics of our Chief Executive Officer as approved by our Compensation, Nominating, and Corporate Governance Committee in May 2015. In addition to the ICP Bonus Award, Mr. Amoruso received an annual award of options to purchase shares of our common stock under our equity incentive plan then in effect in an amount equal to 25% of the number of dollars of the cash award.

        Upon termination of the initial term of the employment agreement, on June 30, 2016, we entered into a consulting agreement with Mr. Amoruso pursuant to the terms of which he will provide services to the Company as an independent consultant (See "Certain Relationships and Related Party Transactions").

Potential Payments upon Termination or Change-In-Control

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

        If we terminate Mr. Leonard without cause, or if Mr. Leonard terminates for good reason, or upon expiration of the employment term due to our notice to terminate, then Mr. Leonard will be entitled to receive one year's base salary, his bonus award at the target level for the performance period in effect on the employment termination date, and full vesting of all stock options and restricted stock awards held by him with a 12-month period to exercise (or the expiration of the award term, if that occurs sooner).

Retirement Plans, Perquisites and Other Personal Benefits

        During the fiscal year ended June 30, 2016, no executive officer received any perquisites.

Plan-Based Awards

        The following table lists awards of plan-based stock options for the 2017 fiscal year for our PEO and our two most highly compensated executive officers other than our principal executive officer.

AWARDS OF PLAN-BASED STOCK OPTIONS IN FISCAL YEAR—2017

All Other
Option
						Awards:	Exercise or	Award Date
						Number of	Base Price	Fair Value
						Securities	of Option	of
						Underlying	Awards	Stock &
	Action	Award	Threshold	Target	Maximum	Options	($/Share)	Options
Name	Date	Date	($)	($)	($)	(#)	($)	($)
Raymond C. Leonard	—	—	—	—	—	—	—	—
Jason Davis	6/6/2017	6/6/2017				40,000	1.64	63,040
Sergey Alekseev	7/7/2016	7/7/2016	—	—	—	20,000	0.41	3,394
	4/19/2017	4/19/2017				30,000	1.70	34,530

The following table lists all equity awards outstanding on the last day of the fiscal year ended June 30, 2017 to each of the executives named in the Summary Compensation Table.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards				Stock Awards
						Market
						Value of
					No. of	Shares or
	No. of	No. of			Shares or	Units of
	Securities	Securities			Units of	Stock
	Underlying	Underlying			Stock	That
	Unexercised	Unexercised	Option		That Have	Have
	Options	Options	Exercise	Option	Not	Not
	Exercisable	Unexercisable	Price	Expiration	Vested	Vested
Name	(#)	(#)	($/Share)	Date	(#)	($)
Raymond C. Leonard	18,750	—	3.60	6/25/2018	—	—
Raymond C. Leonard	50,000	—	3.25	6/30/2019	—	—
Raymond C. Leonard	34,522	—	0.90	6/30/2020	—	—
Jason Davis	—	40,000	1.64	6/6/2022	40,000	60,400
Sergey Alekseev	30,000	—	1.70	4/19/2022	—	—

Director Compensation for Fiscal Year Ended June 30, 2017

        The following table sets forth compensation amounts for our Directors for the fiscal year ended June 30, 2017.

	Fees
	Earned or	Stock	Option	All Other
	Paid in Cash	Grants	Awards	Compensation	Total
Name	($)	($)	($)	($)	($)
Raymond C. Leonard(1)	—	—	—	—	—
William O. Strange(2)	61,250	—	72,850	—	125,350
Patricia Moller(2)	47,250	—	122,065	—	162,565
Fred S. Zeidman(2)	57,750	—	72,850	—	122,350
Ian Norbury(2)	64,250	—	72,850	—	128,350
Gary D. Elliston(2)	49,000	—	72,850	—	114,850

(1)

We do not provide additional compensation to employees who also serve as directors for their service on the Board of Directors. All compensation paid to Mr. Leonard is reflected above separately in the Summary Compensation Table.

(2)

During the fiscal year ended June 30, 2017, each of Directors Norbury, Strange, Zeidman, Moller and Elliston received five-year options to purchase 50,000 shares of common stock, with 50% vesting on December 30, 2017 and 50% vesting on June 30, 2018. In addition, Ms. Moller received five-year options to purchase 50,000 shares of common stock, with 50% vesting on March 22, 2017 and 50% vesting on September 22, 2018

Director Compensation Arrangements

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

Director Stock Option Awards

        The Board of Directors awarded stock options to our directors on June 30, 2017, as reflected in the table below. The awards were made pursuant to our 2010 Equity Incentive Plan. The options have an exercise price of $1.51 per share, which was the closing price of our common stock on June 30, 2017, have a term of five years from the date of award, and vest 50% on December 30, 2017 and 50% on June 30, 2018. The following table sets forth the number of shares of our common stock underlying the options awarded to each of our Independent Directors during the fiscal year 2017:

Shares of Common
Stock Underlying
Options Awarded for
Fiscal Year Ended
Name of Director	June 30, 2017
Patricia Moller	100,000
Ian Norbury	50,000
William O. Strange	50,000
Fred S. Zeidman	50,000
Gary D. Elliston	50,000

Item 12.             Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information as of November 14, 2017 (the "Determination Date") with respect to the beneficial ownership of shares of common stock by (1) each person known to us that owns beneficially more than 5% of the outstanding shares of common stock, (2) each of our directors, (3) each of our executive officers, and (4) all of our executive officers and directors as a group. As of the Determination Date, we had 35,572,445 shares of common stock outstanding. Beneficial ownership is determined in accordance with Rule 13d-3 under the Exchange Act. In computing the number of shares beneficially owned by a person or group and the percentage ownership of that person or group, shares of our common stock subject to options currently exercisable or exercisable within 60 days after the Determination Date are deemed outstanding, but are not deemed outstanding for purposes of computing the percentage ownership of any other person. The address of each director and officer named in the below table is c/o Hyperdynamics Corporation, 12012 Wickchester Lane, Suite 475 Houston, TX 77079.

Name of Beneficial	Number of Shares		Percent
Owner	of Common Stock		of
	Beneficially Owned		Class
BlackRock, Inc.(1)	1,844,576	(1)	5.2%
Pacific Drilling Operations Limited(2)	7,759,644	(2)	20%

Directors and Executive Officers:
Raymond C. Leonard	807,301	(3)	2.3%
Ian Norbury	98,000	(4)	*
Patricia N. Moller	65,000	(5)	*
William O. Strange	157,808	(6)	*
Fred S. Zeidman	95,875	(7)	*
Gary D. Elliston	445,808	(8)	1.3%
Jason D. Davis	125,023	(9)
Directors and Executive Officers as a group (6 persons)	1,794,815		4.9%

(1)	This amount is based on ownership reported by BlackRock, Inc., as of December 31, 2016, in a Schedule 13G filed with the SEC. The address of BlackRock, Inc. is 55 East 52nd Street, New York, NY 10055.

(2)

Consists of 4,677,450 shares of Common Stock and warrants to purchase 3,082,194 shares of Common Stock. The address of Pacific Drilling Operations Limited is 11700 Katy Freeway, Suite 175, Houston, TX 77079.

(3)	This amount includes: (a) 577,294 shares of Common Stock; (b) options to purchase 103,272 shares of Common Stock and (c) a warrant to purchase 126,735 shares of Common Stock.

(4)	This amount includes: 3,000 shares of Common Stock and options to purchase 95,000 shares of Common Stock.

(5)	This amount includes: no shares of Common Stock and options to purchase 65,000 shares of Common Stock.

(6)	This amount includes: 38,372 shares of Common Stock, warrants to purchase 25,686 shares of Common Stock and options to purchase 93,750 shares of Common Stock.

(7)	This amount includes: 1,375 shares of Common Stock and options to purchase 94,500 shares of Common Stock.

(8)	This amount includes: 390,122 shares of Common stock (all pledged as security), warrants to purchase 25,686 shares of Common stock and options to purchase 30,000 shares of Common Stock.

(9)	This amount includes: 73,655 shares of Common Stock and warrants to purchase 51,372 shares of Common Stock.

The Company has entered into a stock purchase agreement with CLNG to raise $6,000,000 through the sale of 40,000,000 shares of the Company’s common stock.  If the stock purchase agreement with CLNG closes, of which there can be no assurance, CLNG or its affiliate will own approximately 53% of our then outstanding common stock and will have effective control of the Company.  There are no other existing arrangements known to the Company the operation of which may at a subsequent date result in a change in control of the Company.

Item 13.             Certain Relationships and Related Transactions, and Director Independence.

Conflicts of Interest

        We have a conflict of interest policy governing transactions involving related parties. In accordance with the policy, transactions involving related parties must be pre-approved by the Audit Committee, which is comprised of Independent Directors.

Related Persons Transactions

        Paolo G. Amoruso and David W. Wesson continued, after year end, to provide services to the Company as independent consultants pursuant to Consulting Agreements entered into on June 30, 2016, extending through September 30, 2016. Under the Consulting Agreements, Mr. Amoruso received a consulting fee of $30,000 per month and Mr. Wesson received a consulting fee of $25,000 per month. After September 30, 2016, Mr. Wesson continued to provide services as a contractor, respectively, to the Company on an hourly basis pursuant to engagement agreements depending on the needs of the Company. Mr. Amoruso, through his law firm, entered into an engagement agreement with the Company on October 1, 2016 to provide outside counsel services depending on the needs of the Company.

        On June 30, 2016, the Company also entered into Transition Agreements with Messrs. Amoruso and Wesson. Mr. Amoruso and Mr. Wesson agreed in the Transition Agreements that they are not entitled to any payments under their former employment agreements.

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

        Pursuant to his Transition Agreement, Mr. Wesson received payments of $150,000 on July 15, 2016, August 15, 2016, and September 15, 2016. In addition, Mr. Wesson received an award of non-qualified stock options to acquire 34,375 shares of the Company's common stock with an exercise price equal to the closing price on June 30, 2016.

        In March 2017, Ray Leonard, our President and Chief Executive Officer and a director, purchased 50 Units in our Series A Offering, described above under "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financing Activities" above, for a purchase price of $50,000.

In June 2017:

•

Gary D. Elliston, our director, purchased 34,247 Units in our Common Unit Offering, described above under "Management's Discussion and Analysis of Financial Condition and Results of Operations— Liquidity and Capital Resources—Financing Activities" above, for a purchase price of $50,000.

•	Ray Leonard purchased 68,494 Units in our Common Unit Offering, for a purchase price of $100,000.

•	William O. Strange, our director, purchased 34,247 Units in our Common Unit Offering, for a purchase price of $50,000.

•	Jason D. Davis, our Interim Chief Financial Officer and Secretary, purchased 34,247 Units in our Common Unit Offering, for a purchase price of $50,000.

•

Pacific Drilling Operations Limited, the parent of Pacific Scirocco, and a beneficial owner of more than 5% of our outstanding shares of common stock, purchased 2,739,727 Units in the Common Unit Offering for a purchase price of $4,000,000.

•

Pacific Drilling Operations also received 567,859 shares of common stock in connection with the amendment to our Offshore Drilling Contract as described under "Management's Discussion and Analysis of Financial Condition and Results of Operations—Overview" above.

In July 2017:

•	Ray Leonard purchased 51,370 Units in our Common Unit Offering, for a purchase price of $75,000.

•	Jason D. Davis purchased 34,248 Units in our Common Unit Offering, for a purchase price of $50,001.24.

In August 2017:

•	Ray Leonard purchased 34,247 Units in our Common Unit Offering, for a purchase price of $50,000.62.

•	Pacific Drilling Operations purchased 1,369,864 Units in our Common Unit Offering for a purchase price of $2,000,001.44.

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

Item 14.             Principal Accounting Fees and Services

Audit, Audit-related and Other Fees

        Aggregate fees for professional services rendered to the Company by Hein & Associates LLP for the years ended June 30, 2017 and 2016 were as follows:

	Years ended June 30,
	2017	2016
Audit Fees	$253,375	$142,128
Audit‑related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$253,375	$142,128

Audit Committee Pre-Approval

        Our Audit Committee Charter provides that either (i) the Audit Committee shall pre-approve all auditing and non-auditing services of the independent auditor, subject to de minimis exceptions for audit, review or attest services that are approved by the Audit Committee prior to completion of the audit; or (ii) the engagement of the independent auditor be entered into pursuant to pre-approved policies and procedures established by the Audit Committee, provided that the policies and procedures are detailed as to the particular services and the Audit Committee is informed of each service. The Audit Committee pre-approved 100% of the Company's certifying accountants' fees for audit services in fiscal years 2016 and 2017. Except as indicated above, there were no fees other than audit fees for years 2016 and 2017, and the auditors engaged performed all the services described above with their full-time permanent employees.

Part IV

Item 15. Exhibits, Financial Statement Schedules

The following exhibits are filed (or furnished) with this Report.

        The agreements included (or incorporated by reference) as exhibits to this registration statement, may contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the parties to the applicable agreement and:

•	should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

•	have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;
•	may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and
•	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

        Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time.

Exhibit Number	Description
3.1	Certificate of Incorporation, as amended through November 29, 2016(1)

3.2	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock (2)

3.3	Amended and Restated Bylaws (3)

4.1	Form of Common Stock Certificate (4)

4.2	Form of Common Stock Purchase Warrant issued to investors on February 1, 2012 (5)

4.4	Form of Common Stock Purchase Warrant issued to investors in the March-April, 2017, Private Placement Offering of Series A Convertible Preferred Stock (2)

4.5	Form of Common Stock Purchase Warrant issued to placement agent and its designees in the March-April, 2017, Private Placement Offering of Series A Convertible Preferred Stock (2)

4.6	Form of Common Stock Purchase Warrant issued to investors and to placement agent and its designees in the June 2017 Private Placement Offering of Common Stock Units (27)

10.1	Hydrocarbon Production Sharing Contract (PSA) between SCS Corporation and the Republic of Guinea, dated September 22, 2006 (6)

10.2	Amendment No. 1 to the Hydrocarbons Production Sharing Contract between SCS Corporation and the Republic of Guinea, dated March 25, 2010 (7)

Exhibit Number		Description
10.3		Amendment No. 2 to the Hydrocarbon Production Sharing Contract (Original French version), dated September 21, 2016 (8)

10.4		Amendment No. 2 to the Hydrocarbon Production Sharing Contract (English translation), dated September 21, 2016 (8)

10.5	†	Amended and Restated Employment Agreement between Hyperdynamics and Ray Leonard, effective as of July 23, 2012 (5)

10.6		Sale and Purchase Agreement between Hyperdynamics Corporation and Dana Petroleum (E&P) Limited, effective as of December 4, 2009 (9)

10.7		Operating Agreement between SCS Corporation and Dana Petroleum (E&P) Limited, dated January 28, 2010 (10)

10.8	†	2010 Equity Incentive Plan as amended (11)

10.9	†	Form of Incentive Stock Option Agreement (12)

10.10	†	Form of Non-Qualified Stock Option Agreement (12)

10.11	†	Form of Restricted Stock Agreement (12)

10.12		Contract Number: AGR/C105/10 between SCS Corporation and AGR Peak Well Management Limited for Provision of Well Construction Management Services, including LOGIC General Conditions as Appendix I (13)

10.13		Agreement for the Supply of Marine Seismic Data Application and Processing Services, dated September 20, 2011 between SCS Corporation and CGG Veritas Services SA (14)

10.14		Form of Securities Purchase Agreement, dated January 30, 2012, between Hyperdynamics Corporation and investors in the offering (5)

10.15		Placement Agency Agreement, dated January 30, 2012, by and between Hyperdynamics Corporation and Rodman & Renshaw, LLC (5)

10.16		Purchase and Sale Agreement between SCS Corporation Ltd. and Tullow Guinea Ltd., dated November 20, 2012 (15)

10.17

Joint Operating Agreement Novation and Amendment Agreement relating to the Operating Agreement for the Hydrocarbon Production Sharing Contract, offshore Guinea, between SCS Corporation Ltd., Dana Petroleum E&P Limited, and Tullow Guinea Ltd. dated December 31, 2012 (16)

10.18		Parent Company Guarantee between Tullow Oil plc and SCS Corporation Ltd., dated December 31, 2012 (16)

10.19		Settlement Deed between Hyperdynamics Corporation, SCS Corporation Ltd., AGR Well Management Ltd, and Jasper Drilling Private Ltd dated May 16, 2014 (17)

10.20	†	Employment Agreement, Effective October 1, 2015, between Hyperdynamics Corporation and Paolo Amoruso (18)

Exhibit Number		Description
10.21	†	Employment Agreement, Effective October 1, 2015, between Hyperdynamics Corporation and David Wesson (18)

10.22		Transition and Consulting Agreement, effective as of June 30, 2016, between Hyperdynamics Corporation and Paolo Amoruso (19)

10.23		Transition and Consulting Agreement, effective as of June 30, 2016, between Hyperdynamics Corporation and David Wesson (19)

10.24		Settlement and Release Agreement, dated as of August 15, 2016, by and among SCS Corporation Ltd., Tullow Guinea Ltd. and Dana Petroleum (E&P) Limited (19)

10.25		Presidential Decree of the Republic of Guinea, dated as of September 21, 2016 (Original French version) (8)

10.26		Presidential Decree of the Republic of Guinea, dated as of September 21, 2016 (English Translation) (8)

10.27		Drilling Services Contract, dated as of November 28, 2016, by and between Pacific Drilling Operations Limited, a wholly owned subsidiary of Pacific Drilling S.A., and SCS Corporation Ltd. (20)

10.28		Letter of Award, signed as of December 28, 2016, by and between Schlumberger Oilfield Eastern Limited and SCS Corporation Ltd. (20)

10.29		Master Service Agreement, signed as of December 28, 2016, by and between Schlumberger Oilfield Eastern Limited and SCS Corporation Ltd. (20)

10.30		Settlement Agreement, dated as of December 31, 2016, by and among Hyperdynamics Corporation and Iroquois Master Fund Ltd., et al. (20)

10.31

Notification Letter, dated as of January 24, 2017, from Mr. Diakaria Koulibaly, General Director of the National Petroleum Office of the Republic of Guinea, to SCS Corporation Ltd. (Original French language) (20)

10.32

Notification Letter, dated as of January 24, 2017, from Mr. Diakaria Koulibaly, General Director of the National Petroleum Office of the Republic of Guinea, to SCS Corporation Ltd. (English language translation) (20)

10.33		Tri Party Protocol between SCS Corporation Ltd, SAPETRO and the Government of Guinea dated March 10, 2017 (English) (21)

10.34		Tri Party Protocol between SCS Corporation Ltd, SAPETRO and the Government of Guinea dated March 10, 2017 (French) (21)

10.35		Farm-out Agreement, dated March 30, 2017, by and between SCS Corporation Ltd. and South Atlantic Petroleum Ltd. (including form of Joint Operating Agreement) (22)

10.36		Amendment No. 3 to the Hydrocarbon Production Sharing Contract (English translation) (23)

10.37		Amendment No. 3 to the Hydrocarbon Production Sharing Contract (Original French version) (23)

10.38		Presidential Decree (English Translation) (23)

Exhibit Number		Description
10.39		Presidential Decree (Original French version) (23)

10.40		Form of Subscription Agreement for the March-April, 2017, Private Placement Offering of Series A Convertible Preferred Stock (2)

10.41		Form of Amendment No. 1 to Subscription Agreement for the March-April, 2017, Private Placement Offering of Series A Convertible Preferred Stock (24)

10.42		Form of Registration Rights Agreement for the March-April, 2017, Private Placement Offering of Series A Convertible Preferred Stock (2)

10.43		Farmor's Financing Side Letter between SCS Corporation Limited and South Atlantic Petroleum Ltd. dated April 12, 2017 (25)

10.44		Amendment No 1 to Offshore Drilling Contract No. PSO 2, April 15, 2017 (26)

10.45		Assignment and Assumption of Contract, April 15, 2017 (26)

10.46		Form of Subscription Agreement for the June 2017 Private Placement Offering of Common Stock Units (27)

10.47		Form of Registration Rights Agreement for the June 2017 Private Placement Offering of Common Stock Units (27)
10.48		Termination, Settlement and Release Agreement dated October 6, 2017, between SCS Corporation Ltd. and South Atlantic Petroleum Ltd. (28)

14.1		Code of Ethics (29)

21.1	*	Subsidiaries of the Registrant

23.1	*	Consent of Hein & Associates LLP

31.1	*

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

99.1		Letter, dated July 12, 2017, from the Director General of ONAP of the Republic of Guinea granting an extension to the Company's appraisal rights in the Fatala-1 well (30)

101	*	Interactive Data Files of Financial Statements and Notes

Exhibit Number		Description

101.ins	*	Instant Document

101.sch	*	XBRL Taxonomy Schema Document

101.cal	*	XBRL Taxonomy Calculation Linkbase Document

101.def	*	XBRL Taxonomy Definition Linkbase Document

101.lab	*	XBRL Taxonomy Label Linkbase Document

101.pre	*	XBRL Taxonomy Presentation Linkbase Document

*  Filed herewith

†  Management contracts or compensatory plans or arrangements.

(1)	Incorporated by reference to corresponding Exhibit to Form 10-Q filed on March 3, 2017
(2)	Incorporated by reference to corresponding Exhibit to Form 8-K filed on March 23, 2017
(3)	Incorporated by reference to corresponding Exhibit to Form 8-K filed December 28, 2011
(4)	Incorporated by reference to corresponding Exhibit to Form S-1 filed January 12, 2006, as amended
(5)	Incorporated by reference to corresponding Exhibit to Form 10-K filed on September 13, 2012
(6)	Incorporated by reference to corresponding Exhibit to Form 8-K filed September 28, 2006
(7)	Incorporated by reference to corresponding Exhibit to Form 8-K filed March 31, 2010
(8)	Incorporated by reference to corresponding Exhibit to Form 8-K filed September 22, 2016
(9)	Incorporated by reference to corresponding Exhibit to Form 8-K filed December 7, 2009
(10)	Incorporated by reference to corresponding Exhibit to Form 8-K dated January 29, 2010
(11)	Incorporated by reference to corresponding Exhibit to Form 10-Q filed on February 11, 2016
(12)	Incorporated by reference to corresponding Exhibit to Form S-8 filed June 14, 2010
(13)	Incorporated by reference to corresponding Exhibit to Form 8-K filed December 6, 2010
(14)	Incorporated by reference to corresponding Exhibit to Form 8-K filed on September 23, 2011
(15)	Incorporated by reference to corresponding Exhibit to Form 8-K filed November 21, 2012
(16)	Incorporated by reference to corresponding Exhibit to Form 8-K filed January 7, 2013
(17)	Incorporated by reference to corresponding Exhibit to Form 10-K filed September 12, 2014
(18)	Incorporated by reference to corresponding Exhibit to Form 8-K filed October 7, 2015
(19)	Incorporated by reference to corresponding Exhibit to Form 8-K filed August 17, 2016
(20)	Incorporated by reference to corresponding Exhibit to Form 10-Q filed March 3, 2017
(21)	Incorporated by reference to corresponding Exhibit to Form 8-K filed March 13, 2017
(22)	Incorporated by reference to corresponding Exhibit to Form 8-K filed April 6, 2017
(23)	Incorporated by reference to corresponding Exhibit to Form 8-K filed April 27, 2017

(24)	Incorporated by reference to corresponding Exhibit to Form 8-K filed April 3, 2017
(25)	Incorporated by reference to corresponding Exhibit to Form 10-Q filed May 24, 2017
(26)	Incorporated by reference to corresponding Exhibit to Form 8-K filed May 26, 2017

(27) Incorporated by reference to corresponding Exhibit to Amendment No. 2 to Registration Statement (SEC File No. 333-217577) on Form S-1, filed June 7, 2017

(28) Incorporated by reference to corresponding Exhibit to Form 8-K filed October 13, 2017

(29) Incorporated by reference to corresponding Exhibit to Form 8-K filed July 18, 2017.

(30) Incorporated by reference to corresponding Exhibit to Form 8-K filed July 18, 2017

FINANCIAL STATEMENT SCHEDULES

The financial statement schedules required by this item are set forth in the notes to our financial statements set forth on page F-1.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Princi
HYPERDYNAMICS CORPORATION

November 15, 2017	/s/ Ray Leonard

Ray Leonard
President, CEO and Director Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

November 15, 2017	/s/ Ian Norbury

Ian Norbury
Non-Executive Chairman and Director

November 15, 2017	/s/ Ray Leonard

Ray Leonard
President, CEO and Director

November 15, 2017	/s/ William Strange

William Strange
Director

November 15, 2017	/s/ Fred Zeidman

Fred Zeidman
Director

November 15, 2017	/s/ Gary Elliston

Gary Elliston
Director

November 15, 2017	/s/ Patricia Moller

Patricia Moller
Director

November 15, 2017	/s/ Jason Davis

Jason Davis
Interim Chief Financial Officer Principal Financial and Accounting Officer